Form 10-Q
period 1995-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 1995-05-15
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

[ ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended                    Commission file
            MARCH 31, 1995                        No. 0-13660

                       SEACOAST BANKING CORPORATION OF FLORIDA
                (Exact name of registrant as specified in its charter)

             Florida                                         59-2260678
(State or other jurisdiction of                        (IRS employer
 incorporation or organization)                        identification number)

     815 Colorado Avenue, Stuart  FL                            34994
(Address of principal executive offices)                    (Zip code)

        (407) 287-4000
(Registrant's telephone number,
   including area code)

Securities registered pursuant to Section 12 (b) of the Act:
     None

Securities registered pursuant to Section 12 (g) of the Act:
     Class A Common Stock, Par Value $.10
              (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [x]   NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1995:

               Class A Common Stock, $.10 Par Value - 3,726,221 shares

               Class B Common Stock, $.10 Par Value -   557,154 shares




















                                        INDEX

                       SEACOAST BANKING CORPORATION OF FLORIDA



Part I    FINANCIAL INFORMATION                        PAGE #

Item 1    Financial Statements (Unaudited)

          Condensed consolidated balance sheets -
          March 31, 1995, December 31, 1994 and
          March 31, 1994                                 3 - 4

          Condensed consolidated statements of income -
          Three months ended March 31, 1995 and 1994     5 - 6

          Condensed consolidated statements of cash flows -
          Three months ended March 31, 1995 and 1994     7 - 9

          Notes to condensed consolidated financial
          statements                                     10

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Part II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          (a)  Restricted Stock Agreement

          (b)  Reports on Form 8-K

SIGNATURES






























Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                             Mar, 31   Dec, 31   Mar, 31
           (Dollars in thousands)            1995        1994       1994

           ASSETS
               Cash and due from banks       25019       25230          23998
               Federal funds sold            55750       62350           9600
               Securities:

                   At market                107810      131288         242110
                   At amortized cost
                     (market values:
                     $134,961 at 3/31/95,
                     $122,472 at 12/31/94 &
                     $ 63,779 at 3/31/94    135749      127373          63134

                     TOTAL SECURITIES       243559      258661          305244

               Loans, net of unearned
                 income                     303932      292790          256617
               Less:  Allowance for loan
                 losses                      (3337)      (3373)          (3604)

                     NET LOANS              300595      289417          253013
               Bank premises and equipment   15159       15751           16302
               Other real estate owned           0         165            3617
               Other assets                  10428       11137            8932

                                            650510      662711          620706

           LIABILITIES & SHAREHOLDERS'
           EQUITY LIABILITIES
               Deposits                     581530      559629          550761
                 Federal funds purchased
                   & securities sold under
                   agreements to repurchase
                   maturing within 30 days    8584       44639            8722

               Other liabilities              2767        2859            3259
                                            592881      607127          562742


















CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                          Mar 31,  Dec 31,    Mar 31,
        (Dollars in thousands)            1995       1994      1994
           SHAREHOLDERS' EQUITY
             Preferred stock                    0             0          0
             Class A common stock             373           372        370
             Class B common stock              56            56         57
             Additional paid-in capital     18520         18498      18381
             Retained earnings              41960         41049      37834

                                            60909         59975      56642
           Securities valuation equity      (3280)        (4391)      1322
           (allowance)

                 TOTAL SHAREHOLDERS'
                   EQUITY                   57629         55584      57964

                                           650510        662711     620706


Note:   The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.
































CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                              Three Months Ended
                                                   March 31,
 (Dollars in thousands, except per share        1994     1993
 data)
 Interest and dividends on investment             3957     4350
 securities                                       6432     5093
 Interest and fees on loans                        653      113
 Interest on federal funds sold
     TOTAL INTEREST INCOME                       11042     9556

 Interest on deposits                             1375     1367
 Interest on time certificates                    2967     1805
 Interest on borrowed money                        192       73

     TOTAL INTEREST EXPENSE                       4534     3245

       NET INTEREST INCOME                        6508     6311
 Provision for loan losses                           0       50

     NET INTEREST INCOME AFTER PROVISION FOR
       LOAN LOSSES                                6508     6261

 Noninterest income
   Securities gains (losses)                      (53)     (15)
   Other income                                   1599     1764
     TOTAL NONINTEREST INCOME                     1546     1749

     TOTAL NONINTEREST EXPENSES                   5865     5930

       INCOME BEFORE INCOME TAXES                 2189     2080
 Provision for income taxes                        726      673
       NET INCOME                                 1463     1407






























CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                          Three Months Ended
                                               March 31,
 (Dollars in thousands, except per       1994           1993
 share data)
 PER SHARE COMMON STOCK:
      NET INCOME                             0.34          0.33
      CASH DIVIDENDS DECLARED:
        Class A                              0.130         0.120
        Class B                              0.109         0.100

 Average shares outstanding                4309763       4298982

See notes to condensed consolidated financial statements.















































CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                              (In thousands of dollars)
           Three Months Ended March 31                      1995    1994

           Increase(Decrease) in Cash and Cash
             Equivalents
           Cash flows from operating activities
             Interest received                             11395   10059
             Fees and commissions received                 (1599)   1724
             Interest paid                                 (4340)  (3275)
             Cash paid to suppliers and employees          (6451)  (6333)
             Income taxes paid                                 0    (290)

           Net cash provided by operating activities        2203    1885

           Cash flows from investing activities
             Proceeds from maturity of securities
               classified at market                        11619    6624
             Proceeds from maturity of securities
               classified at amortized cost                 1721    4596
             Proceeds from sale of securities classified
               at market                                    19526   5233
             Proceeds from sale of securities classified
               at amortized cost                                0      0
             Purchase of securities classified at market   (16231)(42509)
             Purchase of securities classified at
               amortized cost                                   0   (983)
             Proceeds from sale of loans                        0  24160
             Net new loans and principal repayments        (11178) (7610)
             Proceeds from the sale of other real
               estate owned                                   219    370
             Sale(purchase) of premises and equipment         125   (146)
             Net change in other assets                      (129)   (76)

           Net cash provided by (used in) investing
           activities                                       5672  (10341)

























CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                               (In thousands of dollars)
           Three Months Ended March 31                      1995    1994
           Cash flows from financing activities
             Net increase in deposits                      21897   17261
             Net decrease in federal funds purchased and
               securities sold under agreements to
               repurchase                                 (36055) (31811)
             Sale of common stock -- Employee Stock
               Purchase Plan and Employee Profit --
               Sharing Plan                                   22      64
             Exercise of stock options                         0      88
             Dividends paid                                 (550)   (507)
           Net cash used in financing activities          (14686) (14905)

           Net decrease in cash and cash equivalents       (6811) (23361)
           Cash and cash equivalents at beginning of year  87580   56959

           Cash and cash equivalents at end of period      80769   33598











































CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                               (In thousands of dollars)
           Three Months Ended March 31                      1995    1994
           Reconciliation of Net Income to Cash Provided
             by Operating Activities
           Net Income                                       1463    1407
          Adjustments to reconcile net income to net
           cash provided by operating activities
             Depreciation and amortization                   605     741
             Provision for loan losses                         0     (50)
             Loss on sale of securities                       53      15
             Gain on sale of loans                             0     (40)
             Loss(gain) on sale and writedown of
               foreclosed assets                             (54)    129
             Loss on disposition of fixed assets              28      19
             Change in interest receivable                   208     248
             Change in interest payable                      194     (30)
             Change in prepaid expenses                     (730)   (720)
             Change in accrued taxes                         913     507
             Change in other liabilities                    (477)   (441)
           Total adjustments                                 740     478

           Net cash provided by operating activities        2203    1885



           Supplemental disclosure of noncash investing
             activities:
             Transfers from loans to other real estate
               owned                                           0       0
             Market value adjustment to securities          1560   (5257)
             Transfer from securities held for sale to
               held for investment                         10049        0

See notes to condensed consolidated financial statement.
























NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - CONTINGENT LIABILITIES

Various claims and lawsuits are pending against the Company and its subsidiaries. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and other lawsuits, when resolved, will not have a material adverse effect on the consolidated financial condition of the Company and it's subsidiaries.

NOTE C - ACQUISITION

On April 14, 1995, the Company acquired American Bank Capital Corporation of Florida and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Company paying $9.3 million. The following represents the proforma impact as of and for the year ended December 31, 1994, assuming the acquisition occurred January 1, 1994:

                                                  (Dollars in
                    December 31, 1994               thousands)
                    Total assets                       726244
                    Total loans                        340022

                    Total deposits                     621524

                    Shareholders'equity                 55584
                    Intangible assets                    7662

                    Tangible Tier 1 capital to          7.46%
                    adjusted assets
















               (Dollars in thousands except per share amounts)
               For the year ended December 31, 1994
               Net interest income                         27328
               Noninterest income                           7771

               Noninterest expense                         24330

               Net income                                   6910
               Earnings per share                              1.60






















































Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


FIRST QUARTER 1995

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the first quarter of 1995 totalled $1,463,000 or $0.34 per share, compared with $1,407,000 or $0.33 per share in the first quarter of 1994 and $1,636,000 or $0.38 per share in the fourth quarter of 1994. Net income for the fourth quarter of 1994 included an after tax gain on sales of other real estate owned of $233,000 or $0.05 per share.

Return on average assets was 0.92 percent and return on average shareholders' equity was 9.82 percent for the first quarter of 1995, compared to first quarter 1994's performance of 0.93 percent and 10.17 percent, respectively, and the prior year's fourth quarter results of 1.04 percent and 10.88 percent, respectively.


NET INTEREST INCOME

Earnings in the first three months of 1995 benefited from an improved net interest margin. On a tax equivalent basis the margin increased to 4.49
percent from 4.43 percent for the fourth quarter of 1994.   Due to competing
institutions in our market holding deposit rates level for NOW and savings deposits and increasing rates marginally for money market accounts, the rate paid for interest bearing liabilities for the first quarter of 1995 was limited to a 41 basis point increase from the fourth quarter of 1994. Enhancing the margin since fourth quarter of 1994 were increases in the yield on loans of 56 basis points, resulting from improved loan demand and periodic repricing of adjustable rate mortgages. Also, the yield on federal funds sold increased 71 basis points.

For the first quarter a year ago, the net interest margin recorded was 4.63 percent. An increase in the general level of interest rates over the last twelve months has resulted in a 60 basis point increase in the yield on average earning assets to 7.57 percent.

Similarly, but to a higher degree, the rate paid for interest bearing liabilities has increased 90 basis points to 3.58 percent.

Average earning assets for the first quarter of 1995 increased $34,242,000 or
6.1 percent to $596,809,000, compared to prior year's first quarter. Loan demand picked up pace in the latter half of 1994 and into 1995 providing a $39,681,000 or 15.4 percent increase in average loans to $297,533,000. Average investment securities declined $35,575,000 or 12.3 percent, while average federal funds sold grew $30,136,000 to $44,550,000. The increase in average federal funds sold is related to securities sales and maturities occurring in the fourth quarter and in the first quarter of 1995.
These  funds will  be utilized  to fund  loan growth  or will  be reinvested.

In part, the mix of deposits had an unfavorable impact on the rate paid for
interest-bearing liabilities.   Average certificates of deposit have  increased
$50,638,000 or 26.7 percent to $240,630,000, while average balances for NOW, savings and money market accounts, which are lower cost interest bearing deposits, have declined by $32,430,000 to an aggregate balance of $256,061,000. Favorably affecting deposit mix was an increase in average demand deposits of 7.6 percent from $61,284,000 to $65,919,000.

If loan demand continues to improve as a result of the economy firming up, and local competition allows rates paid for core deposits to remain low, the net interest margin should continue to improve over the remainder of 1995.


PROVISION FOR LOAN LOSSES

No provision was recorded in the first quarter of this year, compared to a $50,000 provision in the first quarter of 1994 and no provisioning in the fourth quarter of 1994. Net charge-offs for the first quarter declined
slightly from $68,000 last year to $36,000  in  1995.   Net charge  offs
annualized as a percent of average loans totalled 0.05 percent for the first quarter of 1995, compared to 0.15 percent for all of 1994.

Management determines the provision for loan losses which is charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge offs, and by estimating losses inherent in its portfolio. While the company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise.


NONINTEREST INCOME

Noninterest income, excluding losses from  securities sales, declined $165,000
or 9.4 percent  to  $1,599,000  compared to  one  year  earlier.   The
largest decrease in noninterest income occurred in brokerage commissions and fees which decreased $83,000 or 21.7 percent compared to prior year. The financial market turmoil during 1994 carried into 1995 culminating in
first quarter's  results  and lower  volumes  of business.   The company
intends to continue to emphasize its brokerage services to both existing and new customers, as expectations are that financial markets will be more robust during 1995.

he next largest decrease was in service charges on deposits which declined $29,000 or 5.5 percent to $499,000, a result of a lower volume of service
charges.   Other income declined $28,000 or 19.0 percent due to  gains of
$40,000 on the sale of $24.2 million in fixed rate residential mortgage loans recognized during the first quarter of 1994. No such sales were recorded in 1995.


NONINTEREST EXPENSES

When  compared to  1994, noninterest  expenses  for the  first  quarter
decreased  by $65,000 or 1.1  percent to $5,865,000.   The results reflect
management's efforts to reduce overhead expenses, without impacting marketing initiatives and service levels provided to bank clients.

Salaries and wages increased $147,000 or 6.8 percent from the first quarter of 1994. A new branch opened in November 1994 in Port St. Lucie, Florida increasing salaries and wages $30,000 during the first quarter of 1995 compared to last year and wages for lending personnel grew $46,000, effected
by increased  loan demand.   Employee benefits remained level year to year.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $27,000 or 2.5 percent versus first quarter results last year,
entirely due to  the  branch addition.    The premium  for Federal  Deposit
Insurance Corporation ("FDIC") insurance was $93,000 lower, reflecting action by the FDIC to lower premium rates from $0.23 per $100 of deposits to $0.045 per $100 of deposits, effective in the second half of 1995.

Costs associated with foreclosed and repossessed asset management decreased $114,000 when compared to the first quarter of 1994 and legal and professional
fees recorded for the  first quarter  of  1995 were  $51,000 lower.   No  other
real estate  owned ("OREO") remained at March 31, 1995.

Offsetting the above declines was an increase in other expense of $75,000 or 6.0 percent in the first quarter compared to last year for the same
period.   Higher telephone, stationery, printing  and supply, and courier related  costs aggregated to $67,000 of the increase.


INCOME TAXES

Income taxes as a  percentage of income before taxes were 33.2  percent for the
first quarter  of this  year,  compared to  32.4 percent  in 1994.    The
increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit.

FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the company during the first quarter of 1995 and over the prior twelve months has provided the company with continued improvement in its capital ratios. The company's ratio of average shareholders' equity to average total assets during the first quarter of 1995 was 9.40 percent, compared to 9.15 percent during the first quarter of 1994.















Regulatory agencies have implemented a risk-based capital framework with a minimum ratio of total capital to risk-weighted assets of 8 percent. At March 31, 1995, the company's ratio of total capital to risk-weighted assets under these risk-based rules was 19.48 percent and its ratio of Tier 1 capital to
total  adjusted assets was 9.13 percent.    In  comparison, these ratios were
21.09  percent  and  9.11  percent, respectively, at March 31, 1994.


LOAN PORTFOLIO

All of the company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $303,932,000 at March 31, 1995, $47,315,000 or 18.4 percent more than at
March 31, 1994, and $11,142,000 or 3.8 percent more than at December 31, 1994.


At March 31, 1995, the company's mortgage loan balances secured by residential properties amounted to $151,099,000 or 49.7 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $77,820,000 or 25.6 percent. The company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $37,773,000, commercial loans of $12,254,000, home equity lines of credit of $9,264,000, and unsecured credit cards of $6,678,000.

All  loans  and  commitments  for   one-to-four family residential properties
and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. Nearly all residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines.

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and repricing opportunities for
assets  against liabilities,  when possible.   At  March 31,  1995,
approximately $101 million or 67 percent of the company's mortgage loan balances secured by residential properties were adjustable, of which $96 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index
plus a margin.   These 15-  and 30-year  ARMs   generally consist  of two
types:   1) those repricing annually by up to  one percent with a four percent cap over the life of the loan, of which balances of approximately $35 million were outstanding at March 31, 1995, and 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $61 million in balances existed at March 31, 1995.

The company's historical charge off rates for residential real estate loans have been minimal, with annualized charge offs for the first quarter of 1995 of 0.07 percent and none for all of 1994.














At March 31, 1995, the company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $16,497,000, compared to $11,159,000 at March 31, 1994.

The company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 25.6 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.


ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and residential real estate totalled $61,000 and $26,000, respectively, for the first three months of 1995, compared to net
losses of $31,000 and a  recovery of  $2,000, respectively,  in 1994.   Current
and historical credit losses arising from real estate lending transactions continue to compare favorably with the company's peer group. Net recoveries recorded for commercial real estate loans and installment loans of $28,000 and $20,000, respectively, in the first quarter of 1995 compared favorably with the prior year when $41,000 in commercial real estate loan charge offs and $10,000 in installment loan charge offs were reported. Net recoveries for commercial loans of $3,000 in the first quarter of 1995 compared to $22,000 in recoveries in 1994.

The ratio of the allowance for loan losses to net loans outstanding was 1.10 percent at March 31, 1995. This ratio was 1.40 percent at March 31, 1994. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 95.2 percent at March 31, 1995, compared to 128.9 percent at the same date in 1994.


NONPERFORMING ASSETS

At March 31, 1995, the company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 1.15 percent, compared to 2.46 percent one year earlier. No accruing loans past due 90 days or more were outstanding, compared to $12,000 at March 31, 1994, and no OREO remained at March 31, 1995, compared to an outstanding balance of $3,617,000 at the end of the first quarter in 1994.

Nonaccrual loans totalled $3,506,000 at March 31, 1995, compared to a balance of $2,784,000 at March 31, 1994. All of the nonaccrual loans outstanding at March 31, 1995 were performing, except one for $68,000. These performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. All of the amount reported in nonaccrual loans (100 percent) at March 31, 1995 is secured with
real estate.   Management does not expect  significant losses for which  an allowance for loan losses has not been provided associated with the ultimate realization of these assets.
















SECURITIES

Debt securities that the company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At March 31, 1995, the company had $107,810,000 or 44.3 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $135,749,000, representing 55.7 percent of total securities.

The company's securities portfolio decreased $61,685,000 from March 31, 1994. The securities portfolio as a percentage of earning assets was 40.4 percent at
March 31,1995, compared  to 53.4 percent  one year ago.   This decline is
directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted or pending.

During 1994, management reduced the total portfolio's interest rate risk by reducing the average life of the portfolio from four years to less than three years and by increasing the percentage of adjustable and floating rate securities. During the first quarter of 1995, proceeds of $19.5 million from securities sales and maturing funds of $13.4 million were derived, of which $17.8 million was reinvested in mortgage backed securities with an average weighted life of less than two years. Remaining funds were invested in overnight federal funds sold, which at March 31, 1995 totalled
$55,750,000,  pending  their  reinvestment.    Management  believes  a
significant portion of these funds will be used to fund increases in the loan portfolio.

Company  management considers the  overall quality of the  securities portfolio
to be high.   The  securities portfolio  had an  unrealized net  loss of
$3,003,000 or 1.2 percent of amortized cost at March 31, 1995, compared to a net loss of $8,721,000 or 3.4 percent of amortized cost at December 31, 1994, and a net gain of $2,672,000 or 0.9 percent of amortized cost at March 31, 1994. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment. The company does have any assets which would be defined as a derivative security.

DEPOSITS

Total deposits increased $30,769,000 or 5.6 percent to $581,530,000 at March 31, 1995, compared to one year earlier. Certificates of deposit increased $73,030,000 or 38.3 percent to $263,782,000 over the past twelve months, while lower cost interest bearing deposits (NOW, savings and money markets deposits) declined $44,644,000 or 15.3 percent to $248,113,000. Noninterest bearing demand deposits increased $2,383,000 to $69,635,000.

The increase in certificates of deposit and decline in NOW, savings and money market deposits is directly related to higher interest rates offered on certificates, reflecting the general rise in interest rates during 1994 and 1995, and resulting renewed interest by customers in investing in certificates of deposit.


INTEREST RATE SENSITIVITY

Interest rate  movements and deregulation  of interest  rates have made
managing the company's   interest  rate  sensitivity   increasingly  important.
The company's Asset/Liability Management Committee ("ALCO") is responsible for managing the company's exposure to changes in market interest rates. The committee attempts to maintain stable net interest margins by generally matching the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates to market conditions and changing interest rates.

Interest rate exposure is managed by monitoring the relationship between earning assets and interest bearing liabilities, focusing primarily on those that are rate sensitive. Rate sensitive assets and liabilities are those that reprice at market interest rates within a relatively short period, defined here as one  year or less. The  difference  between  rate  sensitive
assets  and  rate   sensitive  liabilities represents  the company's  interest sensitivity gap, which may be either positive (assets exceed liabilities) or negative (liabilities exceed assets).

On March 31, 1995, the company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a
percentage of total earning assets  of 16.0 percent.   This means that  the
company's  assets reprice more  slowly than  its deposits.    In a  declining
interest rate environment, the cost of the company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the company's liabilities, therefore decreasing the net interest spread.

It has been the company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest
rates increase or decrease  within a range of 200 basis points.   Therefore,
the company's ALCO uses model simulation to manage and measure its interest rate sensitivity.

The company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. At December 31, 1994, net interest income would decline 9 percent if interest rates would immediately rise 200 basis points.

The company does not presently use interest rate protection products in managing its interest rate sensitivity.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately
maintain current  and expected  future liquidity  requirements.   Sources  of
liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available/ for sale and federal funds sold. The company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 1995, the company had federal
funds  lines  of  credit  available   and  unused  of  $32,500,000  and  had














$141,434,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totalled $80,769,000 at March 31, 1995 as compared to
$33,598,000 at March 31,1994.   Cash and cash equivalents  vary with seasonal
deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1995, the cash flow from operations of $2,203,000 was $318,000 higher than during the same period of 1994. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.
















































IMPACT OF INFLATION AND CHANGING PRICES

The financial statements presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's
performance than  the general levels  of inflation.   Since  the beginning  of
1994, the Federal Reserve Bank has increased interest rates 300 basis points in an effort to curb inflation through monetary policy. In addition, inflation increases financial institutions' costs for goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar
items.   Inflation and  related increases  in  interest rates  generally decrease the  market value  of investments and  loans held  and may  adversely
affect liquidity,   earnings,  and  share-holders'   equity.    Mortgage
originations and refinancings tend to slow as interest rates increase, and likely will reduce the company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market. Interest rates do not necessarily move in the same magnitude as the prices of goods and services. In today's environment, with values of real estate falling due to increased amounts of funds available for real estate investment, and the anticipated effect of the RTC's efforts to liquidate unprecedented volume of real properties from failed thrifts, the values of real estate collateralizing the company's loans and real estate held as other owned, could be adversely affected.






































Part II   OTHER INFORMATION

Item 6 (a) RESTRICTED STOCK AGREEMENT

                              PERSONAL AND CONFIDENTIAL

                       SEACOAST BANKING CORPORATION OF FLORIDA

                              RESTRICTED STOCK AGREEMENT

     Seacoast Banking Corporation of Florida (the "Company") hereby grants to A. Douglas Gilbert (the "Executive") 10,000 shares of the Company's common stock, in accordance with and subject to the terms and conditions set forth herein ("Restricted Stock").

Restricted Stock Grant

Number of shares of Restricted Stock granted:    10,000
Date of Grant:                                   March 31, 1995
Vesting Date(s) of Restricted Stock:             Dec. 31, 1995   2,500 shares
                                                 Dec. 31, 1996   2,500 shares
                                                 Dec. 31, 1997   2,500 shares
                                                 Dec. 31, 1998   2,500 shares

Restrictions applicable to Restricted Stock:

     (a) The Executive must remain in the continuous employ of the Company or a subsidiary of the Company until the respective vesting dates shown above as to each group of 2,500 shares (the "Restricted Period"). For example, if on December 31, 1995 the Executive has since the grant date been in the continuous employ of the Company or a subsidiary, 2,500 shares will vest and no longer be subject to forfeiture. Similarly, if the Executive's employment were to cease between December 31, 1996 and December 31, 1997, 5,000 of the shares would have vested and 5,000 would be forfeited.

     (b) The shares will be issued in the name of the Executive as Restricted Stock and will be held by the Company during the Restricted Period.

     (c) The Executive, as beneficial owner of the Restricted Shares, shall have full voting and dividend rights with respect to the Restricted Shares during the Restricted Period.

     The following additional terms shall apply to this Restricted Stock
Agreement:






















     1.   Tax Withholding.   Prior to delivery of any certificate or
certificates for shares acquired pursuant to the vesting of Restricted Stock hereunder, the Executive must satisfy federal, state and local withholding  tax  obligations  by  either (a) delivery  to  the  Company  of
shares  of  common  stock  of  the   Company,  or (b) directing the Company to
withhold certain of such shares, or (c) remitting to the Company  a sufficient
amount of cash  to satisfy  the withholding requirements.   No election to
satisfy withholding under (a) or (b)  shall be effective unless approved by
the Board of Directors of the Company, in its sole discretion.   If withholding
is to be satisfied under either (a) or (b), the stock used for payment shall have a fair market value (as determined by the Board) on the date of delivery or withholding, which shall be the date the withholding tax is determined, equal to the amount of the taxes to be withheld. Any election by the Executive to satisfy withholding under (a) or (b) must be made prior to the date the amount of the withholding tax is determined. Any such election must be in writing signed by the Executive and shall be irrevocable. The portion of any withholding tax represented by a fractional share must be paid in cash.

     2.   Payment  of  Withholding Obligations.    Prior  to  the delivery  of
stock certificates to the Executive pursuant to vesting of the Restricted Stock, the Executive shall deliver to the Company his check and/or a stock certificate registered in the name of the Executive duly assigned to the Company (with the assignment guaranteed by a bank, trust company or member firm of the New York Stock Exchange, or by a combination of the foregoing), or directions for withholding of shares (as applicable) which the Board of Directors has permitted the Executive to transfer for satisfying federal and state withholding tax obligations.

     3.   Transferability.   The shares  of Restricted Stock  granted hereby
are not transferable or assignable prior to vesting. The shares of Restricted Stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or any state securities law ("State Securities Act"), and, even after vesting, may not be sold or transferred, nor will any assignee thereof be recognized as an owner by the Company for any purpose, unless a registration statement under the Securities Act and any applicable State Securities Act with respect to such shares shall then be in effect or unless the availability of an exemption from registration with respect to any proposed disposition or transfer of such shares shall be established to the satisfaction of counsel to the Company.

     4.   Delivery of  Shares.   Stock  certificates shall  be delivered  as
soon as practicable after vesting of the Restricted Stock, but may be postponed for such period as may be required for the Company with reasonable diligence to comply if deemed advisable by the Company, with registration requirements under the Securities Act of 1933, as amended, listing requirements under the rules of any stock exchange, and requirements under any other law or regulation applicable to the issuance or transfer of such shares.

     5.  Section 16 Implications.   If the Executive is subject to  Section 16
of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the grant hereby of the Restricted Stock constitutes a non-exempt "purchase" of 10,000 shares of common stock of the Company, and the Executive must file a Form 4 with the Securities Exchange Commission reporting such acquisition before  the  10th day  of the  month following the  month in which the grant date occurred (i.e., by April 10, 1995). For short-swing profit purposes, this "purchase" will be matched with any non-exempt sale occurring within six months before or after the grant date.
Consequently, the Executive should avoid sales of Company  common stock for six
months after  the grant date.   The  vesting of  the Restricted  Stock will
have no effect for purposes of Section 16, and no form need be filed with the SEC reporting such vesting. If the shares are forfeited prior to vesting, the Executive should report such forfeiture on a Form 4 or Form 5, although such forfeiture will not be deemed a "sale" for purposes of short-swing profit liability under Section 16(b). The eventual sale of the common stock after vesting will constitute a non-exempt sale for purposes of Section 16 and must be reported on Form 4 before the 10th day of the month following the month in which the sale occurred. For short-swing profit purposes, such sale will be matched with any non-exempt purchase occurring within six months before or after the sale date.

     6.  Successors.   This  Restricted  Stock Agreement  shall be  binding
upon any successor of the Company, in accordance with the terms of this Restricted Stock Agreement.

                    SEACOAST BANKING CORPORATION OF FLORIDA


                    By: \S\ DALE M. HUDSON
                    Date: April 3, 1995


                    Attestation: \S\ WILLIAM R. HAHL


     I hereby accept the above Restricted Stock grant in accordance with and subject to the terms and conditions set forth above.

     I agree that any shares of common stock received by me hereunder will not be sold or otherwise disposed of by me except in a manner in compliance
with applicable securities laws.   I  agree to  notify the  Company at  lease
five business days in advance of any proposed sale or other disposition of any such shares.

                         \S\ A. DOUGLAS GILBERT
                         Executive






























Item 6 (b)     REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K on January 9, 1995.

































































Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         SEACOAST BANKING CORPORATION OF FLORIDA





May 11, 1995             /s/ Dennis S. Hudson, III
                         DENNIS S. HUDSON, III
                         Executive Vice President &
                         Chief Operating Officer


May 11, 1995             /s/ William R. Hahl
                         WILLIAM R. HAHL
                         Senior Vice President &
                         Chief Financial Officer