Form 10-Q/A
period 1995-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 1995-08-07
CIK 730708

The following Amendment No. 1 to Form 10-Q is filed to include the Article 9 Financial Data Schedule which was inadvertently omitted from the original filing.

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                           AMENDMENT NO. 1
                                 TO
                             FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEACOAST BANKING CORPORATION OF FLORIDA

August 7, 1995                   /s/ Dennis S. Hudson, III
                                     DENNIS S. HUDSON, III
                                     Executive Vice President &
                                     Chief Operating Officer

August 7, 1995                   /s/ William R. Hahl
                                     WILLIAM R. HAHL
                                     Senior Vice President &
                                     Chief Financial Officer

                            INDEX TO EXHIBITS

27      Article 9 Financial Data Schedule