Form 10-Q
period 1995-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 1995-08-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended                Commission file
            JUNE 30, 1995                            No. 0-13660


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

      YES    [X]          NO    [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1995:

           Class A Common Stock, $.10 Par Value - 3,729,826 shares

           Class B Common Stock, $.10 Par Value -   554,421 shares



                                    INDEX

                   SEACOAST BANKING CORPORATION OF FLORIDA



Part I    FINANCIAL INFORMATION                                    PAGE #

Item 1    Financial Statements (Unaudited)

          Condensed consolidated balance sheets -
          June 30, 1995, December 31, 1994 and
          June 30, 1994                                            3 - 4

          Condensed consolidated statements of income -
          Three months ended June 30, 1995 and 1994; and
          Six months ended June 30, 1995 and 1994                  5 - 6

          Condensed consolidated statements of cash flows -
          Six months ended June 30, 1995 and 1994                  7 - 9

          Notes to condensed consolidated financial
          statements                                              10 - 11

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     12 - 21


Part II   OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders        22

Item 6    Reports on Form 8-K                                        22

SIGNATURES                                                           23

Exhibit Article 9 - Financial Data Schedule                       24 - 25



Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
----------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                           June 30,    December 31,    June 30,
(Dollars in thousands)                     1995        1994            1994
--------------------------------------------------------------------------------

ASSETS
  Cash and due from banks                   30417       25230           20083
  Federal funds sold                        26665       62350            2300

Securities:
  At market                                 10468      131288          195776
  At amortized cost (market values:
   $134,501 at June 30, 1995,
   $122,472 at Dec. 31, 1994 &
   $ 71,889 at June 30, 1994)              131487      127373           72975
                                          -------     -------         -------
      TOTAL SECURITIES                     236167      258661          268751

  Loans, net of unearned income            364147      292790          267912
  Less:  Allowance for loan losses          (3947)      (3373)          (3726)
                                          -------     -------         -------
          NET LOANS                        360200      289417          264186
  Bank premises and equipment               17357       15751           16117
  Other real estate owned                     111         165            3200
  Other assets                              16362       11137           10706
                                          -------     -------         -------
                                           687279      662711          585343
                                          =======     =======         =======
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                                 621884      559629          525815

  Federal funds purchased and
   securities sold under agreements to
   repurchase, maturing within 30 days       2750       44639            1289

   Other liabilities                         3507        2859            3197
                                          -------     -------         -------
                                           628141      607127          530301


CONDENSED CONSOLIDATED BALANCE SHEETS (continued)  (Unaudited)
----------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                           June 30,    December 31,    June 30,
(Dollars in thousands)                     1995        1994            1994
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Preferred stock                               0           0               0
  Class A common stock                        373         372             371
  Class B common stock                         55          56              57
  Additional paid-in capital                18535       18498           18425
  Retained earnings                         43068       41049           38952
  Treasury stock                             (546)          0               0
                                          -------     -------         -------
                                            61485       59975           57805

Securities valuation equity (allowance)     (2347)      (4391)          (2763)
                                          -------     -------         -------
   TOTAL SHAREHOLDERS' EQUITY               59138       55584           55042
                                          -------     -------         -------
                                           687279      662711          585343
                                          =======     =======         =======

<F1> Note:  The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
----------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                     Three Months        Six Months
                                                    Ended June 30,     Ended June 30,
                                                   -----------------------------------
(Dollars in thousands, except per share data)       1995      1994     1995      1994
--------------------------------------------------------------------------------------

Interest and dividends on investment securities      3923     4206      7880      8556
Interest and fees on loans                           7534     5207     13966     10300
Interest on federal funds sold                        746       93      1399       206
                                                   ------    -----    ------    ------
      TOTAL INTEREST INCOME                         12203     9506     23245     19062

Interest on deposits                                 1429     1376      2804      2743
Interest on time certificates                        3904     1837      6871      3642
Interest on borrowed money                             69       25       261        98
                                                   ------    -----    ------    ------
      TOTAL INTEREST EXPENSE                         5402     3238      9936      6483
                                                   ------    -----    ------    ------

      NET INTEREST INCOME                            6801     6268     13309     12579
Provision for loan losses                               0       95         0       145
                                                   ------    -----    ------    ------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                     6801     6173     13309     12434

Noninterest income
  Securities gains (losses)                            46      809        (7)      794
  Other income                                       1880     1596      3479      3360
                                                   ------    -----    ------    ------
      TOTAL NONINTEREST INCOME                       1926     2405      3472      4154
      TOTAL NONINTEREST EXPENSES                     6107     6162     11972     12092
                                                   ------    -----    ------    ------
INCOME BEFORE INCOME TAXES                           2620     2416      4809      4496
Provision for income taxes                            906      790      1632      1463
                                                   ------    -----    ------    ------
      NET INCOME                                     1714     1626      3177      3033
                                                   ======    =====    ======    ======



CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
----------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries


                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
(Dollars in thousands, except per       ------------------    ------------------
 share data)                            1995       1994       1995       1994
--------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
  NET INCOME                              0.40      0.38        0.74       0.71
  CASH DIVIDENDS DECLARED:
    Class A                               0.130      0.120      0.260      0.240
    Class B                               0.118      0.109      0.236      0.218

Average shares outstanding              4308402    4303395    4309079    4301201

See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
----------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                           (In thousands of dollars)
Six Months Ended June 30                                   1995         1994
------------------------------------------------------------------------------------

Increase(Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                         24018       19408
  Fees and commissions received                              3479        3316
  Interest paid                                             (9743)      (6518)
  Cash paid to suppliers and employees                     (11926)     (10800)
  Income taxes paid                                         (1222)      (1610)
                                                          -------     -------
Net cash provided by operating activities                    4606        3796
Cash flows from investing activities
  Proceeds from maturity of securities classified at
   market                                                   14354       18235
  Proceeds from maturity of securities classified at
   amortized cost                                           10916        7504
  Proceeds from sale of securities classified at market     56333       34722
  Purchase of securities classified at market              (38680)     (54592)
  Purchase of securities classified at amortized cost       (4889)      (2181)
  Proceeds from sale of loans                                   0       24164
  Net new loans and principal repayments                   (25262)     (18878)
  Proceeds from the sale of other real estate owned           219         761
  Sale(purchase) of premises and equipment                    (80)       (465)
  Purchase of American Bank Capital Corporation, net
   of cash acquired                                         (4659)          0
  Net change in other assets                                  239          82
                                                          -------     -------
Net cash provided by (used in) investing activities          8491        9352


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
----------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                           (In thousands of dollars)
Six Months Ended June 30                                   1995         1994
------------------------------------------------------------------------------------

Cash flows from financing activities
  Net increase in deposits                                    (39)      (7662)
  Net decrease in federal funds purchased and
   securities sold under agreements to repurchase          (41889)     (39244)
  Sale of common stock -- Employee Stock Purchase Plan
   and Employee Profit -- Sharing Plan                         37         108
  Exercise of stock options                                   (58)         88
  Purchase of common stock -- Treasury                       (546)          0
  Dividends paid                                            (1100)      (1014)
                                                          -------     -------
Net cash used in financing activities                      (43595)     (47724)
                                                          -------     -------
Net decrease in cash and cash equivalents                  (30498)     (34576)
Cash and cash equivalents at beginning of year              87580       56959
                                                          -------     -------
Cash and cash equivalents at end of period                  57082       22383
                                                          =======     =======


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)  (Unaudited)
----------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                           (In thousands of dollars)
Six Months Ended June 30                                   1995         1994
------------------------------------------------------------------------------------

Reconciliation of Net Income to Cash Provided by
 Operating Activities
Net Income                                                   3177        3033
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization                              1222        1439
  Provision for loan losses                                     0         145
  Loss on sale of securities                                    7        (794)
  Gain on sale of loans                                         0         (44)
  Loss(gain) on sale and writedown of foreclosed assets       (52)        155
  Loss on disposition of fixed assets                          33          63
  Change in interest receivable                               523        (125)
  Change in interest payable                                  193         (35)
  Change in prepaid expenses                                 (724)       (270)
  Change in accrued taxes                                     604         157
  Change in other liabilities                                (377)         72
                                                           ------      ------
Total adjustments                                            1429         763
                                                           ------      ------

Net cash provided by operating activities                    4606        3796
                                                           ======      ======

Supplemental disclosure of noncash investing
 activities:
  Transfers from loans to other real estate owned              67           0
  Market value adjustment to securities                      2837      (11264)
  Transfer from securities held for sale to held
   for investment                                           10049       11216


See notes to condensed consolidated financial statement.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

NOTE C - ACQUISITION

On April 14, 1995, the Company acquired American Bank Capital Corporation of Florida and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Company paying $9.3 million. The following represents the proforma impact as of and for the year ended December 31, 1994, assuming the acquisition occurred January 1, 1994:


         December 31, 1994                         (Dollars in thousands)
         ----------------------------------------------------------------

         Total assets                                       726244
         Total loans                                        340022
         Total deposits                                     621524
         Shareholders'equity                                 55584
         Intangible assets                                    7662
         Tangible Tier 1 capital to adjusted assets          7.46%


                                                    (Dollars in thousands,
         For the year ended December 31, 1994     except per share amounts)
         ------------------------------------------------------------------

         Net interest income                                 27328
         Noninterest income                                   7771
         Noninterest expense                                 24330
         Net income                                           6910
         Earnings per share                                   1.60

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


SECOND QUARTER 1995

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Earnings in the second quarter were enhanced through the acquisition of $62 million in deposits and $46 million in loans of American Bank Capital Corporation of Florida ("American") and its subsidiary, American Bank of Martin County, on April 14, 1995. The company's subsidiary, First National Bank and Trust Company of the Treasure Coast, now has seventeen branches with the addition of one branch resulting from the acquisition.

Net income for the second quarter of 1995 totalled $1,714,000 or $0.40 per share, compared with $1,626,000 or $0.38 per share in the second quarter of 1994 and $1,463,000 or $0.34 per share in the first quarter of 1995. Net income for the second quarter of 1994 included an after tax securities gain of $518,000 or $0.12 per share.

Return on average assets was 0.99 percent and return on average shareholders' equity was 11.18 percent for the second quarter of 1995, compared to second quarter 1994's performance of 1.08 percent and
11.34 percent, respectively, and 1995's first quarter results of 0.92 percent and 9.82 percent, respectively.


NET INTEREST INCOME

Earnings in the second quarter of 1995 were affected by a net interest margin (on a tax equivalent basis) that decreased from 4.49 percent in the first quarter of 1995 to 4.29 percent in the second quarter of this year. While competing institutions in our market held deposit rates level for NOW, savings and money market deposits, the rate for certificates of deposit increased markedly, by 53 basis points to 5.53 percent. The resulting rate paid for all interest bearing liabilities for the second quarter of 1995 was 31 basis points higher than in the first quarter of 1995. Enhancing the margin since the first quarter of 1995 were increases in the yields on both investments and federal funds sold of 11 basis points, with the yield on earning assets increasing 8 basis points.

For the second quarter a year ago, the net interest margin recorded was 4.61 percent. An increase in the general level of interest rates over the last twelve months has resulted in a 70 basis point increase in the yield on average earning assets to 7.65 percent. Similarly, but to a higher degree, the rate paid for interest bearing liabilities has increased 118 basis points to 3.89 percent.

Average earning assets for the second quarter of 1995 increased $90,139,000 or 16.3 percent to $644,365,000, compared to prior year's second quarter. The acquisition and loan demand, which picked up pace in the latter half of 1994 and into 1995, provided a $86,199,000 or
32.8 percent increase in average loans to $349,378,000. Average investment securities declined $36,232,000 or 12.9 percent, while average federal funds sold grew $40,172,000 to $49,489,000. The increase in average federal funds sold is related to securities sales and maturities occurring in the fourth quarter and in the first and second quarter of 1995. These funds will be utilized to fund loan growth or will be reinvested.

In part, the mix of deposits had an unfavorable impact on the rate paid for interest bearing liabilities. Average certificates of deposit have increased $92,502,000 or 48.5 percent to $283,124,000, while average balances for NOW, savings and money market accounts, which are lower cost interest bearing deposits, have declined by $18,123,000 to an aggregate balance of $267,335,000. Favorably affecting deposit mix was an increase in average demand deposits of $11,864,000 or 19.0 percent to $74,219,000.

If loan demand continues to improve as a result of the economy firming up, and local competition allows rates paid for core deposits to remain low, the net interest margin should remain level or possibly improve over the remainder of 1995.


PROVISION FOR LOAN LOSSES

No provision was recorded in the second quarter of this year, compared to a provision of $95,000 in the second quarter of 1994. Net recoveries for the second quarter of $54,000 were realized, compared to $36,000 in net charge-offs in the first three months of 1995 and $28,000 in net recoveries last year in the second quarter. Net recoveries annualized as a percent of average loans totalled 0.01 percent for the first half of 1995, compared to net charge-offs of
0.15 percent for all of 1994.

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


SECURITIES GAINS (LOSSES)

Securities losses in the first half of 1995 netted to only $7,000. However, in May 1994, to reduce the company's exposure to higher interest rates, U.S. agency securities totalling $24.7 million and held in the company's available for sale portfolio were sold realizing a gain of $846,000. These securities were to mature in the years 1999 and 2000. Of the proceeds from the sale, $8.1 million was reinvested in shorter term U.S. Treasury and U.S. agency securities and the remainder was utilized to fund seasonal deposit declines and lending activities.


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $284,000 or 17.8 percent to $1,880,000 in the second quarter compared to one year earlier. The largest increase in noninterest income occurred in service charges on deposits which increased $151,000 or 31.3 percent compared to prior year. Service charges on deposits grew during the second quarter as a result of the acquisition and certain services being recently repriced.

The next largest increase in noninterest income was in brokerage commissions and fees which increased $119,000 or 40.6 percent in the second quarter year over year. The financial market turmoil during 1994 carried into 1995 culminating in first quarter's lower volumes of business. However, second quarter's results indicate an improving trend and renewed interest by consumers to invest in financial markets. The company intends to continue to emphasize its brokerage services to both existing and new customers, as expectations are that financial markets will be more robust during the remainder of 1995.

Noninterest income, excluding gains and losses from securities sales, for the first half of 1995 increased $119,000 or 3.5 percent, with increases in service charges on deposits of $122,000 and brokerage commissions and fees of $36,000. Other income declined $26,000 or 9.8 percent due to gains of $40,000 on the sale of $24.2 million in fixed rate residential mortgage loans recognized during the first quarter of 1994. No such sales were recorded in 1995.


NONINTEREST EXPENSES

When compared to 1994, noninterest expenses for the second quarter decreased by $55,000 or 0.9 percent to $6,107,000 and for the first half declined $120,000 or 1.0 percent to $11,972,000. The results reflect management's efforts to reduce overhead expenses, without impacting marketing initiatives and service levels provided to bank clients.

Salaries and wages increased $249,000 or 11.4 percent, compared to the second quarter of 1994, and increased $396,000 or 9.1 percent for the first half of 1995. A new branch opened in November 1994 in Port St. Lucie, Florida and a new branch acquired from American on April 14, 1995 increased salaries and wages $47,000 for the quarter and $77,000 year to date. In addition, wages for lending personnel grew $152,000 for the second quarter and $198,000 year to date when compared to last year, effected by increased loan demand. Employee benefits increased $46,000 year to year for the quarter and grew $41,000 for the first six months compared to prior year, due to higher payroll taxes and profit sharing expense.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, declined $6,000 versus second quarter results last year and were $33,000 lower for the first six months of 1995 versus prior year. The premium for Federal Deposit Insurance Corporation ("FDIC") insurance was $93,000 lower in both the first and second quarters of 1995, reflecting action by the FDIC to lower premium rates from $0.23 per $100 of deposits to $0.045 per $100 of deposits, effective in the second half of 1995.

Costs associated with foreclosed and repossessed asset management decreased $53,000 when compared to the second quarter of 1994 and $167,000 when compared to the first half of 1994. Legal and professional fees recorded for the second quarter of 1995 were $146,000 lower and for the first six months of 1995 were $197,000 lower. Other real estate owned ("OREO") totalled only $165,000 at June 30, 1995.

A decrease in other expense of $71,000 or 5.1 percent was recorded in the second quarter compared to last year for the same period. Other expenses were just $3,000 higher for the six month period ended June 30, 1995 versus prior year.


INCOME TAXES

Income taxes as a percentage of income before taxes were 33.9 percent for the first half of this year, compared to 32.5 percent in 1994. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, tax-exempt income as a percentage of the company's revenue stream is lower, largely due to the accretive effect of the acquisition of American.


FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the company during the first half of 1995 and over the prior twelve months has provided the company with continued increases to its capital. At June 30, 1995, total capital was $59,138,000, 7.4 percent higher than at June 30, 1994. The company's ratio of average shareholders' equity to average total assets during the first half of 1995 was 9.10 percent, compared to 9.35 percent during the first half of 1994. The decline in this ratio was a result of increased assets due to the acquisition of American.

Regulatory agencies have implemented a risk-based capital framework with a minimum ratio of total capital to risk-weighted assets of 8 percent. At June 30, 1995, the company's ratio of total capital to risk-weighted assets under these risk-based rules was 15.83 percent and its ratio of Tier 1 capital to total adjusted assets was 7.66 percent. In comparison, these ratios were 19.51 percent and 9.25 percent, respectively, at June 30, 1994. Capital, as it is defined for these ratios, excludes certain intangible assets, including goodwill. At June 30, 1995, intangible assets excluded from capital as a result of the acquisition of American totalled $5,964,000. In comparison, no deduction to capital was calculated in 1994.


LOAN PORTFOLIO

All of the company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $364,147,000 at June 30, 1995, $96,235,000 or 35.9 percent more than at June 30, 1994, and $71,357,000 or 24.4 percent more than at December 31, 1994. Approximately $46 million of the increase is directly related to the purchase of American.

At June 30, 1995, the company's mortgage loan balances secured by residential properties amounted to $188,459,000 or 51.8 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $89,534,000 or 24.6 percent. The company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $40,821,000, commercial loans of $16,310,000, home equity lines of credit of $10,080,000, and unsecured credit cards of $6,724,000.

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

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and repricing opportunities for assets against liabilities, when possible.
 At June 30, 1995, approximately $132 million or 70 percent of the company's mortgage loan balances secured by residential properties were adjustable, of which $127 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of two types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $37 million were outstanding at June 30, 1995, and 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $90 million in balances existed at June 30, 1995.

The company's historical charge off rates for residential real estate loans have been minimal, with annualized charge offs for the first six months of 1995 of 0.03 percent and none for all of 1994.

At June 30, 1995, the company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $21,083,000, compared to $14,101,000 at June 30, 1994.
The company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 24.6 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.


ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and residential real estate totalled $88,000 and $29,000, respectively, for the first six months of 1995, compared to net losses of $70,000 and recoveries of $4,000, respectively, in 1994. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the company's peer group. Net recoveries recorded for commercial real estate loans and installment loans of $99,000 and $26,000, respectively, in the first half of 1995 compared favorably with the prior year when $15,000 in commercial real estate loan recoveries and $1,000 in installment loan charge offs were reported. Net recoveries for commercial loans of $18,000 in the first half of 1995 compared to $21,000 in recoveries in 1994.

As a result of the acquisition, American's allowance for loan losses of $556,000 was incorporated with the company's reserves. The ratio of the allowance for loan losses to net loans outstanding was 1.08 percent at June 30, 1995, compared to 1.10 percent at March 31, 1995, prior to the acquisition. This ratio was 1.39 percent at June 30, 1994. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 77.2 percent at June 30, 1995, compared to 139.6 percent at the same date in 1994.


NONPERFORMING ASSETS

At June 30, 1995, the company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 1.25 percent, compared to
2.16 percent one year earlier. A single accruing loan past due 90 days or more of $659,000 was outstanding, compared to $3,000 at June 30, 1994, and OREO of $111,000 was recorded at June 30, 1995, compared to an outstanding balance of $3,200,000 at the end of the second quarter in 1994. Repayment of the entire balance for the loan past due 90 days or more outstanding at June 30, 1995 was made in July.

Nonaccrual loans totalled $4,457,000 at June 30, 1995, compared to a balance of $2,667,000 at June 30, 1994. All of the nonaccrual loans outstanding at June 30, 1995 were performing (current with respect to payments), with the exception of ten loans aggregating to $860,000. The performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 1995, 95.0 percent is secured with real estate, the remainder by the Small Business Administration ("SBA"). Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At June 30, 1995, the company had $104,680,000 or 44.3 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $131,487,000, representing 55.7 percent of total securities.

The company's securities portfolio decreased $32,584,000 from June 30, 1994. The securities portfolio as a percentage of earning assets was
37.7 percent at June 30, 1995, compared to 50.2 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix.

During 1994, management reduced the total portfolio's interest rate risk by reducing the average life of the portfolio from four years to less than three years and by increasing the percentage of adjustable and floating rate securities. During the first half of 1995, proceeds of $56.3 million from securities sales and maturing funds of $25.3 million were derived, of which $56.2 million was reinvested.
Remaining funds were invested in overnight federal funds sold, which at June 30, 1995 totalled $26,665,000, or utilized to fund loan growth. Management believes a significant portion of these remaining funds will be used to fund further increases in the loan portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $2,120,000 or 0.9 percent of amortized cost at June 30, 1995, compared to a net loss of $8,721,000 or 3.4 percent of amortized cost at December 31, 1994, and a net loss of $5,045,000 or 1.8 percent of amortized cost at June 30, 1994. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment. The company does have any assets which would be defined as a derivative security.

DEPOSITS

Total deposits increased $96,069,000 or 18.3 percent to $621,884,000 at June 30, 1995, compared to one year earlier. Approximately $62 million of the increase was attributable to the American acquisition. The commercial bank deposits acquired are primarily core deposits with interest rates paid and characteristics very similar to the company's existing customer accounts.

Certificates of deposit increased $92,272,000 or 47.2 percent to $287,790,000 over the past twelve months, while lower cost interest bearing deposits (NOW, savings and money markets deposits) declined $8,964,000 or 3.3 percent to $260,966,000. Noninterest bearing demand deposits increased $12,761,000 or 21.1 percent to $73,128,000.

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

On June 30, 1995, the company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 22.5 percent. This means that the company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the company's liabilities, therefore decreasing the net interest spread.

It has been the company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. Therefore, the company's ALCO uses model simulation to manage and measure its interest rate sensitivity.

The company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. At March 31, 1995, net interest income would decline 12 percent if interest rates would immediately rise 200 basis points.

The company does not presently use interest rate protection products in managing its interest rate sensitivity.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 1995, the company had federal funds lines of credit available and unused of $32,500,000 and had $146,081,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents
(including federal funds sold), totalled $57,082,000 at June 30, 1995 as compared to $22,383,000 at June 30,1994. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1995, the cash flow from operations of $4,606,000 was $810,000 higher than during the same period of 1994. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


IMPACT OF INFLATION AND CHANGING PRICES

The financial statements presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general levels of inflation. Since the beginning of 1994, the Federal Reserve Bank has increased interest rates 275 basis points in an effort to curb inflation through monetary policy. In addition, inflation increases financial institutions' costs for goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and share-holders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market. Interest rates do not necessarily move in the same magnitude as the prices of goods and services. In today's environment, with values of real estate falling due to increased amounts of funds available for real estate investment, and the anticipated effect of the RTC's efforts to liquidate unprecedented volume of real properties from failed thrifts, the values of real estate collateralizing the company's loans and real estate held as other owned, could be adversely affected.


Part II     OTHER INFORMATION

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)   The 1995 Annual Meeting of Shareholders was held
                 April 20, 1995.

           (b) All directors reported to the Commission in the 1995 proxy statement were re-elected in entirety.

           (c)   The following matters voted upon at the meeting:

                 (i) The election of eight directors to serve until the 1996 Annual Meeting of Shareholders and until their successors have been elected and qualified. The number of votes cast for and against their re-election were 8,400,812 (99.32%) and 57,351, respectively.

                 (ii) The ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1995. The number of votes cast for and against their ratification were 8,403,365 (99.35%) and 14,280, respectively.

Item 6           REPORTS ON FORM 8-K

                 The Company did not file any reports on Form 8-K during the three month period ended June 30, 1995.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SEACOAST BANKING CORPORATION OF FLORIDA





August 14, 1995                   /s/ Dennis S. Hudson, III
                                      DENNIS S. HUDSON, III
                                      Executive Vice President &
                                      Chief Operating Officer


August 14, 1995                   /s/ William R. Hahl
                                      WILLIAM R. HAHL
                                      Senior Vice President &
                                      Chief Financial Officer