Form 10-Q
period 1995-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 1995-11-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended                Commission file
          SEPTEMBER 30, 1995                        No. 0-13660

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

      YES [x]      NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1995:

      Class A Common Stock, $.10 Par Value - 3,719,684 shares

      Class B Common Stock, $.10 Par Value -   548,346 shares

                                    INDEX

                   SEACOAST BANKING CORPORATION OF FLORIDA

Part I  FINANCIAL INFORMATION                                   PAGE #

Item 1  Financial Statements (Unaudited)

    Condensed consolidated balance sheets -
     September 30, 1995, December 31, 1994 and
     September 30, 1994                                          3 - 4

    Condensed consolidated statements of income -
     Three months ended September 30, 1995 and 1994;
     and nine months ended September 30, 1995 and 1994           5 - 6

    Condensed consolidated statements of cash flows -
     Nine months ended September 30, 1995 and 1994               7 - 9

    Notes to condensed consolidated financial
     statements                                                 10 - 11

Item 2  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                            12 - 21

Part II  OTHER INFORMATION

Item 6  Reports on Form 8-K                                     22

SIGNATURES                                                      23

Exhibit  Article 9 - Financial Data Schedule                    24 - 25


Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands)                      Sept. 30,     December 31,     Sept. 30,
                                            1995          1994             1994
------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                    31053         25230            25097
  Federal funds sold                         12750         62350             7100

    Securities:
      At market                             103729        131288           134886
      At amortized cost (market values:
        $121,612 at Sept. 30, 1995,
        $122,472 at Dec. 31, 1994 &
        $119,616 at Sept. 30, 1994)         119046        127373           121779
                                            -------------------------------------
          TOTAL SECURITIES                  222775        258661           256665

  Loans, net of unearned income             387788        292790           280551
  Less:  Allowance for loan losses           (3973)        (3373)           (3386)
                                            -------------------------------------
          NET LOANS                         383815        289417           277165

  Bank premises and equipment                16954         15751            15975
  Other real estate owned                      521           165             2957
  Other assets                               18894         11137            10970
                                            -------------------------------------
                                            686762        662711           595929
                                            =====================================

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                                  621120        559629           535225
  Federal funds purchased and securities
   sold under agreements to repurchase,
   maturing within 30 days                    1893         44639             1803
  Other liabilities                           3374          2859             3564
                                            -------------------------------------
                                            626387        607127           540592

SHAREHOLDERS' EQUITY
  Preferred stock                                0             0                0
  Class A common stock                         374           372              371
  Class B common stock                          55            56               57
  Additional paid-in capital                 18613         18498            18442
  Retained earnings                          44272         41049            39963
  Treasury stock                              (546)            0                0
                                            -------------------------------------
                                             62768         59975            58833

Securities valuation equity (allowance)      (2393)        (4391)           (3496)
                                            -------------------------------------
      TOTAL SHAREHOLDERS' EQUITY             60375         55584            55337
                                            -------------------------------------
                                            686762        662711           595929
                                            =====================================

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                              Three Months        Nine Months
                                              Ended Sept. 30,     Ended Sept. 30,
Dollars in thousands, except per share data)  1995      1994      1995       1994
---------------------------------------------------------------------------------
Interest and dividends on investment
 securities                                    3818      4124     11698      12680
Interest and fees on loans                     8129      5571     22095      15871
Interest on federal funds sold                  337        41      1736        247
                                              ------------------------------------
      TOTAL INTEREST INCOME                   12284      9736     35529      28798

Interest on deposits                           1357      1372      4161       4115
Interest on time certificates                  4150      2047     11021       5689
Interest on borrowed money                       30        17       291        115
                                              ------------------------------------
      TOTAL INTEREST EXPENSE                   5537      3436     15473       9919
                                              ------------------------------------
      NET INTEREST INCOME                      6747      6300     20056      18879
Provision for loan losses                       125         0       125        145
                                              ------------------------------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES               6622      6300     19931      18734

Noninterest income
  Securities gains (losses)                     269       (37)      262        757
  Other income                                 1963      1518      5442       4878
                                              ------------------------------------
      TOTAL NONINTEREST INCOME                 2232      1481      5704       5635
      TOTAL NONINTEREST EXPENSES               6137      5533     18109      17625
                                              ------------------------------------
      INCOME BEFORE INCOME TAXES               2717      2248      7526       6744
Provision for income taxes                      961       731      2593       2194
                                              ------------------------------------
      NET INCOME                               1756      1517      4933       4550
                                              ====================================

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                Three Months Ended  Nine Months Ended
                                                Sept. 30,           Sept. 30,
 (Dollars in thousands, except per share data)  1995      1994      1995      1994
-------------------------------------------------------------------------------------
PER SHARE COMMON STOCK:
  NET INCOME                                    0.40      0.35      1.14      1.06

CASH DIVIDENDS DECLARED:
  Class A                                       0.130     0.120     0.390     0.360
  Class B                                       0.118     0.109     0.354     0.327

Average shares outstanding                    4314048   4310403   4311347   4304302

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                      (In thousands of dollars)
Nine Months Ended September 30                            1995        1994
-------------------------------------------------------------------------------
Increase(Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                       36238       29787
  Fees and commissions received                            5441        4835
  Interest paid                                          (15194)      (9908)
  Cash paid to suppliers and employees                   (17034)     (15656)
  Income taxes paid                                       (2184)      (2339)
                                                         ------------------
Net cash provided by operating activities                  7267        6719

Cash flows from investing activities
  Proceeds from maturity of securities classified at
   market                                                 18205      19210
  Proceeds from maturity of securities classified at
   amortized cost                                         23400       9461
  Proceeds from sale of securities classified at
   market                                                 94730      45583
  Purchase of securities classified at market            (79913)    (57644)
  Purchase of securities classified at amortized cost     (4889)     (2181)
  Proceeds from sale of loans                                 0      24697
  Net new loans and principal repayments                 (49540)    (32391)
  Proceeds from the sale of other real estate owned         224        985
  Sale (purchase) of premises and equipment                (150)      (792)
  Purchase of American Bank Capital Corporation, net
   of cash acquired                                       (4659)         0
  Net change in other assets                              (2761)      (118)
                                                         -----------------
Net cash provided by (used in) investing activities       (5353)      6810

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                     (In thousands of dollars)
Nine Months Ended September 30                           1995       1994
------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits                                 (805)      1747
  Net decrease in federal funds purchased and
   securities sold under agreements to
   repurchase                                            (42746)    (38730)
  Sale of common stock -- Employee Stock Purchase Plan
   and Employee Profit -- Sharing Plan                      115        125
  Exercise of stock options                                 (58)        88
  Purchase of common stock -- Treasury                     (546)         0
  Dividends paid                                          (1651)     (1521)
                                                         -----------------
Net cash used in financing activities                    (45691)    (38291)
                                                         -----------------
Net decrease in cash and cash equivalents                (43777)    (24762)
Cash and cash equivalents at beginning of year            87580      56959
                                                         -----------------
Cash and cash equivalents at end of period                43803      32197
                                                         =================

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                     (In thousands of dollars)
Nine Months Ended September 30                            1995       1994
------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
 Operating Activities
Net Income                                                 4933       4550
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization                            1924       2086
  Provision for loan losses                                 125        145
  Gain on sale of securities                               (262)      (757)
  Gain on sale of loans                                       0        (43)
  Loss (gain) on sale and writedown of foreclosed
   assets                                                   (42)       174
  Loss on disposition of fixed assets                        38         78
  Change in interest receivable                             370        347
  Change in interest payable                                278         11
  Change in prepaid expenses                               (138)      (318)
  Change in accrued taxes                                   702        170
  Change in other liabilities                              (661)       276
                                                          ----------------
      Total adjustments                                    2334       2169
                                                          ----------------
      Net cash provided by operating activities            7267       6719
                                                          ================
Supplemental disclosure of noncash investing
 activities:
  Transfers from loans to other real estate owned           492          0
  Transfer from securities to other assets                 3272          0
  Market value adjustment to securities                    2625      (9555)
  Transfer from securities held for sale to held
   for investment                                         10049      11216

See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

NOTE C - ACQUISITION

On April 14, 1995, the Company acquired American Bank Capital Corporation of Florida and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Company paying $9.3 million. The following represents the proforma impact as of and for the year ended December 31, 1994, assuming the acquisition occurred January 1, 1994:

      December 31, 1994                                (Dollars in thousands)
      -----------------------------------------------------------------------
      Total assets                                     726244
      Total loans                                      340022
      Total deposits                                   621524
      Shareholders'equity                               55584
      Intangible assets                                  7662
      Tangible Tier 1 capital to adjusted assets         7.46%

      For the year ended December 31, 1994             (Dollars in thousands,
                                                       except per share amounts)
      --------------------------------------------------------------------------
      Net interest income                              27328
      Noninterest income                                7771
      Noninterest expense                              24330
      Net income                                        6910
      Earnings per share                                1.60

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


THIRD QUARTER 1995

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Earnings in the third quarter were impacted by, when compared to prior year third quarter, the acquisition of $62 million in deposits and $46 million in loans of American Bank Capital Corporation of Florida ("American") and its subsidiary, American Bank of Martin County, on April 14, 1995, gains on securities sales, and improved loan growth. The company's subsidiary, First National Bank and Trust Company of the Treasure Coast, now has seventeen branches with the addition of one branch resulting from the acquisition.

Net income for the third quarter of 1995 totalled $1,756,000 or $0.40 per share, compared with $1,517,000 or $0.35 per share in the third quarter of 1994 and $1,714,000 or $0.40 per share in the second quarter of 1995.

Return on average assets was 1.01 percent and return on average shareholders' equity was 11.14 percent for the third quarter of 1995, compared to third quarter 1994's performance of 1.01 percent and 10.32 percent, respectively, and 1995's second quarter results of 0.99 percent and 11.18 percent, respectively.


NET INTEREST INCOME

Earnings for the third quarter of 1995 were affected by a net interest margin (on a tax equivalent basis) that decreased from 4.29 percent in the second quarter of 1995 to 4.23 percent in the third quarter of this year. While competing institutions in our market held deposit rates level for savings and money market deposits and decreased the rate paid for NOW deposits, the rate paid for certificates of deposit increased and resulted in a 13 basis points rise to 5.66 percent. The resulting rate paid for all interest bearing liabilities for the third quarter of 1995 was 7 basis points higher than in the second quarter of 1995. Decreases in yields since the second quarter of this year for investments, federal funds sold and loans of 14 basis points, 23 basis points and 7 basis points, respectively, were offset by an improvement in the mix of earning asset volumes. As a result, the yield on earning assets increased 1 basis point to 7.66 percent.

For the third quarter a year ago, the net interest margin was 4.62 percent. An increase in the general level of interest rates over the last twelve months has resulted in a 56 basis point increase in the yield on average earning assets. Over the same period, but to a higher degree, the rate paid for interest bearing liabilities has increased 108 basis points.

Average earning assets for the third quarter of 1995 increased $90,930,000 or 16.5 percent to $640,845,000, compared to prior year's third quarter. The acquisition and loan demand, which picked up pace in the latter half of 1994 and into 1995, provided a $102,578,000 or 37.5 percent increase in average loans to $376,029,000. Average investment securities declined $30,882,000 or 11.3 percent, while average federal funds sold grew $19,234,000 to $22,964,000. The increase in average federal funds sold is related to securities sales and maturities occurring over the past twelve months. These funds will be utilized to fund loan growth or will be reinvested.

In part, the mix of deposits had an unfavorable impact on the rate paid for interest bearing liabilities. Average certificates of deposit have increased $91,239,000 or 45.7 percent to $291,049,000, while average balances for NOW, savings and money market accounts, which are lower cost interest bearing deposits, have declined by $10,106,000 to an aggregate balance of $261,055,000. Favorably affecting deposit mix was an increase in average demand deposits of $11,551,000 or 19.1 percent to $72,137,000.


PROVISION FOR LOAN LOSSES

A provision of $125,000, a result of the double digit loan growth, was recorded in the third quarter of this year, compared to no provisioning in the third quarter of 1994. Net charge-offs remained very low at $99,000 for the third quarter, compared to $54,000 in net recoveries in the second quarter of 1995 and $340,000 in net charge-offs last year in the third quarter. Net charge-offs annualized as a percent of average loans totalled 0.03 percent for the first nine months of 1995, compared to net charge-offs of 0.15 percent for all of 1994.

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


SECURITIES GAINS (LOSSES)

Securities gains for the first nine months of 1995 netted to $262,000, with $269,000 in gains recognized in the third quarter. Approximately $38.2 million in securities, with a weighted average maturity of roughly 3 years and weighted average yield close to 6 percent, were sold during the third quarter from the available for sale portfolio. Investment activity during the quarter was focused on funding seasonal deposit declines and the acceleration in lending activity. In 1994, $756,000 in securities gains were recorded during the first nine months of the year. To reduce the company's exposure to higher interest rates, U.S. agency securities totalling $24.7 million and held in the company's available for sale portfolio were sold in the second quarter, resulting in a gain of $846,000. These securities were to mature in the years 1999 and 2000.


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $445,000 or 29.3 percent to $1,963,000 in the third quarter compared to one year earlier. The largest increase in noninterest income occurred in service charges on deposits which increased $156,000 or 31.3 percent compared to prior year. Service charges on deposits grew during the third quarter as a result of the acquisition and certain services being recently repriced.

The next two largest increases in noninterest income were in trust income and brokerage commissions and fees which increased $122,000 or 30.3 percent and $120,000 or 48.2 percent, respectively, in the third quarter year over year. The financial market turmoil during 1994 carried into 1995 culminating in first quarter's lower volumes of business. However, second and third quarter's results indicate an improving trend and renewed interest by consumers to invest in financial markets. Additional sales staff in trust and the repricing of trust services favorably impacted results for the quarter. The company intends to continue to emphasize its brokerage and trust services to both existing and new customers, as expectations are that financial markets will remain robust during the remainder of 1995.

Noninterest income, excluding gains and losses from securities sales, for the first nine months of 1995 increased $564,000 or 11.6 percent, with increases in service charges on deposits of $278,000, trust income of $121,000 and brokerage commissions and fees of $156,000. Other income declined $13,000 or 3.5 percent due to gains of $45,000 on the sale of $24.7 million in fixed rate residential mortgage loans recognized during the first nine months of 1994. No such sales were recorded in 1995.


NONINTEREST EXPENSES

When compared to 1994, noninterest expenses for the third quarter increased by $604,000 or 10.9 percent to $6,137,000 and for the first nine months grew $484,000 or 2.7 percent to $18,109,000.

Salaries and wages increased $358,000 or 17.1 percent, compared to the third quarter of 1994, and increased $754,000 or 11.7 percent for the first nine months of 1995. A new branch opened in November 1994 in Port St. Lucie, Florida and a new branch acquired from American on April 14, 1995 increased salaries and wages $53,000 for the quarter and $130,000 year to date. In addition, wages for lending personnel grew $36,000 for the third quarter and $177,000 year to date when compared to last year, effected by increased loan demand. Employee benefits increased $5,000 for the quarter and grew $46,000 for the first nine months compared to prior year, due to higher payroll taxes and profit sharing expense.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, grew $48,000 versus third quarter results last year and were $15,000 higher for the first nine months of 1995 versus prior year. The premium for Federal Deposit Insurance Corporation ("FDIC") insurance was $119,000 lower in the third quarter of 1995 and $305,000 lower year-to-date, reflecting action by the FDIC to lower premium rates from $0.23 per $100 of deposits to $0.04 per $100 of deposits, effective in the second half of 1995.

Marketing expenditures increased $66,000 in the third quarter and $88,000 for the first nine months of 1995, compared to 1994. Increases in sales promotion and public relations costs reflected heightened efforts to market products and services within the company's market.

Costs associated with foreclosed and repossessed asset management decreased $85,000 when compared to the third quarter of 1994 and $252,000 when compared to the first nine months of 1994. Legal and professional fees recorded for the third quarter of 1995 were $52,000 higher, but for the first nine months of 1995 were $145,000 lower. Other real estate owned ("OREO") totalled only $521,000 at September 30, 1995.

An increase in other expense of $279,000 or 26.2 percent was recorded in the third quarter compared to last year for the same period. Other expenses were $283,000 higher for the nine month period ended September 30, 1995 versus prior year. The increase was primarily caused by higher postage and telephone costs and, in particular, amortization for intangible assets which increased $124,000 in the third quarter and $188,000 for the first nine months year over year.


INCOME TAXES

Income taxes as a percentage of income before taxes were 34.5 percent for the first nine months of this year, compared to 32.5 percent in 1994. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, tax-exempt income as a percentage of the company's revenue stream is lower, largely due to the accretive effect of the acquisition of American, and amortization related to intangible assets derived from the acquisition of American is excluded as a deduction for tax purposes.


FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the company during the first nine months of 1995 and over the prior twelve months has provided the company with continued increases to its capital. At September 30, 1995, total capital was $60,375,000, 9.1 percent higher than at September 30, 1994. The company's ratio of average shareholders' equity to average total assets during the first nine months of 1995 was 9.07 percent, compared to 9.50 percent during the first nine months of 1994. The decline in this ratio was a result of increased assets due to the acquisition of American.

Regulatory agencies have implemented a risk-based capital framework with a minimum ratio of total capital to risk-weighted assets of 8 percent. At September 30, 1995, the company's ratio of total capital to risk-weighted assets under these risk-based rules was 16.29 percent and its ratio of Tier 1 capital to total adjusted assets was 7.92 percent. In comparison, these ratios were 20.41 percent and 9.50 percent, respectively, at September 30, 1994. Capital, as it is defined for these ratios, excludes certain intangible assets, including goodwill. At September 30, 1995, intangible assets excluded from capital as a result of the acquisition of American totalled $3,685,000. In comparison, no deduction to capital was calculated in 1994.


LOAN PORTFOLIO

All of the company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $387,788,000 at September 30, 1995, $107,237,000 or 38.2
percent more than at September 30, 1994, and $94,998,000 or 32.4 percent more than at December 31, 1994. Approximately $46 million of the increase is directly related to the purchase of American.

At September 30, 1995, the company's mortgage loan balances secured by residential properties amounted to $205,119,000 or 52.9 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $94,841,000 or 24.5 percent. The company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $42,318,000, commercial loans of $17,273,000, home equity lines of credit of $10,433,000, and unsecured credit cards of $7,057,000.

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

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and repricing opportunities for assets against liabilities, when possible. At September 30, 1995, approximately $135 million or 66 percent of the company's mortgage loan balances secured by residential properties were adjustable, of which $127 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of two types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $37 million were outstanding at September 30, 1995, and 2) those limited to a two percent per annum increase and a four or six percent cap over the life of the loan, of which approximately $90 million in balances existed at September 30, 1995.

The company's historical charge off rates for residential real estate loans have been minimal, with annualized charge offs for the first nine months of 1995 of 0.02 percent and none for all of 1994.

At September 30, 1995, the company had commitments to make loans
(excluding unused home equity lines of credit and credit card lines) of $18,947,000, compared to $14,781,000 at September 30, 1994.

The company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 24.5 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.


ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and residential real estate totalled $137,000 and $28,000, respectively, for the first nine months of 1995, compared to net losses of $109,000 and recoveries of $14,000, respectively, in 1994. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the company's peer group. Net recoveries recorded for commercial real estate loans and installment loans of $74,000 and $22,000, respectively, in the first nine months of 1995 compared favorably with the prior year when $267,000 in commercial real estate loan charge-offs and $46,000 in installment loan charge offs were reported. Net charge-offs for commercial loans of $4,000 in the first nine months of 1995 compared to $44,000 in recoveries in 1994.

As a result of the acquisition, American's allowance for loan losses of $556,000 was incorporated with the company's reserves. The ratio of the allowance for loan losses to net loans outstanding was 1.02 percent at September 30, 1995, compared to 1.10 percent at March 31, 1995, prior to the acquisition. This ratio was 1.21 percent at September 30, 1994. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 72.8 percent at September 30, 1995, compared to
148.2 percent at the same date in 1994.


NONPERFORMING ASSETS

At September 30, 1995, the company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 1.53 percent, compared to 1.84 percent one year earlier. Total loans past due 90 days or more of $50,000 were outstanding, compared to $15,000 at September 30, 1994, and OREO of $521,000 was recorded at September 30, 1995, compared to an outstanding balance of $2,957,000 at the end of the third quarter in 1994.

Nonaccrual loans totalled $5,410,000 at September 30, 1995, compared to a balance of $2,270,000 at September 30, 1994. All of the nonaccrual loans outstanding at September 30, 1995 were performing (current with respect to payments), with the exception of fourteen loans aggregating to $2,524,000. The performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at September 30, 1995, 96.0 percent is secured with real estate, the remainder by the Small Business Administration ("SBA"). Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At September 30, 1995, the company had $103,729,000 or 46.6 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $119,046,000, representing 53.4 percent of total securities.

The company's securities portfolio decreased $33,890,000 from September 30, 1994. The securities portfolio as a percentage of earning assets was
35.7 percent at September 30, 1995, compared to 47.2 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix.

During 1994, management reduced the total portfolio's interest rate risk by reducing the average life of the portfolio from four years to less than three years and by increasing the percentage of adjustable and floating rate securities. During the first nine months of 1995, proceeds of $94.7 million from securities sales and maturing funds of $41.6 million were derived, of which $84.8 million was reinvested. Remaining funds were invested in overnight federal funds sold, which at September 30, 1995 totalled $12,750,000, or utilized to fund loan growth. Management believes a significant portion of these remaining funds will be used to fund further increases in the loan portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $1,146,000 or 0.5 percent of amortized cost at September 30, 1995, compared to a net loss of $8,721,000 or 3.4 percent of amortized cost at December 31, 1994, and a net loss of $4,416,000 or 1.7 percent of amortized cost at September 30, 1994. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment. The company does have any assets which would be defined as a derivative security.


DEPOSITS

Total deposits increased $85,895,000 or 16.0 percent to $621,120,000 at September 30, 1995, compared to one year earlier. Approximately $62 million of the increase was attributable to the American acquisition. The commercial bank deposits acquired are primarily core deposits with interest rates paid and characteristics very similar to the company's existing customer accounts.

Certificates of deposit increased $82,171,000 or 39.1 percent to $292,471,000 over the past twelve months, while lower cost interest bearing deposits (NOW, savings and money markets deposits) declined $7,732,000 or 2.9 percent to $255,016,000. Noninterest bearing demand deposits increased $11,456,000 or
18.4 percent to $73,633,000.

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

On September 30, 1995, the company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 23.6 percent. This means that the company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the company's liabilities, therefore decreasing the net interest spread.

It has been the company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. Therefore, the company's ALCO uses model simulation to manage and measure its interest rate sensitivity.

The company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. At September 30, 1995, net interest income would decline 12.7 percent if interest rates would immediately rise 200 basis points.

The company does not presently use interest rate protection products in managing its interest rate sensitivity.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 1995, the company had federal funds lines of credit available and unused of $37,500,000 and had $146,516,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totalled $43,803,000 at September 30, 1995 as compared to $32,197,000 at September 30, 1994. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1995, the cash flow from operations of $7,267,000 was $548,000 higher than during the same period of 1994. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


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

Part II  OTHER INFORMATION

Item 6   REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the three month period ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEACOAST BANKING CORPORATION OF FLORIDA

November 14, 1995                /s/ Dennis S. Hudson, III
                                 DENNIS S. HUDSON, III
                                 Executive Vice President &
                                 Chief Operating Officer


November 14, 1995                /s/ William R. Hahl
                                 WILLIAM R. HAHL
                                 Senior Vice President &
                                 Chief Financial Officer