Form 10-K
period 1995-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 1996-03-29
CIK 730708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


   For the fiscal year ended                                 Commission File
       DECEMBER 31, 1995                                       No. 0-13660


                    SEACOAST BANKING CORPORATION OF FLORIDA
                    ---------------------------------------
           (Exact name of registrant as specified in its charter)


              Florida                                    59-2260678
----------------------------                       -------------------------
(State or other jurisdiction of                         (IRS employer
incorporation or organization)                      identification number)

815 Colorado Avenue, Stuart  FL                              34994
------------------------------------------                -----------
(Address of principal executive offices)                   (Zip code)

       (407) 287-4000
--------------------------------------
(Registrant's telephone number,
  including area code)

Securities registered pursuant to Section 12 (b) of the Act:
    None

Securities registered pursuant to Section 12 (g) of the Act:
    Class A Common Stock, Par Value $.10
    ------------------------------------
            (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 1996:

Class A Common Stock, $.10 par value - $64,154,134 based upon the closing sale price on February 16, 1996, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Class B Common Stock, $.10 par value - $2,569,275 based upon the closing sale price on February 16, 1996, of the Class A Common Stock, $.10 par value, into which each share of Class B Common Stock, $.10 par value, is immediately convertible on a one-for-one basis, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 16, 1996:

     Class A Common Stock, $.10 Par Value - 3,745,963 shares

     Class B Common Stock, $.10 Par Value - 509,501 shares

Documents Incorporated by Reference:

1. Portions of the registrant's 1995 Annual Report to Shareholders for the fiscal year ended December 31, 1995 ("1995 Annual Report"), are incorporated by reference into Parts II and IV

2. Portions of the registrant's March 21, 1996 Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996 ("1996 Proxy Statement"), are incorporated by reference into Part III

3. Articles of Incorporation, as amended, incorporated herein by reference from registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 31, 1989

4. By-laws of the Corporation, as amended, incorporated herein by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 17, 1992

5. Specimen Class A Common Stock Certificate, incorporated herein by reference from Exhibit 4.1 of the Registrant's Registration
     Statement on Form S-1, File No. 2-88829

6. Specimen Class B Common Stock Certificate, incorporated herein by reference from Exhibit 4.2 of registrant's Registration Statement on Form S-1, File No. 2-88829

7. Profit Sharing Plan, incorporated herein by reference from registrant's Registration Statement on Form S-8, File No. 33-22846, dated July 18, 1988

8. Employee Stock Purchase Plan, incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-25267, dated November 18, 1988

9. Amendment No. 1 to the Employee Stock Purchase Plan, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991

10. Executive Employment Agreement, dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from registrant's Annual Report on Form 10-K, dated March 29, 1991

11. Executive Employment Agreement, dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from registrant's Annual Report on Form 10-K, dated March 28, 1995

                        FORM 10-K CROSS-REFERENCE INDEX

                                                            Page of
                                                         -------------
                                                         Form   Annual
                                                         10-K   Report
                                                         -----  ------
PART I
-------
Item 1.  Business                                        6-21      --

Item 2.  Properties                                      22-25     --

Item 3.  Legal Proceedings                               26        --

Item 4.  Submission of Matters to a
         Vote of Security-Holders                        26        --

PART II
-------

Item 5.  Market Price of and Dividends on the
         Registrant's Common Equity and
         Related Stockholder Matters                     27-28     38

Item 6.  Selected Financial Data                         28         3

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                   28     20-35

Item 8.  Financial Statements and                        28     40-53
         Supplementary Data                                     36-38

Item 9.  Changes in and Disagreements With
         Accountants on Accounting and
         Financial Disclosure                            28        --

                                                          Page of   _
                                                       --------------
                                                         Form   Proxy
                                                         10-K    Stmt
                                                       ------  ------

PART III
--------
Item 10.  Directors and Executive Officers               29       2-8
          of the Registrant

Item 11.  Executive Compensation                         29      8-22

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management               29    4-8,23

Item 13.  Certain Relationships and Related              29        16
          Transactions


                                                              Page of
                                                            ------------
                                                            Form  Annual
                                                            10-K  Report
                                                            ----  ------

PART IV
--------
Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K                 30

(a)(1)    List of All Financial Statements                  30

          Consolidated Balance Sheets as
          of December 31, 1995 and 1994                     30    42-43

          Consolidated Statements of Income
          for the years ended December 31,
          1995, 1994 and 1993                               30    41

          Consolidated Statements of Shareholders'
          Equity for the years ended December 31,
          1995, 1994 and 1993                               30    45

          Consolidated Statements of Cash Flows
          for the years ended December 31,
          1995, 1994, and 1993                              30    44,53

          Notes to Consolidated Financial
          Statements                                        30    46-53

          Report of Independent Certified
          Public Accountants                                30       40

(a)(2)    List of Financial Statement Schedules             30       --

(a)(3)    List of Exhibits                                  30-31    --

(b)       Reports on Form 8-K                               32       --

(c)       Exhibits                                          32       --

(d)       Financial Statement Schedules                     32       --


PART I

ITEM 1. BUSINESS

General

     Seacoast Banking Corporation of Florida ("Seacoast" or "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast ("Bank") for the purpose of forming a holding company for the Bank. On December 30, 1983, Seacoast acquired all of the outstanding shares of the common stock of the Bank in exchange for 810,000 shares of its $.10 par value Class A common stock ("Class A Common Stock") and 810,000 shares of its $.10 par value Class B common stock ("Class B
     Common Stock").

     The Bank commenced operations in 1933 under the name "Citizens Bank of Stuart" pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national banking association on August 29, 1958.

     On December 19, 1991, Seacoast issued 690,000 shares of Class A common stock. The net proceeds to Seacoast from the sale of the Class A stock offered was $5,886,000. Approximately $4.5 million of the net proceeds were used to replace $2.5 million of capital supplied by Seacoast to the Bank in connection with the acquisition of American Pioneer Federal Savings Bank and to add $2.0 million to the Bank's capital to support growth and for general corporate purposes. The remainder of the net proceeds were used by Seacoast for general corporate purposes, including capital to support future growth.

     On April 14, 1995, the Bank acquired American Bank Capital Corporation of Florida and its subsidiary, American Bank of Martin County. See "Expansion of Business".

     Through the Bank, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust services. Seacoast's primary service area is the "Treasure Coast", which consists of the counties of Martin, St. Lucie and Indian River on Florida's southeastern coast. The Bank operates banking offices in the following cities; five in Stuart, two in Palm City, two in Vero Beach, four in Port St. Lucie, one in Ft. Pierce, one in Hobe Sound and two in Jensen Beach.


     Most of the banking offices have one or more Automatic Teller Machines which provide customers with 24-hour access to their deposit accounts. Seacoast is a member of two state-wide funds transfer systems known as the "HONOR System" and the "Presto System", which permit banking customers access to their accounts at over 3,800 locations state-wide. The HONOR System also permits the Bank's customers access to their accounts via other systems outside the State of Florida.

     Customers can also use the Bank's "MoneyPhone" system to access information on their loan or deposit account balances, or to transfer funds between linked accounts, make loan payments as well as verify deposits or checks that may have cleared. This service is accessible by phone 24-hours a day, seven days a week.

     In addition, customers may access information via the Bank's Telephone Banking Center ("TBC"). From 7 A.M. to 7 P.M., servicing personnel in the TBC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers.

     Seacoast has three indirect subsidiaries. Suite 100 Investment Services, Inc. ("Suite 100") provides brokerage services. South Branch Building, Inc. is a general partner in a partnership which constructed a branch facility. Big O RV Resort, Inc. was formed to own and operate certain properties acquired through foreclosure, however it is currently inactive. No properties were outstanding as assets of Big O RV Resort, Inc. at December 31, 1995. The operations of these subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

     As a bank holding company, Seacoast is a legal entity separate and distinct from its subsidiaries. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Seacoast's operating revenues and net income are derived primarily from its subsidiaries through dividends, fees for services performed and interest on advances and loans.

     As of December 31, 1995, Seacoast and its subsidiaries employed 311 full-time equivalent employees.

Expansion of Business

     Seacoast has expanded its products and services to meet the changing needs of the various segments of its market and it expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically by adding branches, including the acquisition of a thrift branch in St. Lucie County.

     Seacoast from time to time considers acquisitions of other depository institutions or corporations engaged in bank-related activities. On September 20, 1991, the Bank acquired from the Resolution Trust Corporation ("RTC") 10 branches and approximately $110 million of deposits of a failed thrift, American Pioneer Federal Savings Bank ("American Pioneer"), for a deposit premium of $752,000. Following the acquisition, the Bank temporarily rented all the branch facilities from the RTC at commercially reasonable rates to preserve existing customer relationships and to facilitate their transfer to the Bank. On October 18, 1991, the Bank ceased renting the branch office facilities it did not intend to acquire to avoid duplication of existing facilities. After negotiation, definitive agreements with the RTC were executed for the purchase of five branch facilities. See "Item 2. Properties".

     On April 14, 1995, the Bank acquired approximately $46 million in loans and $62 million in deposits by purchasing American Bank Capital Corporation of Florida ("American Bank") and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Bank paying $9.3 million in cash. At December 31, 1995, intangible assets resulting from this acquisition, included goodwill of $4.4 million and care deposit premium of $1.9 million. Following this acquisition, the Bank closed its existing East Ocean office location in order to move to a more attractive location acquired from American Bank, and continued operation of an office location owned by American Bank in southern Martin County. See "Item 2. Properties".

     Florida law permits cross-county branching.  Seacoast anticipates future expansion within its market area by opening additional offices and
     facilities.   In February 1993, a second office in Vero Beach, Indian
     River County was established. In September 1993, an office was opened in Sandhill Cove, an upscale life-care retirement community located in Palm City (Martin County). A new banking facility was opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie.

Competition

     Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie and Indian River Counties of Florida. The Bank not only competes with other banks in its markets, but it also competes with various other types of financial institutions for deposits, certain commercial, fiduciary and investment services and various types of loans and certain other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage firms, governmental and corporate bonds, and other securities.

     Seacoast and its subsidiaries compete not only with financial institutions based in the State of Florida, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions which have an established market presence in the State of Florida. Many of Seacoast's competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than Seacoast.

Supervision and Regulation

        Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company's and the Bank's business. Supervision, regulation, and examination of the Company and the Bank and their respective Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

Bank Holding Company Regulation

     The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's subsidiaries.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks to be a proper incident thereto.

     The Company is a legal entity separate and distinct from the Bank and its other Subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank also are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. As of the date hereof, Florida has not adopted legislation opting in or out of interstate branching , but opt-in legislation is expected to be introduced for consideration by the Florida legislature in Spring 1996.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measure to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

Bank and Bank Subsidiary Regulation Generally

     The Bank is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the "OCC") which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, and capital. The Bank is a member of the FDIC's, and its deposits are insured by the FDIC to the maximum extent provided by law. See "FDIC Insurance Assessments."

     Under present Florida law, the Bank currently may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

     Suite 100, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission ("SEC"). As a member of the National Association of Securities Dealers, Inc. ("NASD"), it also is subject to examination and supervision of its operations and accounts.

Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

     Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks -- will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

     Each of these lending categories will be weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on the institution's qualified investments within its service area that (i) benefit low-to-moderate income individuals and small businesses or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographic distribution of the institution's branch offices and ATMs, (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test will be applied to wholesale or limited purpose financial institutions.

     Institutions having total assets of less than $250 million will be evaluated under more streamlined criteria. Seacoast and the Bank are ineligible for these streamlined criteria. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

     The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in August, 1995, the Bank received a "satisfactory" CRA rating.

     The Bank is also subject, among other things, to the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also recently increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payment of Dividends

     The Company is a legal entity separate and distinct from its banking and other Subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses.

     In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that financial depository institutions should generally pay dividends only out of current operating earnings.

Capital

     The Federal Reserve and the OCC have adopted final risk-based capital guidelines for bank holding companies and national and state member banks. As fully phased-in at the end of 1992, the guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national or state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order or written directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1995, the consolidated capital ratios of the Company and the Bank were as follows:


                        Regulatory
                        Minimum                   Company               Bank
Tier 1 capital ratio..  4.0%                      14.0%                 12.8%
Total Capital ratio...  8.0%                      15.0%                 13.8%
Leverage ratio........  3.0-5.0%                   7.8%                  7.1%



     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from corespondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

     Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA has any material impact on the Company and the Bank or their respective operations.

     Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate-risk component to risk-based capital requirements.

FDICIA

     FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. These standards are not expected to have any material effect on the Company and the Bank.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

Enforcement Policies and Actions

     FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties of up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA.

Depositor Preference

     The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

Fiscal and Monetary Policy

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of Seacoast and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and its subsidiaries cannot be predicted.

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments.  The
     Bank's deposits are primarily insured by the FDIC's Bank Insurance
     Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank owns savings deposits acquired in 1991 from the RTC in the American Pioneer transaction. In 1995, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after June 1, 1995, the premiums range from $.04 to $.12 for every $100 of deposits. Prior to June 1, 1995, the premiums ranged from $.23 to
     $.31 for every $100 of deposit.   Each financial institution is assigned
     to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. SAIF-insured deposits are assessed premiums for the SAIF which have remain unchanged at $.23 to $.31 per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. During the year ended December 31, 1994, and 1995, the Bank paid $1,191,000 and $728,000, respectively, in BIF and SAIF deposit premiums.

     BIF and SAIF assessment rates are designed to increase the reserve ratios (i.e., the ratios of reserves to insured deposits) of these funds to 1.25%. During 1995, the BIF reached 1.25%. As a result, the FDIC refunded BIF premiums in September 1995, and reduced BIF premiums to almost zero as of January 1, 1996, with a nominal payment of $2,000 per year for the best-rated banks. However, SAIF's reserve ratio was 0.47% on December 31, 1995, and its premiums remain at $.23 to $.31 for every $100 of deposits. The level of assessments may be affected by consideration of the levels of deposit premiums assessed on SAIF members and the much lower levels of reserves held by the FDIC's SAIF. Any reduction in BIF premiums could be adversely affected by the level of SAIF reserves, especially if BIF and SAIF are combined, as various legislators and regulators have considered. The proposals generally include a one-time "special assessment" of approximately 0.85%, and as a result, the annual assessments presumably would be reduced.

Community Development Act

     The Community Development Act has several titles. Title I provides for the establishment of community development financial institutions to provide equity investments, loans and development services to financially underserved communities. A portion of this Title also contains various provisions regarding reverse mortgages, consumer protections for qualifying mortgages and hearings for home equity lending, among other things. Title II provides for small business loan securitization and securitizations of other loans, including authorizing a study on the impact of additional securities based on pooled obligations. Small business capital enhancement is also provided. Title III of the Act provides for paperwork reduction and regulatory improvement, including certain examination and call report issues, as well as changes in certain consumer compliance requirements, certain audit requirements and real estate appraisals, and simplification and expediting processing of bank holding company applications, merger applications and securities filings, among other things. It also provides for commercial mortgage-related securities to be added to the definition of a "mortgage-related security" in the Exchange Act. This will permit commercial mortgages to be pooled and securitized, and permit investment in such instruments without limitation by insured depository institutions. It also pre-empts state legal investment and blue sky laws related to qualifying commercial mortgage securities. Title IV deals with money laundering and currency transaction reports, and Title V reforms the national flood insurance laws and requirements. The nature, timing, and effect upon the Company of any changes resulting from the Community Development Act cannot be predicted.

Legislative and Regulatory Changes

     Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks". Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline. Risk based deposit insurance premiums were proposed with feasibility tested through an FDIC demonstration project using private reinsurers to provide market pricing for risk based premiums.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration are the recapitalization of the FDIC's SAIF and a possible combination of BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. The United States House of Representatives has passed a bill freezing the adoption of new regulations. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. The United States Supreme Court also is considering a case involving the powers of banking affiliates to conduct insurance business in the State of Florida.

Statistical Information

     Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     Seacoast and the Bank's main office occupy approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. The building, together with an adjacent 10-lane drive-in banking facility and an additional 27,000 square foot office building, are situated on approximately eight acres of land in the center of Stuart zoned for commercial use. The building and land are owned by the Bank, which leases out portions of the building not utilized by Seacoast and the Bank to unaffiliated parties.

     Adjacent to the main office, the Bank leases approximately 21,400 square feet of office space to house operational departments, primarily information systems and retail support. The Bank owns its data processing equipment which is used for servicing bank deposits and loan accounts as well as on-line banking services, providing tellers and other customer service personnel with access to customers' records.

     As of December 31, 1995, the net carrying value of branch offices (excluding the main office) was approximately $7.7 million. Seacoast's branch offices are described as follows:

     Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,664 square foot bank building and land are owned by the Bank. Improvements include three drive-in teller lanes as well as a parking lot and landscaping.

     East Ocean Boulevard, opened at it's original location in 1978 in a 2,400 square foot building leased to the Bank. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island's beach-front residential developments. The acquisition of American Bank provided an opportunity for the Bank to move to a new location in April 1995. The first three floors of a four story office condominium were acquired in the acquisition. The 4,600 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor and all of the second floor has been leased to tenants. The third floor was sold in December 1995.

     Cove Road, opened in late 1983, is conveniently located to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. The Bank's subsidiary is a general partner in a partnership which entered into a long term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. The Bank leases the building and utilizes approximately 40% of the available space. The balance is sublet by the Bank to other business tenants. The Bank has improved its premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by the Bank.

     Hutchinson Island, opened on December 31, 1984, is in a shopping center located on a coastal barrier island, close to numerous oceanfront condominium developments. The 2,800 square foot branch is under long term lease to the Bank. The Bank has improved the premises with bank equipment and three drive-in lanes, all owned by the Bank.

     Rivergate, opened October 28, 1985, in 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. The Bank also leased approximately 800 square feet of office space nearby, which served as administrative offices. Both of these offices were under short term leases which expired in 1988. The Bank moved to larger facilities in the Rivergate Shopping Center in April of 1988 under a long term lease agreement. Furniture and bank equipment located in the prior facility were moved to the new facility which has approximately 3,400 square feet and three drive-in lanes.

     Northport was acquired on June 28, 1986 from Citizens Federal Savings & Loan Association of Miami. This property consists of a storefront under long term lease in the St. Lucie Plaza Shopping Center, Port St. Lucie, of approximately 4,000 square feet. This office was closed March 31, 1994 and the property is utilized for storage.

     Wedgewood Commons opened in April 1988 and is located on an out parcel under long term lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. A 2,800 square foot building, four drive-in lanes and bank equipment all of which is owned by the Bank are located on the leased property.

     Bayshore was opened on September 27, 1990. This branch occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. The Bank has leased the premises under a long term lease agreement and has made improvements to the premises, including three drive-in lanes, all of which are owned by the Bank.

     Hobe Sound was acquired from the Resolution Trust Corporation on December 23, 1991. This two story facility contains 8,000 square feet and is centrally located in Hobe Sound. Improvements include two drive-in teller lanes, an ATM, and equipment and furniture, all of which are owned by the Bank.

     Fort Pierce was acquired from the Resolution Trust Corporation on December 23, 1991. This 2,895 square foot facility is located in the heart of Fort Pierce and has four drive-in lanes. Equipment and furniture are all owned by the Bank.

     Martin Downs was purchased from the Resolution Trust Corporation in February 1992. This 3,960 square foot bank building is located at a high traffic intersection in Palm City, an emerging commercial and residential community west of Stuart. Improvements include three drive-in teller lanes, a new ATM, equipment and furniture.

     Tiffany was purchased from the Resolution Trust Corporation in May
     1992. This two story facility contains 8,250 square feet and is located on a corner of U.S. Highway One in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. Three drive-in teller lanes, an ATM, equipment and furniture are utilized and owned by the Bank.

     Vero Beach was purchased from the Resolution Trust Corporation in February 1993. This 3,300 square foot bank building is located in Vero beach on U.S. Highway One and represents the Bank's initial presence in this Indian River County market. A leasehold interest in a long-term land lease was acquired. Improvements include three drive-in teller lanes, an ATM, equipment and furniture, all of which are owned by the Bank.

     Beachland was opened in February 1993, in 4,000 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare, in Vero Beach, Florida. Located on the ground floor, this facility has 2 drive-in teller lanes. An ATM, furniture and equipment are all owned by the Bank.

     Sandhill Cove was opened in September 1993, in an upscale life-care retirement community. The 135 square foot office is located within the facility which is located on 36 acres in Palm City, Florida. This community will contain approximately 168 private residences.

     St. Lucie West was opened in November 1994, in a 3,600 square foot building located at 1320 S.W. St. Lucie Blvd, Port St. Lucie. This facility has drive-up lanes, a drive-up ATM, night depository and safe deposit boxes.

     Mariner Square was acquired from American Bank in April 1995.  The
     3,600 square foot leased space is located on the ground floor of a three story office building located on U.S. Highway 1 between Hobe Sound and Port Salerno. The space was improved to be a full service branch with drive-in lanes and an ATM, all owned by the Bank.

For additional information, refer to Notes F and I of the Notes to Consolidated Financial Statements in the 1995 Annual Report of Seacoast incorporated herein by reference pursuant to Item 8 of this document.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its subsidiary bank, because of the nature of their business, are at times subject to numerous legal actions, threatened or filed, in the normal course of their business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and lawsuits, when resolved, should not have a material adverse effect on the consolidated results of operation or financial condition of Seacoast and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                   PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS

     The class A Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq Stock Market's National Market. There is no established public trading market for the Class B Common Stock of Seacoast. Information as to the quarterly high, low and last sale quotations for the Class A Common Stock on the Nasdaq National Market is set forth under the table captioned "Selected Quarterly Information - Quarterly Consolidated Income Statements" on page 38 of the 1995 Annual Report, incorporated herein by reference. As of February 16, 1995, there were approximately 614 record holders of the Class A Common Stock and 115 record holders of the Class B Common Stock.

     Seacoast's Articles of Incorporation prohibit the declaration or payment of cash dividends on Class B Common Stock unless cash dividends are declared or paid on Class A Common Stock in an amount equal to at least 110% of any cash dividend on Class B Common Stock. Dividends on Class A Common Stock payable in shares of Class A Common Stock shall be paid to holders of Class A Common and Class B Common Stock at the same time and on the same basis. Quarterly dividends have been paid by Seacoast since the fiscal quarter ended March 31, 1984. Information as to the dividend amounts declared in each quarter for the past two fiscal years is presented in the table captioned "Selected Quarterly Information - Quarterly Consolidated Income Statements" on page 38 of the 1995 Annual Report incorporated herein by reference. See Exhibit 13.

     Cash dividends of $.45 per share of Class A Common Stock and $.409 per share of Class B Common Stock were paid during 1993. In 1994 cash dividends of $.49 per share of Class A Common Stock and $.445 per share of Class B Common Stock were paid. In 1995 cash dividends of $.54 per share of Class A Common Stock and $.489 per share of Class B Common Stock were declared.

     Dividends from the Bank are Seacoast's primary source of funds to pay dividends on Seacoast capital stock. Under the National Bank Act, the Bank may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to Seacoast. Information regarding a restriction on the ability of the Bank to pay dividends to Seacoast is contained in Note B of the "Notes to Consolidated Financial Statements" contained on page 46 of the 1995 Annual Report and is incorporated herein by reference. See "Supervision and Regulation" contained in
     Part I, Item 1 of this document, and Exhibit 13.

     The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank's ability to pay dividends to Seacoast. See text under the heading "Supervision and Regulation" contained in Part I, Item 1.

     Each share of Class B Common Stock is convertible by its holder into one share of Class A Common Stock at any time prior to a vote of shareholders authorizing a liquidation of Seacoast.

ITEM 6.  SELECTED FINANCIAL DATA
     Selected financial data is incorporated herein by reference under the caption "Financial Highlights" on page 3 of the 1995 Annual Report. See
     Exhibit 13.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS
     Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Review - 1995 Management's Discussion and Analysis", on pages 20 through 35 of the 1995 Annual Report is incorporated herein by reference. See Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The report of Arthur Andersen LLP, independent certified public accountants, and the consolidated financial statements are included on pages 40 through 53 of the 1995 Annual Report and are incorporated herein by reference. "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates" and Quarterly Consolidated Income Statements" included on pages 36 through 38 of the 1995 Annual Report are incorporated herein by reference. See Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Information concerning the directors and executive officers of Seacoast is set forth under the headings "Proposal One - Election of Directors" and "Executive Officers" on pages 3 through 8 in the 1996 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information set forth under the headings "Proposal One - Election of Directors - Compensation of Executive Officers", "Salary and Benefits Committee Report", "Summary Compensation Table", "Grants of Options/SARs in 1995", "Aggregated Options/SAR Exercises in 1995 and 1995 Year-End Option/SAR Values", "Pension Plan", "Employment and Severance Agreements", and "Information About the Board of Directors and its Committees" on pages 8 through 17 of the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT
     Information set forth under the headings, "Proposal One - Election of Directors - General" on pages 2 through 8, "Proposal One - Election of Directors - Management Stock Ownership" on page 8, and "Principal Shareholders" on page 23 in the 1996 Proxy Statement, relating to the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by the directors of Seacoast, all such directors and officers as a group and certain beneficial owners is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information set forth under the heading "Proposal One - Election of Directors - Certain Transactions and Business Relationships" on page 16 of the 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

a) 1  List of all financial statements

     The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 1995 Annual Report are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets as of December 31, 1995 and 1994
     Consolidated Statements of Income for the years ended
          December 31, 1995, 1994 and 1993
     Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

a) 2  List of Financial Statement Schedules

     Schedules to the consolidated financial statements required by
     Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

a) 3  Listing of Exhibits

     The following Exhibits are filed as part of this report in Item 14
     (c):

     Exhibit 3.1 Articles of Incorporation, as amended
     Incorporated herein by reference from registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 31, 1989

     Exhibit 3.2 By-laws of the Corporation, as amended
     Incorporated herein by reference from Exhibit 3.2 of Registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 17, 1992

     Exhibit 4.1 Specimen Class A Common Stock Certificate
     Incorporated herein by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File No. 2-88829

     Exhibit 4.2 Specimen Class B Common Stock Certificate
     Incorporated herein by reference from Exhibit 4.2 of registrant's Registration Statement on Form S-1, File No. 2-88829

     Exhibit 10.1 Profit Sharing Plan
     Incorporated herein by reference from registrant's Registration Statement on Form S-8, File No. 33-22846, dated July 18, 1988

     Exhibit 10.2 Employee Stock Purchase Plan
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-25267, dated November 18, 1988

     Exhibit 10.3 Amendment #1 to the Employee Stock Purchase
     Plan
     Incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991

     Exhibit 10.4  Executive Employment Agreement
     Dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991

     Exhibit 10.5  Executive Employment Agreement
     Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 28, 1995.

     Exhibit 10.6 Executive Employment Agreement
     Dated July 31, 1995 between C. William Curtis, Jr. and the Bank

     Exhibit 13  1995 Annual Report
     The following portions of the 1995 Annual Report are incorporated herein by reference:

           Financial Highlights
           Financial Review - Management's Discussion and Analysis Selected Quarterly Information - Quarterly Consolidated
             Income Statements
           Selected Quarterly Information - Consolidated Quarterly
             Average Balances, Yields & Rates
           Financial Statements
           Notes to Consolidated Financial Statements
           Financial Statements - Report of Independent Certified
             Public Accountants

     Exhibit 21  Subsidiaries of Registrant
     Incorporated herein by reference from Exhibit 22 of Registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 17, 1992

     Exhibit 23  Consent of Independent Certified Public
     Accountants

b) Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of 1995.

c) Exhibits
     The response to this portion of Item 14 is submitted as a separate section of this report.

d) Financial Statement Schedules
     None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 28th day of March, 1996.

SEACOAST BANKING CORPORATION OF FLORIDA
               (Registrant)


By:  /s/ Dale M. Hudson
     -----------------------------------------
          Dale M. Hudson
          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                      Date
                                                                ---------------
/s/ Dennis S. Hudson, Jr.                                       March 28, 1996
--------------------------------------------
Dennis S. Hudson, Jr., Chairman of the Board
and Director

/s/ Dale M. Hudson                                              March 28, 1996
--------------------------------------------
Dale M. Hudson, President, Chief Executive
Officer and Director

/s/ Dennis S. Hudson, III                                       March 28, 1996
--------------------------------------------
Dennis S. Hudson, III Executive Vice
President, Chief Operating Officer and
Director

/s/ William R. Hahl                                             March 28, 1996
--------------------------------------------
William R. Hahl, Senior Vice President and
Chief Financial Officer

/s/ Jeffrey C. Bruner                                           March 28, 1996
--------------------------------------------
Jeffrey C. Bruner, Director

/s/ John H. Crane                                               March 28, 1996
--------------------------------------------
John H. Crane, Director

/s/ Evans Crary, Jr.                                            March 28, 1996
--------------------------------------------
Evans Crary, Jr., Director


--------------------------------------------
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.                                      March 28, 1996
--------------------------------------------
Thomas H. Thurlow, Jr., Director

                               EXHIBITS INDEX




Exhibit 10.6   Executive Employment Agreement

Exhibit 13     1995 Annual Report


Exhibit 23     Consent of Independent Certified Public Accountants

Exhibit 27     Financial Data Schedule (for SEC use only)