Form 10-Q
period 1996-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 1996-05-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended               Commission file
             MARCH 31, 1996                         No. 0-13660

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1996:

             Class A Common Stock, $.10 Par Value - 3,731,621 shares

              Class B Common Stock, $.10 Par Value - 508,623 shares

                                      INDEX
                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I FINANCIAL INFORMATION                                             PAGE #

Item 1     Financial Statements (Unaudited)

           Condensed consolidated balance sheets - March 31, 1996,
           December 31, 1995 and March 31, 1995                          3 - 4

           Condensed consolidated statements of income -
           Three months ended March 31, 1996 and 1995                    5 - 6

           Condensed consolidated statements of cash flows -
           Three months ended March 31, 1996 and 1995                    7 - 9

           Notes to condensed consolidated financial statements             10

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 19

Part II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                  21

Article 9 - Financial Data Schedule                                    22 - 23


Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (Unaudited)
- -------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries


                                                                  March 31,         December 31,        March 31,
(Dollars in thousands)                                              1996                1995              1995
- -----------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                         21924              56618              25019
    Federal funds sold                                              19100              58400              55750
    Securities:
        At market                                                  169266             159480             107810
        At amortized cost (market values:
          $50,946 at Mar. 31, 1996,
          $55,525 at Dec. 31, 1995 &
          $134,961 at Mar. 31, 1995)                                50137              54158             135749
                                                                   --------------------------------------------
          TOTAL SECURITIES                                         219403             213638             243559

    Loans, net of unearned income                                  431695             414964             303932
    Less:  Allowance for loan losses                                (4197)             (4066)             (3337)
                                                                   --------------------------------------------
          NET LOANS                                                427498             410898             300595
    Bank premises and equipment                                     15911              16104              15159
    Other real estate owned                                           688                889                  0
    Core deposit and other intangibles                               2383               2475                518
    Goodwill                                                         3919               4409                  0
    Other assets                                                     7496               7917               9910
                                                                   --------------------------------------------
                                                                   718322             771348             650510
                                                                   ============================================

LIABILITIES & SHAREHOLDERS' EQUITY LIABILITIES
    Deposits                                                       641024             660967             581530
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days                                     10926              43907               8584
    Other liabilities                                                3376               4274               2767
                                                                   --------------------------------------------
                                                                   655326             709148             592881

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)   (Unaudited)
- -------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries


                                                                 March 31,            December 31,        March 31,
(Dollars in thousands)                                             1996                   1995              1995
- -------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                                                     0                     0                  0
  Class A common stock                                              378                   377                373
  Class B common stock                                               51                    52                 56
  Additional paid-in capital                                      18399                 18612              18520
  Retained earnings                                               46924                 45540              41960
  Treasury stock                                                  (1212)                (1676)                 0
                                                                 -----------------------------------------------
                                                                  64540                 62905              60909
Securities valuation equity (allowance)                           (1544)                 (705)             (3280)
                                                                 -----------------------------------------------

      TOTAL SHAREHOLDERS'
        EQUITY                                                    62996                 62200              57629
                                                                 -----------------------------------------------
                                                                 718322                771348             650510
                                                                 ===============================================

- -------------------------------------------------------------------------------------------------------------------

Note:  The balance  sheet at December 31, 1995 has been derived from the audited  financial  statements  at that date.  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME   (Unaudited)
- -------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
(Dollars in thousands, except per share data)                                     1996       1995
- ---------------------------------------------------------------------------------------------------
Interest and dividends on investment securities                                   3345       3957
Interest and fees on loans                                                        9192       6432
Interest on federal funds sold                                                     669        653
                                                                                 ----------------
    TOTAL INTEREST INCOME                                                        13206      11042
Interest on deposits                                                              1318       1375
Interest on time certificates                                                     3851       2967
Interest on borrowed money                                                         281        192
                                                                                 ----------------
    TOTAL INTEREST EXPENSE                                                        5450       4534
                                                                                 ----------------
      NET INTEREST INCOME                                                         7756       6508
Provision for loan losses                                                          150          0
                                                                                 ----------------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                                                 7606       6508
Noninterest income
  Securities gains (losses)                                                         24        (53)
  Other income                                                                    2155       1599
                                                                                 ----------------
    TOTAL NONINTEREST INCOME                                                      2179       1546
    TOTAL NONINTEREST EXPENSES                                                    6634       5865
                                                                                 ----------------
      INCOME BEFORE INCOME TAXES                                                  3151       2189
Provision for income taxes                                                        1140        726
                                                                                 ----------------
      NET INCOME                                                                  2011       1463
                                                                                 ================

- ---------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME   (Unaudited)
- --------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries


                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
(Dollars in thousands, except per share data)                    1996        1995
- -----------------------------------------------------------------------------------
PER SHARE COMMON STOCK:
     NET INCOME                                                  0.47        0.34
     CASH DIVIDENDS DECLARED:
       Class A                                                   0.150       0.130
       Class B                                                   0.135       0.118
Average shares outstanding                                      4286498     4309763
- -----------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)
- ------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries                     (In thousands of dollars)
Three Months Ended March 31                                                     1996           1995
- ------------------------------------------------------------------------------------------------------
Increase(Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                                            13135          11395
  Fees and commissions received                                                 2156           1599
  Interest paid                                                                (5585)         (4340)
  Cash paid to suppliers and employees                                         (7285)         (6451)
  Income taxes paid                                                              (93)             0
                                                                              ---------------------
Net cash provided by operating activities                                       2328           2203
Cash flows from investing activities
  Proceeds from maturity of securities classified at
    market                                                                     13857          11619
  Proceeds from maturity of securities classified at
    amortized cost                                                              4078           1721
  Proceeds from sale of securities classified at market                         3979          19526
  Purchase of securities classified at market                                 (29013)        (16231)
  Net new loans and principal repayments                                      (16857)        (11178)
  Proceeds from the sale of other real estate owned                              311            219
  Sale (purchase) of premises and equipment                                     (216)           125
  Net change in intangible assets                                                417            (59)
  Net change in other assets                                                     418            (78)
                                                                              ---------------------
Net cash provided by (used in) investing activities                           (23026)          5664




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
- -------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries             (In thousands of dollars)
Three Months Ended March 31                                             1996           1995
- ----------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits                                             (19938)         21905
  Net decrease in federal funds purchased and
    securities sold under agreements to
    repurchase                                                         (32981)        (36055)
  Sale of common stock -- Employee Stock Purchase Plan
    and Employee Profit -- Sharing Plan                                     0             22
  Exercise of stock options                                               198              0
  Treasury stock (acquired) issued                                         53              0
  Dividends paid                                                         (628)          (550)
                                                                       ---------------------
Net cash used in financing activities                                  (53296)        (14678)
                                                                       ---------------------
Net decrease in cash and cash equivalents                              (73994)         (6811)
Cash and cash equivalents at beginning of year                         115018          87580
                                                                       ---------------------
Cash and cash equivalents at end of period                              41024          80769
                                                                       =====================

- -------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
- -------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries                          (In thousands of dollars)
Three Months Ended March 31                                                         1996           1995
- -----------------------------------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                                                          2011           1463
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                                      571            605
  Provision for loan losses                                                          150              0
  Loss on sale of securities                                                         (24)            53
  Loss (gain) on sale and writedown of foreclosed
    assets                                                                            25            (54)
  Loss on disposition of fixed assets                                                  5             28
  Change in interest receivable                                                      (73)           208
  Change in interest payable                                                        (135)           194
  Change in prepaid expenses                                                        (166)          (730)
  Change in accrued taxes                                                           1147            913
  Change in other liabilities                                                      (1183)          (477)
- -------------------------------------------------------------------------------------------------------
Total adjustments                                                                    317            740
                                                                                   --------------------
Net cash provided by operating activities                                           2328           2203
                                                                                   ====================

- -------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned                                    135              0
  Market value adjustment to securities                                            (1392)          1560
  Transfer from securities held for sale to held
    for investment                                                                     0          10049
- -------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE C - ACQUISITION

On April 14, 1995, the Company acquired American Bank Capital Corporation of Florida and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Company paying $9.3 million. At March 31, 1996, goodwill and core deposit intangible related to this transaction totalled $3.9 million and $1.9 million, respectively.

NOTE D - SECURITIZATION

At the end of May 1996, the Company anticipates completion of a securitization of $26.7 million in residential fixed rate mortgage loans, $12.5 million and $14.2 million in 15- and 30-year mortgages, respectively. The newly created securities will be classified as available for sale in the Company's securities portfolio.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


FIRST QUARTER 1996

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Earnings (since April 14, 1995) have been impacted by the acquisition of $62 million in deposits and $46 million in loans of American Bank Capital Corporation of Florida (American) and its subsidiary, American Bank of Martin County. The company's subsidiary, First National Bank and Trust Company of the Treasure Coast, now has seventeen branches with the addition of one branch resulting from the acquisition. Earnings were also favorably impacted by loan growth and improved trust and brokerage fees and commissions.

Net income for the first quarter of 1996 totalled $2,011,000 or $0.47 per share, compared with $1,463,000 or $0.34 per share in the first quarter of 1995 and $1,893,000 or $0.44 per share in the fourth quarter of 1995.

Return on average assets was 1.09 percent and return on average shareholders' equity was 12.56 percent for the first quarter of 1996, compared to first quarter 1995's performance of 0.92 percent and 9.82 percent, respectively, and the prior year's fourth quarter results of 1.06 percent and 12.00 percent, respectively.


NET INTEREST INCOME

Earnings in the first three months of 1996 benefited from an improved net interest margin. On a tax equivalent basis the margin increased to 4.56 percent from 4.29 percent for the fourth quarter of 1995. Excess liquidity in the banking industry permitted a decrease in deposit rates, with average weighted rates for all deposit categories declining in the first quarter of 1996 compared to fourth quarter: NOW, savings, money market and certificate of deposit rates decreased 13, 8, 24 and 17 basis points, respectively. The average rate paid on total interest-bearing liabilities decreased 20 basis points to 3.72 percent in the current quarter from 3.92 percent in the fourth quarter. Enhancing the margin since fourth quarter of 1995 was an increase in the yield on loans of 21 basis points, resulting from improved loan demand and the periodic repricing of adjustable rate mortgages. Overall, the yield on average earning assets increased 8 basis points to 7.73 percent.

For the first quarter a year ago, the net interest margin recorded was 4.49 percent. A yield on average earning assets of 7.57 percent and rate on interest-bearing liabilities of 3.58 percent was recorded.

Average  earning assets for the first quarter of 1996  increased  $95,173,000 or
15.9 percent to $691,982,000, compared to prior year's first quarter. The acquisition of American and enhanced loan demand provided a $123,943,000 or 41.7 percent increase in average loans to $421,476,000. Average investment securities declined $34,267,000 or 13.5 percent, while average federal funds sold grew $5,497,000 to $50,047,000. The level of federal funds sold is expected to decline as anticipated loan growth is funded and deposits decline as they normally do in the summer season.

The mix of earning assets has had a favorable impact on the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased to 60.9 percent in the first quarter of 1996, compared to 49.9 percent a year ago. Average certificates of deposit (the highest cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities increased slightly to 48.1 percent, compared to 46.9 percent in the first quarter of 1995. Favorably affecting the mix of deposits was an increase in average noninterest-bearing demand deposits of $17,753,000 or 26.9 percent to $83,672,000.

If loan demand continues at its current pace as a result of the economy remaining firm, and local competition allows rates paid for core deposits to remain low, the net interest margin should continue at a level commensurate with first quarter results over the remainder of 1996.


PROVISION FOR LOAN LOSSES

A provision of $150,000 was recorded in the first quarter of this year, compared to no provisioning in the first quarter of 1995 and $125,000 in provisioning in the fourth quarter of 1995. Net charge-offs for the first quarter declined slightly from $36,000 last year to $19,000 in 1996. Net charge-offs annualized as a percent of average loans totalled 0.02 percent for the first quarter of 1996, compared to 0.05 percent in 1995 for the same period.

Management determines the provision for loan losses which is charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise.

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $556,000 or 34.8 percent to $2,155,000 compared to one year earlier.

The largest increase in noninterest income occurred in brokerage commissions and fees which increased $212,000 or 70.9 percent compared to prior year. In addition, trust income grew $117,000 or 28.2 percent. Results during the last three quarters of 1995 and in the first quarter of 1996 indicate an improving trend and renewed interest by consumers in the financial markets. Additional sales staff in trust and the repricing of trust services in mid-1995 favorably impacted results. The company intends to continue to emphasize its brokerage and trust services to both existing and new customers, as expectations are that financial markets will remain robust in 1996.

Another significant increase occurred in service charges on deposits which rose $164,000 or 32.9 percent to $663,000, a result of internal growth, the acquisition of American and certain services being repriced.


NONINTEREST EXPENSES

When compared to 1995, noninterest expenses for the first quarter increased by $769,000 or 13.1 percent to $6,634,000, including the impact of the acquisition.

Salaries and wages increased $286,000 or 12.3 percent from the first quarter of 1995, and employee benefits grew $217,000 or 48.0 percent. Additional employment costs in lending, trust and brokerage have been incurred over the last twelve months. However, revenue growth has exceeded the increase in salaries and employee benefits, and resulted in the company's overhead ratio declining to
66.3 percent in the first quarter of 1996 compared to 71.5 percent a year ago.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $53,000 or 5.0 percent versus first quarter results last year, even though a branch was added as a result of the acquisition. The premium for Federal Deposit Insurance Corporation ("FDIC") insurance was $168,000 lower, reflecting action by the FDIC to lower premium rates, effective in the second half of 1995 and first quarter of 1996.

Legal and professional fees increased $34,000 to $181,000 and costs associated with foreclosed and repossessed asset management totalled only $33,000. These results (on an annualized basis) are consistent with recorded results for all of 1995 and the level of activity with respect to problem asset management.

Amortization of intangible assets increased $144,000 or 685.7 percent as a result of the acquisition of American, for which the company recorded amortizable assets for goodwill and core deposit intangible. The other expense category increased $245,000 or 18.8 percent in 1996 year over year. The increase was primarily caused by higher electronic data processing expenses and increased business volumes.

INCOME TAXES

Income taxes as a percentage of income before taxes were 36.2 percent for the first quarter of this year, compared to 33.2 percent in 1995. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, amortization of goodwill related to the acquisition disallowed for tax purposes and lower levels of tax-exempt interest income have contributed to a higher effective tax rate.

FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the company during the first quarter of 1996 and over the prior twelve months have provided the company with continued improvement in its capital ratios. The company's ratio of average shareholders' equity to average total assets during the first quarter of 1996 was 8.69 percent, compared to 9.40 percent during the first quarter of 1995 (prior to the acquisition of $69 million in assets from American).

Regulatory agencies have implemented a risk-based capital framework with a minimum ratio of total capital to risk-weighted assets of 8 percent. At March 31, 1996, the company's ratio of total capital to risk-weighted assets under these risk-based rules was 15.30 percent and its ratio of Tier 1 capital to total adjusted assets was 7.71 percent. In comparison, these ratios were 19.48 percent and 9.13 percent, respectively, at March 31, 1995.


LOAN PORTFOLIO

All of the company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $431,695,000 at March 31, 1996, $127,763,000 or 42.0 percent more than at
March 31, 1995, and $16,731,000 or 4.0 percent more than at December 31, 1995. Approximately $46 million of the increase year over year is directly related to the purchase of American.

At March 31, 1996, the company's mortgage loan balances secured by residential properties amounted to $236,713,000 or 54.8 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $105,691,000 or 24.5 percent. The company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $44,097,000, commercial loans of $16,280,000, home equity lines of credit of $10,231,000, and unsecured credit cards of $7,501,000.

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

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and repricing opportunities for assets against liabilities, when possible. At March 31, 1996, approximately $139 million or 59 percent of the company's mortgage loan balances secured by residential properties were adjustable, of which $134 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of two types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $37 million were outstanding at March 31, 1996, and 2) those limited to a two percent per annum increase and a four or six percent cap over the life of the loan, of which approximately $97 million in balances existed at March 31, 1996.

The company's historical charge-off rates for residential real estate loans have been minimal, with charge-offs of $9,000 for the first quarter of 1996 compared to $31,000 for all of 1995.

At March 31, 1996, the company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $19,007,000, compared to $16,497,000 at March 31, 1995.

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


ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and residential real estate totalled $50,000 and $9,000, respectively, for the first three months of 1996, compared to net losses of $61,000 and $26,000, respectively, in 1995. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the company's peer group. Net recoveries recorded for commercial real estate loans and installment loans of $28,000 and $3,000, respectively, in the first quarter of 1996 compared with the prior year when net recoveries of $28,000 and $20,000, respectively, were reported. Net recoveries for commercial loans of $9,000 in the first quarter of 1996 compared to $3,000 in recoveries in 1995.

The ratio of the allowance for loan losses to net loans outstanding was 0.97 percent at March 31, 1996. This ratio was 1.10 percent at March 31, 1995. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 90.9 percent at March 31, 1996, compared to 95.2 percent at the same date in 1995.


NONPERFORMING ASSETS

At March 31, 1996, the company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 1.20 percent, compared to
1.15 percent one year earlier and 1.44 percent at December 31, 1995.

At March 31, 1996, accruing loans past due 90 days or more of $135,000 and OREO of $688,000 were outstanding. In 1995 on the same date, no loans were past due 90 days or more and no OREO balances were outstanding. At December 31, 1995, $134,000 and $889,000 in past due loans and OREO were outstanding, respectively.

Nonaccrual loans totalled $4,481,000 at March 31, 1996, compared to a balance of $3,506,000 at March 31, 1995 and $5,105,000 at December 31, 1995. All of the
nonaccrual loans outstanding at March 31, 1996 were performing (current with respect to payments), with the exception of seven loans aggregating to $1,305,000. The performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 1996, 95.7 percent is secured with real estate, the remainder is ninety percent guaranteed by the Small Business Administration ("SBA"). Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At March 31, 1996, the company had $169,266,000 or
77.1 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $50,137,000, representing 22.9 percent of total securities.

The company's securities portfolio decreased $24,156,000 from March 31, 1995. The securities portfolio as a percentage of earning assets was 32.7 percent at March 31, 1996, compared to 40.4 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted or pending.

During the first quarter of 1996, proceeds of $4.0 million from securities sales and maturing funds of $17.9 million were derived. Securities purchases of $29.0 million were transacted: $9.0 million in fixed rate collateralized mortgage obligations with an average duration of 2.0 years and $20.0 million in U.S. Treasury securities with 2-, 3- and 5-year maturity terms (weighted average term of 3.7 years) were acquired.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $896,000 or 0.4 percent of amortized cost at March 31, 1996, compared to a net gain of $1,056,000 or 0.5 percent of amortized cost at December 31, 1995, and a net loss of $3,003,000 or 1.2 percent of amortized cost at March 31, 1995. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment. The company does not have any assets which would be defined as a derivative security.


DEPOSITS

Total deposits increased $59,494,000 or 10.2 percent to $641,024,000 at March 31, 1996, compared to one year earlier. Certificates of deposit increased $15,322,000 or 5.8 percent to $279,104,000 over the past twelve months and lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $28,237,000 or 11.4 percent to $276,350,000. Noninterest bearing demand deposits increased $15,935,000 or 22.9 percent to $85,570,000.

Approximately $62 million in deposits were obtained as a result of the purchase of American. The commercial bank deposits acquired were primarily core deposits with interest rates paid and characteristics very similar to the company's existing customer accounts.


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

On March 31, 1996, the company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 27.5 percent. This means that the company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the company's liabilities, therefore decreasing the net interest spread.

It has been the company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. Therefore, the company's ALCO uses model simulation to manage and measure its interest rate sensitivity.

The company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. At March 31, 1996, net interest income would decline 6.6 percent if interest rates would immediately rise 200 basis points.

The company does not presently use interest rate protection products in managing its interest rate sensitivity.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 1996, the company had federal funds lines of credit available and unused of $37,500,000 and had $118,225,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totalled $41,024,000 at March 31, 1996 as compared to $80,769,000 at March 31, 1995. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1996, the cash flow from operations of $2,328,000 was $125,000 higher than during the same period of 1995. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


IMPACT OF INFLATION AND CHANGING PRICES

The financial statements presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general levels of inflation. However, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Part II   OTHER INFORMATION


Item 6.  Exhibits  and Reports on Form 8-K

         No reports on Form 8-K were filed for the three month period ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SEACOAST BANKING CORPORATION OF FLORIDA





May 14, 1996                            /s/ Dennis S. Hudson, II
                                        DENNIS S. HUDSON, III
                                        Executive Vice President &
                                        Chief Operating Officer


May 14, 1996                            /s/ William R. Hahl
                                        WILLIAM R. HAHL
                                        Senior Vice President &
                                        Chief Financial Officer