Form 10-Q
period 1996-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 1996-08-13
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended            Commission file
              JUNE 30, 1996                     No. 0-13660

                   SEACOAST BANKING CORPORATION OF FLORIDA
           (Exact name of registrant as specified in its charter)

           Florida                                     59-2260678
- -------------------------------                    ----------------------
(State or other jurisdiction of                    (IRS employer
 incorporation or organization)                    identification number)

   815 Colorado Avenue, Stuart  FL                    34994
- ----------------------------------------            ----------
(Address of principal executive offices)            (Zip code)

        (561) 287-4000
- -------------------------------
(Registrant's telephone number,
 including area code)

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

      YES [X]   NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996:

           Class A Common Stock, $.10 Par Value - 3,750,979 shares
           -------------------------------------------------------

           Class B Common Stock, $.10 Par Value -   497,983 shares
           -------------------------------------------------------

                                    INDEX

                   SEACOAST BANKING CORPORATION OF FLORIDA

Part I   FINANCIAL INFORMATION                                 PAGE #

Item 1   Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
         June 30, 1996, December 31, 1995 and
         June 30, 1995                                         3 - 4

         Condensed consolidated statements of income -
         Three months ended June 30, 1996 and 1995; and
         Six months ended June 30, 1996 and 1995               5 - 6

         Condensed consolidated statements of cash flows -
         Six months ended June 30, 1996 and 1995               7 - 9

         Notes to condensed consolidated financial
         statements                                             10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  11 - 19

Part II   OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders     20

Item 6   Reports on Form 8-K                                     20

SIGNATURES                                                       21

Exhibit   Article 9 - Financial Data Schedule                 22 - 23

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS   (Unaudited)
- ------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries


                                            June 30,   December 31,   June 30,
(Dollars in thousands)                        1996         1995         1995
- ------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                    18601         56618        30417
  Federal funds sold                             0         58400        26665

  Securities:

    At market                               168918        159480       104680
    At amortized cost (market values:
      $47,528 at June 30, 1996,
      $55,525 at Dec. 31, 1995 &
      $134,501 at June 30, 1995)             47383         54158       131487
                                            ----------------------------------

        TOTAL SECURITIES                    216301        213638       236167

  Loans, net of unearned income             431277        414964       364147
  Less:  Allowance for loan losses           (4253)        (4066)       (3947)
                                            ----------------------------------
        NET LOANS                           427024        410898       360200

  Bank premises and equipment                15634         16104        17357
  Other real estate owned                      696           889          111
  Core deposits and other intangibles         2729          2475         1259
  Goodwill                                    4028          4409         5787
  Other assets                               14482          7917         9316
                                            ----------------------------------
                                            699495        771348       687279
                                            ==================================


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                                  609066        660967       621884

  Federal funds purchased and securities
   sold under agreements to repurchase,
   maturing within 30 days                   24247         43907         2750

  Other liabilities                           3397          4274         3507
                                            ----------------------------------
                                            636710        709148       628141

SHAREHOLDERS' EQUITY
  Preferred stock                                0             0            0
  Class A common stock                         379           377          373
  Class B common stock                          50            52           55
  Additional paid-in capital                 18368         18612        18535
  Retained earnings                          48353         45540        43068
  Treasury stock                             (1131)        (1676)        (546)
                                            ----------------------------------
                                             66019         62905        61485
Securities valuation equity (allowance)      (3234)         (705)       (2347)
                                            ----------------------------------
        TOTAL SHAREHOLDERS' EQUITY           62785         62200        59138
                                            ----------------------------------
                                            699495        771348       687279
                                            ==================================
- ------------------------------------------------------------------------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME   (Unaudited)
- ------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Three Months        Six Months
                                                  Ended June 30,     Ended June 30,
                                                 ------------------------------------
(Dollars in thousands, except per share data)     1996      1995      1996     1995
- -------------------------------------------------------------------------------------
Interest and dividends on investment securities     3372      3923      6717     7880
Interest and fees on loans                          9158      7534     18350    13966
Interest on federal funds sold                       112       746       781     1399
    TOTAL INTEREST INCOME                          12642     12203     25848    23245

Interest on deposits                                1209      1429      2527     2804
Interest on time certificates                       3590      3904      7441     6871
Interest on borrowed money                           163        69       444      261
    TOTAL INTEREST EXPENSE                          4962      5402     10412     9936
    NET INTEREST INCOME                             7680      6801     15436    13309
Provision for loan losses                            150         0       300        0
    NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                      7530      6801     15136    13309

Noninterest income
  Securities gains (losses)                           20        46        44       (7)
  Other income                                      2224      1880      4379     3479
    TOTAL NONINTEREST INCOME                        2244      1926      4423     3472
    TOTAL NONINTEREST EXPENSES                      6588      6107     13222    11972
      INCOME BEFORE INCOME TAXES                    3186      2620      6337     4809
Provision for income taxes                          1128       906      2268     1632
      NET INCOME                                    2058      1714      4069     3177

PER SHARE COMMON STOCK:
  NET INCOME                                        0.48      0.40      0.95     0.74

  CASH DIVIDENDS
    DECLARED:
      Class A                                      0.150     0.130     0.300    0.260
      Class B                                      0.135     0.118     0.270    0.236

Average shares outstanding                       4299993   4308402   4293245  4309079
- -------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS   (Unaudited)
- ------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries


                                                         (In thousands of dollars)
Six Months Ended June 30                                      1996       1995
- ----------------------------------------------------------------------------------
Increase(Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                           25711      24018
  Fees and commissions received                                4379       3479
  Interest paid                                              (10604)     (9743)
  Cash paid to suppliers and employees                       (12734)    (11926)
  Income taxes paid                                           (2441)     (1222)
                                                             ---------------------

Net cash provided by operating activities                      4311       4606

Cash flows from investing activities
  Maturities of securities held for sale                      32715      14354
  Maturities of securities held for investment                 6888      10916
  Proceeds from sale of securities held for sale              17733      56333
  Purchase of securities held for sale                       (37574)    (38680)
  Purchase of securities held for investment                      0      (4889)
  Net new loans and principal repayments                     (43490)    (25262)
  Proceeds from the sale of other real estate owned             919        219
  Deletions (additions) to bank premises and equipment         (343)       (80)
  Purchase of American Bank Capital Corporation, net
   of cash acquired                                               0      (4659)
  Net change in other assets                                  (5059)       239
                                                             ---------------------
Net cash provided by (used in) investing activities          (28211)      8491

Cash flows from financing activities
  Net decrease in deposits                                   (51901)       (39)
  Net decrease in federal funds purchased and
   securities sold under agreements to repurchase            (19660)    (41889)
  Issuance of common stock -- Employee Stock Purchase
   and Profit Sharing Plans                                       0         37
  Exercise of stock options                                     233        (58)
  Treasury stock issued (acquired)                               68       (546)
  Dividends paid                                              (1257)     (1100)
                                                             ---------------------
Net cash used in financing activities                        (72517)    (43595)
                                                             ---------------------
Net decrease in cash and cash equivalents                    (96417)    (30498)
Cash and cash equivalents at beginning of year               115018      87580
                                                             ---------------------
Cash and cash equivalents at end of period                    18601      57082
                                                             =====================
Reconciliation of Net Income to Cash Provided by
 Operating Activities
Net Income                                                     4069       3177
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization                                1177       1222
  Provision for loan losses                                     300          0
  Loss on sale of securities                                    (44)         7
  Loss (gain) on sale and writedown of foreclosed
   assets                                                       (17)       (52)
  Loss on disposition of fixed assets                             4         33
  Change in interest receivable                                (175)       523
  Change in interest payable                                   (192)       193
  Change in prepaid expenses                                   (101)      (724)
  Change in accrued taxes                                        35        604
  Change in other liabilities                                  (745)      (377)
                                                             ---------------------
Total adjustments                                               242       1429
                                                             ---------------------
Net cash provided by operating activities                      4311       4606
                                                             =====================

Supplemental disclosure of noncash investing
 activities:
  Transfers from loans to other real estate owned               709         67
  Transfers from loans to securities held for sale            26463          0
  Market value adjustment to securities                       (4146)      2837
  Transfer from securities held for sale to held
   for investment                                                 0      10049
- ------------------------------------------------------------------------------

See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ACQUISITION

On April 14, 1995, the Company acquired American Bank Capital Corporation of Florida and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Company paying $9.3 million. At June 30, 1996, goodwill and core deposit intangible related to this transaction totalled $4.0 million and $1.8 million, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER 1996

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the second quarter of 1996 totalled $2,058,000 or $0.48 per share, compared with $1,714,000 or $0.40 per share in the second quarter of 1995 and $2,011,000 or $0.47 per share in the first quarter of 1996.

The company's subsidiary, First National Bank and Trust Company of the Treasure Coast, now has seventeen branches with the addition of one branch resulting from the acquisition. Earnings were favorably impacted by loan growth, improved trust and brokerage fees and commissions, and a favorable interest rate environment.

Return on average assets was 1.16 percent and return on average shareholders' equity was 12.61 percent for the second quarter of 1996, compared to second quarter 1995's performance of 0.99 percent and 12.58 percent, respectively, and 1996's first quarter results of 1.09 percent and 12.56 percent, respectively.

NET INTEREST INCOME

Earnings in the second quarter of 1996 were affected by a net interest margin (on a tax equivalent basis) that increased from 4.56 percent in the first quarter of 1996 to 4.67 percent in the second quarter of this year. Excess liquidity in the banking industry permitted a decrease in deposit rates, with average weighted rates for all deposit categories declining in the second quarter of 1996 compared to first quarter: NOW, savings, money market and certificate of deposit rates decreased 11, 9, 14, and 24 basis points, respectively. The average rate paid on total interest-bearing liabilities declined 17 basis points to 3.55 percent in the second quarter from 3.72 percent in the first quarter. This follows a similar decline of 21 basis points in the rate paid on total interest-bearing liabilities in the first quarter of this year from fourth quarter. Partially offsetting the improvement in cost of funds was a decline of 8 basis points to 7.65 percent for the yield on average total earning assets, as compared to first quarter. While the yield on loans declined 30 basis points to 8.47 percent during the second quarter, average loans outstanding as a percentage of earning assets increased to 65.0 percent compared to 60.9 percent in the first quarter, favorably affecting the company's margin performance. This occurred even though $26.5 million in fixed rate residential mortgages were securitized during the quarter and transferred to the company's available for sale securities portfolio. The first quarter margin was favorably impacted by $197,000 in interest recovered on a past due loan.

For the second quarter a year ago, the net interest margin recorded was 4.29 percent. A yield on average earnings assets of 7.65 percent and rate on interest-bearing liabilities of 3.89 percent was recorded.

Average earning assets for the second quarter of 1996 increased $24,540,000 or
3.8 percent to $668,905,000, compared to prior year's second quarter. Enhanced loan demand provided an $85,610,000 or 24.5 percent increase in average loans to $434,988,000. Average investment securities declined $19,970,000 or 8.1 percent to $225,528,000 and average federal funds sold declined $41,100,000 or
83.0 percent to $8,389,000. Loan demand is anticipated to remain strong through the remainder of 1996.

Favorably affecting the mix of deposits in the second quarter as compared to last year, average noninterest-bearing demand deposits increased $9,188,000 or
12.4 percent to $83,407,000 and other lower cost core deposit products (NOW, savings and money market deposits) increased on an aggregate basis by $4,372,000 to $271,707,000. While average certificates of deposit (the highest cost component of interest-bearing liabilities) have declined as a percentage of interest-bearing liabilities to 49.1 percent, compared to 50.9 percent in the second quarter of 1995, increased volume in this category could occur should interest rates continue to increase as predicted. Higher rates have historically resulted in consumer attitudes changing, making transfers of funds presently held in core deposit products and alternative investment vehicles (i.e., stocks, bonds and mutual funds) to certificates of deposit more attractive. Even so, if loan demand continues at its current pace as a result of the economy remaining firm, and local competition allows rates paid for core deposits to remain low, the net interest margin should continue at a level commensurate with first and second quarter's results over the remainder of 1996.

PROVISION FOR LOAN LOSSES

A provision of $150,000 was recorded in the second quarter of this year, compared to no provisioning in the second quarter of 1995 and $150,000 in provisioning in the first quarter of this year. Net charge-offs for the second quarter totalled $94,000, compared to net recoveries of $54,000 for the second quarter last year and net charge-offs of $19,000 in the first quarter of 1996.
 Net charge-offs annualized as a percent of average loans totalled 0.05 percent for the first half of 1996, compared to net charge-offs of 0.03 percent for all of 1995.

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

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $344,000 or 18.3 percent to $2,224,000 in the second quarter compared to one year earlier.

The largest increase in noninterest income occurred in brokerage commissions and fees which increased $157,000 or 38.1 percent compared to prior year. In addition, trust income grew $58,000 or 12.7 percent. Results during the last three quarters of 1995 and in the first two quarters of 1996 indicate an improving trend and renewed interest by consumers in the financial markets. Additional sales staff in trust and the repricing of trust services in mid-1995 favorably impacted results. The company intends to continue to emphasize its brokerage and trust services to both existing and prospective customers.

Other significant increases occurred in service charges on deposits which grew $45,000 or 7.1 percent and in other service charges and fees which increased $46,000 or 17.8 percent, a result of internal growth and certain services being repriced.

Noninterest income, excluding gains and losses from securities sales, for the first half of 1996 increased $900,000 or 25.9 percent, with increases in brokerage commissions and fees and trust income of $369,000 or 51.9 percent and $175,000 or 20.1 percent, respectively. Service charges on deposits rose $209,000 or 18.5 percent and other service charges and fees grew $70,000 or
13.3 percent, due to internal growth and the repricing of certain services as indicated above for the quarter.

NONINTEREST EXPENSES

When compared to 1995, noninterest expenses for the second quarter increased by $481,000 or 7.9 percent to $6,588,000 and for the first half increased $1,250,000 or 10.4 percent to $13,222,000.

Salaries and wages increased $134,000 or 5.5 percent, compared to the second quarter of 1995, and increased $420,000 or 8.8 percent for the first half of 1996. Employee benefits rose $107,000 or 21.5 percent and $324,000 or 34.1 percent for the second quarter and first half, respectively, compared to l995's results. Additional employment costs in lending, trust and brokerage have been incurred over the last twelve months. However, revenue growth has exceeded the increase in salaries and in employee benefits, and resulted in the company's overhead ratio declining to 66.2 percent in the first half of 1996 compared to
70.5 percent a year ago.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, declined $5,000 versus second quarter results last year and were $58,000 lower for the first six months of 1996 versus prior year. The premium for Federal Deposit Insurance Corporation (FDIC) insurance was $168,000 lower in the first quarter and $167,000 lower in the second quarter of 1996, reflecting action by the FDIC to lower premium rates, effective in the second half of 1995 and first half of 1996.

Costs associated with foreclosed and repossessed asset management decreased $63,000 when compared to the second quarter of 1995 and increased by $1,000 when compared to the first half of 1995. Legal and professional fees recorded for the second quarter of 1996 were $101,000 greater and for the first six months of 1996 were $135,000 higher. These results reflect the level of activity with respect to problem asset management.

Amortization of intangible assets increased $79,000 for the quarter and $223,000 for the first six months, compared to a year ago. The increase is a result of the acquisition in April 1995, for which the company recorded amortizable assets for goodwill and core deposit intangible.

An increase in other expense of $258,000 or 20.8 percent was recorded in the second quarter compared to last year for the same period. For the six month period ended June 30, 1996, other expenses were $503,000 or 19.8 percent higher compared to prior year. The increase in other expense was primarily caused by electronic data processing expenses and increased business volumes.

INCOME TAXES

Income taxes as a percentage of income before taxes were 35.8 percent for the first half of this year, compared to 33.9 percent in 1995. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, amortization of goodwill related to the acquisition disallowed for tax purposes and lower levels of tax-exempt interest income have contributed to a higher effective tax rate.

FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the company during the first half of 1996 and over the prior twelve months have provided the company with continued increases in its capital ratios. The company's ratio of average shareholders' equity to average total assets during the second quarter of 1996 was 9.18 percent, compared to
8.82 percent in the second quarter of 1995.

Regulatory agencies have implemented a risk-based capital framework with a minimum ratio of total capital to risk-weighted assets of 8 percent. At June 30, 1996, the company's ratio of total capital to risk-weighted assets under these risk-based rules was 15.44 percent and its ratio of Tier 1 capital to total adjusted assets was 8.25 percent. In comparison, these ratios were 15.83 percent and 7.66 percent, respectively, at June 30, 1995. Capital, as it is defined for these ratios, excludes certain intangible assets, including goodwill. At June 30, 1996, intangible assets excluded from capital totalled $5,963,000.

LOAN PORTFOLIO

All of the company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $431,277,000 at June 30, 1996, $67,130,000 or 18.4 percent more than at June 30, 1995, and $16,313,000 or 3.9 percent more than at December 31, 1995. Approximately $26.5 million of fixed rate residential mortgages were securitized during the second quarter of 1996 and transferred to the company's available for sale securities portfolio.

At June 30, 1996, the company's mortgage loan balances secured by residential properties amounted to $229,995,000 or 53.3 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $111,193,000 or 25.8 percent. The company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $43,447,000, commercial loans of $15,198,000, home equity lines of credit of $10,097,000, and unsecured credit cards of $7,491,000.

All loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. Nearly all residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC) guidelines.

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and repricing opportunities for assets against liabilities, when possible. At June 30, 1996, approximately $143 million or 62 percent of the company's mortgage loan balances secured by residential properties were adjustable, of which $138 million were adjustable rate 15- or 30-year mortgage loans (ARMs) that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of two types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $34 million were outstanding at June 30, 1996, and 2) those limited to a two percent per annum increase and a four or six percent cap over the life of the loan, of which approximately $104 million in balances existed at June 30, 1996.

The company's historical charge off rates for residential real estate loans have been minimal, with charge offs of $14,000 for the first six months of 1996 and $31,000 for all of 1995.

At June 30, 1996, the company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $23,400,000, compared to $21,083,000 at June 30, 1995.

The company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 25.8 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and residential real estate totalled $86,000 and $14,000, respectively, for the first six months of 1996, compared to net losses of $88,000 and $29,000, respectively, in 1995. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the company's peer group. Net recoveries recorded for commercial real estate loans and commercial loans of $6,000 and $24,000, respectively, in the first half of 1996 compared with the prior year when $99,000 in commercial real estate loan recoveries and $18,000 in commercial loan recoveries were reported. Net charge-offs for installment loans of $42,000 in the first half of 1996 compared to $26,000 in recoveries in 1995.

The ratio of the allowance for loan losses to net loans outstanding was 0.99 percent at June 30, 1996. This ratio was 1.08 percent at June 30, 1995. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 103.4 percent at June 30, 1996, compared to 77.2 percent at the same date in 1995.

NONPERFORMING ASSETS

At June 30, 1996, the company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 1.08 percent, compared to 1.25 percent one year earlier and 1.44 percent at December 31, 1995.

At June 30, 1996, accruing loans past due 90 days or more of $150,000 and OREO of $696,000 were outstanding. In 1995 on the same date, $659,000 in loans were past due 90 days or more and $111,000 in OREO balances were outstanding. At December 31, 1995, $134,000 and $889,000 in past due loans and OREO were outstanding, respectively.

Nonaccrual loans totalled $3,963,000 at June 30, 1996, compared to a balance of $4,457,000 at June 30, 1995. All of the nonaccrual loans outstanding at June 30, 1996 were performing (current with respect to payments), with the exception of seven loans aggregating to $1,056,000. The performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.
 Of the amount reported in nonaccrual loans at June 30, 1996, 95.4 percent is secured with real estate, the remainder by the Small Business Administration
(SBA). Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At June 30, 1996, the company had $168,918,000 or 78.1 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $47,383,000, representing 21.9 percent of total securities.

The company's securities portfolio decreased $19,866,000 from June 30, 1995. The securities portfolio as a percentage of earning assets was 33.4 percent at June 30, 1996, compared to 37.7 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted.

During the first half of 1996, proceeds of $17.7 million from securities sales and maturing funds of $39.6 million were derived. Sales in the first quarter totalled only $4.0 million. Sales in the second quarter were transacted to fund loan growth and offset the impact of seasonal declines in deposits which normally occur in the summer. Securities purchases of $37.6 million were transacted in the first half. Of this total, $9.0 million in fixed rate collateralized mortgage obligations (CMOs) with an average duration of 2.0 years and $20.0 million in U.S. Treasury securities with 2-, 3- and 5-year maturity terms (weighted average term of 3.7 years) were acquired in the first quarter of 1996. A single purchase, a fixed rate CMO totalling $8.6 million with a duration of 0.6 years, was transacted in the second quarter. In addition, $26.5 million in 15- and 30-year fixed rate residential loans were securitized in the second quarter of 1996 and transferred from the company's loan portfolio to the available for sale securities portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $4,314,000 or
2.0 percent of amortized cost at June 30, 1996, compared to a net gain of $1,056,000 or 0.5 percent of amortized cost at December 31, 1995, and a net gain of $2,032,000 or 0.9 percent of amortized cost at June 30, 1995. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council (FFIEC) definition of a high risk investment.

DEPOSITS

Total deposits decreased $12,818,000 or 2.1 percent to $609,066,000 at June 30, 1996, compared to one year earlier. Higher cost certificates of deposit decreased $15,284,000 or 5.3 percent to $272,506,000 over the past twelve months. Lower cost interest bearing deposits (NOW, savings and money markets deposits) declined to a lesser degree, by $3,004,000 or 1.2 percent to $257,962,000. Impacting deposit mix favorably, noninterest bearing demand deposits increased $5,470,000 or 7.5 percent to $78,598,000.

Approximately $62 million in deposits were obtained as a result of the acquisition in April 1995. The commercial bank deposits acquired were primarily core deposits with interest rates paid and characteristics very similar to the company's existing customer accounts.

INTEREST RATE SENSITIVITY

Interest rate movements and deregulation of interest rates have made managing the company's interest rate sensitivity increasingly important. The company's Asset/Liability Management Committee (ALCO) is responsible for managing the company's exposure to changes in market interest rates. The committee attempts to maintain stable net interest margins by generally matching the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates to market conditions and changing interest rates.

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

On June 30, 1996, the company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 32.1 percent. This means that the company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the company's liabilities, therefore decreasing the net interest spread.

It has been the company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. Therefore, the company's ALCO uses model simulation to manage and measure its interest rate sensitivity.

The company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. At June 30, 1996, net interest income would decline 8.9 percent if interest rates would immediately rise 200 basis points.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 1996, the company had federal funds lines of credit available of $42,500,000 and had $127,918,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totalled $18,601,000 at June 30, 1996 as compared to $57,082,000 at June 30,1995. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1996, the cash flow from operations of $4,311,000 was $295,000 lower than during the same period of 1995. Cash flows from investing and financing activities reflect the change in loan and deposit balances experienced.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general levels of inflation. However, inflation affects financial institutions' increased cost for goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Part II   OTHER INFORMATION

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)   The 1996 Annual Meeting of Shareholders was held April 25, 1996.

         (b) All directors reported to the Commission in the 1996 proxy statement were re-elected in entirety.

         (c)   The following matters were voted upon at the meeting:
               (i) The election of eight directors to serve until the 1997 Annual Meeting of Shareholders and until their successors have been elected and qualified. The number of votes cast for and against their re-election were 7,711,441 (99.8%) and zero, respectively.
               (ii) The approval and adoption of a 1996 Long-Term Incentive Plan whereby 300,000 shares of Class A Common Stock will be reserved for issuance in connection with options and awards. The number of votes cast for and against the plan's adoption were 6,256,182 (90.3%) and 547,420, respectively.
               (iii) The ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1996. The number of votes cast for and against their ratification were 7,690,194 (99.6%) and 7,901, respectively.

Item 6   REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the three month period ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SEACOAST BANKING CORPORATION OF FLORIDA



August 13, 1996                        /s/ Dale M. Hudson
- ---------------                        ------------------------
                                       DALE M. HUDSON
                                       President & Chief Executive Officer


August 13, 1996                        /s/ William R. Hahl
- ---------------                        ------------------------
                                       WILLIAM R. HAHL
                                       Senior Vice President &
                                       Chief Financial Officer