Form 10-Q
period 1996-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 1996-11-13
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended                 Commission file
         SEPTEMBER 30, 1996                          No. 0-13660

                   SEACOAST BANKING CORPORATION OF FLORIDA
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Florida                               59-2260678
    -------------------------------            ----------------------
    (State or other jurisdiction of                 (IRS employer
    incorporation or organization)             identification number)

    815 Colorado Avenue, Stuart  FL                     34994
----------------------------------------             ----------
(Address of principal executive offices)             (Zip code)

                               (407) 287-4000
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

      YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1996:

           Class A Common Stock, $.10 Par Value - 3,760,224 shares

           Class B Common Stock, $.10 Par Value -   493,000 shares

                                    INDEX

                   SEACOAST BANKING CORPORATION OF FLORIDA



Part I  FINANCIAL INFORMATION                                  PAGE #

Item 1   Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
         September 30, 1996, December 31, 1995
         and September 30, 1995                                  3 - 4

         Condensed consolidated statements of
         income - Three months ended
         September 30, 1996 and 1995; and Nine
         months ended September 30, 1996 and 1995                5 - 6

         Condensed consolidated statements of
         cash flows - Nine months ended
         September 30, 1996 and 1995                             7 - 9

         Notes to condensed consolidated financial
         statements                                                 10

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                         11 - 20


Part II  OTHER INFORMATION

Item 6   Reports on Form 8-K                                        21

SIGNATURES                                                          22

Exhibit Article 9 - Financial Data Schedule                         23



Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
-------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries


                                       Sep. 30,    Dec. 31,    Sep. 30,
(Dollars in thousands)                   1996        1995        1995
-------------------------------------------------------------------------------
ASSETS
  Cash and due from banks               21280       56618       31053
  Federal funds sold                        0       58400       12750
Securities:
  At market                            146087      159480      103729
  At amortized cost (market values:
    $51,357 at Sep. 30, 1996,
    $55,525 at Dec. 31, 1995 &
    $121,612 at Sep. 30, 1995)          51125       54158      119046
                                       ------------------------------
      TOTAL SECURITIES                 197212      213638      222775
Loans, net of unearned income          454707      414964      387788
Less:  Allowance for loan losses        (4218)      (4066)      (3973)
                                       ------------------------------
      NET LOANS                        450489      410898      383815
Bank premises and equipment             16108       16104       16954
Other real estate owned                   682         889         521
Core deposits and other intangibles      2618        2475        3391
Goodwill                                 3956        4409        3512
Other assets                             8557        7917       11991
                                       ------------------------------
                                       700902      771348      686762
                                       ==============================
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits                             619107      660967      621120
  Federal funds purchased and
   securities sold under
   agreements to repurchase,
   maturing within 30 days              13001       43907        1893
  Other liabilities                      4349        4274        3374
                                       ------------------------------
                                       636457      709148      626387


CONDENSED CONSOLIDATED BALANCE SHEETS (continued)  (Unaudited)
-------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries


                                           Sep. 30,    Dec. 31,    Sep.30,
(Dollars in thousands)                       1996        1995        1995
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Preferred stock                               0           0           0
  Class A common stock                        380         377         374
  Class B common stock                         49          52          55
  Additional paid-in capital                18333       18612       18613
  Retained earnings                         49307       45540       44272
  Treasury stock                            (1038)      (1676)       (546)
                                           ------------------------------
                                            67031       62905       62768
Securities valuation equity (allowance)     (2586)       (705)      (2393)
                                           ------------------------------
      TOTAL SHAREHOLDERS' EQUITY            64445       62200       60375
                                           ------------------------------
                                           700902      771348      686762
                                           ==============================
-------------------------------------------------------------------------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
-------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                    Three Months         Nine Months
                                                       Ended                Ended
                                                     Sept. 30,            Sept. 30,
                                                   ------------------------------------
(Dollars in thousands, except per share data)      1996      1995      1996      1995
---------------------------------------------------------------------------------------

Interest and dividends on investment securities      3049      3818      9766     11698
Interest and fees on loans                           9474      8129     27824     22095
Interest on federal funds sold                         67       337       848      1736
                                                   ------------------------------------
      TOTAL INTEREST INCOME                         12590     12284     38438     35529
Interest on deposits                                 1231      1357      3758      4161
Interest on time certificates                        3613      4150     11054     11021
Interest on borrowed money                            100        30       544       291
                                                   ------------------------------------
      TOTAL INTEREST EXPENSE                         4944      5537     15356     15473
                                                   ------------------------------------
      NET INTEREST INCOME                            7646      6747     23082     20056
Provision for loan losses                               0       125       300       125
                                                   ------------------------------------
      NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                     7646      6622     22782     19931
Noninterest income
  Securities gains (losses)                             8       269        52       262
  Other income                                       2066      1963      6445      5442
                                                   ------------------------------------
      TOTAL NONINTEREST INCOME                       2074      2232      6497      5704
      TOTAL NONINTEREST EXPENSES                     7218      6137     20440     18109
                                                   ------------------------------------
      INCOME BEFORE INCOME TAXES                     2502      2717      8839      7526
Provision for income taxes                            916       961      3184      2593
                                                   ------------------------------------
      NET INCOME                                     1586      1756      5655      4933
                                                   ====================================


CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
-------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                  Three Months           Nine Months
                                                     Ended                  Ended
                                                   Sept. 30,              Sept. 30,
                                                 ----------------------------------------
(Dollars in thousands, except per share data)    1996       1995       1996       1995
-----------------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
  NET INCOME                                       0.37       0.40        1.32       1.14
  CASH DIVIDENDS DECLARED:
    Class A                                        0.150      0.130      0.450      0.390
    Class B                                        0.135      0.118      0.405      0.354
Average shares outstanding                       4304083    4314048    4296884    4311347
-----------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
-------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                 (In thousands of dollars)
                                                 -------------------------
Nine Months Ended September 30                   1996            1995
--------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash
 Equivalents
Cash flows from operating activities
  Interest received                               38652           36238
  Fees and commissions received                    6443            5441
  Interest paid                                  (15609)         (15194)
  Cash paid to suppliers and employees           (18093)         (17034)
  Income taxes paid				  (3588)          (2184)
                                                 ----------------------
Net cash provided by operating activities          7805            7267
Cash flows from investing activities
  Maturities of securities held for sale          41653           18205
  Maturities of securities held for investment     8184           23400
  Proceeds from sale of securities held for
   sale                                           35928           94730
  Purchase of securities held for sale           (37738)         (79913)
  Purchase of securities held for investment      (5011)          (4889)
  Net new loans and principal repayments         (70276)         (49540)
  Proceeds from the sale of other real estate
   owned                                           1003             224
  Deletions (additions) to bank premises and
   equipment                                      (1221)           (150)
  Purchase of American Bank Capital
   Corporation, net of cash acquired                  0           (4659)
  Net change in other assets                        223           (2761)
                                                 ----------------------
Net cash provided by (used in) investing
 activities                                      (27255)          (5353)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
-------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                  (In thousands of dollars)
                                                  -------------------------
Nine Months Ended September 30                    1996              1995
                                                  -------------------------
Cash flows from financing activities
  Net decrease in deposits                        (41853)           (805)
  Net decrease in federal funds purchased and
   securities sold under agreements to
   repurchase                                     (30906)         (42746)
  Issuance of common stock -- Employee Stock
   Purchase and Profit Sharing Plans                   0             115
  Exercise of stock options                          274             (58)
  Treasury stock issued (acquired)                    84            (546)
  Dividends paid                                   (1887)          (1651)
                                                  ----------------------
Net cash used in financing activities             (74288)         (45691)
                                                  ----------------------
Net decrease in cash and cash equivalents         (93738)         (43777)
Cash and cash equivalents at beginning of year    115018           87580
                                                  ----------------------
Cash and cash equivalents at end of period         21280           43803
                                                  ======================

-------------------------------------------------------------------------------


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)  (Unaudited)
-------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                  (In thousands of dollars)
                                                  -------------------------
Nine Months Ended September 30                    1996             1995
-----------------------------------------------------------------------

Reconciliation of Net Income to Cash Provided
 by Operating Activities
Net Income                                         5655            4933
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                    1807            1924
  Provision for loan losses                         300             125
  Gain on sale of securities                        (52)           (262)
  Loss (gain) on sale and writedown of
   foreclosed assets                                 59             (42)
  Loss on disposition of fixed assets                 7              38
  Change in interest receivable                     112             370
  Change in interest payable                       (252)            278
  Change in prepaid expenses                        107            (138)
  Change in accrued taxes                           (86)            702
  Change in other liabilities                       148            (661)
-----------------------------------------------------------------------
Total adjustments                                  2150            2334
                                                  ---------------------
Net cash provided by operating activities          7805            7267
                                                  =====================
-----------------------------------------------------------------------
Supplemental disclosure of noncash investing
 activities:
  Transfers from loans to other real estate
   owned                                            855             492
  Transfers from loans to securities held for
   sale                                           29702               0
  Transfer from securities to other assets            0            3272
  Market value adjustment to securities           (3217)           2625
  Transfer from securities held for sale to
   held for investment                                0           10049
-----------------------------------------------------------------------


See notes to condensed consolidated financial statement.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - ACQUISITION

On April 14, 1995, the Company acquired American Bank Capital Corporation of Florida and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Company paying $9.3 million. At September 30, 1996, goodwill and core deposit intangible related to this transaction totalled $4.0 million and $1.7 million, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


THIRD QUARTER 1996

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the third quarter of 1996 totalled $1,586,000 or $0.37 per share, compared with $1,756,000 or $0.40 per share in the third quarter of 1995 and $2,058,000 or $0.48 per share in the second quarter of 1996. Third quarter earnings were reduced by a one-time charge (totalling $500,000 or $316,000 after taxes) for a special assessment to recapitalize the Savings Association Insurance Fund (SAIF). This charge resulted in a $0.07 reduction in earnings per share. Earnings were favorably impacted by loan growth, improved brokerage fees and commissions, and a favorable interest rate environment.

Return on average assets was 0.90 percent and return on average shareholders' equity was 9.41 percent for the third quarter of 1996, compared to third quarter 1995's performance of 1.01 percent and 11.14 percent, respectively, and 1996's second quarter results of 1.16 percent and 12.61 percent, respectively. Without the one-time charge realized in the third quarter, the company's return on average assets was 1.08 percent and the return on average equity was 12.61%.

NET INTEREST INCOME

Earnings for the third quarter of 1996 were affected by an increased net interest margin (on a tax equivalent basis). The net interest margin was 4.56 percent in the first quarter of 1996, 4.67 percent in the second quarter and
4.70 percent in the third quarter of this year. Average weighted rates for all deposit categories (except certificates of deposit) increased slightly in the third quarter of 1996 compared to the second quarter: NOW, savings, and money market rates increased 14, 4, and 11 basis points, respectively. The rate paid on certificates of deposit declined 9 basis points. The resulting rate paid on average total interest-bearing liabilities increased 5 basis points to 3.60 percent in the third quarter from 3.55 percent in the second quarter.

Offsetting the increase in cost of funds in the third quarter of 1996 was an increase of 6 basis points to 7.71 percent for the yield on average total earning assets, as compared to second quarter. While the yield on loans declined 1 basis point to 8.46 percent during the third quarter, average loans outstanding as a percentage of earning assets increased to 68.2 percent, compared to 65.0 percent in the second quarter and 60.9 percent in the first quarter, favorably affecting the company's margin. Loans in the third and second quarter were reduced by $3.2 million and $26.5 million, respectively, in fixed rate residential mortgages which were securitized and transferred to the company's available for sale securities portfolio.

For the third quarter a year ago, the net interest margin was 4.23 percent, the yield on average earnings assets was 7.66 percent and the rate paid on interest-bearing liabilities was 3.96 percent.

Average earning assets for the third quarter of 1996 increased $13,044,000 or
2.0 percent to $653,889,000, compared to prior year's third quarter. Enhanced loan demand provided a $69,671,000 or 18.5 percent increase in average loans to $445,700,000. Average investment securities declined $38,686,000 or 16.0 percent to $203,166,000 and average federal funds sold declined $17,941,000 or
78.1 percent to $5,023,000. Loan demand is anticipated to remain strong through the remainder of 1996.

Favorably affecting the mix of deposits in the third quarter as compared to last year, average noninterest-bearing demand deposits increased $8,310,000 or
11.5 percent to $80,447,000. Other lower cost core deposit products (NOW, savings and money market deposits) decreased on an aggregate basis, but by a lower amount, by $3,282,000 to $257,773,000. While average certificates of deposit (the highest cost component of interest-bearing liabilities) have declined as a percentage of interest-bearing liabilities to 51.2 percent, compared to 52.5 percent in the third quarter of 1995. Higher interest rates have historically resulted in consumer attitudes changing, making certificates of deposit more attractive. If loan demand continues at its current pace, and local competition allows rates paid for core deposits to remain low, the net interest margin should continue at a level commensurate with the first nine month's results over the remainder of 1996.

PROVISION FOR LOAN LOSSES

No provision was recorded in the third quarter of this year, compared to $125,000 in the second quarter of 1995 and provisioning of $300,000 in the first half of this year. Nonperforming assets declined $1,481,000 during the third quarter to $3,178,000, and are $2,753,000 lower than at September 30, 1995. Net charge-offs remain low and for the third quarter totalled $35,000, compared to $94,000 in the second quarter and $19,000 in the first quarter of 1996. Net charge-offs annualized as a percent of average loans totalled 0.05 percent for the first nine months of 1996, compared to net charge-offs of 0.03 percent for all of 1995.

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

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $103,000 or 5.2 percent to $2,066,000 in the third quarter compared to one year earlier.

The largest increase in noninterest income occurred in brokerage commissions and fees which increased $63,000 or 17.1 percent compared to prior year. Trust income, which increased $155,000 or 11.1 percent for the nine month period ended September 30, 1996, declined slightly for the third quarter compared to last year, by $20,000 or 3.8 percent. The prior year trust income was favorably impacted by a change in the terms of payment of fees. Results during the last three quarters of 1995 and in the first three quarters of 1996 indicate an improving trend and renewed interest by consumers in the financial markets. Additional sales staff in trust and the repricing of trust services in the third quarter of 1995 favorably impacted results in the first half of 1996. The company intends to continue to emphasize its brokerage and trust services to both existing and prospective customers.

Also increasing, service charges on deposits grew $53,000 or 8.1 percent in the third quarter, a result of internal growth and certain services being repriced.

Noninterest income, excluding gains and losses from securities sales, for the first nine months of 1996 increased $1,003,000 or 18.4 percent, with increased brokerage commissions and fees and service charges on deposits of $432,000 or
40.0 percent and $262,000 or 14.7 percent, respectively. Other service charges and fees grew $58,000 or 7.1 percent and other income increased $96,000 or 26.4 percent. Most of the increase in service charges can be attributed to internal growth, the repricing of certain services and incremental income derived from the acquisition in April 1995.

NONINTEREST EXPENSES

When compared to 1995, noninterest expenses for the third quarter increased by $1,081,000 or 17.6 percent to $7,218,000 and for the first nine months increased $2,331,000 or 12.9 percent to $20,440,000. Included in the increase for the third quarter and the nine month period was the one-time charge of $500,000 to recapitalize the SAIF. This one-time charge ($0.657 per $100 of deposits) applied to deposits of a failed local thrift acquired by the company in 1991 from the Resolution Trust Corporation.

Salaries and wages increased $253,000 or 10.3 percent, compared to the third quarter of 1995, and increased $673,000 or 9.3 percent for the first nine months of 1996. Employee benefits rose $94,000 or 19.1 percent and $418,000 or
29.0 percent for the third quarter and first nine months, respectively, compared to l995's results. Additional employment costs in lending, trust and brokerage have been incurred over the last twelve months. However, revenue growth has exceeded the increase in salaries and in employee benefits, and resulted in the company's overhead ratio (excluding the one-time SAIF charge) declining to 66.9 percent for the first nine of 1996 compared to 70.3 percent a year ago.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, declined $66,000 versus third quarter results last year and were $124,000 lower for the first nine months of 1996 versus prior year. The premium for Federal Deposit Insurance Corporation (FDIC) insurance was $168,000 lower in the first quarter and $167,000 lower in the second quarter of 1996, but was $378,000 higher in the third quarter, reflecting action by the FDIC to lower premium rates in 1996 and also reflecting the third quarter one-time SAIF charge of $500,000.

Costs associated with foreclosed and repossessed asset management increased $77,000 to $91,000 when compared to the third quarter of 1995 and increased by $74,000 to $92,000 when compared to the first nine months of 1995. Of the $92,000 expended, $59,000 was directly related to losses on sales of foreclosed properties. Legal and professional fees recorded for the third quarter of 1996 were $56,000 lower and for the first nine months of 1996 were $79,000 higher. These results reflect the level of activity with respect to problem asset management.

Amortization of intangible assets increased $19,000 for the quarter and $242,000 for the first nine months, compared to a year ago. The increase is a result of the acquisition in April 1995, for which the company recorded amortizable assets for goodwill and core deposit intangible.

An increase in other expense of $350,000 or 29.2 percent was recorded in the third quarter compared to last year for the same period. For the nine month period ended September 30, 1996, other expenses were $853,000 or 22.8 percent higher compared to prior year. The increase in other expense was primarily caused by higher electronic data processing and education expenses and increased business volumes.

INCOME TAXES

Income taxes as a percentage of income before taxes were 36.0 percent for the first nine months of this year, compared to 34.5 percent in 1995. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, amortization of goodwill related to the acquisition disallowed for tax purposes and lower levels of tax-exempt interest income have contributed to a higher effective tax rate.

FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the company during the first nine of 1996 and over the prior twelve months have provided the company with continued increases in its capital ratios. The company's ratio of average shareholders' equity to average total assets during the third quarter of 1996 was 9.61 percent, compared to
9.02 percent in the third quarter of 1995.

Regulatory agencies have implemented a risk-based capital framework with a minimum ratio of total capital to risk-weighted assets of 8 percent. At September 30, 1996, the company's ratio of total capital to risk-weighted
assets under these risk-based rules was   15.67 percent and its ratio of Tier 1
capital to total adjusted assets was 8.73 percent. In comparison, these ratios were 16.29 percent and 7.92 percent, respectively, at September 30, 1995. Capital, as it is defined for these ratios, excludes certain intangible assets, including goodwill. At September 30, 1996, intangible assets excluded from capital totalled $5,861,000.

LOAN PORTFOLIO

Nearly all of the company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $454,707,000 at September 30, 1996, $66,919,000 or 17.3 percent more than at September 30, 1995, and $39,743,000 or 9.6 percent more than at December 31, 1995. Approximately $29.7 million of fixed rate residential mortgages were securitized during 1996 and transferred to the company's available for sale securities portfolio.

At September 30, 1996, the company's mortgage loan balances secured by residential properties amounted to $241,991,000 or 53.2 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $112,522,000 or 24.7 percent. The company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $47,388,000, commercial loans of $21,262,000, home equity lines of credit of $10,009,000, construction loans of $13,527,000, and unsecured credit cards of $7,859,000.

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

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and repricing opportunities for assets against liabilities, when possible. At September 30, 1996, approximately $149 million or 62 percent of the company's mortgage loan balances secured by residential properties were adjustable, of which $147 million were adjustable rate 15- or 30-year mortgage loans (ARMs) that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of two types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $34 million were outstanding at September 30, 1996, and 2) those limited to a two percent per annum increase and a four or six percent cap over the life of the loan, of which approximately $113 million in balances existed at September 30, 1996.

The company's historical charge off rates for residential real estate loans have been minimal, with charge offs of $20,000 for the first nine months of 1996 and $31,000 for all of 1995.

At September 30, 1996, the company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $22,691,000, compared to $18,947,000 at September 30, 1995.

The company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 24.7 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and residential real estate totalled $149,000 and $20,000, respectively, for the first nine months and third quarter of 1996, compared to net losses of $137,000 and $28,000, respectively, in 1995. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the company's peer group. Net recoveries for the first nine months of 1996 for commercial real estate loans and commercial loans were $24,000 and $37,000, respectively, compared to prior year recoveries of $74,000 in commercial real estate loans and $4,000 in commercial loan net charge-offs. Net charge-offs for installment loans of $40,000 in the first nine months of 1996 compared to $22,000 in recoveries in 1995.

The ratio of the allowance for loan losses to net loans outstanding was 0.93 percent at September 30, 1996. This ratio was 1.02 percent at September 30, 1995. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 164.8 percent at September 30, 1996, compared to 72.8 percent at the same date in 1995.

NONPERFORMING ASSETS

At September 30, 1996, the company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 0.70 percent, compared to 1.53 percent one year earlier and 1.44 percent at December 31, 1995.

At September 30, 1996, accruing loans past due 90 days or more of $64,000 and OREO of $682,000 were outstanding. In 1995 on the same date, $50,000 in loans were past due 90 days or more and $521,000 in OREO balances were outstanding. At December 31, 1995, $134,000 and $889,000 in past due loans and OREO were outstanding, respectively.

Nonaccrual loans totalled $2,496,000 at September 30, 1996, compared to a balance of $5,410,000 at September 30, 1995 and $5,105,000 at December 31, 1995. Of the nonaccrual loans outstanding at September 30, 1996, $1,476,000 were performing (current with respect to payments). These performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported as nonaccrual loans at September 30, 1996, 91.5 percent is secured with real estate, the remainder by a Small Business Administration (SBA) guarantee. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At September 30, 1996, the company had $146,087,000 or 74.1 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $51,125,000, representing 25.9 percent of total securities.

The company's securities portfolio decreased $25,563,000 from September 30, 1995. The securities portfolio as a percentage of earning assets was 30.3 percent at September 30, 1996, compared to 35.7 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted.

During the first nine months of 1996, proceeds of $35.9 million from securities sales and maturing funds of $49.8 million were derived. Sales in the first quarter totalled only $4.0 million. Sales in the second quarter and third quarter were transacted to fund loan growth and offset the impact of seasonal declines in deposits which normally occur in the summer. Securities purchases of $42.6 million were transacted in the first nine months. Of this total, $9.0 million in fixed rate collateralized mortgage obligations (CMOs) with an average duration of 2.0 years and $20.0 million in U.S. Treasury securities with 2-, 3- and 5-year maturity terms (weighted average term of 3.7 years) were acquired in the first quarter of 1996. A single purchase, a fixed rate CMO totalling $8.6 million with a duration of 0.6 years, was transacted in the second quarter. In the third quarter, a fixed rate CMO totalling $5.0 million with a duration of 3.0 years was acquired. In addition, $26.5 million in 15- and 30-year fixed rate residential loans were securitized in the second quarter of 1996 and $3.2 million in 30-year fixed rate residential loans were securitized in the third quarter. These securitized loans were transferred from the company's loan portfolio to the available for sale securities portfolio. Of the total proceeds derived from securities sales, $10,543,000 was from the sale of securitized loans transferred to the securities portfolio this year.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $3,297,000 or
1.6 percent of amortized cost at September 30, 1996, compared to a net gain of $1,056,000 or 0.5 percent of amortized cost at December 31, 1995, and a net loss of $1,146,000 or 0.5 percent of amortized cost at September 30, 1995. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council (FFIEC) definition of a high risk investment.

DEPOSITS

Total deposits decreased $2,013,000 or 0.3 percent to $619,107,000 at September 30, 1996, compared to one year earlier. Higher cost certificates of deposit decreased $7,592,000 or 2.6 percent to $284,879,000 over the past twelve months. Lower cost interest bearing deposits (NOW, savings and money markets deposits) declined to a lesser degree, by $3,677,000 or 1.4 percent to $251,339,000. Impacting deposit mix favorably, noninterest bearing demand deposits increased $9,256,000 or 12.6 percent to $82,889,000.

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

On September 30, 1996, the company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 31.8 percent. This means that the company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the company's liabilities, therefore decreasing the net interest spread.

It has been the company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. Therefore, the company's ALCO uses model simulation to manage and measure its interest rate sensitivity.

The company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. At September 30, 1996, net interest income would decline 9.7 percent if interest rates would immediately rise 200 basis points.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 1996, the company had federal funds lines of credit available of $45,500,000 and had $108,733,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totalled $21,280,000 at September 30, 1996 as compared to $43,803,000 at September 30, 1995. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1996, the cash flow from operations of $7,805,000 was $538,000 greater than during the same period of 1995. Cash flows from investing and financing activities reflect the change in loan and deposit balances experienced.

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


Part II   OTHER INFORMATION
-------   -----------------

Item 6    REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three month period ended September 30, 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SEACOAST BANKING CORPORATION OF FLORIDA



November 13, 1996                      /s/ Dennis S. Hudson, III
-----------------                      -----------------------------------
                                       Dennis S. Hudson, III
                                       Executive Vice-President &
                                       Chief Operating Officer


November 13, 1996                      /s/ William R. Hahl
-----------------                      -----------------------------------
                                       WILLIAM R. HAHL
                                       Senior Vice President &
                                       Chief Financial Officer