Form 10-K
period 1996-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 1997-03-28
CIK 730708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K


    [X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended                           Commission File
        DECEMBER 31, 1996                                 NO. 0-13660
        -----------------                                 -----------

                    SEACOAST BANKING CORPORATION OF FLORIDA
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


                           Florida                                           59-2260678
                           -------                                           ----------
(State or other jurisdiction of incorporation or organization)   (IRS employer identification number)


            815 Colorado Avenue, Stuart, Florida                               34994
            ------------------------------------                               -----
          (Address of principal executive offices)                           (Zip code)

                                 (561) 287-4000
                                 --------------
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
                                      ----

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

                           YES [X]          NO [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

Class A Common Stock, $.10 par value - $89,381,915 based upon the closing sale price on February 28, 1997, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Class B Common Stock, $.10 par value - $2,744,183 based upon the closing sale price on February 28, 1997, of the Class A Common Stock, $.10 par value, into which each share of Class B Common Stock, $.10 par value, is immediately convertible on a one-for-one basis, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28 1996:

                 Class A Common Stock, $.10 Par Value - 3,872,694 shares

                 Class B Common Stock, $.10 Par Value - 384,638 shares

Documents Incorporated by Reference:

1. Portions of the registrant's 1997 Proxy Statement for the Annual Meeting of Shareholders ("1997 Proxy Statement") which is part of the Joint Proxy Statement/Prospectus contained in the registrant's Registration Statement on Form S-4, are incorporated by reference into
         Part III.

                                FORM 10-K INDEX

                                                                                                                    PAGE
                                                                                                                    -----
PART I
------

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security-Holders


PART II
-------

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder
         Matters

Item 6.  Selected Financial Data

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


PART III
--------

Item 10.         Directors and Executive Officers of the Registrant

Item 11.         Executive Compensation

Item 12.         Security Ownership of Certain Beneficial Owners and Management

Item 13.         Certain Relationships and Related Transactions


PART IV
-------

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1)   List of All Financial Statements

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants

(a)(2)   List of Financial Statement Schedules

(a)(3)   List of Exhibits

(b)      Reports on Form 8-K

(c)      Exhibits

(d)      Financial Statement Schedules

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

                                     PART I

ITEM 1. BUSINESS

General

         Seacoast Banking Corporation of Florida ("Seacoast") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast ("Bank") for the purpose of forming a holding company for the Bank. On December 30, 1983, Seacoast acquired all of the outstanding shares of the common stock of the Bank in exchange for 810,000 shares of its $.10 par value Class A common stock ("Class A Common Stock") and 810,000 shares of its $.10 par value Class B common stock ("Class B Common Stock").

         The Bank commenced operations in 1933 under the name "Citizens Bank of Stuart" pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national banking association on August 29, 1958.


         Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast's primary service area is the "Treasure Coast", which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida's southeastern coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, one in Jensen Beach, two on Hutchinson Island, one in Hobe Sound, two in Vero Beach, one in Sebastian, four in Port St. Lucie, and one in Ft. Pierce.

         Most of the banking offices have one or more Automatic Teller Machines
(ATMs) which provide customers with 24-hour access to their deposit accounts. Seacoast is a member of two state-wide funds transfer systems known as the "HONOR System" and the "Presto System", which permit banking customers access to their accounts at over 21,800 locations in eighteen states in the Southeast. The HONOR System also permits the Bank's customers access to their accounts via other systems outside the State of Florida.

         Customers can also use the Bank's "MoneyPhone" system to access information on their loan and deposit account balances, and to transfer funds between linked accounts, make loan payments, as well as to verify deposits or checks that may have cleared. This service is accessible by phone 24-hours a day, seven days a week.

         In addition, customers may access information via the Bank's Telephone Banking Center ("TBC"). From 7 A.M. to 7 P.M., servicing personnel in the TBC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers. The Company recently began offering PC banking for personal computers.

          Seacoast has three indirect subsidiaries. FNB Brokerage Services, Inc. ("FNB Brokerage") provides brokerage services. South Branch Building, Inc. is a general partner in a partnership which constructed a branch facility. Big O RV Resort, Inc. was formed to own and operate certain properties acquired through foreclosure, however it is currently inactive. The operations of these subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

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

         As of December 31, 1996, Seacoast and its subsidiaries employed 335 full-time equivalent employees.

Expansion of Business

         Seacoast has expanded its products and services to meet the changing needs of the various segments of its market and it expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically by adding branches, including the acquisition of a thrift branch in St. Lucie County.

         Seacoast from time to time considers acquisitions of other depository institutions or corporations engaged in bank-related activities. On September 20, 1991, the Bank acquired from the Resolution Trust Corporation ("RTC") 10 branches and approximately $110 million of deposits of a failed thrift, American Pioneer Federal Savings Bank ("American Pioneer"), for a deposit premium of $752,000 (of which $313,000 remains outstanding as an intangible asset at December 31, 1996). Following the acquisition, the Bank temporarily rented all the branch facilities from the RTC at commercially reasonable rates to preserve existing customer relationships and to facilitate their transfer to the Bank. On October 18, 1991, the Bank ceased renting the branch office facilities it did not intend to acquire to avoid duplication of existing facilities. After negotiation, definitive agreements with the RTC were executed for the purchase of five branch facilities. See "Item 2. Properties".

         On April 14, 1995, the Bank acquired approximately $46 million in loans and $62 million in deposits by purchasing American Bank Capital Corporation of Florida ("American Bank") and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Bank paying $9.3 million in cash. At December 31, 1996, intangible assets resulting from this acquisition include goodwill of $3,882,000 and core deposit premium of $1,662,000. Following the acquisition, the Bank closed its existing East Ocean office location to move to a more attractive location acquired from American Bank, and continued operation of an office location owned by American Bank in southern Martin County. See "Item 2. Properties".

         As of February 19, 1997, Seacoast entered into an Agreement and Plan of Merger (the "PSHC Agreement") with Port St. Lucie National Bank Holding Corp. ("PSHC"), pursuant to which PSHC will merge with and into Seacoast (the "PSHC Merger"). It is anticipated that immediately after the "PSHC Merger, PSHC's subsidiary bank, Port St. Lucie National Bank, will merge (the with and into the Bank. Under the terms of the PSHC Agreement, 900,000 shares of Seacoast Class A Common Stock will be issued for all the outstanding shares of PSHC common stock, warrants and options to purchase common stock of PSHC. The value of the transaction is approximately $26 million based on Seacoast's closing Class A share price of $28.75 on February 18, 1997. The PSHC Merger is subject to regulatory approvals and approvals by PSHC's shareholders and Seacoast's shareholders. It is intended that the transaction qualify for the pooling-of-interests method of accounting for business combinations. Seacoast and the Bank will be the entities resulting the PSHC Merger and Bank Merger. There are no assurances that the transaction will be consummated. As of December 31, 1996, PSHC had total consolidated assets of approximately $130 million, total consolidated deposits of approximately $119 million and total consolidated shareholders' equity of approximately $10 million.

         Florida law permits statewide branching. Seacoast anticipates future expansion within its market area by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a WalMart superstore in Sebastian in northern Indian River County. Most recently, in January 1997, Seacoast opened a branch in Nettles Island, a predominately modular home community on Hutchinson Island in southern St. Lucie County. Plans are underway for the addition of three branch offices in Indian River County in 1997. See "Item 2. Properties".

Competition

         Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie and Indian River Counties in southeastern Florida. The Bank not only competes with other banks in its markets, but it also competes with various other types of financial institutions for deposits, certain commercial, fiduciary and investment services and various types of loans and certain other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, investment advisors, governmental and corporate bonds, and other securities.

 Seacoast and its subsidiaries compete not only with financial institutions based in the State of Florida, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions which have an established market presence in the State of Florida, or which offer products by mail, telephone or over the Internet. Many of Seacoast's competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than Seacoast. Some of such competitors are subject to less regulation and/or more favorable tax treatment than Seacoast.

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

    Bank Holding Company Regulation

         The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's Subsidiaries.

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

         The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

         The BHC Act, as amended by the interstate banking provisions of the Reigle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Florida has responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act"), which is effective June 1, 1997 and permits interstate branching through merger transactions under the interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

         Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

         On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), which was signed into law on September 30,1996. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expand the list of nonbanking activities permitted under Regulation Y; reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.


Bank and Bank Subsidiary Regulation Generally

         The Bank is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the "OCC") which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, and capital. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See "FDIC Insurance Assessments".

         Under Florida law, the Bank currently may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

         The OCC recently has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries. These changes also modernize and streamline corporate governance, investment and fiduciary powers.

         In December 1996, the OCC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy: Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchanges rates, commodity prices, or equity prices; management's ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

         FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission ("SEC"). As a member of the National Association of Securities Dealers, Inc. ("NASD"), it also is subject to examination and supervision of its operations and accounts by the NASD.

Community Reinvestment Act

         The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA")and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits, (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

         Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints;
(iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.
The new lending test--the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks--will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

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

         The investment test focuses on the institution's qualified investments within its service area that (i) benefit low-to-moderate income individuals and small businesses or farms; (ii) address affordable housing needs; or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

         The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as: (i) the geographic distribution of the institution's branch offices and ATMs; (ii) the institution's record of opening and closing branch offices and ATMs; and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test will be applied to wholesale or limited purpose financial institutions.

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

         The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test:
outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial non-compliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in August, 1995, the Bank received a "satisfactory" CRA rating.

         The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also recently increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

Capital

         The Federal Reserve and the OCC have adopted final risk-based capital guidelines for bank holding companies and national and state member banks. As fully phased-in at the end of 1992, the guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

         In addition, the federal bank regulatory agencies have established minimum leverage ratio guidelines for bank holding companies, national banks, and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

         As of December 31, 1996, the consolidated capital ratios of the Company and the Bank were as follows:

                                                               Regulatory
                                                                 Minimum          Company           Bank
                                                                 -------          -------           ----
                 Tier 1 capital ratio                              4.0%            14.0%            12.5%
                 Total Capital ratio                               8.0%            15.0%            13.5%
                 Leverage ratio                                    3.0-5.0%         8.3%             7.4%

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

         Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

         Because the Company and the Bank exceed applicable regulatory capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have any material impact on the Company and the Bank or their respective operations.

         Bank regulators continue to indicate their desire to base capital requirements upon the riskiness of the activities conducted and have long discussed proposals to add an interest rate-risk component to risk-based capital requirements.

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

         FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

Enforcement Policies and Actions

         FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA.

Depositor Preference

         The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

Fiscal and Monetary Policy

         Banking is a business which depends on interest rate differentials.
In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of Seacoast and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Seacoast and its subsidiaries cannot be predicted.

FDIC Insurance Assessments

         The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank owns savings deposits acquired in 1991 from the RTC in the American Pioneer transaction. In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after January 1, 1996, the annual premiums ranged from zero to $.27 for every $100 of deposits. Prior to January 1, 1996, the annual premiums ranged from
$.04 to $.31 for every $100 of deposit.   Each financial institution is assigned
to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal regulator and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. SAIF insured deposits were assessed premiums for the SAIF which have remained unchanged at $.23 to $.31 per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. In the third quarter of 1996 a special one-time SAIF assessment of $0.657 per $100 of deposits was levied, resulting in a $500,000 charge to the Bank. Effective October 1, 1996 for all Oakar and Sasser institutions, and January 1, 1997 for all other institutions, the SAIF assessment was changed to four to 31 basis points per annum. During the years ended December 31, 1995, and 1996, the Bank paid $728,000 and $632,000, respectively, in BIF and SAIF deposit premiums.

         The FDIC's Board of Directors has retained the 1996 BIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1997. In addition, the FDIC Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996 by crediting such amount against each BIF member's first semiannual assessment in 1997. EGRPRA recapitalized the FDIC's SAIF Fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF. The actual annual assessment rates for FICO for 1997 have been set at 1.30 basis points for BIF-assessable deposits and 6.48 basis points for SAIF deposits.

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

Legislative and Regulatory Changes

         Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks". Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under-capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline.

         EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve, and instead, written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase or de novo non-banking activity previously approved by order of the Federal Reserve, but not yet implemented by regulations, assuming the size of the acquisition or proposed activity does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital.

         Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration are the possible combination of BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to
banking.    Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. In a case presented to the United States Supreme Court in 1996, the court found that the powers of banking affiliates to conduct insurance business in the State of Florida was permissible.

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

         As of December 31, 1996, the net carrying value of branch offices (excluding the main office) was approximately $7.7 million. Seacoast's branch offices are described as follows:

         Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by the Bank. Improvements include three drive-in teller lanes and one drive-up ATM as well as a parking lot and landscaping.

         East Ocean Boulevard, opened at it's original location in 1978 in a 2,400 square foot building leased to the Bank. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island's beach-front residential developments. The acquisition of American Bank provided an opportunity for the Bank to move to a new location in April 1995. The first three floors of a four story office condominium were acquired in the acquisition. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996 and the third floor was sold in December 1995. All of the second floor has been leased to tenants.

         Cove Road, opened in late 1983, is conveniently located to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. The Bank's subsidiary is a general partner in a partnership which entered into a long term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. The Bank leases the building and utilizes 3,450 square feet of the available space. The balance is sublet by the Bank to other business tenants. The Bank has improved its premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by the Bank. A drive-up ATM will be added by March 31, 1997.

         Hutchinson Island, opened on December 31, 1984, is in a shopping center located on a coastal barrier island, close to numerous oceanfront condominium developments. In 1993, the branch was expanded from 2,800 square foot to 4,000 square feet and is under long term lease to the Bank. The Bank has improved the premises with bank equipment, a walk-up ATM and three drive-in lanes, all owned by the Bank.

         Rivergate, opened October 28, 1985, in 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. The Bank also leased approximately 800 square feet of office space nearby, which served as administrative offices. Both of these offices were under short term leases which expired in 1988. The Bank moved to larger facilities in the Rivergate Shopping Center in April of 1988 under a long term lease agreement. Furniture and bank equipment located in the prior facility were moved to the new facility which has approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.

         Northport was acquired on June 28, 1986 from Citizens Federal Savings & Loan Association of Miami. This property consists of a storefront under long term lease in the St. Lucie Plaza Shopping Center, Port St. Lucie, of approximately 4,000 square feet. This office was closed March 31, 1994 and the property is utilized for storage.

         Wedgewood Commons, opened in April 1988, is located on an out parcel under long term lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. A 2,800 square foot building, four drive-in lanes, a walk-up ATM and bank equipment, all of which is owned by the Bank are located on the leased property.

         Bayshore, opened on September 27, 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. The Bank has leased the premises under a long term lease agreement and has made improvements to the premises, including three drive-in lanes and a walk-up ATM, all of which are owned by the Bank.

         Hobe Sound, acquired from the Resolution Trust Corporation on December 23, 1991, is a two story facility containing 8,000 square feet and is centrally located in Hobe Sound. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by the Bank.

         Fort Pierce, acquired from the Resolution Trust Corporation on December 23, 1991, is a 2,895 square foot facility located in the heart of Fort Pierce and has three drive-in lanes and a drive-up ATM. Equipment and furniture are all owned by the Bank.

         Martin Downs , purchased from the Resolution Trust Corporation in February 1992, is a 3,960 square foot bank building located at a high traffic intersection in Palm City, an emerging commercial and residential community west of Stuart. Improvements include three drive-in teller lanes, a drive-up ATM, equipment and furniture.

         Tiffany, purchased from the Resolution Trust Corporation in May 1992, is a two story facility which contains 8,250 square feet and is located on a corner of U.S. Highway One in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. The second story which contains 4,250 square feet is leased to tenants. Three drive-in teller lanes, a walk-up ATM, equipment and furniture are utilized and owned by the Bank.

         Vero Beach, purchased from the Resolution Trust Corporation in February 1993, is a 3,300 square foot bank building located in Vero beach on U.S. Highway One and represents the Bank's initial presence in this Indian River County market. A leasehold interest in a long-term land lease was acquired. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by the Bank.

         Beachland was opened in February 1993, in 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare, in Vero Beach, Florida. An additional 1,050 square feet was leased during 1996. This facility has 2 drive-in teller lanes, a drive-up ATM, furniture and equipment, all owned by the Bank.

         Sandhill Cove, opened in September 1993, is in an upscale life-care retirement community. The 135 square foot office is located within the facility which is located on 36 acres in Palm City, Florida. This community will contain approximately 168 private residences.

         St. Lucie West, opened in November 1994, is in a 3,600 square foot building located at 1320 S.W. St. Lucie Blvd, Port St. Lucie. This facility has three drive-in teller lanes and a drive-up ATM, all owned by the Bank.

         Mariner Square, acquired from American Bank in April 1995, is a
3,600 square foot leased space located on the ground floor of a three story office building located on U.S.Highway 1 between Hobe Sound and Port Salerno. Approximately 700 square feet of the space is sublet to a tenant. The space occupied by the Bank has been improved to be a full service branch with two drive-in lanes, one serving as a drive-up ATM lane as well as a drive-in teller lane, all owned by the Bank.

         Sebastian opened in May 1996 as an in-store branch within a 174,000 square foot WalMart Superstore located on U.S. 1 in northern Indian River County. The leased space occupied by the Bank totals 865 square feet. The facility has a walk-up ATM, owned by the Bank.

         For additional information, refer to Notes F and I of the Notes to Consolidated Financial Statements in the 1996 Annual Report of Seacoast incorporated herein by reference pursuant to Item 8 of this document.

         In 1997, four new branches, one in St. Lucie County and three in Indian River County, will open:

         Nettles Island was opened in January 1997 in southern St. Lucie County on Hutchinson Island. It occupies 350 square feet of leased space in a predominantly modular home community. Furniture and equipment are owned. No ATM or drive-in lanes are offered.

         South Vero Square is expected to open in April 1997 in a 3,150 square foot building owned by the Bank on South U.S. 1 in Vero Beach. The facility will include three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

         Oak Point is anticipated to open in June 1997. It will occupy 9,000 square feet of leased space on the first and second floor of a 19,700 square foot 3-story building, presently under construction in Indian River County.
The office will be in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes
three drive-in    teller lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank.

         Route 60 Vero  is scheduled to open in June 1997 as well.  Similar to the Sebastian office, this facility will be housed in a WalMart Superstore in western Vero Beach in Indian River County. The branch will occupy 750 square feet of leased space and will include a walk-up ATM.

ITEM 3.  LEGAL PROCEEDINGS

          The Company and its Subsidiaries, because of the nature of their business, are subject to various threatened and pending legal actions in the normal course of their business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and lawsuits, when resolved, should not have a material adverse effect on the consolidated results of operation or financial condition of Seacoast and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                    PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Class A Common Stock is traded in the over the counter market and quoted on the Nasdaq National Market System. There is no established public trading market for the Class B Common Stock of Seacoast. As of March 1, 1997, there were approximately ______ record holders of the Class A Common Stock and ______ record holders of the Class B Common Stock.

          Seacoast Class A Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market ("Nasdaq National Market") under the symbol "SBCFA". The following table sets forth the high and low sale prices per share of Seacoast Class A Stock on the Nasdaq National Market and the dividends paid per share of Seacoast Class A Stock for the indicated periods.

                                                                                                   Annual Dividends Declared
                                                                    Sale Price Per Share of              Per Share of
                                                                    Seacoast  Class A Stock         Seacoast Class A Stock
                                                                    -----------------------         ----------------------
                                                                     High            Low
                                                                     ----            ---
                 1995
                 ----
                 First Quarter . . . . . . . . . . . . . . .          19.25        16.25                        $0.13
                 Second Quarter  . . . . . . . . . . . . . .          19.50        17.75                         0.13
                 Third Quarter . . . . . . . . . . . . . . .          22.50        18.00                         0.13
                 Fourth Quarter  . . . . . . . . . . . . . .          25.25        21.625                        0.15

                 1996
                 ----
                 First Quarter . . . . . . . . . . . . . . .          22.75        20.25                         0.15
                 Second Quarter  . . . . . . . . . . . . . .          22.75        21.00                         0.15
                 Third Quarter . . . . . . . . . . . . . . .          24.00        21.75                         0.15
                 Fourth Quarter  . . . . . . . . . . . . . .          26.50        23.25                         0.20


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

         In 1994, cash dividends of $.49 per share of Class A Common Stock and $.445 per share of Class B Common Stock were paid. In 1995, cash dividends of $.54 per share of Class A Common Stock and $.489 per share of Class B Common Stock were paid. In 1996, cash dividends of $.65 per share of Class A Common Stock and $.585 per share of Class B Common Stock were paid.

         Dividends from the Bank are Seacoast's primary source of funds to pay dividends on Seacoast capital stock. Under the National Bank Act, the Bank may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to Seacoast. Information regarding a restriction on the ability of the Bank to pay dividends to Seacoast is contained in Note B of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. See also "Supervision and Regulation" contained in Item 1 of this document.

         The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice.

If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank's ability to pay dividends to Seacoast. See "Supervision and Regulation" contained in Item 1 of this document.

         Each share of Class B Common Stock is convertible by its holder into one share of Class A Common Stock at any time prior to a vote of shareholders authorizing a liquidation of Seacoast.

ITEM 6.     SELECTED FINANCIAL DATA




                           SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)
                                                  1996       1995       1994
----------------------------------------------------------------------------
FOR THE YEAR
Net interest income                           $ 31,102   $ 27,090   $ 25,200
Provision for loan losses                          450        250        145
Noninterest income:
 Securities gains                                   72        480        752

 Other                                           8,714      7,517      6,475
Noninterest expenses                            27,517     24,246     23,005
Income before income taxes                      11,921     10,591      9,277
Provision for income taxes                       4,312      3,765      3,091
Income before cumulative effect
 of a change in accounting
 principle                                       7,609      6,826      6,186
Cumulative effect on prior years
 of a change in accounting for
 income taxes                                        0          0          0
Net income                                       7,609      6,826      6,186
Core earnings (1)                               12,464     10,425      8,690
Per share data:
  Income before cumulative
   effect of a change in
   accounting principle                           1.77       1.58       1.44
  Cumulative effect on prior
   years of a change in
   accounting for income taxes                    0.00       0.00       0.00
  Net income                                      1.77       1.58       1.44
  Cash dividends paid:
   Class A common                                 0.65       0.54       0.49
  Book value                                     15.68      14.75      12.98
Dividends to net income                           35.9%      33.4%      33.5%
AT YEAR END
Assets                                        $808,408   $771,348   $662,711
Securities                                     208,800    213,638    258,661
Net loans                                      467,311    410,898    289,417
Deposits                                       692,757    660,967    559,629
Shareholders' equity (2)                        66,769     62,200     55,584
Performance ratios:
  Return on average assets                        1.05%      1.00%      1.02%
  Return on average equity                       11.48      11.05      10.69
Net interest margin (3)                           4.63       4.32       4.57
Average equity to average assets                  9.14       9.01       9.51
--------------------------------------------------------------------------------


                           SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)
                                                  1993       1992
-----------------------------------------------------------------
FOR THE YEAR
Net interest income                           $ 26,059   $ 27,477
Provision for loan losses                          150      1,103
Noninterest income:
 Securities gains                                1,204      1,759
 Other                                           7,588      7,693
Noninterest expenses                            24,345     26,655
Income before income taxes                      10,356      9,171
Provision for income taxes                       3,488      3,022
Income before cumulative effect of a change
 in accounting principle                         6,868      6,149
Cumulative effect on prior years of a change
 in accounting for income taxes                    264          0
Net income                                       7,132      6,149
Core earnings (1)                               10,421     10,234
Per share data:
  Income before cumulative
   effect of a change in
   accounting principle                           1.60       1.45
  Cumulative effect on prior
   years of a change in
   accounting for income taxes                    0.06       0.00
  Net income                                      1.66       1.45
  Cash dividends paid:
  Class A common                                  0.45       0.41
  Book value                                     14.13      11.71
Dividends to net income                           26.5%      27.9%
AT YEAR END
Assets                                        $639,404   $613,558
Securities                                     283,732    292,935
Net loans                                      255,995    247,754
Deposits                                       533,486    551,368
Shareholders' equity (2)                        60,257     49,707
Performance ratios:
  Return on average assets                        1.19%      1.02%
  Return on average equity                       13.47      12.92
Net interest margin (3)                           4.80       5.07
Average equity to average assets                  8.81       7.89
-----------------------------------------------------------------

(1) Income before taxes excluding the provision for loan losses, securities gains and expenses associated with foreclosed and repossessed asset management and dispositions.
(2)  Includes $(1,482,000) in 1996, $(705,000) in 1995, $(4,391,000) in 1994
     and $4,667,000 in 1993 related to adoption of Financial Accounting Standard Board No. 115 "Accounting for Certain Investments in Debt and Equity Securities".
(3)  On a fully taxable equivalent basis.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS

                  1996 Management's Discussion and Analysis

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto in Item 8 hereof, and the Selected Financial Data provided in Item 6 hereof.

Net income for 1996 totalled $7,609,000 or $1.77 per share, compared with $6,826,000 or $1.58 per share in 1995 and $6,186,000 or $1.44 per share in
1994. Return on average assets was 1.05 percent and return on average shareholders' equity was 11.48 percent for 1996, compared to the prior year's results of 1.00 percent and 11.05 percent, respectively, and 1994's results of
1.02 percent and 10.69 percent, respectively.

Earnings in 1996 were reduced by a one-time special assessment of $500,000 ($316,000 after taxes) to replenish the Savings Association Insurance Fund
(SAIF) and a noncash nonrecurring charge of $600,000 ($379,000 after taxes) related to the termination and settlement of the Company's pension plan.

The Company acquired $62 million in deposits and $46 million in loans from American Bank Capital Corporation of Florida (American) and its subsidiary, American Bank of Martin County, on April 14, 1995. The transaction was accounted for as a purchase.

TABLE 1
CONDENSED INCOME STATEMENT
 AS A PERCENT OF AVERAGE ASSETS
 (Tax equivalent basis)


                            1996   1995   1994
                            ------------------
Net interest income         4.33%  4.00%  4.21%
Provision for loan losses   0.06   0.04   0.02
Noninterest income
 Securities gains           0.01   0.07   0.12
 Other                      1.20   1.10   1.06
Noninterest expenses        3.79   3.53   3.78
                            ------------------
Income before income taxes  1.69   1.60   1.59
Provision for income taxes
 including tax equivalent
 adjustment                 0.64   0.60   0.57
                            ------------------
NET INCOME                  1.05%  1.00%  1.02%
                            ==================

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income (fully taxable equivalent) for 1996 rose $3,986,000 or 14.5 percent, due to increased business volumes and an improved net interest margin, which increased from 4.32 percent a year ago to 4.63 percent. In 1996, rates paid for all types of interest bearing deposits decreased, resulting in declines of: 22 basis points to 1.36 percent for NOW accounts, 16 basis points to 1.77 percent for savings deposits, 73 basis points to 2.12 percent for money market deposits and 21 basis points to 5.27 percent for time deposits. In addition, the interest rates paid for short term borrowings, primarily sweep repurchase agreements with customers of the Company's subsidiary bank, decreased 45 basis points to 4.14 percent. The resulting rate paid for all interest bearing liabilities in 1996 was 3.64 percent, 21 basis points lower than in 1995.

TABLE 2
CHANGES IN AVERAGE EARNING ASSETS
(DOLLARS IN THOUSANDS)


                                   Increase/(Decrease)     Increase/(Decrease)
                                  ----------------------  --------------------
                                       1996 vs 1995            1995 vs 1994
------------------------------------------------------------------------------
Securities:
 Taxable                           $(25,973)     (11.4)%   $(35,028)     (13.4)%
 Nontaxable                          (1,436)     (10.6)        (435)      (3.1)
Federal funds sold and other
short term investments              (15,063)     (38.4)      25,119      177.8
Loans, net                           85,428       24.0       85,713       31.7
                                   -------------------------------------------
   TOTAL                           $ 42,956        6.8%    $ 75,369       13.5%
                                   ===========================================

During 1996, average total deposits increased $24,873,000 or 4.1 percent. Average time deposits increased $5,863,000 or 2.1 percent, while on an aggregate basis, average balances for NOW, savings and money market accounts, which are lower cost interest bearing deposits, increased $5,782,000 or 2.2 percent. Most significant of all, the deposit mix was favorably affected by an increase in average noninterest bearing demand deposits of $13,228,000 or 18.3 percent.

The yield on earning assets improved 6 basis points during 1996 to 7.69 percent. A more favorable mix of higher yield loans versus investments offset individual yield declines for investment securities, federal funds sold and the loan portfolio of 24 basis points, 59 basis points and 10 basis points, respectively. Average earning assets for 1996 increased $42,956,000 or 6.8 percent, compared to the prior year. Although $29.7 million in fixed rate residential mortgage loans were securitized in 1996, average total loans grew $85,428,000 or 24.0 percent. Partially funding the growth in loans were declines in average investment securities of $27,409,000 or 11.4 percent and average federal funds sold of $15,063,000 or 38.4 percent.

TABLE 3
RATE/VOLUME ANALYSIS (ON A TAX EQUIVALENT BASIS)
Amount of Increase (Decrease) (Dollars in thousands)


                                     1996 vs 1995
                                     ------------
                                   Due to Change In:
                            Volume     Rate     Mix      Total
--------------------------------------------------------------
INTEREST INCOME
Securities:
 Taxable                  $(1,641)  $ (600)  $  68    $(2,173)
 Nontaxable                  (120)      26      (3)       (97)
                          -----------------------------------
                           (1,761)    (574)     65     (2,270)
Federal funds sold and
 other short term
 investments                 (893)    (230)     88     (1,035)
Loans                       7,373     (341)    (82)     6,950
                          -----------------------------------
    TOTAL INTEREST INCOME   4,719   (1,145)     71      3,645
INTEREST EXPENSE
NOW (including Super
NOW)                         (818)    (233)    111       (940)
Savings deposits             (125)    (106)     11       (220)
Money market accounts       1,825     (649)   (463)       713
Time deposits                 321     (588)    (12)      (279)
                          -----------------------------------
                            1,203   (1,576)   (353)      (726)
Federal funds purchased
and other short term
borrowings                    467      (36)    (46)       385
                          -----------------------------------
    TOTAL INTEREST EXPENSE  1,670   (1,612)   (399)      (341)
                          -----------------------------------
    NET INTEREST INCOME   $ 3,049   $  467   $ 470    $ 3,986
                          ===================================

TABLE 3 (CONT'D)
RATE/VOLUME ANALYSIS (ON A TAX EQUIVALENT BASIS)
AMOUNT OF INCREASE (DECREASE) (DOLLARS IN THOUSANDS)

                                  1995 vs 1994
                        --------------------------------
                               Due to Change In:
                          Volume   Rate    Mix     Total
--------------------------------------------------------
INTEREST INCOME
Securities:
 Taxable                 $(2,116) $  733  $  (98)  $(1,481)
 Nontaxable                  (37)    (22)      1       (58)
                          --------------------------------
                          (2,153)    711     (97)   (1,539)
Federal funds sold and
 other short term
 investments               1,118     209     371     1,698
Loans                      6,915   1,522     483     8,920
                          --------------------------------
    TOTAL INTEREST INCOME  5,880   2,442     757     9,079
INTEREST EXPENSE
NOW (including Super
NOW)                        (166)    (52)      5      (213)
Savings deposits            (245)    (31)      5      (271)
Money market accounts        205     260      26       491
Time deposits              3,178   2,830   1,115     7,123
                          --------------------------------
                           2,972   3,007   1,151     7,130
Federal funds purchased
 and other short term
 borrowings                   (5)     96      (1)       90
                          --------------------------------
  TOTAL INTEREST EXPENSE   2,967   3,103   1,150     7,220
                          --------------------------------
  NET INTEREST INCOME     $2,913  $ (661) $ (393)  $ 1,859
                          ================================

TABLE 4
CHANGES IN AVERAGE
INTEREST BEARING LIABILITIES
(Dollars in thousands)



                    Increase/(Decrease)     Increase/(Decrease)
                   ----------------------  --------------------
                        1996 vs 1995            1995 vs 1994
---------------------------------------------------------------
NOW (including
 Super NOW)         $(51,858)     (47.5)%   $(10,223)      (8.6)%
Savings deposits      (6,457)     (10.2)     (12,431)     (16.4)
Money market
 accounts             64,097       71.3        8,114        9.9
Time deposits          5,863        2.1       78,325       39.4
Federal funds         10,162      130.0         (133)      (1.7)
 purchased and
 other short term
 borrowings
                    -------------------------------------------
    TOTAL           $ 21,807        4.0%    $ 63,652       13.2%
                    ===========================================

Since July 1995, the Federal Reserve Bank has lowered short term interest rates 75 basis points, with an identical decline occurring in the prime rate to 8.25%. This resulted in excellent loan demand in the Treasure Coast market. Expectations are for loan demand to remain strong during 1997, with loans exceeding anticipated deposit growth on a percentage basis.

Net interest income (fully taxable equivalent) for 1995 increased
$1,859,000 or 7.3 percent, with increased business volumes more than offsetting the effect of a decline in the net interest margin from 4.57 percent a year ago to 4.32 percent. While competing institutions in our market lowered deposit rates for savings and NOW deposits during 1995, rates paid for other types of deposits increased and resulted in a 32 basis points rise to 2.85 percent for money market deposits and a 142 basis points rise to 5.48 percent for time deposits. In addition, the rate paid for short term borrowings increased 121 basis points to 4.59 percent. The resulting rate paid for all interest bearing liabilities in 1995 was 3.85 percent, 99 basis points higher than in 1994.

In part, a renewed interest by consumers in certificates of deposit offered at higher rates during the second half of 1994 and during 1995 effected an increase in the Company's cost of interest bearing liabilities. Average time deposits increased $78,325,000 or 39.4 percent, while average balances for NOW, savings and money market accounts declined $14,540,000 or 5.2 percent on an aggregate basis. Favorably affecting deposit mix was an increase in average noninterest bearing demand deposits of $9,084,000 or 14.4 percent.

The yield on earning assets increased 59 basis points during 1995 to 7.63 percent. Yield increases in 1995 for securities, federal funds sold and the loan portfolio of 27 basis points, 148 basis points and 56 basis points, respectively, were recorded and an improved mix of earning assets contributed to the higher yield on earning assets. The acquisition of American and loan demand, which picked up pace during 1995, provided an $85,713,000 or 31.7 increase in average loans. While $68 million in residential mortgage loans were originated in 1995, no sales of residential mortgage loans were transacted. Average securities declined $35,463,000 or 12.9 percent in 1995, while average federal funds sold grew $25,119,000 or 177.8 percent. In part, the increase in federal funds sold was related to securities sales of $115,107,000 and maturities of $62,586,000 occuring during 1995, offset by purchases of securities of $114,244,000. These short term assets matured or were sold and utilized in 1996 to fund loan growth.

For the years ended December 31, 1996 and 1995, Table 3 discloses the increases and decreases in net interest income attributable to changes in the volume and rates of individual earning assets and interest bearing liabilities. The balances of nonaccruing loans are included in average loans outstanding.

TABLE 5
THREE-YEAR SUMMARY
BALANCES, INTEREST INCOME AND EXPENSES, YIELDS AND RATES (1)


(Dollars in thousands)                      1996
--------------------------------------------------------------
                                                         Yield/
                              Average Balance  Interest   Rate
--------------------------------------------------------------
Assets
Earning assets:
 Securities
  Taxable                           $200,881    $12,164   6.06%
Nontaxable                            12,118      1,038   8.57
                                    --------------------------
   Total Securities                  212,999     13,202   6.20
 Federal funds
  sold and other
  short term
  investments                         24,183      1,292   5.34
 Loans (2)                           441,313     37,666   8.53
                                    --------------------------
    TOTAL EARNING ASSETS             678,495     52,160   7.69
Allowance for loan losses             (4,245)
Cash and due from
 banks                                20,362
Bank premises and
 equipment                            16,052
Other assets                          14,774
                                    --------------------------
                                    $725,438
                                    ==========================
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing
 liabilities:
 NOW (Including
 Super NOW)                         $ 57,257    $   781   1.36%
 Savings deposits                     57,028      1,008   1.77
 Money market                        153,933      3,271   2.12
  accounts
 Time deposits                       283,124     14,916   5.27
 Federal funds                        17,978        744   4.14
  purchased and
  other short
  term borrowings
                                    --------------------------
    TOTAL INTEREST BEARING           569,320     20,720   3.64
    LIABILITIES
Demand deposits                       85,538
Other liabilities                      4,304
                                    --------------------------
                                     659,162
Shareholders'                         66,276
Equity
                                    --------------------------
                                    $725,438
                                    ==========================
Interest expense                                          3.06%
 as % of earning
 assets
Net interest                                    $31,440   4.63%
 income/yield on
 earning assets
                                    ==========================

THREE-YEAR SUMMARY
BALANCES, INTEREST INCOME AND EXPENSES, YIELDS AND RATES (1)

(Dollars in thousands)                             1995
---------------------------------------------------------------------
                                             Average            Yield/
                                             Balance  Interest   Rate
---------------------------------------------------------------------
ASSETS
Earning assets:


Securities
 Taxable                                   $226,854    $14,337   6.32%
 Non Taxable                                 13,554      1,135   8.37
                                           --------------------------
    TOTAL SECURITIES                        240,408     15,472   6.44
Federal funds sold and other
 short term investments                      39,246      2,327   5.93
Loans (2)                                   355,885     30,716   8.63
                                           --------------------------
    TOTAL EARNING ASSETS                    635,539     48,515   7.63
Allowance for loan losses                    (3,845)
Cash and due from banks                      24,152
Bank premises and equipment                  16,769
Other assets                                 13,228
                                           --------------------------
                                           $685,843
                                           ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
liabilities:
 NOW (Including Super NOW)                 $109,115    $ 1,721   1.58%
 Savings deposits                            63,485      1,228   1.93
 Money market accounts                       89,836      2,558   2.85
 Time deposits                              277,261     15,195   5.48
 Federal funds purchased and other
  short term borrowings                       7,816        359   4.59
                                           --------------------------
    TOTAL INTEREST BEARING LIABILITIES      547,513     21,061   3.85
Demand deposits                              72,310
Other liabilities                             4,258
                                           --------------------------
                                            624,081
Shareholders' Equity                         61,762
                                           --------------------------
                                           $685,843
                                           ==========================
Interest expense as % of
 earning assets                                                  3.31%
Net interest income/yield on
 earning assets                                        $27,454   4.32%
                                           ==========================

THREE-YEAR SUMMARY
BALANCES, INTEREST INCOME AND EXPENSES, YIELDS AND RATES (1)

(Dollars in thousands)                          1994
---------------------------------------------------------------
                                       Average            Yield/
                                       Balance  Interest   Rate
---------------------------------------------------------------
ASSETS
Earning assets:

 Securities
  Taxable                            $261,882    $15,818   6.04%
  Nontaxable                           13,989      1,193   8.53
                                     --------------------------
    TOTAL SECURITIES                  275,871     17,011   6.17
 Federal funds sold and other
     short term investments            14,127        629   4.45
 Loans (2)                            270,172     21,796   8.07
                                     --------------------------
    TOTAL EARNING ASSETS              560,170     39,436   7.04
Allowance for loan losses              (3,545)
Cash and due from banks                23,737
Bank premises and equipment            16,182
Other assets                           11,951
                                     --------------------------
                                     $608,495
                                     ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
  NOW (Including Super NOW)          $119,338    $ 1,934   1.62%
  Savings deposits                     75,916      1,499   1.97
  Money market accounts                81,722      2,067   2.53
  Time deposits                       198,936      8,072   4.06
  Federal funds purchased and
    other short term borrowings         7,949        269   3.38
                                     --------------------------
    TOTAL INTEREST BEARING
        LIABILITIES                   483,861     13,841   2.86
Demand deposits                        63,226
Other liabilities                       3,518
                                     --------------------------
                                      550,605
Shareholders' Equity                   57,890
                                     --------------------------
                                     $608,495
                                     ==========================
Interest expense as % of
    earning assets                                         2.47%
Net interest income/yield on
    earning assets                               $25,595   4.57%
                                     ==========================

(1)  The tax equivalent adjustment is based on a 34% tax rate.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.

PROVISION FOR LOAN LOSSES
The improved loan demand and growth in total loans outstanding in 1996 resulted in relatively higher provisioning, but was mitigated by a continued favorable net charge off ratio (0.05 percent in 1996 and 0.03 percent in 1995, versus
0.20 percent for the Company's peer group), and resulted in a provision for loan losses in 1996 of $450,000. The provision for loan losses in 1995 was $250,000, and in 1994 was $145,000. See "Nonperforming Assets" and "Allowance for Loan Losses."

The Company's internal loan monitoring systems provide detailed monthly analysis of delinquencies, nonperforming assets, and potential problem loans, which are reviewed regularly by both senior management and the Board of Directors.

Management determines the provision for loan losses which is charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency, there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. Due to a forecast of increased loan demand and balances outstanding, management believes higher provisions for loan losses will result in 1997, compared to 1996 and 1995.

NONINTEREST INCOME
Table 6 shows noninterest income for the years indicated.

Noninterest income, excluding gains from sales of securities, increased $1,197,000 or 15.9 percent in 1996 compared to the prior year. The largest increase in noninterest income occurred in brokerage commissions and fees which increased $491,000 or 31.6 percent. Lower interest rates in 1996 caused renewed interest in financial products compared to 1995. Trust income increased, by $161,000 or 8.4 percent. Additional sales staff in trust and the repricing of trust services in 1995 accounted for the improved results. The Company intends to continue to emphasize its brokerage and trust services to both existing and new customers, as expectations are that these financial products will remain in demand.

Also increasing, service charges on deposits grew $358,000 or 14.6 percent, a result of internal growth, certain services being repriced, and a full year impact of the acquisition.

TABLE 6
NONINTEREST INCOME
(Dollars in thousands)

                          Year Ended                % Change
                    -------------------------------------------
                      1996    1995    1994        96/95   95/94
---------------------------------------------------------------
Service charges on
 deposit accounts   $2,812  $2,454  $2,033         14.6%   20.7%
Trust fees           2,069   1,908   1,722          8.4    10.8
Other service
 charges and fees    1,193   1,098   1,028          8.7     6.8
Brokerage
 commissions and
 fees                2,046   1,555   1,190         31.6    30.7
Other                  594     502     502         18.3     0.0
                    -------------------------------------------
                     8,714   7,517   6,475         15.9    16.1
Securities gains        72     480     752        (85.0)  (36.2)
                    -------------------------------------------
    TOTAL           $8,786  $7,997  $7,227          9.9%   10.7%
                    ===========================================


Noninterest income, excluding gains from sales of securities, increased $1,042,000 or 16.1 percent in 1995 compared to prior year. The largest increase occurred in service charges on deposits which increased $421,000 or
20.7 percent. Service charges on deposits grew during the year as a result of the acquisition and certain services being repriced. The next two largest increases during 1995 were in brokerage commissions and fees and trust fees which increased $365,000 or 30.7 percent and $186,000 or 10.8 percent, respectively, year over year. An uncertain rate of economic growth and inflation contributed to financial market turmoil during 1994 and resulted in reduced brokerage activity.

Residential real estate lending is an important segment of the Company's lending activities, and exposure to market interest rate volatility is managed at times by the sale of fixed rate loans in the secondary market. Consumer interest in fixed rate mortgages returned in the second half of 1995 and in 1996 due to lower interest rates, while higher rates in 1994 had consumers switching to lower initial rate periodic adjustable rate mortgages.

While no sales were recorded in 1996 and 1995, during 1994, a gain of $45,000 on the sale of $24.7 million in fixed rate residential mortgages was recorded in other income. During 1996 and 1995, the proceeds from sales of securities and funds received from maturing securities have been utilized to fund seasonal deposit declines and lending activities. As a result of sales of securities in 1996, a $72,000 net gain was recognized. During 1995, as interest rates declined and the market value of the securities portfolio increased, sales of securities generated a net gain of $480,000. During 1994, securities sales were executed to reduce the Company's exposure to predicted increasing interest rates in the future. As a result, a net gain of $752,000 was recognized in 1994.

NONINTEREST EXPENSES
Table 7 shows the Company's noninterest expenses for the years indicated.


TABLE 7
NONINTEREST EXPENSES
(Dollars in thousands)

                                      Year Ended
                              -------------------------
                                 1996     1995     1994
                              -------------------------
Salaries and wages            $10,738  $ 9,650  $ 8,682
Pension and other employee      2,531    1,951    1,815
 benefits
Occupancy                       2,304    2,331    2,230

Furniture and equipment         1,781    1,900    2,027
Marketing                       1,632    1,367    1,262
Legal and professional fees       844      742      888
FDIC assessments                  632      728    1,191
Foreclosed and repossessed
 asset management and             165       64       20
 dispositions
Amortization of intangibles       661      418       88
Other                           6,229    5,095    4,802
                              -------------------------
 TOTAL                        $27,517  $24,246   23,005
                              =========================

NONINTEREST EXPENSES
(Dollars in thousands)

                               %    Change
                             -------------
                             96/95   95/94
                             -------------
Salaries and wages            11.3%   11.1%
Pension and other employee
benefits                      29.7     7.5
Occupancy                     (1.2)    4.5
Furniture and equipment       (6.3)   (6.3)
Marketing                     19.4     8.3
Legal and professional fees   13.7   (16.4)
FDIC assessments             (13.2)  (38.9)
Foreclosed and repossessed
asset management and
dispositions                 157.8   220.0
Amortization of intangibles   58.1   375.0
Other                         22.3     6.1
                             -------------
    TOTAL                     13.5%    5.4%
                             =====   =====

When compared to 1995, noninterest expenses increased $3,271,000 or 13.5 percent in 1996. Included in the increase was a one-time charge of $500,000 in Federal Deposit Insurance Corporation (FDIC) assessments (incurred in the third quarter) to recapitalize the Savings Association Insurance Fund (SAIF). The one-time charge related to the deposits of a failed local thrift acquired by the Company in 1991 from the Resolution Trust Corporation (RTC).

In 1996, salaries and wages increased $1,088,000 or 11.3 percent and employee benefits rose $580,000 or 29.7 percent. Commercial loan officers were added in 1996 and increased the costs in lending by $297,000. Higher revenue in brokerage resulted in increased commissions paid of $270,000 over the last twelve months. The full-year impact of a new branch acquired from American in April 1995 and the addition of a new branch in August 1996, increased salaries and wages $209,000. A one-time $600,000 charge to terminate the Company's defined benefit plan increased employee benefit costs. However, revenue growth exceeded the increase in salaries and wages and employee benefits, and resulted in the Company's overhead ratio (excluding the one-time SAIF charge of $500,000) declining to 67.3 percent from 69.3 percent a year ago.

Occupancy and furniture and equipment expenses, on an aggregate basis, declined $146,000 or 3.5 percent, principally due to lower depreciation costs associated with furniture and equipment. Marketing expenses increased $265,000 or 19.4 percent, primarily as a result of increases in sales promotion and ad agency production and print costs associated with heightened efforts to market products and services within the Company's market.

Legal and professional fees increased $102,000 or 13.7 percent. Usage of audit services to independently review internal controls and legal services to assist with regulatory filings and to defend actions brought against the Company were greater in 1996, compared to prior year. Costs associated with foreclosed and repossessed asset management increased $101,000, but totaled only $165,000. These results reflect the level of activity with respect to problem asset management.

The premium for FDIC and SAIF insurance was $96,000 or 13.2 percent lower in 1996, and would have been lower if not for the one-time charge of $500,000.
The FDIC insurance rate assessed on deposits was reduced in mid-1995 for commercial banks to a range of 0.04 percent to 0.10 percent, depending on the capital adequacy examination ratings imposed by governing regulatory authorities on individual financial institutions, while the rate charged to savings and loans ranged from 0.23 percent to 0.29 percent. This action by the FDIC effected a reduction in expense in 1995 of $463,000 or 38.9 percent. For 1997, the rate for commercial banks has been reduced to 0.013 percent and for savings and loans to 0.065 percent. The rate the Company's subsidiary bank is being assessed has been and is the lowest rate indicated, based on the guidelines.

Amortization of intangible assets increased $243,000 or 58.1 percent as a result of a full-year impact for the acquisition of American, for which the Company recorded amortizable intangible assets of goodwill and core deposits. The other expense category increased $1,134,000 or 22.3 percent in 1996 with higher costs incurred for education and training of $178,000, telephone and communications systems of $110,000, data processing of $201,000, and stationery, printing and supplies of $93,000. Other expenses in this category increased as well, reflecting higher activity and business volumes.

When compared to 1994, noninterest expenses increased $1,241,000 or 5.4 percent in 1995. The largest component of this increase was salaries and wages which increased $968,000 or 11.1 percent. A new branch opened in November 1994 in Port St. Lucie, Florida and a new branch acquired from American on April 14, 1995 increased salaries and wages $158,000. In addition, wages for lending personnel grew $126,000 when compared to prior year, effected by increased loan demand. Also, salaries related to trust and brokerage activities increased $229,000 and $147,000, respectively. Employee benefits increased $136,000 or
7.5 percent, due to a $97,000 increase in group health insurance benefits, higher payroll taxes and increased costs associated with the Company's 401K salary deferral and profit sharing plans.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, declined $26,000 in 1995. Marketing expenses increased $105,000 or 8.3 percent, primarily as a result of increases in sales promotion and public relations costs.

Legal and professional fees decreased $146,000 or 16.4 percent and costs associated with foreclosed and repossessed asset management totaled only $64,000. Amortization of intangible assets increased $330,000 or 375.0 percent as a result of the acquisition of American and the other expense category increased $293,000 or 6.1 percent in 1995. The increase in the other expense category was primarily caused by higher postage and special delivery expenditures and telephone costs, up $154,000 and $101,000, respectively.

INCOME TAXES
Income taxes for the year 1996 were $4,312,000, 14.5 percent above the $3,765,000 for 1995, which was 21.8 percent above the $3,091,000 for 1994.

Income taxes as a percentage of income before taxes were 36.2 percent for 1996, compared to 35.5 percent in 1995 and 33.0 percent in 1994. Most of the increase in rate in 1996 is due to a full year impact of amortization of goodwill and core deposit intangibles associated with the acquisition of American which are not deductible expenses for tax purposes. In addition to the impact of the acquisition, the increase in rate in 1995 as compared to 1994 reflects higher provisioning for state income taxes, a result of lower intangible taxes paid that can be taken as a credit.

The Company has $1,234,000 of deferred tax assets, for which no valuation allowance is required because $880,000 of this balance is related to unrealized securities losses which, as a result of SFAS No. 115, are deemed to be temporary, as well as, sufficient taxable income to carryback to recover these differences.

FINANCIAL CONDITION
The Company increased its assets 4.8 percent between December 31, 1995 and December 31, 1996. In comparison, the Company increased its assets 16.4 percent between December 31, 1994 and December 31, 1995.

CAPITAL RESOURCES
The Company's ratio of shareholders' equity to period end assets was 8.26 percent at December 31, 1996, compared with 8.06 percent one year earlier.
This ratio is impacted by SFAS No. 115, "Accounting for Certain Debt and Equity Securities," by which a securities valuation allowance of $1,482,000 was recognized at December 31, 1996, compared to a securities valuation allowance of $705,000 at December 31, 1995.

Excluding the effect of this standard, the Company's ratio of shareholders' equity to period end assets was 8.44 percent and 8.16 percent, respectively, at year end 1996 and 1995. Book value per common share outstanding totalled $15.68 at December 31, 1996, compared to $14.75 at December 31, 1995. Without the effect of SFAS No. 115, book value was $16.03 at December 31, 1996, compared to $14.92 at December 31, 1995, an increase of 7.4 percent.

Table 8 summarizes the Company's capital position and selected ratios.

TABLE 8
CAPITAL RESOURCES
        (Dollars in thousands)

December 31                         1996       1995        1994
---------------------------------------------------------------
TIER 1 CAPITAL
 Common stock                    $    429   $    429   $    428
 Additional paid in capital        18,314     18,612     18,498
 Retained earnings                 50,419     45,540     41,049
 Treasury Stock                      (911)    (1,676)         0
 Valuation allowance                 (801)      (645)    (1,257)
 Intangibles                       (5,713)    (6,488)         0
                                 ------------------------------
  Total Tier 1 capital             61,737     55,772     58,718
TIER 2 CAPITAL
 Allowance for loan losses,         4,286      4,066      3,373
 as limited
                                 ------------------------------
  Total Tier 2 capital              4,286      4,066      3,373
                                 ------------------------------
 Total risk based capital        $ 66,023   $ 59,838   $ 62,091
                                 ==============================
 Risk weighted assets            $440,039   $402,736   $313,728
                                 ==============================
 Tier 1 risk based capital          14.03%     13.85%     18.72%
 ratio
  Regulatory minimum                 8.00       8.00       8.00
 Total risk based capital ratio     15.00      14.86      19.79
 Tier 1 capital to adjusted          8.32       7.93       9.42
 total assets (1)
  Regulatory minimum                 4.00       4.00       4.00
 Shareholders' equity to assets      8.26       8.06       8.39
 Average shareholders' equity        9.14       9.01       9.51
 to average total assets

(1) Intangible assets have been deducted from tier 1 capital and adjusted total assets for this calculation.

Tangible book value per common share, reflecting a deduction from shareholders' equity for intangible assets of $6,388,000 and $6,884,000 at December 31, 1996 and 1995, respectively, was 14.18 percent at December 31, 1996, compared to
13.12 percent at December 31, 1995, an increase of 8.1 percent.

The Company is considered well capitalized, based on all measures of regulatory capital.

LOAN PORTFOLIO
Table 9 shows total loans (net of unearned income) by category outstanding at the indicated dates.

The Company makes substantially all its loans to customers located within the three counties of the Treasure Coast. It has no foreign loans or highly leveraged transaction (HLT) loans.

TABLE 9
LOANS OUTSTANDING
(Dollars in thousands)



December 31                   1996      1995      1994
------------------------------------------------------
Real estate mortgage      $378,227  $335,031  $229,713
Real estate construction    11,880    10,540     8,728
Commercial and financial    22,857    17,205    11,296
Installment loans to        58,187    51,959    42,912
 individuals
Other loans                    446       229       141
                          ----------------------------
    TOTAL                 $471,597  $414,964  $292,790
                          ============================

TABLE 9 (CONT'D)
LOANS OUTSTANDING
(Dollars in thousands)



December 31                   1993      1992
--------------------------------------------
Real estate mortgage      $205,002  $197,696
Real estate construction     2,710     3,680
Commercial and financial     9,692     8,626
Installment loans to        42,158    41,430
 individuals
Other loans                     55       413
                          ------------------
    TOTAL                 $259,617  $251,845
                          ==================

Total loans (net of unearned income and excluding the allowance for loan losses) were $471,597,000 at December 31, 1996, $56,633,000 or 13.6 percent more than at December 31, 1995. The increase in the Company's loan balances also reflects the impact of the securitization of $29.7 million in fixed rate residential mortgage loans during 1996. No sales of fixed rate residential loans were transacted in 1995.

At December 31, 1996, the Company's mortgage loan balances secured by residential properties amounted to $255,295,000 or 54.1 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $112,833,000 or 23.9 percent. Most of the commercial real estate loans were made to local businesses and professionals and are secured by owner occupied properties. Loans and commitments for 1-4 family residential properties and commercial real estate are generally secured with first mortgages on property, with the loan to fair value of the property not exceeding 80 percent on the date the loan is made. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $49,771,000 and unsecured credit cards of $8,416,000.

Total loans (net of unearned income and excluding the allowance for loan losses) were $414,964,000 at December 31, 1995, $122,174,000 or 41.7 percent greater than at December 31, 1994. Approximately $46 million in loans were acquired as a result of the acquisition of American during 1995. At December 31, 1995, the Company's portfolio of mortgage loan balances secured by residential properties amounted to $223,813,000 or 53.9 percent of total loans and loans secured by commercial real estate totalled $100,879,000 or 24.3 percent of total loans. Consumer loans to individual customers and credit card loans totalled $44,249,000 and $7,710,000, respectively.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans, is managed by attempting to match maturities and repricing opportunities for assets against liabilities, when possible. At December 31, 1996, approximately $156 million or 61 percent of the Company's mortgage loan balances secured by residential properties were adjustable, compared to $141 million or 63 percent at December 31, 1995.

TABLE 10
LOAN MATURITY DISTRIBUTION
(Dollars in thousands)

                         Commercial,
                         Financial &   Real Estate
December 31, 1996       Agricultural  Construction    Total
-----------------------------------------------------------
In one year or less          $ 4,697       $ 7,570  $12,267
After one year but
 within five years:
Interest rates are             1,716         3,623    5,339
 floating or
 adjustable
Interest rates are            12,400             0   12,400
 fixed
In five years or more:
Interest rates are             3,564           183    3,747
 floating or
 adjustable
Interest rates are               480           504      984
 fixed
                             ------------------------------
    TOTAL                    $22,857       $11,880  $34,737
                             ==============================

Of the $156 million, $152 million were adjustable rate 15- or 30-year mortgage loans (ARMs) that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $33 million were outstanding at December 31, 1996, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $63 million in balances existed at year end 1996, and 3) those that have fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $56 million were outstanding at December 31, 1996.
Of the $91 million of new residential loans originated in 1996, $49 million were adjustable rate and $41 million were fixed rate. In comparison, $68 million in new residential loans were originated in 1995, of which $39 million were adjustable rate and $29 million were fixed. The Company generally sells all of the 30-year fixed rate loan originations while retaining a portion of 15-year fixed rate residential loans. During 1996 the Company sold $30.7 million in fixed rate residential loans. Loans secured by residential properties having fixed rates totalled approximately $99 million at December 31, 1996, of which 15- and 30-year mortgages totalled approximately $53 million and $26 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with short maturities less than 15 years. In comparison, fixed rate residential loans totalled $83 million at December 31, 1995, of which 15- and 30-year mortgages totalled approximately $45 million and $23 million, respectively.

The Company's historical charge off rates for residential loans has been very low, with only $84,000 in charge offs for the year 1996. The Company expects that the 1997 residential loan demand will be comprised of mostly fixed rate mortgages as a low interest rate environment is anticipated by economists, at least to mid-1997.

Fixed rate and adjustable rate loans secured by commercial real estate total approximately $37 million and $76 million, respectively, at December 31, 1996. Of the $76 million, $41 million of commercial real estate loans adjust annually based on the one-year constant maturity United States Treasury Index plus a margin. Remaining adjustable rate commercial real estate loans are comprised of 3- and 5-year balloon mortgages tied to United States Treasury Indices plus a margin or loans tied to prime rate which adjust accordingly. The term for fixed rate lending involving commercial real estate is generally seven to ten years.

Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses typically are smaller, often have short operating histories and do not have the sophisticated record keeping systems of larger entities. Most of such loans are secured by real estate used by such businesses, although certain lines are unsecured. Such loans are subject to the risks inherent to lending to small to medium sized businesses including the effects of a sluggish local economy, possible business failure, and insufficient cash flows. The Company's commercial loan portfolio totalled $22,857,000 at December 31, 1996 compared to $17,205,000 at December 31, 1995.

The Company makes a variety of consumer loans, including installment loans, loans for automobiles, boats, home improvements, and other personal, family and household purposes, and indirect loans through dealers, to finance automobiles. Most consumer loans are secured. The Company's indirect automobile lending risks have been reduced through screening and monitoring of a smaller number of dealers with whom the Company does business. Management believes its present practices have substantially reduced such risk. Its delinquencies and losses in this area were much better than that experienced by the banking industry.

Second mortgage loans and home equity lines are extended by the Company. No negative amortization loans or lines are offered at the present time. Terms of second mortgage loans include fixed rates for up to 10 years on smaller loans of $30,000 or less. Such loans are sometimes made for larger amounts, with fixed rates, but with balloon payments upon maturities, not exceeding five years. In 1992, the Company began offering variable rate second mortgage loans with terms of up to 10 years. Loan to value ratios for these loans do not exceed 80 percent of appraised value. Home equity lines are offered on a variable rate basis only and the maximum loan to value ratio for such loans is 75 percent of the appraised value when the loan is extended. Home equity line accounts may be requested to submit annual updated financial information and are subject to an annual review by the bank to limit the Company's exposure to possible decreases in the borrower's income or in the collateral value of the residence.

Commercial real estate loans are subject to many of the same risks as other commercial loans. To reduce the risks from loans dependent upon cash flows from the sale or rental of commercial real estate, the Company primarily makes such loans on owner occupied properties. Real estate construction loans during 1992 and through 1996 have averaged approximately $7,508,000 and totalled $11,880,000 at December 31, 1996. The Company generally requires a binding take-out commitment confirmed to the Company before it will make a real estate construction or development loan, unless the Company has determined to make the permanent loan. This reduces the risk that the Company will inadvertently become the permanent lender.

The Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $24,724,000 at December 31, 1996, compared to $17,687,000 at the end of 1995.

ALLOWANCE FOR LOAN LOSSES
Table 11 provides certain information concerning the Company's allowance for loan losses for the years indicated.

TABLE 11
SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)


Year Ended December 31           1996       1995       1994
-----------------------------------------------------------
Allowance for loan losses
 Beginning balance           $   4,066  $  3,373   $  3,622
 Provision for loan losses         450       250        145
 Allowance applicable to             0       556          0
 loans of purchased
 company
 Charge offs:
   Commercial and                   15        53         89
   financial
   Consumer                        447       395        442
   Commercial real estate           36        54        288
   Residential real                 84        31          0
   estate
                             ------------------------------
     TOTAL CHARGE OFFS             582       533        819
 Recoveries:
   Commercial and                  58         67        166
   financial
   Consumer                       203        205        206
   Commercial real estate          91        146         39
   Residential real                 0          2         14
   estate
                             ------------------------------
     TOTAL RECOVERIES             352        420        425
                             ------------------------------
 Net loan charge offs             230        113        394
                             ------------------------------
     ENDING BALANCE          $  4,286   $  4,066   $  3,373
                             ==============================
Loans outstanding at end     $471,597   $414,964   $292,790
of year*
Ratio of allowance for           0.91%       .98%      1.15%
loan losses to loans
outstanding at end of year
Daily average loans          $441,313   $355,885   $270,172
outstanding*
Ratio of net charge offs to      0.05%      0.03%      0.15%
average loans outstanding

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)


Year Ended December 31                 1993       1992
------------------------------------------------------
Allowance for loan losses
 Beginning balance                 $  4,091   $  3,846
 Provision for loan losses              150      1,103
 Allowance applicable to loans            0          0
  of purchased company
 Charge offs:
    Commercial and financial             52        109
    Consumer                            501        788
    Commercial real estate              378        413
    Residential real estate              25         96
                                   -------------------
       TOTAL CHARGE OFFS                956      1,406
 Recoveries:
    Commercial and financial             64        151
    Consumer                            253        288
    Commercial real estate               14        103
    Residential real estate               6          6
                                   -------------------
       TOTAL RECOVERIES                 337        548
                                   -------------------
 Net loan charge offs                   619        858
                                   -------------------
       ENDING BALANCE              $  3,622   $  4,091
                                   ===================

 Loans outstanding at end of year* $259,617   $251,845
 Ratio of allowance for loan
  losses to loans outstanding at       1.40%      1.62%
  end of year
 Daily average loans outstanding*  $255,289   $262,924
 Ratio of net charge offs to
  average loans outstanding            0.24%      0.33%

* Net of unearned income.


The allowance for loan losses was $4,286,000 at December 31, 1996, $220,000 higher than one year earlier. The ratio of the allowance for loan losses to total loans outstanding (net of unearned income) was 0.91 percent at December 31, 1996. The ratio was 0.98 percent at December 31, 1995. The allowance for loan losses as a percentage of nonaccrual loans was 279.2 percent at December 31, 1996, compared to 79.6 percent at December 31, 1995. Nonaccrual loans at December 31, 1996, were $1,535,000 or 0.33 percent compared to $5,105,000 or
1.23 percent of outstanding loans at December 31, 1995. The model utilized to analyze the adequacy of the allowance for loan and lease losses takes into account such factors as credit quality, internal controls, audit results, staff turnover, local market economics and loan growth. The resulting lower allowance level is also reflective of the bank's favorable and consistent delinquency trends and historical loss performance. These performance results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.

During 1996, the Company experienced net charge offs of $230,000, compared to $113,000 one year earlier. Net charge offs as a percentage of average loans outstanding were 0.05 percent for 1996, slightly higher than in 1995 when the percentage was 0.03 percent, the lowest percentage the Company had experienced since its inception in 1983. A peer group of banks of similar size experienced a net charge off ratio of 0.20 percent through September 30, 1996. Net consumer loan losses, primarily related to indirect automobile lending, were $244,000 in 1996, versus $190,000 in 1995. Real estate net charge-offs of $29,000 in 1996 compared to net recoveries of $63,000 in 1995. Net commercial and financial loan recoveries were $43,000 in 1996 compared to $14,000 in 1995.

Table 12 summarizes the Company's allocation of the allowance for loan losses and information regarding the composition of the loan portfolio at the dates indicated.

TABLE 12
ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)


                                                               ALLOWANCE AMOUNT
December 31                                                 1996    1995    1994
--------------------------------------------------------------------------------
Commercial and financial                                  $  322  $  275  $  233
loans
Real estate loans                                          2,972   3,108   2,486
Installment loans                                            992     683     654
                                                          ----------------------
    TOTAL                                                 $4,286  $4,066  $3,373
                                                          ======================
================================================================================


TABLE 12 (CONT'D)
ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)


                                                               ALLOWANCE AMOUNT
December 31                                                       1993      1992
--------------------------------------------------------------------------------
Commercial and financial                                        $  295    $  287
loans
Real estate loans                                                2,812     2,908
Installment loans                                                  515       896
                                                                ----------------
    TOTAL                                                       $3,622    $4,091
                                                                ================
================================================================================


TABLE 12 (CONT'D)
ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

                                                       PERCENT OF LOANS IN EACH
                                                        CATEGORY TO TOTAL LOANS
December 31                                            1996      1995      1994
-------------------------------------------------------------------------------
Commercial and financial                                5.0%      4.2%      3.9%
loans
Real estate loans                                      82.7      83.3      81.4
Installment loans                                      12.3      12.5      14.7
                                                      -------------------------
    TOTAL                                             100.0%    100.0%    100.0%
                                                      =========================
===============================================================================


TABLE 12 (CONT'D)
ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)


                                                       PERCENT OF LOANS IN EACH
                                                        CATEGORY TO TOTAL LOANS
December 31                                                  1993          1992
-------------------------------------------------------------------------------
Commercial and financial
loans                                                         3.8%          3.6%
Real estate loans                                            80.0          79.9
Installment loans                                            16.2          16.5
                                                            -------------------
    TOTAL                                                   100.0%        100.0%
                                                            ===================

The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers, among other factors, the Company's loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, and the values of certain loan collateral, and other assets. The size of the allowance also reflects the large amount of permanent residential loans held by the Company whose historical charge offs and delinquencies have been superior by any comparison.

While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. An examination by the Office of the Comptroller of the Currency during the year revealed no major differences in judgments or methodology related to the allowance for loan losses.

On December 31, 1995, the allowance for loan losses was $4,066,000, $693,000 higher than one year earlier. Of this increase, $556,000 was allowance applicable to loans of American, acquired in April of 1995. The ratio of the allowance for loan losses to net loans outstanding was 0.98 percent at December 31, 1995, compared to 1.15 percent at December 31, 1994.

For 1995, the Company had net charge offs of $113,000 compared to $394,000 for the same period in 1994. Real estate loan net recoveries were $64,000 for 1995 compared to net charge offs of $235,000 for the comparable period in 1994. Consumer loan losses were $190,000 for 1995, compared to $236,000 for 1994. Commercial and financial loan recoveries were $14,000 for 1995 versus $77,000 for 1994. Since 1991, the Company's policy has been to transfer foreclosed loans to other real estate owned and to record such other assets at the lower of (i) the loans carrying value or (ii) 90 percent of the real estate collateral's current appraised value.

NONPERFORMING ASSETS

At December 31, 1996, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 0.54 percent, compared to 1.44 percent at December 31, 1995. Nonperforming assets (other real estate owned and nonaccrual loans) at December 31, 1996, were $2,546,000, a decrease of $3,448,000 compared to December 31, 1995. Other real estate owned increased $122,000 while nonaccrual loans decreased $3,570,000 over the past twelve months. Nonaccrual loans totalled $5,105,000 at December 31, 1995, compared to a balance of $2,235,000 at year end 1994.

Nonaccrual loans totalling $953,000 at December 31, 1996 were performing, but because the Company has determined that the collection of principal or interest in accordance with the original terms of such loans is uncertain, it has placed such loans on nonaccrual status. Of the amount reported in nonaccrual loans at December 31, 1996, 86.8 percent is secured with real estate, the remainder is ninety percent guaranteed by the Small Business Administration (SBA). Management does not expect significant losses, for which an allowance for loan losses has not been provided, associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company's subsidiary bank. No assurance can be given that nonperforming assets will not in fact increase or otherwise change. A similar judgmental process is involved in the methodology used to estimate and establish the Company's allowance for loan losses.
--------------------------------------------------------------------------------
TABLE 13
NONPERFORMING ASSETS
(Dollars in thousands)



December 31                       1996       1995       1994
------------------------------------------------------------
Nonaccrual loans (1)          $  1,535   $  5,105   $  2,235
Renegotiated loans                   0          0          0
Other real estate owned          1,011        889        165
                              ------------------------------
 TOTAL NONPERFORMING          $  2,546   $  5,994   $  2,400
 ASSETS
                              ==============================
Amount of loans outstanding   $471,597   $414,964   $292,790
at end of year (2)

Ratio of total nonperforming      0.54%      1.44%      0.82%
assets to loans outstanding
and other real estate owned
at end of period
Accruing loans past due       $     59   $    134   $      0
90 days or more


TABLE 13 (CONT'D)
NONPERFORMING ASSETS
(Dollars in thousands)



December 31                      1993      1992
-----------------------------------------------
Nonaccrual loans (1)         $  3,107  $  4,359
Renegotiated loans                  0         0
Other real estate owned         4,116     5,898
                             --------  --------
 TOTAL NONPERFORMING         $  7,223  $ 10,257
   ASSETS
                             ========  ========
Amount of loans outstanding  $259,617  $251,845
at end of year (2)
Ratio of total nonperforming     2.74%     3.98%
assets to loans outstanding
and other real estate owned
at end of period
Accruing loans past due 90   $     15  $      9
days or more

(1) Interest income that could have been recorded during 1996 related to nonaccrual loans was $60,000, none of which was included in interest income or net income. All nonaccrual loans are secured.
(2)  Net of unearned income.

Nonperforming assets (other real estate owned and nonaccrual loans) at December 31, 1995, were $5,994,000, an increase of $3,594,000 from December 31, 1994.
At December 31, 1995, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 1.44 percent, compared to 0.82 percent at December 31, 1994. The majority of the increase in the ratio in 1995 can be attributed to nonperforming loans of American. The ratio at December 31, 1995 would have been 0.89 percent without the acquired problem loans. The increase in nonperforming assets from December 31, 1994 to December 31, 1995 included increases in other real estate owned of $724,000 and nonaccrual loans of $2,870,000.

SECURITIES
Information relating to yields, maturities, carrying values, market values and unrealized gains (losses) of the Company's securities is set forth in Table 14.

At December 31, 1996, the Company had $159,133,000 of securities held for sale or 76.2 percent of total securities compared to $159,480,000 or 74.6 percent at December 31, 1995 and $131,288,000 or 51.5 percent at December 31, 1994. The increase in the held for sale portfolio at December 31, 1995 is directly related to regulatory authorities permitting a 45-day window (November 15, 1995 to December 31, 1995) for financial institutions to reclassify securities from held to maturity to available for sale without the reclassification creating a "tainting" of the portfolio which would require reclassification of all held to maturity securities to held for sale. The 45-day window to reclassify securities was made available as a result of financial institutions not having guidance with respect to the inclusion or exclusion of unrealized gains or losses in capital ratio calculations at December 31, 1993, when SFAS No. 115 was adopted. The Company reclassified approximately $69 million from held to maturity to held for sale on December 1, 1995.

Total securities declined $4,838,000 or 2.3 percent in 1996, compared to prior year, and decreased $45,023,000 or 17.4 percent in 1995, compared to 1994. These declines are directly related to growth in the loan portfolio and changes in the portfolio mix.

Since 1994, management has lowered the total portfolio's interest rate risk by reducing the average life of the portfolio from 3.8 years at December 31, 1994 to 3.1 years at December 31, 1995 to 2.1 years at December 31, 1996. The percentage of adjustable and floating rate securities in the securities portfolio is 21.9 percent, compared to 25.3 percent last year and 29.6 percent in 1994. Likewise, the held for sale portfolio decreased to an average life of
2.2 years from 3.7 years in 1995 and 5.9 years in 1994.

A total of $2,871,000 in securities will mature along with approximately $32 million of periodic principal payments from mortgage back securities in 1997. Management believes most of these funds will be used to fund increases in its consumer and commercial loan portfolio.

At December 31, 1996, the Company had unrealized net losses of $951,000 or 0.5 percent of amortized cost. At December 31, 1995, unrealized net gains of $1,056,000 or 0.5 percent were available. While rates have remained low in 1996, a shifting U.S. Treasury yield curve caused an increase in unrealized depreciation of $2,107,000. Conversely, lower interest rates caused an increase in unrealized appreciation of $9,777,000 at December 31, 1995, compared to 1994.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets or that meet the FFIEC definition of a high risk investment.

TABLE 14
INVESTMENT SECURITIES YIELD, MATURITY AND MARKET VALUE
(DOLLARS IN THOUSANDS)

-----------------------------------------------------------
                                  U.S. TREASURY AND U.S.
                                   GOVERNMENT AGENCIES
-----------------------------------------------------------
                               AMORTIZED  MARKET   WEIGHTED
                                 COST      VALUE    YIELD
-----------------------------------------------------------
MATURITY AT DECEMBER 31, 1996
HELD FOR SALE
 WITHIN ONE YEAR
 ONE TO FIVE YEARS               $44,749  $44,417     5.64%
 FIVE TO TEN YEARS                 5,027    5,188     6.93
 OVER TEN YEARS
 NO CONTRACTUAL MATURITY
                                 -------------------------
    TOTAL VALUE                  $49,776  $49,605     5.77%
                                 =========================
Held for Investment
 Within one year                 $   996      998     5.17%
 One to five years                 9,738    9,882     5.31
 Five to ten years
 Over ten years                    4,862    4,983     7.32
                                 -------------------------
    TOTAL VALUE                  $15,596   15,863     5.93%
                                 =========================
 Maturity at December 31, 1995
 Held for Sale                   $34,512  $35,120     5.97%
                                 =========================
 Held for Investment             $17,329  $17,998     6.04%
                                 =========================

INVESTMENT SECURITIES YIELD, MATURITY AND MARKET VALUE
(Dollars in thousands)


-------------------------------------------------------------
                                 Mortgage Backed Securities
                                           (Fixed)

-------------------------------------------------------------
                               Amortized   Market    Weighted
                                 Cost       Value      Yield
-------------------------------------------------------------
Maturity at December 31, 1996
Held for Sale
 Within one year                 $26,581    $26,568      5.67%
 One to five years                32,307     31,853      6.00
 Five to ten years                 5,154      5,138      6.89
 Over ten years                    4,928      4,788      6.73
 No contractual maturity
                                 ----------------------------
    TOTAL VALUE                  $68,970    $68,347      5.99%
                                 ============================
Held for Investment
 Within one year                 $   667    $   685      5.40%
 One to five years                18,496     18,642      6.91
 Five to ten years
 Over ten years
                                 ----------------------------
    TOTAL VALUE                  $19,163    $19,327      6.86%
                                 ============================
Maturity at December 31, 1995
Held for Sale                    $77,270    $77,216      6.13%
                                 ============================
Held for Investment              $19,335    $19,469      6.60%
                                 ============================



-------------------------------------------------------------
                                 Mortgage Backed Securities
                                        (Adjustable)

-------------------------------------------------------------
                               Amortized   Market    Weighted
                                 Cost       Value      Yield
-------------------------------------------------------------
Maturity at December 31, 1996
Held for Sale
 Within one year                 $   438    $   438      6.09%
 One to five years                 4,090      4,088      6.44
 Five to ten years
 Over ten years
 No contractual maturity
                                 ----------------------------
    TOTAL VALUE                  $ 4,528    $ 4,526      6.40%
                                 ============================
Held for Investment
 Within one year
 One to five years               $ 3,901    $ 3,902      6.42%
 Five to ten years
 Over ten years
                                 ----------------------------
    TOTAL VALUE                  $ 3,901    $ 3,902      6.42%
                                 ============================
Maturity at December 31, 1995
Held for Sale                    $10,638    $10,789      6.84%
                                 ============================
Held for Investment              $ 4,502    $ 4,525      6.51%
                                 ============================

TABLE 14 (CONT'D)
INVESTMENT SECURITIES YIELD, MATURITY AND MARKET VALUE
(Dollars in thousands)



-------------------------------------------------------------
                                  Obligations of States and
                                 Political Subdivisions (1)
-------------------------------------------------------------
                               Amortized   Market    Weighted
                                 Cost       Value      Yield
-------------------------------------------------------------
Maturity at December 31, 1996
Held for Sale
 Within one year
 One to five years
 Five to ten years
 Over ten years
 No contractual maturity
                                 ------------------------
    TOTAL VALUE                  $     0  $     0   $   0
                                 ========================
Held for Investment
 Within one year                 $ 1,875  $ 1,887    7.82%
 One to five years                 6,301    6,594    9.36
 Five to ten years                 2,276    2,399    8.46
 Over ten years                      455      483    8.71
                                 ------------------------
    TOTAL VALUE                  $10,907  $11,363    8.88%
                                 ========================
Maturity at December 31, 1995
Held for Sale                    $     0  $     0    0.00%
                                 ========================
Held for Investment              $12,892  $13,433    8.68%
                                 ========================


(1) On a fully taxable equivalent basis.

INVESTMENT SECURITIES YIELD, MATURITY AND MARKET VALUE
(Dollars in thousands)



------------------------------------------------------------

                                       Mutual Funds

------------------------------------------------------------
                               Amortized   Market   Weighted
                                 Cost      Value     Yield
------------------------------------------------------------
Maturity at December 31, 1996
Held for Sale
 Within one year
 One to five years
 Five to ten years
 Over ten years
 No contractual maturity         $35,377   $34,333     6.05%
                                 --------------------------
    TOTAL VALUE                  $35,377   $34,333     6.05%
                                 ==========================
Held for Investment
 Within one year
 One to five years
 Five to ten years
 Over ten years
                                 --------------------------
    TOTAL VALUE                  $     0   $     0
                                 ==========================
Maturity at December 31, 1995
Held for Sale                    $35,577   $34,547     6.12%
                                 ==========================
Held for Investment              $     0   $     0
                                 ==========================


Table 14 (cont'd)
INVESTMENT SECURITIES YIELD, MATURITY AND MARKET VALUE  (Dollars in thousands)

------------------------------------------------------------

                                         Other (1)
------------------------------------------------------------
                               Amortized   Market   Weighted
                                 Cost      Value     Yield
------------------------------------------------------------
Maturity at December 31, 1996
Held for Sale
 Within one year
 One to five years
 Five to ten years
 Over ten years
 No contractual maturity          $2,321    $2,322     5.70%
                                  -------------------------
    TOTAL VALUE                   $2,321    $2,322     5.70%
                                  =========================
Held for Investment
  Within one year
  One to five years               $  100    $  100     8.13%
  Five to ten years
  Over ten years
                                  -------------------------
 TOTAL VALUE                      $  100    $  100     8.13%
                                  =========================
Maturity at December 31, 1995
Held for Sale                     $1,794    $1,808     5.30%
                                  =========================
Held for Investment               $  100    $  100     7.50%
                                  =========================

INVESTMENT SECURITIES YIELD, MATURITY AND MARKET VALUE
(Dollars in thousands)



                                           TOTAL
------------------------------------------------------------
                               Amortized   Market   Weighted
                                 Cost      Value     Yield
------------------------------------------------------------
Maturity at December 31, 1996
Held for Sale
 Within one year                $ 27,019  $ 27,006     5.68%
 One to five years                81,146    80,358     5.82
 Five to ten years                10,181    10,326     6.91
 Over ten years                    4,928     4,788     6.73
 No contractual maturity          37,698    36,655     6.03
                                ---------------------------
    TOTAL VALUE                 $160,972  $159,133     5.94%
                                ===========================
Held for Investment
 Within one year                $  3,538  $  3,570     6.62%
 One to five years                38,536    39,120     6.86
 Five to ten years                 2,276     2,399     8.46
 Over ten years                    5,317     5,466     7.43
                                ---------------------------
    TOTAL VALUE                 $ 49,667  $ 50,555     6.98%
                                ===========================
Maturity at December 31, 1995
Held for Sale                   $159,791  $159,480     6.13%
                                ===========================
Held for Investment             $ 54,158  $ 55,525     6.91%
                                ===========================

(1) On a fully taxable equivalent basis.


TABLE 14 (CONT'D)
(DOLLARS IN THOUSANDS)

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized
December 31, 1996                Cost       Gains       Losses
----------------------------------------------------------------
Held for Sale:
 U.S.Treasury and               $ 49,776        $290    $  (461)
 U.S.Government Agencies

Mortgage Backed Securities:
 Fixed                            68,970          90       (713)
 Adjustable                        4,528          36        (38)
Mutual Funds                      35,377                 (1,044)
Other securities                   2,321           1
                                -------------------------------
     Total Value                $160,972        $417    $(2,256)
                                ===============================
Held for Investment:
 U.S. Treasury and              $ 15,596        $267    $
 U.S. Government Agencies

Mortgage Backed Securities:
 Fixed                            19,163         250        (86)
 Adjustable                        3,901          15        (14)
Obligations of States and         10,907         459         (3)
Political Subdivisions
Other Securities                     100
                                -------------------------------
     Total Value                $ 49,667        $991    $  (103)
                                ===============================

(DOLLARS IN THOUSANDS)

                                                  Average Years to
                               Market Value           Maturity
December 31, 1996
--------------------------------------------------------------------------------
Held for Sale:
 U.S.Treasury and                  $ 49,605              2.83
 U.S.Government Agencies
Mortgage Backed Securities:
 Fixed                               68,347              2.63
 Adjustable                           4,526              2.46
Mutual Funds                         34,333
Other securities                      2.322                 *
                                   --------------------------
    Total Value                    $159,133              2.10
                                   ==========================
Held for Investment:
 U.S. Treasury and                 $ 15,863              1.15
 U.S. Government Agencies
Mortgage Backed Securities:
 Fixed                               19,327              2.44
 Adjustable                           3,902              3.64
Obligations of States                11,363              2.90
and Political Subdivisions
Other Securities                        100                 *
                                   --------------------------
    Total Value                    $ 50,555              2.23
                                   ==========================


TABLE 14 (CONT'D)
(DOLLARS IN THOUSANDS)

                                            Gross       Gross
                               Amortized  Unrealized  Unrealized
December 31, 1995                Cost       Gains       Losses
----------------------------------------------------------------
Held for Sale:
 U.S.Treasury and               $ 34,512      $  645    $   (37)
 U.S.Government Agencies
Mortgage Backed Securities:
 Fixed                            77,270         387       (441)
 Adjustable                       10,638         164        (13)
Mutual Funds                      35,577                 (1,030)
Other securities                   1,794          14
                                -------------------------------
    Total Value                 $159,791      $1,210    $(1,521)
                                ===============================

Held for Investment:
 U.S. Treasury and              $ 17,329      $  669    $
 U.S. Government Agencies
Mortgage Backed Securities:
 Fixed                            19,335         236       (102)
 Adjustable                        4,502          23
Obligations of States             12,892         544         (3)
 and Political Subdivisions
Other Securities                     100
                                -------------------------------
    Total Value                 $ 54,158      $1,472    $  (105)
                                ===============================

(DOLLARS IN THOUSANDS)

                                                  Average Years to
                               Market Value           Maturity
December 31, 1995
--------------------------------------------------------------------------------
Held for Sale:
 U.S.Treasury and                  $ 35,120              3.58
 U.S.Government Agencies
Mortgage Backed Securities:
 Fixed                               77,216              3.27
 Adjustable                          10,789              7.40
Mutual Funds                         34,547
Other securities                      1,808                 *
                                   --------------------------
    TOTAL                          $159,480              2.91
                                   ==========================

Held for Investment:
 U.S. Treasury and                 $ 17,998              2.11
 U.S. Government Agencies
Mortgage Backed Securities:
 Fixed                               19,469              3.75
 Adjustable                           4,525              7.52
Obligations of States                13,433              4.35
 and Political Subdivisions
Other Securities                        100                 *
                                   --------------------------
    TOTAL                          $ 55,525              3.67
                                   ==========================

DEPOSITS
Total deposits increased $31,790,000 or 4.8 percent to $692,757,000 at December 31, 1996, compared to one year earlier. The increase was due to growth in noninterest bearing demand deposits of $22,188,000 or 23.1 percent, an increase in certificates of deposit of $100,000 or more of $5,564,000 or 13.5 percent, and a rise in certificates of deposit under $100,000 of $1,471,000 or 0.6 percent. Savings deposits (including NOW and money market deposit accounts) increased $2,567,000 or 0.9 percent.

Total deposits increased $101,338,000 or 18.1 percent to $660,967,000 at December 31, 1995, compared to one year earlier. Approximately $62 million of the increase was attributable to the American acquisition. The commercial bank deposits acquired are primarily core deposits with interest rates paid and characteristics very similar to the Company's existing customer accounts.

Certificates of deposit under $100,000 increased $57,556,000 or 30.1 percent and certificates of deposit of $100,000 or more increased $14,966,000 or 56.8 percent at December 31, 1995 compared to December 31, 1994, while lower cost savings deposits (including NOW and money market deposits) increased $9,641,000 or 3.6 percent. Noninterest bearing demand deposits grew $19,175,000 or 24.9 percent in 1995. The increase in certificates of deposits in 1995 was directly related to higher interest rates offered on certificates, reflecting the general rise in interest rates during 1994, and resulting renewed interest by customers in investing in certificates of deposit.

In part, the increase in demand deposits was related to a $17,930,000 and $5,268,000 increase in public deposits at December 31, 1996 and December 31, 1995, respectively, primarily related to tax receipts collected by the local tax collector. Average noninterest bearing demand deposits comprised 13.4 percent of average deposits for the year ended December 31, 1996, 1.6 percent higher than the 11.8 percent recorded for the same period one year earlier. The Company remains the largest commercial bank in its primary market.

TABLE 15
MATURITY OF CERTIFICATES OF DEPOSIT
OF $100,000 OR MORE
(Dollars in thousands)

                            % OF             % of
December 31        1996    TOTAL    1995    Total
-------------------------------------------------
Maturity Group:
 Under 3 months   $15,715   33.4%  $15,249   36.9%
 3 to 6 months     10,064   21.4    11,867   28.7
 6 to 12 months    11,905   25.7     8,309   20.1
 Over 12 months     9,209   19.5     5,904   14.3
                  -------------------------------
    TOTAL         $46,893  100.0%  $41,329  100.0%
                  ===============================
--------------------------------------------------------------------------------

SHORT TERM BORROWINGS
At December 31, 1996, $45,088,000 in securities sold under agreements to repurchase were outstanding, an increase of $1,181,000 compared to year end 1995. At year end 1996 and 1995, approximately $40 million in funds were maintained by the local tax collector and approximately $3 million in funds were maintained by the local school board.

INTEREST RATE SENSITIVITY
Interest rate movements and deregulation of interest rates have made managing the Company's interest rate sensitivity increasingly important. The Company's Asset/Liability Management Committee (ALCO) is responsible for managing the Company's exposure to changes in market interest rates. This committee attempts to maintain stable net interest margins by generally matching the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates to market conditions and changing interest rates.

Interest rate exposure is managed by monitoring the relationship between earning assets and interest bearing liabilities, focusing primarily on those that are rate sensitive. Rate sensitive assets and liabilities are those that reprice at market interest rates within a relatively short period, defined here as one year or less. The difference between rate sensitive assets and rate sensitive liabilities represents the Company's interest sensitivity gap, which may be either positive (assets exceed liabilities) or negative (liabilities exceed assets.)

On December 31, 1996, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 22.5 percent. This means that the Company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earnings assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

TABLE 16
INTEREST RATE SENSITIVITY ANALYSIS (1)
(Dollars in thousands)



                         0-3         4-12        1-5
December 31, 1996       Months      Months      Years
------------------------------------------------------
Federal funds sold    $  76,250   $       0   $      0
Securities (2)           52,900      18,658    108,670
Loans (3)               114,292     115,529    108,692
                      --------------------------------
Earning assets          243,442     134,187    217,362
Savings deposits (4)    277,184           0          0
Certificates of          91,270     134,436     71,425
deposit
Federal funds            45,088           0          0
purchased and other
short term
borrowings
                      --------------------------------
Interest bearing        413,542     134,436     71,425
liabilities
                      --------------------------------
Interest sensitivity  $(170,100)  $    (249)  $145,937
gap
                      ================================
Cumulative gap        $(170,100)  $(170,349)  $(24,412)
                      ================================
Cumulative gap to
earning assets (%)        (22.5)      (22.5)      (3.2)
Earning assets to
interest bearing
liabilities (%)            58.9        99.8      304.3
------------------------------------------------------


TABLE 16 (CONT'D)
INTEREST RATE SENSITIVITY ANALYSIS (1)
(Dollars in thousands)

                       Over 5
December 31, 1996      Years     Total
----------------------------------------
Federal funds sold    $      0  $ 76,250
Securities (2)          30,411   210,639
Loans (3)              131,549   470,062
                      ------------------
Earning assets         161,960   756,951
Savings deposits (4)         0   277,184
Certificates of              1   297,132
deposit
Federal funds                0    45,088
purchased and other
short term
borrowings
                      ------------------
Interest bearing
liabilities                  1   619,404
                      ------------------
Interest sensitivity
gap                   $161,959  $137,547
                      ==================
Cumulative gap        $137,547
                      ==================
Cumulative gap to
earning assets (%)        18.2
Earning assets to          N/M
interest bearing
liabilities (%)
----------------------------------------

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2)  Securities are stated at amortized cost.
(3)  Excludes nonaccrual loans.
(4) This category is comprised of NOW, savings, and money market deposits. If NOW and savings deposits (totalling $126,705,000) were deemed to be repriceable in "4-12 months", the interest sensitivity gap and cumulative gap would be $43,395,000 indicating 5.7% of total earning assets and 84.9% of earning assets to interest bearing liabilities for the "0-3 months" category.
N/M  Not meaningful.

It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. The Company's ALCO uses model simulations to estimate and manage its interest rate sensitivity.

The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent, given an immediate change in interest rates (up or down) of 200 basis points. At December 31, 1996, net interest income would decline 6.3 percent if interest rates would immediately rise 200 basis points. The Company does not presently use interest rate protection products in managing its interest rate sensitivity.

LIQUIDITY MANAGEMENT
The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Liquidity management addresses the Company's ability to meet deposit withdrawals either on demand or at contractual maturity and to make new loans and investments as opportunities arise.

Contractual maturities for assets and liabilities are reviewed to meet current and future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, investment securities, and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under agreement to repurchase, United States Treasury securities and securities of United States Government agencies and corporations not pledged to secure public deposits or trust funds. At December 31, 1996, the Company had available federal funds lines of credit of $45,500,000. At December 31, 1996, the Company had $87,445,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At December 31, 1995, the amount of securities available and unpledged was $93,352,000.

Liquidity, as measured in the form of cash and cash equivalents, totalled $100,590,000 at December 31, 1996, compared to $115,018,000 at December 31,
1995. Cash and equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments occurring in the Company's investment securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing (primarily in loans and securities) and from financing (primarily through deposit generation and short term borrowings) are greatly in excess of cash flows from operations. In 1996, the cash flow from operations of $10,073,000 was 8.8 percent lower than during the same period of 1995. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced in 1996. In 1995, the cash flow from operations of $11,050,000 was
33.0 percent higher than in 1994.

EFFECTS ON INFLATION AND CHANGING PRICES
The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general levels of inflation. However, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

FASB 107 DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company has calculated and reported the fair value of its financial instruments in accordance with the Statement of Financial Accounting Standards
(SFAS) No. 107. While market value information has been reported for its investment securities portfolio in prior years based on quoted market prices, this statement also requires the estimating of fair values for financial instruments with no quoted market prices. For most instruments with no quoted market values, there are a variety of judgements which must be applied with a wide variation in reported results. Management has followed the requirements of the statement and used an acceptable method to estimate fair value for these instruments. However, various other values could result if different assumptions were used. Therefore, management believes it is not relevant and potentially misleading to compare the amount of appreciation or depreciation of financial instruments with no quoted values to any other financial institution.

Also, although the statement does not prohibit estimating and reporting the fair value of deposits, management has elected not to estimate a value for its core deposit portfolio because of reliability and comparability issues.

                         Selected Quarterly Information
--------------------------------------------------------------------------------

         Consolidated Quarterly Average Balances, Yields and Rates (1)


                                                       1996 QUARTERS
--------------------------------------------------------------------------------
                                               FOURTH              Third
--------------------------------------------------------------------------------
                                            AVERAGE    YIELD/  Average    Yield/
                                            BALANCE    RATE    Balance    Rate
--------------------------------------------------------------------------------
ASSETS
Earning Assets
Securities
 Taxable                                    $191,394    6.10%  $191,491    5.97%
 Nontaxable                                   11,665    8.64     11,675    8.63
                                            ------------------------------------
    TOTAL SECURITIES                         203,059    6.25    203,166    6.13
Federal funds sold and
other short term investments                  33,382    5.29      5,023    5.31
Loans (2)                                    462,803    8.46    445,700    8.46
                                            ------------------------------------
    TOTAL EARNING ASSETS                     699,244    7.66    653,889    7.71
Allowance for loan losses                     (4,290)            (4,305)
Cash and due from banks                       21,657             17,483
Bank premises and equipment                   16,121             15,968
Other assets                                  15,283             14,514
                                            ------------------------------------
                                            $748,015           $697,549
                                            ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
 NOW (including Super NOW)                  $ 60,660    1.46%  $ 51,774    1.39%
 Savings deposits                             54,646    1.79     55,023    1.76
 Money market accounts                       151,263    2.19    150,976    2.13
 Time deposits                               293,860    5.23    279,396    5.14
 Federal funds purchased and
  other short term borrowings                 20,048    3.97      8,756    4.54
                                            ------------------------------------
    TOTAL INTEREST BEARING LIABILITIES       580,477    3.68    545,925    3.60
Demand deposits                               94,581             80,447
Other liabilities                              4,945              4,151
                                            ------------------------------------
    TOTAL                                    680,003            630,523
Shareholders' equity                          68,012             67,026
                                            ------------------------------------
                                            $748,015           $697,549
                                            ====================================
Interest expense as % of earning assets                 3.05%              3.01%

Net interest income as % of earning assets              4.61%              4.70%

--------------------------------------------------------------------------------

         Consolidated Quarterly Average Balances, Yields and Rates (1)

                                                       1996 QUARTERS
--------------------------------------------------------------------------------
                                                  Second              First
--------------------------------------------------------------------------------
                                            Average    Yield/  Average    Yield/
                                            Balance    Rate    Balance    Rate
--------------------------------------------------------------------------------
ASSETS
Earning Assets
Securities
  Taxable                                   $213,636    6.02%  $207,211    6.12%
  Nontaxable                                  11,892    8.54     13,248    8.45
                                            -----------------------------------
    TOTAL SECURITIES                         225,528    6.16    220,459    6.26
Federal funds sold and
  other short term investments                 8,389    5.37     50,047    5.38
Loans (2)                                    434,988    8.47    421,476    8.77
                                            -----------------------------------
    TOTAL EARNING ASSETS                     668,905    7.65    691,982    7.73
Allowance for loan losses                     (4,218)            (4,167)
Cash and due from banks                       19,993             22,334
Bank premises and equipment                   15,983             16,137
Other assets                                  14,481             14,817
                                            -----------------------------------
                                            $715,144           $741,103
                                            ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
  NOW (including Super NOW)                 $ 58,444    1.25%  $ 58,172    1.36%
  Savings deposits                            57,915    1.72     60,576    1.81
  Money market accounts                      155,348    2.02    158,205    2.16
  Time deposits                              275,880    5.23    283,283    5.47
  Federal funds purchased and
   other short term borrowings                14,566    4.50     28,617    3.95
                                            -----------------------------------
    TOTAL INTEREST BEARING LIABILITIES       562,153    3.55    588,853    3.72
Demand deposits                               83,407             83,672
Other liabilities                              3,942              4,180
                                            -----------------------------------
    TOTAL                                    649,502            676,705
Shareholders' equity                          65,642             64,398
                                            -----------------------------------
                                            $715,144           $741,103
                                            ===================================
Interest expense as % of earning assets                 2.98%              3.17%
Net interest income as % of earning assets              4.67%              4.56%

--------------------------------------------------------------------------------


         Consolidated Quarterly Average Balances, Yields and Rates (1)



                                                     1995 QUARTERS
--------------------------------------------------------------------------------
                                                Fourth             Third
--------------------------------------------------------------------------------
                                          Average    Yield/  Average    Yield/
                                          Balance    Rate    Balance     Rate
--------------------------------------------------------------------------------
ASSETS
Earning Assets
Securities
 Taxable                                  $206,519    6.20%  $228,446    6.30%
 Nontaxable                                 13,403    8.42     13,406    8.38
                                          -----------------------------------
    TOTAL SECURITIES                       219,922    6.33    241,852    6.41
Federal funds sold and
 other short term investments               40,207    5.83     22,964    5.82

Loans (2)                                  399,262    8.56    376,029    8.58
                                          -----------------------------------
    TOTAL EARNING ASSETS                   659,391    7.65    640,845    7.66
Allowance for loan losses                   (4,032)            (3,975)
Cash and due from banks                     22,417             24,255
Bank premises and equipment                 16,771             17,216
Other assets                                14,876             14,782
                                          -----------------------------------
                                          $709,423           $693,123
                                          ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
 NOW (including Super NOW)                $ 77,393    1.49%  $119,729    1.49%
 Savings deposits                           61,585    1.89     62,711    1.93
 Money market accounts                     126,229    2.40     78,615    3.04
 Time deposits                             293,508    5.64    291,049    5.66
 Federal funds purchased and other
 short term borrowings                       6,419    4.20      2,710    4.39
                                          -----------------------------------
    TOTAL INTEREST BEARING LIABILITIES     565,134    3.92    554,814    3.96
Demand deposits                             76,848             72,137
Other liabilities                            4,871              3,644
                                          -----------------------------------
    TOTAL                                  646,853            630,595
Shareholders' equity                        62,570             62,528
                                          -----------------------------------
                                          $709,423           $693,123
                                          ===================================

Interest expense as % of earning assets               3.36%              3.43%
Net interest income as % of earning
assets                                                4.29%              4.23%


--------------------------------------------------------------------------------


        Consolidated Quarterly Average Balances, Yields and Rates (1)



                                                       1995 QUARTERS
--------------------------------------------------------------------------------
                                               Second              First
--------------------------------------------------------------------------------
                                             Average   Yield/   Average   Yield/
                                             Balance    Rate    Balance    Rate
--------------------------------------------------------------------------------
ASSETS
Earning Assets
Securities
 Taxable                                    $231,882    6.44%  $240,928    6.33%
 Nontaxable                                   13,616    8.43     13,798    8.26
                                            -----------------------------------
    TOTAL SECURITIES                         245,498    6.55    254,726    6.44
Federal funds sold and
 other short term investments                 49,489    6.05     44,550    5.94
Loans (2)                                    349,378    8.65    297,533    8.77
                                            -----------------------------------
    TOTAL EARNING ASSETS                     644,365    7.65    596,809    7.57
Allowance for loan losses                     (3,933)            (3,432)
Cash and due from banks                       25,022             24,942
Bank premises and equipment                   17,366             15,707
Other assets                                  14,379              8,791
                                            -----------------------------------
                                            $697,199           $642,817
                                            ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
 NOW (including Super NOW)                  $122,990    1.61%  $116,662    1.70%
 Savings deposits                             64,655    1.96     65,036    1.96
 Money market accounts                        79,690    3.12     74,363    3.12
 Time deposits                               283,124    5.53    240,630    5.00
 Federal funds purchased and other
 short term borrowings                         5,972    4.63     16,328    4.77
                                            -----------------------------------
    TOTAL INTEREST BEARING LIABILITIES       556,431    3.89    513,019    3.58
Demand deposits                               74,219             65,919
Other liabilities                              5,055              3,453
                                            -----------------------------------
    TOTAL                                    635,705            582,391
Shareholders' equity                          61,494             60,426
                                            -----------------------------------
                                            $697,199           $642,817
                                            ===================================
Interest expense as % of earning assets                 3.36%              3.08%
Net interest income as % of earning assets              4.29%              4.49%

-------------------------------------------------------------------------------

(1) The tax equivalent adjustment is based on a 34% tax rate. All yields/rates are calculated on an annualized basis.

(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.

                       SELECTED QUARTERLY INFORMATION
--------------------------------------------------------------------------------

                   Quarterly Consolidated Income Statement


                                                1996 QUARTERS
--------------------------------------------------------------------------------
(Dollars in thousands except per share data)    FOURTH    THIRD
--------------------------------------------------------------------------------
Net interest income:
 Interest income                              $13,384   $12,590
 Interest expense                               5,364     4,944
                                              -----------------
Net interest income                             8,020     7,646
Provision for loan losses                         150         0
                                              -----------------
Net interest income after provision for         7,870     7,646
losses
Noninterest income:
 Service charges on deposit accounts              763       708
 Trust fees                                       519       505
 Other service charges and fees                   318       279
 Brokerage commissions and fees                   534       432
 Other                                            135       142
 Securities gains (losses)                         20         8
                                              -----------------
 Total noninterest income                       2,289     2,074
Noninterest expenses:
 Salaries and wages                             2,845     2,708
 Pension and other employee benefits              671       587
 Occupancy                                        547       582
 Furniture and equipment                          443       451
 Marketing                                        516       360
 Legal and professional fees                      215       172
 FDIC assessments                                 (37)      554
 Foreclosed and repossessed asset
  management and dispositions                      73        91
 Amortization of intangibles                      166       165
 Other                                          1,638     1,548
                                              -----------------
 Total noninterest expenses                     7,077     7,218
                                              -----------------
Income before income taxes                      3,082     2,502
Provision for income taxes                      1,128       916
                                              -----------------
Net income                                    $ 1,954   $ 1,586
                                              =================
PER COMMON SHARE DATA
Net income                                    $  0.45   $  0.37
                                              =================
Cash dividends declared:
 Class A common stock                         $  0.20   $  0.15
Market price Class A common stock:
 Low close                                     23 1/4    21 3/4
 High close                                    26 1/2    24
 Bid price at end of period                    26        23 1/2

--------------------------------------------------------------------------------

                   Quarterly Consolidated Income Statement


--------------------------------------------------------------------------------
                                                1996 QUARTERS
(Dollars in thousands except per share data)    SECOND    FIRST
--------------------------------------------------------------------------------
Net interest income:
 Interest income                              $12,642   $13,206
 Interest expense                               4,962     5,450
                                              -----------------
 Net interest income                            7,680     7,756
Provision for loan losses                         150       150
                                              -----------------
Net interest income after provision for         7,530     7,606
 losses
Noninterest income:
 Service charges on deposit accounts              678       663
 Trust fees                                       513       532
 Other service charges and fees                   305       291
 Brokerage commissions and fees                   569       511
 Other                                            159       158
 Securities gains (losses)                         20        24
                                              -----------------
 Total noninterest income                       2,244     2,179
Noninterest expenses:
 Salaries and wages                             2,576     2,609
 Pension and other employee benefits              604       669
 Occupancy                                        598       577
 Furniture and equipment                          458       429
 Marketing                                        388       368
 Legal and professional fees                      276       181
 FDIC assessments                                  58        57
 Foreclosed and repossessed asset
  management and dispositions                     (32)       33
 Amortization of intangibles                      165       165
 Other                                          1,497     1,546
                                              -----------------
 Total noninterest expenses                     6,588     6,634
                                              -----------------
Income before income taxes                      3,186     3,151
Provision for income taxes                      1,128     1,140
                                              -----------------
Net income                                    $ 2,058   $ 2,011
                                              =================
PER COMMON SHARE DATA
Net income                                    $  0.48   $  0.47
                                              =================
Cash dividends declared:
 Class A common stock                         $  0.15   $  0.15
Market price Class A common stock:
 Low close                                     21        20 1/4
 High close                                    22 3/4    22 3/4
 Bid price at end of period                    22        22 1/4

--------------------------------------------------------------------------------


                    Quarterly Consolidated Income Statement




                                               1995 QUARTERS
(Dollars in thousands except per share data)   FOURTH    THIRD
--------------------------------------------------------------------------------
Net interest income:
 Interest income                              $12,622  $12,284
 Interest expense                               5,588    5,537
                                              ----------------
 Net interest income                            7,034    6,747
Provision for loan losses                         125      125
                                              ----------------
Net interest income after provision for         6,909    6,622
 losses
Noninterest income:
 Service charges on deposit accounts              667      655
 Trust fees                                       513      525
 Other service charges and fees                   281      291
 Brokerage commissions and fees                   475      369
 Other                                            139      123
 Securities gains (losses)                        218      269
                                              ----------------
 Total noninterest income                       2,293    2,232
Noninterest expenses:
 Salaries and wages                             2,430    2,455
 Pension and other employee benefits              509      493
 Occupancy                                        576      604
 Furniture and equipment                          436      495
 Marketing                                        324      328
 Legal and professional fees                      192      228
 FDIC assessments                                 102      176
 Foreclosed and repossessed asset
 management and dispositions                       46       14
 Amortization of intangibles                      165      146
 Other                                          1,357    1,198
                                              ----------------
 Total noninterest expenses                     6,137    6,137
                                              ----------------
Income before income taxes                      3,065    2,717
Provision for income taxes                      1,172      961
                                              ----------------
Net income                                    $ 1,893  $ 1,756
                                              ================
PER COMMON SHARE DATA
Net income                                    $  0.44  $  0.40
                                              ================
Cash dividends declared:
 Class A common stock                         $  0.15  $  0.13
Market price Class A common stock:
 Low close                                     21 5/8   18
 High close                                    25 1/4   22 1/2
 Bid price at end of period                    21 3/4   22

--------------------------------------------------------------------------------


                    Quarterly Consolidated Income Statement



                                                1995 QUARTERS
---------------------------------------------------------------
(Dollars in thousands except per share data)   SECOND     FIRST
---------------------------------------------------------------
Net interest income:
 Interest income                              $12,203  $11,042
 Interest expense                               5,402    4,534
                                              ----------------
 Net interest income                            6,801    6,508
Provision for loan losses                           0        0
                                              ----------------
Net interest income after  provision            6,801    6,508
 for losses
Noninterest income:
 Service charges on deposit accounts              633      499
 Trust fees                                       455      415
 Other service charges and fees                   259      267
 Brokerage commissions and fees                   412      299
 Other                                            121      119
 Securities gains (losses)                         46      (53)
                                              ----------------
 Total noninterest income                       1,926    1,546
Noninterest expenses:
 Salaries and wages                             2,442    2,323
 Pension and other employee benefits              497      452
 Occupancy                                        576      575
 Furniture and equipment                          485      484
 Marketing                                        351      364
 Legal and professional fees                      175      147
 FDIC assessments                                 225      225
 Foreclosed and repossessed asset
 management and dispositions                       31      (27)
 Amortization of intangibles                       86       21
 Other                                          1,239    1,301
                                              ----------------
 Total noninterest expenses                     6,107    5,865
                                              ----------------
Income before income taxes                      2,620    2,189
Provision for income taxes                        906      726
                                              ----------------
Net income                                    $ 1,714  $ 1,463
                                              ================
PER COMMON SHARE DATA
Net income                                    $  0.40  $  0.34
                                              ================
Cash dividends declared:
 Class A common stock                         $  0.13  $  0.13
Market price Class A common stock:
 Low close                                     17 3/4   16 1/4
 High close                                    19 1/2   19 1/4
 Bid price at end of period                    18 1/2  18 5/16

--------------------------------------------------------------------------------
                             FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Management's Report on Responsibilities for Financial Reporting


Management is responsible for the preparation and content of the accompanying financial statements and the other information contained in this report. Management believes that the financial statements have been prepared in conformity with appropriate, generally accepted accounting principles applied on a consistent basis and present fairly Seacoast Banking Corporation of Florida's consolidated financial condition and results of operations. Where amounts must be based on estimates and judgments, they represent the best estimates of management.

Management maintains and relies upon an accounting system and related internal accounting controls to provide reasonable assurance that transactions are properly executed and recorded and that the company's assets are safeguarded. Emphasis is placed on proper segregation of duties and authorities, the development and dissemination of written policies and procedures and a complete program of internal audits and management follow-up. In recognition of cost-benefit relationships and inherent control limitations, some features of the control systems are designed to detect rather than prevent errors, irregularities and departures from approved policies and practices. Management believes the system of controls has prevented or detected on a timely basis any occurrences that could be material to the financial statements and that timely corrective actions have been initiated when appropriate.

The accompanying 1996 financial statements have been audited by Arthur Andersen LLP certified public accountants. As part of their audit, Arthur Andersen LLP evaluated the accounting systems and related internal accounting controls only to the extent they deemed necessary to determine their auditing procedures.

Their audit would not necessarily disclose all internal accounting control weaknesses because of the limited purpose of their evaluation. Although the scope of Arthur Andersen LLP's audit did not encompass a complete review of and they have not expressed an opinion on the overall system of internal accounting control, they reported that their evaluation disclosed no conditions which they consider to be material internal accounting control weaknesses.

The Board of Directors pursues its oversight role for accounting and internal accounting control matters through an Audit Committee of the Board of Directors comprised entirely of outside Directors. The Audit Committee meets periodically with management, internal auditors and independent accountants. The independent accountants and internal auditors have full and free access to the Audit Committee and meet with it privately, as well as with management present, to discuss internal control accounting and auditing matters.



DALE M. HUDSON,
PRESIDENT and
CHIEF EXECUTIVE OFFICER

WILLIAM R. HAHL
SENIOR VICE PRESIDENT and
CHIEF FINANCIAL OFFICER

JOHN R. TURGEON
CONTROLLER

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Seacoast Banking Corporation of Florida
Stuart, Florida

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Banking Corporation of Florida and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                          Arthur Andersen LLP
Miami, Florida,
January 16, 1997.

                      CONSOLIDATED STATEMENTS OF INCOME
================================================================================
          Seacoast Banking Corporation of Florida and Subsidiaries



                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                               ---------------------------------------------
Year Ended December 31                  1996              1995              1994
--------------------------------------------------------------------------------
Interest on securities
 Taxable                           $  12,164         $  14,337         $  15,818
 Nontaxable                              711               780               812
Interest and fees on loans            37,655            30,707            21,782
Interest on federal funds              1,292             2,327               629
sold
                            ----------------------------------------------------
    TOTAL INTEREST INCOME             51,822            48,151            39,041
Interest on deposits                   5,060             5,507             5,500
Interest on time                      14,916            15,195             8,072
 certificates
Interest on borrowed money               744               359               269
                            ----------------------------------------------------
    TOTAL INTEREST EXPENSE            20,720            21,061            13,841

                            ----------------------------------------------------
    NET INTEREST INCOME               31,102            27,090            25,200
Provision for loan losses                450               250               145
                            ----------------------------------------------------
    NET INTEREST INCOME
     AFTER PROVISION FOR              30,652            26,840            25,055
     LOAN LOSSES
                            ----------------------------------------------------
Noninterest income
 Securities gains                         72               480               752
 Other                                 8,714             7,517             6,475
Noninterest expenses                  27,517            24,246            23,005
                            ----------------------------------------------------
    INCOME BEFORE INCOME              11,921            10,591             9,277
    TAXES

Provision for income taxes             4,312             3,765             3,091
                            ----------------------------------------------------
    NET INCOME                     $   7,609         $   6,826         $   6,186
                            ====================================================
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Per share common stock
    NET INCOME                     $    1.77         $    1.58         $    1.44
                            ====================================================
Average shares outstanding         4,304,962         4,309,590         4,305,592

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

                         CONSOLIDATED BALANCE SHEETS

          Seacoast Banking Corporation of Florida and Subsidiaries




                                              (IN THOUSANDS OF DOLLARS)
                                             ---------------------------
December 31                                          1996           1995
------------------------------------------------------------------------
ASSETS
Cash and due from banks                          $ 24,340       $ 56,618
Federal funds sold                                 76,250         58,400
Securities:
 Securities held for sale (at market)             159,133        159,480
 Securities held for investment (market
 values:
  1996 - $50,555 and 1995 - $55,525)               49,667         54,158
                                             ---------------------------
    TOTAL SECURITIES                              208,800        213,638

Loans                                             471,597        414,964
Less:  Allowance for loan losses                    4,286          4,066
                                             ------------   ------------
    NET LOANS                                     467,311        410,898

Bank premises and equipment                        16,110         16,104
Other real estate owned                             1,011            889
Core deposit                                        1,975          2,310
Goodwill                                            3,882          4,409
Other assets                                        8,729          8,082
                                             ---------------------------
TOTAL ASSETS                                     $808,408       $771,348
                                             ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
 Demand deposits (noninterest bearing)           $118,441       $ 96,253
 Savings deposits                                 277,184        274,617
 Other time deposits                              250,239        248,768
 Time certificates of $100,000 or more             46,893         41,329
                                             ---------------------------
    TOTAL DEPOSITS                                692,757        660,967
Federal funds purchased and securities sold
under agreement to repurchase, maturing
within 30 days                                     45,088         43,907

Other liabilities                                   3,794          4,274
                                             ---------------------------
                                                 $741,639        709,148
Commitments and Contingent Liabilities
(Notes I and P)

SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share
- authorized 1,000,000 shares, none issued
or outstanding                                          0              0
Class A common stock, par value $.10 per
share (liquidation preference of $2.50 per
share)authorized 10,000,000 shares, issued
3,795,501 and outstanding 3,765,301
shares in 1996, and 3,770,819 issued and
outstanding 3,700,013 shares in 1995                  380            377
Class B common stock, par value $.10 per
share authorized 810,000 shares, issued
and outstanding 492,529 shares in 1996 and
517,211 shares in 1995                                 49             52
Additional paid-in capital                         18,612         18,612
Retained earnings                                  50,121         45,540
Less: Treasury Stock (30,200 shares in 1996          (911)        (1,676)
and 70,806 shares in 1995), at cost
                                             ---------------------------
                                                   68,251         62,905
Securities valuation allowance                     (1,482)          (705)
                                             ---------------------------
TOTAL SHAREHOLDERS' EQUITY                         66,769         62,200
                                             ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $808,408       $771,348
                                             ===========================

------------------------------------------------------------------------
See notes to consolidated financial statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------
          Seacoast Banking Corporation of Florida and Subsidiaries




                                       (In thousands of dollars)
                                       ----------------------------
Year Ended December 31                  1996        1995       1994
-------------------------------------------------------------------
Increase (Decrease) in Cash and
 Cash Equivalents
Cash flows from operating
 activities
 Interest received                  $ 51,683   $  49,180   $ 39,869
 Fees and commissions received         8,714       7,515      6,431
 Interest paid                       (20,945)    (20,815)   (13,723)
 Cash paid to suppliers and          (24,758)    (21,598)   (21,037)
 employees
 Income taxes paid                    (4,621)     (3,232)    (3,108)
                                    -------------------------------
Net cash provided by operating        10,073      11,050      8,432
 activities
Cash flows from investing
 activities
   Maturities of securities held      44,257      36,827     20,200
   for sale

   Maturities of investment            9,669      25,759     12,797
   securities held for investment
   Proceeds from sale of              49,892     115,107     72,521
   securities held for sale
  Proceeds from sale of
   investment securities held for          0           0          0
   investment
  Purchase of securities held for    (65,605)   (109,132)   (83,358)
   sale

  Purchase of securities held for     (5,011)     (5,112)   (11,292)
  investment
  Proceeds from sale of loans              0           0     24,699
  Net new loans and principal        (87,609)    (77,011)   (44,643)
   repayments
 Proceeds from the sale of other       1,081         239      4,143
  real estate owned
 Deletions (additions) to bank        (1,640)         43     (1,030)
  premises and equipment

 Purchase of American Bank                 0      (4,659)         0
  Capital Corporation of
  Florida, net of cash
 Net change in other assets             (251)        (87)      (299)
                                    -------------------------------
Net cash used in investing           (55,217)    (18,026)    (6,262)
activities
Cash flows from financing
activities
 Net increase (decrease) in           31,798      39,042     26,146
  deposits
 Net increase (decrease) in            1,181        (732)     4,106
  federal funds purchased and
  repurchase agreements
 Issuance of common stock -
  Employee Stock Purchase                  0         115        181
  and Profit Sharing Plans
 Exercise of stock options               336         (58)        88


 Treasury stock acquired                 131      (1,676)         0
 Dividends paid                       (2,730)     (2,277)    (2,070)
                                    -------------------------------
 Net cash provided by financing       30,716      34,414     28,451
  activities
                                    -------------------------------
 Net increase (decrease) in cash     (14,428)     27,438     30,621
  and cash equivalents
 Cash and cash equivalents at        115,018      87,580     56,959
  beginning of year
                                    -------------------------------
 Cash and cash equivalents at end   $100,590   $ 115,018   $ 87,580
  of year                           ================================


-------------------------------------------------------------------

               Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
          Seacoast Banking Corporation of Florida and Subsidiaries



                                                        Common Stock
                                            ------------------------------------
                                                 Class A            Class B
                                            ------------------------------------
(In thousands of dollars)
                                                Shares  Amount    Shares  Amount
--------------------------------------------------------------------------------
Balance at December 31,
1993                                        3,692,414     $369  571,325     $57

Exchange of Class B
 common stock for
 Class A common stock                           7,971        1   (7,971)     (1)
Issuance of Class A
 common stock for
 Employee Stock
 Purchase and Profit
 Sharing Plan                                  10,339        1
Exercise of stock
 options                                        8,000        1

Net income
Cash dividends declared
Net change in
 securities valuation
 equity (allowance)
                                            ------------------------------------
Balance at December 31,
1994                                        3,718,724      372  563,354      56
Exchange of Class B
 common stock for Class
A common stock                                 46,143        4  (46,143)     (4)
Issuance of Class A
 common stock for
Employee Stock
Purchase and Profit
Sharing Plan                                    5,952        1
Treasury stock acquired                       (71,500)
Treasury stock issued                             694
 for Employee Stock
Purchase and Profit
Sharing Plan
Exercise of stock
 options
Net income
Cash dividends declared
Net change in
 securities valuation
 equity (allowance)
                                            ------------------------------------
Balance at December 31,
 1995                                       3,700,013      377  517,211      52
Exchange of Class B
common stock for
 Class A common stock                          24,682        3  (24,682)     (3)
Treasury stock acquired                          (736)
Treasury stock issued
 for Employee                                   2,842
Stock Purchase and Profit Sharing Plan
Treasury stock issued
 for exercise of stock
 options                                       28,500
Treasury stock issued for stock awards         10,000
Net income
Cash dividends declared
Net change in
 securities
 valuation equity (allowance)
                                            ------------------------------------
Balance at December 31,
1996                                         3,765,301     $380  492,529     $49

================================================================================
See notes to consolidated financial statements.

--------------------------------------------------------------------
          Seacoast Banking Corporation of Florida and Subsidiaries



                                  Additional
                                   Paid-in  Retained     Restricted/
(In thousands of dollars)          Capital  Earnings  Treasury Stock
--------------------------------------------------------------------
Balance at December 31, 1993      $18,231   $36,933          $    0
Exchange of Class B
 common stock for Class
A common stock
Issuance of Class A
 common stock for
Employee Stock
Purchase and Profit
Sharing Plan                          180
Exercise of stock
 options                               87
Net income                                    6,186
Cash dividends declared                      (2,070)
Net change in
 securities valuation
 equity (allowance)
                                  ----------------------------------
Balance at December 31,
1994                               18,498    41,049               0
Exchange of Class B
 common stock for
Class A common stock
Issuance of Class A
 common stock for
Employee Stock
Purchase and Profit
Sharing Plan                          114
Treasury stock acquired                                      (1,692)
Treasury stock issued
 for Employee Stock
Purchase and Profit
Sharing Plan                                                     16
Exercise of stock
 options                                        (58)
Net income                                    6,826
Cash dividends declared                      (2,277)
Net change in
 securities valuation
 equity (allowance)
                                  ----------------------------------
Balance at December 31,
 1995                              18,612    45,540          (1,676)
Exchange of Class B
 common stock for
Class A common stock
Treasury stock acquired                                         (16)
Treasury stock issued
 for Employee Stock
Purchase and Profit
Sharing Plan                           (1)                       62
Treasury stock issued
 for exercise of stock
 options                              (10)     (298)            644
Treasury stock issued
 for stock awards                      11                        75
Net income                                    7,609
Cash dividends declared                      (2,730)
Net change in
 securities
 valuation equity (allowance)
                                  ----------------------------------
Balance at December 31,
1996                              $18,314   $50,419          $ (911)
===================================================================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
          Seacoast Banking Corporation of Florida and Subsidiaries


                                                            Securities
                                                      Valuation Equity
(In thousands of dollars)                                  (Allowance)     Total
--------------------------------------------------------------------------------
Balance at December 31,                                       $ 4,667   $60,257
1993
Exchange of Class B
 common stock for
Class A common stock
Issuance of Class A
 common stock for
Employee Stock
Purchase and Profit
Sharing Plan                                                                181
Exercise of stock
 options                                                                     88
Net income                                                                6,186
Cash dividends declared                                                  (2,070)
Net change in
 securities
 valuation equity (allowance)                                   (9,058)   (9,058)
                                                               -----------------
Balance at December 31,                                         (4,391)   55,584
 1994
Exchange of Class B
 common stock for Class
A common stock
Issuance of Class A
 common stock for
 Employee Stock
 Purchase and
 Profit Sharing Plan                                                        115
Treasury stock acquired                                                  (1,692)
Treasury stock issued
 for Employee Stock Purchase and Profit Sharing Plan                         16
Exercise of stock
 options                                                                    (58)
Net income                                                                6,826
Cash dividends declared                                                  (2,277)
Net change in
 securities valuation
equity (allowance)                                              3,686     3,686
                                                              -----------------
Balance at December 31,                                          (705)   62,200
 1995
Exchange of Class B
 common stock for Class
A common stock
Treasury stock acquired                                                     (16)
Treasury stock issued
 for Employee Stock Purchase and Profit Sharing Plan                         61
Treasury stock issued
 for exercise of stock
 options                                                                    336
Treasury stock issued
 for stock awards                                                            86
Net income                                                                7,609
Cash dividends declared                                                  (2,730)
Net change in
 securities                                                     (777)     (777)
 valuation equity (allowance)                                 -----------------

Balance at December 31,
 1996                                                        $(1,482)  $66,769
===============================================================================

See notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
          Seacoast Banking Corporation of Florida and Subsidiaries


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS: The Company is one bank holding company whose operations and locations are more fully described under the heading "Corporate Profile" and "Markets Served" on the inside of the front cover and on page 1 of this annual report.

USE OF ESTIMATES: The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

SECURITIES: Securities that may be sold as part of the Company's asset/liability management or in response to, or in anticipation of changes in interest rates and resulting prepayment risk, or for other factors are stated at market value. Such securities are held for sale with unrealized gains of losses reflected as a component of Shareholders' Equity net of tax. Debt securities that the Company has the ability and intent to hold to maturity are carried at amortized cost. Interest income on securities, including amortization of premiums and accretion of discounts is recognized using the interest method.

The Company generally anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage backed securities. The adjusted cost of each specific security sold is used to compute gains or losses on the sale of securities.

OTHER REAL ESTATE OWNED: Other real estate owned consists of real estate acquired in lieu of unpaid loan balances. These assets are carried at an amount equal to the loan balance prior to foreclosure plus costs incurred for improvements to the property, but no more than the estimated fair value of the property.

BANK PREMISES AND EQUIPMENT: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight line method, over the estimated useful lives as follows: building - 25-40 years, furniture and equipment - 4-12 years.

PURCHASE METHOD OF ACCOUNTING: Net assets of companies acquired in purchase transactions are recorded at fair value at date of acquisition. Core deposit intangibles are amortized on a straight line basis over estimated periods benefited, not exceeding 10 years. Goodwill is amortized on a straight line basis over 15 years.

MORTGAGE SERVICING RIGHTS: The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an Amendment of SFAS No. 65," as of January 1, 1996. The Company acquires mortgage servicing rights through the origination of mortgage loans, and the Company sells or securitizes those loans with servicing rights retained. Under Statement of Financial Accounting Standards No. 122, the Company allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

The Company assesses its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The portfolio is stratified by two predominant risk characteristics: loan type and fixed versus variable interest rate. Impairment, if any, is recognized through a valuation allowance for each impaired stratum. Mortgage servicing rights are amortized in proportion to, and over the period of, the estimated net future servicing income.

For years prior to 1996, the Company had not purchased the rights to service loans and consequently, had not recognized mortgage servicing rights as an asset. The effect of adoption of this Statement in 1996 was not significant.

REVENUE RECOGNITION: Interest on loans is accrued based upon the principal amount outstanding. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest.

When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in the prior year is charged to the allowance for loan losses.

Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

PROVISION FOR LOAN LOSSES: The provision for loan losses is management's judgement of the amount necessary to increase the allowance for loan losses to a level sufficient to cover losses in the collection of loans.

NET INCOME PER SHARE: Net income per share is based upon the weighted average number of shares of both Class A and Class B common stock and equivalents outstanding during the respective years.

CASH FLOW INFORMATION: For the purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and federal funds sold as cash and cash equivalents.


NOTE B - CASH, DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, the Company and its subsidiary bank enter into agreements, or are subject to regulatory agreements, that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:

The Company's subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1996 was approximately $2,000,000.

Under Federal Reserve regulation, the Company's subsidiary bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 1996, the maximum amount available for transfer from the subsidiary bank to the Company in the form of loans approximated 18 percent of consolidated net assets.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction the Company's subsidiary bank can distribute as dividends to the Company in 1997, without prior approval of the Comptroller of the Currency, approximately $ 8,300,000.


NOTE C - SECURITIES

The amortized cost and market value of securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


                               Held for Investment     Held for Sale
                             -----------------------------------------
                             Amortized     Market    Amortized  Market
(In thousands of dollars)       Cost       Value       Cost      Value
----------------------------------------------------------------------
Due in one year or less       $ 2,871     $ 2,885   $      0  $      0
Due after one year             16,139      16,576     44,749    44,417
 through five years
Due after five years            2,276       2,399      5,027     5,188
 through ten years
Due after ten years             5,317       5,466          0         0
                           -------------------------------------------
                               26,603      27,326     49,776    49,605
Mortgage backed                23,064      23,229     73,498    72,873
 securities
No contractual maturity             0           0     37,698    36,655
                           -------------------------------------------
                              $49,667     $50,555   $160,972  $159,133
======================================================================

Proceeds from sales of securities during 1996 were $49,892,000 with gross gains of $150,000 and gross losses of $78,000. During 1995, proceeds from sales of securities were $115,107,000 with gross gains of $778,000 and gross losses of $298,000. During 1994, proceeds from sales of securities were $72,521,000 with gross gains of $1,178,000 and gross losses of $426,000.

Securities with a carrying value of $82,930,000 at December 31, 1996, were pledged to secure United States Treasury deposits, other public deposits and trust deposits.

The amortized cost and market value of securities follow:


                                              Gross       Gross
                                 Amortized  Unrealized  Unrealized   Market
(In thousands of dollars)          Cost       Gains       Losses     Value
----------------------------------------------------------------------------
DECEMBER 31, 1996:
Securities Held for Sale:
U.S. Treasury and U.S.
 Government agencies              $ 49,776      $  290    $  (461)  $ 49,605
Mortgage backed securities          73,498         126       (751)    72,873
Mutual funds                        35,377           0     (1,044)    34,333
Other securities                     2,321           1          0      2,322
                                  ------------------------------------------
                                  $160,972      $  417    $(2,256)  $159,133
                                  ==========================================
Securities Held for Investment:
U.S. Treasury and U.S.
 Government agencies              $ 15,596      $  267    $     0   $ 15,863
Mortgage backed securities          23,064         265       (100)    23,229
Tax exempt                          10,907         459         (3)    11,363
Other securities                       100           0          0        100
                                  ------------------------------------------
                                  $ 49,667      $  991    $  (103)  $ 50,555
                                  ==========================================
DECEMBER 31, 1995:
Securities Held for Sale:
U.S. Treasury and U.S.
 Government agencies              $ 34,512      $  645    $   (37)  $ 35,120
Mortgage backed securities          87,908         551       (454)    88,005
Mutual funds                        35,577           0     (1,030)    34,547
Other securities                     1,794          14          0      1,808
                                  ------------------------------------------
                                  $159,791      $1,210    $(1,521)  $159,480
                                  ==========================================
Securities Held for Investment:
U.S. Treasury & U.S.
 Government agencies              $ 17,329      $  669    $     0   $ 17,998
Mortgage backed securities          23,837         259       (102)    23,994
Tax exempt                          12,892         544         (3)    13,433
Other securities                       100           0          0        100
                                  ------------------------------------------
                                  $ 54,158      $1,472    $  (105)  $ 55,525
                                  ==========================================

NOTE D - LOANS

An analysis of loans follows:


December 31
(In thousands of dollars)      1996      1995
---------------------------------------------
Real estate                $ 11,880  $ 10,540
construction
Real estate mortgage        378,227   335,031
Commercial and               22,857    17,205
financial
Installment loans to         58,187    51,959
individuals
Other                           446       229
                           ------------------
                           $471,597  $414,964
                           ==================

One of the sources of the Company's business is loans to directors, officers and other members of management. These loans are made on the same terms as all other loans and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $3,777,000 and $3,786,000 at December 31, 1996 and 1995, respectively. During 1996, $3,035,000 of new loans were made and repayments totalled $3,044,000.

See Page 26 of Management's Discussion and Analysis for information about concentrations of credit risk of all financial instruments.


Note E - Impaired Loans and Allowance for Loan Losses

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures," as of January 1, 1995. These statements require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

The Company had previously measured the allowance for loan losses using methods similar to those described in Statement of Financial Accounting Standard No.
114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

The Company's recorded investment in impaired loans and related valuation allowance are as follows:



December 31                        1996                   1995
                            RECORDED   VALUATION   Recorded   Valuation
(In thousands of dollars)  INVESTMENT  ALLOWANCE  Investment  Allowance
-----------------------------------------------------------------------
Impaired loans:
 Valuation allowance             $  0         $0      $  585        $14
  required
 No valuation allowance           161          0         681          0
  required
                                 --------------------------------------
                                 $161         $0      $1,266        $14
                                 ======================================

The valuation allowance is included in the allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 were $832,000 and $204,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. The Company recognized interest income on impaired loans of $22,000 and $37,000 for the year ended December 31, 1995 and 1996.

Transactions in the allowance for loan losses are summarized as follows:


Year Ended December 31
(In thousands of dollars)                             1996     1995     1994
----------------------------------------------------------------------------
Balance, beginning of year                          $4,066   $3,373   $3,622
Provision charged to operating expense                 450      250      145

Allowance applicable to loans of purchased company       0      556        0
Charge offs                                           (582)    (533)    (819)
Recoveries                                             352      420      425
                                                    ------------------------
Balance, end of year                                $4,286   $4,066   $3,373
                                                    ========================


NOTE F - BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:


                                      Accumulated
(In thousands of dollars)           Depreciation & Net Carrying
                                     Amortization        Value
                               Cost
---------------------------------------------------------------
DECEMBER 31, 1996
Premises (including land of  $18,025      $ 5,363       $12,662
 $2,900)
Furniture and equipment       12,295        8,847         3,448
                             ----------------------------------
                             $30,320      $14,210       $16,110
                             ==================================
DECEMBER 31, 1995
Premises (including land of  $17,428      $ 4,727       $12,701
$2,769)
Furniture and equipment       11,733        8,330         3,403
                             ----------------------------------
                             $29,161      $13,057       $16,104
                             ==================================


NOTE G - SHORT TERM BORROWINGS

All of the Company's borrowings were comprised of federal funds purchased and securities sold under agreements to repurchase with maturities primarily from overnight to seven days:


(In thousands of dollars)      1996      1995      1994
-------------------------------------------------------
Maximum amount outstanding
 at any month end           $45,088   $43,907   $44,639
Average interest rate
 outstanding at end of         3.92%     3.91%     4.56%
 year
Average amount outstanding  $17,978   $ 7,816   $ 7,949
Weighted average interest      4.14%     4.59%     3.38%
 rate
-------------------------------------------------------

The Company's subsidiary bank has unused lines of credit to purchase federal funds from its correspondent banks of $45,500,000 at December 31, 1996.

NOTE H - EMPLOYEE BENEFITS

The Company's profit sharing plan which covers substantially all employees after one year of service includes a matching benefit feature for employees electing to defer the elective portion of their profit sharing compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The profit sharing contributions charged to operations were $801,000 in 1996, $572,000 in 1995 and $539,000 in 1994.

The Company's stock option and stock appreciation rights plans were approved by the Company's shareholders on April 25, 1991 and April 25, 1996. The number of shares of Class A common stock that may be purchased pursuant to the 1991 and 1996 plans shall not exceed 300,000 shares for each plan. The Company has granted options on 286,000 shares and 47,000 shares, respectively through December 31, 1996. Under both plans the option exercise price equals the Class A common stock's market price on the date of grant. All options have a four year vesting period and a contractual life of ten years.

The following table presents a summary of stock option activity for 1995 and 1996:


----------------------------------------------------------------------------------------
                     Number      Weighted Average     Option Price   Weighted Average
                    of Shares      Fair Value           Per Share    Exercise Price
                    --------------------------------------------------------------------
Options
 outstanding,
January 1, 1995      205,500                          $11.00-19.00          $15.93
Exercised             (8,000)                                11.00           11.00
Granted               60,000           $4.74                 17.50           17.50
Cancelled             (8,000)                                19.75           19.75
                    --------------------------------------------------------------------
Options
 outstanding,
 December 31, 1995   249,500                         11.00 - 19.75           16.34
Exercised            (28,500)                        11.00 - 19.00           11.78
Granted               47,000           $5.64                 21.75           21.75
Cancelled             (8,000)                                17.50           17.50
                    --------------------------------------------------------------------
Options
 outstanding,
 December 31, 1996   260,000                         11.00 - 21.75           17.78
                    --------------------------------------------------------------------
Options
 exercisable,
December 31, 1995     96,000                                                 14.38
December 31, 1996    122,000                                                 16.11
========================================================================================

The following table summarizes information about stock options outstanding at December 31, 1996:


                                 Options Outstanding                                               Options Exercisable
----------------------------------------------------------------------------------------------------------------------------------
                                                          Weighted
                                                           Average
                                   Number of              Remaining           Weighted             Number of           Weighted
           Range of                 Shares               Contractual           Average               Shares             Average
            Exercise             Outstanding            Life in Years        Exercise Price        Exercisable       Exercise Price
             Prices
----------------------------------------------------------------------------------------------------------------------------------
              $11.00                10,000                  4.42                $11.00                10,000              $11.00
               11.75                33,500                  5.17                 11.75                33,500               11.75
               17.50                52,000                  8.17                 17.50
               17.75                35,000                  6.92                 17.75                23,333               17.75
               19.00                82,500                  6.17                 19.00                55,000               19.00
               21.75                47,000                  9.50                 21.75
----------------------------------------------------------------------------------------------------------------------------------
                                   260,000                  7.07                 17.78               121,833               16.11
==================================================================================================================================

The two stock option plans are accounted for under APB Opinion No. 25, and therefore no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


In Thousands                 1996    1995
-----------------------------------------
Net Income:   As Reported  $7,609  $6,826
              Pro Forma     7,526   6,786
Primary EPS:  As Reported    1.77    1.58
              Pro Forma      1.75    1.57

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; risk-free interest rates of 7.11 percent for 1996 and 7.59 percent for 1995; expected dividend yield of 3.3 percent; expected lives of 7 years; expected volatility of 20.8 percent.

The Company's defined benefit plan was terminated in 1996 and resulted in a one-time charge of $607,000. The Company has received regulatory approval for the termination and has no further obligation to the plan or its participants.


NOTE I - LEASE COMMITMENTS

The Company is obligated under various noncancelable operating leases for equipment, buildings and land. At December 31, 1996, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(In thousands of dollars)

--------------------
1997         $ 1,141
1998           1,019
1999             918
2000             732
2001             729
Thereafter     6,942
             -------
             $11,481
             =======

Rent expense charged to operations was $1,066,000 in 1996, $995,000 in 1995, and $1,033,000 in 1994. Certain leases contain provisions for renewal and change with the consumer price index.

Certain property is leased from related parties of the Company at prevailing rental rates. Lease payments to these individuals were $206,000 in 1996, $185,000 in 1995, and $259,000 in 1994.

NOTE J - INCOME TAXES

The provision for income taxes including tax effects of security transaction gains (1996 - $27,000; 1995 - $175,000; 1994 - $267,000) are as follows:


Year Ended December 31
(In thousands of dollars)    1996     1995    1994
--------------------------------------------------
Current
 Federal                   $4,204   $3,311  $2,313
 State                        524      403     150
Deferred
 Federal                     (372)      46     554
 State                        (44)       5      74
                           -----------------------
                           $4,312   $3,765  $3,091
                           =======================

--------------------------------------------------------------------------------

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in deferred income taxes as follows:


(In thousands of dollars)    1996    1995    1994
-------------------------------------------------
Depreciation                $(143)  $(135)  $(260)
Allowance for loan losses     (93)      2     152
Interest and fee income        51      63    (126)
Other real estate owned       (24)     (4)    736
Tax accounting change           0      26     113

Pension                      (229)     53      46
Other                          22      46     (33)
                            ---------------------
                            $(416)  $  51   $ 628
                            =====================

The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 34 percent to pretax income) and the reported income tax expense relating to income before income taxes is as follows:


Year Ended December 31
(In thousands of dollars)       1996     1995     1994
------------------------------------------------------
34% of income before          $4,077   $3,601   $3,154
 income taxes
Increase (decrease)
 resulting from the effects
 of:
Tax-exempt interest on
 obligations of states and
 political subdivisions         (216)    (234)    (253)
State income taxes              (164)    (139)     (76)
Dividend exclusion                (8)      (7)      (8)
Amortization of                  198      108        0
 intangibles
Other                            (55)      28       50
                              ------------------------
Federal tax provision          3,832    3,357    2,867
State tax provision              480      408      224
                              ------------------------
Applicable income taxes       $4,312   $3,765   $3,091
                              ========================

The net deferred tax assets are comprised of the following:

December 31 (In thousands of dollars)     1996      1995
--------------------------------------------------------
Allowance for loan losses              $ 1,303   $ 1,210
Other real estate owned                     39        15
Net unrealized securities losses           880       402
Other                                      139         0
                                       -----------------
  Gross deferred tax assets              2,361     1,627
Depreciation                              (744)     (887)
Interest and fee income                   (383)     (332)
Other                                        0       (68)
                                       -----------------
  Gross deferred tax liabilities        (1,127)   (1,287)

Deferred tax asset valuation                 0         0
 allowance
                                       -----------------
Net deferred tax assets                $ 1,234   $   340
                                       =================

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS

The carrying amount was used as a reasonable estimate of fair value.

SECURITIES

The fair value of U.S. Treasury and U.S. Government agency, mutual fund and mortgage backed securities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments.

LOANS

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card, etc. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of loans, except residential mortgage and credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusting for prepayment assumptions using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs. For credit card loans, cash flows and maturities are based on contractual terms. The fair value estimate for credit card loans is based on the carrying value of existing loans at December 31, 1996 and 1995. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

DEPOSIT LIABILITIES

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.



                                     1996                       1995
                           -------------------------------------------------
December 31                Carrying  Fair Value          Carrying Fair Value
(In thousands of dollars)   Amount                        Amount
----------------------------------------------------------------------------
Financial Assets
 Cash and cash              $100,590    $100,590         $115,018    $115,018
  equivalents
 Securities                  208,800     209,688          213,638     215,005
 Loans, net                  467,311     467,865          410,898     415,647

Financial Liabilities
 Deposits                    692,757     693,523          660,967     662,141
 Borrowings                   45,088      45,088           43,907      43,907
Contingent Liabilities
 Commitments to extend             0         425                0         335
  credit
 Standby letters of                0           6                0          11
  credit

-----------------------------------------------------------------------------


NOTE L - NONINTEREST INCOME AND EXPENSES


Details of noninterest income and expenses follow:

Year Ended December 31                    1996     1995     1994
(In thousands of dollars)
----------------------------------------------------------------
Noninterest income
 Service charges on deposit accounts   $ 2,812  $ 2,454  $ 2,033
 Trust fees                              2,069    1,908    1,722
 Other service charges and fees          1,193    1,098    1,028
 Brokerage commissions and fees          2,046    1,555    1,190
 Other                                     594      502      502
                                       -------------------------
                                         8,714    7,517    6,475
 Securities gains                           72      480      752
                                       -------------------------
                                       $ 8,786  $ 7,997  $ 7,227
                                       =========================
Noninterest expenses
 Salaries and wages                    $10,738  $ 9,650  $ 8,682
 Pension and other employee benefits     2,531    1,951    1,815
 Occupancy                               2,304    2,331    2,230
 Furniture and equipment                 1,781    1,900    2,027
 Marketing                               1,632    1,367    1,262
 Legal and professional fees               844      742      888
 FDIC assessments                          632      728    1,191
 Foreclosed and repossessed asset
  management and dispositions              165       64       20
 Amortization of intangibles               661      418       88
 Other                                   6,229    5,095    4,802
                                       -------------------------
                                       $27,517  $24,246  $23,005
                                       =======  =======  =======

NOTE M - SHAREHOLDERS' EQUITY

The Company has reserved 100,000 Class A common shares for issuance in connection with an employee stock purchase plan and 150,000 Class A common shares for issuance in connection with an employee profit sharing plan. At December 31, 1996, an aggregate of 35,236 shares and 52,422 shares, respectively, have been issued as a result of employee participation in these plans.

Holders of Class A common stock are entitled to one vote per share on all matters presented to shareholders. Holders of Class B common stock are entitled to 10 votes per share on all matters presented to shareholders. Class A and Class B common stock vote together as a single class on all matters, except as required by law or as provided otherwise in the Company's Articles of Incorporation. Each share of Class B common stock is convertible into one share of Class A common stock at any time prior to a vote of shareholders authorizing a liquidation or dissolution of the Company.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional dicretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's captial amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantiative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1996 that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Company's regulator categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                            MINIMUM FOR CAPITAL
                                                            ADEQUACY PURPOSES
                                                          ----------------------
(IN THOUSANDS OF DOLLARS)         AMOUNT       RATIO      AMOUNT      RATIO
--------------------------------------------------------------------------------
AT DECEMBER 31, 1996:
 Total Capital (to risk-          $66,023      15.00%     $35,203     > 8.00%
 weighted assets)                                                     -

 Tier 1 Capital (to                61,737      14.03       17,602     > 4.00%
 risk-weighted assets)                                                -

 Tier 1 Capital (to                61,737       8.32       29,692     > 4.00%
 average assets)                                                      -

AT DECEMBER 31, 1995:
 Total Capital (to risk-          $59,838      14.86%     $32,219     > 8.00%
 weighted assets)                                                     -

 Tier 1 Capital (to                55,772      13.85       16,109     > 4.00%
 risk-weighted assets)                                                -

 Tier 1 Capital (to                55,772       7.93       28,117     > 4.00%
 average assets)                                                      -
--------------------------------------------------------------------------------


                                      MINIMUM TO BE WELL
                                       CAPITALIZED UNDER
                                      PROMPT CORRECTIVE
                                       ACTION PROVISIONS
                                   ----------------------
(IN THOUSANDS OF DOLLARS)             AMOUNT       RATIO
AT DECEMBER 31, 1996:

 Total Capital (to risk-              $44,004    > 10.00%
 weighted assets)                                -

 Tier 1 Capital (to                    26,402    >  6.00%
 risk-weighted assets)                           -

 Tier 1 Capital (to                    37,115    >  5.00%
 average assets)                                 -

AT DECEMBER 31, 1995:

 Total Capital (to risk-              $40,274    > 10.00%
 weighted assets)                                -

 Tier 1 Capital (to                    24,164    >  6.00%
 risk-weighted assets)                           -

 Tier 1 Capital (to                    35,147    >  5.00%
 average assets)                                 -

The above ratios are comparable for the Company's wholly owned banking subsidiary.

NOTE N - ACQUISITION

On April 14, 1995, the Company acquired American Bank Capital
Corporation of Florida and its subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Company paying $9.3 million. The following represents the unaudited proforma impact as of and for the year ended December 31, 1994, assuming the acquisition occurred January 1, 1994:

                     (IN THOUSANDS OF DOLLARS, EXCEPT PER
                                SHARE AMOUNTS)
FOR THE YEAR ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
Net interest income                                                      $27,328
Noninterest income                                                         7,771
Noninterest expense                                                       24,330
Net income                                                                 6,910
Earnings per share                                                          1.60

NOTE O - SEACOAST BANKING CORPORATION OF FLORIDA
(PARENT COMPANY ONLY) FINANCIAL INFORMATION


BALANCE SHEETS

December 31
(In thousands of dollars)                1996     1995
------------------------------------------------------
ASSETS
 Cash                                 $    10  $    10
 Securities purchased under             4,605    3,772
 agreement to resell with
 subsidiary bank, maturing
 within 30 days
Securities held for sale                1,547    1,596
Investment in subsidiaries             60,613   56,875
Other assets                               79       32
                                      ----------------
                                      $66,854  $62,285
                                      ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Other liabilities                     $    85  $    85
Shareholders' Equity                   66,769   62,200
                                      ----------------
                                      $66,854  $62,285
                                      ================

STATEMENTS OF INCOME


Year Ended December 31
(In thousands of dollars)            1996    1995    1994
---------------------------------------------------------
INCOME
 Dividends
  Subsidiary                       $3,219  $2,668  $2,378
  Other                                33      30      33
 Interest                             248     292     235
                                   ----------------------
                                    3,500   2,990   2,646
EXPENSES                              446     408     553
                                   ----------------------
Income before income tax credit
 and equity in undistributed
 income of subsidiaries             3,054   2,582   2,093
Income tax credit                      69      38     109
                                   ----------------------
Income before equity in
 undistributed income of
 subsidiaries                       3,123   2,620   2,202
Equity in undistributed income of
 subsidiaries                       4,486   4,206   3,984
                                   ----------------------
NET INCOME                         $7,609  $6,826  $6,186
                                   ======================

STATEMENTS OF CASH FLOWS

Year Ended December 31
(In thousands of dollars)                1996      1995      1994
-----------------------------------------------------------------
INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES
 Interest received                    $   253   $   292   $   235
 Dividends received                     3,251     2,701     2,414
 Income taxes received                     38       109        67
 Cash paid to suppliers                  (446)     (419)     (563)
                                      ---------------------------
Net cash provided by operating
 activities                             3,096     2,683     2,153
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in securities
 purchased under agreement to
 resell, maturing in 30 days             (833)    1,213      (352)
                                      ---------------------------
Net cash provided by (used in)
 investing activity                      (833)    1,213      (352)
CASH FLOWS FROM FINANCING
 Issuance of common stock -
   Employee Stock Purchase and
    Profit Sharing Plan                     0       115       181
  Exercise of Stock Options               336       (58)       88
  Treasury Stock (Purchase)               131    (1,676)        0
  Dividends paid                       (2,730)   (2,277)   (2,070)
                                      ---------------------------
 Net cash used in financing            (2,263)   (3,896)   (1,801)
                                      ---------------------------
 Net change in cash                         0         0         0
 Cash at beginning of year                 10        10        10
                                      ---------------------------
 Cash at end of year                  $    10   $    10   $    10
                                      ===========================



RECONCILIATION OF NET INCOME TO
 CASH PROVIDED BY OPERATING
 ACTIVITIES
 Net income                           $ 7,609   $ 6,826   $ 6,186
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
 Amortization                               5         4         4
 Equity in undistributed income        (4,486)   (4,206)   (3,984)
  of subsidiaries
 Change in other assets                   (32)       70       (41)
  Change in other liabilities               0       (11)      (12)
                                      ---------------------------
 Net cash provided by operating
  activities                          $ 3,096   $ 2,683   $ 2,153
                                      ===========================

NOTE P - CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF BALANCE SHEET RISK

The Company and its subsidiary bank, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed.

Management, based upon advice of legal counsel, does not expect that the final outcome of threatened or filed suits will have a materially adverse effect on its results of operations or financial condition.

The Company's subsidiary bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.

The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and standby letters of credit as it does for on balance sheet instruments.


                                        Contract or
                                      Notional Amount
December 31 (In thousands of dollars)
                                            1996       1995
-----------------------------------------------------------
Financial instruments whose
 contract amounts represent credit
 risk:
Commitments to extend credit             $42,470    $33,502
Standby letters of credit and
 financial guarantees written:
Secured                                      416        898
Unsecured                                    136        168
-----------------------------------------------------------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis.

The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $42,470,000 outstanding at December 31, 1996, $25,900,000 is secured by 1-4 family residential properties.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for the above secured standby letters of credit at December 31, 1996 and 1995 amounted to $872,000 and $1,228,000, respectively.


NOTE Q - SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENT OF CASH FLOWS

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                       (In thousands of dollars)
                                     -----------------------------
Year Ended December 31                  1996       1995       1994
------------------------------------------------------------------
Net Income                           $ 7,609    $ 6,826   $  6,186
Adjustments to reconcile net
income to net cash provided by
operating activities
 Depreciation and amortization         2,426      2,594      2,717
 Provision for loan losses               450        250        145
 Provision (credit) for deferred        (416)        51        628
  taxes
 Gain on sale of securities              (72)      (480)      (752)
 Gain on sale of loans                     0          0        (45)
 (Gain) loss on sale and write           107        (18)      (192)
  down of foreclosed assets
 Loss on disposition of                   18         53         96
  equipment
 Change in interest receivable          (288)       615         21
 Change in interest payable             (225)       247        118
 Change in prepaid expenses              473          0        112
 Change in accrued taxes                 111        497       (686)
 Change in other liabilities            (120)       415         84
                                     -----------------------------
Total adjustments                      2,464      4,224      2,246
                                     -----------------------------
Net cash provided by operating       $10,073    $11,050   $  8,432
 activities
                                     ==============================
Supplemental disclosure of non
 cash investing activities:
 Market value adjustment to
  securities                         $(1,528)   $ 3,509   $(11,132)
 Transfer from securities held
  for sale to securities held for
  investment                               0     16,147     64,885
 Transfer from securities held
  for investment to securities
  held for sale                            0     68,764          0
 Transfers from loans to other
  real estate owned                    1,310        945          0
==================================================================

NOTE R - REASSESSMENT OF SECURITIES' CLASSIFICATIONS

The Company used the opportunity provided by an implementation guide on SFAS No. 115 to reclassify approximately $69 million from held for investment to the held for sale portfolio in 1995.

In connection with this reclassification, gross unrealized gains of $785,000 and gross unrealized losses of $413,000 were recorded in held for sale securities and in shareholders' equity (net of tax) in 1995.

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants -- Arthur Andersen LLP

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders' Equity

Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and executive officers of Seacoast is set forth under the headings "Election of Directors - General," and "- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         Information set forth under the headings "Election of Directors - Compensation of Executive Officers", "- Salary and Benefits Committee Report", "- Summary Compensation Table", "- Grants of Options/SARs in 1996", Aggregated Options/SAR Exercises in 1996 and 1996 Year-End Option/SAR Values", "- Profit Sharing Plan", "- Employment and Severance Agreements", "Salary and Benefits Committee Interlocks and Insider Participation"; "- Information About the Board of Directors and its Committees", and in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information set forth under the headings, "Election of Directors - General," "- Management Stock Ownership," and "Principal Shareholders" in the 1997 Proxy Statement, relating to the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by the directors of Seacoast, all such directors and officers as a group and certain beneficial owners is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information set forth under the heading "Election of Directors - Certain Transactions and Business Relationships" in the 1997 Proxy Statement is incorporated herein by reference.

Salary and  Benefits Committee Interlocks and Insider Participation" and

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)       1       List of all financial statements

                 The following consolidated financial statements and report of independent certified public accountants of Seacoast are included in Item 8 of this Annual Report on Form 10-K.

                          Report of Independent Certified Public Accountants Consolidated Balance Sheets as of December 31, 1996
                                  and 1995
                          Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and
                                  1994
                          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

a)       2       List of Financial Statement Schedules

                 Schedules to the consolidated financial statements required by
                 Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

a)       3       Listing of Exhibits

                 The following Exhibits are filed as part of this report in
Item 14(c):

         Exhibit 2 Agreement and Plan of Merger
         Dated February 19, 1997, by and between the Registrant and Port St. Lucie National Bank Holding Corp.

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

         Exhibit 10.6  Executive Employment Agreement
         Dated July 31, 1995 between C.William Curtis, Jr. and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 28, 1996.

         Exhibit 21  Subsidiaries of Registrant

         Incorporated herein by reference from Exhibit 22 of Registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 17, 1992

         Exhibit 23  Consent of Arthur Andersen LLP

         Exhibit 27  Financial Data Schedule (for SEC use only)

b)       Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1996.

c)       Exhibits
         The response to this portion of Item 14 is submitted as a separate section of this report.

d)       Financial Statement Schedules
         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida.

                                 SEACOAST BANKING CORPORATION OF FLORIDA
                                             (Registrant)

                                 By:      /s/ Dale M. Hudson
                                          -------------------------------------
                                          Dale M. Hudson
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                           Date
                                                                           ----
/s/ Dennis S. Hudson, Jr.                                             March 24, 1997
------------------------------------------------------------------
Dennis S. Hudson, Jr., Chairman of the Board and Director

/s/ Dale M. Hudson                                                    March 24, 1997
------------------------------------------------------------------
Dale M. Hudson, President, Chief Executive Officer and Director

/s/ Dennis S. Hudson, III                                             March 24, 1997
------------------------------------------------------------------
Dennis S. Hudson, III Executive Vice President, Chief Operating
Officer and Director

/s/ William R. Hahl                                                   March 24, 1997
------------------------------------------------------------------
William R. Hahl, Senior Vice President and Chief Financial Officer


------------------------------------------------------------------
Jeffrey C. Bruner, Director

/s/ John H. Crane                                                     March 24, 1997
------------------------------------------------------------------
John H. Crane, Director

/s/ Evans Crary, Jr.                                                  March 24, 1997
------------------------------------------------------------------
Evans Crary, Jr., Director

/s/ John R. Santarsiero, Jr.                                          March 24, 1997
------------------------------------------------------------------
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.                                            March 24, 1997
------------------------------------------------------------------
Thomas H. Thurlow, Jr., Director


                                 EXHIBIT INDEX

         Exhibit 2 Agreement and Plan of Merger
         Dated February 19, 1997, by and between the Registrant and Port St. Lucie National Bank Holding Corp.

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

         Exhibit 10.6  Executive Employment Agreement
         Dated July 31, 1995 between C.William Curtis, Jr. and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 28, 1996.

         Exhibit 21  Subsidiaries of Registrant
         Incorporated herein by reference from Exhibit 22 of Registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 17, 1992

         Exhibit 23  Consent of Arthur Andersen LLP

         Exhibit 27  Financial Data Schedule (for SEC use only)