Form 10-Q
period 1997-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 1997-05-15
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        [X] Quarterly report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended Commission file
                           MARCH 31, 1997 No. 0-13660

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

        (561) 287-4000
(Registrant's telephone number,
   including area code)

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

         YES [X]                                  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997:

        Class A Common Stock, $.10 Par Value - 3,874,197 shares

        Class B Common Stock, $.10 Par Value - 384,638 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I      FINANCIAL INFORMATION                               PAGE #

Item 1      Financial Statements (Unaudited)

            Condensed consolidated balance sheets -
            March 31, 1997, December 31, 1996 and March 31, 1996............3-4

            Condensed consolidated statements of income - Three Months
            Ended March 31, 1997 and 1996...................................5-6

            Condensed consolidated statements of cash flows - Three
            Months Ended March 31, 1997 and 1996............................7-9

            Notes to condensed consolidated financial
            statements ......................................................10

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................11-19


Part II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K..................................20

SIGNATURES ..................................................................21

Article 9 - Financial Data Schedule ......................................22-23







Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS                            (Unaudited)
--------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                         March     December         March
(Dollars in thousands)                    31,         31,            31,
                                         1997        1996           1996

--------------------------------------------------------------------------------
ASSETS

    Cash and due from banks ......................    25649     24340     21924
    Federal funds sold ...........................    25200     76250     19100
    Securities:
        Held for Sale (at market).................   147632    159133    169266
        Held for Investment (market values:
          $53,359 at Mar. 31, 1997
          $50,555 at Dec. 31,1996 &
          $50,946 at Mar. 31, 1996)...............    52949     49667     50137
                                                     ------    ------    ------
          TOTAL SECURITIES .......................   200581    208800    219403
    Loans ........................................   486881    471597    431695
    Less:  Allowance for loan losses..............    (4294)    (4286)    (4197)
                                                      ------    ------   ------
          NET LOANS ..............................   482587    467311    427498
    Bank premises and equipment ..................    16489     16110     15911
    Other real estate owned ......................      871      1011       688
    Core deposit intangibles .....................     1892      1975      2227
    Goodwill .....................................     3807      3882      3919
    Other assets .................................     8543      8729      7652
                                                     ------    ------     ------
                                                     765619    808408    718322
                                                     ======    ======    ======
LIABILITIES & SHAREHOLDERS'
EQUITY LIABILITIES
    Deposits .....................................   674025    692757    641024
    Federal funds purchased and securities
      sold under agreements to repurchase,
      maturing within 30 days.....................    21064     45088     10926

    Other liabilities ............................     3015      3794      3376
                                                     ------    ------   -------
                                                     698104    741639    655326






CONDENSED CONSOLIDATED BALANCE SHEETS (continued)    (Unaudited)
--------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                            March 31,  December 31,   March 31,
(Dollars in thousands)                        1997        1996          1996

--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock .......................           0            0            0
  Class A common stock ..................         390          380          378
  Class B common stock ..................          39           49           51
  Additional paid-in capital ............       18634        18612        18399
  Retained earnings .....................       51212        50121        46924
  Less: Treasury stock ..................        (815)        (911)       (1212)
                                                -----        -----        ------
                                                69460        68251        64540
Securities valuation allowance...........       (1945)       (1482)       (1544)
                                                ------       ------       ------
      TOTAL SHAREHOLDERS'
        EQUITY ..........................       67515        66769        62996
                                               ------        -----       ------
                                               765619       808408       718322
                                               ======       ======       ======

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.





CONDENSED CONSOLIDATED STATEMENTS OF INCOME                         (Unaudited)
--------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries
                                                               Three Months
                                                                   Ended
                                                                  March 31,
--------------------------------------------------------------------------------

(Dollars in thousands, except per share                       1997         1996
data)
--------------------------------------------------------------------------------
Interest and dividends on securities ...............          3033          3345
Interest and fees on loans .........................         10150          9192
Interest on federal funds sold .....................           451           669
                                                             -----         -----
    TOTAL INTEREST INCOME ..........................         13634         13206
Interest on deposits ...............................          1379          1318
Interest on time certificates ......................          3866          3851
Interest on borrowed money .........................           278           281
                                                             -----         -----
    TOTAL INTEREST EXPENSE .........................          5523          5450
                                                             -----         -----

    NET INTEREST INCOME ..................................       8111       7756
Provision for loan losses ................................        150        150
                                                                 ----       ----
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..       7961       7606
Noninterest income
  Securities gains (losses) ..............................       (102)        24
  Other income ...........................................       2348       2155
                                                                 ----       ----
    TOTAL NONINTEREST INCOME .............................       2246       2179
    TOTAL NONINTEREST EXPENSES ...........................       7151       6634
                                                                 ----       ----
    INCOME BEFORE INCOME TAXES ...........................       3056       3151
Provision for income taxes ...............................       1121       1140
                                                                 ----       ----
    NET INCOME ...........................................       1935       2011
                                                                 ====       ====

--------------------------------------------------------------------------------






CONDENSED CONSOLIDATED STATEMENTS OF INCOME                      (Unaudited)
--------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                                            Three Months Ended
                                                                  March 31,
                                                              1997      1996
--------------------------------------------------------------------------------
(Dollars in thousands, except per
share data)
--------------------------------------------------------------------------------
PER SHARE COMMON STOCK:
     NET INCOME ............................                 0.45           0.47
     CASH DIVIDENDS DECLARED:
       Class A .............................                 0.200         0.150
       Class B .............................                 0.180         0.135
Average shares outstanding .................               4350504       4286498
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                  (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries
                                                       (In thousands of dollars)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Three Months Ended March 31                                   1997         1996
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash
Equivalents
Cash flows from operating activities ....................    13921        13135
  Interest received .....................................     2367         2156
  Fees and commissions received .........................    (5530)       (5585)
  Interest paid .........................................    (8111)       (7285)
  Cash paid to suppliers and employees ..................     (210)         (93)
  Income taxes paid
                                                             ------      ------
Net cash provided by operating activities ...............     2437         2328
Cash flows from investing activities
  Proceeds from maturity of securities held for sale.....     5221        13857
  Proceeds from maturity of securities held
    for investment ......................................     2665         4078
  Proceeds from sale of securities held for sale ........    15448         3979
  Purchase of securities held for sale ..................   (10056)      (29013)
  Purchase of securities held for investment ............    (5928)           0
  Net new loans and principal repayments ................   (15388)      (16857)
  Proceeds from the sale of other real estate owned......      144         311
  Deletions (additions) to bank premises and equipment...     (786)       (216)
  Deletions (additions) to intangible assets ............        0         417
  Net change in other assets.............................      (16)        418
                                                             ------      ------
Net cash used in investing activities ...................    (8696)      (23026)




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)(Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries
                                                      (In thousands of dollars)
--------------------------------------------------------------------------------

Three Months Ended March 31                                   1997         1996
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net decrease in deposits .............................     (18732)     (19938)
  Net decrease in federal funds purchased and
    repurchase agreements ..............................     (24024)     (32981)
  Issuance of common stock -- Employee Stock
  Purchase and Profit Sharing Plans......................         0           0
  Exercise of stock options..............................        25         198
  Treasury stock (acquired) issued.......................        93          53
  Dividends paid.........................................      (844)       (628)
                                                               -----       -----
Net cash used in financing activities ..................     (43482)     (53296)
                                                              -----       -----

Net decrease in cash and cash equivalents ..............     (49741)     (73994)
Cash and cash equivalents at beginning of year .........     100590      115018
                                                             ------      ------
Cash and cash equivalents at end of period .............      50849       41024
                                                             ======      ======

--------------------------------------------------------------------------------



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)(Unaudited)
--------------------------------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries
                                                      (In thousands of dollars)
--------------------------------------------------------------------------------
Three Months Ended March 31                                    1997        1996
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided
  by Operating Activities
Net Income .............................................       1935        2011
Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization .......................        624         571
   Provision for loan losses ...........................        150         150
   Loss (gain) on sale of securities ...................        102         (24)
   Loss on sale and writedown of foreclosed assets .....          8          25
   Loss on disposition of fixed assets .................          0           5
   Change in interest receivable .......................        257         (73)
   Change in interest payable ..........................         (7)       (135)
   Change in prepaid expenses ..........................       (771)       (166)
   Change in accrued taxes .............................       1022        1147
   Change in other liabilities .........................       (883)      (1183)
                                                               ----        ----
Total adjustments ......................................        502         317
                                                               ----         ----
Net cash provided by operating activities ..............       2437        2328
                                                               ====        ====

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned.......        12          135
  Market value adjustment to securities.................      (785)       (1392)


--------------------------------------------------------------------------------

See notes to condensed consolidated financial statement.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


FIRST QUARTER 1997

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the first quarter of 1997 totalled $1,935,000 or $0.45 per share, comparable with the $1,954,000 or $0.45 per share recorded in the fourth quarter of 1996 and slightly lower than the $2,011,000 or $0.47 per share reported in the first quarter of 1996. Earnings were impacted in the first quarter of 1997 by investment securities losses of $102,000 ($64,000 after taxes), while gains of $20,000 and $24,000 were recorded in the fourth and first quarters, respectively, of 1996. Securities sold during the first quarter of 1997 were replaced with higher earning assets which will enhance future earnings.

Return on average assets was 1.02 percent and return on average shareholders' equity was 11.31 percent for the first quarter of 1997, compared to fourth quarter 1996's performance of 1.04 percent and 11.43 percent, respectively, and the prior year's first quarter results of 1.09 percent and 12.56 percent, respectively.

NET INTEREST INCOME

Earnings in 1996 and for the first quarter of 1997 have benefited from a net interest margin that has remained relatively stable. On a tax equivalent basis the margin increased to 4.62 percent during the first quarter of 1997 from 4.61 percent in the fourth quarter of 1996. The cost of interest-bearing liabilities increased one basis point to 3.69 percent from fourth quarter, with rates for NOW, savings and certificates of deposit increasing 19, 6 and 2 basis points, respectively. Rates for savings deposits and short term borrowings (entirely composed of repurchase agreements) declined 7 and 9 basis points, respectively. In part, the increase in the rate for NOW accounts is directly related to the success of a new product called Money Manager, whereby banking customers have the opportunity to link their transaction account (and earn a higher rate, 5.00 percent presently) to their brokerage account in the Company's subsidiary, FNB Brokerage Services, Inc.. Offsetting the slight increase in funding cost, the yield on earning assets increased 7 basis points to 7.73 percent during the first quarter of 1997, compared to the fourth quarter. An increase in the yield on loans of 10 basis points and a changing earning assets mix (with an $18.1 million growth in average loans) more than offset a decline of 7 basis points in the yield on securities.

For the first quarter a year ago, the net interest margin was 4.56 percent. The yield on average earning assets was 7.73 percent and rate on interest-bearing liabilities was 3.72 percent.

Average earning assets for the first quarter of 1997 are $27,194,000 or 3.9 percent higher when compared to the prior year's first quarter. Average loan balances grew $59,390,000 or 14.1 percent to $480,866,000, while average investment securities declined $16,673,000 or 7.6 percent and average federal funds sold decreased $15,523,000 or 31.0 percent to $34,524,000. The level of federal funds sold is expected to further decline as loan growth is funded and deposits decline as they normally do in the summer months.

The mix of earning assets has had a favorable impact on the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased to 66.9 percent in the first quarter of 1997, compared to 60.9 percent a year ago. Average certificates of deposit (the highest cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities increased slightly to 49.2 percent, compared to 48.1 percent in the first quarter of 1996. Favorably affecting the mix of deposits was an increase in average noninterest-bearing demand deposits of $5,182,000 or 6.2 percent to $88,854,000.

If loan demand continues at its current pace as a result of the economy remaining firm, and local competition allows rates paid for core deposits to remain low, the net interest margin should continue at a level commensurate with first quarter results over the remainder of 1997.

PROVISION FOR LOAN LOSSES

A provision of $150,000 was recorded in the first quarter of this year, the same provisioning as the first quarter and fourth quarter of 1996. Net charge-offs for the first quarter increased slightly from $19,000 last year to $142,000 in 1997. Net charge-offs annualized as a percent of average loans totalled 0.12 percent for the first quarter of 1997, compared to 0.02 percent for the same quarter in 1996.

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



NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $193,000 or 9.0 percent to $2,348,000 compared to one year earlier.

The largest increase in noninterest income occurred in service charges on deposit accounts which increased $124,000 or 18.7 percent compared to prior year. In addition, other service charges and fees grew $32,000 or 11.0 percent. These results reflect internal growth and the repricing of certain services, in particular overdraft fees which increased 45.1 percent compared to prior year. Fees from trust and brokerage services in the quarter reached $1,076,000, up 3.2 percent from prior year. The Company intends to continue to emphasize its brokerage and trust services to both existing and new customers, as expectations are that these financial products will remain in demand.


NONINTEREST EXPENSES

When compared to 1996, noninterest expenses for the first quarter increased by $517,000 or 7.8 percent to $7,151,000. The Company's overhead ratio increased slightly, from 66.3 percent a year ago to 67.8 percent in the first quarter of 1997.

Salaries and wages increased $289,000 or 11.1 percent from the first quarter of 1996. Additional employment costs in lending, trust and brokerage, from expanding the Company's telephone banking center and the addition of two new branches (Sebastian, Florida in the third quarter of 1996 and Nettles Island in January of this year), have been incurred over the last twelve months.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $101,000 or 10.0 percent versus first quarter results last year. Of this increase, costs for maintenance and repairs have risen $34,000 and lease payments for space occupied by the company have increased $46,000. Costs related to the new branches totaled $20,000.

The premium for Federal Deposit Insurance Corporation ("FDIC") insurance was $28,000 lower, reflecting action by the FDIC to lower premium rates, effective for 1997. The rate the Company's subsidiary bank is being assessed has been and is the lowest rate, based on FDIC guidelines.

Costs for legal and professional services and costs associated with foreclosed and repossessed asset management and disposition, declined 11.2 percent on an aggregate basis, a reflection of lower nonperforming asset balances (see "Nonperforming Assets").

Marketing expenses increased $76,000 or 20.7 percent, primarily as a result of increases in sales promotion, ad agency production and printing costs, and public relations costs associated with heightened efforts to market products and services within the Company's market. The other expense category increased
$111,000 or 7.2 percent in 1997 year over year. The increase was primarily caused by a $64,000 increase in telephone costs related to technology upgrades implemented to enhance communications between branches and the Company's main office headquarters.


INCOME TAXES

Income taxes as a percentage of income before taxes were 36.7 percent for the first quarter of this year, compared to 36.2 percent in 1996. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, lower levels of tax-exempt interest income have contributed to a higher effective tax rate.


FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the Company during the first quarter of 1997 and over the prior twelve months have provided the Company with continued improvement in its capital ratios. The Company's ratio of average shareholders' equity to average total assets during the first quarter of 1997 was 9.02 percent, compared to 8.69 percent during the first quarter of 1996.

The risk-based capital minimum ratio for total capital to risk- weighted assets is 8 percent. At March 31, 1997, the Company's ratio of total capital to risk-weighted assets was 15.42 percent and its ratio of Tier 1 capital to total adjusted assets was 8.30 percent. In comparison, these ratios were 15.30 percent and 7.71 percent, respectively, at March 31, 1996.


LOAN PORTFOLIO

All of the Company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $486,881,000 at March 31, 1997, $55,186,000 or 12.8 percent more than at
March 31, 1996, and $15,284,000 or 3.2 percent more than at December 31, 1996. During the first quarter of 1997, $5.1 million in fixed rate residential mortgage loans were securitized, and over the past twelve months, $34.8 million in such loans were securitized, all through the Federal Home Loan Mortgage Corporation ("FHLMC").

At March 31, 1997, the Company's mortgage loan balances secured by residential properties amounted to $266,762,000 or 54.8 percent of total loans. The next largest concentration was loans secured by commercial real estate which totalled $116,790,000 or 24.0 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totalling $51,775,000, commercial loans of $21,423,000, home equity lines of credit of $9,818,000, and unsecured credit cards of $7,759,000.

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

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the Company's lending activities. At March 31, 1997, approximately $159 million or 59 percent of the Company's residential mortgage loan balances were adjustable, compared to $139 million or 59 percent of the Company's mortgage loan balances at March 31, 1996. Of the $159 million, $155 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year

ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $30 million were outstanding at March 31, 1997, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $61 million in balances existed at March 31, 1997, and 3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $64 million were outstanding at March 31, 1997. Loans secured by residential mortgages having fixed rates totaled approximately $108 million at March 31, 1997, of which 15- and 30-year mortgages totaled $60 million and $26 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge-off rates for residential real estate loans have been minimal, with no charge-offs for the first quarter of 1997 compared to $84,000 for all of 1996.

At March 31, 1997, the Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $24,208,000, compared to $19,007,000 at March 31, 1996.

The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 24.0 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.


ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and installment loans totaled $120,000 and $35,000, respectively, for the first three months of 1997, compared to net losses of $50,000 and net recoveries of $3,000, respectively, in 1996. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. No losses arising from residential real estate were recorded in the first quarter, versus $9,000 a year ago. Net recoveries recorded for commercial real estate loans of $16,000 in the first quarter of 1997 compared with the prior year when net recoveries of $28,000 were reported. Net charge-offs for commercial loans of $3,000 in the first quarter of 1997 compared to $9,000 in recoveries in 1996.

The ratio of the allowance for loan losses to net loans outstanding was 0.88 percent at March 31, 1997. This ratio was 0.97 percent at March 31, 1996. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 277.6 percent at March 31, 1997, compared to 90.9 percent at the same date in 1996.


NONPERFORMING ASSETS

At March 31, 1997, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.50 percent, compared to
1.20 percent one year earlier.

At March 31, 1997, accruing loans past due 90 days or more of $38,000 and OREO of $871,000 were outstanding. In 1996 on the same date, loans totaling $135,000 were past due 90 days or more and OREO balances of $688,000 were outstanding.

Nonaccrual loans totalled $1,547,000 at March 31, 1997, compared to a balance of $4,481,000 at March 31, 1996. All of the nonaccrual loans outstanding at March 31, 1997 were performing (current with respect to payments), with the exception of seven loans aggregating to $539,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 1997, 88.9 percent is secured with real estate, the remainder is ninety percent guaranteed by the Small Business Administration ("SBA"). Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At March 31, 1997, the Company had $147,632,000 or
73.6 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $52,949,000, representing 26.4 percent of total securities.

The Company's securities portfolio decreased $18,822,000 from March 31, 1996. The securities portfolio as a percentage of earning assets was 28.1 percent at March 31, 1997, compared to 32.7 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted or pending.

During the first quarter of 1997, proceeds of $15.4 million from securities sales and maturing funds of $7.9 million were derived. Securities sales included the divestiture of mutual funds totaling $10.5 million and a $5.0 million Federal National Mortgage Association ("FNMA") bond with a duration of 4.6 years. Additions to the securities portfolio totaled $16.0 million and consisted of:

1) $9.8 million in fixed rate Federal Home Loan Mortgage Corporation ("FHLMC") collateralized mortgage obligations with an average duration of 3.5 years, 2) $1.0 million for a FNMA mortgage backed security for Ft. Pierce, Florida for low- to moderate-income housing, a Community Reinvestment Act ("CRA") investment, and 3) a $5.1 million FHLMC mortgage backed security resulting from the securitization of 30-year fixed rate residential mortgage loans from the Company's loan portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $2,212,000 or
1.1 percent of amortized cost at March 31, 1997, compared to a net loss of $896,000 or 0.4 percent of amortized cost at March 31, 1996. While rates have remained low, a shifting U.S. Treasury yield curve caused an increase in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.


DEPOSITS

Total deposits increased $33,001,000 or 5.1 percent to $674,025,000 at March 31, 1997, compared to one year earlier. Certificates of deposit increased $25,807,000 or 9.2 percent to $304,911,000 over the past twelve months and lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $1,522,000 or 0.6 percent to $277,872,000. Noninterest bearing demand deposits increased $5,672,000 or 6.6 percent to $91,242,000.

With the  possibility  that interest  rates may increase  further as a result of
Federal  Reserve  action,   heightened   interest  by  consumers  to  invest  in
certificates of deposit as an alternative investment vehicle may occur.


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

On March 31, 1997, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 32.7 percent. This means that the Company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

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

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 1997, the Company had federal funds lines of credit available and unused of $45,500,000 and had $116,509,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totalled $50,849,000 at March 31, 1997 as compared to $41,024,000 at March 31, 1996. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1997, the cash flow from operations of $2,437,000 was $109,000 higher than during the same period of 1996. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


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




Part II           OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  A report on Form 8-K was filed on February 26, 1997 (and amended on February 27, 1997) with respect to the Company's acquisition of Port St. Lucie National Bank

                  Holding Corp., a $130 million financial instituion located in Port St. Lucie, Florida. No other reports on Form 8-K were filed for the three month period ended March 31, 1997.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     SEACOAST BANKING CORPORATION OF FLORIDA





May 14, 1997                                /s/ Dennis S. Hudson, III
------------                                -------------------------
                                            DENNIS S. HUDSON, III
                                            Executive Vice President &
                                            Chief Operating Officer


May 14, 1997                                /s/ William R. Hahl
------------                                -------------------
                                            WILLIAM R. HAHL
                                            Senior Vice President &
                                            Chief Financial Officer





ARTICLE 9 - FINANCIAL DATA SCHEDULE

At March 31, 1997, and for the three month period ended March 31, 1997:

Cash .......................................................               25649
Interest Bearing Deposits ..................................                   0
Federal Funds Sold .........................................               25200
Trading Assets .............................................                   0
Investments Held For Sale ..................................              147632
Investments Carrying Value .................................               52949
Investments Market Value ...................................               53359
Loans ......................................................              486881
Allowance ..................................................                4294
Total Assets ...............................................              765619
Deposits ...................................................              674025
Short Term Borrowings ......................................               21064
Other Liabilities ..........................................                3015

Long Term Borrowings ...........................................               0
Common Stock ...................................................             429
Mandatory Preferred Stock ......................................               0
Other Preferred Stock ..........................................               0
Other Shareholders Equity ......................................           67086
Total Liabilities and Equity ...................................          765619
Interest on Loans ..............................................           10150
Interest on Investments ........................................            3033
Other Interest Income ..........................................             451
Total Interest Income ..........................................           13634
Interest on Deposits ...........................................            5245
Total Interest Expense .........................................            5523
Net Interest Income ............................................            8111
Provision for Loan Losses ......................................             150
Securities Gains (Losses) ......................................           (102)
Other Expenses .................................................            7151
Pretax Income ..................................................            3056
Net Income - Pre-Extraordinary .................................            1121
Extraordinary Items ............................................               0
Accounting Changes .............................................               0
Net Income .....................................................            1935
Earnings Per Share - Primary ...................................            0.45
Earnings Per Share - Fully Diluted .............................            0.45
Yield on Earning Assets ........................................            7.73
Loans - Nonaccrual .............................................            1547
Loans - Past Due 90 Days or More ...............................              38
Loans - Restructured Troubled Debt .............................               0
Loans - Potential Problem Loans ................................               0
Allowance for Loan Losses - Beg Balance ........................            4286
Charge-offs ....................................................             206
Recoveries .....................................................              64
Allowance for Loan Losses - Closing Balance ....................            4294
Allowance for Loan Losses - Domestic ...........................            4294
Allowance for Loan Losses - Foreign ............................               0
Allowance for Loan Losses - Unallocated ........................               0