Form 10-Q
period 1997-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 1997-08-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the quarterly period ended        Commission file
                      JUNE 30, 1997               No. 0-13660

                    SEACOAST BANKING CORPORATION OF FLORIDA
             (Exact name of registrant as specified in its charter)

Florida                                           59-2260678
-----------------------------                     ------------------------
(State or other jurisdiction of                   (IRS employer
 incorporation or organization)                   identification number)

815 Colorado Avenue, Stuart FL                     34994
-------------------------------                   -------------------------
(Address of principal executive offices)          (Zip code)

(407) 287-4000
--------------
(Registrant's telephone number,
including area code)

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

         YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997:

             Class A Common Stock, $.10 Par Value - 4,726,825 shares
             -------------------------------------------------------

              Class B Common Stock, $.10 Par Value - 384,638 shares
              -----------------------------------------------------

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I FINANCIAL INFORMATION                                          PAGE #

Item 1   Financial Statements (Unaudited)

          Condensed consolidated balance sheets -
          June 30, 1997, December 31, 1996 and
          June 30, 1996 ........................................           3 - 4

          Condensed consolidated statements of income
          Three months ended June 30, 1997 and 1996; and
          Six months ended June 30, 1997 and 1996 ....................     5 - 6

          Condensed consolidated statements of cash flows -
          Six months ended June 30, 1997 and 1996 ....................     7 - 9

          Notes to condensed consolidated financial
          statements .................................................        10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   11 - 20


Part II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders..........   21 - 22

Item 6   Reports on Form 8-K..........................................        22

SIGNATURES............................................................        23

Exhibit  Article 9 - Financial Data Schedule..........................   24 - 25

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS                         (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                         June 30,    December 31,      June 30,
(Dollars in thousands)                      1997             1996          1996
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks ..........    24515           29358            22013
    Federal funds sold ...............    16150           80650             3950
    Securities:
        At market ....................   154595          170530           182813
        At amortized cost (market values:
          $55,317 at June 30, 1997,
          $53,549 at Dec. 31, 1996 &
          $50,864 at June 30, 1996) ..    54635           52639            50724
                                          -----           -----            -----
          TOTAL SECURITIES ...........   209230          223169           233537

    Loans, net of unearned income ....   589082          576324           531814
    Less:  Allowance for loan losses.    (5451)          (5657)           (5149)
                                         ------          ------           ------
          NET LOANS ..................   583631          570667           526665

    Bank premises and equipment ......    18252           17213            16777
    Other real estate owned ..........      768            1064              696
    Core deposit intangibles .........     1808            1975             2143
    Goodwill .........................     3732            3882             4028
    Other assets .....................    11796           10523            16758
                                          -----           -----            -----
                                         869882          938501           826567
                                         ======          ======           ======


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits .........................   777353          811493           724616
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days ......     9797           45088            24247
    Other liabilities ................     3486            4925             5226
                                         ------          ------           ------
                                         790636          861506           754089

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)                    (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                         June 30,    December 31,    June 30,
(Dollars in thousands)                       1997            1996        1996
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock ...................        0             0               0
  Class A common stock ..............      475           465             464
  Class B common stock ..............       39            49              50
  Additional paid-in capital ........    26949         26936           26756
  Retained earnings .................    53928         52090           49745
  Treasury stock     ................     (729)         (911)          (1131)
                                         -----         -----           -----
                                         80662         78629           75884

Securities valuation equity (allowance)  (1416)        (1634)          (3406)
                                         -----         -----           -----
      TOTAL SHAREHOLDERS'
        EQUITY ......................    79246          76995           72478
                                         -----          -----           -----
                                        869882         938501          826567
                                        ======         ======          ======



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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME                         (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries
                                                Three Months      Six Months
                                                Ended June 30,    Ended June 30,
                                                --------------    --------------
(Dollars in thousands, except per share data)    1997     1996    1997      1996
--------------------------------------------------------------------------------
Interest and dividends on investment
        securities                               3460     3620    6730      7256
Interest and fees on loans .......              12460    11181   24818     22149
Interest on federal funds sold ...                317      136     852       848
                                                -----    -----   -----     -----
    TOTAL INTEREST INCOME ........              16237    14947   32400     30253

Interest on deposits .............               1773     1514    3547      3129
Interest on time certificates ....               4795     4296    9445      8832
Interest on borrowed money .......                116      177     394       458
                                                 ----     ----    ----      ----
    TOTAL INTEREST EXPENSE .......               6684     5987   13386     12419
                                                 ----     ----   -----     -----

      NET INTEREST INCOME ........               9553     8960   19014     17834
Provision for loan losses ........                172      214     388       397
                                                -----    -----   -----     -----
    NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES               9381     8746   18626     17437

Noninterest income
  Securities gains (losses) ......                 65       20     (37)       45
  Other income ...................               2806     2595    5525      5171
                                                 ----     ----    ----      ----
    TOTAL NONINTEREST INCOME .....               2871     2615    5488      5216
    TOTAL NONINTEREST EXPENSES ...               9995     7594   18309     15219
                                                 ----     ----   -----     -----
      INCOME BEFORE INCOME TAXES .               2257     3767    5805      7434
Provision for income taxes .......                820     1327    2108      2645
                                                 ----     ----    ----      ----
      NET INCOME .................               1437     2440    3697      4789
                                                 ====     ====    ====      ====


--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME                          (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                     Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                     -------------------------------------------
(Dollars in thousands, except per      1997       1996          1997        1996
share data)
--------------------------------------------------------------------------------
PER SHARE COMMON STOCK:
     NET INCOME                        0.28       0.47          0.71        0.93
     CASH DIVIDENDS
         DECLARED:
       Class A                         0.20       0.15          0.40        0.30
       Class B                         0.18       0.135         0.36        0.27
Average shares outstanding           5226679     5175379      5228867    5168448
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                   (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                            (In thousands of dollars)
Six Months Ended June 30                            1997     1996
--------------------------------------------------------------------------------
Increase(Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received .............................  32248    30014
  Fees and commissions received .................   5396     4887
  Interest paid ................................. (13689)  (12613)
  Cash paid to suppliers and employees .......... (18789)  (14200)
  Income taxes paid .............................  (2768)   (2779)
                                                  ------   ------
Net cash provided by operating activities .......   2398     5309
Cash flows from investing activities
  Maturities of securities held for sale ........  14136    34706
  Maturities of securities held for investment ..   3934     6888
  Proceeds from sale of securities held for sale   44749    19734
  Purchase of securities held for sale .......... (42548)  (37659)
  Purchase of securities held for investment ....  (5928)       0
  Proceeds from sale of loans    ................  30862    47140
  Net new loans and principal repayments   ...... (44218) (107654)
  Proceeds-sale of other real estate owned ......    539      919
  Deletions (additions) to bank premises
     and equipment   ............................  (2089)    (417)
  Net change in other assets  ...................    (89)   (5099)
                                                  ------   ------
Net cash provided by(used in)investing activities . (652)  (41442)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)      (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                    (In thousands of dollars)
Six Months Ended June 30                               1997            1996
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net decrease in deposits .......................   (34133)         (40584)
  Net decrease in federal funds purchased and
    securities sold under agreements to
    repurchase ...................................   (35291)         (19660)
  Exercise of stock options ......................       87             262
  Treasury stock issued (acquired) ...............      107              68
  Dividends paid .................................    (1859)          (1259)
                                                     ------          ------
Net cash used in financing activities ............   (71089)         (61173)
                                                     ------          ------
Net decrease in cash and cash equivalents ........   (69343)         (97306)
Cash and cash equivalents at beginning of year ...   110008          123269
                                                     ------          ------
Cash and cash equivalents at the end of period ...    40665           25963
                                                     ======          ======
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)       (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                (In thousands of dollars)
Six Months Ended June 30                              1997     1996
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income .......................................    3697     4789
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization ..................    1336     1289
  Provision for loan losses ......................     388      397
  Loss (gain) on sale of securities ..............      37      (45)
  Gain on sale of loans ..........................    (193)    (284)
  Loss (gain) on sale and writedown of foreclosed
    assets .......................................      68      (17)
  Loss on disposition of fixed assets ............     106        4
  Change in interest receivable ..................    (144)    (277)
  Change in interest payable .....................    (302)    (194)
  Change in prepaid expenses .....................   (1012)    (129)
  Change in accrued taxes           ..............    (470)      74
  Change in other liabilities ....................   (1113)    (298)
                                                      ----     ----
Total adjustments ................................   (1299)     520
                                                      ----     ----
Net cash provided by operating activities ........    2398     5309
                                                      ====     ====
-----------------------------------------------------------------------------

Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned ..   311      709
  Transfers from loans to securities held for sale . 17395    26463
  Market value adjustment to securities ............   249    (4160)

-----------------------------------------------------------------------------
See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - ACQUISITION

On May 30, 1997, the Company acquired Port St. Lucie National Bank Holding Corporation and its subsidiaries, Port St. Lucie National Bank and Spirit Mortgage. The transaction was treated as a pooling of interests and the prior year financial results have been restated accordingly.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


SECOND QUARTER 1997

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

The Company acquired Port St. Lucie National Bank Holding Corporation on May 30, 1997, and its subsidiaries, Port St. Lucie National Bank and Spirit Mortgage. The transaction was accounted for as a pooling of interests and, as such, prior period financial results have been restated. Additional deposits of approximately $116.0 million and loans of $93.7 million were recorded at May 30, 1997, and over 10,000 new banking customers were acquired. The acquisition increases the Company's subsidiary bank market share in Port St. Lucie to over 30 percent, creating the largest bank in the city of Port St. Lucie and rivaling the 36 percent share in the Company's dominant Stuart/Martin County market.

During the second quarter of 1997, the Company took a charge of $1,467,000 ($928,000 after taxes or $0.18 per share) related to the termination of certain contracts, a consolidation of facilities and other one-time expenses related to the merger. For the six month period ended June 30, 1997, an aggregate charge of $1,542,000 ($975,000 after taxes) was recorded for merger related expenditures. Reported earnings for the second quarter of 1997 do not reflect any significant cost savings as the merger was completed late in the quarter. The Company expects these savings to be realized in the second half of the year.

Net income for the second quarter of 1997 totalled $1,437,000 or $0.28 per share, compared with $2,440,000 or $0.47 per share in the second quarter of 1996 and $2,260,000 or $0.43 per share in the first quarter of 1997.

Return on average assets was 0.65 percent and return on average shareholders' equity was 7.14 percent for the second quarter of 1997, compared to second quarter 1996's performance of 1.17 percent and 13.06 percent, respectively, and 1997's first quarter results of 1.02 percent and 11.48 percent, respectively.

NET INTEREST INCOME

Earnings for the first and second  quarter  of 1997 have  benefited from a stable net interest margin. On a tax equivalent basis the margin increased to 4.62 percent in the second quarter of 1997 from 4.59 percent in the first quarter of this year. The cost of interest bearing liabilities increased one basis point to 3.85 percent from first quarter, with rates for NOW and savings deposits decreasing 1 and 8 basis points, respectively, and rates for money market deposits and certificates of deposit both remaining flat. This follows a similar decline of 1 basis point in the rate paid on total interest bearing liabilities in the first quarter of 1997 from fourth quarter. In addition to the improvement in cost of funds for the second quarter, the yield on average total earning assets increased 1 basis
point to 7.82  percent as  compared to first  quarter.   The yield on loans
declined 14 basis points to 8.45 percent during the second quarter, but average loans outstanding as a percentage of earning assets increased to 70.6 percent compared to 69.1 percent in the first quarter. The increase in loans occurred even though $21.8 million in fixed rate residential mortgages were either securitized during the second quarter and transferred to the Company's available for sale securities portfolio or sold. In addition, improvement in the yields on securities and federal funds sold of 19 and 11 basis points contributed to the higher margin.

For the second quarter a year ago, the net interest margin recorded was 4.65 percent. A yield on average earnings assets of 7.72 percent and rate on interest bearing liabilities of 3.69 percent was recorded.

Average  earning assets for the second quarter of 1997 increased  $53,639,000 or
6.8 percent to $837,724,000, compared to prior year's second quarter. Enhanced loan demand provided a $60,878,000 or 11.5 percent increase in average loans to $591,649,000. Average loans as a percentage of earning assets increased to 70.1 percent compared to 67.7 percent a year ago. Average investment securities declined $20,466,000 or 8.4 percent to $222,541,000, but average federal funds sold increased $13,230,000 to $23,534,000. The level of federal funds sold is expected to decline as loan growth is funded and deposits decline as they normally do in the summer months.

Favorably affecting the mix of deposits in the second quarter as compared to last year, average noninterest-bearing demand deposits increased $6,654,000 or
6.5 percent to  $108,544,000  and average other lower cost core deposit
products  (NOW, savings  and  money  market  deposits)   increased  on  an
aggregate basis by $12,301,000 or 4.0 percent to $322,246,000. Average certificates of deposit (the highest cost component of interest bearing liabilities) increased $36,357,000 or 11.1 percent to $363,364,000, and as a percentage of deposits increased slightly to 45.8 percent compared to 44.3 percent in the second quarter of 1996.

If loan demand continues at its current pace as a result of the economy remaining firm, and local competition allows rates paid for core deposits to remain low, the net interest margin could continue to improve over the remainder of 1997.

PROVISION FOR LOAN LOSSES

A provision of $172,000 was recorded in the second quarter of this year, compared to $214,000 in provisioning in the second quarter of 1996 and $216,000 in provisioning in the first quarter of this year. Net charge-offs for the second quarter totaled $434,000, compared to net charge offs of $93,000 for the second quarter last year and net charge-offs of $160,000 for the first quarter of 1997. Net charge-offs annualized as a percent of average loans totaled 0.20 percent for the first half of 1997, compared to net charge-offs of 0.05 percent for the same period in 1996. Although the net charge-offs ratio is slightly higher than one year earlier, the level is still among the lowest in the industry.

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

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $211,000 or 8.1 percent to $2,806,000 in the second quarter compared to one year earlier.

The largest increase in noninterest income occurred in service charges on deposits which increased $164,000 or 20.0 percent compared to prior year. This increase can be largely attributed to additional business volumes in four new branch locations established over the last twelve months, three in Indian River County (South Vero Square and Oak Pointe opening in the current quarter, Sebastian in the third quarter of 1996), and one in St. Lucie County (Nettles Island which opened in January of this year) and the repricing of certain services, in particular overdraft fees which were increased 37.5 percent
(from $20 to $27.50).

While trust income grew $55,000 or 10.7 percent, brokerage commissions and fees declined $59,000 or 10.4%. The decline in brokerage commissions and fees is
attributable to replacing two experienced brokers.   The Company  intends to
continue to emphasize its brokerage and trust services as expectations are that these financial products will remain in demand, in particular by the over 10,000 new banking customers from the acquisition who have not had such services available to them.

Noninterest income, excluding gains and losses from securities sales, for the first half of 1997 increased $354,000 or 6.8 percent, with increases in service charges on deposits of $311,000 or 19.2 percent and $87,000 or 8.3 percent in trust income. As indicated above for the quarter, the increase in service charges on deposits is related to internal growth and the repricing of certain services.

NONINTEREST EXPENSES

When compared to 1996, noninterest expenses for the second quarter increased by $2,401,000or 31.6 percent to $9,995,000 and for the first half increased $3,090,000 or 20.3 percent to $18,309,000. In the second quarter and first six months of 1997, expenses of $1,467,000 and $1,542,000, respectively, were incurred related to the termination of certain contracts, a consolidation of facilities and other one-time expenses related to the merger. Without the effect of these expenses, noninterest expenses increased 12.3 percent and 10.2 percent, respectively, for the second quarter and first half of 1997 when compared to prior year.

Salaries and wages increased $421,000 or 14.2 percent, compared to the second quarter of 1996, and increased $756,000 or 12.7 percent for the first half of 1997. Employee benefits have risen 5.5 percent year to year for the first six months. Additional employment costs in lending, trust and brokerage, from expanding the Company's telephone banking center and the addition of four new branches have been incurred over the past twelve months. These efforts have provided the Company with a tremendous opportunity for future growth in loans, deposits and other products to better leverage the Company's capital position and improve earnings in the future.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $73,000 or 6.0 percent versus second quarter results last year and were $196,000 or 8.3 percent higher for the first six months of 1997 versus prior year. The premium for Federal Deposit Insurance Corporation ("FDIC") insurance was $22,000 lower for the second quarter and $48,000 lower for the first six months of 1997 versus last year, reflecting lower premium rates charged by the FDIC effective for 1997. The rate the Company's subsidiary bank is being assessed by the FDIC has been and is the lowest rate, based on FDIC guidelines.

Costs for legal and professional services and costs associated with foreclosed and repossessed asset management for the second quarter increased $30,000 when compared to 1996, but were $33,000 lower compared to the first half of 1996, a reflection of lower nonperforming asset balances (see "Nonperforming Assets").

When compared to last year, marketing expenses increased $79,000 or 16.9 percent for the second quarter of 1997 and $177,000 or 20.2 percent for the six months ending June 30, 1997, primarily as a result of increases in sales promotion, ad agency production, printing and media costs, and public relations costs associated with the expanded branch distribution mentioned above. The other expense category increased $266,000 or 15.2 percent year over year for the second quarter, and was $415,000 or 11.7 percent higher for the first half of the year. The increase in other expense was caused primarily by incremental costs associated with the new branch facilities and by: 1) a one-time charge for customer fraud of $130,000, 2) an increase in telephone costs (of $44,000 for the second quarter; $106,000 for the first six months) related to technology upgrades implemented to enhance communications between existing branches and the Company's main office headquarters, and
3) additional  expenditures  for merchant and credit card processing (of
$62,000 for the second quarter; $124,000 for the first half of 1997).

INCOME TAXES

Income taxes as a percentage of income before taxes were 36.3 percent for the first half of this year, compared to 35.6 percent in 1996. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, lower levels of tax-exempt interest income have contributed to a higher effective tax rate.

FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the Company during the first half of 1997 and over the prior twelve months have provided the Company with a slight increase in its capital ratios. The Company's ratio of average shareholders' equity to average total assets during the second quarter of 1997 was 9.05 percent, compared to
9.00 percent in the second quarter of 1996.

The risk-based capital minimum ratio of total capital to risk-weighted assets is 8 percent. At June 30, 1997, the Company's ratio of total capital to risk-weighted assets was 15.28 percent and its ratio of Tier 1 capital to total adjusted assets was 8.35 percent. In comparison, these ratios (as reported) were
15.44 percent and 8.25 percent, respectively, at June 30, 1996.

LOAN PORTFOLIO

The company's loan activity is generally confined to customers located within the market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $589,082,000 at June 30, 1997, $57,268,000 or 10.8 percent more than at
June 30, 1996, and $12,758,000 or 2.2 percent more than at December 31, 1996. During the first half of 1997, $48.0 million of residential mortgages were securitized or sold, and over the past twelve months, $89.5 million in such loans were securitized or sold.

At June 30, 1997, the company's mortgage loan balances secured by residential properties amounted to $317,860,000 or 54.0 percent of total loans. The next largest concentration was loans secured by commercial real estate which totaled $134,107,000 or 22.8 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $65,987,000, commercial loans of $31,818,000, construction loans of $17,214,000 (of which approximately $10.5 million is residential construction), home equity lines of credit of $12,908,000, and unsecured credit cards of $8,709,000.

All loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. Nearly all residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association ("FNMA") or FHLMC guidelines.

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the Company's lending activities. At June 30, 1997, approximately $193 million or 61 percent of the Company's residential mortgage loan balances were adjustable. Of the $193 million, $189 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $31 million were outstanding at June 30, 1997, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $77 million in balances existed at June 30, 1997, and 3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $81 million were outstanding at June 30, 1997. Loans secured by residential mortgages having fixed rates totaled approximately $125 million at June 30, 1997, of which 15- and 30-year mortgages totaled $63 million and $31 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge off rates for residential real estate loans have been minimal, with charge offs of $30,000 for the first six months of 1997 compared to $84,000 for all of 1996.

At June 30, 1997, the Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $31,275,000, compared to $36,246,000 at June 30, 1996.

The Company attempts to manage its real estate exposure risk by limiting the aggregate size of its commercial real estate portfolio, currently 22.8 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and installment loans totaled $225,000 and $97,000, respectively, for the first six months of 1997, compared to net losses of $95,000 and $49,000, respectively, in 1996. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Losses of $30,000 for residential real estate were recorded in 1997, versus $14,000 a year ago. Net charge-offs recorded for commercial real estate loans of $26,000 in the first half of 1997 compared with the prior year when net recoveries of $6,000 were received. Net charge-offs for commercial loans of $216,000 in the first six months of 1997 compared to $11,000 in recoveries in 1996.

The ratio of the allowance for loan losses to net loans outstanding was 0.93 percent at June 30, 1997. This ratio was 0.97 percent at June 30, 1996. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 240.7 percent at June 30, 1997, compared to 110.6 percent at the same date in 1996.

NONPERFORMING ASSETS

At June 30, 1997, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 0.49 percent, compared to 0.98 percent one year earlier.

At June 30, 1997, accruing loans past due 90 days or more of $168,000 and OREO of $768,000 were outstanding. In 1996 on the same date, $160,000 in loans were past due 90 days or more and $696,000 in OREO balances were outstanding.

Nonaccrual loans totaled $2,097,000 at June 30, 1997, compared to a balance of $4,497,000 at June 30, 1996. All of the nonaccrual loans outstanding at June 30, 1997 were performing (current with respect to payments), with the exception of thirteen loans aggregating to $724,000. The performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 1997, approximately 89 percent is secured with real estate, the remainder by the Small Business Administration (SBA). Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At June 30, 1997, the Company had $154,595,000 or
73.9 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $54,635,000, representing 26.1 percent of total securities.

The Company's securities portfolio decreased $24,307,000 from June 30, 1996. The securities portfolio as a percentage of earning assets was 25.7 percent at June 30, 1997, compared to 30.4 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted or pending.

During the first half of 1997, proceeds of $44.7 million from securities sales and maturing funds of $18.0 million were derived. Sales in the first and second quarter of 1997 were transacted to fund loan growth, offset the impact of seasonal declines in deposits which normally occur in the summer, and to reduce the Company's sensitivity to possible interest rate increases. Securities purchases of $48.4 million were transacted in the first half of 1997. Of this total, $17.4 million was 15- and 30-year fixed rate residential loans securitized and transferred from the Company's loan portfolio to the available for sale securities portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $1,149,000 or
0.5 percent of amortized cost at June 30, 1997, compared to a net loss of $4,594,000 or 1.9 percent of amortized cost at June 30, 1996. While rates have remained low, a shifting U.S. Treasury curve caused a reduction in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.

DEPOSITS

Total deposits increased $52,737,000 or 7.3 percent to $777,353,000 at June 30, 1997, compared to one year earlier. Certificates of deposit increased $33,688,000 or 10.3 percent to $298,561,000 over the past twelve months. Lower cost interest bearing deposits (NOW, savings and money markets deposits) increased to a lesser degree, by $7,360,000 or 2.5 percent to $300,056,000. Impacting deposit mix favorably, noninterest bearing demand deposits increased $11,689,000 or 11.9 percent to $109,757,000.

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

On June 30, 1997, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 25.3 percent. This means that the Company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. At June 30, 1997, net interest income would decline 5.8 percent if interest rates would immediately rise 200 basis points.

The Company does not presently use interest rate protection products in managing its interest rate sensitivity.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 1997, the Company had federal funds lines of credit available of $45,500,000 and had $117,731,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $40,665,000 at June 30, 1997 as compared to $25,963,000 at June 30, 1996. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1997, the cash flow from operations of $2,398,000 was $2,911,000 lower than during the same period of 1996. Cash flows from investing and financing activities reflect the change in loan and deposit balances experienced.

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

Part II  OTHER INFORMATION

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The 1997 Annual Meeting of Shareholders was held May 30, 1997.

        (b) All directors reported to the Commission in the 1997 proxy statement were re-elected in entirety.

        (c) The following matters were voted upon at the meeting:

               (i) To approve, ratify, confirm and adopt the Agreement and Plan of Merger, dated as of February 19, 1997, by and between the Company and Port St. Lucie National Bank Holding Corp. ("PSHC"), a Florida corporation, pursuant to which PHSC will merge with and into Seacoast and the Company shall issue up to 900,000 shares of Class A Common stock.

                    The Company's Articles of Incorporation
                    require that the holders of Company Class A stock approve the Merger Agreement as a separate class as well as a single class together with the Class B stock.

                    Out of 6,665,497 total votes represented at the meeting, the number of votes cast in favor and against the Agreement were 6,015,334 (90.2%) and 16,037, respectively.
                    This represented an affirmative vote of
                    72.2% of all shares of common stock
                    outstanding and entitled to vote.

                    Out of 3,354,447 Class A votes represented at the meeting, the number of Class A votes in favor and against the Agreement were 2,747,634 (81.9%) and 14,237, respectively.
                    This represented an affirmative vote of
                    70.9% of all shares of Class A common stock outstanding and entitled to vote.

               (ii) The election of eight directors to serve
                    until the 1997 Annual Meeting of
                    Shareholders and until their successors have been elected and qualified. Out of 6,665,497 votes represented at the meeting, the number of votes cast for and against their re-election were 6,652,167 (99.8%) and zero, respectively.

               (ii) The approval of a proposed amendment to Article XI of the
                    Company's Articles of Incorporation to clarify the voting requirements in connection with certain business combinations.

                    The Company's Articles of Incorporation
                    require that the holders of Company Class A stock approve amendments to the Articles of Incorporation as a separate class as well as a single class together with the Class B stock.

                    Out of 6,665,497 total votes represented at the meeting, the number of votes cast in favor and against the amendment were 5,923,785 (88.9%) and 98,157, respectively.
                    This represented an affirmative vote of
                    70.4% of all shares of common stock
                    outstanding and entitled to vote.

                    Out of 3,354,447 Class A votes represented at the meeting, the number of votes cast in favor and against the amendment were 2,672,885 (79.7%) and 81,957, respectively.
                    This represented an affirmative vote of
                    69.0% of all shares of Class A common stock outstanding and entitled to vote.

               (iii)The ratification of the appointment of
                    Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1997. Out of 6,665,497 votes represented at the meeting, the number of votes cast for and against their ratification were 6,650,672 (99.8%) and 4,528, respectively.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

                  A report on Form 8-K was filed on June 6, 1997 with respect to the Company's acquisition of Port St. Lucie National Bank Holding Corp., located in Port St. Lucie, Florida. No other reports on Form 8-K were filed for the three month period ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SEACOAST BANKING CORPORATION OF FLORIDA





August 14, 1997                             /s/ Dale M. Hudson
---------------                             ------------------
                                            DALE M. HUDSON
                                            President & Chief Executive
                                            Officer


August 14, 1997                            /s/ William R. Hahl
---------------                            -------------------
                                            WILLIAM R. HAHL
                                            Senior Vice President &
                                            Chief Financial Officer

           ARTICLE 9 - FINANCIAL DATA SCHEDULE

           At June 30, 1997,  and for the six month period ended June 30, 1997:

              Cash ......................................        24515
              Interest Bearing Deposits .................            0
              Federal Funds Sold ........................        16150
              Trading Assets ............................            0
              Investments Held For Sale .................       154595
              Investments Carrying Value ................        54635
              Investments Market Value ..................        55317
              Loans .....................................       589082
              Allowance .................................         5451
              Total Assets ..............................       869882
              Deposits ..................................       777353
              Short Term Borrowings .....................         9797
              Other Liabilities .........................         3486
              Long Term Borrowings ......................            0
              Common Stock ..............................          514
              Mandatory Preferred Stock .................            0
              Other Preferred Stock .....................            0
              Other Shareholders Equity .................        78732
              Total Liabilities and Equity ..............       869882
              Interest on Loans .........................        24818
              Interest on Investments ...................         6730
              Other Interest Income .....................          852
              Total Interest Income .....................        32400
              Interest on Deposits ......................        12992
              Total Interest Expense ....................        13386
              Net Interest Income .......................        19014
              Provision for Loan Losses .................          388
              Securities Gains (Losses) .................          (37)
              Other Expenses ............................        18309
              Pretax Income .............................         5805
              Net Income - Pre-Extraordinary ............         3697
              Extraordinary Items .......................            0
              Accounting Changes ........................            0
              Net Income ................................         3697
              Earnings Per Share - Primary ..............          .71
              Earnings Per Share - Fully Diluted.........          .71
              Yield on Earning Assets ...................         7.82
              Loans - Nonaccrual ........................         2097
              Loans - Past Due 90 Days or More ..........          168
              Loans - Restructured Troubled Debt ........            0
              Loans - Potential Problem Loans ...........            0
              Allowance for Loan Losses - Beg Balance ...         5657
              Charge-offs ...............................          733
              Recoveries ................................          139
              Allowance for Loan Losses - Closing Balance         5451
              Allowance for Loan Losses - Domestic ......         5451
              Allowance for Loan Losses - Foreign .......            0
              Allowance for Loan Losses - Unallocated ...            0