Form 10-Q
period 1997-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 1997-11-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended                 Commission file
            SEPTEMBER 30, 1997                          No. 0-13660

                     SEACOAST BANKING CORPORATION OF FLORIDA
             (Exact name of registrant as specified in its charter)

             Florida                              59-2260678
             -------                              ----------
(State or other jurisdiction of                   (IRS employer
 incorporation or organization)                   identification number)

     815 Colorado Avenue, Stuart  FL              34994
     ---------------------------  --              -----
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

         YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997:

             Class A Common Stock, $.10 Par Value - 4,757,131 shares
             -------------------------------------------------------

             Class B Common Stock, $.10 Par Value -   381,338 shares
             -------------------------------------------------------

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                         PAGE #

Item 1   Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
         September 30, 1997, December 31, 1996 and
         September 30, 1996                                           3 - 4

         Condensed consolidated statements of income -
         Three months ended September 30, 1997 and 1996;
         and nine months ended September 30, 1997 and 1996            5 - 6

         Condensed consolidated statements of cash flows -
         Nine months ended September 30, 1997 and 1996                7 - 9

         Notes to condensed consolidated financial
         statements                                                   10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          11 - 19


Part II  OTHER INFORMATION

Item 6   Reports on Form 8-K                                          20

SIGNATURES                                                            21

Exhibit  Article 9 - Financial Data Schedule                          22 - 23

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Sept. 30,  Dec. 31, Sept. 30,
(Dollars in thousands)                               1997      1996       1996
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                           27354     29358     24042
    Federal funds sold                                    0     80650      5200

    Securities:

        At market                                    150360    170530    159519
        At amortized cost (market values:
          $46,608 at Sept. 30, 1997,
          $53,549 at Dec. 31, 1996 &
          $55,340 at Sept. 30, 1996)                  45744     52639     54463
                                                      -----     -----     -----

          TOTAL SECURITIES                           196104    223169    213982

    Loans, net of unearned income                    608539    576324    558014
    Less:  Allowance for loan losses                  (5306)    (5657)    (5154)
                                                      -----     -----     -----
          NET LOANS                                  603233    570667    552860

    Bank premises and equipment                       17674     17213     17221
    Other real estate owned                             796      1064       682
    Core deposit intangibles                           1724      1975      2059
    Goodwill                                           3657      3882      3956
    Other assets                                      12200     10523     10679
                                                      -----     -----     -----
                                                     862742    938501    830681
                                                     ======    ======    ======
LIABILITIES & SHAREHOLDERS'
EQUITY

LIABILITIES
    Deposits                                         767264    811493    736813
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days                       11726     45088     13001
    Other liabilities                                  3658      4925      6350
                                                       ----      ----      ----
                                                     782648    861506    756164

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)                (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                  Sept. 30,  Dec. 31,  Sept. 30,
(Dollars in thousands)                              1997       1996      1996
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                                       0          0          0
  Class A common stock                                479        465        465
  Class B common stock                                 38         49         49
  Additional paid-in capital                        27114      26936      26725
  Retained earnings                                 54975      52090      51083
  Treasury stock                                    (1637)      (911)     (1038)
                                                   ------     ------     ------
                                                    80969      78629      77284

Securities valuation equity (allowance)              (875)     (1634)     (2767)
                                                   ------     ------     ------
      TOTAL SHAREHOLDERS'
        EQUITY                                      80094      76995      74517
                                                   ------     ------     ------
                                                   862742     938501     830681
                                                   ======     ======     ======

================================================================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                  Three Months     Nine Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                               ---------------   ---------------
(Dollars in thousands, except per share data)  1997      1996     1997     1996
--------------------------------------------------------------------------------
Interest and dividends on investment
         securities                              3124     3303     9854    10559
Interest and fees on loans                      12448    11648    37266    33797
Interest on federal funds sold                    234      121     1086      969
                                                  ---      ---     ----      ---
    TOTAL INTEREST INCOME                       15806    15072    48206    45325

Interest on deposits                             1653     1609     5200     4738
Interest on time certificates                    4722     4385    14167    13217
Interest on borrowed money                        119      100      513      558
                                                  ---      ---      ---      ---
    TOTAL INTEREST EXPENSE                       6494     6094    19880    18513
                                                 ----     ----    -----    -----
      NET INTEREST INCOME                        9312     8978    28326    26812
Provision for loan losses                         225       59      613      456
                                                  ---       --      ---      ---
    NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES               9087     8919    27713    26356

Noninterest income
  Securities gains                                 51        8       14       53
  Other income                                   2681     2404     8206     7575
                                                 ----     ----     ----     ----
    TOTAL NONINTEREST INCOME                     2732     2412     8220     7628
    TOTAL NONINTEREST EXPENSES                   8575     8237    26884    23456
                                                 ----     ----    -----    -----
      INCOME BEFORE INCOME TAXES                 3244     3094     9049    10528
Provision for income taxes                       1182     1124     3290     3769
                                                 ----     ----     ----     ----
      NET INCOME                                 2062     1970     5759     6759
                                                 ====     ====     ====     ====
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                  Three Months     Nine Months
                                               Ended Sept. 30,   Ended Sept. 30,
                                               ---------------   ---------------
(Dollars in thousands, except per share data)  1997      1996     1997     1996
--------------------------------------------------------------------------------
PER SHARE COMMON STOCK:
     NET INCOME                                0.39      0.38     1.10     1.31
     CASH DIVIDENDS
      DECLARED:
      Class A                                  0.20      0.15     0.60     0.45
      Class B                                  0.18      0.135    0.54     0.405
Average shares outstanding                   5264225   5179695  5240783  5172224
--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                      (In thousands of dollars)
Nine Months Ended September 30                                1997         1996
--------------------------------------------------------------------------------
Increase(Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                           48561       45449
  Fees and commissions received                                8140        7191
  Interest paid                                              (20210)     (18790)
  Cash paid to suppliers and employees                       (26512)     (20391)
  Income taxes paid                                           (3753)      (4055)
                                                              -----       -----
Net cash provided by operating activities                      6226        9404

Cash flows from investing activities
  Maturities of securities held for sale                      21014       44092
  Maturities of securities held for investment                12849        8184
  Proceeds from sale of securities held for sale              64035       37929
  Purchase of securities held for sale                       (63614)     (37820)
  Purchase of securities held for investment                  (5928)      (5011)
  Proceeds from sale of loans                                 30889       65710
  Net new loans and principal repayments                     (64188)    (155702)
  Proceeds from the sale of other real estate owned             610        1003
  Net additions to bank premises and equipment                (1813)      (1328)
  Net change in other assets                                  (1713)        296
                                                              -----         ---
Net cash used in investing activities                         (7859)     (42647)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                      (In thousands of dollars)
Nine Months Ended September 30                               1997         1996
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net decrease in deposits                                   (44237)     (28380)
  Net decrease in federal funds purchased and
    securities sold under agreements to
    repurchase                                               (33362)     (30906)
  Exercise of stock options                                     727         307
  Treasury stock issued (acquired)                            (1274)         84
  Dividends paid                                              (2875)      (1889)
                                                              -----       -----
Net cash used in financing activities                        (81021)     (60784)
                                                             ------      ------
Net decrease in cash and cash equivalents                    (82654)     (94027)
Cash and cash equivalents at beginning of year               110008      123269
                                                             ------      ------
Cash and cash equivalents at end of period                    27354       29242
                                                              =====       =====
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                       (In thousands of dollars)
Nine Months Ended September 30                                   1997      1996
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                                        5759     6759
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                   2031     1984
  Provision for loan losses                                        613      456
  Gain on sale of securities                                       (14)     (53)
  Gain on sale of loans                                           (157)    (382)
  Loss on sale and writedown of foreclosed
    assets                                                          81       59
  (Gain) loss on disposition of fixed assets                       (69)       7
  Change in interest receivable                                    340       22
  Change in interest payable                                      (330)    (276)
  Change in prepaid expenses                                     (1022)      86
  Change in accrued taxes                                         (154)      32
  Change in other liabilities                                     (852)     710
                                                                  ----      ---

Total adjustments                                                  467     2645
                                                                   ---     ----
Net cash provided by operating activities                         6226     9404
                                                                  ====     ====

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned                  423      855
  Transfers from loans to securities held for sale               21015    29702
  Market value adjustment to securities                           1059    (3247)
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - ACQUISITION

On May 30, 1997, the Company acquired Port St. Lucie National Bank Holding Corporation and its subsidiaries, Port St. Lucie National Bank and Spirit Mortgage. The transaction was treated as a pooling of interests and the prior year financial results have been restated accordingly.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


THIRD QUARTER 1997

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

The Company acquired Port St. Lucie National Bank Holding Corporation on May 30, 1997, and its subsidiaries, Port St. Lucie National Bank and Spirit Mortgage. The transaction was accounted for as a pooling of interests and, as such, prior period financial results have been restated. Additional deposits of approximately $116.0 million and loans of $93.7 million were recorded at May 30, 1997, and over 10,000 new banking customers were acquired. The acquisition increased the Company's subsidiary bank market share in Port St. Lucie to over 30 percent, creating the largest bank in the city of Port St. Lucie and rivaling the 36 percent share in the Company's dominant Stuart/Martin County market.

During the second quarter of 1997, the Company took a charge of $1,467,000 ($928,000 after taxes or $0.17 per share) related to the termination of certain contracts, a consolidation of facilities and other one-time expenses related to the merger. For the nine month period ended September 30, 1997, an aggregate charge of $1,542,000 ($975,000 after taxes or $0.18 per share) was recorded for merger related expenditures.

Net income for the third quarter of 1997 totalled $2,062,000 or $0.39 per share, compared with $1,970,000 or $0.38 per share in the third quarter of 1996.

Return on average assets was 0.94 percent and return on average shareholders' equity was 10.02 percent for the third quarter of 1997, compared to 0.95 percent and 10.18 percent, respectively, for the third quarter of 1996.

NET INTEREST INCOME

Total average earning assets increased $38 million since September 30, 1996 with the yield declining by four basis points to 7.73 percent. Net loans increased $45 million during the last twelve months, while the yield declined by 12 basis points to 8.34 percent. The yield decline was primarily due to a change in the mix of the loan portfolio as lower yielding residential real estate loans grew faster than higher yielding commercial loans. Also, in general, interest rates have been slightly lower for loan products in the company's markets as a result of intense competition for high quality loans.

Offsetting the growth in the loan portfolio was a decline in the investment portfolio and federal funds sold of $6 million since September 30, 1996. The combined yield in these assets improved seven basis points to 6.18 percent.

The cost of interest bearing liabilities increased only four basis points in the last twelve months to 3.81 percent while outstandings grew by $32 million. The increase is a result of deposit growth from new branches, offset by some natural deposit declines that occur immediately after an acquisition as customers adjust their combined relationships. Noninterest bearing deposits increased $8 million since the third quarter of 1996.

As a result of the above volume and rate changes, the company's net interest margin declined eight basis point to 4.57 percent from one year earlier. This margin compared to 4.62 percent for the second quarter and 4.59 percent in the first quarter of 1997.

PROVISION FOR LOAN LOSSES

A provision of $225,000 was recorded in the third quarter of this year, compared to $59,000 in 1996. Net charge-offs for the third quarter totaled $370,000, compared to net charge offs of $55,000 for the third quarter last year and net charge-offs of $160,000 and $434,000 for the first and second quarters of 1997, respectively. Net charge-offs annualized as a percent of average loans totaled
0.22 percent for the first nine months of 1997,  compared to net  charge-offs of
0.05 percent for the same period in 1996. Although the net charge-offs ratio is higher than one year earlier, the level is still among the lowest in the industry. The higher level of net charge-offs in the second and third quarters of 1997 is directly attributable to the acquired loan portfolio. The acquired loan charge-offs were identified and reserved for prior to the acquisition.

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

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, increased $277,000 or 11.5 percent to $2,681,000 in the third quarter compared to one year earlier.

The largest increase in noninterest income occurred in service charges on deposits which increased $317,000 or 36.9 percent compared to prior year. The increase can be largely attributed to the repricing of certain services, in particular overdraft fees which were increased

37.5 percent (from $20 to $27.50), and additional business volumes in five new branch locations established over the last twelve months, four in Indian River County (South Vero Square, Vero Walmart, and Oak Point opening in May, June and July of 1997, Sebastian in the third quarter of 1996), and one in St. Lucie County (Nettles Island which opened in January of this year).

Trust income grew $56,000 or 11.1 percent, and brokerage commissions and fees remained relatively unchanged from the previous year. The flat growth in brokerage commissions and fees can be attributed to replacing two experienced brokers. The Company expects future growth in brokerage and trust services as these financial products will likely remain in demand.

Noninterest income, excluding gains and losses from securities sales, for the first nine months of 1997 increased 8.3 percent, with increases in service charges on deposits and trust income. As indicated above for the quarter, the increase in service charges on deposits is related to internal growth and the repricing of certain services.

NONINTEREST EXPENSES

When compared to 1996, noninterest expenses for the third quarter increased by $338,000 or 4.1 percent to $8,575,000 and for the nine months increased $3,428,000 or 14.6 percent to $26,884,000. Expenses totaling $1,542,000 were incurred related to the termination of certain contracts, a consolidation of facilities and other one-time expenses related to the May 30, 1997 acquisition. Without the effect of these expenses, noninterest expenses increased 8.0 percent year-to-date when compared to prior year.

Salaries and wages increased 5.4 percent, compared to the same quarter of 1996, but increased 10.2 percent year-to-date. The Company has expanded its telephone banking center and added five new branches over the past twelve months. These efforts have provided the Company with a tremendous opportunity for future growth in loans, deposits and other products to better leverage the Company's capital position and improve earnings in the future. Likewise, occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased for the same reasons employment costs grew.

When compared to last year, marketing expenses increased 34.1 percent for the third quarter of 1997 and 24.7 percent for the nine months ending September 30, 1997, primarily as a result of increases in sales promotion, ad agency production, printing and media costs, and public relations costs associated with the expanded branch distribution mentioned above. The other expense category increased 21.2 percent or $382,000 in the third quarter. The increase in other expense was caused by incremental costs associated with new branch facilities and by related technology implemented to enhance communications between existing branches and the Company's main office headquarters. In addition, the Company incurred costs associated with development of teller and sales platform software being contracted by an unrelated third party. Development, which was originally scheduled to be completed by August 31, 1997, was delayed as a result of the acquisition.

At September 30, 1997, the Company has capitalized approximately $510,000 of the development fees and costs. A total of $450,000 in costs associated with the development have been expensed in the third quarter as a result of inefficiencies caused by the acquisiton and other technology matters. The teller software is completed and will be installed in the Company's twenty-three branches in the fourth quarter. The Company and its vendor estimate that an additional $250,000 will be incurred to complete the sales platform software in the fourth quarter of 1997. The Company plans to delay the implementation of the sales software until after the first quarter in 1998 in order to avoid the branches' busiest time of the year. The Company believes delaying the implementation will enhance the installation, but will not eliminate the risk that additional costs may be incurred before the software is operational in 1998. When complete the sales software cost will total $410,000. The Company bears all the risk and costs associated with the successful completion of the software.

INCOME TAXES

Income taxes as a percentage of income before taxes were 36.4 percent year-to-date, compared to 35.8 percent in 1996. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, lower levels of tax-exempt interest income have contributed to a higher effective tax rate.

FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the Company during 1997 and over the prior twelve months have increased the Company's capital ratio to 9.28 percent from 8.97 percent.

The risk-based capital minimum ratio of total capital to risk-weighted assets is 8 percent. At September 30, 1997, the Company's ratio of total capital to risk-weighted assets was 15.22 percent and its ratio of Tier 1 capital to total adjusted assets was 8.70 percent.

LOAN PORTFOLIO

The Company's loan activity is generally confined to customers located within the market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $608,539,000 at September 30, 1997, $50,525,000 or 9.1 percent more than at September 30, 1996, and $32,215,000 or 5.6 percent more than at December 31, 1996. During the first nine months of 1997, $51.7 million of fixed rate residential mortgages were securitized or sold.

At September 30, 1997, the company's mortgage loan balances secured by residential properties amounted to $332,386,000 or 54.6 percent of total loans. The next largest concentration was loans secured by commercial real estate which totaled $141,553,000 or 23.3 percent.

The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $65,403,000, commercial loans of $31,776,000, construction loans of $15,578,000 (of which approximately $10.5 million is residential construction), home equity lines of credit of $12,958,000, and unsecured credit cards of $8,591,000.

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

Real estate mortgage lending (particularly residential properties) is expected to remain an important segment of the Company's lending activities. At September 30, 1997, approximately $188 million or 57 percent of the Company's residential mortgage loan balances were adjustable. Of the $188 million, $185 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $27 million were outstanding at September 30, 1997, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $71 million in balances existed at September 30, 1997, and 3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $87 million were outstanding at September 30, 1997. Loans secured by residential mortgages having fixed rates totaled approximately $144 million at September 30, 1997, of which 15- and 30-year mortgages totaled $70 million and $42 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge off rates for residential real estate loans have been minimal.

At September 30, 1997, the Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $29,658,000, compared to $32,629,000 at September 30, 1996.

The Company attempts to manage its real estate exposure risk by limiting the aggregate size of its commercial real estate portfolio, currently 23.3 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and installment loans totaled $361,000 and $186,000, respectively, for the first nine months of 1997, compared to net losses of $164,000 and $61,000, respectively, in 1996. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses of $35,000 for residential real estate were recorded in 1997, versus $20,000 a year ago. Net charge-offs recorded for commercial real estate loans of $27,000 in the first nine months of 1997 compared with the prior year when net recoveries of $24,000 were received. Net charge-offs for commercial loans of $355,000 in the first nine months of 1997 compared to $25,000 in recoveries in 1996.

The ratio of the allowance for loan losses to net loans outstanding was 0.87 percent at September 30, 1997. This ratio was 0.92 percent at September 30, 1996. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 207 percent at September 30, 1997, compared to 168 percent at the same date in 1996.

NONPERFORMING ASSETS

At September 30, 1997, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned was 0.53 percent, compared to 0.66 percent one year earlier.

At September 30, 1997, accruing loans past due 90 days or more of $112,000 and OREO of $796,000 were outstanding. In 1996 on the same date, $73,000 in loans were past due 90 days or more and $682,000 in OREO balances were outstanding.

Nonaccrual loans totaled $2,450,000 at September 30, 1997, compared to a balance of $2,986,000 at September 30, 1996. All of the nonaccrual loans outstanding at September 30, 1997 were performing (current with respect to payments), with the exception of nine loans aggregating to $582,000. The performing loans were placed on nonaccrual status because the company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at September 30, 1997, approximately 81 percent is secured with real estate, 13 percent by the Small Business Administration (SBA), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At September 30, 1997, the Company had $150,360,000 or 76.7 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $45,744,000, representing 23.3 percent of total securities.

The Company's securities portfolio decreased $17,878,000 from September 30, 1996. The securities portfolio as a percentage of earning assets was 24.4 percent at September 30, 1997, compared to 27.5 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted or pending.

Year-to-date 1997, proceeds of $64.0 million from securities sales and maturing funds of $33.9 million were derived. Sales in 1997 were transacted to fund loan growth, offset the impact of seasonal declines in deposits which normally occur in the summer, and to reduce the Company's sensitivity to possible interest rate increases. Securities purchases of $69.5 million were transacted in 1997. Of this total, $21.0 million was 15- and 30-year fixed rate residential loans securitized and transferred from the Company's loan portfolio to the available for sale securities portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $158,000 or 0.1 percent of amortized cost at September 30, 1997, compared to a net loss of $2,942,000 or 1.4 percent of amortized cost at September 30, 1996. While rates have remained low, a shifting U.S. Treasury curve caused a reduction in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.

DEPOSITS

Total deposits increased $30,451,000 or 4.1 percent to $767,264,000 at September 30, 1997, compared to one year earlier. Certificates of deposit increased $12,662,000 or 3.7 percent to $354,515,000 over the past twelve months. Lower cost interest bearing deposits (NOW, savings and money markets deposits) increased to a lesser degree, by $4,257,000 or 1.4 percent to $298,714,000. Impacting deposit mix favorably, noninterest bearing demand deposits increased $13,532,000 or 13.5 percent to $114,035,000.

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

On September 30, 1997, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 24.5 percent. This means that the Company's assets reprice more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. Based on the Company's most recent ALCO model simulations, net interest income would decline
5.8 percent if interest rates would immediately rise 200 basis points.

The Company does not presently use interest rate protection products in managing its interest rate sensitivity.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion. Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 1997, the Company had federal funds lines of credit available of $45,500,000 and had $105,594,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $27,354,000 at September 30, 1997 as compared to $29,242,000 at September 30, 1996. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1997, the cash flow from operations of $6,266,000 was $3,178,000 lower than during the same period of 1996. Cash flows from investing and financing activities reflect the change in loan and deposit balances experienced.

YEAR 2000 COMPLIANCE

The Company may decide to replace certain existing software as a result of year 2000 compliance. Depending on the alternative chosen, the Company may be required to write-off certain capitalized software. The amounts of any such write-off is not currently determinable.

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

Part II  OTHER INFORMATION


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed for the three month period ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     SEACOAST BANKING CORPORATION OF FLORIDA





November 14, 1997                    /s/ Dennis S. Hudson, III
-----------------                    -------------------------
                                     DENNIS S. HUDSON, III
                                     Executive Vice President &
                                     Chief Operating Officer


November 14, 1997                    /s/ William R. Hahl
-----------------                    -------------------
                                     WILLIAM R. HAHL
                                     Senior Vice President &
                                     Chief Financial Officer