Form 10-K
period 1997-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 1998-03-31
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-K

[X]   Annual Report pursuant to section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the fiscal year ended       Commission File
   December 31, 1997              No. 0-13660

              SEACOAST BANKING CORPORATION OF FLORIDA
       (Exact name of registrant as specified in its charter)

             Florida                     59-2260678
(State or other jurisdiction of     (IRS employer
incorporation or organization)  identification number)

   815 Colorado Avenue, Stuart, FL            34994
(Address of principal executive offices)    (Zip code)

                          (561) 287-4000
                         Registrant's telephone number,
                              including area code)

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

     YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 1998:

Class A Common Stock, $.10 par value - $137,719,952 based upon the closing sale price on February 13, 1998, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Class B Common Stock, $.10 par value - $3,037,387 based upon the closing sale price on February 13, 1998, of the Class A Common Stock, $.10 par value, into which each share of Class B Common Stock, $.10 par value, is immediately convertible on a one-for-one basis, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 13, 1998:

     Class A Common Stock, $.10 Par Value - 4,779,544 shares

     Class B Common Stock, $.10 Par Value - 377,273 shares

Documents Incorporated by Reference:

1. Portions of the registrant's 1998 Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998 ("1998 Proxy Statement") are incorporated by reference into Part III.

              FORM 10-K CROSS-REFERENCE INDEX



Part I

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

Item 7A. Market Risk

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

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

Item 13. Certain Relationships and Related
         Transactions

Part IV

Item 14. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K

  (a)(1) List of All Financial Statements

           Consolidated Balance Sheets as
           of December 31, 1997 and 1996

           Consolidated Statements of Income
           for the years ended December 31,
           1997, 1996 and 1995

           Consolidated Statements of Shareholders'
           Equity for the years ended December 31,
           1997, 1996 and 1995

           Consolidated Statements of Cash Flows
           for the years ended December 31,
           1997, 1996, and 1995

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

  (b) Reports on Form 8-K

  (c) Exhibits

  (d) Financial Statement Schedules

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

  Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Exchange Act", p. 8) and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida ("Seacoast" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.


                                     Part I
                                     ------

Item 1. Business
----------------

General
-------

Seacoast is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast (the "Bank") for the purpose of forming a holding company for the Bank. On December 30, 1983, Seacoast acquired all of the outstanding shares of the common stock of the Bank in exchange for 810,000 shares of its $.10 par value Class A common stock ("Class A Common Stock") and 810,000 shares of its $.10 par value Class B common stock ("Class B Common Stock").

The Bank commenced operations in 1933 under the name "Citizens Bank of Stuart" pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national banking association on August 29, 1958.

Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast's primary service area is the "Treasure Coast", which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida's southeastern coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, one in Jensen Beach, two on Hutchinson Island, one in Hobe Sound, five in Vero Beach, one in Sebastian, five in Port St. Lucie, and one in Ft. Pierce.

Most of the banking offices have one or more Automatic Teller Machines (ATM) which provide customers with 24-hour access to their deposit accounts. Seacoast is a member of two state-wide funds transfer systems known as the "HONOR System" and the "Presto System", which permit banking customers access to their accounts at over 35,000 locations in twenty-one states in the Southeast. The HONOR System also permits the Bank's customers access to their accounts via other systems outside the State of Florida.

Customers can also use the Bank's "MoneyPhone" system to access information on their loan or deposit account balances, and to transfer funds between linked accounts, make loan payments, as well as verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

In addition, customers may access information via the Bank's Telephone Banking Center ("TBC"). From 7 A.M. to 7 P.M., Monday through Friday, servicing personnel in the TBC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers. The Company recently began offering PC banking for personal computers.

Seacoast has three indirect subsidiaries. FNB Brokerage Services, Inc. ("FNB Brokerage") provides brokerage services. South Branch Building, Inc. is a general partner in a partnership which constructed a branch facility. Big O RV Resort, Inc. was formed to own and operate certain properties acquired through foreclosure, but is currently inactive. The operations of these subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

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

As of December 31, 1997, Seacoast and its subsidiaries employed 410 full-time equivalent employees.

Expansion of Business
---------------------

Seacoast has expanded its products and services to meet the changing needs of the various segments of its market and it expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically primarily through the addition of branches, including the acquisition of a thrift branch in St. Lucie County.

More recently, Seacoast has from time to time considered acquisitions of other depository institutions or corporations engaged in bank-related activities. On September 20, 1991, the Bank acquired from the Resolution Trust Corporation (the "RTC") 10 branches and approximately $110 million of deposits of a failed thrift, American Pioneer Federal Savings Bank ("American Pioneer"), for a deposit premium of $752,000 (of which $230,000 remains outstanding as an intangible asset at December 31, 1997). Following the acquisition, the Bank temporarily rented all of the branch facilities from the RTC at commercially reasonable rates to preserve existing customer relationships and to facilitate their transfer to the Bank. On October 18, 1991, the Bank ceased renting the branch office facilities that it did not intend to acquire in order to avoid duplication of existing facilities. After negotiation, definitive agreements with the RTC were executed for the purchase of five branch facilities. See "Item
2. Properties".

On April 14, 1995, the Bank acquired approximately $46 million in loans and $62 million in deposits by purchasing American Bank Capital Corporation of Florida ("American Bank") and it's subsidiary, American Bank of Martin County. The transaction was treated as a purchase with the Bank paying $9.3 million in cash. At December 31, 1997, intangible assets resulting from this acquisition include goodwill of $3,582,000 and core deposit premium of $1,410,000. Following the acquisition, the Bank closed its existing East Ocean office location to move to a more attractive location acquired from American Bank, and continued to operate an office location owned by American Bank in southern Martin County. See "Item
2. Properties".

On May 30, 1997, Seacoast acquired Port St. Lucie National Bank Holding Corp. ("PSHC") pursuant to which Seacoast issued and exchanged Class A Common Stock for all of the outstanding shares of PSHC common stock, warrants and options to purchase common stock of PSHC. PSHC merged with and into Seacoast and PSHC's subsidiary bank, Port St. Lucie National Bank, merged with and into the Bank. The transaction, which had a value of approximately $26 million, was accounted for under the pooling-of-interests method for business combinations. As of May 30, 1997, PSHC had total consolidated assets of approximately $130 million, loans of $94 million and deposits of $116 million.

Florida law permits state-wide branching and Seacoast anticipates future expansion within its market area by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a WalMart superstore in Sebastian in northern Indian River County. Most recently, in January 1997, Seacoast opened a branch in Nettles Island, a predominately modular home community on Hutchinson Island in southern St. Lucie County. In May, June and July 1997, three additional branch offices were opened in Indian River County. See "Item 2. Properties".

Competition
-----------

Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie and Indian River Counties in southeastern Florida. The Bank not only competes with other banks in its markets, but it also competes with various other types of financial institutions for deposits, certain commercial, fiduciary and investment services and various types of loans and certain other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.

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

Supervision and Regulation
--------------------------

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

Bank Holding Company Regulation
-------------------------------

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

The BHC Act, as amended by the interstate banking provisions of the Reigle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Florida has responded to the enactment of the Interstate Branching Act ("the Florida Branching Act"), which became effective June 1, 1997 and permits interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

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

On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), which was signed into law on September 30, 1996. Among other things, these amendments to Federal Reserve Regulation Y reduced the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expanded the list of nonbanking activities permitted under Regulation Y; reduced certain limitations on previously permitted activities; and amended Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

Bank and Bank Subsidiary Regulation Generally
---------------------------------------------

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

Under present Florida law, the Bank may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

The OCC recently adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries. These changes also modernize and streamline corporate governance, investment and fiduciary powers.

In December, 1996, the OCC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for Sensitivity to Market Risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission. As a member of the National Association of Securities Dealers, Inc., it also is subject to examination and supervision of its operations and accounts.

Community Reinvestment Act
--------------------------

The  Company  and the  Bank  are  subject  to the  provisions  of the  Community
Reinvestment Act of 1977, as amended (the "CRA")and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

Under CRA regulations which became effective January 1, 1996, the process-based CRA assessment factors were replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test--the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks--will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

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

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial non-compliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in November 1997, the Bank received a "satisfactory" CRA rating.

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

Payment of Dividends
--------------------

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

Capital
-------

The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national and state member banks. As fully phased-in at the end of 1992, the guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

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

As of December 31, 1997, the consolidated capital ratios of the Company and the Bank were as follows:
                              Regulatory
                              Minimum      Company       Bank

  Tier 1 capital ratio..      4.0%         13.7%         12.7%
  Total Capital ratio...      8.0%         14.7%         13.6%
  Leverage ratio........      3.0-5.0%      8.4%          7.8%

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

FDICIA
------

FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate.

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

Enforcement Policies and Actions
--------------------------------

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

Depositor Preference
--------------------

The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

Fiscal and Monetary Policy
--------------------------
Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of Seacoast and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Seacoast and it's subsidiaries cannot be predicted.

FDIC Insurance Assessments
--------------------------

The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank owns savings deposits acquired in 1991 from the RTC in the American Pioneer transaction. In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after January 1, 1996, the premiums ranged from zero to $.27 for every $100 of deposits. Prior to January 1, 1996, the premiums ranged from $.04 to $.31 for every $100 of deposit. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. SAIF insured deposits are assessed premiums for the SAIF which have remained unchanged at $.23 to $.31 per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. In the third quarter of 1996 a special one-time SAIF assessment of $0.657 per $100 of deposits was levied, resulting in a $500,000 charge to the Bank. Effective October 1, 1996 for all Oakar and Sasser institutions, and January 1, 1997 for all other institutions, the SAIF assessment was changed to four to 31 basis points per annum. During the years ended December 31, 1997, and 1996, the Bank paid $136,000 and $634,000, respectively, in BIF and SAIF deposit premiums.

The FDIC's Board of Directors has retained the 1996 BIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1998.

EGRPRA recapitalized the FDIC's SAIF Fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF. The actual annual assessment rates for FICO for 1998 have been set at 1.25 basis points for BIF-assessable deposits and 6.25 basis points for SAIF deposits.

Community Development Act
-------------------------

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

Legislative and Regulatory Changes
----------------------------------

Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks". Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under- capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline.

The Interstate Banking Act also directed the Secretary of the Treasury to take a broad look at the strengths and weaknesses of the United States' financial services system. In June 1997, the Treasury Department proposed legislation to eliminate what it deemed outmoded barriers to competition among financial services providers. On November 17, 1997, the United States Department of the Treasury released its study "American Finance for the 21st Century" which considered changes in the financial services industry during the next 10 years and beyond and reviewed the adequacy of existing statutes and legislation.

EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve, and instead, written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase or de novo non-banking activity previously approved by order of the Federal Reserve, but not yet implemented by regulations, assuming the size of the acquisition or proposed activity does not exceed 10% of risk- weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital.

Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. In a case presented to the United States Supreme Court in 1996, the court found that the powers of banking affiliates to conduct insurance business in the State of Florida was permissible.

New Accounting Pronouncements
-----------------------------

In June 1997, the FASB issued Statements of Financial Accounting Standards Number 130, Comprehensive Income ("SFAS 130"), and Number 131, Disclosures about Segments of an Enterprise ("SFAS 131"). The Company is required to adopt these statements in 1998. SFAS 130 establishes standards for reporting comprehensive income and SFAS 131 establishes standards for reporting information about operating segments. Management does not believe that the adoption of SFAS 130 and 131 will have a significant impact on the Company's financial statements or related disclosures.

The Year 2000 Issue
-------------------

The Company has been evaluating its own systems, and does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems. As part of its assessment, Company management has been evaluating Year 2000 compliance by its vendors, and to date has not discovered any Year 2000 problem with significant counter-parties that it believes are reasonably likely to have a material adverse effect upon the Company. However, the Company has not begun evaluating the effects of the Year 2000 problem on its loan and deposit customers, and no assurance can be given that potential Year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company will not be material. Some of the Company's technology systems have already been determined to be Year 2000 ready with testing planned for other systems in 1998. The Company is in the process of outsourcing its core processing systems to a third party with whom it is working with a view to preventing any material Year 2000 problems. The costs related to the conversion are expensed as incurred and are not expected to have a material impact on future results of operations. The new third party core processing vendor is expected to be Year 2000 ready by the end of 1998.

Management  believes  that its plans for  dealing  with the Year 2000 issue will result in timely and adequate modifications of systems and technology. Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, the Company, or whose financial condition or operational capability is important to the Company as borrowers, vendors, customers or investment opportunities. Therefore, communications with these parties have commenced to heighten their awareness of the Year 2000 issue. Over the next two years, the plans of such third parties to address the Year 2000 issue will be monitored and any identified impact on the Company will be evaluated.

Statistical Information
-----------------------

Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10- K. Certain statistical information is included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.


Item 2.  Properties
-------------------

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

As of December 31, 1997, the net carrying value of branch offices (excluding the main office) was approximately $9.2 million. Seacoast's branch offices are described as follows:

JENSEN BEACH, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by the Bank. Improvements include three drive-in teller lanes and one drive-up ATM as well as a parking lot and landscaping.

EAST OCEAN BOULEVARD, opened at its original location in 1978, is a 2,400 square foot building leased by the Bank. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island's beach-front residential developments. The acquisition of American Bank provided an opportunity for the Bank to move to a new location in April 1995. The first three floors of a four story office condominium were acquired in the acquisition. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996 and the third floor was sold in December 1995. All of the second floor has been leased to tenants.

COVE ROAD, opened in late 1983, is conveniently located close to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. South Branch Building, Inc., a subsidiary of the Bank, is a general partner in a partnership which entered into a long term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. The Bank leases the building and utilizes 3,450 square feet of the available space. The balance is sublet by the Bank to other business tenants. The Bank has improved its premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by the Bank. A drive-up ATM was added in early 1997.

HUTCHINSON ISLAND, opened on December 31, 1984, is in a shopping center located on a coastal barrier island, close to numerous oceanfront condominium developments. In 1993, the branch was expanded from 2,800 square feet to 4,000 square feet and is under a long term lease to the Bank. The Bank has improved the premises with bank equipment, a walk-up ATM and three drive-in lanes, all owned by the Bank.

RIVERGATE originally opened October 28, 1985 and occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. The Bank moved to larger facilities in the shopping center in April of 1999 under a long term lease agreement. Furniture and bank equipment located in the prior facilities were moved to the new facility which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.

NORTHPORT was acquired on June 28, 1986 from Citizens Federal Savings & Loan Association of Miami. This property consists of a storefront under long term lease in the St. Lucie Plaza Shopping Center, Port St. Lucie, of approximately 4,000 square feet. This office was closed March 31, 1994 and the property is presently utilized by local community groups for meetings.

WEDGEWOOD COMMONS, opened in April 1988, is located on an out parcel under long term lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building which houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by the Bank and are located on the leased property.

BAYSHORE, opened on September 27, 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. The Bank has leased the premises under a long term lease agreement and has made improvements to the premises, including the addition of three drive-in lanes and a walk-up ATM, all of which are owned by the Bank. A second location, acquired in the merger with PSHC, and in close proximity to this location, was closed on June 1, 1997 and subsequently sold in September 1997.

HOBE SOUND, acquired from the RTC on December 23, 1991, is a two story facility containing 8,000 square feet and is centrally located in Hobe Sound. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by the Bank.

FORT PIERCE, acquired from the RTC on December 23, 1991, is a 2,895 square foot facility located in the heart of Fort Pierce and has three drive-in lanes and a drive-up ATM. Equipment and furniture are all owned by the Bank.

MARTIN DOWNS, purchased from the RTC in February 1992, is a 3,960 square foot bank building located at a high traffic intersection in Palm City, an emerging commercial and residential community west of Stuart. Improvements include three drive-in teller lanes, a drive-up ATM, equipment and furniture.

TIFFANY, purchased from the RTC in May 1992, is a two story facility which contains 8,250 square feet and is located on a corner of U.S. Highway One in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. The second story which contains 4,250 square feet is leased to tenants. Three drive-in teller lanes, a walk-up ATM, equipment and furniture are utilized and owned by the Bank.

VERO BEACH, purchased from the RTC in February 1993, is a 3,300 square foot bank building located in Vero beach on U.S. Highway One and represents the Bank's initial presence in this Indian River County market. A leasehold interest in a long-term land lease was acquired. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by the Bank.

BEACHLAND, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero Beach, Florida. An additional 1,050 square feet were leased during 1996. This facility has 2 drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

SANDHILL COVE, opened in September 1993, is in an upscale life-care retirement community. The 135 square foot office is located within the community facilities which are located on a 36-acre development in Palm City, Florida. This community contains approximately 168 private residences.

ST. LUCIE WEST, opened in November 1994, was in a 3,600 square foot building located at 1320 S.W. St. Lucie Blvd, Port St. Lucie. As a result of the PSHC acquisition, this facility was closed in June 1997 and the property was sold in September 1997. On June 1, 1997, the Bank moved its St. Lucie West operations to the Renar Centre (previously occupied by PSHC). The Bank leases 4,320 square feet on the first floor of this facility and 2,468 square feet on the second floor. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment.

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

SEBASTIAN, opened in May 1996, is located within a 174,000 square foot WalMart Superstore on U.S. 1 in northern Indian River County. The leased space occupied by the Bank totals 865 square feet. The facility has a walk-up ATM, owned by the Bank.

NETTLES ISLAND was opened in January 1997 in southern St. Lucie County on Hutchinson Island. It occupies 350 square feet of leased space in a predominantly modular home community. Furniture and equipment are owned. No ATM or drive-in lanes are offered.

U.S. 1 AND PORT ST. LUCIE BOULEVARD office opened as a Bank location on June 1, 1997, upon the merger with PSHC. At the date of the merger, the leased space consisted of 5,188 square feet on the first floor and 1,200 square feet on the second floor. In October 1997, 1,800 square feet of the leased space on the first floor and 1,200 square feet of leased space on the second floor were assigned to another tenant. The present space leased by the Bank totals 3,388 square feet. The facility has two drive-in lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank.

SOUTH VERO SQUARE opened in May 1997 in a 3,150 quare foot building owned by the Bank on South U.S. 1 in Vero Beach. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

OAK POINT opened in June 1997. It occupies 12,000 square feet of leased space on the first and second floor of a 19,700 square foot 3-story building in Indian River County. The office is in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes three drive-in teller lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. Approximately 2,000 square feet of the second floor is sublet to tenants.

ROUTE 60 VERO opened in July 1997. Similar to the Sebastian office, this facility is housed in a WalMart Superstore in western Vero Beach in Indian River County. The branch occupies 750 square feet of leased space and includes a walk-up ATM.

In 1998, one new branch in Indian River County will open:

SEBASTIAN WEST will open on March 2, 1998 in a 3,150 square foot building owned by the Bank. It is located at the intersection of Fellsmere Road and Roseland Road in Sebastian. The facility will include three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

For additional information, refer to Notes F and I of the Notes to Consolidated Financial Statements in the 1997 Annual Report of Seacoast incorporated herein by reference pursuant to Item 8 of this document.


Item 3.  Legal Proceedings
--------------------------

The Company and its subsidiaries, because of the nature of their business, are at times subject to numerous legal actions, threatened or filed, in the normal course of their business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and lawsuits, when resolved, should not have a material adverse effect on the consolidated results of operation or financial condition of Seacoast and its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

  None.

                                     Part II

Item 5.  Market Price of and Dividends on the Registrant's Common
-------  --------------------------------------------------------
         Equity and Related Stockholder Matters
         --------------------------------------

The Class A Common Stock is traded in the over the counter market and quoted on the Nasdaq National Market System ("Nasdaq National Market"). There is no established public trading market for the Class B Common Stock of Seacoast. As of February 13, 1998, there were approximately 1,257 record holders of the Class A Common Stock and 89 record holders of the Class B Common Stock.

Seacoast Class A Stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "SBCFA". The following table sets forth the high, low and last sale prices per share of Seacoast Class A Stock on the Nasdaq National Market and the dividends paid per share of Seacoast Class A Stock for the indicated periods.


                              Sale Price Per     Annual Dividends
                            Share of Seacoast   Declared Per Share
                              Class A Stock     of Seacoast Class
                                                    A Stock

                                    High             Low

1997

First Quarter.......... 29.50      25.625           0.20

Second Quarter......... 30.50      24.625           0.20

Third Quarter.......... 38.50      29.75            0.20

Fourth Quarter......... 39.50      34.25            0.22



1996

First Quarter.......... 22.75      20.25            0.15

Second Quarter......... 22.75      21.00            0.15

Third Quarter.......... 24.00      21.75            0.15

Fourth Quarter......... 26.50      23.25            0.20



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

In 1995, cash dividends of $.54 per share of Class A Common Stock and $.489 per share of Class B Common Stock were paid. In 1996, cash dividends of $.65 per share of Class A Common Stock and $.585 per share of Class B Common Stock were paid. In 1997, cash dividends of $.82 per share of Class A Common Stock and $.74 per share of Class B Common Stock were paid.

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

Item 6.  Selected Financial Data
--------------------------------

Selected financial data is incorporated herein by reference under the caption "Financial Highlights" on page 4 of the 1997 Annual Report. See Exhibit 13.

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Review - 1997 Management's Discussion and Analysis", on pages 18 through 30 of the 1997 Annual Report is incorporated herein by reference. See Exhibit 13.

Item 7A.  Market Risk
---------------------

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net income in future periods.

The Company market risk arises from interest rate risk inherent in its lending and deposit taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline in the primary rate may adversely effect net market values and interest income. Management seeks to manage this risk through the utilization of various tools, including the pricing and maturities of its assets and liabilities, including its investments. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios. Currently, the Company does not use any off-balance sheet derivatives. See the "Interest Rate Sensitivity" section of the Annual Report for further information regarding the risk associated with changes in interest rates.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The report of Arthur Andersen LLP, independent certified public accountants, and the consolidated financial statements are included on pages 35 through 49 of the 1997 Annual Report and are incorporated herein by reference. "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates" and Quarterly Consolidated Income Statements" included on pages 31 through 33 of the 1997 Annual Report are incorporated herein by reference. See Exhibit 13.

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

Not applicable.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information concerning the directors and executive officers of Seacoast is set forth under the headings "Proposal One - Election of Directors" and "Executive Officers" on pages 2 through 8 in the 1997 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

Information set forth under the headings "Proposal One - Election of Directors - Compensation of Executive Officers", "Salary and Benefits Committee Report", "Summary Compensation Table", "Grants of Options/SARs in 1997", "Aggregated Options/SAR Exercises in 1997 and 1997 Year-End Option/SAR Values", "Profit Sharing Plan", "Employment and Severance Agreements", and "Information About the Board of Directors and its Committees" on pages 6 through 15 of the 1997 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Information set forth under the headings, "Proposal One Election of Directors - General" on pages 2 through 7, "Proposal One - Election of Directors - Management Stock Ownership" on page 7, and "Principal Shareholders" on page 16 in the 1997 Proxy Statement, relating to the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by the directors of Seacoast, all such directors and officers as a group and certain beneficial owners is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information set forth under the heading "Proposal One - Election of Directors - Certain Transactions and Business Relationships" on page 15 through 16 of the 1997 Proxy Statement is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

a)(1) List of all financial statements

     The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 1997 Annual Report are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

    Report of Independent Certified Public Accountants Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended
      December 31, 1997, 1996 and 1995
    Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements

a)(2) List of Financial Statement Schedules

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

a)(3) Listing of Exhibits

     The following Exhibits are filed as part of this report in Item 14 (c):

     Exhibit 3.1 Amended and  Restated  Articles of  Incorporation
     ---------------------------------------------------------------
     Incorporated herein by reference from registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997

     Exhibit 3.2 Amended and Restated By-laws of the Corporation
     ----------------------------------------------------------------
     Incorporated herein by reference from Exhibit 3.2 of Registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997

     Exhibit 4.1 Specimen Class A Common Stock Certificate
     -----------------------------------------------------
     Incorporated herein by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File No. 2-88829

     Exhibit 4.2 Specimen Class B Common Stock Certificate
     -----------------------------------------------------
     Incorporated   herein  by  reference  from  Exhibit  4.2  of   registrant's
     Registration Statement on Form S-1, File No. 2-88829

     Exhibit 10.1 Profit Sharing Plan, as amended
     --------------------------------------------


     Exhibit 10.2 Employee Stock Purchase Plan
     -----------------------------------------
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-25267, dated November 18, 1988

     Exhibit 10.3 Amendment #1 to the Employee Stock Purchase Plan
     -------------------------------------------------------------
     Incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991

     Exhibit 10.4 Executive  Employment  Agreement
     ---------------------------------------------
     Dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991

     Exhibit 10.5  Executive  Employment  Agreement
     ----------------------------------------------
     Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 28, 1995.

     Exhibit 10.6  Executive Employment Agreement
     --------------------------------------------
     Dated July 31, 1995 between C. William Curtis, Jr. and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 28, 1996.

     Exhibit 10.7  Executive Employment Agreement
     --------------------------------------------
     Dated February 19, 1997 between J. Hal Roberts, Jr. and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 24, 1997.

     Exhibit 13  1997 Annual Report
     ------------------------------
     The following portions of the 1997 Annual Report are incorporated herein by reference:

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

     Exhibit 21  Subsidiaries of Registrant
     --------------------------------------
     Incorporated herein by reference from Exhibit 22 of Registrant's Annual Report on Form 10-K, File No. 0-13660, dated March 17, 1992.

     Exhibit 23  Consent of Independent Certified Public Accountants
     ---------------------------------------------------------------

     Exhibit 27  Financial Data Schedule (for SEC use only)
     ------------------------------------------------------

     b) Reports on Form 8-K
        No reports on Form 8-K were filed during the last quarter of 1997.

     c) Exhibits
        The response to this portion of Item 14 is submitted as a separate section of this report.

     d) Financial Statement Schedules
        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 28th day of March, 1998.

SEACOAST BANKING CORPORATION OF FLORIDA
       (Registrant)

By:  /s/ Dale M. Hudson
  Dale M. Hudson
  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                                                    Date

/s/ Dennis S. Hudson, Jr.                                        March 27, 1998
-------------------------
Dennis S. Hudson, Jr., Chairman of the Board
and Director

/s/ Dale M. Hudson                                               March 27, 1998
------------------
Dale M. Hudson, President, Chief Executive
Officer and Director

/s/ Dennis S. Hudson, III                                        March 27, 1998
-------------------------
Dennis S. Hudson, III Executive Vice
President, Chief Operating Officer and
Director

/s/ William R. Hahl                                              March 27, 1998
-------------------
William R. Hahl, Senior Vice President and
Chief Financial Officer

/s/ Jeffrey C. Bruner                                            March 27, 1998
---------------------
Jeffrey C. Bruner, Director

                                                                 March 27, 1998
-----------------
John H. Crane, Director

/s/ Evans Crary, Jr.                                             March 27, 1998
--------------------
Evans Crary, Jr., Director


                                                                 March 27, 1998
------------------------
Christopher E. Fogal, Director


                                                                 March 27, 1998
--------------------
Jeffrey S. Furst, Director

/s/ John R. Santarsiero, Jr.                                     March 27, 1998
-----------------------------
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.                                       March 27, 1998
--------------------------
Thomas H. Thurlow, Jr., Director