Form 10-Q
period 1998-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 1998-05-15
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended                        Commission file
              MARCH 31, 1998                                  No. 0-13660

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

      YES [x]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998:

           Class A Common Stock, $.10 Par Value - 4,801,809 shares
           -------------------------------------------------------

            Class B Common Stock, $.10 Par Value - 377,273 shares
            -----------------------------------------------------

                                      INDEX

                    SEACOAST BANKING CORPORATION OF FLORIDA



Part I FINANCIAL INFORMATION
                                                                          PAGE #

Item 1 Financial Statements (Unaudited)

            Condensed consolidated balance sheets -
            March 31, 1998, December 31, 1997 and
            March 31, 1997                                               3 - 4

            Condensed consolidated statements of income -
            Three months ended March 31, 1998 and 1997                   5 - 6

            Condensed consolidated statements of cash flows -
            Three months ended March 31, 1998 and 1997                   7 - 9

            Notes to condensed consolidated financial
            statements                                                    10

Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11 - 19


Part II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                21

Article 9 - Financial Data Schedule                                    22 - 23

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS     (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                           March 31,  December 31,  March 31,
(Dollars in thousands)                          1998          1997       1997
------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                  $ 30,986      $ 28,336   $ 31,402
    Federal funds sold                         12,100        36,100     37,950

    Securities:
        Held for Sale (at market)             184,032       178,988    160,749
        Held for Investment (market values:
          $35,996 at Mar. 31, 1998,
          $41,873 at Dec. 31, 1997 &
          $56,331 at Mar. 31, 1997)            35,296        41,162     55,919
                                          ------------------------------------
          TOTAL SECURITIES                    219,328       220,150    216,668



    Loans available for sale                    5,994        15,020          0

    Loans                                     642,071       613,930    583,427
    Less:  Allowance for loan losses           (5,455)       (5,363)    (5,713)
                                          ------------------------------------
          NET LOANS                           636,616       608,567    577,714

    Bank premises and equipment                18,576        18,324     17,614
    Other real estate owned                       458           536        934
    Core deposit intangibles                    1,556         1,640      1,892
    Goodwill                                    3,507         3,582      3,807
    Other assets                                9,667        10,782     10,353
                                          ------------------------------------
                                             $938,788      $943,037   $898,334
                                          ====================================

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits                                 $830,364      $806,098   $794,808

    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days                21,473        52,112     21,064

    Other liabilities                           3,963         3,763      4,396
                                          ------------------------------------
                                              855,800       861,973    820,268

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)     (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                         March 31,     December 31,  March 31,
(Dollars in thousands)                        1998             1997       1997
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                                0                0          0
  Class A common stock                         480              479        475
  Class B common stock                          38               38         39
  Additional paid-in capital                27,381           27,256     26,973
  Retained earnings                         55,855           55,249     53,507
  Less: Treasury stock                        (254)          (1,289)      (815)
                                      -----------------------------------------
                                            83,500           81,733     80,179

Securities valuation allowance                (512)            (669)    (2,113)
                                      -----------------------------------------
      TOTAL SHAREHOLDERS'EQUITY             82,988           81,064     78,066
                                     -----------------------------------------
                                          $938,788         $943,037   $898,334
                                      =========================================

-------------------------------------------------------------------------------
Note:  The  balance  sheet at  December  31,  1997 has been  derived  from the
audited   financial   statements   at  that  date.   See  notes  to  condensed
consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries
                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
(Dollars in thousands, except per share data)                 1998      1997
-----------------------------------------------------------------------------
Interest and dividends on securities                      $  3,319   $ 3,270
Interest and fees on loans                                  13,100    12,358
Interest on federal funds sold                                 290       535
                                                         --------------------
    TOTAL INTEREST INCOME                                   16,709    16,163

Interest on deposits                                         1,761     1,774
Interest on time certificates                                4,689     4,650
Interest on borrowed money                                     292       278
                                                         --------------------
    TOTAL INTEREST EXPENSE                                   6,742     6,702
                                                         --------------------
      NET INTEREST INCOME                                    9,967     9,461
Provision for loan losses                                      450       216
                                                         --------------------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                            9,517     9,245

Noninterest income
  Securities gains (losses)                                    124     (102)
  Other income                                               2,702     2,719
                                                         --------------------
    TOTAL NONINTEREST INCOME                                 2,826     2,617

    TOTAL NONINTEREST EXPENSES                               8,867     8,314
                                                         --------------------
      INCOME BEFORE INCOME TAXES                             3,476     3,548
Provision for income taxes                                   1,274     1,288
                                                         --------------------
      NET INCOME                                           $ 2,202   $ 2,260
                                                         ====================

-----------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                       Three Months Ended
                                                            March 31,

                                                    ----------------------------
(Dollars in thousands, except per share data)            1998             1997
-------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
     Net income diluted                                 $0.42            $0.43

     Net income basic                                    0.43             0.44

     CASH DIVIDENDS DECLARED:
       Class A                                           0.22             0.20
       Class B                                           0.20             0.18

 Average shares outstanding - diluted               5,287,246        5,231,080
 Average shares outstanding - basic                 5,171,356        5,106,863
-------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                              Three Months Ended
                                                                 March 31
                                                           --------------------
(In thousands of dollars)                                     1998      1997
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest  received                                      $  17,048   $  16,458
  Fees and  commissions  received                             2,766       2,615
  Interest paid                                              (6,697)     (6,796)
  Cash paid to suppliers and employees                       (8,478)     (8,859)
  Income taxes paid                                               0        (425)
                                                           --------------------
Net cash provided by operating activities                     4,639       2,993

Cash flows from investing activities
  Proceeds from  maturity of securities held for sale        36,944       5,566
  Proceeds from maturity of securities held for investment    6,888       2,665
  Proceeds from sale of securities held for sale             19,829      15,448
  Purchase  of  securities  held  for  sale                 (61,468)    (12,145)
  Purchase  of  securities  held  for investment               (989)     (5,928)
  Net proceeds from sale of loans                               515      21,359
  Net new loans and principal repayments                    (20,130)    (28,470)
  Proceeds from the sale of other real estate owned             229         173
  Additions to bank premises and equipment                     (767)       (873)
  Net change in other assets                                   (114)        (25)
                                                           --------------------
Net cash used in investing activities                       (19,063)     (2,230)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                              Three Months Ended
                                                                   March 31
                                                          --------------------
(In thousands of dollars)                                     1998      1997
-------------------------------------------------------------------------------
Cash flows from  financing activities
  Net increase (decrease) in deposits                       24,273     (16,685)
  Net decrease in federal funds purchased and
    repurchase agreements                                  (30,639)    (24,024)
  Exercise of stock options                                    598          41
  Treasury stock (acquired) issued                             (26)         93
  Dividends paid                                            (1,132)       (844)
                                                           --------------------
Net cash used in financing activities                       (6,926)    (41,419)
                                                           --------------------
Net decrease in cash and cash equivalents                  (21,350)    (40,656)
Cash and cash equivalents at beginning of year              64,436     110,008
                                                           --------------------
Cash and cash equivalents at end of period                 $43,086     $69,352
                                                           ====================

-------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries


                                                              Three Months Ended
                                                                   March 31
                                                          --------------------
(In thousands of dollars)                                     1998      1997

-------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                                  $2,202    $2,260
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                719       689
  Provision for loan losses                                    450       216
  Loss (gain) on sale of securities                           (124)      102
  Loss (gain) on sale of loans                                  12      (122)
  Loss on sale and writedown of foreclosed
    assets                                                      26         7
  Loss on  disposition of fixed assets                           9         0
  Change in interest  receivable                               348       265
  Change in  interest payable                                   45       (94)
  Change in prepaid expenses                                  (472)     (786)
  Change in accrued taxes                                    1,384       974
  Change in  other liabilities                                  40      (518)
                                                           --------------------
Total adjustments                                           2,437        733
                                                           --------------------
Net cash provided by operating activities                  $4,639     $2,993
                                                           ====================

-------------------------------------------------------------------------------
Supplemental disclosure of noncash investing
 activities:
 Transfers from loans to other real estate owned          $   177     $   39
 Market value adjustment to securities held for sale          205       (770)
 Transfers from loans to securities held for sale          19,988          0
-------------------------------------------------------------------------------
See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Financial Accounting Standard Board's Statement No. 130, "Reporting Comprehensive Income". This statement requires the Company to report a measure of all changes in equity, not only reflecting net income but all other non-owner changes in equity as well. The following table presents non-owner related income for the three months ending March 31, 1998:

                                   Income
                                   Before                                Net
(Dollars in thousands)              Taxes             Taxes             Amount
-------------------------------------------------------------------------------
Net unrealized gains (losses)
  on securities arising during
  1998                              $ 246           $   89              $157
Less:  Reclassification of net
  gains included in net income          0                0                 0
                              -------------------------------------------------
      Total                           246               89               157

Income as stated on
 income statement                   3,476            1,274             2,202
                             --------------------------------------------------
Comprehensive income               $3,722           $1,363            $2,359
                             ==================================================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


FIRST QUARTER 1998

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the first quarter of 1998 totaled $2,202,000 or $0.42 per share diluted, higher than the $1,673,000 or $0.32 per share diluted recorded in the fourth quarter of 1997 and slightly lower than the $2,260,000 or $0.43 per share diluted reported in the first quarter of 1997. Earnings were impacted in the first quarter of 1998 by investment securities gains of $124,000 ($79,000 after taxes), while losses of $102,000 were recorded in the first quarter a year ago. Securities sold during the first quarter of 1997 were replaced with higher earning assets, justifying the losses recorded. Earnings in the fourth quarter of 1997 were lower, in part, because a special charge for a planned replacement of the Company's mainframe hardware and software of $1,079,000 ($682,000 after tax) was recognized.

Return on average assets was 0.96 percent and return on average shareholders' equity was 10.73 percent for the first quarter of 1998, compared to fourth quarter 1997's performance of 0.73 percent and 8.10 percent, respectively, and the prior year's first quarter results of 1.02 percent and 11.48 percent, respectively.

The Company acquired Port St. Lucie National Bank Holding Corp. (PSHC) and its subsidiary, Port St. Lucie National Bank (PSNB), on May 30, 1997. The
transaction was accounted for as a pooling of interests and all prior year amounts have been restated assuming the companies had been combined since inception. PSHC shareholders received 900,000 shares of the Company for all of their issued and outstanding common stock, warrants and options. Acquired deposits totaled $116.0 million and loans totaled $93.7 million at acquisition date. In addition, the Company opened three denovo branches in mid-1997 and one branch in 1998 (in March), all in Indian River County, the Company's northernmost market.


NET INTEREST INCOME

Earnings for the first quarter of 1998 benefited from a net interest margin that improved slightly. On a tax equivalent basis the margin increased to 4.67 percent during the first quarter of 1998 from 4.60 percent in the fourth quarter of 1997. The cost of interest-bearing liabilities decreased three basis points to 3.77 percent from fourth quarter, with rates for savings and certificates of deposit decreasing 15 and 3 basis points, respectively. Rates for NOW, money market accounts and short term borrowings (entirely composed of repurchase agreements) increased 25, 7 and 5 basis points, respectively. In part, the increase in the rate for NOW accounts is directly related to the success of a product called Money Manager, whereby banking customers have the opportunity to link their transaction account (and earn a higher rate, 5.00 percent presently) to their brokerage account in the Company's subsidiary, FNB Brokerage Services, Inc.. Enhancing the margin as well, the yield on earning assets increased 6 basis points to 7.81 percent during the first quarter of 1998, compared to the fourth quarter. An increase in the yield on loans of 4 basis points and a changing earning assets mix (with a $15.4 million growth in average loans) more than offset a decline of 3 basis points in the yield on federal funds sold. A yield of 6.23 percent on securities was unchanged compared to the fourth quarter.

For the first quarter a year ago, the net interest margin was 4.59 percent. The yield on average earning assets was 7.81 percent (identical to this year) and rate on interest-bearing liabilities was 3.84 percent.

Average earning assets for the first quarter of 1998 are $26,358,000 or 3.1 percent higher when compared to the prior year's first quarter. Average loan balances grew $47,663,000 or 8.2 percent to $631,005,000, while average investment securities declined $1,684,000 or 0.8 percent to $218,091,000 and average federal funds sold decreased $19,621,000 or 47.9 percent to $21,371,000.

The mix of earning assets and interest bearing liabilities has had a favorable impact on the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased to 72.5 percent in the first quarter of 1998, compared to 69.1 percent a year ago. Average certificates of deposit (the highest cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased slightly to 50.2 percent, compared to 50.3 percent in the first quarter of 1997. Lower cost core deposits which earn interest (NOW, savings and money market deposits) grew $9,397,000 or
2.9 percent to $332,495,000. Favorably affecting the mix of deposits as well was an increase in average noninterest-bearing demand deposits of $8,369,000 or 7.9 percent to $114,487,000.

If loan demand continues at its current pace as a result of the economy remaining firm, and local competition allows rates paid for core deposits to remain low, the net interest margin results should remain stable during 1998.


PROVISION FOR LOAN LOSSES

A provision of $450,000 was recorded in the first quarter of this year, $234,000 higher than provisioning in the first quarter of 1997. Net charge-offs for the first quarter increased from $160,000 last year to $358,000 in 1998. Net charge-offs annualized as a percent of average loans totaled 0.23 percent for the first quarter of 1998, compared to 0.11 percent for the same quarter in 1997. These ratios are much better than the banking industry as a whole which averaged net charge-offs of approximately 0.60% for all of 1997.

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


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $2,702,000 for the first quarter, little changed from $2,719,000 for the same period last year.

The largest increase in noninterest income occurred in fees from brokerage services, which increased $93,000 or 18.2 percent to $605,000, a result of a favorable economic environment and a growing customer base. Trust fees declined in the first quarter of 1998 by $72,000 to $492,000, with fewer estate accounts being managed in 1998 compared to 1997. Service charges on deposit accounts grew $18,000 year over year to $966,000 and other service charges and fees rose
$39,000  to  $451,000.  Other  income  declined  $95,000 to  $188,000,  due to a decrease in income from the sale of residential mortgages, a result of ceasing to offer mortgage products to customers outside the Company's primary markets and adjacent communities. The Company intends to continue to emphasize its brokerage and trust services to both existing and new customers, as expectations are that these financial products will remain in demand.

The relatively low rate for residential loan products during the quarter resulted in higher activity and balances for fixed rate products. The Company, to manage interest rate risk, securitized some of the excess production and sold $14.8 million in the first quarter. These sales generated additional income of $102,000, which is included in the investment securities gain of $124,000 recorded in the first quarter.


NONINTEREST EXPENSES

When compared to 1997, noninterest expenses for the first quarter increased by $553,000 or 6.7 percent to $8,867,000. The Company's overhead ratio increased slightly, from 67.7 percent a year ago to 69.6 percent in the first quarter of 1998. This is reflective of the additional four de novo branches which were added (see "Earnings Summary").

Salaries and wages increased $185,000 or 5.5 percent and employee benefits grew $111,000 or 14.7 percent from the first quarter of 1997. Additional employment costs from the addition of the four denovo branches totaled $110,000. Higher group health insurance costs and profit sharing accruals for 1998 accounted for $108,000 of the increase in employee benefits.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $95,000 or 7.4 percent versus first quarter results last year. Of this increase, lease payments for space occupied by the Company and depreciation for premises, furniture and equipment have risen $65,000, on an aggregate basis. Costs related to the denovo branches totaled $113,000.

The premium for Federal Deposit Insurance Corporation ("FDIC") insurance totaled $33,000, little changed from last year and reflecting that the rate the Company's subsidiary bank is being assessed has been and is the lowest rate, based on FDIC guidelines.

Costs associated with foreclosed and repossessed asset management and disposition increased $39,000 or 177.3 percent on an aggregate basis, but totaled only $61,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional costs increased $24,000 or 13.0 percent to $209,000.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased slightly, by $15,000 or 3.0% to $521,000.

The other expense category increased $158,000 or 8.1 percent in 1998 year over year. The largest increases: 1) $48,000 in credit card and merchant processing expenses, due principally to higher fees charged to the Company through an outsourcing arrangement, 2) $32,000 in stationery, printing and supplies, due primarily to the impact of the four denovo offices and increases in costs for paper supplies in general, and 3) $25,000 for telephone costs, of which $20,000 is directly related to data lines and telephone activity associated with the Company's four denovo offices.


INCOME TAXES

Income taxes as a percentage of income before taxes were 36.7 percent for the first quarter of this year, compared to 36.3 percent in 1997. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, lower levels of tax-exempt interest income have contributed to a higher effective tax rate.


FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the Company during the first quarter of 1998 and over the prior twelve months have provided the Company with continued improvement in its capital ratios. The Company's ratio of average shareholders' equity to average total assets during the first quarter of 1998 was 8.98 percent, compared to 8.87 percent during the first quarter of 1997.

The risk-based capital minimum ratio for total capital to risk-weighted assets is 8 percent. At March 31, 1998, the Company's ratio was 14.87 percent.


LOAN PORTFOLIO

All of the Company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $642,071,000 at March 31, 1998, $58,644,000 or 10.1 percent more than at
March 31, 1997, and $28,141,000 or 4.6 percent more than at December 31, 1997. During the first quarter of 1998, $19.9 million in fixed rate residential mortgage loans were securitized and placed in the available for sale securities portfolio (see "Securities") and $0.5 million were sold for cash to the Federal Home Loan Mortgage Corporation ("FHLMC"). Over the past twelve months, $52.8 million in such loans were securitized or sold.

At March 31, 1998, the Company's mortgage loan balances secured by residential properties amounted to $358,571,000 or 55.8 percent of total loans. The next largest concentration was loans secured by commercial real estate which totaled $151,568,000 or 23.6 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $63,807,000, commercial loans of $29,199,000, home equity lines of credit of $12,817,000, and unsecured credit cards of $8,458,000.

The majority of loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association ("FNMA") or FHLMC guidelines.

Real estate mortgage lending (particularly residential properties) is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At March 31, 1998, approximately $177 million or 49 percent of the Company's residential mortgage loan balances were adjustable.

Of the $177 million, $174 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $20 million were outstanding at March 31, 1998, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $60 million in balances existed at March 31, 1998, and 3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $94 million were outstanding at March 31, 1998.

Loans secured by residential mortgages having fixed rates totaled approximately $180 million at March 31, 1998, of which 15- and 30-year mortgages totaled $84 million and $62 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $56,000 in net charge-offs for the first quarter of 1998 compared to $27,000 for all of 1997.

At March 31, 1998, the Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $38,109,000, compared to $31,074,000 at March 31, 1997. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 23.6 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.




ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and installment loans totaled $90,000 and $130,000, respectively, for the first three months of 1998, compared to net losses of $132,000 and $25,000, respectively, in 1997. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses arising from residential real estate of $56,000 were recorded in the first quarter, versus zero a year ago. Net charge-offs recorded for commercial real estate loans of $79,000 in the first quarter of 1998 compared with the prior year when net recoveries of $16,000 were reported. Net charge-offs for commercial loans of $4,000 in the first quarter of 1998 compared to $19,000 in charge-offs in 1997.

The ratio of the allowance for loan losses to net loans outstanding was 0.85 percent at March 31, 1998. This ratio was 0.98 percent at March 31, 1997. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 228.1 percent at March 31, 1998, compared to 232.3 percent at the same date in 1997.


NONPERFORMING ASSETS

At March 31, 1998, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.38 percent, compared to
0.57 percent one year earlier.

At March 31, 1998, accruing loans past due 90 days or more of $396,000 and OREO of $458,000 were outstanding. In 1997 on the same date, loans totaling $42,000 were past due 90 days or more and OREO balances of $934,000 were outstanding.

Nonaccrual loans totaled $1,995,000 at March 31, 1998, compared to a balance of $2,417,000 at March 31, 1997. All of the nonaccrual loans outstanding at March 31, 1998 were performing with respect to payments, with the exception of ten loans aggregating to $781,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 1998, 77 percent is secured with real estate, 10 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At March 31, 1998, the Company had $184,032,000 or
83.9 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $35,296,000, representing 16.1 percent of total securities.

The Company's securities portfolio decreased $2,660,000 from March 31, 1997. The securities portfolio as a percentage of earning assets was 24.9 percent at March 31, 1998, compared to 25.9 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted or pending.

During the first quarter of 1998, proceeds of $19.8 million from securities sales and maturing funds of $43.8 million were derived. Securities sales included the divestiture of securitized 30-year fixed rate residential loans totaling $14.8 million, which resulted in the recognition of gains totaling $102,000. Additions to the securities portfolio totaled $62.4 million and consisted of: 1) $1.0 million for a municipal security for Ft. Pierce, Florida, a Community Reinvestment Act ("CRA") investment, 2) $19.9 million in FHLMC mortgage backed securities resulting from the securitization of 15- and 30-year fixed rate residential mortgage loans from the Company's loan portfolio, 3) $10.0 million in U.S. Treasury securities with a two-year term, of which $5.0 million was sold during the quarter for a $15,000 gain, 4) $15.5 million in callable short-term U.S. Agency Notes with yields ranging from 5.85 percent to
6.30 percent (higher than federal funds sold), all called during the quarter, and 5) $16.0 million in short-term FNMA collateralized mortgage obligations with an average duration of 2.5 years. All 30-year residential loan securitizations created during the quarter were sold.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net gain of $19,000 at March 31, 1998, compared to a net loss of $2,480,000 or 1.1 percent of amortized cost at March 31, 1997. Rates have remained low and a shifting U.S. Treasury yield curve caused a decrease in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.


DEPOSITS

Total deposits increased $35,556,000 or 4.5 percent to $830,364,000 at March 31, 1998, compared to one year earlier. Certificates of deposits grew at a lower rate than other types of deposits. Certificates of deposit increased $12,397,000 or 3.4 percent to $375,186,000 over the past twelve months while lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $15,841,000 or 4.9 percent to $337,736,000. Noninterest bearing demand deposits increased $7,318,000 or 6.6 percent to $117,442,000.


INTEREST RATE SENSITIVITY

Interest rate movements and deregulation of interest rates have made managing the Company's interest rate sensitivity increasingly important. The Company's Asset/Liability Management Committee ("ALCO") is responsible for managing the Company's exposure to changes in market interest rates. The committee attempts to maintain stable net interest margins by generally matching the volume of assets and liabilities maturing, or subject to re-pricing, and by adjusting rates to market conditions and changing interest rates.

Interest rate exposure is managed by monitoring the relationship between earning assets and interest bearing liabilities, focusing primarily on those that are rate sensitive. Rate sensitive assets and liabilities are those that re-price at market interest rates within a relatively short period, defined here as one year or less. The difference between rate sensitive assets and rate sensitive liabilities represents the Company's interest sensitivity gap, which may be either positive (assets exceed liabilities) or negative (liabilities exceed assets).

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 28.1 percent. This means that the Company's assets re-price more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points. The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 30 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 7.5 percent if interest rates would immediately rise 200 basis points.

The Company does not presently use interest rate protection products in managing its interest rate sensitivity.


LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion.

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 1998, the Company had federal funds lines of credit available and unused of $48,000,000 and had $126,523,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $43,086,000 at March 31, 1998 as compared to $69,352,000 at March 31, 1997. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1998, the cash flow from operations of $4,639,000 was $1,646,000 higher than during the same period of 1997. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general level of inflation. However, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis" and elsewhere in this Quarterly Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast banking Corporation of Florida to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer, and on the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counterparties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

Part II     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the three month period ended March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SEACOAST BANKING CORPORATION OF FLORIDA





May 14, 1998                               /s/ Dennis S. Hudson, III
------------                               -------------------------
                                           DENNIS S. HUDSON, III
                                           Executive Vice President &
                                           Chief Operating Officer


May 14, 1998                               /s/ William R. Hahl
------------                               -------------------
                                           WILLIAM R. HAHL
                                           Senior Vice President &
                                           Chief Financial Officer