Form 10-Q
period 1998-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 1998-08-17
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended            Commission file
           JUNE 30, 1998                          No. 0-13660

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

     YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998:

  Class A Common Stock, $.10 Par Value - 4,774,374 shares

  Class B Common Stock, $.10 Par Value - 377,183 shares

                           INDEX

          SEACOAST BANKING CORPORATION OF FLORIDA



Part I  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Condensed consolidated balance sheets -
        June 30, 1998, December 31, 1997 and
        June 30, 1997

        Condensed consolidated statements of
        income - Three months and six
        months ended June 30, 1998 and 1997

        Condensed consolidated statements of
        cash flows - Six months ended
        June 30, 1998 and 1997

        Notes to condensed consolidated financial statements

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations


Part II OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

Item 6  Exhibits and Reports on Form 8-K

SIGNATURES

Article 9 - Financial Data Schedule

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                        June 30,   Dec. 31,   June 30,
(Dollars in thousands)                    1998       1997       1997
------------------------------------------------------------------------
ASSETS
   Cash and due from banks              $  28,209  $  28,336   $ 24,515
   Federal funds sold                           0     36,100     16,150
   Securities:
     Held for sale (at market)            195,912    178,988    154,595
     Held for investment (market values:
       $29,737 at June 30, 1998,
       $41,873 at Dec. 31, 1997 &
       $55,317 at June 30, 1997)           29,066     41,162     54,635
                                      ----------------------------------
          TOTAL SECURITIES                224,978    220,150    209,230


   Loans available for sale                 5,990     15,020          0
   Loans                                  684,308    613,930    589,082
   Less:  Allowance for loan losses        (5,719)    (5,363)    (5,451)
                                      ----------------------------------
          NET LOANS                       678,589    608,567    583,631


   Bank premises and equipment             18,710     18,324     18,252
   Other real estate owned                    421        536        768
   Core deposit intangibles                 1,472      1,640      1,808
   Goodwill                                 3,432      3,582      3,732
   Other assets                            10,916     10,782     11,796
                                      ----------------------------------
                                         $972,717   $943,037   $869,882
                                      ==================================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
   Deposits                              $866,652   $806,098   $777,353
   Federal funds purchased and
     securities sold under
     agreements to repurchase,
     maturing within 30 days               18,899     52,112      9,797
   Other liabilities                        4,273      3,763      3,486
                                      ----------------------------------
                                          889,824    861,973    790,636

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                              June 30,     Dec. 31,   June 30,
(Dollars in thousands)          1998         1997       1997
----------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                     0             0         0
  Class A common stock              480           479       475
  Class B common stock               38            38        39
  Additional paid-in capital     27,439        27,256    26,949
  Retained earnings              57,050        55,249    53,928
  Less: Treasury stock           (1,423)       (1,289)     (729)
                            ------------------------------------
                                 83,584        81,733    80,662
Securities valuation
allowance                          (691)         (669)   (1,416)
                            ------------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                   82,893        81,064    79,246
                            ------------------------------------
                               $972,717      $943,037  $869,882
                            ====================================

----------------------------------------------------------------


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                       Three Months Ended
                                            June 30,
-------------------------------------------------------------
(Dollars in thousands, except per share     1998      1997
data)
-------------------------------------------------------------
Interest and dividends on securities    $  3,428  $  3,460
Interest and fees on loans                13,610    12,460
Interest on federal funds sold               210       317
                                      ---------------------
    TOTAL INTEREST INCOME                 17,248    16,237

Interest on deposits                       1,780     1,773
Interest on time certificates              5,253     4,795
Interest on borrowed money                   182       116
                                      ---------------------
    TOTAL INTEREST EXPENSE                 7,215     6,684
                                      ---------------------
      NET INTEREST INCOME                 10,033     9,553
Provision for loan losses                    450       172
                                      ---------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            9,583     9,381

Noninterest income
  Securities gains (losses)                  120        65
  Other income                             3,037     2,806
                                      ---------------------
    TOTAL NONINTEREST INCOME               3,157     2,871
    TOTAL NONINTEREST EXPENSES             9,023     9,995
                                      ---------------------
      INCOME BEFORE INCOME TAXES           3,717     2,257
Provision for income taxes                 1,382       820
                                      ---------------------
      NET INCOME                         $ 2,335   $ 1,437
                                      =====================

-----------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                      Six Months Ended
                                          June 30,
---------------------------------------------------------
(Dollars in thousands, except per         1998      1997
share data)
------------------------------------------------------------
Interest and dividends on securities    $  6,747   $  6,730
Interest and fees on loans                26,710     24,818
Interest on federal funds sold               500        852
                                       ---------------------
    TOTAL INTEREST INCOME                 33,957     32,400

Interest on deposits                       3,541      3,547
Interest on time certificates              9,942      9,445
Interest on borrowed money                   474        394
                                       ---------------------
    TOTAL INTEREST EXPENSE                13,957     13,386
                                       ---------------------
      NET INTEREST INCOME                 20,000     19,014
Provision for loan losses                    900        388
                                       ---------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           19,100     18,626

Noninterest income
  Securities gains (losses)                  244        (37)
  Other income                             5,739      5,525
                                       ---------------------
    TOTAL NONINTEREST INCOME               5,983      5,488
    TOTAL NONINTEREST EXPENSES            17,890     18,309
                                       ---------------------
      INCOME BEFORE INCOME TAXES           7,193      5,805
Provision for income taxes                 2,656      2,108
                                       ---------------------
      NET INCOME                         $ 4,537    $ 3,697
                                       =====================

------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                  Three Months Ended
                                       June 30,
------------------------------------------------------

(Dollars in thousands, except per      1998       1997
share data)
-------------------------------------------------------

PER SHARE COMMON STOCK:
   Net income basic                   $0.45      $0.28
   Net income diluted                  0.44       0.28

   CASH DIVIDENDS DECLARED:
     Class A                           0.22       0.20
     Class B                           0.20       0.18

AVERAGE SHARES OUTSTANDING:
   Basic                          5,178,173  5,109,802
   Diluted                        5,289,185  5,226,679
-------------------------------------------------------

See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                   Six Months Ended
                                       June 30,
------------------------------------------------------

(Dollars in thousands, except per      1997       1998
share data)
-------------------------------------------------------

PER SHARE COMMON STOCK:
   Net income basic                  $ 0.88     $ 0.72
   Net income diluted                  0.86       0.71

   CASH DIVIDENDS DECLARED:
     Class A                           0.44       0.40
     Class B                           0.40       0.36

AVERAGE SHARES OUTSTANDING:
   Basic                          5,174,783  5,124,050
   Diluted                        5,288,221  5,228,867

-------------------------------------------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                           (In thousands of
                                               dollars)
--------------------------------------------------------------
Six Months Ended June 30                      1998       1997
--------------------------------------------------------------
Increase (Decrease) in Cash and Cash
  Equivalents
Cash flows from operating activities
  Interest received                       $ 34,059   $ 32,248
  Fees and commissions received              5,871      5,396
  Interest paid                            (13,865)   (13,689)
  Cash paid to suppliers and employees     (16,780)   (18,789)
  Income taxes paid                         (1,974)    (2,768)
                                       -----------------------
Net cash provided by operating
  activities                                 7,311      2,398
Cash flows from investing activities
  Proceeds from maturity of securities
    held for sale                           66,601     14,136
  Proceeds from maturity of securities
    held for investment                     13,114      3,934
  Proceeds from sale of securities held
    for sale                                53,385     44,749
  Purchase of securities held for sale    (136,800)   (42,548)
  Purchase of securities held for
    investment                                (989)    (5,928)
  Proceeds from sale of loans                  533     30,862
  Net new loans and principal repayments   (62,721)   (44,218)
  Proceeds from the sale of other real
    estate owned                               488        539
  Deletions (additions) to bank premises
    and equipment                           (1,459)    (2,089)
  Net change in other assets                  (231)       (89)
                                       -----------------------
Net cash used in investing activities      (68,079)      (652)

(Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries
                                             (In thousands of
                                                  dollars)
                                        -----------------------
Six Months Ended June 30                        1998      1997
---------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in deposits         60,565   (34,133)
  Net decrease in federal funds purchased
    and repurchase agreements                (33,213)  (35,291)
  Exercise of stock options                      676        87
  Treasury stock (acquired) issued            (1,228)      107
  Dividends paid                              (2,259)   (1,859)

                                        -----------------------
Net cash provided by (used in)
  financing activities                        24,541   (71,089)
                                        -----------------------
Net decrease in cash and cash equivalents (36,227) (69,343) Cash and cash equivalents at beginning of
  year                                        64,436   110,008
                                        -----------------------
Cash and cash equivalents at end of
  period                                    $ 28,209  $ 40,665
                                        =======================

---------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)(Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries
                                              (In thousands of
                                                  dollars)

                                          ---------------------
Six Months Ended June 30                       1998       1997
---------------------------------------------------------------
Reconciliation of Net Income to Cash
  Provided by Operating Activities
Net Income                                  $ 4,537    $ 3,697
Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization               1,536      1,336
  Provision for loan losses                     900        388
  Loss (gain) on sale of securities            (244)        37
  Loss (gain) on sale of loans                   (6)      (193)
  Loss on sale and writedown of foreclosed
    assets                                       76         68
  Loss on disposition of fixed assets            45        106
  Change in interest receivable                 114       (144)
  Change in interest payable                     92       (302)
  Change in prepaid expenses                   (829)    (1,012)
  Change in accrued taxes                       880       (470)
  Change in other liabilities                   210     (1,113)
---------------------------------------------------------------
Total adjustments                             2,774     (1,299)
                                          ---------------------
Net cash provided by operating activities   $ 7,311    $ 2,398
                                          =====================

---------------------------------------------------------------
Supplemental disclosure of noncash
    investing activities:
  Transfers from loans to other real
    estate owned                            $   449   $    311
  Transfers from loans to securities
    available for sale                       33,988     17,395
  Market value adjustment to securities        (137)        249
---------------------------------------------------------------

See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Financial Accounting Standard Board's Statement No. 130, "Reporting Comprehensive Income". This statement requires the Company to report a measure of all changes in equity, not only reflecting net income but all other non-owner changes in equity as well. The following table presents non-owner related income for the periods indicated:


                                 Three Months Ended June 30, 1998
                                 ---------------------------------
                                     Income
(Dollars in thousands)               Before                  Net
                                     Taxes      Taxes     Amount
-----------------------------------------------------------------

Net unrealized gains (losses) on
  securities arising during 1998     $ (281)     $(102)    $(179)
Net Income as stated on statements
  of income                           3,717      1,382     2,335
                                    ____________________________
Comprehensive income                 $3,436     $1,280    $2,156
                                     ===========================
-----------------------------------------------------------------


                                   Six Months Ended June 30, 1998
                                   ------------------------------
                                     Income
(Dollars in thousands)               Before                  Net
                                     Taxes      Taxes     Amount
-----------------------------------------------------------------

Net unrealized gains (losses) on
  securities arising during 1998     $  (35)     $ (13)    $ (22)
Net Income as stated on statements
  of income                           7,193      2,656     4,537
                                    ____________________________
Comprehensive income                 $7,158     $2,643    $4,515
                                     ===========================
-----------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER 1998

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the second quarter of 1998 totaled $2,335,000 or $0.44 per share diluted, higher than the $2,202,000 or $0.42 per share diluted recorded in the first quarter of 1998 and higher than the $1,437,000 or $0.28 per share diluted reported in the second quarter of 1997. Earnings were impacted in the second quarter of 1997 by one-time merger related expenses of $1,467,000 ($928,000 after taxes or $0.17 per share diluted) due to the acquisition of Port St. Lucie National Bank Holding Corp. ("PSHC").

Return on average assets was 0.98 percent and return on average shareholders' equity was 11.15 percent for the second quarter of 1998, compared to first quarter 1998's performance of 0.96 percent and 10.73 percent, respectively, and the prior year's second quarter results of 1.05 percent and 11.74 percent, respectively.

The Company acquired PSHC and its subsidiary, Port St. Lucie National Bank ("PSNB"), on May 30, 1997. The transaction was accounted for as a pooling of interests and all prior year amounts have been restated assuming the companies had been combined since inception. PSHC shareholders received 900,000 shares of the Company for all of their issued and outstanding common stock, warrants and options. Acquired deposits totaled $116.0 million and loans totaled $93.7 million at acquisition date. In addition, the Company opened three denovo branches in mid-1997 and one branch in 1998 (in March), all in Indian River County, the Company's northernmost market.


NET INTEREST INCOME

Net interest income (on a tax equivalent basis) increased $472,000 or 4.9 percent to $10,119,000 for the second quarter of 1998 compared to a year ago, and was $72,000 higher than the first quarter of 1998. For the six month period ending June 30, 1998, net interest income (on a tax equivalent basis) grew $960,000 or 5.0 percent year over year to $20,166,000.

On a tax equivalent basis the margin decreased to 4.49 percent during the second quarter of 1998 from 4.62 percent in the second quarter of 1997. The cost of interest-bearing liabilities was level at 3.85 percent from second quarter of 1997, with rates for NOW and savings decreasing 4 and 37 basis points, respectively, while the rate for certificates of deposit remained level at 5.29%. Rates for money market deposits and short term borrowings (entirely composed of repurchase agreements) increased 5 and 9 basis points, respectively. The yield on earning assets decreased 12 basis points to 7.70 percent, compared to the second quarter of 1997. A decrease in the yield on loans of 28 basis points and the yield on securities of 21 basis points was somewhat offset by a changing earning assets mix (with a $68.2 million growth in average loans). The yield on federal funds sold increased 11 basis points.

Average earning assets for the second quarter of 1998 are $65,261,000 or 7.8 percent higher when compared to the prior year's second quarter. Average loan balances grew $68,221,000 or 11.5 percent to $659,870,000, while average investment securities increased $6,673,000 or 3.2 percent to $215,157,000 and average federal funds sold decreased $8,258,000 or 35.1 percent to $15,276,000.

The growth in loans and lower cost interest bearing liabilities mitigated the decline in the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased to 73.1 percent in the second quarter of 1998, compared to 70.6 percent a year ago. Average certificates of deposit (the highest cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities increased slightly to 53.0 percent, compared to 52.1 percent in the second quarter of 1997. Lower cost core deposits which earn interest (NOW, savings and money market deposits) grew $12,502,000 or 3.9 percent to $334,928,000. Favorably affecting the mix of deposits as well was an increase in average noninterest-bearing demand deposits of $11,028,000 or 10.2 percent to $119,572,000.

For the first quarter of 1998, the net interest margin was 4.67 percent. The yield on average earning assets was 7.81 percent and rate on interest-bearing liabilities was 3.77 percent.


PROVISION FOR LOAN LOSSES

A provision of $450,000 was recorded in the second quarter of this year, equal to first quarter and $278,000 higher than the provision in the second quarter of 1997. Net charge-offs for the first six months decreased from $594,000 last year to $544,000 in 1998. Net charge-offs annualized as a percent of average loans totaled 0.17 percent for the first six months of 1998, compared to 0.20 percent for the same period in 1997. These ratios are much better than the banking industry as a whole which averaged net charge-offs of approximately 0.60% for all of 1997.

Management determines the provision for loan losses which is charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency ("OCC"), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise.


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,037,000 for the second quarter, an increase of $231,000 or 8.2 percent from the same period last year.

The largest increase in noninterest income occurred in fees from brokerage services, which increased $157,000 or 30.8 percent to $667,000, a result of a favorable economic environment and a growing customer base. Trust fees declined slightly from $568,000 a year ago to $561,000, a result of fewer estate accounts being managed. Service charges on deposit accounts grew $93,000 year over year to $1,077,000 and other service charges and fees rose $64,000 to $505,000. Other income declined $76,000 to $227,000, due to a decrease in income from the sale of residential mortgages, a result of ceasing to offer mortgage products to customers outside the Company's primary markets and adjacent communities. The Company intends to continue to emphasize its brokerage and trust services to both existing and new customers, as expectations are that these financial products will remain in demand.

Noninterest income, excluding gains and losses from securities sales, totaled $5,739,000 for the six month period ending June 30, 1998, an increase of $214,000 or 3.9 percent from the same period last year. As in the quarterly comparison, the most significant increase was a $250,000 increase in fees from brokerage services, followed by increases of $111,000 and $103,000 in service charges on deposits and other service charges and fees. Similarly, trust fees were lower year over year and other income declined $171,000.

The relatively low rates for residential loan products during the quarter resulted in higher activity and balances for fixed rate products. The Company, to manage interest rate risk, securitized some of the excess 30-year production and sold $13.9 million in the second quarter of 1998 and $14.8 million in the first quarter. These sales generated additional income of $205,000, of which $103,000 is included in the investment securities gains of $120,000 recorded in the second quarter and $102,000 is included in the investment securities gains of $124,000 in the first quarter.


NONINTEREST EXPENSES

When compared to 1997, noninterest expenses for the second quarter decreased by $972,000 or 9.7 percent to $9,023,000. Included in noninterest expenses in 1997 were one-time merger related charges totaling $1,467,000 for the acquisition of PSHC. Without these charges, noninterest expenses increased $495,000 or 5.8 percent year over year. The Company's overhead ratio increased slightly, from
68.5 percent a year ago to 68.6 percent in the second quarter of 1998. This is reflective of the additional four denovo branches which were added, offset by operating cost savings associated with the combination with PSHC.

Salaries and wages increased $205,000 or 6.1 percent and employee benefits grew $105,000 or 13.7 percent from the second quarter of 1997. Additional employment costs from the addition of four denovo branches (see "Earnings Summary") totaled $87,000. Higher group health insurance costs and profit sharing accruals for 1998 accounted for $95,000 of the increase in employee benefits.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $121,000 or 9.4 percent versus second quarter results last year. Costs related to the denovo branches totaled $129,000, $86,000 higher than last year's second quarter when two of the four new denovo offices opened.

The premium for Federal Deposit Insurance Corporation ("FDIC") insurance totaled $34,000, little changed from last year and reflecting that the rate the Company's subsidiary bank is being assessed has been and is the lowest rate, based on FDIC guidelines.

Costs associated with foreclosed and repossessed asset management and disposition increased $10,000 or 12.5 percent, but totaled only $90,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional costs remained the same compared to a year ago for the same quarter at $247,000.

Compared to second quarter in 1997, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased slightly, by $57,000 or 10.4% to $489,000.

The other expense category increased $114,000 or 5.6 percent in the second quarter of 1998 year over year. The largest increases: 1) $47,000 in credit card and merchant processing expenses, due principally to higher fees charged to the Company through an outsourcing arrangement, 2)$28,000 in stationery, printing and supplies, due primarily to the impact of the four denovo offices and increases in costs for paper supplies in general, and 3) $31,000 for telephone costs, of which $12,000 is directly related to data lines and telephone activity associated with the Company's four denovo offices.

Noninterest expenses (excluding one-time merger related charges of $1,542,000) for the six month period ending June 30, 1998 were $1,123,000 or 6.7 percent higher and totaled $17,890,000. Increases year over year were as follows: 1) salaries and wages grew $390,000 or 5.8 percent, 2) employee benefits rose $216,000 or 14.2 percent, 3) occupancy and furniture and equipment expenses increased $216,000 or 8.4 percent, on an aggregate basis, 4) costs associated with foreclosed and repossessed asset management and dispositions increased $49,000 to $151,000, 5) legal and professional fees grew $24,000 or 5.6 percent,
6) marketing expenses were $42,000 or 4.0 percent lower, and 7) the other expense category increased $272,000 or 6.8 percent.


INCOME TAXES

     Income taxes as a percentage of income before taxes were 37.2 percent for the first six months of this year, compared to 36.9 percent in 1997. The increase in rate reflects a higher rate of provision for state income taxes, a result of lower state intangible taxes paid to the State of Florida that can be taken as a credit. In addition, lower levels of tax-exempt interest income have contributed to a higher effective tax rate.

FINANCIAL CONDITION

CAPITAL RESOURCES

     Earnings retained by the Company during the first six months of 1998 and over the prior twelve months have provided the Company with a continued source of additional capital. The Company's ratio of average shareholders' equity to average total assets during the first six months of 1998 was 8.87 percent, compared to 8.96 percent during the first six months of 1997. The risk-based capital minimum ratio for total capital to risk-weighted assets is 8 percent. At June 30, 1998, the Company's ratio was 13.88 percent. In comparison, this ratio was 15.28 percent a year ago.


LOAN PORTFOLIO

All of the Company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $684,308,000 at June 30, 1998, $95,226,000 or 16.2 percent more than at
June 30, 1997, and $70,378,000 or 11.5 percent more than at December 31, 1997. In addition, during the first six months of 1998, $33.8 million in fixed rate residential mortgage loans were securitized and placed in the available for sale securities portfolio (see "Securities") and $0.5 million were sold for cash to the Federal Home Loan Mortgage Corporation ("FHLMC"). Over the past twelve months, $45.0 million in such loans were securitized or sold.

At June 30, 1998, the Company's mortgage loan balances secured by residential properties amounted to $381,150,000 or 55.7 percent of total loans. The next largest concentration was loans secured by commercial real estate which totaled $161,460,000 or 23.6 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $68,152,000, commercial loans of $32,772,000, home equity lines of credit of $13,063,000, and unsecured credit cards and related plans of $8,129,000.

The Company has entered into an agreement to sell its $7.1 million credit card portfolio at a modest gain in the third quarter of 1998. We believe that our customers will still receive excellent service and product offerings through a new partnership that has been created with a major credit card issuer. The sale of this portfolio will reduce the Company's exposure to losses from the substantial increase in consumer bankruptcies impacting the credit card industry.

The majority of all loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association ("FNMA") or FHLMC guidelines.

Real estate mortgage lending (particularly residential properties) is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At June 30, 1998, approximately $170 million or 45 percent of the Company's residential mortgage loan balances were adjustable.

Of the $170 million, $167 million were adjustable rate 15- or 30- year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $16 million were outstanding at June 30, 1998, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $53 million in balances existed at June 30, 1998, and 3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $98 million were outstanding at June 30, 1998.

Loans  secured  by  residential   mortgages   having  fixed  rates  totaled
approximately $212 million at June 30, 1998, of which 15- and 30- year mortgages totaled $104 million and $78 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $14,000 in net charge-offs for the first six months of 1998 compared to $27,000 for all of 1997.

At June 30, 1998, the Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $44,490,000, compared to $31,275,000 at June 30, 1997. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 23.6 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.


ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and installment loans totaled $161,000 and $335,000, respectively, for the first six months of 1998, compared to net losses of $225,000 and $97,000, respectively, in 1997. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses arising from residential real estate of $14,000 were recorded in the first six months, versus $30,000 a year ago. Net charge-offs recorded for commercial real estate loans of $59,000 in the first six months of 1998 compared with the prior year when net charge-offs of $26,000 were reported. Net recoveries for commercial loans of $25,000 in the first six months of 1998 compared to $216,000 in charge-offs in 1997.

The ratio of the allowance for loan losses to net loans  outstanding  was
0.84 percent at June 30, 1998. This ratio was 0.93 percent at June 30, 1997. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 289.6 percent at June 30, 1998, compared to 240.7 percent at the same date in 1997.

Net losses on credit cards will decline significantly in the third quarter of 1998 and should be zero in the fourth quarter of 1998 as a result of the sale of the credit card portfolio (see "Loan Portfolio").


NONPERFORMING ASSETS

At June 30, 1998, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.28 percent, compared to
0.49 percent one year earlier.

At June 30, 1998, accruing loans past due 90 days or more of $510,000 and OREO of $421,000 were outstanding. In 1997 on the same date, loans totaling $168,000 were past due 90 days or more and OREO balances of $696,000 were outstanding. Of the $421,000 in OREO, residential properties total $123,000, the remaining balance is a single commercial real estate property.

Nonaccrual loans totaled $1,465,000 at June 30, 1998, compared to a balance of $2,097,000 at June 30, 1997. All of the nonaccrual loans outstanding at June 30, 1998 were performing with respect to payments, with the exception of nine loans aggregating to $404,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 1998, 74 percent is secured with real estate, 9 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At June 30, 1998, the Company had $195,912,000 or
87.1 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $29,066,000, representing 12.9 percent of total securities.

The Company's securities portfolio increased $15,748,000 from June 30, 1997. The securities portfolio as a percentage of earning assets was 24.6 percent at June 30, 1998, compared to 25.7 percent one year ago. This decline is directly related to growth in the loan portfolio and changes to the portfolio mix which have been transacted or pending.

During the second quarter of 1998, proceeds of $33.3 million from securities sales and maturing funds of $35.9 million were derived. Securities sales included the divestiture of securitized 30-year fixed rate residential loans totaling $13.9 million and securitized 15-year fixed rate residential loans totaling $6.6 million, which resulted in the recognition of gains totaling $177,000. Additions to the securities portfolio totaled $75.1 million and consisted of: 1) $13.9 million in FHLMC mortgage backed securities resulting from the securitization of 30-year fixed rate residential mortgage loans from the Company's loan portfolio, 2) $3.4 million for additional stock as required for membership with the Federal Home Loan Bank ("FHLB"), 3) $4.0 million in callable short-term U.S. Agency Notes with a yield of 5.90% (higher than federal funds sold), 4) $20.3 million in adjustable rate CMOs with an average duration less than 2 years, and 5) $33.3 million in fixed rate CMOs with an average duration of 3.2 years. All 30-year residential loan securitizations created during the second quarter were sold.

During the first quarter of 1998, proceeds of $19.8 million from securities sales and maturing funds of $43.8 million were derived. Securities sales included the divestiture of securitized 30-year fixed rate residential loans totaling $14.8 million, which resulted in the recognition of gains totaling $102,000. Additions to the securities portfolio totaled $62.4 million and consisted of: 1) $1.0 million for a municipal security for Ft. Pierce, Florida, a Community Reinvestment Act ("CRA") investment, 2) $19.9 million in FHLMC mortgage backed securities resulting from the securitization of 15- and 30-year fixed rate residential mortgage loans from the Company's loan portfolio, 3) $10.0 million in U.S. Treasury securities with a two-year term, of which $5.0 million was sold during the quarter for a $15,000 gain, 4) $15.5 million in callable short-term U.S. Agency Notes with yields ranging from 5.85 percent to
6.30 percent (higher than federal funds sold), all called during the quarter, and 5) $16.0 million in short-term FNMA collateralized mortgage obligations ("CMOs") with an average duration of 2.5 years. All 30-year residential loan securitizations created during the first quarter were sold as well.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net loss of $350,000 at June 30, 1998, compared to a net loss of $1,149,000 or 0.5 percent of amortized cost at June 30, 1997. Rates have remained low and a shifting U.S. Treasury yield curve caused a decrease in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.


DEPOSITS

Total deposits increased $89,299,000 or 11.5 percent to $866,652,000 at June 30, 1998, compared to one year earlier. Certificates of deposit grew at a faster rate than other types of deposits. Certificates of deposit increased $47,429,000 or 13.2 percent to $407,609,000 over the past twelve months while lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $28,112,000 or 9.1 percent to $335,528,000. Noninterest bearing demand deposits increased $13,758,000 or 12.5 percent to $123,515,000.


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

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 21.2 percent. This means that the Company's assets re-price more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points. The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 7.7 percent if interest rates would immediately rise 200 basis points.

The Company does not presently use interest rate protection products in the management of interest rate risk.


LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion.

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 1998, the Company had federal funds lines of credit available and unused of $48,000,000 and had $108,549,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $28,209,000 at June 30, 1998 as compared to $40,665,000 at June 30, 1997. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1998, the cash flow from operations of $7,311,000 was $4,913,000 higher than during the same period of 1997. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


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


THE YEAR 2000 ISSUE

The Company has been evaluating its information technology (IT) systems, and currently does not believe that it has an exposure to the Year 2000 issue that will have a material adverse impact. The Company's evaluation and assessment has included the identification of all significant IT systems utilized by the Company in its businesses. These systems have been reviewed, and where appropriate, vendors and other third parties contacted for information regarding the status of their plans and progress towards addressing the Year 2000 problem. To date, based upon the information obtained, management has concluded that all significant vendors and other counter parties, who could have a material adverse effect on the Company if the Year 2000 issue was not properly addressed, have completed modifications to their systems or have plans to complete by year-end 1998. Some of the Company's in-house technology systems have already been determined by testing to be Year 2000 ready and all other significant in-house technology systems have been scheduled for testing.

In addition, the Company plans a conversion to a new outsourced core processing system in the third quarter of 1998. The costs related to this conversion have been expensed as incurred and are not expected to have a material adverse impact on the results of operations. Testing of the new third party core processing system for Year 2000 compliance by a select user group is to be preformed during early 1999.

The Company recently began communicating with some customers and has plans to communicate with others in the future. To date, management is unaware of any single customer or group of customers that will have, or are likely to have, a significant adverse impact should they not be able to address the Year 2000 problem. However, no assurance can be given that such consequences to the Company will not be material.

Management expects that its plans for dealing with the Year 2000 issue will result in timely and adequate modification of its IT systems. However, the ultimate potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, the Company and its third party core processor, or whose financial condition or operating ability is important to the Company and its third party core processing vendor as borrowers, vendors, customers or investment opportunities. Over the next one and half years, the Company intends to monitor the plans and progress of significant known third parties to address the Year 2000 issue and to evaluate, and where appropriate disclose, the identified impacts.

To date, the Company has not identified a worse case scenario, that is reasonably likely, that would call for the development of contingency plans. Management intends to monitor progress of significant vendors and others for circumstances that would change this current assessment.


NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statements of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and Number 131, "Disclosures about Segments of an Enterprise" ("SFAS 131"). The Company is required to adopt these statements in the future. Management does not believe that the adoption of SFAS 133 and 131 will have a significant impact on the Company's financial statements or related disclosures.


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis" and elsewhere in this Quarterly Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effect of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

Part II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The 1998 Annual Meeting of Shareholders was held April 23, 1998.
     (b) All directors reported to the Commission in the 1998 Proxy statement were re-elected in entirety.
     (c) The following matters were voted upon at the meeting:

         (i) The election of ten directors to serve until the 1998 Annual Meeting of Shareholders and until their successors have been elected and qualified. Out of 8,552,274 votes represented at the meeting, the number of votes cast for and against their re-election were 7,257,989 (99.4%) and 41,021, respectively.
         (ii) The ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1998. Out of 8,552,274 votes represented at the meeting, the number of votes cast for and against their ratification were 7,252,863 (99.9%) and 7,205, respectively.

Item 6.   Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed for the three month period ended June 30, 1998.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       SEACOAST BANKING CORPORATION OF FLORIDA



August 14, 1998             /s/ Dennis S. Hudson, III
                                DENNIS S. HUDSON, III
                                President & Chief Executive Officer


August 14, 1998            /s/ William R. Hahl
                               WILLIAM R. HAHL
                               Executive Vice President &
                               Chief Financial Officer