Form 10-Q
period 1998-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 1998-11-17
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  Commission file
        SEPTEMBER 30, 1998             No. 0-13660

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

     YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

   Class A Common Stock, $.10 Par Value - 4,623,339 shares
   -------------------------------------------------------

   Class B Common Stock, $.10 Par Value - 376,244 shares
   -----------------------------------------------------

                           INDEX

          SEACOAST BANKING CORPORATION OF FLORIDA



Part I FINANCIAL INFORMATION                                            PAGE #

Item 1 Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
         September 30, 1998, December 31, 1997 and
         September 30, 1997                                              3 - 4

         Condensed consolidated statements of income -
         Three months and nine months ended September 30,
         1998 and 1997                                                   5 - 6

         Condensed  consolidated  statements  of cash
         flows Nine  months  ended September 30, 1998 and 1997           7 - 9

         Notes to condensed consolidated financial
         statements                                                         10

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             11 - 21


Part II  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                                     22

SIGNATURES                                                                  23

Article 9 - Financial Data Schedule                                         24

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                   Sep. 30,  Dec. 31,   Sep.30,
(Dollars in thousands)                 1998      1997      1997
----------------------------------------------------------------
ASSETS
  Cash and due from banks          $ 31,113   $28,336  $ 27,354
  Federal funds sold                      0    36,100         0
  Securities:
    Held for Sale (at market)       217,829   178,988   150,360
    Held for Investment (market
        values:
      $24,159 at Sept. 30, 1998,
      $41,873 at Dec. 31, 1997 &
      $46,608 at Sept. 30, 1997)     23,547    41,162    45,744
                               ---------------------------------
          TOTAL SECURITIES          241,376   220,150   196,104


  Loans available for sale           20,996    15,020         0
  Loans                             683,381   613,930   608,539
  Less: Allowance for loan
        losses                       (5,943)   (5,363)   (5,306)
                               ---------------------------------
          NET LOANS                 677,438   608,567   603,233

  Bank premises and equipment        18,536    18,324    17,674
  Other real estate owned               280       536       796
  Core deposit intangibles            1,388     1,640     1,724
  Goodwill                            3,357     3,582     3,657
  Other assets                       10,704    10,782    12,200
                               ---------------------------------
                                 $1,005,188  $943,037  $862,742

                               =================================
LIABILITIES & SHAREHOLDERS'
EQUITY LIABILITIES
  Deposits                         $869,528  $806,098  $767,264


  Federal funds purchased and
    securities sold under
    agreements to repurchase,
    maturing within 30 days          25,483    52,112    11,726
  Other borrowings                   24,970         0         0
  Other liabilities                   5,758     3,763     3,658
                               ---------------------------------
                                    925,739   861,973   782,648

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                               Sep. 30,      Dec. 31,     Sep. 30,
(Dollars in thousands)             1998          1997        1997
-----------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                     0             0           0
  Class A common stock              480           479         479
  Class B common stock               38            38          38
  Additional paid-in capital     27,440        27,256      27,114
  Retained earnings              58,357        55,249      54,975
  Less: Treasury stock           (7,165)       (1,289)     (1,637)
                           ---------------------------------------
                                 79,150        81,733      80,969
Securities valuation
  equity (allowance)                299          (669)       (875)
                           ---------------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                   79,449        81,064      80,094
                           --------------------------------------
                             $1,005,188      $943,037    $862,742
                           ======================================

-----------------------------------------------------------------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                 Three Months
                                     Ended
                                 September 30,

----------------------------------------------------
(Dollars in thousands, except     1998       1997
per share data)
----------------------------------------------------
Interest and dividends on
  securities                     $  3,509   $  3,124
Interest and fees on loans         13,935     12,448
Interest on federal funds sold        154        234
                               ----------------------
    TOTAL INTEREST INCOME          17,598     15,806

Interest on deposits                1,897      1,653
Interest on time certificates       5,454      4,722
Interest on borrowed money            455        119
                               ----------------------
    TOTAL INTEREST EXPENSE          7,806      6,494
                               ----------------------
      NET INTEREST INCOME           9,792      9,312
Provision for loan losses             450        225
                               ----------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES     9,342      9,087

Noninterest income
  Securities gains                    115         51
  Other income                      3,428      2,681
                               ----------------------
    TOTAL NONINTEREST INCOME        3,543      2,732
    TOTAL NONINTEREST EXPENSES      9,028      8,575
                               ----------------------
      INCOME BEFORE INCOME TAXES    3,857      3,244
Provision for income taxes          1,374      1,182
                               ----------------------
      NET INCOME                  $ 2,483    $ 2,062
                               ======================

-----------------------------------------------------

                                  Nine Months
                                     Ended
                                 September 30,
------------------------------------------------
(Dollars in thousands, except      1998      1997
per share data)
-----------------------------------------------------
Interest and dividends on
  securities                     $  10,256   $ 9,854
Interest and fees on loans          40,645    37,266
Interest on federal funds sold         654     1,086
                               ----------------------
    TOTAL INTEREST INCOME           51,555    48,206

Interest on deposits                 5,438     5,200
Interest on time certificates       15,396    14,167
Interest on borrowed money             929       513
                               ----------------------
    TOTAL INTEREST EXPENSE          21,763    19,880
                               ----------------------
      NET INTEREST INCOME           29,792    28,326
Provision for loan losses            1,350       613
                               ----------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES     28,442    27,713

Noninterest income
  Securities gains                     359        14
  Other income                       9,167     8,206
                               ----------------------
    TOTAL NONINTEREST INCOME         9,526     8,220
    TOTAL NONINTEREST EXPENSES      26,918    26,884
                               ----------------------
      INCOME BEFORE INCOME TAXES    11,050     9,049
Provision for income taxes           4,030     3,290
                               ----------------------
      NET INCOME                   $ 7,020   $ 5,759
                               ======================

-----------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                              Three Months Ended
                                September 30,
--------------------------------------------------
(Dollars in thousands, except      1998       1997
per share data)
---------------------------------------------------

PER SHARE COMMON STOCK:
     Net income basic            $  0.49     $ 0.40
     Net income diluted             0.48       0.39

     Cash dividends declared:
       Class A                      0.22       0.20
       Class B                      0.20       0.18
AVERAGE SHARES OUTSTANDING
     Net income basic          5,070,565  5,150,048
     Net income diluted        5,173,886  5,264,225
---------------------------------------------------
See notes to condensed consolidated financial statements.

                                Nine Months
                                   Ended
                               September 30,
---------------------------------------------------
(Dollars in thousands, except     1998        1997
per share data)
---------------------------------------------------

PER SHARE COMMON STOCK:
     Net income basic            $ 1.37      $ 1.12
     Net income diluted            1.34        1.10


     Cash dividends declared:
       Class A                     0.66        0.60
       Class B                     0.60        0.54
AVERAGE SHARES OUTSTANDING
     Net income basic         5,139,662   5,122,396
     Net income diluted       5,249,690   5,240,783
---------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                         (In thousands of
                                             dollars)

-------------------------------------------------------------
Nine Months Ended September 30               1998       1997
-------------------------------------------------------------
Increase (Decrease) in Cash and Cash
Equivalents
Cash flows from operating activities
  Interest received                      $ 51,505   $ 48,561
  Fees and commissions received             8,726      8,140
  Interest paid                           (21,641)   (20,210)
  Cash paid to suppliers and employees    (23,121)   (26,512)
  Income taxes paid                        (3,227)    (3,753)
                                      -----------------------
Net cash provided by operating
  activities                               12,242      6,226

Cash flows from investing activities
  Proceeds from maturity of securities
    held for sale                          93,481     21,014
  Proceeds from maturity of securities
    held for investment                    14,664     12,849
  Proceeds from sale of securities held
    for sale                               79,925     64,035
  Purchase of securities held for sale   (206,507)   (63,614)
  Purchase of securities held for
    investment                               (989)    (5,928)
  Proceeds from sale of loans               8,280     30,889
  Net new loans and principal repayments  (84,375)   (64,188)
  Proceeds from the sale of other real
    estate owned                              631        610
  Additions to bank premises and
    equipment                              (1,860)    (1,813)
  Net change in other assets                 (978)    (1,713)
                                      -----------------------
Net cash used in investing activities     (97,728)    (7,859)

(Unaudited)
-----------------------------------------------------------


Seacoast Banking Corporation of Florida and Subsidiaries

                                   (In thousands of dollars)
------------------------------------------------------------
Nine Months Ended September 30              1998       1997
------------------------------------------------------------
Cash flows from financing activities
  Net increase (decrease) in deposits     63,425   (44,237)
  Net decrease in federal funds
    purchased and repurchase agreements  (26,629)   (33,362)
  Net increase in other borrowings        24,970          0
  Exercise of stock options                  747        727
  Treasury stock acquired                 (6,996)    (1,274)
  Dividends paid                          (3,354)    (2,875)
                                     -----------------------
Net cash provided by (used in)
financing activities                      52,163    (81,021)
                                     -----------------------
Net decrease in cash and cash
  equivalents                            (33,323)   (82,654)
Cash and cash equivalents at
 beginning of year                        64,436    110,008
                                     -----------------------
Cash and cash equivalents at end of     $ 31,113   $ 27,354
period                               =======================

------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)(Unaudited)
-----------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                     (In thousands of dollars)
--------------------------------------------------------------
Nine Months Ended September 30                1998       1997
--------------------------------------------------------------
Reconciliation of Net Income to Cash
 Provided by Operating Activities
Net Income                                 $ 7,020    $ 5,759
Adjustments to reconcile net income to
    net cash provided by operating
    activities
  Depreciation and amortization              2,337      2,031
  Provision for loan losses                  1,350        613
  Gain on sale of securities                  (359)       (14)
  Gain on sale of loans                       (651)      (157)
  Loss on sale and writedown of
    foreclosed assets                          146         81
  Loss on disposition of fixed assets           81        (69)
  Change in interest receivable               (106)       340
  Change in interest payable                   122       (330)
  Change in prepaid expenses                  (389)    (1,022)
  Change in accrued taxes                    1,135       (154)
  Change in other liabilities                1,556       (852)
--------------------------------------------------------------
Total adjustments                            5,222        467
                                       -----------------------
Net cash provided by operating activities  $12,242    $ 6,226
                                       =======================

--------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real
    estate owned                           $   548   $    423
  Transfers from loans to securities
    available for sale                      47,057     21,015
  Transfers from securities held for
    investment to securities held for sale   3,994          0
  Market value adjustment to securities      1,409      1,059
--------------------------------------------------------------

See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Financial Accounting Standard Board's Statement No. 130, "Reporting Comprehensive Income". This statement requires the Company to report a measure of all changes in equity, not only reflecting net income but all other non-owner changes in equity as well. The following table presents non-owner related income for the periods indicated:

                        Three Months Ended September 30, 1998
                       ----------------------------------------
                            Income
                            Before        Taxes   Net Amount
                            Income
 (Dollars in thousands)     Taxes
-------------------------------------------------------------
Net unrealized gains on
  securities arising
  during 1998               $1,566      $   576      $   990

Net Income as stated
  on statements of income    3,857        1,374        2,483
                          -----------------------------------

Comprehensive income        $5,423       $1,950       $3,473
                          ===================================


                         Nine Months Ended September 30, 1998
                       ----------------------------------------
                                Income
                                Before
                                Income
(Dollars in thousands)          Taxes       Taxes  Net Amount
---------------------------------------------------------------

---------------------------------------------------------------
Net unrealized gains on
  securities arising
  during 1998                 $  1,531     $   563     $   968

Net Income as stated on
   statements of  income        11,050       4,030       7,020
                          -------------------------------------

Comprehensive income           $12,581      $4,593      $7,988
                          =====================================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1998

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the third quarter of 1998 totaled $2,483,000 or $0.48 per share diluted, higher than the $2,335,000 or $0.44 per share diluted recorded in the second quarter of 1998 and higher than the $2,062,000 or $0.39 per share diluted reported in the third quarter of 1997. Earnings were impacted in the third quarter of 1998 by net non-recurring gains of $330,000 ($209,000 after tax or $0.04 per share). This includes a gain of $616,000 on the sale of the Company's credit card portfolio and a charge of $286,000 taken to cancel a contract for processing the Company's trust business. A new trust processing agreement will reduce operating expenses in the future by approximately $200,000 annually.

Return on average assets was 1.00 percent and return on average shareholders' equity was 12.05 percent for the third quarter of 1998, compared to second quarter 1998's performance of 0.98 percent and 11.15 percent, respectively, and the prior year's third quarter results of 0.94 percent and 10.02 percent, respectively.

The Company acquired Port St. Lucie Bank Holding Corporation ("PSHC") and its subsidiary, Port St. Lucie National Bank ("PSNB"), on May 30, 1997. Acquired deposits totaled $116.0 million and loans totaled $93.7 million at acquisition date. In addition, the Company opened three denovo branches in mid-1997 and one branch in 1998 (in March), all in Indian River County, the Company's northernmost market.


NET INTEREST INCOME

Net interest income (on a tax equivalent basis) increased $491,000 or 5.2 percent to $9,893,000 for the third quarter of 1998 compared to a year ago. For the nine month period ending September 30, 1998, net interest income (on a tax equivalent basis) grew $1,451,000 or 5.1 percent year over year to $30,059,000.

On a tax equivalent basis the margin decreased to 4.20 percent during the third quarter of 1998 from 4.57 percent in the third quarter of 1997. The cost of interest-bearing liabilities increased 13 basis points to 3.94 percent from third quarter of 1997, with rates for NOW increasing 66 basis points while the rate for savings deposits decreased 10 basis points to 2.07 percent. Rates for money market deposits, certificates of deposit and short term borrowings (entirely composed of repurchase agreements and federal funds purchased) increased and/or decreased nominally, by 1 to 2 basis points, respectively. Leveraging the balance sheet, in the third quarter the Company obtained borrowings totaling approximately $25 million with a duration of 2.7 years for the purchase of like duration collateralized mortgage obligations ("CMOs"), locking in a 110 basis point spread. The borrowings were obtained through the Federal Home Loan Bank ("FHLB") and Donaldson, Lufkin & Jennrette ("DLJ") at a weighted average rate of 5.75 percent.

The yield on earning assets for the third quarter of 1998 decreased 21 basis points to 7.52 percent, compared to the third quarter of 1997. A decrease in the yield on loans of 31 basis points and the yield on securities of 9 basis points was partially offset by a changing earning assets mix (with a $96.7 million growth in average loans). The yield on loans was affected primarily by the sale of the $7.1 million credit card portfolio which had yielded 12 percent. In addition, lower interest rates caused many homeowners to refinance their existing mortgages to lower rates over the past twelve months. The yield on federal funds sold increased 4 basis points.

Average earning assets for the third quarter of 1998 are $118,467,000 or 14.5 percent higher when compared to the prior year's third quarter. Average loan balances grew $96,685,000 or 16.3 percent to $689,293,000, while average investment securities increased $27,620,000 or 13.4 percent to $233,852,000 and average federal funds sold decreased $5,838,000 or 34.7 percent to $10,991,000. The growth in loans and an increase in lower cost interest bearing liabilities mitigated the decline in the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased to 73.8 percent in the third quarter of 1998, compared to 72.7 percent a year ago. Average certificates of deposit (the highest cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased slightly to 52.1 percent, compared to 52.7 percent in the third quarter of 1997. Lower cost core deposits which earn interest (NOW, savings and money market deposits) grew $32,887,000 or 10.7 percent to $341,027,000. Favorably affecting the mix of deposits as well was an increase in average noninterest-bearing demand deposits of $8,818,000 or 8.3 percent to $115,438,000.

For the first nine months of 1998, the net interest margin was 4.45 percent, compared to 4.60 percent for the same period in 1997.


PROVISION FOR LOAN LOSSES

A provision of $450,000 was recorded in the third quarter of this year, equal to first quarter and second quarter and $225,000 higher than the provision in the third quarter of 1997. Net charge-offs for the first nine months decreased from $964,000 last year to $771,000 in 1998. Net charge-offs annualized as a percent of average loans totaled 0.15 percent for the first nine months of 1998, compared to 0.22 percent for the same period in 1997. These ratios are much better than the banking industry as a whole which averaged net charge-offs of approximately 0.60 percent for all of 1997. The sale of the credit card portfolio during the third quarter reduced the Company's exposure to losses from consumer bankruptcies and should result in lower net charge-offs in the future.

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


NONINTEREST INCOME

Noninterest income, excluding gains from securities sales, totaled $3,428,000 for the third quarter, an increase of $747,000 or 27.9 percent from the same period last year. Included in noninterest income for the third quarter is a non-recurring gain of $616,000 for the sale of the Company's $7.1 million credit card portfolio. Without this gain, noninterest income increased 4.9 percent year over year.

Service charges on deposit accounts totaled $1,162,000 and were $14,000 lower year over year, while other service charges and fees rose $75,000 to $464,000. Other income increased $742,000 to $857,000, including the $616,000 gain on the sale of the credit card portfolio. Higher check printing charges and servicing fees collected from the Federal Home Loan Mortgage Corporation (FHLMC), a result of securitizing fixed rate residential mortgages, contributed to the increase in other income as well. Income from brokerage services decreased $18,000 to $422,000 and trust income declined $38,000 to $523,000. The decrease in brokerage income reflects consumer uncertainty as to the health of the global economy and resultant volatility in financial markets. Trust fees declined as a result of fewer estate accounts being managed.

Noninterest income, excluding gains from securities sales, totaled $9,167,000 for the nine month period ending September 30, 1998, an increase of $961,000 or
11.7 percent from the same period last year. As in the quarterly comparison, the most significant event was the $616,000 non-recurring gain on the sale of the credit card portfolio. A $232,000 increase in fees from brokerage services was followed by increases of $178,000 and $97,000 in other service charges and fees and service charges on deposits, respectively. Trust fees were lower year over year $117,000.

The relatively low rates for residential loan products during the quarter resulted in higher activity and balances for fixed rate products. The Company, to manage interest rate risk, securitized some of the 30-year production and sold $13.3 million in the third quarter of 1998, $13.9 million in the second quarter of 1998 and $14.8 million in the first quarter. The securities were then sold and the sales generated additional income of $296,000.


NONINTEREST EXPENSES

When compared to 1997, noninterest expenses for the third quarter increased by $453,000 or 5.3 percent to $9,028,000. Included in noninterest expenses in the third quarter of 1998 is a one-time charge of $286,000 to cancel a contract for processing the Company's trust business. Without this charge, noninterest expenses increased $167,000 or 1.9 percent year over year.

Salaries and wages increased $167,000 or 5.1 percent and employee benefits decreased $11,000 or 1.5 percent from the third quarter of 1997. Of the increase in salaries, $35,000 is directly related to the opening of the Company's Sebastian West office in Indian River County in March 1998. Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $141,000 or 10.8 percent versus third quarter results last year. Included in this increase are costs related to the Sebastian West office totaling $17,000 and write-offs of obsolete computer hardware totaling $32,000.

The premium for Federal Deposit Insurance Corporation ("FDIC") insurance totaled $34,000, little changed from last year and reflecting that the rate the Company's subsidiary bank is being assessed has been and is the lowest rate, based on FDIC guidelines.

Costs associated with foreclosed and repossessed asset management and disposition increased $73,000 or 165.9 percent, but totaled only $117,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional costs increased $23,000 or 9.1 percent to $276,000 compared to a year ago.

Compared to third quarter in 1997, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased by $93,000 or 16.7 percent to $465,000.

The other expense category increased $152,000 or 7.0 percent in the third quarter of 1998 year over year. Without the one-time non-recurring charge of $286,000 for processing of the Company's trust business, the other expense category decreased $134,000 or 6.1 percent.

Noninterest expenses (excluding one-time merger related charges for the acquisition of PSHC of $1,542,000 incurred) for the nine month period ending September 30, 1998 were $1,576,000 or 6.2 percent higher and totaled $26,918,000. Increases/decreases year over year were as follows: 1) salaries and wages grew $557,000 or 5.6 percent, 2) employee benefits rose $205,000 or 9.1 percent, 3) occupancy and furniture and equipment expenses increased $357,000 or
9.2 percent, on an aggregate basis, 4) costs associated with foreclosed and repossessed asset management and dispositions increased $122,000 to $268,000, 5) legal and professional fees grew $47,000 or 6.9 percent, 6) marketing expenses were $135,000 or 8.4 percent lower, and 7) the other expense category increased $424,000 or 6.9 percent ($138,000 or 2.2 percent without the one-time non-recurring charge for processing the Company's trust business).


INCOME TAXES

Income taxes as a percentage of income before taxes were 36.5 percent for the first nine months of this year, compared to 36.4 percent in 1997. Lower levels of tax-exempt interest income have contributed to a higher effective tax rate.


FINANCIAL CONDITION

CAPITAL RESOURCES

Earnings retained by the Company during the first nine months of 1998 and over the prior twelve months have provided the Company with a continued source of additional capital.

The Company's ratio of average shareholders' equity to average total assets during the first nine months of 1998 was 8.66 percent, compared to 9.10 percent during the first nine months of 1997. The risk-based capital minimum ratio for total capital to risk-weighted assets is 8 percent. At September 30, 1998, the Company's ratio was 12.69 percent. In comparison, this ratio was 15.22 percent a year ago. In part, these ratios have declined as a result of the Company buying back outstanding shares of its Class A Common stock. The repurchased Treasury stock at cost totaled $7,165,000 at September 30, 1998 compared to $1,637,000 a year ago.


LOAN PORTFOLIO

All of the Company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $683,381,000 at September 30, 1998, $74,482,000 or 12.3 percent more than at September 30, 1997, and $69,451,000 or 11.3 percent more than at December 31, 1997. In addition, during the first nine months of 1998, $47.1 million in fixed rate residential mortgage loans were securitized and placed in the available for sale securities portfolio (see "Securities") and $0.5 million were sold for cash to the FHLMC. Over the last twelve months, $54.6 million in such loans were securitized or sold.

At September 30, 1998, the Company's mortgage loan balances secured by residential properties amounted to $375,438,000 or 54.9 percent of total loans. The next largest concentration was loans secured by commercial real estate which totaled $172,611,000 or 25.3 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $69,800,000, commercial loans of $32,830,000, home equity lines of credit of $12,677,000, and construction loans of $19,396,000.

In the third quarter this year, the Company sold its $7.1 million credit card portfolio for a gain of $616,000. We believe that our customers will still receive excellent service and product offerings through a new partnership that has been created with a major credit card issuer. The sale of this portfolio will reduce the Company's exposure to losses from consumer bankruptcies impacting the credit card industry.

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

Real estate mortgage lending (particularly residential properties) is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At September 30, 1998, approximately $164 million or 44 percent of the Company's residential mortgage loan balances were adjustable.

Of the $164 million, $161 million were adjustable rate 15- or 30- year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $15 million were outstanding at September 30, 1998, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $48 million in balances existed at September 30, 1998, and
3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $98 million were outstanding at September 30, 1998.

Loans secured by residential mortgages having fixed rates totaled approximately $211 million at September 30, 1998, of which 15- and 30-year mortgages totaled $109 million and $87 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $31,000 in net charge-offs for the first nine months of 1998 compared to $27,000 for all of 1997.

At September 30, 1998, the Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $54,987,000, compared to $29,658,000 at September 30, 1997. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 25.3 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.


ALLOWANCE FOR LOAN LOSSES

Net losses on credit cards and installment loans totaled $190,000 and $471,000, respectively, for the first nine months of 1998, compared to net losses of $361,000 and $186,000, respectively, in 1997. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses arising from residential real estate of $31,000 were recorded in the first nine months, versus $35,000 a year ago. Net charge-offs recorded for commercial real estate loans of $74,000 in the first nine months of 1998 compared with the prior year when net charge-offs of $27,000 were reported. Net charge-offs for commercial loans of $5,000 in the first nine months of 1998 compared to $355,000 in charge-offs in 1997.

The ratio of the allowance for loan losses to net loans outstanding was 0.87 percent at September 30, 1998, the same as September 30, 1997. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 228 percent at September 30, 1998, compared to 207 percent at the same date in 1997.

As a result of the sale of the credit card portfolio (see "Loan Portfolio"), the Company has eliminated its exposure to future credit card losses.


NONPERFORMING ASSETS

At September 30, 1998, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.36 percent, compared to
0.53 percent one year earlier.

At September 30, 1998, accruing loans past due 90 days or more of $427,000 and OREO of $280,000 were outstanding. A single commercial real estate property comprises the balance in OREO. In 1997 on the same date, loans totaling $112,000 were past due 90 days or more and OREO balances of $796,000 were outstanding.

Nonaccrual loans totaled $2,175,000 at September 30, 1998, compared to a balance of $2,450,000 at September 30, 1997. Over 50 percent of the nonaccrual loans outstanding at September 30, 1998 were performing with respect to payments. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at September 30, 1998, 86 percent is secured with real estate, 4 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At September 30, 1998, the Company had $217,829,000 or 90.2 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $23,547,000, representing 9.8 percent of total securities.

The Company's securities portfolio increased $45,272,000 from September 30, 1997. The securities portfolio as a percentage of earning assets was 25.5 percent at September 30, 1998, compared to 24.4 percent one year ago. This increase is directly related to changes to the portfolio mix which have been transacted or pending.

During the third quarter of 1998, proceeds of $26.4 million from securities sales and maturing funds of $28.4 million were derived. Securities sales included the divestiture of securitized 30-year fixed rate residential loans totaling $13.3 million, which resulted in the recognition of gains totaling $91,000. Additions to the securities portfolio totaled $69.5 million and consisted of: 1) $13.3 million in FHLMC mortgage backed securities resulting from the securitization of 30-year fixed rate residential mortgage loans from the Company's portfolio, 2) $25.7 million in private issue CMOs with a yield of
6.80 percent and duration of 2.7 years, offset by borrowings obtained from the FHLB and DLJ, 3) $5.0 million for a longer duration (4 years) Federal Farm Credit Bureau agency bond, and 4) $25.5 million for five different CMOs, all with durations ranging from 0.5 years to 1.2 years and having a weighted average yield of 6.12 percent (higher than federal funds sold). All 30-year residential loan securitizations created during the third quarter were sold.

During the second quarter of 1998, proceeds of $33.6 million from securities sales and maturing funds of $35.9 million were derived. Securities sales included the divestiture of securitized 30-year fixed rate residential loans totaling $13.9 million and securitized 15-year fixed rate residential loans totaling $6.6 million, which resulted in the recognition of gains totaling $177,000. Additions to the securities portfolio totaled $75.4 million and included: 1) $13.9 million in FHLMC mortgage backed securities resulting from the securitization of 30-year fixed rate residential mortgage loans from the Company's loan portfolio, 2) $3.4 million for additional stock as required for membership with the FHLB, 3) $4.0 million in callable short-term U.S. Agency Notes with a yield of 5.90 percent (higher than federal funds sold), 4) $20.3 million in adjustable rate CMOs with an average duration less than 2 years, and
5) $33.3 million in fixed rate CMOs with an average duration of 3.2 years. All 30-year residential loan securitizations created during the second quarter were sold.

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

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had an unrealized net gain of $1,134,000 at September 30, 1998, compared to a net loss of $158,000 at September 30, 1997. Rates have remained low and a shifting U.S. Treasury yield curve caused a decrease in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.


DEPOSITS

Total deposits increased $102,264,000 or 13.3 percent to $869,528,000 at September 30, 1998, compared to one year earlier.

Certificates  of deposit  grew at a faster  rate than other  types of  deposits.
Certificates of deposit increased $56,952,000 or 16.1 percent to $411,467,000 over the past twelve months while lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $44,878,000 or 15.0 percent to $343,592,000. Noninterest bearing demand deposits increased $434,000 or 0.4 percent to $114,469,000.


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

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 23.9 percent. This means that the Company's assets re-price more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points. The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 15 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 10.8 percent if interest rates would immediately rise 200 basis points.

The Company does not presently use interest rate protection products in the management of interest rate risk.


LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion.

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 1998, the Company had federal funds lines of credit available and unused of $48,000,000 and had $95,305,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $31,113,000 at September 30, 1998 as compared to $27,354,000 at September 30, 1997. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1998, the cash flow from operations of $12,242,000 was $6,016,000 higher than during the same period of 1997. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


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


THE YEAR 2000 ISSUE

The Company has been evaluating its information technology (IT) systems, and currently does not believe that it has an exposure to the Year 2000 issue that will have a material adverse impact or cost. The Company's evaluation and assessment has included the identification of all significant IT systems utilized by the Company in its businesses. These systems have been reviewed, and where appropriate, vendors and other third parties contacted for information regarding the status of their plans and progress towards addressing the Year 2000 problem. To date, based upon the information obtained, management has concluded that all significant vendors and other counter parties, who could have a material adverse effect on the Company if the Year 2000 issue was not properly addressed, have completed modifications to their systems or have plans to complete by year-end 1998. Some of the Company's in-house technology systems have already been determined by testing to be Year 2000 ready and all other significant in-house technology systems have been scheduled for testing.

In addition, the Company converted to a new outsourced core processing system in the third quarter of 1998. The costs related to this conversion have been expensed as incurred and are not expected to have a material adverse impact on the results of operations. Testing of the new third party core processing system for Year 2000 compliance by a select user group is to be performed during early 1999.

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

Management expects its plans for dealing with the Year 2000 issue will result in timely and adequate modification of its IT systems. However, the ultimate potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, the Company and its third party core processor, or whose financial condition or operating ability is important to the Company and its third party core processing vendor as borrowers, vendors, customers or investment opportunities. Over the next one and a quarter years, the Company intends to monitor the plans and progress of significant known third parties to address the Year 2000 issue and to evaluate, and where appropriate disclose, the identified impacts.

To date, the Company has not identified a worse case scenario, that is reasonably likely, that would call for the development of contingency plans. Management intends to monitor progress of significant vendors and others for circumstances that would change this current assessment.


NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued Statements of Financial Accounting Standards Number 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS 133"), and Number 131, Disclosures about Segments of an Enterprise ("SAFS 131"). The Company is required to adopt these statements in the future. Management does not believe that the adoption of SFAS 133 and 131 will have a significant impact on the Company's financial statements or related disclosures.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis" and elsewhere in this Quarterly Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effect of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter- parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

Part II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the three month period ended September 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       SEACOAST BANKING CORPORATION OF FLORIDA





November 13, 1998           /s/ Dennis S. Hudson, III
-----------------           ----------------------------------
                            DENNIS S. HUDSON, III
                            President & Chief Executive Officer


November 13, 1998          /s/ William R. Hahl
-----------------          ---------------------------------
                           WILLIAM R. HAHL
                           Executive Vice President & Chief Financial Officer