Form 10-K
period 1998-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 1999-03-31
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended                 Commission File
         DECEMBER 31, 1998                        No. 0-13660

                   SEACOAST BANKING CORPORATION OF FLORIDA
                   ---------------------------------------
            (Exact name of registrant as specified in its charter)

                 Florida                                   59-2260678
                 -------                                   ----------
      (State or other jurisdiction of                     (IRS employer
      incorporation or organization)                  identification number)

       815 Colorado Avenue, Stuart, FL                       34994
       -------------------------------                       -----
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 12, 1999:

CLASS A COMMON STOCK, $.10 par value - $123,411,222 based upon the closing sale price on February 12, 1999, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

CLASS B COMMON STOCK, $.10 par value - $10,136,151 based upon the closing sale price on February 12, 1999, of the Class A Common Stock, $.10 par value, into which each share of Class B Common Stock, $.10 par value, is immediately convertible on a one-for-one basis, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 12, 1999:


      Class A Common Stock, $.10 Par Value - 4,570,786 shares

      Class B Common Stock, $.10 Par Value - 375,413 shares

Documents Incorporated by Reference:

1. Portions of the registrant's 1999 Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999 ("1999 Proxy Statement") are incorporated by reference into Part III.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                             Page of
                                                             -------
                                                      Form              Annual
                                                      10-K              Report
Part I
------

Item 1.     Business                                  1-16                  --

Item 2.     Properties                                16-20                 --

Item 3.     Legal Proceedings                         20                    --

Item 4.     Submission of Matters to a
            Vote of Security-Holders                  20                    --

Part II
-------

Item 5.     Market Price of and Dividends on the
            Registrant's Common Equity and
            Related Stockholder Matters               21-22                 31

Item 6.     Selected Financial Data                   23                     4

Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                             23                 18-30

Item 7A.    Market Risk                               23                    27

Item 8.     Financial Statements and                                    331-33
            Supplementary Data                                         & 35-49

Item 9.     Changes in and Disagreements With
            Accountants on Accounting and
            Financial Disclosure                      23                   --


                                                              Page of
                                                              -------
                                                      Form
                                                      10-K               Proxy
Part III
--------
Item 10.    Directors and Executive Officers          24                   2-8
            of the Registrant

Item 11.    Executive Compensation                    24                  6-15

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management          24                2-7,16

Item 13.    Certain Relationships and Related         24                 15-16
            Transactions

                                                              Page of
                                                              -------
                                                      Form              Annual
                                                      10-K              Report
Part IV
Item 14.    Exhibits, Financial Statement
            Schedules and Reports on Form 8-K

   (a)(1)   List of All Financial Statements          25

              Consolidated Balance Sheets as
              of December 31, 1998 and 1997           --                    37

              Consolidated Statements of Income
              for the years ended December 31,
              1998, 1997 and 1996                     --                    36

              Consolidated Statements of Shareholders'
              Equity for the years ended December 31,
              1998, 1997 and 1996                     --                    39

              Consolidated Statements of Cash Flows
              for the years ended December 31,
              1998, 1997, and 1996                    --                 38,47

              Notes to Consolidated Financial
              Statements                              --                 40-49

              Report of Independent Certified
              Public Accountants                      --                    35

   (a)(2)   List of Financial Statement Schedules     25                    --

   (a)(3)   List of Exhibits                          25-27                 --

   (b)      Reports on Form 8-K                       27                    --

   (c)      Exhibits                                  27                    --

   (d)      Financial Statement Schedules             27                    --

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"),and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida ("Seacoast" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may", "will", "anticipate", "should", "would", "believe", "contemplate", "expect", "estimate", "continue", "may", "intend" or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward looking statements.

These forward looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the possible effects of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter- parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.


                                     Part I
                                     ------

Item 1. Business
----------------
General

     Seacoast is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast (the "Bank") for the purpose of becoming a holding company for the Bank. On December 30, 1983, Seacoast acquired all of the outstanding shares of the common stock of the Bank in exchange for 810,000 shares of its $.10 par value Class A common stock ("Class A Common Stock") and 810,000 shares of its $.10 par value Class B common stock ("Class B Common Stock").

     The Bank commenced operations in 1933 under the name "Citizens Bank of Stuart" pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national banking association on August 29, 1958.

     Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast's primary service area is the "Treasure Coast", which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida's southeastern coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, one in Jensen Beach, two on Hutchinson Island, one in Hobe Sound, five in Vero Beach, two in Sebastian, five in Port St. Lucie, and one in Ft. Pierce.

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

     Customers can also use the Bank's "MoneyPhone" system to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

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

     As a bank holding company, Seacoast is a legal entity separate and distinct from its subsidiaries. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Seacoast's operating revenues and net income are derived primarily from its subsidiaries through dividends, fees for services performed and interest on advances and loans. See "Supervision and Regulation".

     As of December 31, 1998, Seacoast and its subsidiaries employed 404 full-time equivalent employees.

Expansion of Business

     Seacoast has expanded its products and services to meet the changing needs of the various segments of its market and it expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically primarily through the addition of branches, including the acquisition of a thrift branch in St. Lucie County.

     More recently, Seacoast has from time to time considered acquisitions of other depository institutions or corporations engaged in bank-related activities. On September 20, 1991, the Bank acquired from the Resolution Trust Corporation (the "RTC") 10 branches and approximately $110 million of deposits of a failed thrift, American Pioneer Federal Savings Bank ("American Pioneer"), for a deposit premium of $752,000 (of which $146,000 remains outstanding as an intangible asset at December 31, 1998). Following the acquisition, the Bank temporarily rented all of the branch facilities from the RTC at commercially reasonable rates to preserve existing customer relationships and to facilitate their transfer to the Bank. On October 18, 1991, the Bank ceased renting the branch office facilities that it did not intend to acquire in order to avoid duplication of existing facilities. After negotiation, definitive agreements with the RTC were executed for the purchase of five branch facilities. See "Item 2. Properties".

     On April 14, 1995, the Bank acquired approximately $46 million in loans and $62 million in deposits by purchasing American Bank Capital Corporation of Florida ("American Bank") and it's subsidiary, American Bank of Martin County. The transaction was treated as a purchase for accounting purposes with the Bank paying $9.3 million in cash. At December 31, 1998, intangible assets resulting from this acquisition include goodwill of $3,282,000 and core deposit premium of $1,158,000. Following the acquisition, the Bank closed its existing East Ocean office location to move to a more attractive location acquired from American Bank, and continued to operate an office location owned by American Bank in southern Martin County. See "Item 2. Properties".

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

     Florida law permits state-wide branching and Seacoast has expanded, and anticipates future expansion in its markets, by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a WalMart superstore in Sebastian in northern Indian River County. In January 1997, Seacoast opened a branch in Nettles Island, a predominately modular home community on Hutchinson Island in southern St. Lucie County. In May, June and July 1997, and in March 1998, four additional branch offices were opened in Indian River County. See "Item 2. Properties".

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

     Seacoast and its subsidiaries compete not only with financial institutions based in the State of Florida, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions which have an established market presence in the State of Florida, or which offer products by mail, telephone or over the Internet. Many of Seacoast's competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than Seacoast. Some of these competitors are subject to less regulation and/or more favorable tax treatment than Seacoast.

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

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23Arequires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

     The BHC Act, as amended by the interstate banking provisions of the Reigle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit- percentage, age of bank charter requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Florida has an Interstate Branching Act ("the Florida Branching Act"), which permits interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

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

     The Federal Reserve has amended its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"). Among other things, these amendments to Federal Reserve Regulation Y reduced the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expanded the list of nonbanking activities permitted under Regulation Y; reduced certain limitations on previously permitted activities; and amended Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

Bank and Bank Subsidiary Regulation Generally

     The Bank is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the "OCC") which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See "FDIC Insurance Assessments".

     Under present Florida law, the Bank may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital for each branch and the receipt of OCC approval.

     The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries. These changes also modernize and streamline corporate governance, investment and fiduciary powers.

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

     FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission ("SEC"). As a member of the National Association of Securities Dealers, Inc., it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc., a NASD subsidiary. FNB Brokerage is a separate and distinct entity from the Bank, and must maintain adequate capital under the SEC's net capital rule, Rule 153(c)-1 under the Securities Exchange Act of 1934. The net capital rule limits FNB Brokerage's ability to reduce capital by payment of dividends or other distributions to the Bank.

Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities.

     Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the OCC, the Bank's primary federal regulator using a lending test, an investment test, and a service test. The OCC also will consider: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The lending test -- the most important of the three tests for institutions other than wholesale and limited purpose (e.g., credit card) banks -- will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans. Each of these lending categories will be weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the OCC will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. All Depository institutions are required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on qualified investments within a bank's service area that (i) benefit low-to-moderate income individuals and small businesses or farms; (ii) address affordable housing needs; or (iii) involve donations of branch offices to minority or women's depository institutions. The institution's performance under the investment test depends upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, and considers such factors as: (i) the geographic distribution of the institution's branch offices and ATMs; (ii) the institution's record of opening and closing branch offices and ATMs; and
     (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The OCC also will consider an institution's community development service as part of the service test.

     Institutions having total assets of less than $250 million will be evaluated under more streamlined criteria. Seacoast and the Bank are ineligible for these streamlined criteria. In addition, subject to prior approval by its principal federal regulator, financial institutions have the option of having their CRA performance evaluated based on a strategic plan of up to five years in length that it develops in cooperation with local community groups. The Bank has no such plan.

     The CRA regulations provide that an institution will receive a CRA rating for each test of: "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial non-compliance." An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in September 1997, the Bank received a "satisfactory" CRA rating.

     The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in
     Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

Capital

     The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance- sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance and up to 45% of pretax ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% - 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, and depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1998, the consolidated capital ratios of the Company and the Bank were as follows:


                                  Regulatory
                                   Minimum       Company        Bank
                                   -------       -------        ----

         Tier 1 capital ratio       4.0%         11.1%        11.0%
         Total capital ratio        8.0%         12.0%        12.0%
         Leverage ratio             3.0-5.0%      7.1%         7.1%

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had any material impact on the Company and the Bank or their respective operations.


FDICIA

     FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

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

Enforcement Policies and Actions

     The  Federal  Reserve  and  the  OCC  monitor   compliance  with  laws  and
     regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

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

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank holds deposits acquired in 1991 from the RTC. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, "well capitalized," "adequately capitalized" or "undercapitalized," and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. In the third quarter of 1996, a special one-time SAIF assessment of $0.657 per $100 of deposits was levied, resulting in a $500,000 charge to the Bank. During the years ended December 31, 1998, and 1997, the Bank paid no deposit premiums, except for the FICO assessments of $135,000 and $136,000, respectively.

     The FDIC's Board of Directors has continued the 1998 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1999. EGRPRA recapitalized the FDIC's SAIF Fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. The FICO assessments are set quarterly and ranged from 1.256 and 6.28 basis points for BIF and SAIF, respectively, in the first quarter of 1998, to 1.164 and 5.82 basis points in the last quarter of 1998. These assessment rates are 1.22 basis points for BIF, and 6.10 basis points for SAIF, in the first quarter of 1999.

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

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. The FDIC is considering possibly adding risk measures in determining deposit insurance assessments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. In a case presented to the United States Supreme Court in 1996, the Court permitted bank affiliates to conduct insurance agency activities in the State of Florida.


New Accounting Pronouncements

     In June 1997, the FASB issued Statements of Financial Accounting Standards Number 130, Comprehensive Income ("SFAS 130"), and Number 131, Disclosures about Segments of an Enterprise ("SFAS 131"). The Company adopted the applicable standards and disclosures of these statements in 1998. SFAS 130 established standards for reporting comprehensive income and SFAS 131 established standards for reporting information about operating segments.

     The FASB has also issued Statement of Financial Accounting Standard Number 133, Accounting for Derivative Instruments and for Hedging Activities (SFAS
     133).  The  Company is  required  to adopt this  statement  in the  future.
     Management does not believe the adoption of SFAS 133 will have a significant impact on the Company's financial statements or related disclosures.

The Year 2000 Issue

     Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips, may be unable to distinguish between 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. Since the Year 2000 is a leap year, there could also be business disruptions as a result of the inability of many computer systems to recognize February 29, 2000.

     In 1997 the Company established a project team to address these issues. The team remains in place and continues to work on solving problems related to the Year 2000. Personnel from the Company's business segments and the project team are identifying, analyzing, correcting and testing components of the Company's information technology ("IT"). Personnel are also taking inventory of equipment that uses embedded computer chip (i.e., "non-information technology systems" or "Infrastructure") and scheduling remediation or replacement of this Infrastructure, as necessary. Examples of Infrastructure include ATMs, building security systems, fire alarm systems, identification and access cards, date stamps and elevators.

     The Company's Year 2000 efforts have been divided into phases for analysis, remediation, testing, validation and implementation. In the analysis phase, the Company identifies IT and Infrastructure that have Year 2000 issues and determines the steps necessary to remediate these issues. In the remediation phase, the Company replaces, modifies or retires IT or Infrastructure, as necessary. During the testing phase, the Company performs testing to ensure that the remediated IT and Infrastructure accurately process and identify dates. In the validation phase, the Company internally certifies the IT and Infrastructure that are Year 2000 compliant and implements processes to ensure that the compliant IT and Infrastructure will continue to identify and process dates accurately through the Year 2000 and thereafter.

     As of year end, the analysis and remediation phase was substantially complete, the testing phase was approximately 90% complete and validation phase was approximately 25% complete. The Company expects to substantially complete all phases by June 30, 1999, in accordance with guidelines established by the Federal Financial Institutions Examination Council (FFIEC).

     The Company currently estimates the total cost of the Year 2000 project will not exceed $750,000. A significant portion of the foregoing cost constitutes a reallocation of existing internal systems technology resources and, accordingly, is funded from normal operations.

     Factors that may cause these costs to differ from estimates include uncertainties relating to the Company's efforts to prepare its technology systems non-information technology systems (IT) for the Year 2000, as well as uncertainties relating to the ability of third parties with whom the Company has business relationships to address the Year 2000 issue in a timely and adequate manner. The Company is also exposed to the potential of losses arising from adverse changes in market rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments, such as futures, forwards, swaps, options and other financial instruments which similar characteristics.

     The Company has existing business continuity plans that address its response to disruptions to business due to natural disasters, civil unrest, utility outages or other occurrences. The Company is developing business continuity plans specific to Year 2000 issues that are based on these existing plans. The Company has made substantial progress on an inventory and assessment of the existing business contingency plans. Supplements to the existing plans to address Year 2000 issues are in various stages of development and will include detailed plans to respond to these events. The Company intends to complete these supplemental business continuity plans by April 30, 1999. During the remainder of 1999, the business continuity plans will be tested and validated with particular attention to event management and communication processes.

     Likewise, the Company has reviewed contingency plans developed by its outsourced core processing vendor, M&I, relating to business interruptions that could impact the core processing system. While these plans appear adequate and are intended to be refined further in early 1999, there can be no assurance that such plans will adequately mitigate material impacts that these interruptions could have on the Company. Moreover, while the Company has undertaken substantial effort to monitor M&I's progress to remediate and reduce its Year 2000 exposure, the Company is dependent upon M&I to adequately manage its own resources to minimize that exposure.

     Although the Company's remediation efforts are directed at reducing its Year 2000 exposure, there can be no assurance that these efforts will fully mitigate the effect of Year 2000 issues. In the event the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, there can be no assurance that significant domestic third parties will adequately address their Year 2000 issues. Further, there may be some such parties, such as governmental agencies, utilities, telecommunication companies, financial services vendors and other providers, where alternative arrangements or resources are not available.

     In addition to the foregoing, the Company is subject to credit risk to the extent borrowers fail to adequately address Year 2000 issues, to fiduciary risk to the extent fiduciary assets fail to adequately address Year 2000 issues, and to liquidity risk to the extent of deposit withdrawals and to the extent its lenders are unable to provide the Company with funds due to Year 2000 issues. Although it is not possible to quantify the potential impact of these risks at this time, in future years, there may be increases in problem loans, credit losses, losses in the fiduciary business and liquidity problems, as well as the risk of litigation and potential losses from litigation related to the foregoing.

     In addition, see "The Year 2000 Issue" included in the shareholders annual report on pages 22 and 23.

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

     Adjacent to the main office, the Bank leases approximately 21,400 square feet of office space to house operational departments, primarily information systems and retail support. The Bank owns its equipment which is used for servicing bank deposits and loan accounts as well as on-line banking services, providing tellers and other customer service personnel with access to customers' records.

     As of  December  31,  1998,  the  net  carrying  value  of  branch  offices
     (excluding the main office) was approximately $9.4 million. Seacoast's branch offices are described as follows:

     Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by the Bank. Improvements include three drive-in teller lanes and one drive-up ATM as well as a parking lot and landscaping.

     East Ocean Boulevard, opened at its original location in 1978, was a 2,400 square foot building leased by the Bank. The acquisition of American Bank provided an opportunity for the Bank to move to a new location in April 1995. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island's beach-front residential developments. The first three floors of a four story office condominium were acquired in the acquisition. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996, the third floor was sold in December 1995, and the second floor in December 1998.

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

     Vero Beach, purchased from the RTC in February 1993, is a 3,300 square foot bank building located in Vero beach on U.S. Highway One and represents the Bank's initial presence in this Indian River County market. A leasehold interest in a long term land lease was acquired. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by the Bank.

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

     South Vero Square opened in May 1997 in a 3,150 square foot building owned by the Bank on South U.S. 1 in Vero Beach. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

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

     Sebastian West opened in March 1998 in a 3,150 square foot building owned by the Bank. It is located at the intersection of Fellsmere Road and Roseland Road in Sebastian. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.


     For additional information, refer to Notes F and I of the Notes to Consolidated Financial Statements in the 1998 Annual Report of Seacoast incorporated herein by reference pursuant to Item 8 of this document.

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


Item 4.  Submission of Matters to a Vote of Security-Holders
          None.


                                     Part II
                                     -------

Item 5  Market Price of and Dividends on the Registrant's Common
        Equity and Related Stockholder Matters

     The Class A Common Stock is traded in the over the counter market and quoted on the Nasdaq National Market System ("Nasdaq Stock Market"). There is no established public trading market for the Class B Common Stock of Seacoast. As of February 12, 1999, there were approximately 1,025 record holders of the Class A Common Stock and 86 record holders of the Class B Common Stock.

     Seacoast Class A Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the symbol "SBCFA". The following table sets forth the high, low and last sale prices per share of Seacoast Class A Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Class A Stock for the indicated periods.


                                    Sale Price Per           Annual Dividends
                                   Share of Seacoast        Declared Per Share
                                     Class A Stock          of Seacoast Class
                                                                 A Stock
                                       High          Low
1998
First Quarter . . . . .              $38.50       $34.00          $0.22

Second Quarter. . . . .               39.50        35.75           0.22

Third Quarter. . . . .                40.00        29.75           0.22

Fourth Quarter. . . . .               29.00        23.00           0.24

1997
First Quarter.................       $29.50      $25.625          $0.20
Second Quarter................        30.50       24.625           0.20
Third Quarter.................        38.50        29.75           0.20
Fourth Quarter................        39.50        34.25           0.22



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

     In 1996, cash dividends of $.65 per share of Class A Common Stock and $.585 per share of Class B Common Stock were paid. In 1997, cash dividends of $.82 per share of Class A Common Stock and $.74 per share of Class B Common Stock were paid. In 1998, cash dividends of $.90 per share of Class A Common Stock and $.818 per share of Class B Common Stock were paid.

     Dividends from the Bank are Seacoast's primary source of funds to pay dividends on Seacoast capital stock. Under the National Bank Act, the Bank may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to Seacoast. Information regarding a restriction on the ability of the Bank to pay dividends to Seacoast is contained in Note B of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. See "Supervision and Regulation" contained in Item 1 of this document.

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

Item 6    Selected Financial Data

     Selected financial data is incorporated herein by reference under the caption "Financial Highlights" on page 4 of the 1998 Annual Report. See
     Exhibit 13.

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Review - 1998 Management's Discussion and Analysis", on pages 14 through 26 of the 1998 Annual Report is incorporated herein by reference. See Exhibit 13.

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

Item 8  Financial Statements and Supplementary Data

     The report of Arthur Andersen LLP, independent certified public accountants, and the consolidated financial statements are included on pages 31 through 45 of the 1998 Annual Report and are incorporated herein by reference. "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates" and Quarterly Consolidated Income Statements" included on pages 27 through 29 of the 1998 Annual Report are incorporated herein by reference. See Exhibit 13.


Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
    Not applicable.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant

     Information concerning the directors and executive officers of Seacoast is set forth under the headings "Proposal One - Election of Directors", "Information About the Board of Directors and its Committees" and "Executive Officers" on pages 2 through 8 in the 1999 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information set forth under the headings "Proposal One - Election of Directors - Compensation of Executive Officers", "Salary and Benefits Committee Report", "Summary Compensation Table", "Grants of Options/SARs in 1998", "Aggregated Options/SAR Exercises in 1998 and 1998 Year-End Option/SAR Values", "Profit Sharing Plan", "Performance Graph", and "Employment and Severance Agreements" on pages 9 through 17 of the 1999 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

     Information set forth under the headings, "Proposal One Election of Directors - General" on pages 2 through 7, "Proposal One - Election of
     Directors - Management Stock Ownership" on page 8, and "Principal Shareholders" on page 18 to 19 in the 1999 Proxy Statement, relating to the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by the directors of Seacoast, all such directors and officers as a group and certain beneficial owners is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information set forth under the heading "Proposal One - Election of Directors - Salary and Benefits Committee Interlocks and Insider Participation" and "Certain Transactions and Business Relationships" on page 17 through 18 of the 1999 Proxy Statement is incorporated herein by reference.


                                     Part IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

a)(1) List of all financial statements

     The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 1998 Annual Report are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

a)(2) List of Financial Statement Schedules

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

a)(3) Listing of Exhibits

   The following Exhibits are filed as part of this report in Item 14 (c):

     Exhibit 3.1 Amended and Restated Articles of Incorporation
     ----------------------------------------------------------
     Incorporated herein by reference from registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997

     Exhibit 3.2 Amended and Restated By-laws of the Corporation
     ---------------------------------------------------------------
     Incorporated herein by reference from Exhibit 3.2 of Registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997

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

     Exhibit 10.1 Profit Sharing Plan, as amended
     --------------------------------------------
     Incorporated herein by reference from registrants' Registration Statement on Form S-8, File No. 33-22846, dated July 18, 1988, and as amended, from
     Exhibit 10.1 of registrant's Annual Reports on Form 10-K, dated March 27, 1998.

     Exhibit 10.2 Employee Stock Purchase Plan
     -----------------------------------------
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-25627, dated November 18, 1988

     Exhibit 10.3 Amendment #1 to the Employee  Stock  Purchase Plan
     -----------------------------------------  -----  -------------
     Incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991

     Exhibit 10.4 Executive  Employment  Agreement
     ----------------------  ----------  ---------
     Dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991

     Exhibit 10.5 Executive  Employment  Agreement
     ---------------------------------------------
     Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 28, 1995.


     Exhibit 10.6  Executive Employment Agreement
     --------------------------------------------
     Dated July 31, 1995 between C. William Curtis, Jr. and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 28, 1996.

     Exhibit 10.8 1991 Stock Option & Stock Appreciation  Rights Plan
     ----------------------------------------------------------------
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-61925, dated August 18, 1995.


     Exhibit 10.9 1996 Long Term Incentive Plan
     --------------------------------------------
     Incorporated herein by reference from registrant's 1996 Proxy Statement, dated March 21, 1996

     Exhibit 10.10 Non-Employee Director Stock Compensation Plan
     -----------------------------------------------------------
     Incorporated herein by reference from registrant's 1996 Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999

     Exhibit 13  1998 Annual Report
     ------------------------------
     The following portions of the 1998 Annual Report are incorporated herein by reference:

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

b) Reports on Form 8-K
   No reports on Form 8-K were filed during the last quarter of 1998.

c) Exhibits
   The response to this portion of Item 14 is submitted as a separate section of this report.

d) Financial Statement Schedules
   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 29th day of March, 1999.

SEACOAST BANKING CORPORATION OF FLORIDA
      (Registrant)

By:      /s/ Dennis S. Hudson, III
         --------------------------
         Dennis S. Hudson, III
         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                Date

/s/ Dale M. Hudson                              March 29, 1999
------------------
Dale M. Hudson, Chairman of the Board
and Director

/s/ Dennis S. Hudson, III                       March 29, 1999
-------------------------
Dennis S. Hudson, III, President,
Chief Executive Officer  and Director

/s/ William R. Hahl                             March 29, 1999
-------------------
William R. Hahl, Executive Vice President and
Chief Financial Officer

_____________________________________________   March 29, 1999
Jeffrey C. Bruner, Director

/s/ John H. Crane                               March 29, 1999
-----------------
John H. Crane, Director

/s/ Evans Crary, Jr.                            March 29, 1999
--------------------
Evans Crary, Jr., Director

_____________________________________________   March 29, 1999
Christopher E. Fogal, Director

_____________________________________________   March 29, 1999
Jeffrey S. Furst, Director

/s/ Dennis S. Hudson, Jr.                       March 29, 1999
-------------------------
Dennis S. Hudson, Jr., Director

_____________________________________________   March 29, 1999
John R. Santarsiero, Jr., Director


/s/ Thomas H. Thurlow, Jr.                      March 29, 1999
--------------------------
Thomas H. Thurlow, Jr., Director