Form 10-Q
period 1999-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 1999-05-13
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended                Commission file
             MARCH 31, 1999                         No. 0-13660

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

      YES [X]    NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999:

      Class A Common Stock, $.10 Par Value - 4,806,001 shares
      -------------------------------------------------------

      Class B Common Stock, $.10 Par Value - 374,513 shares
      -----------------------------------------------------

                                      INDEX

               SEACOAST BANKING CORPORATION OF FLORIDA



Part I FINANCIAL INFORMATION                                 PAGE #

Item 1     Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
           March 31, 1999, December 31, 1998 and
           March 31, 1998                                     3 - 4

           Condensed consolidated statements of income -
           Three months ended March 31, 1999 and 1998         5 - 6

           Condensed consolidated statements of cash flows -
           Three months ended March 31, 1999 and 1998         7 - 9

           Notes to condensed consolidated financial
           statements                                          10

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations     11 - 21


Part II    OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                    22

SIGNATURES                                                     23

Article 9 - Financial Data Schedule                         24 - 25

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                    March 31,   Dec. 31,   March 31,
(Dollars in thousands)                1999        1998      1998
-------------------------------------------------------------------
ASSETS
    Cash and due from banks          $36,442     $36,848   $30,986
    Federal funds sold                 1,000      60,590    12,100
    Securities:
        Held for sale (at market)    254,823     238,934   184,032
        Held for investment
         (market values:
          $21,311 at Mar. 31, 1999,
          $22,895 at Dec. 31, 1998 &
          $35,996 at Mar. 31, 1998)   20,756      22,249    35,296
                                    -------------------------------
          TOTAL SECURITIES           275,579     261,183   219,328



    Loans available for sale           4,996       3,991     5,994

    Loans                            724,599     701,550   642,071
    Less:  Allowance for loan
           losses                     (6,576)     (6,343)   (5,455)
                                    -------------------------------
          NET LOANS                  718,023     695,207   636,616

    Bank premises and equipment       17,478      17,762    18,576
    Other real estate owned              402         288       458
    Core deposit intangibles           1,221       1,304     1,556
    Goodwill                           3,207       3,282     3,507
    Other assets                      11,100      11,775     9,667
                                    -------------------------------
                                  $1,069,448  $1,092,230 $ 938,788
                                    ================================
LIABILITIES
    Deposits                        $939,405    $905,202  $830,364
    Federal funds purchased and
    securities sold under
    agreements to repurchase,
    maturing within 30 days           23,447      77,758    21,473

    Other borrowings                  24,970      24,970         0
    Other liabilities                  5,827       5,858     3,963
                                    -------------------------------
                                     993,649   1,013,788   855,800

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)   (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                  March 31,       Dec. 31,   March 31,
(Dollars in thousands)                 1999          1998      1998
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                         0             0         0
  Class A common stock                  481           481       480
  Class B common stock                   37            37        38
  Additional paid-in capital         27,370        27,439    27,381
  Retained earnings                  61,305        59,738    55,855
  Less: Treasury stock              (12,372)       (8,806)     (254)
                                 -----------------------------------
                                     76,821        78,889    83,500
Securities valuation allowance       (1,022)         (447)     (512)
                                 -----------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                       75,799        78,442    82,988
                                 -----------------------------------
                                 $1,069,448    $1,092,230  $938,788
                                 ===================================

----------
Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME    (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Three Months Ended
                                                       March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)     1999     1998
--------------------------------------------------------------------------------
Interest and dividends on securities              $3,898    $3,319
Interest and fees on loans                        13,867    13,100
Interest on federal funds sold                       258       290
                                                 ------------------
    TOTAL INTEREST INCOME                         18,023    16,709
Interest on deposits                               1,857     1,761
Interest on time certificates                      4,889     4,689
Interest on borrowed money                           627       292
                                                 ------------------
    TOTAL INTEREST EXPENSE                         7,373     6,742
                                                 ------------------
      NET INTEREST INCOME                         10,650     9,967
Provision for loan losses                            360       450
                                                 ------------------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                 10,290     9,517
Noninterest income
  Securities gains                                   227       124
  Other income                                     3,127     2,702
                                                 ------------------
    TOTAL NONINTEREST INCOME                       3,354     2,826

    TOTAL NONINTEREST EXPENSES                     9,225     8,867
                                                 ------------------
      INCOME BEFORE INCOME TAXES                   4,419     3,476
Provision for income taxes                         1,708     1,274
                                                 ------------------
      NET INCOME                                 $ 2,711   $ 2,202
                                                 ==================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME    (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                Three Months Ended
                                                     March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per               1999           1998
share data)
--------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
     Net income diluted                       $ 0.55         $ 0.42
     Net income basic                           0.55           0.43

CASH DIVIDENDS DECLARED:
       Class A                                  0.24           0.22
       Class B                                 0.218           0.20

Average shares outstanding - Diluted       4,953,603      5,287,246

Average shares outstanding - Basic         4,891,188      5,171,356

----------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Three Months Ended
                                                        March 31,
--------------------------------------------------------------------------------
(In thousands of dollars)                               1999    1998
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                $ 18,056 $ 17,048
  Fees and commissions received                       3,228    2,766
  Interest paid                                      (7,437)  (6,697)
  Cash paid to suppliers and employees               (9,512)  (8,478)
                                                   -----------------
Net cash provided by operating activities             4,335    4,639
Cash flows from investing activities
  Proceeds from maturity of securities held for
     sale                                            30,642   36,944
  Proceeds from maturity of securities held for
     investment                                       1,481    6,888
  Proceeds from sale of securities held for sale     31,263   19,829
  Purchase of securities held for sale              (78,409) (61,468)
  Purchase of securities held for investment              0     (989)
  Proceeds from sale of loans                             0      515
  Net new loans and principal repayments            (24,289) (20,130)
  Proceeds from the sale of other real estate owned      19      229
  Additions to bank premises and equipment             (223)    (767)
  Net change in other assets                             66     (114)
                                                   -----------------
Net cash used in investing activities               (39,450) (19,063)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Three Months Ended
                                                        March 31,
--------------------------------------------------------------------------------
(In thousands of dollars)                               1999    1998
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits                           34,209  24,273
  Net decrease in federal funds purchased and
    repurchase agreements                           (54,311)(30,639)
  Exercise of stock options                             182     598
  Treasury stock acquired                            (3,816)    (26)
  Dividends paid                                     (1,145) (1,132)
                                                   -----------------
Net cash used in financing activities               (24,881) (6,926)
                                                   -----------------
Net decrease in cash and cash equivalents           (59,996)(21,350)
Cash and cash equivalents at beginning of period     97,438  64,436
                                                   -----------------
Cash and cash equivalents at end of period         $ 37,442 $43,086
                                                   =================
--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Three Months Ended
                                                        March 31,
--------------------------------------------------------------------------------
(In thousands of dollars)                               1999    1998
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                          $ 2,711 $ 2,202
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                         771     719
  Provision for loan losses                             360     450
  Securities gains                                     (227)   (124)
  Loss on sale of loans                                   0      12
  Loss on sale and writedown of foreclosed
    assets                                               29      26
  Loss on disposition of fixed assets                     7       9
  Change in interest receivable                          31     348
  Change in interest payable                            (64)     45
  Change in prepaid expenses                           (314)   (472)
  Change in accrued taxes                             1,804   1,384
  Change in other liabilities                          (773)     40
                                                       ------------
Total adjustments                                     1,624   2,437
                                                   -----------------
Net cash provided by operating activities           $ 4,335 $ 4,639
                                                   =================

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned     $ 162   $ 177
  Market value adjustment to securities                (855)    205
  Transfers from loans to securities available
  for sale                                           14,960  19,988
----------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards Number 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS 133"). The Company is required to adopt this statement for fiscal years beginning after June 15, 1999. Management does not believe the adoption of SFAS 133 will have a significant impact on the Company's financial statements or related disclosures.

NOTE C - COMPREHENSIVE INCOME

Under FASB's Statement No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 1999 and 1998, comprehensive income was as follows:

                                                  Three Months Ended
                                                       March 31,
         (Dollars in thousands)                    1999      1998
         ----------------------                    ----      ----
         NET INCOME                              $ 2,711   $ 2,202

         Unrealized gains (losses)
         on securities                              (575)      157
                                                    ----       ---
         COMPREHENSIVE INCOME                    $ 2,136   $ 2,359
                                                 =======   =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 1999

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the first quarter of 1999 totaled $2,711,000 or $0.55 per share diluted, higher than the $2,543,000 or $0.51 per share diluted recorded in the fourth quarter of 1998 and higher than the $2,202,000 or $0.42 per share diluted reported in the first quarter of 1998.

Earnings in 1998 and 1999 have improved each quarter. In large part, the better performance is due to initiatives taken over the past two years to increase the Company's penetration in existing and new markets, as well as efforts to better align cost structures for higher performance and to improve noninterest revenue. These efforts effected the favorable earnings improvement reported for the first quarter of 1999 and should result in better performance for the remainder of 1999.

Return on average assets was 1.04 percent and return on average shareholders' equity was 13.92 percent for the first quarter of 1999, compared to fourth quarter 1998's performance of 0.97 percent and 12.67 percent, respectively, and the prior year's first quarter results of 0.96 percent and 10.73 percent, respectively. The increase in return on equity reflects improved earnings and the impact of the Company's share repurchase program (See "Capital Resources").


NET INTEREST INCOME

Net interest income (fully taxable equivalent) for 1999 totaled $10,747,000, $219,000 or 2.1 percent greater than for the fourth quarter of 1998 and $700,000 or 7.0 percent higher than for the first quarter of 1998.

Earnings for the first quarter of 1999 benefited from an improved net interest margin. On a tax equivalent basis the margin increased to 4.38 percent during the first quarter of 1999 from 4.26 percent in the fourth quarter of 1998. The cost of interest-bearing liabilities decreased 15 basis points to 3.56 percent from fourth quarter, with rates for NOW, money market accounts, certificates of deposit and short term borrowings (entirely composed of repurchase agreements) decreasing 7, 6, 17 and 19 basis points, respectively. Rates for savings accounts increased 10 basis points, primarily as a result of the Company successfully marketing a savings product called Grand Savings that earns a higher rate, 3.75% presently. Impacting the improved margin as well, the yield on earning assets decreased only 2 basis points to 7.38 percent during the first quarter of 1999, compared to the fourth quarter. Decreases in the yield on loans of 3 basis points to 7.94 percent and the yield on securities of 14 basis points to 6.01 percent was offset by a changing earning assets mix (with a $12.8 million growth in average loans). The yield on federal funds sold of 4.74 percent declined only one basis point from fourth quarter of 1998.

For the first quarter a year ago, the net interest margin was 4.67 percent. The yield on average earning assets was 7.81 percent and rate on interest-bearing liabilities was 3.77 percent.

Average earning assets for the first quarter of 1999 are $125,436,000 or 14.4 percent higher when compared to the prior year's first quarter. Average loan balances grew $78,344,000 or 12.4 percent to $709,349,000, average investment securities increased $46,379,000 or 21.3 percent to $264,470,000, and average federal funds sold rose $713,000 or 3.3 percent to $22,084,000.

The mix of earning assets and interest bearing liabilities also has impacts on the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 71.2 percent in the first quarter of 1999, compared to 72.5 percent a year ago. Average certificates of deposit (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 47.3 percent, compared to 50.2 percent in the first quarter of 1998, but was offset by borrowings from the Federal Home Loan Bank and Donaldson, Lufkin and Jenrette (having a duration less than three years and rate of 5.73 percent) of 3.0 percent. These borrowings totaling $24,970,000 were initially drawn upon in the third quarter of 1998 and did not exist a year ago. Lower cost core deposits which earn interest (NOW, savings and money market deposits) grew $53,303,000 or 16.0 percent to $385,798,000. Favorably affecting the mix of deposits as well was an increase in average noninterest-bearing demand deposits of $15,335,000 or 13.4 percent to $129,822,000.

If loan demand continues at its current pace as a result of the economy remaining firm, and local competition allows rates paid for core deposits to remain low, the net interest margin results should remain stable during 1999.


PROVISION FOR LOAN LOSSES

A provision of $360,000 was recorded in the first quarter of this year, $90,000 lower than provisioning in the first quarter of 1998. Net charge-offs for the first quarter decreased from $358,000 last year to $127,000 in 1999. Net charge-offs annualized as a percent of average loans totaled 0.07 percent for the first quarter of 1999, compared to 0.23 percent for the same quarter in 1998. These ratios are much better than the banking industry as a whole. While increased loan balances are forecast, the sale of the Company's credit card portfolio in 1998 reduced the Company's exposure to losses arising from consumer bankruptcies and should result in lower net charge-offs and lower provisioning in 1999.

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

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,127,000 for the first quarter of 1999, $425,000 or 15.7 percent higher than for the same period last year.

The largest increase in noninterest income occurred in service charges on deposits, which increased $232,000 or 24.0 percent to $1,198,000, a result of a growing customer base, better collection of fees charged and price increases put in effect during the first quarter. Trust fees increased in the first quarter of 1999 by $105,000 to $597,000 and brokerage commissions and fees grew $92,000 year over year to $697,000. A favorable economic environment and increasing market values during the first quarter contributed to this improvement. The Company intends to continue to promote its brokerage and trust services to both existing and new customers, as expectations are that these financial products will remain in demand. Other service charges and fees declined $60,000 to $391,000, primarily due to credit card related fees no longer being collected since the sale of the Company's credit card portfolio in the third quarter of 1998. Other income increased $56,000 to $244,000, due to an increase in check printing charges and income from the sale of residential mortgages.

Relatively low rates for residential loan products during 1998 and 1999 have resulted in higher activity and balances for fixed rate products. The Company, to manage interest rate risk, securitizes some of its excess residential mortgage production. During the first quarter of 1999 the Company sold $19.7 million in mortgage backed securities, compared to $14.8 million in the first quarter of 1998. These sales generated additional income of $148,000 which is included in the investment securities gains of $227,000 recorded in the first quarter of 1999 and additional income of $102,000 which is included in the investment securities gains of $124,000 for the first quarter of 1998.


NONINTEREST EXPENSES

When compared to 1998, noninterest expenses for the first quarter increased by $358,000 or 4.0 percent to $9,225,000. The Company's overhead ratio decreased, from 69.6 percent a year ago to 66.5 percent in the first quarter of 1999. This is reflective of initiatives to reduce overhead costs, particularly staffing, and lower costs related to Year 2000 remediation and the sale of the credit card portfolio.

Salaries and wages decreased $46,000 or 1.3 percent to $3,477,000. The Company expects to benefit from further reductions in staffing in the second half of 1999. Employee benefits grew $108,000 or 12.5 percent to $974,000 from the first quarter of 1998. All of the increase in benefit costs is related to higher group health insurance costs and profit sharing accruals for 1999.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $75,000 or 5.5 percent to $1,296,000, versus first quarter results last year. A decrease in computer hardware maintenance, equipment depreciation and costs for leasing equipment of $60,000 was the primary cause, a result of the Company outsourcing its core data processing to a third party in mid-September 1998 (See "The Year 2000 Issue").

The premium for Federal Deposit Insurance Corporation ("FDIC") insurance totaled $36,000, little changed from last year and reflecting that the rate the Company's subsidiary bank is being assessed has been and is the lowest rate, based on FDIC guidelines.

Costs associated with foreclosed and repossessed asset management and disposition decreased $13,000 or 21.3 percent, and totaled only $48,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional costs increased $168,000 or 80.4 percent to $377,000. Most of this increase was related to hiring an outside consulting service to partner with the Company in assessing a number of internal processes for overhead improvement and revenue enhancement.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased by $70,000 to $451,000.

Outsourced data processing costs totaled $966,000 for the first quarter of 1999, an increase of $290,000 from a year ago. This increase reflects the Company's implementation and conversion of its core data processing system to a third party in lieu of in-house mainframe processing which the Company's subsidiary utilized to mid-September 1998. Year 2000 compliance was a significant factor affecting the decision to convert to a third party service for data processing. Partially offsetting the increase in cost for core data processing was a decline for credit card processing of $77,000 year over year, a result of the Company selling its $7.1 million credit card portfolio in July 1998.

The other expense category increased only $7,000 to $1,432,000 in 1999, compared to first quarter last year.


INCOME TAXES

Income taxes as a percentage of income before taxes were 38.7 percent for the first quarter of this year, compared to 36.7 percent in 1998. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible tax credits, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $10 million.



FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first quarter of 1999 was 7.50 percent, compared to 8.98 percent during the first quarter of 1998. In large part, this ratio has declined as a result of the Company buying back outstanding shares of its Class A Common stock. The cost of repurchased shares totaled $12,372,000 at March 31, 1999, compared to $254,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At March 31, 1999, the Company's ratio was 11.64 percent.

LOAN PORTFOLIO

All of the Company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $724,599,000 at March 31, 1999, $82,528,000 or 12.9 percent more than at
March 31, 1998, and $23,049,000 or 3.3 percent more than at December 31, 1998. During the first quarter of 1999, $15.0 million in fixed rate residential mortgage loans were securitized and placed in the available for sale securities portfolio (see "Securities"). Over the past twelve months, $75.6 million in such loans were securitized or sold.

At March 31, 1999, the Company's mortgage loan balances secured by residential properties amounted to $396,128,000 or 54.7 percent of total loans (versus 55.8 percent a year ago). The next largest concentration was loans secured by commercial real estate which totaled $186,585,000 or 25.8 percent (versus 23.6 percent a year ago). The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $72,750,000, commercial loans of $30,517,000, home equity lines of credit of $13,781,000, and construction loans of $24,575,000.

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

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At March 31, 1999, approximately $156 million or 39 percent of the Company's residential mortgage loan balances were adjustable.

Of the $156 million, $148 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $10 million were outstanding at March 31, 1999, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $40 million in balances existed at March 31, 1999, and 3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $98 million were outstanding at March 31, 1999.

Loans secured by residential mortgages having fixed rates totaled approximately $244 million at March 31, 1999, of which 15- and 30-year mortgages totaled $117 million and $92 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $42,000 in net charge-offs for the first quarter of 1999 compared to $17,000 for all of 1998.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $120 million and $67 million, respectively, at March 31, 1999. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 25.8 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

In the third quarter of 1998, the Company sold its $7.1 million credit card portfolio. The sale of this portfolio reduces the Company's exposure to losses from consumer bankruptcies impacting the credit card industry (See "Allowance for Loan Losses").

At March 31, 1999, the Company had commitments to make loans (excluding unused home equity lines of credit) of $68,512,000, compared to $62,861,000 at March 31, 1998.


ALLOWANCE FOR LOAN LOSSES

Net losses on residential real estate loans, commercial real estate loans and installment loans totaled $42,000, $18,000 and $115,000, respectively, for the first three months of 1999, compared to net losses of $56,000, $79,000 and $130,000, respectively, in 1998. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net recoveries for commercial loans and credit card loans of $21,000 and $27,000, respectively, in the first quarter of 1999 compared to charge-offs of $90,000 and $4,000, respectively, in 1998. As a result of the sale of the credit card portfolio, the Company has eliminated its exposure to future credit card losses.

The ratio of the allowance for loan losses to net loans outstanding was 0.91 percent at March 31, 1999. This ratio was 0.85 percent at March 31, 1998. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 292.4 percent at March 31, 1999, compared to 228.1 percent at the same date in 1998.


NONPERFORMING ASSETS

At March 31, 1999, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.35 percent, compared to
0.38 percent one year earlier.

At March 31, 1999, accruing loans past due 90 days or more of $83,000 and OREO of $402,000 were outstanding. In 1998 on the same date, loans totaling $396,000 were past due 90 days or more and OREO balances of $458,000 were outstanding.

Nonaccrual loans totaled $2,166,000 at March 31, 1999, compared to a balance of $1,995,000 at March 31, 1998. All of the nonaccrual loans outstanding at March 31, 1999 were performing with respect to payments, with the exception of seventeen loans aggregating to $1,016,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 1999, 83 percent is secured with real estate, 3 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At March 31, 1999, the Company had $254,823,000 or
92.5 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $20,756,000, representing 7.5 percent of total securities.

The Company's securities portfolio increased $56,251,000 or 25.6 percent from March 31, 1998. The securities portfolio as a percentage of earning assets was
27.4 percent at March 31, 1999, compared to 24.9 percent one year ago. This increase is directly related to increases in funding over the past twelve months in both deposits and borrowings.

Management has lowered the Company's interest rate risk by reducing the average duration of the securities portfolio. At March 31, 1999, the duration of the portfolio was 2.5 years. Over the next twelve months, $22 million in securities will mature and $69 million of periodic principal payments from mortgage backed securities are expected to be received. Management believes a portion of these funds will be used to fund increases in its consumer and commercial loan portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had unrealized net losses of $1,011,000 at March 31, 1999, compared to a net gain of $19,000 at March 31, 1998. Rates have remained low and a shifting U.S. Treasury yield curve caused an increase in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.


DEPOSITS

Total deposits increased $109,041,000 or 13.1 percent to $939,405,000 at March 31, 1999, compared to one year earlier. Certificates of deposits grew at a lower rate than other types of deposits. Certificates of deposit increased $36,306,000 or 9.7 percent to $411,492,000 over the past twelve months while lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $47,205,000 or 14.0 percent to $384,941,000. Noninterest bearing demand deposits increased $25,530,000 or 21.7 percent to $142,972,000.

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

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 25.1 percent. This means that the Company's assets re-price more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 15 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 14.4 percent if interest rates would immediately rise 200 basis points. This result assumes all interest sensitive assets and liabilities are adjusted for the full 200 basis point rise. It has been the Company's experience that deposit balances for NOW and savings accounts are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company does not presently use interest rate protection products in managing its interest rate sensitivity.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 1999, the Company had federal funds lines of credit available and unused of $48,000,000 and had $86,622,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. In addition, at March 31, 1999 access to borrowings up to $125,000,000 from the Federal Home Loan Bank ("FHLB") was available utilizing the residential mortgage loan portfolio as collateral. Of this amount, $15,000,000 has been drawn upon and was outstanding at March 31, 1999.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $37,442,000 at March 31, 1999 as compared to $43,086,000 at March 31, 1998. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1999, the cash flow from operations of $4,335,000 was $304,000 lower than during the same period of 1998. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


THE YEAR 2000 ISSUE

The Company has been evaluating its information technology (IT) systems, and currently does not believe that it has an exposure to the Year 2000 issue that will have a material adverse impact or cost. The Company's evaluation and assessment has included the identification of all significant IT systems utilized by the Company in its businesses. These systems have been reviewed, and where appropriate, vendors and other third parties contacted for information regarding the status of their plans and progress towards addressing the Year 2000 problem. To date, based upon the information obtained, management has concluded that all significant vendors and other counter-parties, who could have a material adverse effect on the Company if the Year 2000 issue was not properly addressed, have completed modifications to their systems. Some of the Company's in-house technology systems have already been determined by testing to be Year 2000 ready and all other significant in-house technology systems have been scheduled for testing.

In addition, the Company converted to a new outsourced core processing system with M&I Data Services ("M&I"), a division of Marshal & Isley Corporation, in the third quarter of 1998. The costs related to this conversion were expensed as incurred and, as expected, did not have a material adverse impact on the results of operation. M&I has been executing an extensive plan for Year 2000 compliance in accordance with regulatory requirements and has informed its customers that its systems have been fully remediated and are expected to be Year 2000 ready. Testing of the new third party core processing system for Year 2000 compliance by a select user group was successfully performed during early 1999. The Company intends to continue to monitor M&I's program for compliance over the remainder of this year.

The Company has communicated with loan and deposit customers in 1998 and 1999. To date, management is unaware of any single customer or group of customers that will have, or are likely to have, a significant adverse impact should they not be able to address the Year 2000 problem. However, no assurance can be given that such consequences to the Company will not be material.

Management expects its plans for dealing with the Year 2000 issue will result in timely adequate modification of its IT systems. However, the ultimate potential impact of the Year 2000 issue will depend not only on the corrective measures the Company undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to, or receive data from, the Company and its third party processor, or whose financial condition or operating ability is important to the Company and its third party core processing vendor as borrowers, vendors, customers or investment opportunities. Over the remainder of this year, the Company intends to monitor the plans and progress of significant known third parties to address the Year 2000 issue and to evaluate, and where appropriate disclose, the identified impacts.

The Company has developed a contingency plan for continued operations in the event temporary disruptions are experienced affecting critical systems. Testing of the plan and further refinements are expected to be completed over the next few months. Management also intends to monitor progress of significant vendors and others for circumstances that would change or affect this contingency plan.


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

No reports on Form 8-K were filed for the three month period ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          SEACOAST BANKING CORPORATION OF FLORIDA


May 13, 1999                         /s/ Dennis S. Hudson, III
------------                         ------------------------------
                                     DENNIS S. HUDSON, III
                                     President & Chief Executive Officer


May 13, 1999                         /s/ William R. Hahl
------------                         ------------------------------
                                     WILLIAM R. HAHL
                                     Executive Vice President &
                                     Chief Financial Officer