Form 10-Q
period 1999-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 1999-08-13
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended           Commission file
             JUNE 30, 1999                        No. 0-13660

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

      YES [X]   NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999:

            Class A Common Stock, $.10 Par Value - 4,449,957 shares
            -------------------------------------------------------

             Class B Common Stock, $.10 Par Value - 361,353 shares
             -----------------------------------------------------

                                INDEX

               SEACOAST BANKING CORPORATION OF FLORIDA



Part I  FINANCIAL INFORMATION                                            PAGE #

Item 1  Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
           June 30, 1999, December 31, 1998 and June 30, 1998             3 - 4

           Condensed consolidated statements of income -
           Three months and six months ended June 30, 1999 and 1998         5

           Condensed consolidated statements of cash flows -
           Six months ended June 30, 1999 and 1998                        6 - 7

           Notes to condensed consolidated financial statements             8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              9 - 19


Part II OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders                20

Item 6  Exhibits and Reports on Form 8-K                                   20

SIGNATURES                                                                 21

Article 9 - Financial Data Schedule                                        22

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                    June 30,    Dec 31,   June 30,
(Dollars in thousands)                  1999      1998      1998
-------------------------------------------------------------------
ASSETS
    Cash and due from banks         $ 25,602  $  36,848 $  28,209
    Federal funds sold                     0     60,590         0

    Securities:
        Held for Sale (at market)    229,054    238,934   195,912
        Held for Investment
             (market values:
          $19,918 at June 30, 1999,
          $22,895 at Dec. 31, 1998 &
          $29,737 at June 30, 1998)   19,670     22,249    29,066
                                    -------------------------------
          TOTAL SECURITIES           248,724    261,183   224,978


    Loans available for sale               0      3,991     5,990

    Loans                            747,038    701,550   684,308
    Less: Allowance for loan losses   (6,658)    (6,343)   (5,719)
                                    -------------------------------
          NET LOANS                  740,380    695,207   678,589


    Bank premises and equipment       17,144     17,762    18,710
    Other real estate owned              594        288       421
    Core deposit intangibles           1,137      1,304     1,472
    Goodwill                           3,132      3,282     3,432
    Other assets                      13,129     11,775    10,916
                                  ---------------------------------
                                  $1,049,842 $1,092,230  $972,717
                                  =================================


LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits                        $920,784   $905,202  $866,652

    Federal funds purchased and
      securities sold under
      agreements to repurchase,
      maturing within 30 days         21,930     77,758    18,899

    Other borrowings                  24,970     24,970         0

    Other liabilities                  6,309      5,858     4,273
                                    -------------------------------
                                     973,993  1,013,788   889,824

SHAREHOLDERS' EQUITY
  Preferred stock                          0          0         0
  Class A common stock                   482        481       480
  Class B common stock                    36         37        38
  Additional paid-in capital          27,664     27,439    27,439
  Retained earnings                   63,249     59,738    57,050
  Less: Treasury stock               (12,230)    (8,806)   (1,423)
                                -----------------------------------
                                      79,201     78,889    83,584
Securities valuation allowance        (3,352)      (447)     (691)
                                -----------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                        75,849     78,442    82,893
                               -----------------------------------
                                  $1,049,842 $1,092,230  $972,717
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

                                          Three Months        Six Months
                                             Ended              Ended
                                            June 30,           June 30,
                                      ------------------------------------
(Dollars in thousands, except per        1999     1998       1999      1998
share data)
--------------------------------------------------------------------------------
Interest and dividends on
securities                            $ 3,915  $ 3,428    $ 7,813   $ 6,747
Interest and fees on loans             14,493   13,610     28,360    26,710
Interest on federal funds sold             64      210        322       500
                                    ------------------- --------------------
    TOTAL INTEREST INCOME              18,472   17,248     36,495    33,957

Interest on deposits                    1,894    1,780      3,751     3,541
Interest on time certificates           4,980    5,253      9,869     9,942
Interest on borrowed money                599      182      1,226       474
                                    ------------------- --------------------
    TOTAL INTEREST EXPENSE              7,473    7,215     14,846    13,957
                                    ------------------- --------------------
      NET INTEREST INCOME              10,999   10,033     21,649    20,000
Provision for loan losses                   0      450        360       900
                                    ------------------- --------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES        10,999    9,583     21,289    19,100
Noninterest income
  Securities gains                         92      120        319       244
  Other income                          3,066    3,037      6,193     5,739
                                    ------------------- --------------------
    TOTAL NONINTEREST INCOME            3,158    3,157      6,512     5,983
    TOTAL NONINTEREST EXPENSES          9,239    9,023     18,464    17,890
                                    ------------------- --------------------
      INCOME BEFORE INCOME TAXES        4,918    3,717      9,337     7,193
Provision for income taxes              1,826    1,382      3,534     2,656
                                    ------------------- --------------------
      NET INCOME                      $ 3,092  $ 2,335    $ 5,803   $ 4,537
                                    =================== ====================

--------------------------------------------------------------------------------

 PER SHARE COMMON STOCK:
      Net income basic                $  0.64  $  0.45    $  1.20   $  0.88
      Net income diluted                 0.63     0.44       1.18      0.86

     CASH DIVIDENDS DECLARED:
       Class A                           0.24     0.22       0.48      0.44
       Class B                          0.218     0.20      0.436      0.40
AVERAGE SHARES OUTSTANDING
     Net income basic               4,809,822 5,178,173 4,850,280 5,174,783
     Net income diluted             4,886,147 5,289,185 4,919,688 5,288,221

----------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                         Six
                                                     Months Ended
                                                       June 30,
                                                   -----------------
(Dollars in thousands)                                 1999    1998
--------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                 $36,458  $34,059
  Fees and commissions received                       6,401    5,871
  Interest paid                                     (14,950) (13,865)
  Cash paid to suppliers and employees              (16,790) (16,780)
  Income taxes paid                                  (3,509)  (1,974)
                                                   -----------------
Net cash provided by operating activities             7,610    7,311

Cash flows from investing activities
  Proceeds from maturity of securities held for
    sale                                             61,726   66,601
  Proceeds from maturity of securities held for
    investment                                        2,557   13,114
  Proceeds from sale of securities held for sale     49,137   53,385
  Purchase of securities held for sale             (105,475)(136,800)
  Purchase of securities held for investment              0     (989)
  Proceeds from sale of loans                             0      533
  Net new loans and principal repayments            (41,851) (62,721)
  Proceeds from the sale of other real estate
     owned                                               59      488
  Additions to bank premises and equipment             (385)  (1,459)
  Net change in other assets                            526     (231)
                                                     -----------------
Net cash used in investing activities               (33,706) (68,079)

Cash flows from financing activities
  Net increase in deposits                           15,579   60,565
  Net decrease in federal funds purchased and
    repurchase agreements                           (55,828) (33,213)
  Exercise of stock options                             601      676
  Treasury stock acquired                            (3,801)  (1,228)
  Dividends paid                                     (2,291)  (2,259)
                                                     -----------------
Net cash provided by (used in) financing
activities                                          (45,740)  24,541
                                                   -----------------
Net decrease in cash and cash equivalents           (71,836) (36,227)
Cash and cash equivalents at beginning of year       97,438   64,436
                                                   -----------------
Cash and cash equivalents at end of period          $25,602  $28,209
                                                   =================

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries
                                                       Six Months
                                                      Ended June 30,
                                                   -----------------
(Dollars in thousands)                                 1999    1998
--------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                         $  5,803 $ 4,537
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                       1,513   1,536
  Provision for loan losses                             360     900
  Gains on sale of securities                          (319)   (244)
  Gains on sale of loans                                  0      (6)
  Losses on sale and writedown of foreclosed
    assets                                               58      76
  Losses on disposition of fixed assets                   9      45
  Change in interest receivable                         (12)    114
  Change in interest payable                           (104)     92
  Change in prepaid expenses                           (283)   (829)
  Change in accrued taxes                               177     880
  Change in other liabilities                           408     210
--------------------------------------------------------------------
Total adjustments                                     1,807   2,774
                                                   -----------------
Net cash provided by operating activities          $  7,610 $ 7,311
                                                   =================

--------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned  $    423 $   449
  Transfers from loans to securities available
    for sale                                         24,936  33,988
  Market value adjustment to securities              (4,539)   (137)
----------
See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and for Hedging Activities("SFAS 137") --- an amendment of FASB Statement No. 133 (SFAS 133"), which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000. Management does not believe the adoption of SFAS 133 will have a significant impact on the Company's financial statements or related disclosures.

NOTE C - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standard's No. 130, Reporting Comprehensive Income, the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 1999 and 1998, comprehensive income was as follows:

                                           Three Months Ended June 30,
(Dollars in thousands)
                                                   1999          1998
                                          ----------------------------
Net income                                     $  3,092       $ 2,335

Unrealized losses
on securities                                    (2,330)         (179)
                                          ----------------------------
Comprehensive income                           $    762       $ 2,156
                                          ============================

                                              Six Months Ended June 30,

                                                  1999           1998
                                         -----------------------------
Net income                                     $ 5,803        $ 4,537

Unrealized losses
on securities                                   (2,905)           (22)
                                         -----------------------------
Comprehensive income                           $ 2,898        $ 4,515
                                         =============================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1999

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the second quarter of 1999 totaled $3,092,000 or $0.63 per share diluted, higher than the $2,711,000 or $0.55 per share diluted recorded in the first quarter of 1999 and higher than the $2,335,000 or $0.44 per share diluted reported in the second quarter of 1998.

Earnings in 1998 and 1999 have improved each quarter. In large part, the better performance is due to initiatives taken over the past two years to increase the Company's penetration in existing and new markets, as well as efforts to better align cost structures for higher performance and to improve noninterest revenue. These efforts effected the favorable earnings improvement reported for the first and second quarter of 1999 and should result in better performance for the remainder of 1999.

Return on average assets was 1.14 percent and return on average shareholders' equity was 15.40 percent for the second quarter of 1999, compared to first quarter 1999's performance of 1.04 percent and 13.92 percent, respectively, and the prior year's second quarter results of 0.98 percent and 11.15 percent, respectively.


NET INTEREST INCOME

Net interest income (fully taxable equivalent) increased $972,000 or 9.6 percent to $11,091,000 for the second quarter of 1999 compared to a year ago, and was $344,000 higher than the first quarter of 1999. For the six month period ending June 30, 1999, net interest income (on a tax equivalent basis) grew $1,672,000 or 8.3 percent year over year to $21,838,000.

On a tax equivalent basis the margin was the same at 4.38 percent during the second quarter of 1999 as it was for the first quarter of 1999. The cost of interest-bearing liabilities declined 1 basis point to 3.55 percent from the first quarter of 1999, with rates for NOW and savings increasing 3 and 9 basis points, respectively, while the rate for certificates of deposit decreased 14 basis points to 4.86%. Rates for savings accounts increased primarily as a result of the Company successfully marketing a savings product called Grand Savings that earns a higher rate, 3.75 percent presently. Rates for money market deposits were level quarter to quarter at 1.97 percent and short term borrowings (composed of federal funds purchased and repurchase agreements) increased 36 basis points to 3.86 percent. The yield on earning assets decreased 3 basis points to 7.35 percent, compared to the first quarter of 1999. A decrease in the yield on loans of 8 basis points to 7.86 percent and the yield on securities of 3 basis points to 5.98 percent was somewhat offset by a changing earning assets mix (with a $28.0 million growth in average loans during the second quarter of 1999). The yield on federal funds sold of 4.74 percent was level quarter over quarter.

For the second quarter a year ago, the net interest margin was 4.49 percent. The yield on average earning assets was 7.70 percent and rate on interest bearing liabilities was 3.85 percent.

Average earning assets for the second quarter of 1999 are $106,493,000 or 11.8 percent higher when compared to the prior year's second quarter. Average loan balances grew $77,513,000 or 11.7 percent to $737,383,000, while average investment securities increased $38,843,000 or 17.0 percent to $266,682,000 and average federal funds sold decreased $9,863,000 or 64.6 percent to $5,413,000.

The mix of earning assets and interest bearing liabilities also has impact on the margin:

                                                     Second Quarter
                                               1999                1998
   Average Earning Asset Mix:
      Loans                                    73.1%               73.1%
      Securities                               26.4                25.2
      Federal Funds Sold                        0.5                 1.7

   Average Interest Bearing Liabilities Mix:
      NOW, Savings, Money Market Deposits      45.4%               44.6%
      Certificates of Deposit                  48.7                53.0
      Federal Funds Purchased and
        Repurchase Agreements                   3.0                 2.3
      Other Borrowings                          2.9                   0

Loans (the highest yielding component of earning assets) as a percentage of average earning assets was level compared to a year ago, but average securities increased 1.2 percent as a percentage while federal funds sold (the lowest yielding component) declined 1.2 percent. As a percentage of average interest bearing liabilities, average certificates of deposit (the highest cost component of interest-bearing liabilities) decreased by 4.3 percent while lower cost core deposits which earn interest (NOW, savings and money market deposits) increased by 0.8 percent. Average NOW, savings and money market deposits grew $48,230,000 or 14.4 percent to $383,158,000 year over year. Other borrowings, comprised of funds borrowed from the Federal Home Loan Bank and Donaldson, Lufkin & Jenrette (having a duration of less than three years and rate of 5.73 percent), totaled $24,970,000 and were not utilized a year ago.

Favorably  affecting  the mix of  deposits  as well was an  increase  in average
noninterest   bearing  demand   deposits  of  $21,240,000  or  17.8  percent  to
$140,812,000.


PROVISION FOR LOAN LOSSES

No provision was recorded in the second quarter of this year, compared to $360,000 for the first quarter of 1999 and $450,000 in the second quarter of 1998. Net charge-offs for the first six months decreased from $544,000 last year to $45,000 in 1999. Net recoveries of $82,000 in the second quarter of this year included a recovery of $71,000 for a single commercial real estate loan previously charged-off. Net charge-offs annualized as a percent of average loans totaled 0.01 percent for the first six months of 1999, compared to 0.17 percent for the same period in 1998. These ratios are much better than the banking industry as a whole. While increased loan balances are forecast, the sale of the Company's credit card portfolio in 1998 reduced the Company's exposure to losses arising from consumer bankruptcies and should result in lower net charge-offs and lower provisioning in 1999.

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


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,066,000 for the second quarter, an increase of $29,000 or 1.0 percent from the same period last year.

The largest increase in noninterest income occurred in service charges on deposits, which increased $112,000 or 10.4 percent year over year to $1,189,000 for the second quarter, a result of a growing customer base, better collection of fees charged, and price increases put in effect during the first quarter. Fees from brokerage services decreased slightly from $667,000 to $653,000, while trust fees increased slightly from $561,000 a year ago to $608,000, reflecting a stable economic environment. The Company intends to continue to promote its brokerage and trust services to both existing and new customers, as expectations are these financial products will remain in demand. Other service charges and fees decreased $119,000 to $386,000, primarily due to credit card related fees no longer being collected since the sale of the Company's credit card portfolio in the third quarter of 1998. Other income grew $3,000 to $230,000.

Noninterest income, excluding gains and losses from securities sales, totaled $6,193,000 for the six month period ending June 30, 1999, an increase of $454,000 or 7.9 percent from the same period last year. As in the quarterly comparison, the most significant increase was a $344,000 increase in fees from service charges on deposits, followed by increases of $78,000 and $152,000 in brokerage commissions and trust income, respectively. Similarly, other service charges and fees were $179,000 lower, due to the impact of the sale of the credit card portfolio.

The relatively low rates for residential loan products has resulted in higher activity and balances for fixed rate products. The Company, to manage interest rate risk, securitizes some of the excess residential mortgage production. During the first six months of 1999 the Company securitized $24.9 million of its residential mortgage loan production, compared to $34.0 million in 1998. In 1999, sales of securitized mortgages generated additional income of $198,000, of which $45,000 is included in the investment securities gains of $92,000 recorded in the second quarter and $148,000 is included in the investment securities gains of $227,000 in the first quarter. In comparison, sales in 1998 generated income of $205,000, of which $103,000 was recorded in the second quarter and $102,000 in the first quarter in investment securities gains.


NONINTEREST EXPENSES

When compared to 1998, noninterest expenses for the second quarter increased by $216,000 or 2.4 percent to $9,239,000. The Company's overhead ratio decreased to
65.3 percent this quarter, compared to 68.6 percent a year ago and 66.5 percent in the first quarter of 1999. This is reflective of initiatives to reduce overhead costs, particularly staffing, and lower costs related to Year 2000 remediation and the sale of the credit card portfolio.

Salaries and wages increased $189,000 or 5.3 percent to $3,772,000. Incentive compensation related to the achievement of certain operating performance thresholds was approximately $400,000 higher year over year and $300,000 higher than in the first quarter of 1999. Provided the Company's performance is maintained, additional incentive compensation could be earned in the third quarter. Employee benefits grew $80,000 or 9.2 percent to $954,000, compared to the second quarter of 1998. All of the increase in benefit costs is related to higher group health insurance costs and profit sharing accruals for 1999.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $120,000 or 8.5 percent to $1,285,000, versus second quarter results last year. A decrease in computer hardware maintenance, equipment depreciation and costs for leasing equipment of $78,000 was the primary cause, a result of the Company outsourcing its core data processing to a third party in mid-September 1998 (see "The Year 2000 Issue").

The premium for Federal Deposit Insurance Corporation ("FDIC") insurance totaled $36,000, little changed from last year and reflecting that the rate the Company's subsidiary bank is being assessed has been and is the lowest rate, based on FDIC guidelines.

Costs associated with foreclosed and repossessed asset management and disposition decreased $40,000 or 44.4 percent, and totaled only $50,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional costs increased $133,000 or 53.8 percent to $380,000. Most of this increase was related to hiring an outside consulting service to partner with the Company in assessing a number of internal processes for overhead improvement and revenue enhancement.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased by $78,000 or 16.0% to $411,000.

Outside data processing costs totaled $876,000 for the second quarter of 1999, an increase of $286,000 from a year ago. This increase reflects the company's implementation and conversion of its core data processing system to a third party in lieu on in-house mainframe processing which the Company's subsidiary utilized to mid-September 1998. Year 2000 compliance was a significant factor affecting the decision to convert to a third party service for data processing. Partially offsetting the increase in cost for core data processing was a decline for credit card processing of $58,000 year over year, a result of the Company selling its $7.1 million credit card portfolio in July 1998.

The other expense category decreased $237,000 or 15.3 percent to $1,307,000 in the second quarter of 1999 year over year. The largest decreases occurred in stationery, printing and supplies, (due primarily to automated alternatives reducing paper utilization), education and training, and employee placement, relocation and advertising costs.

Noninterest expenses for the six month period ending June 30, 1999 were $574,000 or 3.2 percent higher and totaled $18,464,000. Changes year over year were as follows: 1) salaries and wages grew $143,000 or 2.0 percent, 2) employee benefits rose $188,000 or 10.8 percent, 3) occupancy and furniture and equipment expenses decreased $195,000 or 7.0 percent, on an aggregate basis, 4) costs associated with foreclosed and repossessed asset management and dispositions decreased $53,000 to $98,000, 5) legal and professional fees grew $301,000 or 66.0 percent, 6) marketing expenses were $148,000 or 14.7 percent lower, 7) outsourced data processing costs increased $576,000 or 45.5 percent to $1,842,000 and 7) the other expense category decreased $244,000 or
8.2 percent.


INCOME TAXES

Income taxes as a percentage of income before taxes were 37.8 percent for the first six months of this year, compared to 36.9 percent in 1998. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible tax credits, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $10 million.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first six months of 1999 was 7.44 percent, compared to 8.87 percent during the first six months of 1998. In large part this ratio has declined as a result of the Company buying back outstanding shares of its Class A Common Stock. The cost of repurchased shares totaled $12,230,000 at June 30, 1999, compared to $1,423,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10 percent. At June 30, 1999, the Company's ratio was 11.88 percent.


LOAN PORTFOLIO

All of the Company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $747,038,000 at June 30, 1999, $62,730,000 or 9.2 percent more than at June
30, 1998, and $45,488,000 or 6.5 percent more than at December 31, 1998. During the first six months of 1999, $24.9 million in fixed rate residential mortgage loans were securitized and placed in the available for sale securities portfolio. Over the past twelve months, $71.7 million in such loans were securitized or sold.

At June 30, 1999, the Company's mortgage loan balances secured by residential properties amounted to $406,997,000 or 54.5 percent of total loans (versus 55.7 percent a year ago). The next largest concentration was loans secured by commercial real estate which totaled $184,311,000 or 24.7 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $75,901,000, commercial loans of $31,398,000, home equity lines of credit of $13,165,000, and construction loans of $34,991,000.

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

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At June 30, 1999, approximately $150 million or 37 percent of the Company's residential mortgage loan balances were adjustable.

Of the $150 million, $144 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $10 million were outstanding at June 30, 1999, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $38 million in balances existed at June 30, 1999, and 3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $96 million were outstanding at June 30, 1999.

Loans secured by residential mortgages having fixed rates totaled approximately $257 million at June 30, 1999, of which 15- and 30-year mortgages totaled $122 million and $94 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $49,000 in net charge-offs for the first six months of 1999 compared to $17,000 for all of 1998.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $120 million and $64 million, respectively, at June 30, 1999. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 24.7 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

At June 30, 1999, the Company had commitments to make loans (excluding unused home equity lines of credit and credit card lines) of $69,775,000, compared to $60,166,000 at June 30, 1998.


ALLOWANCE FOR LOAN LOSSES

Net losses on installment loans totaled $134,000 for the first six months of 1999, compared to net losses of $335,000 in 1998. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses arising from residential real estate of $49,000 were recorded in the first six months, versus $14,000 a year ago. Net recoveries recorded for commercial real estate loans and credit cards of $58,000 and $46,000, respectively, in the first six months of 1999 compared with the prior year when net charge-offs of $59,000 and $161,000, respectively, were reported. Net recoveries for commercial loans of $34,000 in the first six months of 1999 compared to $25,000 in recoveries in 1998. As a result of the sale of the credit card portfolio, the Company has eliminated its exposure to future credit card losses.

The ratio of the allowance for loan losses to net loans outstanding was 0.89 percent at June 30, 1999. This ratio was 0.84 percent at June 30, 1998. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 317.2 percent at June 30, 1999, compared to 289.6 percent at the same date in 1998.


NONPERFORMING ASSETS

At June 30, 1999, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.35 percent, compared to
0.28 percent one year earlier.

At June 30, 1999, accruing loans past due 90 days or more of $45,000 and OREO of $594,000 were outstanding. In 1998 on the same date, loans totaling $510,000 were past due 90 days or more and OREO balances of $421,000 were outstanding.

Nonaccrual loans totaled $2,054,000 at June 30, 1999, compared to a balance of $1,465,000 at June 30, 1998. All of the nonaccrual loans outstanding at June 30, 1999 were performing with respect to payments, with the exception of fifteen loans aggregating to $952,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 1999, 83 percent is secured with real estate, 3 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.


SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At June 30, 1999, the Company had $229,054,000 or
92.1 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $19,670,000, representing 7.9 percent of total securities.

The Company's securities portfolio increased $23,746,000 or 10.6 percent from June 30, 1998. The securities portfolio as a percentage of earning assets was
25.0 percent at June 30, 1999, compared to 24.6 percent one year ago. This increase is directly related to increases in funding over the past twelve months in both deposits and borrowings.

Management has lowered the Company's interest rate risk by reducing the average duration of the securities portfolio. At June 30, 1999, the duration of the portfolio was 3.0 years. Over the next twelve months, $10 million in securities will mature and $53 million of periodic principal payments from mortgage backed securities are expected to be received. Management believes a portion of these funds will be used to fund increases in its consumer and commercial loan portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had gross unrealized losses of $4,998,000 at June 30, 1999, compared to losses of $350,000 at June 30, 1998. Rates have remained low and a shifting U.S. Treasury yield curve caused an increase in unrealized depreciation. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.


DEPOSITS

Total deposits increased $54,132,000 or 6.2 percent to $920,784,000 at June 30, 1999, compared to one year earlier. Certificates of deposit declined while all other types of deposits grew. Certificates of deposit decreased $1,804,000 or
0.4 percent to $405,805,000 over the past twelve months while lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $42,934,000 or 12.8 percent to $378,462,000. Noninterest bearing demand deposits increased $13,002,000 or 10.5 percent to $136,517,000.


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

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 36.6 percent. This means that the Company's assets re-price more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 15 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 5.7 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company does not presently use interest rate protection products in the management of interest rate risk.


LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion.

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 1999, the Company had federal funds lines of credit available and unused of $53,000,000 and had $53,584,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. In addition, at June 30, 1999 access to borrowings up to $125,000,000 from the Federal Home Loan Bank ("FHLB") was available utilizing the residential mortgage loan portfolio as collateral. Of this amount, $15,000,000 has been drawn upon and was outstanding at June 30, 1999.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $25,602,000 at June 30, 1999 as compared to $28,209,000 at June 30, 1998. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1999, the cash flow from operations of $7,610,000 was $299,000 higher than during the same period of 1998. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


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

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 1999  Annual  Meeting of  Shareholders  was held April 22,  1999
(b) All directors reported to the Commission in the 1999 Proxy statement were re-elected in entirety.
(c) The following matters were voted upon at the meeting:


     (i) The election of ten directors to serve until the 2000 Annual Meeting of Shareholders and until their successors have been elected and qualified. Out of 7,171,938 votes represented at the meeting, the number of votes cast for and against their re-election were 7,151,440 (99.7%) and 20,498, respectively.

     (ii) The ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 1999. Out of 7,171,938 votes represented at the meeting, the number of votes cast for and against their ratification were 7,156,956 (99.8%) and 2,893, respectively.

Item 6.     Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed for the three month period ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SEACOAST BANKING CORPORATION OF FLORIDA


August 13, 1999           /s/ Dennis S. Hudson, III
---------------           -------------------------
                          DENNIS S. HUDSON, III
                          President & Chief Executive Officer


August 13, 1999           /s/ William R. Hahl
---------------           ---------------------------------
                          WILLIAM R. HAHL
                          Executive Vice President & Chief Financial Officer