Form 10-Q
period 1999-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 1999-11-12
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-Q

[O] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended          Commission file
         SEPTEMBER 30, 1999                      No. 0-13660

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

     YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1999:

  Class A Common Stock, $.10 Par Value - 4,468,674 shares

  Class B Common Stock, $.10 Par Value - 360,738 shares

                           INDEX

          SEACOAST BANKING CORPORATION OF FLORIDA



Part I FINANCIAL INFORMATION                                PAGE #

Item 1 Financial Statements (Unaudited)

     Condensed consolidated balance sheets -
     September 30, 1999, December 31, 1998 and
     September 30, 1998                                      3 - 4

     Condensed consolidated statements of income -
     Three months and nine months ended September 30,
     1999 and 1998                                               5

     Condensed consolidated statements of cash flows -
     Nine months ended September 30, 1999 and 1998           6 - 7

     Notes to condensed consolidated financial
     statements                                                  8

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                  9 - 20


Part II       OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                      22

Article 9 - Financial Data Schedule                        23 - 24

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

-----------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries


                                      Sept. 30,    December 31,   Sept. 30,
(Dollars in thousands)                   1999         1998           1998
--------------------------------------------------------------------------
ASSETS
    Cash and due from banks         $   39,954   $   36,848     $   31,113
    Federal funds sold                       0       60,590              0
    Securities:
      Held for Sale (at market)        210,421      238,934        217,829
      Held for Investment (market
        values:
          $19,208 at Sept. 30, 1999,
          $22,895 at Dec. 31, 1998
          $24,159 at Sept. 30, 1998)    19,097       22,249         23,547
                                    --------------------------------------
          TOTAL SECURITIES             229,518      261,183        241,376

    Loans available for sale             1,207        3,991         20,996

    Loans                              762,517      701,550        683,381
    Less:  Allowance for loan losses    (6,821)      (6,343)        (5,943)
                                    --------------------------------------
          NET LOANS                    755,696      695,207        677,438

    Bank premises and equipment         16,852       17,762         18,536
    Other real estate owned                392          288            280
    Core deposit intangibles             1,053        1,304          1,388
    Goodwill                             3,057        3,282          3,357
    Other assets                        13,002       11,775         10,704
                                    --------------------------------------
                                    $1,060,731   $1,092,230     $1,005,188
                                    ======================================


LIABILITIES & SHAREHOLDERS' EQUITY LIABILITIES
    Deposits                        $  883,406   $  905,202     $  869,528
    Federal funds purchased and
      securities sold under
      agreements to repurchase,
      maturing within 30 days           69,309       77,758         25,483

    Other borrowings                    24,970       24,970         24,970
    Other liabilities                    5,713        5,858          5,758
                                    --------------------------------------
                                       983,398    1,013,788        925,739

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
-----------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                   Sept. 30,   December 31,   Sept. 30,
(Dollars in thousands)                 1999          1998       1998
------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                           0            0           0
  Class A common stock                    482          481         480
  Class B common stock                     36           37          38
  Additional paid-in capital           27,370       27,439      27,440
  Retained earnings                    65,038       59,738      58,357
  Less: Treasury stock                (11,740)      (8,806)     (7,165)
                                  --------------------------------------
                                       81,186       78,889      79,150
  Securities valuation allowance       (3,853)        (447)        299
                                  --------------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                         77,333       78,442      79,449
                                  --------------------------------------
                                   $1,060,731   $1,092,230  $1,005,188
                                  ======================================

----------------------------------------------------------------------
----------------------------------------------------------------------
     Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
-----------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                 Three Months Ended
                                                     September 30,
                                             --------------------------
(Dollars in thousands, except per share data          1999        1998
-----------------------------------------------------------------------
Interest and dividends on securities               $  3,690    $  3,509
Interest and fees on loans                           14,797      13,935
Interest on federal funds sold                            2         154
                                             --------------------------
    TOTAL INTEREST INCOME                            18,489      17,598

Interest on deposits                                  1,912       1,897
Interest on time certificates                         4,931       5,454
Interest on borrowed money                              818         455
                                             --------------------------
    TOTAL INTEREST EXPENSE                            7,661       7,806
                                             --------------------------
    NET INTEREST INCOME                              10,828       9,792
Provision for loan losses                               150         450
                                             --------------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      10,678       9,342

Noninterest income
  Securities gains                                        9         115
  Other income                                        2,820       3,428
                                             --------------------------
    TOTAL NONINTEREST INCOME                          2,829       3,543
    TOTAL NONINTEREST EXPENSES                        8,821       9,028
                                             --------------------------
    INCOME BEFORE INCOME TAXES                        4,686       3,857
Provision for income taxes                            1,746       1,374
                                             --------------------------
    NET INCOME                                      $ 2,940     $ 2,483
                                             ==========================

-----------------------------------------------------------------------


PER SHARE COMMON STOCK:
     Net income basic                                $ 0.61      $ 0.49
     Net income diluted                                0.60        0.48

     CASH DIVIDENDS DECLARED:
       Class A                                         0.24        0.22
       Class B                                        0.218        0.20

AVERAGE SHARES OUTSTANDING
     Net income basic                             4,833,610   5,070,565
     Net income diluted                           4,904,582   5,173,886
-----------------------------------------------------------------------

                                                   Nine Months Ended
                                                     September 30,
                                              -------------------------
(Dollars in thousands, except per share data          1999        1998
-----------------------------------------------------------------------
Interest and dividends on securities               $ 11,503    $ 10,256
Interest and fees on loans                           43,157      40,645
Interest on federal funds sold                          324         654
                                               ------------------------
    TOTAL INTEREST INCOME                            54,984      51,555

Interest on deposits                                  5,663       5,438
Interest on time certificates                        14,800      15,396
Interest on borrowed money                            2,044         929
                                               ------------------------
    TOTAL INTEREST EXPENSE                           22,507      21,763
                                               ------------------------
    NET INTEREST INCOME                              32,477      29,792
Provision for loan losses                               510       1,350
                                               ------------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                      31,967      28,442

Noninterest income
  Securities gains                                      328         359
  Other income                                        9,013       9,167
                                               ------------------------
    TOTAL NONINTEREST INCOME                          9,341       9,526
    TOTAL NONINTEREST EXPENSES                       27,285      26,918
                                               ------------------------
    INCOME BEFORE INCOME TAXES                       14,023      11,050
Provision for income taxes                            5,280       4,030
                                               ------------------------
    NET INCOME                                      $ 8,743     $ 7,020
                                               ========================

-----------------------------------------------------------------------


PER SHARE COMMON STOCK:
     Net income basic                                $ 1.80      $ 1.37
     Net income diluted                                1.78        1.34


     CASH DIVIDENDS DECLARED:
       Class A                                         0.72        0.66
       Class B                                        0.654        0.60

AVERAGE SHARES OUTSTANDING
     Net income basic                             4,844,662   5,139,662
     Net income diluted                           4,914,598   5,249,690
-----------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
----------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                     Nine Months Ended
                                                      September 30,
                                                 ----------------------
(Dollars in thousands)                                 1999       1998
-----------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                 $ 54,848   $ 51,505
  Fees and commissions received                        9,330      8,726
  Interest paid                                      (22,508)   (21,641)
  Cash paid to suppliers and employees               (25,477)   (23,121)
  Income taxes paid                                   (5,359)    (3,227)
                                                  ---------------------
Net cash provided by operating activities             10,834     12,242

Cash flows from investing activities
  Proceeds from maturity of  securities
     held for sale                                    76,522     93,481
  Proceeds from maturity of securities
     held for investment                               3,118     14,664
  Proceeds from sale of securities
     held for sale                                    57,309     79,925
  Purchase of securities held for sale              (110,198)  (206,507)
  Purchase of securities held for investment               0       (989)
  Proceeds from sale of loans                            611      8,280
  Net new loans and principal repayments             (59,408)   (84,375)
  Proceeds from the sale of other real estate            390        631
  Additions to bank premises
     and equipment                                      (596)    (1,860)
  Net change in other assets                             629       (978)
                                                  ----------------------
Net cash used in investing activities                (31,623)   (97,728)

Cash flows from financing activities
  Net increase (decrease) in deposits                (21,800)    63,425
  Net decrease in federal funds purchased and
    repurchase agreements                             (8,449)   (26,629)
  Net increase in other borrowings                         0     24,970
  Exercise of stock options                            1,157        747
  Treasury stock acquired                             (4,161)    (6,996)
  Dividends paid                                      (3,442)    (3,354)
                                                  ----------------------
Net cash provided by (used in) financing
  activities                                         (36,695)    52,163
                                                  ----------------------
Net decrease in cash and cash equivalents            (57,484)   (33,323)
Cash and cash equivalents at beginning of year        97,438     64,436
                                                  ----------------------
Cash and cash equivalents at end of period          $ 39,954   $ 31,113
                                                  ======================

------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)
--------------------------------------------------------------------

Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Nine Months Ended
                                                      September 30,
                                               -----------------------
(Dollars in thousands)                                1999      1998
----------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                          $ 8,743   $ 7,020
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                       2,211     2,337
  Provision for loan losses                             510     1,350
  Gains on sale of securities                          (328)     (359)
  Gains on sale of loans                                  0      (651)
  Losses on sale and writedown of foreclosed
    assets                                               88       146
  Losses on disposition of fixed assets                  20        81
  Change in interest receivable                         (41)     (106)
  Change in interest payable                             (1)      122
  Change in prepaid expenses                           (150)     (389)
  Change in accrued taxes                               164     1,135
  Change in other liabilities                          (382)    1,556
                                                -----------------------
Total adjustments                                     2,091     5,222
                                                -----------------------
Net cash provided by operating activities           $10,834   $12,242
                                                =======================

-----------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate
    owned                                          $    582   $   548
  Transfers from loans to securities
    available for sale                               24,936    47,057
  Market value adjustment to securities              (5,335)    1,409
-----------------------------------------------------------------------
See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and for Hedging Activities ("SFAS 137")---an amendment of FASB Statement No. 133 ("SFAS 133"), which delayed the implementation date for SFAS 133 for one year to fiscal years beginning after June 15, 2000. Management does not believe the adoption of SFAS 133 will have a significant impact on the Company's financial statements or related disclosures.

NOTE C - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standard's No. 130, Reporting Comprehensive Income, the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 1999 and 1998, comprehensive income was as follows:

                                             Three Months Ended
                                                September 30,

(Dollars in thousands)                          1999        1998
                                       --------------------------
Net income                                   $ 2,940     $ 2,483
Unrealized gains (losses)- securities           (501)        990
                                       --------------------------
Comprehensive income                         $ 2,439     $ 3,473
                                       ==========================

                                              Nine Months Ended
                                                September 30,

                                                1999        1998
                                      ----------------------------
Net income                                   $ 8,743     $ 7,020
Unrealized gains (losses)-securities          (3,406)        968
                                      ----------------------------
Comprehensive income                         $ 5,337     $ 7,988
                                      ============================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1999

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the third quarter of 1999 totaled $2,940,000 or $0.60 per share diluted, slightly lower than the $3,092,000 or $0.63 per share diluted recorded in the second quarter of 1999 but higher than the $2,483,000 or $0.48 per share diluted reported in the third quarter of 1998.

Third quarter 1998's results included a one-time gain of $616,000 ($389,000 after tax) from the sale of the Company's $7.1 million credit card portfolio and a charge of $286,000 ($180,000 after tax) related to a cancellation of a contract for processing of the Company's trust business.

Earnings in 1999 have improved. In large part, the better performance is due to initiatives taken over the past two years to increase the Company's penetration in existing and new markets, as well as efforts to better align cost structures for higher performance and to improve noninterest revenue. These efforts effected the favorable earnings improvement reported for the first, second and third quarters of 1999 and should result in better performance for the fourth quarter of 1999.

Return on average assets was 1.10 percent and return on average shareholders' equity was 14.40 percent for the third quarter of 1999, compared to second quarter 1999's performance of 1.14 percent and 15.40 percent, respectively, and the prior year's third quarter results of 0.91 percent and 11.03 percent, respectively.

NET INTEREST INCOME

Net interest income (fully taxable equivalent) increased $1,025,000 or 10.4 percent to $10,918,000 for the third quarter of 1999 compared to a year ago. For the nine month period ending September 30, 1999, net interest income (on a tax equivalent basis) grew $2,697,000 or 9.0 percent year over year to $32,756,000.

For the third quarter, the net interest margin was 4.33 percent compared to 4.20 percent a year ago. The yield on average earning assets was 7.36 percent compared to 7.52 percent in 1998 and the rate on interest bearing liabilities was 3.64 percent compared to 3.94 percent for 1998.

Average earning assets for the third quarter of 1999 are $66,760,000 or 7.1 percent higher when compared to the prior year's third quarter. Average loan balances grew $65,169,000 or 9.5 percent to $754,462,000, while average investment securities increased $12,452,000 or 5.3 percent to $246,304,000 and average federal funds sold decreased $10,861,000 or 98.8 percent to $130,000.

The mix of earning assets and interest bearing liabilities also has impact on the margin:

                                                      Third Quarter

                                                     1999      1998
Average Earning Asset Mix:
    Loans                                            75.4%     73.8%
    Securities                                       24.6      25.0
    Federal Funds Sold                                0.0       1.2

    Average Interest Bearing Liabilities Mix:
    NOW, Savings, Money Market Deposits              44.6%     43.4%
    Certificates of Deposit                          47.6      52.1
    Federal Funds Purchase and
         Repurchase Agreements                        4.8       1.9
    Other Borrowings                                  3.0       2.6



Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased 1.6 percent compared to a year ago, while average securities decreased 0.4 percent as a percentage and federal funds sold (the lowest yielding component) declined 1.2 percent. As a percentage of average interest bearing liabilities, average certificates of deposit (the highest cost component of interest-bearing liabilities) decreased by 4.5 percent while lower cost core deposits which earn interest (NOW, savings and money market deposits) increased by 1.2 percent. Average certificate of deposit for the third quarter declined $12,623,000 or 3.1 percent year over year to $397,206,000. Average NOW, savings and money market deposits grew $31,245,000 or 9.2 percent to $372,272,000 year over year. Federal funds purchased and securities sold under agreements to repurchase (with customers) increased $25,361,000 from a year ago to $40,094,000, while other borrowings, comprised of funds borrowed from the Federal Home Loan Bank and Donaldson, Lufkin & Jenrette (having a duration of less than three years and rate of 5.69 percent), totaled $24,970,000, compared to $20,849,000 a year ago.

Favorably  affecting  the mix of  deposits  as well was an  increase  in average
noninterest   bearing  demand   deposits  of  $20,453,000  or  17.7  percent  to
$135,891,000.

On a tax equivalent basis the margin was 5 basis points lower at 4.33 percent during the third quarter of 1999 compared to the second quarter of 1999. The cost of interest-bearing liabilities increased 19 basis points to 3.64 percent from the second quarter of 1999, with rates for NOW, savings and money market accounts increasing 8, 5 and 4 basis points, respectively, and the rate for certificates of deposit increasing 7 basis points to 4.93%. Rates for short term borrowings (composed of federal funds purchased and repurchase agreements) increased 69 basis points to 4.55 percent, a result of higher amounts of federal funds purchased (at a rate of 5.40 percent) utilized during the quarter to offset normal seasonal deposit outflows. The yield on earning assets increased one basis point to 7.36 percent when compared to the second quarter of 1999. A decrease in the yield on loans of 7 basis points to 7.79 percent was somewhat offset by the yield on securities increasing 12 basis points to 6.10 percent and by a changing earning assets mix (with a $17.1 million growth in average loans during the third quarter of 1999).


PROVISION FOR LOAN LOSSES

A provision of $150,000 was recorded in the third quarter of this year, compared to no provisioning in the second quarter of 1999 and $360,000 for the first quarter of 1999. A provision of $450,000 was recorded in the second quarter of 1998. Credit quality has improved over the past twelve months. Net charge-offs for the first nine months decreased from $771,000 last year to $32,000 in 1999. Net recoveries of $13,000 in the third quarter of this year included a recovery of $30,000 for a single commercial loan previously charged-off. Net charge-offs annualized as a percent of average loans totaled 0.01 percent for the first nine months of 1999, compared to 0.15 percent for the same period in 1998. These ratios are much better than the banking industry as a whole. While increased loan balances are forecast, the sale of the Company's credit card portfolio in 1998 reduced the Company's exposure to losses arising from consumer bankruptcies and is resulting in lower net charge-offs and lower provisioning in 1999.

Management determines the provision for loan losses which is charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. At September 30, 1999, 78 percent of the Company's loan portfolio was secured with residential or commercial real estate. Historically, these portfolios have a lower exposure to delinquencies and net charge-offs. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency ("OCC"), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise.

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $2,820,000 for the third quarter, a decrease of $608,000 or 17.7 percent from the same period last year. Noninterest income, excluding gains and losses from securities sales, totaled $9,013,000 for the nine month period ending September 30, 1999, a decrease of $154,000 or 1.7 percent from the same period last year. Included in noninterest income for the third quarter and first nine months of 1998 was a non-recurring gain of $616,000 for the sale of the Company's $7.1 million credit card portfolio.

The largest increase in noninterest income occurred in trust income, increasing $112,000 or 21.4 percent from last year to $635,000 for the third quarter of 1999. Partially offsetting, fees from brokerage services decreased slightly from $422,000 to $404,000. The Company intends to continue to promote its trust and brokerage services to both existing and new customers, as expectations are these financial products will remain in demand. Also increasing, service charges on deposits were $59,000 or 5.1 percent higher year over year and totaled $1,221,000 for the third quarter, a result of a growing customer base, better collection of fees charged, and price increases put in effect during the first quarter of 1999. Other service charges and fees decreased $133,000 to $331,000, primarily due to credit card related fees no longer being collected since the sale of the Company's credit card portfolio in the third quarter of 1998. Other income (excluding the $616,000 non-recurring gain in 1998) decreased slightly, by $12,000 to $229,000.

As in the quarterly comparison, the most significant increases for the first nine months of 1999 were in trust income and fees from service charges on deposits, $264,000 and $403,000, respectively. Similarly, other service charges and fees were $312,000 lower, due to the impact of the sale of the credit card portfolio. Brokerage commissions, which were lower for the third quarter of 1999 compared to 1998, were higher year over year for the first nine months by $60,000.

Relatively low rates for residential loan products results in higher activity and balances for fixed rate products. The Company, to manage interest rate risk, securitizes some of its excess residential mortgage production. During the first nine months of 1999 the Company securitized $24.9 million of its residential mortgage loan production, compared to $47.1 million in 1998. In 1999, sales of securitized mortgages generated additional investment securities gains of $193,000. In comparison, sales in 1998 generated investment securities gains of $296,000.


NONINTEREST EXPENSES

When compared to 1998, noninterest expenses for the third quarter decreased by $207,000 or 2.3 percent to $8,821,000. The Company's overhead ratio decreased to
64.2 percent this quarter, compared to 67.8 percent a year ago, 65.3 percent in the second quarter of 1999 and 66.5 percent in the first quarter of 1999. This is reflective of initiatives to reduce overhead costs, particularly staffing, and a one-time charge of $286,000 to cancel a contract for trust data processing in the third quarter of 1998.

Salaries and wages decreased $98,000 or 2.8 percent to $3,362,000. Incentive compensation totaling $315,000 was earned due to the achievement of operating performance thresholds in the third quarter. Without this additional salary cost, salary and wages would have declined $413,000 or 11.8 percent compared to 1998. The incentive program related to this compensation ended on September 30, 1999. Employee benefits grew $209,000 or 28.8 percent to $935,000, compared to the third quarter of 1998. All of the increase in benefit costs is related to higher group health insurance costs and profit sharing accruals for 1999.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $179,000 or 12.3 percent to $1,271,000, versus third quarter results last year. A decline in computer hardware maintenance, equipment depreciation, costs for leasing equipment and disposal of data processing equipment abandoned in 1998 was the result of the Company outsourcing its core data processing to a third party in mid-September 1998 (see "The Year 2000 Issue").

Outside data processing costs totaled $912,000 for the third quarter of 1999, an increase of $305,000 from a year ago. This increase reflects the company's implementation and conversion of its core data processing system to a third party in lieu of in-house mainframe processing which the Company's subsidiary utilized to mid-September 1998. Year 2000 compliance was a significant factor affecting the decision to convert to a third party service for data processing. Partially offsetting the increase in cost for core data processing was a decline for credit card processing of $41,000 year over year, a result of the Company selling its $7.1 million credit card portfolio in July 1998.

Costs associated with foreclosed and repossessed asset management and disposition decreased $48,000 or 41.0 percent, and totaled only $69,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional costs increased $156,000 or 56.5 percent to $432,000. Most of this increase was related to hiring an outside consulting service to partner with the Company in assessing a number of internal processes for overhead improvement and revenue enhancement.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased by $68,000 or 14.6% to $397,000.

The other expense category decreased $486,000 or 28.2 percent to $1,238,000 in the third quarter of 1999 year over year. The largest item contributing to this decline was the one-time charge in 1998 totaling $286,000 to cancel a contract for processing of the Company's trust business. Other decreases occurred in stationery, printing and supplies (due primarily to automated alternatives reducing paper utilization), education and training, and employee placement, relocation and advertising costs.

Noninterest expenses for the nine month period ending September 30, 1999 were $367,000 or 1.4 percent higher and totaled $27,285,000. The increases or decreases, when compared to the first nine months of 1998, are a result of the same factors as explained for the quarterly results above.


INCOME TAXES

Income taxes as a percentage of income before taxes were 37.7 percent for the first nine months of this year, compared to 36.5 percent in 1998. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible tax credits, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $10 million.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first nine months of 1999 was 7.51 percent, compared to 8.66 percent during the first nine months of 1998. In large part this ratio has declined as a result of the Company buying back outstanding shares of its Class A Common Stock. The cost of repurchased shares totaled $11,740,000 at September 30, 1999, compared to $7,165,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10 percent. At September 30, 1999, the Company's ratio was 12.20 percent.

LOAN PORTFOLIO

All of the Company's loan activity is with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $762,517,000 at September 30, 1999, $79,136,000 or 11.6 percent more than at September 30, 1998, and $60,967,000 or 8.7 percent more than at December 31, 1998. During the first nine months of 1999, $24.9 million in fixed rate residential mortgage loans were securitized and placed in the available for sale securities portfolio. Over the past twelve months, $59.0 million in such loans were securitized or sold.

At September 30, 1999, the Company's mortgage loan balances secured by residential properties amounted to $417,527,000 or 54.8 percent of total loans (versus 54.9 percent a year ago). The next largest concentration was loans secured by commercial real estate which totaled $181,316,000 or 23.8 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $76,249,000, commercial loans of $32,622,000, home equity lines of credit of $13,277,000, and construction loans of $41,299,000.

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

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At September 30, 1999, approximately $154 million or 37 percent of the Company's residential mortgage loan balances were adjustable.

Of the $154 million, $147 million were adjustable rate 15- or 30-year mortgage loans ("ARMs") that reprice based upon the one year constant maturity United States Treasury Index plus a margin. These 15- and 30-year ARMs generally consist of three types: 1) those repricing annually by up to one percent with a four percent cap over the life of the loan, of which balances of approximately $10 million were outstanding at September 30, 1999, 2) those limited to a two percent per annum increase and a six percent cap over the life of the loan, of which approximately $34 million in balances existed at September 30, 1999, and
3) those that have a fixed rate for a period of three, five or seven years, at the end of which they are limited to a two percent per annum increase and a four percent cap over the life of the loan, of which approximately $103 million were outstanding at September 30, 1999.

Loans secured by residential mortgages having fixed rates totaled approximately $264 million at September 30, 1999, of which 15- and 30-year mortgages totaled $126 million and $100 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $50,000 in net charge-offs for the first nine months of 1999 compared to $17,000 for all of 1998.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $118 million and $63 million, respectively, at September 30, 1999. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio, currently 23.8 percent of total loans, and by making commercial real estate loans primarily on owner occupied properties. The remainder of the real estate loan portfolio is residential mortgages to individuals, and home equity loans, which the Company considers less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

At September 30, 1999, the Company had commitments to make loans (excluding unused home equity lines of credit) of $72,813,000, compared to $71,665,000 at September 30, 1998.


ALLOWANCE FOR LOAN LOSSES

Net losses on installment loans totaled $176,000 for the first nine months of 1999, compared to net losses of $471,000 in 1998. Net recoveries recorded for commercial real estate loans and credit cards of $64,000 and $62,000, respectively, in the first nine months of 1999 compared with the prior year when net charge-offs of $74,000 and $190,000, respectively, were reported. As a result of the sale of the credit card portfolio, net losses have declined. Net recoveries for commercial loans of $68,000 in the first nine months of 1999 compared to $5,000 in net charge-offs in 1998.

Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses arising from residential real estate of $50,000 were recorded in the first nine months, versus $31,000 a year ago.

The ratio of the allowance for loan losses to net loans outstanding was 0.89 percent at September 30, 1999. This ratio was 0.87 percent at September 30, 1998. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 289.4 percent at September 30, 1999, compared to 228.4 percent at the same date in 1998. The decline in aggregate net charge-offs in 1999 has resulted in a lower provision for loan losses and an improved coverage ratio of allowance for loan losses to nonperforming loans.


NONPERFORMING ASSETS

At September 30, 1999, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.35 percent, compared to
0.36 percent one year earlier.

At September 30, 1999, accruing loans past due 90 days or more of $112,000 and OREO of $392,000 were outstanding. In 1998 on the same date, loans totaling $427,000 were past due 90 days or more and OREO balances of $280,000 were outstanding.

Nonaccrual loans totaled $2,245,000 at September 30, 1999, compared to a balance of $2,175,000 at September 30, 1998. All of the nonaccrual loans outstanding at September 30, 1999 were performing with respect to payments, with the exception of eighteen loans aggregating to $1,279,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at September 30, 1999, 85 percent is secured with real estate, 2 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At September 30, 1999, the Company had $210,421,000 or 91.7 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $19,097,000, representing 8.3 percent of total securities.

The Company's securities portfolio decreased $11,858,000 or 4.9 percent from September 30, 1998. The securities portfolio as a percentage of earning assets was 23.1 percent at September 30, 1999, compared to 25.5 percent one year ago.

At September 30, 1999, the duration of the portfolio was 3.2 years. Over the next twelve months, $5 million in securities will mature and $46 million of periodic principal payments from mortgage backed securities are expected to be received. Management believes a portion of these funds will be used to fund increases in its consumer and commercial loan portfolio.

Company management considers the overall quality of the securities portfolio to be high. The securities portfolio had gross unrealized losses of $5,935,000 at September 30, 1999, compared to gains of $1,134,000 at September 30, 1998. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.



DEPOSITS

Total deposits increased $13,878,000 or 1.6 percent to $883,406,000 at September 30, 1999, compared to one year earlier. Certificates of deposit declined while all other types of deposits grew. Certificates of deposit decreased $20,692,000 or 5.0 percent to $390,775,000 over the past twelve months while lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $16,708,000 or 4.9 percent to $360,300,000. Noninterest bearing demand deposits increased $17,862,000 or 15.6 percent to $132,331,000.

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

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 33.4 percent. This means that the Company's assets re-price more slowly than its deposits. In a declining interest rate environment, the cost of the Company's deposits and other liabilities may be expected to fall faster than the interest received on its earning assets, thus increasing the net interest spread. If interest rates generally increase, the negative gap means that the interest received on earning assets may be expected to increase more slowly than the interest paid on the Company's liabilities, therefore decreasing the net interest spread.

The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 15 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 5.9 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company does not presently use interest rate protection products in the management of interest rate risk.


LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for business expansion.

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 1999, the Company had federal funds lines of credit available and unused of $53,000,000 and had $40,636,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. In addition, at September 30, 1999 access to borrowings up to $125,000,000 from the Federal Home Loan Bank ( FHLB") was available utilizing the residential mortgage loan portfolio as collateral. Of this amount, $15,000,000 has been drawn upon and was outstanding at September 30, 1999.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $39,954,000 at September 30, 1999 as compared to $31,113,000 at September 30, 1998. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 1999, the cash flow from operations of $10,834,000 was $1,408,000 lower than during the same period of 1998. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


THE YEAR 2000 ISSUE

The Company has been evaluating its information technology (IT) systems, and currently does not believe that it has an exposure to the Year 2000 issue that will have a material adverse impact or cost. The Company's evaluation and assessment has included the identification of all significant IT systems utilized by the Company in its businesses. These systems have been reviewed, and where appropriate, vendors and other third parties contacted for information regarding the status of their plans and progress towards addressing the Year 2000 problem. To date, based upon the information obtained, management has concluded that all significant vendors and other counter-parties, who could have a material adverse effect on the Company if the Year 2000 issue was not properly addressed, have completed modifications to their systems. The Company's significant in-house technology systems have already been determined by testing to be Year 2000 ready and all other systems have been scheduled for testing.

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

The Company has developed a contingency plan for continued operations in the event temporary disruptions are experienced affecting critical systems. Testing of the plan and further refinements are expected to be completed before year-end. Management also intends to monitor progress of significant vendors and others for circumstances that would change or affect this contingency plan.


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

     No reports on Form 8-K were filed for the three month period ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     SEACOAST BANKING CORPORATION OF FLORIDA





November 12, 1999      /s/ Dennis S. Hudson, III
                       DENNIS S. HUDSON, III
                       President &
                       Chief Executive Officer


November 12, 1999      /s/ William R. Hahl
                       WILLIAM R. HAHL
                       Executive Vice President &
                       Chief Financial Officer