Form 10-K
period 1999-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2000-03-30
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

     [X] Annual Report pursuant to section 13 or 15(d) of the
                  Securities Exchange Act of 1934

             For the fiscal year ended          Commission  File
             -------------------------          ----------------
                December 31, 1999                   No.0-13660

                     SEACOAST BANKING CORPORATION OF FLORIDA
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                      59-2260678
                   -------                      ----------
      (State or other jurisdiction of        (IRS employer
       incorporation or organization)      identification number)

           815 Colorado Avenue, Stuart, FL            34994
      ------------------------------------          -------
      (Address of principal executive offices)      (Zip code)

              (561) 287-4000
          ----------------------
      (Registrant's telephone number,
      including area code)

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

      YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non- affiliates of the registrant as of February 11, 2000:

Class A Common Stock, $.10 par value - $97,560,586 based upon the closing sale price on February 11, 2000, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

Class B Common Stock, $.10 par value - $1,649,442 based upon the closing sale price on February 11, 2000, of the Class A Common Stock, $.10 par value, into which each share of Class B Common Stock, $.10 par value, is immediately convertible on a one-for-one basis, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 11, 2000:

      Class A Common Stock, $.10 Par Value - 4,474,668 shares

      Class  B  Common  Stock,   $.10  Par  Value  -  360,588  shares

Documents Incorporated by Reference:

1. Portions of the registrant's 2000 Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 ("2000 Proxy Statement") are incorporated by reference into Part III, Items 10 through 13.

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

These forward looking statements involve risks and uncertainties and actual results may differ significantly due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice.

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

     Most of the banking  offices  have one or more  Automated  Teller  Machines
     (ATMs) which provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the "Star System", the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 115,000 locations throughout the United States.

     Customers can also use the Bank's "MoneyPhone" system to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

     In addition, customers may access information via the Bank's Telephone Banking Center ("TBC"). From 7 A.M. to 7 P.M., Monday through Friday, servicing personnel in the TBC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers. The Company also offers PC banking for personal computers.

     Seacoast has three indirect subsidiaries. FNB Brokerage Services, Inc. ("FNB Brokerage") provides brokerage and annuity services. South Branch Building, Inc. is a general partner in a partnership which constructed a branch facility. Big O RV Resort, Inc. was formed to own and operate certain properties acquired through foreclosure, but is currently inactive. The operations of these subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

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

     As of December 31, 1999, Seacoast and its subsidiaries employed 347 full-time equivalent employees.

Expansion of Business
---------------------
     Seacoast has expanded its products and services to meet the changing needs of the various segments of its market and it expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically primarily through the addition of branches, including the acquisition of a thrift branch in St. Lucie County.

     Seacoast has from time to time has acquired banks, bank branches and deposits, and has opened new branches and facilities.

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

     Seacoast regularly evaluates possible acquisitions and other expansion opportunities.

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

     In November 1999, Congress enacted the Gramm-Leach-Bliley Act("GLB") which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are well-capitalized and well-managed and meet certain other conditions can elect to become "financial holding companies". As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, board insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company does not currently intend to become a financial holding company in order to exercise the boarder activity powers provided by GLB, it may elect to do so in the future.

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

     The BHC Act, effective September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state,regardless of state law to the contrary, in either case subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Florida has an Interstate Branching Act (the "Florida Branching Act"), which permits interstate branching. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

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

     Under present Florida law, the Bank may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital and the receipt of OCC approval.

     The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries. These changes also modernize and streamline corporate governance, investment and fiduciary powers.

     The Federal Financial Institutions Examination Council's ("FFIEC") and the OCC utilize the "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system to assess the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under prior UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

     GLB requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. GLB also permits banks to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies. See the discussion regarding GLB in "Bank Holding Company Regulation" above.

     FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission ("SEC"). As a member of the National Association of Securities Dealers, Inc., it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc., a NASD subsidiary. FNB Brokerage is a separate and distinct entity from the Bank, and must maintain adequate capital under the SEC's net capital rule, Rule 15c3-1 under the Exchange Act. The net capital rule limits FNB Brokerage's ability to reduce capital by payment of dividends or other distributions to the Bank. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and investment advisor pursuant to Chapter 517 of the Florida Statutes.


Community Reinvestment Act
--------------------------
     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by GLB. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company or to become a "financial holding company", the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming a financial holding company.

     The recently enacted GLB makes various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

     The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In 1994, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payment of Dividends
--------------------
     The Company is a legal entity separate and distinct from its banking and other subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debts in excess of such bank's allowance for possible loan losses.

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

Capital
-------
     The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance- sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, and depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) significantly undercapitalized if it has a total capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1999, the consolidated capital ratios of the Company and the Bank were as follows:

                              Regulatory
                                Minimum          Company         Bank

        Tier 1 capital ratio    4.0%             11.3%           10.8%
        Total capital ratio     8.0%             12.2%           11.8%
        Leverage ratio          3.0-5.0%          7.3%            7.0%


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

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for real estate lending, "truth in savings"
     provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank is well capitalized, and brokered deposits are not restricted.

Enforcement Policies and Actions
--------------------------------
     The  Federal  Reserve  and  the  OCC  monitor   compliance  with  laws  and
     regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

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

FDIC Insurance Assessments
--------------------------
     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank holds deposits acquired in 1991 from the RTC. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, "well capitalized," "adequately capitalized" or "undercapitalized," and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 1999, and 1998, the Bank paid no deposit premiums, except for the Financing Corporation ("FICO") assessments of $146,000 and $135,000, respectively.

     The FDIC's Board of Directors has continued the 1999 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2000. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. As of January 1, 2000, the FICO assessment rate is equivalent for BIF and SAIF - assessable deposits. The FICO assessments are set quarterly and ranged from 1.22 and 6.10 basis points for BIF and SAIF, respectively, in the first quarter of 1999, to 1.184 and 5.92 basis points in the last quarter of 1999. The assessment rate is 2.12 basis points for BIF and SAIF, in the first quarter of 2000.

Legislative and Regulatory Changes
----------------------------------
     The newly enacted GLB requires banks and their affiliated companies to adopt and disclose policies regarding the sharing of personal information they obtain from their customers with third parties. The GLB also permits banks to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies. See the discussion regarding GLB in "Bank Holding Company Regulation" above.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration is the possible combination of the BIF and SAIF. The FDIC is considering possibly adding risk measures in determining deposit insurance assessments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. In a case presented to the United States Supreme Court in 1996, the Court permitted bank affiliates to conduct insurance agency activities in the State of Florida.

New Accounting Pronoucements
----------------------------
     The FASB has issued Statement of Financial Accounting Standard Number 133, Accounting for Derivative Instruments and for Hedging Activities (SFAS
     133).  The  Company is  required  to adopt this  statement  in the  future.
     Management does not believe the adoption of SFAS 133 will have a significant impact on the Company's financial statements or related disclosures.

The Year 2000 Issue
-------------------
     The Company had recognized the scope and potential problems that required a comprehensive Year 2000 compliance program. The Company had adopted a plan of action and over a period of three years implemented the plan to assure minimal disruptions to its various activities and operations that could be experienced as a result of the century date rollover. Due to this high level of preparedness, the Company experienced no disruptions at December 31, 1999.

     There remains six dates which have been identified as potentially causing system problems. The Company tested the dates during the testing phase of its Year 2000 plan and anticipates no problems relating to the dates.

     The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates that have been sorted as two digits rather than four (e.g., "99" for 1999). On January 1, 2000, any clock or date recording the year may have recognized a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or perform similar tasks.

     The Company budgeted expenses of approximately $750,000 to modify its information system to accurately process information for the year 2000 and beyond. A significant portion of the cost constituted a reallocation of existing internal systems technology resources and, accordingly, was funded from normal operations. No significant future costs for this project are anticipated.


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


     As of  December  31,  1999,  the  net  carrying  value  of  branch  offices
     (excluding the main office) was approximately $8.8 million. Seacoast's branch offices are described as follows:

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

     Rivergate originally opened October 28, 1985 and occupied 1,700 square feet of leased space in the Rivergate Shopping Center,Port St. Lucie, Florida. The Bank moved to larger facilities in the shopping center in April of 1999 under a long term lease agreement. Furniture and bank equipment located in the prior facilities were moved to the new facility which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.

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

     Vero Beach, purchased from the RTC in February 1993, is a 3,300 square foot bank building located in Vero beach on U.S. Highway One and represents the Bank's initial presence in the Indian River County market. A leasehold interest in a long term land lease was acquired. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by the Bank.

     Beachland, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero Beach, Florida. An additional 1,050 square feet were leased during 1996. This facility has 2 drive-in teller lanes, a drive- up ATM, and furniture and equipment, all owned by the Bank.

     Sandhill  Cove,  opened in  September  1993,  is in an  upscale  life- care retirement community. The 135 square foot office is located within the community facilities which are located on a 36-acre development in Palm City, Florida. This community contains approximately 168 private residences.

     St. Lucie West, opened in November 1994, was in a 3,600 square foot building located at 1320 S.W. St. Lucie Blvd, Port St. Lucie. As a result of the PSHC merger, this facility was closed in June 1997 and the property was sold in September 1997. On June 1, 1997, the Bank moved its St. Lucie West operations to the Renar Centre (previously occupied by PSHC). The Bank leases 4,320 square feet on the first floor of this facility and 2,468 square feet on the second floor. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment.

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

     U.S. 1 and Port St. Lucie Boulevard office opened as a Bank location on June 1, 1997, upon the merger with PSHC. At the date of the merger, the leased space consisted of 5,188 square feet on the first floor and 1,200 square feet on the second floor. In October 1997, 1,800 square feet of the leased space on the first floor and 1,200 square feet of leased space on the second floor were assigned to another tenant. The present space leased by the Bank totals 3,388 square feet. The facility has two drive-in lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. This facility will be closing in July 2000, coinciding with the opening of a new, more visible office on a leased outparcel in a new shopping center approximately a mile south of the closed location on U.S. 1. The new office will occupy 3,930 square feet, have four drive-up lanes, a drive-up ATM and furniture and equipment, all owned by the Bank.

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

  For additional information, refer to Notes F and I of the Notes to Consolidated Financial Statements in the 1999 Annual Report of Seacoast incorporated herein by reference pursuant to Item 8 of this document.

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


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

  None.


                                     Part II
                                     -------

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters
----------------------------

  The Class A Common Stock is traded in the over the counter market and quoted on the Nasdaq National Market ("Nasdaq Stock Market"). There is no established public trading market for the Class B Common Stock of Seacoast. As of February 11, 2000, there were approximately 1,046 record holders of the Class A Common Stock and 72 record holders of the Class B Common Stock.

  Seacoast Class A Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the symbol "SBCFA". The following table sets forth the high, low and last sale prices per share of Seacoast Class A Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Class A Stock for the indicated periods.

                                                      Annual Dividends
                             Sale Price Per             Declared Per
                           Share of Seacoast              Share of
                            Class A Stock           Seacoast Class A Stock
                            --------------------    ----------------------
                                High      Low

1999
First Quarter                  $28.25    $26.125          $0.24
Second Quarter                  34.50     26.375           0.24
Third Quarter                   32.50     28.75            0.24
Fourth Quarter                  30.375    27.50            0.26

1998
First Quarter                  $38.50    $34.00           $0.22
Second Quarter                  39.50     35.75            0.22
Third Quarter                   40.00     29.75            0.22
Fourth Quarter                  29.00     23.00            0.24

--------------------------------------------------------------------------------

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

  In 1997, cash dividends of $.82 per share of Class A Common Stock and $.74 per share of Class B Common Stock were paid. In 1998, cash dividends of $.90 per share of Class A Common Stock and $.818 per share of Class B Common Stock were paid. In 1999, cash dividends of $.98 per share of Class A Common Stock and $.89 of Class B Common Stock were paid.

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


Item 6.    Selected Financial Data
----------------------------------

  Selected financial data is incorporated herein by reference under the caption "Financial Highlights" on page 3 of the 1999 Annual Report. See Exhibit 13.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
------------------------------------------------------------

  Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Review - 1999 Management's Discussion and Analysis", on pages 16 through 28 of the 1999 Annual Report is incorporated herein by reference. See Exhibit 13.

Item 7A.  Market Risk
---------------------

  Market risk is inherent to all industries and all financial institutions' assets and liabilities are affected by market risks. The Company considers credit to be the most significant; however, interest rate risk is a close second. There are eight risks that must be considered in managing the Company. These risks are listed in order of the perceived level of risk imposed upon the Company. The Company does not conduct foreign exchange transactions which would expose the Company to foreign exchange risk or trading activities which would produce price risk. Therefore, these risks are not addressed in this assessment. The Company has identified certain critical risks to the Bank.

  Credit Risks
  ------------
  Credit risk is the risk to the Company's earnings or capital from the potential of an obligator or related group of obligators failing to fulfill its or their contractual commitments to the Bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit behind the Bank's investment portfolio, the credit of counterparties to interest rate contracts, and the credit of securities brokers holding the Bank's investment portfolio in street name.

  Interest Rate Risk
  ------------------
  Interest rate risk is the risk to earnings or market value of portfolio equity (capital) from the potential movement in interest rates. The Company uses model simulations to estimate and manage its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent, given a change in interest rates (up or down) of 200 basis points. Based on the Company's most recent ALCO model simulations, net interest income would decline 2.7 percent if interest rates would immediately rise 200 basis points. The

  Company is willing to accept a change in the estimated market value of portfolio equity of 5%, given a 200 basis point increase in interest rates. At December 31, 1999, the Company's most recent estimates indicate compliance with this objective. However, these calculations incorporate the use of many assumptions (which the Company believe to be reasonable) to estimate the fair values of its assets and liabilities. In addition, seasonal increases and decreases in the volume of the various financial instruments can and do effect these calculations. Therefore, the Company monitors these calculations on a quarterly basis and more frequently during periods of interest rate volatility.

  Liquidity Risk
  --------------
  Liquidity risk is the risk to earnings or capital from the Company's inability to meet its obligations when they come due without incurring unacceptable losses or costs such as when depositors withdraw their deposits and the Bank does not have the liquid assets to fund the withdrawals and to meet its loan funding obligations. The risk is particularly great with brokered deposits, of which the Company currently has none.

  Transaction Risk
  ----------------
  Transaction risk is the risk to earnings or capital arising from problems with service or product delivery. Transaction risk is the risk of failure in a bank's operating processes. It is a risk of failure in a bank's automation, its employee integrity, or its internal controls.

  Compliance Risk
  ---------------
  Compliance risk is the risk to earnings or capital from noncompliance with laws, rules and regulations.

  Strategic Risk
  --------------
  Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

  Reputation Risk
  ---------------
  Reputation risk is the risk to earnings or capital from negative public opinion.

  Most of these risk are interrelated and thus all must be considered by management regardless of the implied risk. Management reviews performance against these ranges on a quarterly basis.



Item 8.    Financial Statements and Supplementary Data
------------------------------------------------------

  The report of Arthur Andersen LLP, independent certified public accountants, and the consolidated financial statements are included on pages 33 through 47 of the 1999 Annual Report and are incorporated herein by reference. "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates" and "Quarterly Consolidated Income Statements" included on pages 29 through 31 of the 1999 Annual Report are incorporated herein by reference. See
  Exhibit 13.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure
-----------------------------------------------------------

  Not applicable.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  Information concerning the directors and executive officers of Seacoast is set forth under the headings "Proposal One - Election of Directors", "Information About the Board of Directors and its Committees" and "Executive Officers" on pages 3 through 8, as well as under the heading "Section 16(a) Reporting" on page 23, in the 2000 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

  Information set forth under the headings "Proposal One - Election of Directors
  - Compensation of Executive Officers", "Salary and Benefits Committee Report", "Summary Compensation Table", "Grants of Options/SARs in 1999", "Aggregated Options/SAR Exercises in 1999 and 1999 Year-End Option/SAR Values", "Profit Sharing Plan", "Performance Graph", and "Employment and Severance Agreements" on pages 9 through 15 of the 2000 Proxy Statement is incorporated herein by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

  Information  set  forth  under  the  headings,  "Proposal  One -  Election  of
  Directors  -  General"  on pages 3 through  7,  "Proposal  One -  Election  of
  Directors - Management Stock Ownership" on page 8, and "Principal Shareholders" on pages 16 and 17 in the 2000 Proxy Statement, relating to the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by the directors of Seacoast, all such directors and officers as a group and certain beneficial owners is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

  Information set forth under the heading  "Proposal One - Election of Directors
  - Salary and Benefits Committee Interlocks and Insider Participation" and "Certain Transactions and Business Relationships" on pages 15 and 16 of the 2000 Proxy Statement is incorporated herein by reference.

                                     Part IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

a)(1) List of all financial statements

  The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 1999 Annual Report are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

    Report of Independent  Certified  Public  Accountants
    Consolidated  Balance Sheets as of December 31, 1999 and 1998
    Consolidated  Statements  of Income for the years ended December 31, 1999,
      1998 and 1997
    Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows for the years ended December 31, 1999,
      1998 and 1997
    Notes to Consolidated Financial Statements

a)(2) List of Financial Statement Schedules

  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

a)(3) Listing of Exhibits

  The following Exhibits are filed as part of this report in Item 14 (c):

  Exhibit 3.1 Amended and Restated Articles of Incorporation
  ----------------------------------------------------------
     Incorporated herein by reference from registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997.

  Exhibit 3.2  Amended  and  Restated  By-laws of the  Corporation
  ----------------------------------------------------------------
     Incorporated herein by reference from Exhibit 3.2 of Registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997.

  Exhibit 4.1 Specimen Class A Common Stock Certificate
  -----------------------------------------------------
     Incorporated herein by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File No. 2- 88829.

  Exhibit 4.2 Specimen Class B Common Stock Certificate
  -----------------------------------------------------
     Incorporated   herein  by  reference  from  Exhibit  4.2  of   registrant's
     Registration Statement on Form S-1, File No. 2-88829.

  Exhibit 10.1 Profit Sharing Plan, as amended
  --------------------------------------------
     Incorporated herein by reference from registrants' Registration Statement on Form S-8, File No. 33-22846, dated July 18, 1988, and as amended, from
     Exhibit 10.1 of registrant's Annual Reports on Form 10-K, dated March 27, 1998.

  Exhibit 10.2 Employee Stock Purchase Plan
  -----------------------------------------
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-25627, dated November 18, 1988.

  Exhibit 10.3  Amendment #1 to the Employee  Stock  Purchase Plan
  ----------------------------------------------------------------
     Incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991.

  Exhibit 10.4 Executive  Employment  Agreement
  ---------------------------------------------
     Dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from registrant's Annual Reports on Form 10-K, dated March 29, 1991.

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

  Exhibit 10.8 1991 Stock Option & Stock  Appreciation  Rights Plan
  -----------------------------------------------------------------
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-61925, dated August 18, 1995.

  Exhibit 10.9 1996 Long Term Incentive Plan
  ------------------------------------------
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.

  Exhibit 10.10  Non-Employee  Director  Stock  Compensation  Plan
  ----------------------------------------------------------------
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999.

  Exhibit 13  1999 Annual Report
  ------------------------------
     The following portions of the 1999 Annual Report are incorporated herein by reference:

      Financial Highlights
      Financial Review - Management's Discussion and Analysis
      Selected Quarterly Information - Quarterly Consolidated Income Statements Selected Quarterly Information - Consolidated Quarterly, Average Balances,
         Yields & Rates
      Financial Statements
      Notes to Consolidated Financial Statements
      Financial Statements - Report of Independent Certified Public Accountants

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

b) Reports on Form 8-K
   No reports on Form 8-K were filed during the last quarter of 1999.

c) Exhibits
   The response to this portion of Item 14 is submitted as a separate section of this report.

d) Financial Statement Schedules
   None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 29th day of March, 2000.

SEACOAST BANKING CORPORATION OF FLORIDA
      (Registrant)


By:   /s/ Dennis S. Hudson, III
      -------------------------
      Dennis S. Hudson, III
      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                  Date
                                                  ----

/s/ Dale M. Hudson                             March 29, 2000
-------------------------                      --------------
Dale M. Hudson, Chairman of the Board
and Director

/s/ Dennis S. Hudson, III                      March 29, 2000
-------------------------                      --------------
Dennis S. Hudson, III, President,
Chief Executive Officer  and Director

/s/ William R. Hahl                            March 29, 2000
-------------------------                      --------------
William R. Hahl, Executive Vice President
and Chief Financial Officer

______________________________________
Jeffrey C. Bruner, Director


/s/ John H. Crane                              March 29, 2000
-------------------------                      --------------
John H. Crane, Director


______________________________________
Evans Crary, Jr., Director

______________________________________
 Christopher E. Fogal, Director

______________________________________
Jeffrey S. Furst, Director


/s/ Dennis S. Hudson, Jr.                      March 29, 2000
-------------------------                      --------------
Dennis S. Hudson, Jr., Director


/s/ John R. Santareiero, Jr.                   March 29, 2000
---------------------------                    --------------
John R. Santarsiero, Jr., Director


/s/ Thomas H. Thurlow, Jr.                     March 29, 2000
--------------------------                     --------------
Thomas H. Thurlow, Jr., Director