Form 10-Q
period 2000-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2000-05-12
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended            Commission file
        MARCH 31, 2000                            No.0-13660

                   SEACOAST BANKING CORPORATION OF FLORIDA
            (Exact name of registrant as specified in its charter)

             Florida                                      59-2260678
             -------                                      ----------
(State or other jurisdiction of                          (IRS employer
 incorporation or organization)                     identification number)


     815 Colorado Avenue, Stuart  FL                            34994
----------------------------------------                    ---------
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

      YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000:

           Class A Common Stock, $.10 Par Value - 4,449,555 shares
           -------------------------------------------------------

           Class B Common Stock, $.10 Par Value - 360,588 shares
           -----------------------------------------------------

                                      INDEX

                    SEACOAST BANKING CORPORATION OF FLORIDA



Part I FINANCIAL INFORMATION                                          PAGE #

Item 1      Financial Statements (Unaudited)

            Condensed consolidated balance sheets -
            March 31, 2000, December 31, 1999 and
            March 31, 1999                                               3 - 4

            Condensed consolidated statements of income -
            Three months ended March 31, 2000 and 1999                   5 - 6

            Condensed consolidated statements of cash flows -
            Three months ended March 31, 2000 and 1999                   7 - 9

            Notes to condensed consolidated financial
            statements                                                    10

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11 - 19


Part II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                21

Article 9 - Financial Data Schedule                                    22 - 23

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                              March 31,  December 31,  March 31,
(Dollars in thousands)                          2000          1999       1999
------------------------------------------------------------------------------
ASSETS

    Cash and due from banks               $   40,381    $   39,992 $   36,442
    Federal funds sold                        20,000        19,950      1,000

    Securities:
      Held for sale (at market)              192,501       196,215    254,823
      Held for investment (market values:
          $20,762 at March 31, 2000,
          $17,464 at December 31, 1999
          & $21,311 at March 31, 1999)        20,597        17,439     20,756
                                          ------------------------------------
          TOTAL SECURITIES                   213,098       213,654    275,579

    Loans available for sale                     959           938      4,996
    Loans                                    809,105       778,164    724,599
    Less:  Allowance for loan losses          (7,004)       (6,870)    (6,576)
                                          ------------------------------------
          NET LOANS                          802,101       771,294    718,023

    Bank premises and equipment, net          16,773        16,557     17,478
    Other assets                              16,686        18,647     15,930
                                          ------------------------------------
                                          $1,109,998    $1,081,032 $1,069,448
                                          ===================================
LIABILITIES

    Deposits                              $  949,382    $  905,960 $  939,405
    Federal funds purchased and
      securities sold under agreements
      to repurchase, maturing within
      30 days                                 27,414        24,970     24,970
    Other Borrowings                          49,970        24,970     24,970
    Other liabilities                          4,810         6,027      5,827
                                          ------------------------------------
                                           1,031,576     1,003,921    993,649

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                           March 31,     December 31,  March 31,
(Dollars in thousands)                        2000             1999       1999
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

  Preferred stock                                0                0          0
  Class A common stock                         482              482        481
  Class B common stock                          36               36         37
  Additional paid-in capital                27,743           27,785     27,370
  Retained earnings                         68,034           66,174     61,305
  Less: Treasury stock                     (12,089)         (11,640)   (12,372)
                                      -----------------------------------------
                                            84,206           82,837     76,821
Securities valuation allowance              (5,784)          (5,726)    (1,022)
                                      -----------------------------------------
      TOTAL SHAREHOLDERS'                   78,422           77,111     75,799
                                      -----------------------------------------
                                        $1,109,998       $1,081,032 $1,069,448
                                      =========================================

----------
Note:  The  balance  sheet at  December  31,  1999 has been  derived  from the
audited   financial   statements   at  that  date.   See  notes  to  condensed
consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries
                                                          Three Months Ended
                                                                March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                 2000      1999
-----------------------------------------------------------------------------
Interest and dividends on securities                       $ 3,396   $ 3,898
Interest and fees on loans                                  15,498    13,867
Interest on federal funds sold                                 159       258
                                                         --------------------
    TOTAL INTEREST INCOME                                   19,053    18,023

Interest on deposits                                         2,167     1,857
Interest on time certificates                                5,203     4,889
Interest on borrowed money                                     954       627
                                                         --------------------
    TOTAL INTEREST EXPENSE                                   8,324     7,373
                                                         --------------------
    NET INTEREST INCOME                                     10,729    10,650
Provision for loan losses                                      150       360
                                                         --------------------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                           10,579    10,290

Noninterest income
  Securities gains                                               1       227
  Other income                                               3,443     3,127
                                                         --------------------
    TOTAL NONINTEREST INCOME                                 3,444     3,354
    TOTAL NONINTEREST EXPENSES                               9,006     9,225
                                                         --------------------
    INCOME BEFORE INCOME TAXES                               5,017     4,419
Provision for income taxes                                   1,910     1,708
                                                         --------------------
    NET INCOME                                             $ 3,107   $ 2,711
                                                         ====================

CONDENSED CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)            2000             1999
-------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
     Net income diluted                                $ 0.64           $ 0.55
     Net income basic                                    0.64             0.55

     Cash Dividends Declared:
       Class A                                           0.26             0.24
       Class B                                          0.236            0.218

Average shares outstanding - Diluted                4,870,539        4,953,603

Average shares outstanding - Basic                  4,832,118        4,891,188

----------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                            Three Months Ended
                                                                 March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                          2000      1999
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                         $ 18,753  $ 18,056
  Fees and commissions received                                3,436     3,228
  Interest paid                                               (8,146)   (7,437)
  Cash paid to suppliers and employees                        (9,822)   (9,512)
                                                           --------------------
Net cash provided by operating activities                      4,221     4,335

Cash flows from investing activities
  Proceeds from maturity of securities held for sale           3,776    30,642
  Proceeds from maturity of securities held for investment     1,839     1,481
  Proceeds from sale of securities held for sale                 120    31,263
  Purchase of securities held for sale                          (423)  (78,409)
  Purchase of securities held for investment                  (5,000)        0
  Proceeds from sale of loans                                  7,119         0
  Net new loans and principal repayments                     (38,032)  (24,289)
  Proceeds from the sale of other real estate owned              220        19
  Additions to bank premises and equipment                      (710)     (223)
  Net change in other assets                                     150        66
                                                           --------------------
Net cash used in investing activities                        (30,941)  (39,450)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                           Three Months Ended
                                                                  March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                          2000      1999
-------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits                                    43,449    34,209
  Net decrease in federal funds purchased and
    repurchase agreements                                    (39,550)  (54,311)
  Net increase in other borrowings                            25,000         0
  Exercise of stock options                                       86       182
  Treasury stock acquired                                       (577)   (3,816)
  Dividends paid                                              (1,249)   (1,145)
                                                           --------------------
Net cash used in financing activities                         27,159   (24,881)
                                                           --------------------
Net increase (decrease) in cash and cash equivalents             439   (59,996)
Cash and cash equivalents at beginning of period              59,942    97,438
                                                           --------------------
Cash and cash equivalents at end of period                  $ 60,381  $ 37,442
                                                           ====================

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                            Three Months Ended
                                                                 March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                          2000      1999
-------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities

Net Income                                                   $ 3,107   $ 2,711
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                  653       771
  Provision for loan losses                                      150       360
  Securities gains                                                (1)     (227)
  Gain on sale of loans                                           65         0
  Loss on sale and writedown of foreclosed assets                 23        29
  Loss on disposition of fixed assets                             11         7
  Change in interest receivable                                 (244)       31
  Change in interest payable                                     178       (64)
  Change in prepaid expenses                                     (80)     (314)
  Change in accrued taxes                                      2,037     1,804
  Change in other liabilities                                 (1,548)     (773)
                                                           --------------------
Total adjustments                                              1,114     1,624
                                                           --------------------
Net cash provided by operating activities                    $ 4,221   $ 4,335
                                                           ====================

-------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:

  Transfers from loans to other real estate owned            $     0   $   162
  Market value adjustment to securities                         (304)     (855)
  Transfers from loans to securities available for sale            0    14,960

----------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepte in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

--------------------------------------------------------------------------------

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 2000 and 1999, comprehensive income was as follows:



                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
(Dollars in thousands)                            2000               1999
---------------------------------------------------------------------------
      Net Income                                $3,107             $2,711
      Unrealized losses on securities              (58)              (575)
                                                ------             ------
      Comprehensive Income                      $3,049             $2,136

--------------------------------------------------------------------------------

NOTE C - OTHER BORROWINGS

On July 31, 1998, the Company acquired $24,970,000 in other borrowings, $15,000,000 from the Federal Home Loan Bank (FHLB) payable on November 12, 2009, with interest payable quarterly at 6.10%, and $9,970,000 from Donaldson, Lufkin & Jenrette (DLJ), payable on July 31, 2003, with interest payable quarterly at 5.40%. Each debt is subject to early termination in accordance with the terms of the agreement as follows: FHLB on November 12, 2004 and DLJ on July 31, 2000. On March 9, 2000, an additional borrowing from the FHLB for $25,000,000 was acquired, with a fixed term payable on March 9, 2002, and interest payable monthly at 6.99%.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2000

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the first quarter of 2000 totaled $3,107,000 or $0.64 per share diluted, higher than the $3,041,000 or $0.62 per share diluted recorded in the fourth quarter of 1999 and higher than the $2,711,000 or $0.55 per share diluted reported in the first quarter of 1999. In large part, the better performance is due to initiatives taken over the past year to better align cost structures for higher performance and to improve noninterest revenue. These efforts are reflected in the favorable earnings improvement reported for the first quarter of 2000.

Return on average assets was 1.15 percent and return on average shareholders' equity was 14.75 percent for the first quarter of 2000, compared to fourth quarter 1999's performance of 1.13 percent and 14.56 percent, respectively, and the prior year's first quarter results of 1.04 percent and 13.92 percent, respectively. The increase in return on equity reflects improved earnings and, to a lesser extent, the impact of the Company's share repurchase program (See "Capital Resources").

NET INTEREST INCOME

Net interest income (fully taxable equivalent) for 2000 totaled $10,805,000, $109,000 or 1.0 percent greater than for the fourth quarter of 1999 and $58,000 or 0.5 percent higher than for the first quarter of 1999.

Net interest margin on a tax equivalent basis was stable for the first quarter of 2000 compared to the fourth quarter of 1999. On a tax equivalent basis the margin increased one basis point to 4.24 percent during the first quarter of 2000 from 4.23 percent in the fourth quarter of 1999. The cost of interest-bearing liabilities increased 20 basis points to 3.96 percent from fourth quarter, with rates for NOW, savings deposits, certificates of deposit, short term borrowings (entirely composed of repurchase agreements and federal funds purchased), and other borrowings increasing 14, 40, 25 21 and 41 basis points, respectively. Rates for savings accounts increased primarily as a result of the Company successfully marketing two relatively new savings products called Grand Savings and Grand Savings Plus that earn a higher rate. The increase in rate for other borrowings was due to the Company extending an existing $15 million borrowing from the Federal Home Loan Bank (FHLB) to a term of 10 years at a slightly higher rate and the Company borrowing an additional $25 million from the FHLB in early March 2000 for a term of two years at 6.99 percent. Impacting the margin as well, the yield on earning assets increased 12 basis points to 7.50 percent during the first quarter of 2000, compared to the fourth quarter. Increases in the yield on loans of 11 basis points to 7.89 percent, the yield on securities of 6 basis points to 6.18 percent, and the yield on federal funds sold of 37 basis points to 5.71 percent was further enhanced by a changing earning assets mix (with a $21.5 million growth in average loans during the first quarter).

For the first quarter a year ago, the net interest margin was 4.38 percent. The yield on average earning assets was 7.38 percent and rate on interest-bearing liabilities was 3.56 percent.

Average earning assets for the first quarter of 2000 are $29,875,000 or 3.0 percent higher when compared to the prior year's first quarter. While average loan balances grew $82,231,000 or 11.6 percent to $791,580,000, average investment securities decreased $41,468,000 or 15.7 percent to $223,002,000, and average federal funds sold declined $10,888,000 or 49.3 percent to $11,196,000.

The mix of earning assets and interest bearing liabilities impacts the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 77.2 percent in the first quarter of 2000, compared to 71.2 percent a year ago. Average certificates of deposit (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 46.4 percent, compared to 47.3 percent in the first quarter of 1999. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and borrowings from the FHLB and Donaldson, Lufkin and Jenrette) totaled 8.4 percent of interest bearing liabilities in the first quarter, versus 6.8 percent a year ago. While lower cost interest bearing core deposits (NOW, savings and money market deposits) decreased $3,844,000 or 1.0 percent to $381,954,000, growth in average noninterest-bearing demand deposits favorably affected the Company's deposit mix, increasing $18,519,000 or 14.3 percent to $148,341,000.

PROVISION FOR LOAN LOSSES

A provision of $150,000 recorded in the first quarter of this year supported the
11.6 percent increase in loans and was $210,000 lower than provisioning in the first quarter of 1999, but equal to provisioning in the fourth quarter of 1999. Net charge-offs for the first quarter decreased from $127,000 last year to $17,000 in 2000. Net charge-offs annualized as a percent of average loans totaled 0.01 percent for the first quarter of 2000, compared to 0.07 percent for the same quarter in 1999 and 0.02 percent for the total year in 1999. These ratios are much better than the banking industry as a whole.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency
(OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise.


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,443,000 for the first quarter of 2000, $316,000 or 10.1 percent higher than for the same period last year.

The largest increase in noninterest income occurred in brokerage commissions and fees combined with trust investment management services, an increase of $277,000 or 21.4 percent to $1,571,000. The increase is a direct result of personalized service to a growing customer base brought about by the Company's expansion and market penetration. The Company intends to continue to promote its brokerage and trust services to both existing and new customers, as expectations are that these financial products will remain in demand. Service charges on deposits and other service charges and fees on an aggregate basis decreased $29,000 or 1.8 percent to $1,560,000. Other income increased $68,000 to $312,000, largely due to $58,000 in gains on the sale of loans totaling $6.2 million recorded in the Company's banking subsidiary's newly formed division known as Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Entry into the Fort Lauderdale market began in early February with an experienced, seasoned team of marine lending professionals. Seacoast Marine Finance's marketing emphasis is to the southeast for transactions of $200,000 and greater, with the majority of business volumes generated sold to larger regional financial institutions.

Higher rates for fixed rate residential 15- and 30-year loan products during late 1999 and in 2000 have resulted in lower activity. In the first quarter of 1999 the Company securitized these loans as agency securities and sold $19.7 million, compared to $0.9 million in cash sales in the first quarter of 2000. These sales generated additional income of $148,000, which is included in the investment securities gains of $227,000 recorded in the first quarter of 1999, and additional income of $7,000, which is included in other income for the first quarter of 2000.

NONINTEREST EXPENSES

When compared to 1999, noninterest expenses for the first quarter decreased by $219,000 or 2.4 percent to $9,006,000. The Company's overhead ratio has decreased, from 69.6 percent in the first quarter of 1998 to 66.5 percent a year ago to 63.2 percent in the first quarter of 2000. This is reflective of initiatives to reduce overhead costs, particularly staffing, and streamlined operational and procedural changes implemented throughout 1999.

Salaries and wages decreased $107,000 or 3.1 percent to $3,370,000. Employee benefits declined $106,000 or 10.9 percent to $868,000 from the first quarter of 1999. All of the decrease in benefit costs is related to lower incentive accruals for 2000.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $57,000 or 4.4 percent to $1,353,000, versus first quarter results last year. A contractual increase in lease payments for premises of $52,000 was the primary cause.

Costs associated with foreclosed and repossessed asset management and disposition totaled only $49,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") in the first quarter 2000. Legal and professional costs decreased $80,000 or 21.2 percent to $297,000 when compared to March 31, 1999. Most of this decrease was related to expense in 1999 for hiring an outside consulting service to partner with the Company in assessing a number of internal processes for overhead improvement and revenue enhancement.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased by $6,000 to $445,000 when compared to a year ago.

Outsourced data processing costs totaled $1,012,000 for the first quarter of 2000, an increase of $46,000 from a year ago. The Company's utilizes a third party for its core data processing system. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

INCOME TAXES

Income taxes as a percentage of income before taxes were 38.1 percent for the first quarter of this year, compared to 38.7 percent in 1999. The rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible tax credits, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $10 million.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first quarter of 2000 was 7.82 percent, compared to 7.50 percent during the first quarter of 1999. The Company has an approved share repurchase plan which allows for up to 300,000 shares to be repurchased over the next several years.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At March 31, 2000, the Company's ratio was 12.13 percent.

LOAN PORTFOLIO

The Company's loan activity is principally with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $809,105,000 at March 31, 2000, $84,506,000 or 11.7 percent more than at
March 31, 1999, and $30,941,000 or 4.0 percent more than at December 31, 1999.

At March 31, 2000, the Company's mortgage loan balances secured by residential properties amounted to $456,204,000 or 56.4 percent of total loans (versus 54.7 percent a year ago). The next largest concentration was loans secured by commercial real estate totaling $183,952,000 or 22.7 percent (versus 25.8 percent a year ago). The Company was also a creditor for consumer loans to individual customers totaling $80,918,000, most secured with collateral and including marine loans totaling approximately $2.0 million generated by the Company's subsidiary bank's newly created lending division, Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Commercial loans of $35,919,000, home equity lines of credit of $13,630,000, and construction loans of $38,239,000 were outstanding as well at March 31, 2000.

During the first quarter of 2000, $0.9 million in fixed rate residential mortgage loans and $6.2 million in marine loans (generated by Seacoast Marine Finance) were sold. Over the past twelve months, $20 million in such loans were sold.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At March 31, 2000, approximately $176 million or 39 percent of the Company's residential mortgage loan balances were adjustable.

Of the approximate $28 million of new residential loans originated in 2000, $23 million were adjustable and $5 were fixed rate. Loans secured by residential properties having fixed rates totaled approximately $280 million at March 31, 2000, of which 15- and 30-year mortgages totaled approximately $123 million and $109 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The majority of all loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Company's historical charge-off rates for residential real estate loans have been minimal, with $6,000 in net recoveries for the first quarter of 2000 compared to $104,000 in net charge-offs for all of 1999. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $116 million and $68 million, respectively, at March 31, 2000, compared to $120 million and $67 million, respectively, a year ago. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio and by making commercial real estate loans primarily on owner occupied properties.

At March 31, 2000, the Company had commitments to make loans (excluding unused home equity lines of credit) of $73,513,000, compared to $68,512,000 at March 31, 1999.


ALLOWANCE FOR LOAN LOSSES

Net recoveries on residential real estate loans and commercial estate loans totaled $6,000 and $27,000, respectively, for the first three months of 2000, compared to net losses of $42,000 and $18,000, respectively, in 1999. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net charge-offs for consumer loans of $104,000 compared to net charge-offs of $115,000 a year ago. Net recoveries for commercial loans and credit card loans of $26,000 and $28,000, respectively, in the first quarter of 2000 compared to recoveries of $21,000 and $27,000, respectively, in 1999. As a result of the sale of the credit card portfolio in 1998, the Company eliminated its exposure to future credit card losses and continues to recover amounts on losses recorded prior to the sale.

The ratio of the allowance for loan losses to net loans outstanding was 0.87 percent at March 31, 2000. This ratio was 0.91 percent at March 31, 1999 and
0.88 percent at December 31, 1999. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 191.4 percent at March 31, 2000, compared to 292.4 percent at the same date in 1999.

NONPERFORMING ASSETS

At March 31, 2000, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.46 percent, compared to
0.35 percent one year earlier.

At March 31, 2000, there were no accruing loans past due 90 days or more and OREO of $96,000 was outstanding. In 1999 on the same date, loans totaling $83,000 were past due 90 days or more and OREO balances of $402,000 were outstanding.

Nonaccrual loans totaled $3,659,000 at March 31, 2000, compared to a balance of $2,166,000 at March 31, 1999. Most of the increase is due to a single residential real estate credit totaling $897,000 with a loan to value of less than 50 percent. All of the nonaccrual loans outstanding at March 31, 2000 were performing with respect to payments, with the exception of 23 loans aggregating to $2,535,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 2000, 91 percent is secured with real estate, 1 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At March 31, 2000, the Company had $201,812,000 or
90.8 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $22,597,000, representing 10.2 percent of total securities.

The Company's securities portfolio has declined $54,735,000 or 19.7 percent from March 31, 1999. The funds were utilized to fund loan growth.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly which can be reinvested. At March 31, 2000, the duration of the portfolio was 3.2 years, compared to 2.5 years a year ago.

Unrealized net securities losses of $9,146,000 at March 31, 2000, compared to net losses of $1,011,000 at March 31, 1999. The Fed increased rates 75 basis points in 1999 and 50 basis points in 2000. As a result, a shifting U.S. Treasury curve over the past twelve months resulted in increased unrealized depreciation. Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council ("FFIEC") definition of a high risk investment.


DEPOSITS / BORROWINGS

Total deposits increased $9,977,000 or 1.1 percent to $949,382,000 at March 31, 2000, compared to one year earlier. While certificates of deposits decreased $13,855,000 or 3.4 percent to $397,637,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $10,168,000 or 2.6 percent to $395,109,000. Noninterest bearing demand deposits increased $13,664,000 or 9.6 percent to $156,636,000.

Repurchase   agreement  balances   increased   $3,967,000  or  16.9  percent  to
$27,414,000 at March 31, 2000. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. Other borrowings increased $25,000,000 to $49,970,000, reflecting funding obtained through the FHLB for a term of two years at 6.99 percent in mid-March 2000.

INTEREST RATE SENSITIVITY

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

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 28.8 percent.

The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 3.3 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company does not presently use interest rate protection products in managing its interest rate sensitivity.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2000, the Company had available lines of credit of $138,000,000. The Company also had $109,142,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At March 31, 1999, the amount of securities available and not pledged was $86,622,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $60,381,000 at March 31, 2000 as compared to $37,442,000 at March 31, 1999. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio. As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 2000, the cash flow from operations of $4,221,000 was $114,000 lower than during the same period of 1999.


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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis" and elsewhere in this Quarterly Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effect of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and computer and the Internet; the effect of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

Part II     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed for the three-month period ended March 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SEACOAST BANKING CORPORATION OF FLORIDA



May 12, 2000                             /s/ Dennis S. Hudson, III
------------                             -------------------------
                                         DENNIS S. HUDSON, III
                                         President & Chief Executive Officer

May 12, 2000                             /s/ William R. Hahl
------------                             -------------------
                                         WILLIAM R. HAHL
                                         Executive Vice President &
                                         Chief Financial Officer