Form 10-Q
period 2000-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2000-08-11
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] Quarterly report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934

      For the quarterly period ended                  Commission file
            JUNE 30, 2000                               No. 0-13660

                          SEACOAST BANKING CORPORATION OF FLORIDA
                   (Exact name of registrant as specified in its charter)

             Florida                                         59-2260678
---------------------------------                       -----------------------
(State or other jurisdiction of                           (IRS employer
 incorporation or organization)                       identification number)

     815 Colorado Avenue, Stuart  FL                            34994
----------------------------------------                    ---------------
(Address of principal executive offices)                    (Zip code)

        (561) 287-4000
-------------------------------
(Registrant's telephone number,
   including area code)

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

      YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

             Class A Common Stock, $.10 Par Value - 4,401,228 shares
             -------------------------------------------------------

              Class B Common Stock, $.10 Par Value - 360,585 shares
              -----------------------------------------------------

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                          PAGE #

Item 1   Financial Statements (Unaudited)

            Condensed consolidated balance sheets -
            June 30, 2000, December 31, 1999 and
            June 30, 1999                                                  4

            Condensed consolidated statements of income -
            Three months and six months ended June 30,
            2000 and 1999                                                  5

            Condensed consolidated statements of cash flows -
            Six months ended June 30, 2000 and 1999                        6

            Notes to condensed consolidated financial
            statements                                                     7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8 - 14


Part II     OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders              15

Item 6   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                16

Article 9 - Financial Data Schedule                                       17

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                            June 30, December 31,    June 30,
(Dollars in thousands)                          2000         1999        1999
-----------------------------------------------------------------------------
ASSETS
    Cash and due from banks               $   30,988   $   39,992  $   25,602
    Federal funds sold                             0       19,950           0

    Securities:

        Held for Sale (at market)            188,806      196,215     229,054
        Held for Investment (market values:
          $27,661 at June 30, 2000,
          $17,464 at December 31, 1999
          & $19,918 at June 30, 1999)         27,815       17,439      19,670
                                          -----------------------------------
          TOTAL SECURITIES                   216,621      213,654     248,724


    Loans available for sale                   1,474          938           0

    Loans                                    827,437      778,164     747,038
    Less:  Allowance for loan losses          (7,103)      (6,870)     (6,658)
                                          -----------------------------------
          NET LOANS                          820,334      771,294     740,380

    Bank premises and equipment               17,455       16,557      17,144
    Other assets                              18,008       18,647      17,992
                                          -----------------------------------
                                          $1,104,880   $1,081,032  $1,049,842
                                          ===================================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES

    Deposits                              $  939,028   $  905,960  $  920,784
    Federal funds purchased and securities
     sold under agreements to repurchase,
     maturing within 30 days                  31,218       66,964      21,930
    Other borrowings                          49,970       24,970      24,970
    Other liabilities                          5,443        6,027       6,309
                                          -----------------------------------
                                           1,025,659    1,003,921     973,993

SHAREHOLDERS' EQUITY
  Preferred stock                                  0            0           0
  Class A common stock                           482          482         482
  Class B common stock                            36           36          36
  Additional paid-in capital                  27,809       27,785      27,664
  Retained earnings                           69,773       66,174      63,249
  Less: Treasury stock                       (13,379)     (11,640)    (12,230)
                                          -----------------------------------
                                              84,721       82,837      79,201
Securities valuation allowance                (5,500)      (5,726)     (3,352)
                                          -----------------------------------
      TOTAL SHAREHOLDERS'EQUITY               79,221       77,111      75,849
                                          -----------------------------------
                                          $1,104,880   $1,081,032  $1,049,842
                                          ===================================

----------
Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                          -----------------    -----------------
(Dollars in thousands, except per share
data)                                       2000       1999      2000       1999
-----------------------------------------------------------    -----------------
Interest and dividends on securities     $ 3,448    $ 3,915   $ 6,844    $ 7,813
Interest and fees on loans                16,284     14,493    31,782     28,360
Interest on federal funds sold               164         64       323        322
                                          -----------------    -----------------
    TOTAL INTEREST INCOME                 19,896     18,472    38,949     36,495

Interest on deposits                       2,411      1,894     4,578      3,751
Interest on time certificates              5,675      4,980    10,878      9,869
Interest on borrowed money                 1,169        599     2,123      1,226
                                          -----------------    -----------------
    TOTAL INTEREST EXPENSE                 9,255      7,473    17,579     14,846
                                          -----------------    -----------------
      NET INTEREST INCOME                 10,641     10,999    21,370     21,649
Provision for loan losses                    150          0       300        360
                                          -----------------    -----------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           10,491     10,999    21,070     21,289

Noninterest income
  Securities gains                             1         92         2        319
  Other income                             3,232      3,066     6,675      6,193
                                          -----------------    -----------------
    TOTAL NONINTEREST INCOME               3,233      3,158     6,677      6,512

    TOTAL NONINTEREST EXPENSES             8,741      9,239    17,747     18,464
                                          -----------------    -----------------
      INCOME BEFORE INCOME TAXES           4,983      4,918    10,000      9,337
Provision for income taxes                 1,920      1,826     3,830      3,534
                                          -----------------    -----------------
      NET INCOME                         $ 3,063    $ 3,092   $ 6,170    $ 5,803
                                          =================    =================

------------------------------------------------------------------------------

 PER SHARE COMMON STOCK:
      Net income basic                   $  0.64    $  0.64   $  1.28    $  1.20
      Net income diluted                    0.63       0.63      1.27       1.18

     CASH DIVIDENDS DECLARED:
       Class A                              0.26       0.24      0.52       0.48
       Class B                             0.236      0.218     0.472      0.436
--------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING
     Basic                             4,800,023  4,809,822 4,816,071  4,850,280
     Diluted                           4,832,070  4,886,147 4,851,305  4,919,688

----------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries
                                                                Six Months
                                                              Ended June 30,
                                                             ------------------
(Dollars in thousands)                                        2000      1999
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                          $38,383   $36,458
  Fees and commissions received                                6,543     6,401
  Interest paid                                              (17,322)  (14,950)
  Cash paid to suppliers and employees                       (17,327)  (16,790)
  Income taxes paid                                           (3,666)   (3,509)
                                                             --------  --------
Net cash provided by operating activities                      6,611     7,610

Cash flows from investing activities
  Proceeds from maturity of securities held for sale           8,161    61,726
  Proceeds from maturity of securities held for investment     2,768     2,557
  Proceeds from sale of securities held for sale                 125    49,137
  Purchase of securities held for sale                          (592) (105,475)
  Purchase of securities held for investment                 (13,147)        0
  Proceeds from sale of loans                                 19,144         0
  Net new loans and principal repayments                     (69,073)  (41,851)
  Proceeds from the sale of other real estate owned              565        59
  Additions to bank premises and equipment                    (1,865)     (385)
  Net change in other assets                                     291       526
                                                             -------   -------
Net cash used in investing activities                        (53,623)  (33,706)

Cash flows from financing activities
  Net increase in deposits                                    33,089    15,579
  Net decrease in federal funds purchased and
    repurchase agreements                                    (35,746)  (55,828)
  Net increase in other borrowings                            25,000         0
  Exercise of stock options                                      184       601
  Treasury stock acquired                                     (1,985)   (3,801)
  Dividends paid                                              (2,484)   (2,291)
                                                             -------   -------
Net cash provided by (used in) financing activities           18,058   (45,740)
                                                             -------   -------
Net decrease in cash and cash equivalents                    (28,954)  (71,836)
Cash and cash equivalents at beginning of year                59,942    97,438
                                                             -------   -------
Cash and cash equivalents at end of period                   $30,988   $25,602
                                                             =======   =======

Reconciliation of Net Income to Cash Provided by
  Operating Activities

Net Income                                                   $ 6,170   $ 5,803
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                1,273     1,513
  Provision for loan losses                                      300       360
  Gains on sale of securities                                     (2)     (319)
  Gains on sale of loans                                        (249)        0
  Losses on sale and writedown of foreclosed assets                1        58
  Losses on disposition of fixed assets                           15         9
  Change in interest receivable                                 (434)      (12)
  Change in interest payable                                     257      (104)
  Change in prepaid expenses                                     (20)     (283)
  Change in accrued taxes                                        337       177
  Change in other liabilities                                 (1,037)      408
                                                             -------   -------
Total adjustments                                                441     1,807
                                                             -------   -------
Net cash provided by operating activities                    $ 6,611   $ 7,610
                                                             =======   =======

-------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned            $   302   $   423
  Transfers from loans to securities available for sale            0    24,936
  Market value adjustment to securities                          150    (4,539)
----------
See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - COMPREHENSIVE INCOME
-----------------------------
Under FASB Statement of Financial Accounting Standard's No. 130, Reporting Comprehensive Income, the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 2000 and 1999, comprehensive income was as follows:

                                                    Three Months Ended June 30,
(Dollars in thousands)                                     2000            1999
                                                     --------------------------
Net income                                               $ 3,063        $ 3,092

Unrealized gains (losses)-securities                         284         (2,330)
                                                             ---         ------
Comprehensive income                                     $ 3,347        $   762
                                                         =======          =====


                                                      Six Months Ended June 30,
                                                          2000             1999
                                                     --------------------------
Net income                                               $ 6,170        $ 5,803

Unrealized gains(losses)-securities                          226         (2,905)
                                                             ---         ------
Comprehensive income                                     $ 6,396        $ 2,898
                                                         =======        =======


NOTE C - OTHER BORROWINGS
-------------------------
On July 31, 1998, the Company acquired $24,970,000 in other borrowings, $15,000,000 from the Federal Home Loan Bank (FHLB) payable on November 12, 2009, with interest payable quarterly at 6.10 percent, and $9,970,000 from Donaldson, Lufkin & Jenrette (DLJ), payable on July 31, 2003, with interest payable quarterly at 5.40 percent. Each debt is subject to early termination in accordance with terms of the agreement as follows: FHLB on November 12, 2004 and DLJ on July 31, 2000. On March 9, 2000, an additional borrowing from the FHLB for $25,000,000 was acquired, with a fixed term payable on March 9, 2002, and interest payable monthly at 6.99 percent.

NOTE D - ACCOUNTING PRONOUNCEMENT
---------------------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB101), "Revenue Recognition in Financial Statements." SAB101 does not change any of the accounting profession's existing rules on revenue recognition but explains how the SEC staff applies rules to transactions that existing rules do not specifically address. In June 2000, the SEC issued SAB101B to defer for six months the effective date of implementation of SAB101. The Company does not expect SAB101 to have a material effect on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2000
-------------------
The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY
----------------
Net income for the second quarter of 2000 totaled $3,063,000 or $0.63 per share diluted, compared to $3,107,000 or $0.64 per share diluted recorded in the first quarter of 2000 and $3,092,000 or $0.63 per share diluted reported in the second quarter of 1999. While rising interest rates have effected a reduction in net interest income, initiatives taken by the Company over the past year to better align cost structures for higher performance and to improve noninterest revenue have been offsetting.

Return on average assets was 1.11 percent and return on average shareholders' equity was 14.45 percent for the second quarter of 2000, compared to first quarter 2000's performance of 1.15 percent and 14.75 percent, respectively, and the prior year's second quarter results of 1.14 percent and 15.40 percent, respectively.


NET INTEREST INCOME
-------------------
Net interest income (fully taxable equivalent) decreased $378,000 or 3.4 percent to $10,713,000 for the second quarter of 2000 compared to a year ago, and was $92,000 lower than the first quarter of 2000. For the six month period ending June 30, 2000, net interest income (on a tax equivalent basis) declined $320,000 or 1.5 percent year over year to $21,518,000. Given the current initiatives of the Federal Reserve to slow the economic growth through continued rate increases, future net interest income growth may be impacted as was the second quarter of 2000. Further erosion could occur should loan demand become slower as a result of higher interest rates.

In 2000, the Federal Reserve has increased short term interest rates 100 basis points, with increases of 25 basis points in both February and March of 2000 and another 50 basis points in May 2000. This has impacted the Company's margin performance. On a tax equivalent basis the net interest margin of 4.08 percent during the second quarter of 2000 was 16 basis points lower than for the first quarter of 2000. The cost of interest-bearing liabilities increased 30 basis points to 4.26 percent from the first quarter of 2000, with rates for savings, money market accounts, certificates of deposit, short term borrowings (entirely composed of repurchase agreements with customers and federal funds purchased), and other borrowings increasing 44, 10, 27, 45 and 19 basis points, respectively. Rates for savings accounts increased as a result of the success of two savings products called Grand Savings and Grand Savings Plus which were offered at higher rates than the Company's regular savings account. Certificates of deposit grew $20.5 million in the second quarter, compared to $11.4 million in the first quarter of 2000 and $12.3 million for the prior twelve months, reflecting higher interest rates paid and customer desire to shift deposit balances from lower interest bearing core deposits into higher yielding time deposits. The increase in rate for other borrowings reflects a full quarter impact of actions taken in the first quarter of 2000 when the Company extended an existing $15 million borrowing from the Federal Home Loan Bank (FHLB) to a term of ten years at a slightly higher rate and borrowed an additional $25 million from the FHLB in March 2000 for a term of two years at 6.99 percent. With regards to interest earned, the yield on earning assets for the second quarter of 2000 increased 10 basis points to 7.60 percent, compared to the first quarter of 2000. Increases in the yield on loans of 9 basis points to 7.98 percent, the yield on securities of 7 basis points to 6.25 percent, and the yield on federal funds sold of 25 basis points to 5.96 percent was enhanced by a changing earning assets mix (with a $30.3 million growth in average loans during the second quarter). This compares to a growth in loans of $21.5 million in the first quarter.

For the second quarter a year ago, the net interest margin was 4.38 percent. The yield on average earning assets was 7.35 percent and rate on interest bearing liabilities was 3.55 percent.

Average earning assets for the second quarter of 2000 are $47,115,000 or 4.7 percent higher when compared to the prior year's second quarter. Average loan balances grew $84,471,000 or 11.5 percent to $821,854,000, average investment securities decreased $43,005,000 or 16.1 percent to $223,677,000 and average federal funds sold increased $5,649,000 or 104.4 percent to $11,062,000.

The mix of earning assets and interest bearing liabilities impacts the margin.

                                                       Second Quarter
                                                2000                    1999
                                                ----                    ----
   Average Earning Asset Mix:
      Loans                                     77.8%                   73.1%
      Securities                                21.2                    26.4
      Federal Funds Sold                         1.0                     0.5

   Average Interest Bearing Liabilities Mix:
      NOW, Savings, Money Market Deposits       44.3%                   45.4%
      Certificates of Deposit                   46.7                    48.7
      Federal Funds Purchased and
          Repurchase Agreements                  3.3                     3.0
      Other Borrowings                           5.7                     2.9

Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased 4.7 percent compared to a year ago, while average securities (a lower yielding component) declined 5.2 percent. Average certificates of deposit (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased 2.0 percent when compared to the second quarter in 1999, but borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's bank subsidiary, and borrowings from the FHLB and Donaldson, Lufkin & Jenrette) increased 3.1 percent. While lower cost core interest bearing deposits (NOW, savings and money market deposits) grew $4,310,000 or 1.1 percent to $387,468,000 year over year, these deposits declined 1.1 percent as a component of interest-bearing liabilities. Favorably affecting the Company's deposit mix, noninterest bearing demand deposits grew $8,706,000 or 6.2 percent to $149,518,000.


PROVISION FOR LOAN LOSSES
-------------------------
A provision of $150,000 was recorded in the second quarter of this year, an identical amount to that provided in the first quarter of 2000. In 1999, no provision was recorded in the second quarter while a provision of $360,000 was added in the first quarter. Net charge-offs for the first six months increased from $45,000 last year to $68,000 in 2000. Net charge-offs annualized as a percent of average loans totaled 0.02 percent for the first six months of 2000, compared to 0.01 percent for the same period in 1999. These ratios are much better than the banking industry as a whole.

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

NONINTEREST INCOME
------------------
Noninterest income, excluding gains and losses from securities sales, totaled $3,232,000 for the second quarter, an increase of $166,000 or 5.4 percent from the same period last year.

Revenue from brokerage activities totaling $532,000 was $121,000 or 18.5 percent lower during the second quarter of 2000 than for 1999, partially offset by trust (fiduciary) income increasing $61,000 or 10.0 percent to $669,000. The financial markets during the second quarter were in turmoil as a result of an uncertain economic growth rate and fear of further Federal Reserve Bank action or increased inflation. These uncertainties produced slower growth in revenue from investment products that may continue for the remainder of 2000. Service charges on deposit and other service charges and fees on an aggregate basis increased $19,000 or 1.2 percent to $1,594,000 during the second quarter of 2000 as compared to a year ago and other income grew $207,000 to $437,000. The increase in other income was largely due to $160,000 in gains on the sale of loans totaling $9.4 million recorded in the Company's banking subsidiary's newly formed division known as Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Entry into the Fort Lauderdale market began in early February with an experienced, seasoned team of marine lending professionals.
Seacoast Marine Finance's marketing emphasis is to the southeast for transactions of $200,000 and greater, with the majority of business volumes generated sold to larger regional financial institutions.

Noninterest income, excluding gains and losses from securities sales, totaled $6,675,000 for the six month period ending June 30, 2000, an increase of $482,000 or 7.8 percent from the same period last year. As in the quarterly comparison, the most significant increase was a $275,000 increase in other income, which included $218,000 in gains on the sale of Seacoast Marine Finance loans. This was followed by increases of $76,000 and $141,000 in brokerage commissions and trust income, respectively. Service charges on deposits and other service charges and fees on an aggregate basis were $10,000 lower.

Higher rates for fixed rate residential 15- and 30-year loan products during late 1999 and in 2000 have resulted in lower activity. In the first six months of 1999 the Company securitized and sold $24.9 million of its residential mortgage production, compared to $3.3 million in cash sales in the first half of 2000. In 1999, sales of securitized residential mortgages generated additional income of $193,000, of which $45,000 is included in investment securities gains of $92,000 recorded in the second quarter and $148,000 is included in investment securities gains of $227,000 recorded in the first quarter. In 2000, gains on sales of residential mortgages of $24,000 and $7,000 were recorded to other income in the second and first quarters, respectively.


NONINTEREST EXPENSES
--------------------
When compared to 1999, noninterest expenses for the second quarter decreased by $498,000 or 5.4 percent to $8,741,000. The Company's overhead ratio decreased from 68.6 percent in the second quarter of 1998 to 65.3 percent a year ago for the second quarter to 62.7 percent this year for the second quarter. This is reflective of initiatives to reduce overhead costs, particularly staffing, and streamlined operational and procedural changes implemented throughout 1999.

Compared to the second quarter of 1999, salaries and wages decreased $530,000 or
14.1 percent to $3,242,000. Employee benefits declined $86,000 or 9.0 percent to $868,000. Most of the decrease in wage and benefit costs is related to lower performance award incentive accruals for 2000.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $48,000 or 3.7 percent to $1,333,000, versus second quarter results last year. In July 2000, the Company's bank subsidiary will open a new branch on U.S. 1 in northern Martin County near the St. Lucie County line, at the same time closing a branch in St. Lucie County approximately one-half mile from the new branch. Enhanced exposure and higher traffic is expected at the new location on an outparcel in front of a major Florida grocery store.

Costs associated with foreclosed and repossessed asset management and disposition decreased $51,000 with a net recovery of $1,000 recorded in the second quarter of 2000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") and gains of $22,000 recorded on the sale of foreclosed real estate during the quarter. Legal and professional costs decreased $108,000 or 28.4 percent to $272,000. Most of this decrease was related to expense in 1999 for hiring an outside consulting service to partner with the Company in assessing a number of internal processes for overhead improvement and revenue enhancement.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased by $3,000 to $408,000 in the second quarter of 2000 when compared to a year ago.

Outside data processing costs totaled $1,056,000 for the second quarter of 2000, an increase of $180,000 from a year ago. The Company utilizes a third party for its core data processing system. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Noninterest expenses for the six month period ending June 30, 2000 were $717,000 or 3.9 percent lower and totaled $17,747,000. Changes year over year were as follows: 1) salaries and wages declined $637,000 or 8.8 percent, 2) employee benefits fell $192,000 or 10.0 percent, 3) occupancy and furniture and equipment expenses increased $105,000 or 4.1 percent, on an aggregate basis, 4) costs associated with foreclosed and repossessed asset management and dispositions decreased $50,000 to $48,000, 5) legal and professional fees declined $188,000 or 24.8 percent, 6) marketing expenses were $9,000 or 1.0 percent lower, 7) outsourced data processing costs increased $226,000 or 12.3 percent, and 7) the other expense category grew $9,000 or 0.3 percent.


INCOME TAXES
------------
Income taxes as a percentage of income before income taxes were 38.3 percent for the first six months of this year, compared to 37.8 percent in 1999. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible tax credits, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $10 million.


FINANCIAL CONDITION

CAPITAL RESOURCES
-----------------
The Company's ratio of average shareholders' equity to average total assets during the first six months of 2000 was 7.73 percent, compared to 7.44 percent during the first six months of 1999. The Company has an approved share repurchase plan which allows for up to 300,000 shares to be repurchased over the next several years.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10 percent. At June 30, 2000, the Company's ratio was 12.09 percent.


LOAN PORTFOLIO
--------------
Most of the Company's loan activity is with customers primarily located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $827,437,000 at June 30, 2000, $80,399,000 or 10.8 percent more than at
June 30, 1999, and $49,273,000 or 6.3 percent more than at December 31, 1999.

At June 30, 2000, the Company's mortgage loan balances secured by residential properties amounted to $466,952,000 or 56.4 percent of total loans (versus 54.5 percent a year ago). The next largest concentration was loans secured by commercial real estate which totaled $185,914,000 or 22.5 percent (versus 24.7 percent a year ago). The Company was also a creditor for consumer loans to individual customers totaling $88,110,000, primarily secured by motor vehicles and including marine loans totaling approximately $8.9 million generated by the Company's subsidiary bank's newly created lending division, Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Commercial loans of $35,393,000, home equity lines of credit of $13,179,000, and construction loans of $37,646,000 were outstanding as well at June 30, 2000.

During the first six months of 2000, $3.3 million in fixed rate residential mortgage loans and $15.6 million in marine loans (generated by Seacoast Marine Finance) were sold. Over the past twelve months $22.0 million in such loans were sold.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At June 30, 2000, approximately $187 million or 40 percent of the Company's residential mortgage loan balances were adjustable.

Of the approximate $55 million of new residential loans originated in 2000, $43 million were adjustable and $12 million were fixed rate. Loans secured by residential mortgages having fixed rates totaled approximately $280 million at June 30, 2000, of which 15- and 30-year mortgages totaled $120 million and $111 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The majority of all loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC) guidelines. The Company's historical charge-off rates for residential real estate loans have been minimal, with $59,000 in net charge-offs for the first six months of 2000 compared to $104,000 for all of 1999. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $118 million and $68 million, respectively, at June 30, 2000, compared to $120 million and $64 million, respectively, a year ago. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio and by making commercial real estate loans primarily on owner occupied properties.

At June 30, 2000, the Company had commitments to make loans (excluding unused home equity lines of credit) of $79,948,000, compared to $69,775,000 at June 30, 1999.


ALLOWANCE FOR LOAN LOSSES
-------------------------
Net losses on installment loans totaled $141,000 for the first six months of 2000, compared to net losses of $134,000 in 1999. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses arising from residential real estate of $59,000 were recorded in the first six months, versus $49,000 a year ago. Net recoveries recorded for commercial real estate loans and credit cards of $33,000 and $50,000, respectively, in the first six months of 2000 compared with the prior year when net recoveries of $58,000 and $46,000, respectively, were reported. Net recoveries for commercial loans of $49,000 in the first six months of 2000 compared to $34,000 in recoveries in 1999. As a result of the sale of the credit card portfolio in 1998, the Company eliminated its exposure to future credit card losses and continues to recover amounts on losses recorded prior to the sale.

The ratio of the allowance for loan losses to net loans outstanding was 0.86 percent at June 30, 2000. This ratio was 0.89 percent at June 30, 1999. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 260.1 percent at June 30, 2000, compared to 317.2 percent at the same date in 1999.


NONPERFORMING ASSETS
--------------------
At June 30, 2000, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned (OREO) was 0.34 percent, compared to
0.35 percent one year earlier.

At June 30, 2000, no accruing loans past due 90 days or more were outstanding and OREO totaled $105,000. In 1999 on the same date, loans totaling $45,000 were past due 90 days or more and OREO balances of $594,000 were outstanding.

Nonaccrual loans totaled $2,731,000 at June 30, 2000, compared to a balance of $2,054,000 at June 30, 1999. Most of the increase is due to a single residential real estate credit totaling $897,000 with a loan to value of less than 50 percent. All of the nonaccrual loans outstanding at June 30, 2000 were performing with respect to payments, with the exception of seventeen loans aggregating to $1,878,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 2000, 91 percent is secured with real estate, 1 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES
----------
Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At June 30, 1999, the Company had $197,660,000 or
87.7 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $27,815,000, representing 12.3 percent of total securities.

The Company's securities portfolio decreased $23,746,000 or 10.6 percent from June 30, 1999. The funds were utilized to fund loan growth.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly which can be reinvested. At June 30, 2000, the duration of the portfolio was 3.3 years, compared to 3.0 years a year ago.

Unrealized securities losses of $9,008,000 at June 30, 2000, compared to losses of $4,998,000 at June 30, 1999. The Federal Reserve Bank increased rates 75 basis points in 1999 and 100 basis points in 2000. As a result, a shifting U.S. Treasury yield curve over the past twelve months resulted in increased unrealized depreciation. Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council (FFIEC) definition of a high risk investment.


DEPOSITS / BORROWINGS
---------------------
Total deposits increased $18,244,000 or 2.0 percent to $939,028,000 at June 30, 2000, compared to one year earlier. Lower cost interest bearing deposits (NOW, savings and money market deposits) declined $2,173,000 or 0.6 percent to $376,289,000, while all other types of deposits grew. Certificates of deposit increased $12,331,000 or 3.0 percent to $418,136,000 over the past twelve months and noninterest bearing demand deposits increased $8,086,000 or 5.9 percent to $144,603,000.

Repurchase agreement balances increased $4,288,000 or 25.3 percent to $21,218,000 at June 30, 2000 from a year ago and federal funds purchased increased $5,000,000 to $10,000,000. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. Other borrowings increased $25,000,000 to $49,970,000, reflecting funding obtained through the FHLB for a term of two years at 6.99 percent in mid-March 2000.



INTEREST RATE SENSITIVITY
-------------------------
Interest rate exposure is managed by monitoring the relationship between earning assets and interest bearing liabilities, focusing primarily on those that are rate sensitive. Rate sensitive assets and liabilities are those that re-price at market interest rates within a relatively short period, defined here as one year or less. The difference between rate sensitive assets and rate sensitive liabilities represents the Company's interest sensitivity gap, which may be either positive (assets exceed liabilities) or negative (liabilities exceed assets).

Based on the Company's most recent asset/liability management committee (ALCO) modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 31.0 percent.

The Company uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 3.8 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company does not presently use interest rate protection products in the management of interest rate sensitivity.

LIQUIDITY MANAGEMENT
--------------------
Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2000, the Company had available lines of credit of $120,500,000. The Company also had $110,328,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At June 30, 1999, the amount of securities available and not pledged was $115,954,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $30,988,000 at June 30, 2000 as compared to $25,602,000 at June 30, 1999. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 2000, the cash flow from operations of $6,611,000 was $999,000 lower than during the same period of 1999. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.


IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------
The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general level of inflation. However, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity. Mortgage originations and re-financings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.


SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
--------------------------------------------------------------
Certain of the matters discussed under the caption "Management's Discussion and Analysis" and elsewhere in this Quarterly Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effect of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risk of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone and computer and the Internet; the effect of the Year 2000 problem on the Company, including such problems at the Company's vendors, counter-parties and customers; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The 2000 Annual Meeting of Shareholders was held April 20, 2000
(b) All directors reported to the Commission in the 2000 Proxy statement were re-elected in entirety.
(c)   The following matters were voted upon at the meeting:

         (i) The election of ten directors to serve until the 2001 Annual Meeting of Shareholders and until their successors have been elected and qualified. Out of 6,339,291 votes represented at the meeting, the number of votes cast for and against (or withheld) their re-election were 6,245,261 (98.5%) and 94,030, respectively.

        (ii) The approval and adoption of the Seacoast 2000 Long-Term Incentive Plan. Out of 6,339,291 votes represented at the meeting, 5,153,840 votes (81.3%) were cast in favor and 477,926 votes were cast against the proposed approval and adoption. This represented an affirmative vote of 69.9% of all shares of Common Stock outstanding and entitled to vote.

       (iii) The ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000. Out of 6,339,291 votes represented at the meeting, the number of votes cast for and against the ratification were 6,302,836 (99.4%) and 29,586, respectively. Abstaining were votes totaling 6,869.

Item 6.      Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed for the three month period ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SEACOAST BANKING CORPORATION OF FLORIDA


August 11, 2000                /s/ Dennis S. Hudson, III
---------------                ----------------------------------
                               DENNIS S. HUDSON, III
                               President &
                               Chief Executive Officer


August 11, 2000                /s/ William R. Hahl
---------------                ---------------------------------
                               WILLIAM R. HAHL
                               Executive Vice President &
                               Chief Financial Officer