Form 10-Q
period 2000-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2000-11-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended                        Commission file
       SEPTEMBER 30, 2000                                 No.0-13660

                   SEACOAST BANKING CORPORATION OF FLORIDA
            (Exact name of registrant as specified in its charter)

             Florida                                  59-2260678
---------------------------------               -----------------------
(State or other jurisdiction of                   (IRS employer
 incorporation or organization)                    identification number)

     815 Colorado Avenue, Stuart FL                             34994
---------------------------------------                     ---------------
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

      YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2000:

           Class A Common Stock, $.10 Par Value - 4,397,205 shares
           -------------------------------------------------------

            Class B Common Stock, $.10 Par Value - 359,310 shares
            -----------------------------------------------------

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS     (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                           Sept. 30,      Dec. 31,  Sept. 30,
(Dollars in thousands)                          2000          1999       1999
------------------------------------------------------------------------------
ASSETS
    Cash and due from banks               $   27,881   $   39,992   $   39,954
    Federal funds sold                             0       19,950            0

    Securities:

        Held for Sale (at market)            184,297      196,215      210,421
        Held for Investment (market
          values: $26,686 at September
          30, 2000, $17,464 at December
          31, 1999 & $19,208 at September
          30,1999)                            26,776       17,439       19,097
                                          ------------------------------------
          TOTAL SECURITIES                   211,073      213,654      229,518


    Loans available for sale                   2,066          938        1,207

    Loans                                    834,689      778,164      762,517
    Less:  Allowance for loan losses          (7,108)      (6,870)      (6,821)
                                          ------------------------------------
          NET LOANS                          827,581      771,294      755,696

    Bank premises and equipment               17,071       16,557       16,852
    Other assets                              18,108       18,647       17,504
                                          ------------------------------------
                                          $1,103,780   $1,081,032   $1,060,731
                                          =====================================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES

    Deposits                              $  919,489   $  905,960   $  883,406
    Federal funds purchased and
        securities sold under agreements
        to repurchase, maturing within
        30 days                               57,104       66,964       69,309
    Other borrowings                          40,000       24,970       24,970
    Other liabilities                          5,070        6,027        5,713
                                          ------------------------------------
                                           1,021,663    1,003,921      983,398
SHAREHOLDERS' EQUITY

  Preferred stock                                  0            0            0
  Class A common stock                           482          482          482
  Class B common stock                            36           36           36
  Additional paid-in capital                  27,814       27,785       27,370
  Retained earnings                           71,520       66,174       65,038
  Less: Treasury stock                       (13,508)     (11,640)     (11,740)
                                        ----------------------------------------
                                              86,344       82,837       81,186

Securities valuation allowance                (4,227)      (5,726)      (3,853)
                                      -----------------------------------------
      TOTAL SHAREHOLDERS' EQUITY              82,117       77,111       77,333
                                      -----------------------------------------
                                          $1,103,780   $1,081,032   $1,060,731
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

                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                      ------------------------------------------
(Dollars in thousands, except per share
data)                                       2000     1999        2000       1999
--------------------------------------------------------------------------------

Interest and dividends on securities     $ 3,452    $ 3,690    $10,296   $11,503
Interest and fees on loans                16,717     14,797     48,499    43,157
Interest on federal funds sold                37          2        360       324
                                       --------------------   ------------------
    TOTAL INTEREST INCOME                 20,206     18,489     59,155    54,984

Interest on deposits                       2,476      1,912      7,054     5,663
Interest on time certificates              6,214      4,931     17,092    14,800
Interest on borrowed money                 1,230        818      3,353     2,044
                                       --------------------   ------------------
    TOTAL INTEREST EXPENSE                 9,920      7,661     27,499    22,507
                                       --------------------   ------------------
    NET INTEREST INCOME                   10,286     10,828     31,656    32,477
Provision for loan losses                    150        150        450       510
                                       --------------------   ------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           10,136     10,678     31,206    31,967

Noninterest income
  Securities gains                             2          9          4       328
  Other income                             3,221      2,820      9,896     9,013
                                       --------------------   ------------------
    TOTAL NONINTEREST INCOME               3,223      2,829      9,900     9,341

    TOTAL NONINTEREST EXPENSES             8,496      8,821     26,243    27,285
                                       --------------------   ------------------
    INCOME BEFORE INCOME TAXES             4,863      4,686     14,863    14,023
Provision for income taxes                 1,881      1,746      5,711     5,280
                                       --------------------   ------------------
    NET INCOME                           $ 2,982    $ 2,940    $ 9,152   $ 8,743
                                       ====================   ==================

--------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
      Net income basic                   $  0.63    $  0.61    $  1.91   $  1.80
      Net income diluted                    0.62       0.60       1.89      1.78

      CASH DIVIDENDS DECLARED:
       Class A                              0.26       0.24       0.78      0.72
       Class B                             0.236      0.218      0.708     0.654

AVERAGE SHARES OUTSTANDING
     Basic                             4,761,592  4,833,610  4,797,778 4,844,662
     Diluted                           4,796,431  4,904,582  4,832,880 4,914,598

----------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries
                                                            Nine Months Ended
                                                              September  30,
                                                          --------------------
(Dollars in thousands)                                          2000      1999
-------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                         $ 58,306  $ 54,848
  Fees and commissions received                                9,711     9,330
  Interest paid                                              (27,236)  (22,508)
  Cash paid to suppliers and employees                       (26,429)  (25,477)
  Income taxes paid                                           (5,522)   (5,359)
                                                            -------------------
Net cash provided by operating activities                      8,830    10,834

Cash flows from investing activities
  Proceeds from maturity of securities held for sale          14,971    76,522
  Proceeds from maturity of securities held for investment     3,804     3,118
  Proceeds from sale of securities held for sale                 125    57,309
  Purchase of securities held for sale                          (765) (110,198)
  Purchase of securities held for investment                 (13,147)        0
  Proceeds from sale of loans                                 27,483       611
  Net new loans and principal repayments                     (85,421)  (59,408)
  Proceeds from the sale of other real estate owned              665       390
  Additions to bank premises and equipment                    (1,979)     (596)
  Net change in other assets                                     297       629
                                                            -------------------
Net cash used in investing activities                        (53,967)  (31,623)

Cash flows from financing activities
  Net increase (decrease) in deposits                         13,551   (21,800)
  Net decrease in federal funds purchased and
    repurchase agreements                                     (9,860)   (8,449)
  Net increase in other borrowings                            15,030         0
  Exercise of stock options                                      184     1,157
  Treasury stock acquired                                     (2,115)   (4,161)
  Dividends paid                                              (3,714)   (3,442)
                                                            -------------------
Net cash provided by (used in) financing activities           13,076   (36,695)
                                                            -------------------
Net decrease in cash and cash equivalents                    (32,061)  (57,484)
Cash and cash equivalents at beginning of year                59,942    97,438
                                                            -------------------
Cash and cash equivalents at end of period                  $ 27,881  $ 39,954
                                                            ===================

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries
                                                           Nine Months Ended
                                                              September 30,
                                                           --------------------
(Dollars in thousands)                                          2000      1999
-------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities

Net Income                                                   $ 9,152   $ 8,743
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                1,929     2,211
  Provision for loan losses                                      450       510
  Gains on sale of securities                                     (4)     (328)
  Gains on sale of loans                                        (360)        0
  Losses on sale and writedown of foreclosed assets               12        88
  Losses on disposition of fixed assets                           15        20
  Change in interest receivable                                 (655)      (41)
  Change in interest payable                                     263        (1)
  Change in prepaid expenses                                    (723)     (150)
  Change in accrued taxes                                        476       164
  Change in other liabilities                                 (1,725)     (382)
                                                             ------------------
Total adjustments                                               (322)    2,091
                                                             ------------------
Net cash provided by operating activities                    $ 8,830   $10,834
                                                             ==================

-------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned            $   433   $   582
  Transfers from loans to securities available for sale            0    24,936
  Market value adjustment to securities                        2,200    (5,335)

----------
See notes to condensed consolidated financial statement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - COMPREHENSIVE INCOME
------------------------------
Under FASB Statement of Financial Accounting Standard's No. 130, Reporting Comprehensive Income, the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2000 and 1999, comprehensive income was as follows:

                                               Three Months Ended September 30,
(Dollars in thousands)                               2000            1999
                                               ---------------------------------
Net income                                        $ 2,982         $ 2,940
Unrealized gains (losses)-securities                1,273            (501)
                                                  -------         --------
Comprehensive income                              $ 4,255         $ 2,439
                                                  =======         ========

                                                Nine Months Ended September 30,
(Dollars in thousands)                               2000            1999
                                               ---------------------------------
Net income                                        $ 9,152         $ 8,743
Unrealized gains (losses)-securities                1,499          (3,406)
                                                  -------         --------
Comprehensive income                              $10,651         $ 5,337
                                                  =======         ========


NOTE C - OTHER BORROWINGS
-------------------------
On July 31, 1998, the Company acquired $24,970,000 in other borrowings, $15,000,000 from the Federal Home Loan Bank (FHLB) payable on November 12, 2009, with interest payable quarterly at 6.10 percent, and $9,970,000 from Donaldson, Lufkin & Jenrette (DLJ), payable on July 31, 2003, with interest payable quarterly at 5.40 percent. The FHLB debt is subject to early termination in accordance with terms of the agreement on November 12, 2004. The DLJ debt was called and terminated on August 31, 2000. On March 9, 2000, an additional borrowing from the FHLB for $25,000,000 was acquired, with a fixed term payable on March 9, 2002, and interest payable monthly at 6.99 percent.

NOTE D - ACCOUNTING PRONOUNCEMENTS
----------------------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 does not change any of the accounting profession's existing rules on revenue recognition but explains how the SEC staff applies rules to transactions that existing rules do not specifically address. In June 2000, the SEC issued SAB 101B to defer for six months the effective date of implementation of SAB 101. The Company does not expect SAB 101 to have a material effect on its financial position or results of operations.

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." The amended SFAS 133 will be adopted by the Company on January 1, 2001. The adoption will not have a material impact on the financial position or results of operations of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER 2000
------------------
The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY
----------------
Net income for the third quarter of 2000 totaled $2,982,000 or $0.62 per share diluted, slightly lower than the $3,063,000 or $0.63 per share diluted recorded in the second quarter of 2000 but higher than the $2,940,000 or $0.60 per share diluted reported in the third quarter of 1999. While rising interest rates have effected a reduction in net interest income, initiatives taken by the Company over the past year to better align cost structures for higher performance and to improve noninterest revenue have been offsetting.

Return on average assets was 1.07 percent and return on average shareholders' equity was 13.80 percent for the third quarter of 2000, compared to second quarter 2000's performance of 1.11 percent and 14.45 percent, respectively, and the prior year's third quarter results of 1.10 percent and 14.40 percent, respectively.

NET INTEREST INCOME
-------------------
Net interest income (fully taxable equivalent) decreased $564,000 or 5.2 percent to $10,354,000 for the third quarter of 2000 compared to a year ago, and was $359,000 lower than the second quarter of 2000. For the nine month period ending September 30, 2000, net interest income (on a tax equivalent basis) declined $884,000 or 2.7 percent year over year to $31,872,000.

In 2000, the Federal Reserve has increased short term interest rates 100 basis points, with increases of 25 basis points in both February and March of 2000 and another 50 basis points in May 2000. The Company, along with most other banks, has seen its net interest margin decline over the last nine months as a result of the Federal Reserve's actions. On a tax equivalent basis, the net interest margin of 3.90 percent during the third quarter was 18 basis points lower than for the second quarter of 2000 and 34 basis points lower when compared to first quarter 2000's margin performance.

During the third quarter of 2000 (compared to the second quarter of 2000), the cost of interest-bearing liabilities increased 25 basis points to 4.51 percent, with rates for NOW, money market, time deposits, short term borrowings (entirely composed of repurchase agreements with customers and federal funds purchased), and other borrowings increasing 22, 15, 24, 34 and 15 basis points, respectively. The rate for NOW accounts increased as a result of the success of a new product called Investor NOW offered at a higher rate than the Company's other NOW products. Certificates of deposit grew $5.0 million in the third quarter, compared to $20.5 million in the second quarter and $11.4 million in the first quarter of 2000, reflecting higher interest rates paid and customer desire to shift deposit balances from lower interest bearing core deposits into higher yielding time deposits. The increase in the rate for short term borrowings (all maturing overnight) reflects a full quarter impact of the Federal Reserve's 50 basis point increase in May. The termination (call) of a $10 million borrowing with a rate of 5.40 percent with Donaldson, Lufkin & Jenrette (DLJ) at the end of August 2000 effected an increase in the cost for other borrowings.

With regards to interest earned, the yield on earning assets for the third quarter of 2000 increased 4 basis points to 7.64 percent, compared to 7.60 percent for the second quarter of 2000. Increases in the yield on loans of 3 basis points to 8.01 percent, the yield on securities of 5 basis points to 6.30 percent, and the yield on federal funds sold of 71 basis points to 6.67 percent was enhanced by a changing earning assets mix (with a $9.1 million growth in average loans during the third quarter). The growth in loans, while favorable, was somewhat slower than increases recorded in the second and first quarter of 2000 of $30.3 million and $21.5 million, respectively. In part, the slower growth in loans is due to seasonal impacts the Company typically encounters in the summer in Florida and the actions taken by the Federal Reserve to increase rates to slow economic activity. Higher rates are likely to continue to impact loan growth over the remainder of 2000 and into 2001.

For the third quarter a year ago, the net interest margin was 4.33 percent. The yield on average earning assets was 7.36 percent and rate on interest bearing liabilities was 3.64 percent.

Average earning assets for the third quarter of 2000 are $54,153,000 or 5.4 percent higher when compared to the prior year's third quarter. Average loan balances grew $76,485,000 or 10.1 percent to $830,947,000, average investment securities decreased $24,410,000 or 9.9 percent to $221,894,000 and average federal funds sold increased from $130,000 to $2,208,000.

The mix of earning assets and interest bearing liabilities impacts the margin.

                                                        Third Quarter
                                                2000                    1999
                                                ----                    ----
   Average Earning Asset Mix:
      Loans                                     78.8%                   75.4%
      Securities                                21.0                    24.6
      Federal Funds Sold                         0.2                     --

   Average Interest Bearing Liabilities Mix:
      NOW, Savings, Money Market Deposits       42.6%                   44.6%
      Certificates of Deposit                   48.3                    47.6
      Federal Funds Purchased and
          Repurchase Agreements                  3.8                     4.8
      Other Borrowings                           5.3                     3.0

Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased 3.4 percent compared to a year ago, while average securities (a lower yielding component) declined 3.6 percent. Average certificates of deposit (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities increased 0.7 percent when compared to the third quarter in 1999, and borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's bank subsidiary, and borrowings from the Federal Home Loan Bank and
DLJ) increased 2.3 percent. Lower cost core interest bearing deposits (NOW, savings and money market deposits) remained relatively level, growing $234,000 or 0.1 percent to $372,506,000 year over year, but declined 2.0 percent as a component of interest-bearing liabilities. Favorably affecting the Company's deposit mix, noninterest bearing demand deposits grew $1,206,000 or 0.9 percent to $137,097,000.

PROVISION FOR LOAN LOSSES
-------------------------
A provision of $150,000 was recorded in the third quarter of this year, an identical amount to that provided in the second and first quarter of 2000. In 1999, a provision of $150,000 was recorded in the third quarter and provisioning totaled $510,000 for the nine months ended September 30, 1999. Net charge-offs for the first nine months increased from $32,000 last year to $212,000 in 2000. Net charge-offs annualized as a percent of average loans totaled 0.03 percent for the first nine months of 2000, compared to 0.01 percent for the same period in 1999. These ratios are much better than the banking industry as a whole.

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

NONINTEREST INCOME
------------------
Noninterest income, excluding gains and losses from securities sales, totaled $3,221,000 for the third quarter, an increase of $401,000 or 14.2 percent from the same period last year.

Revenue from brokerage activities totaling $510,000 was $106,000 or 26.2 percent higher during the third quarter of 2000 than for 1999, and trust (fiduciary) income increased $51,000 or 8.0 percent to $686,000. The financial markets during 2000 have been in turmoil as a result of an uncertain economic growth rate and fear of further Federal Reserve actions or increased inflation. While third quarter's investment management revenue results are favorable and the Company hopes to see similar or improved results in the fourth quarter, these uncertainties may impact growth in revenue from investment products. Service charges on deposits increased $48,000 or 3.9 percent to $1,269,000 and other fees and income (on an aggregate basis) increased $196,000 or 35.0 percent to $756,000 during the third quarter of 2000 as compared to a year ago. The Company benefited from an increase in debit card interchange income of $37,000, an additional $72,000 in fees from the Company's division known as Seacoast Marine Finance that originates loans for third party lenders, and an increase of
$28,000 in mortgage banking business fees. Seacoast Marine Finance is headquartered in Fort Lauderdale, Florida and commenced operations in early February with an experienced, seasoned team of marine lending professionals. Seacoast Marine Finance's marketing emphasis is for marine loans of $200,000 and greater, with the majority of business volumes generated for other financial institutions.

Noninterest income, excluding gains and losses from securities sales, totaled $9,896,000 for the nine month period ending September 30, 2000, an increase of $883,000 or 9.8 percent from the same period last year. As in the quarterly comparison, the most significant increase was a $535,000 increase in aggregate other fees and income, which included $129,000 in debit card interchange income, $290,000 from fees earned by Seacoast Marine Finance loans which totaled $20.8 million, and $73,000 derived from the origination of residential mortgages for other lenders totaling $6.3 million. This was followed by increases of $182,000 and $192,000 in brokerage commissions and trust income, respectively.

NONINTEREST EXPENSES
--------------------
When compared to 1999, noninterest expenses for the third quarter decreased by $325,000 or 3.7 percent to $8,496,000. The Company's overhead ratio decreased from 67.8 percent in the third quarter of 1998 to 64.2 percent a year ago for the third quarter to 62.6 percent this year for the third quarter. This is reflective of initiatives to reduce overhead costs, particularly staffing, and streamlined operational and procedural changes implemented throughout 1999.

Compared to the third quarter of 1999,  salaries and wages decreased $189,000 or
5.6 percent to $3,173,000. Employee benefits declined $241,000 or 25.8 percent to $694,000. Most of the decrease in wage and benefit costs is related to lower performance award incentive accruals for 2000 and lower group health claims in 2000.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $92,000 or 7.2 percent to $1,363,000, versus third quarter results last year. Most of the increase resulted from higher lease payments for premises and additional computer equipment. In July 2000, the Company's bank subsidiary opened a new branch on U.S. 1 in northern Martin County near the St. Lucie County line, at the same time closing a branch in St. Lucie County approximately one-half mile from the new branch. Enhanced exposure and higher traffic is expected at the new location on an out parcel in front of a major Florida grocery store. Overlap during the quarter of leasing for the newly opened and closed branch offices as well as costs associated with the new Seacoast Marine Finance office in Ft. Lauderdale accounted for a portion of the increase. Increased computer hardware costs during the quarter included the installation of new imaging equipment in September 2000 to more efficiently handle transactional information, produce customer statements and perform research. It is anticipated that use of this technology will provide a reduction in staffing and postage, and will enhance customer service, further establishing the Company's banking subsidiary's "Supercommunity Bank".

Costs associated with foreclosed and repossessed asset management and disposition decreased $27,000 to $47,000 in the third quarter of 2000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional costs decreased $145,000 or 33.6 percent to $287,000 in the third quarter, compared to a year ago. Most of this decrease was related to expense in 1999 for hiring an outside consulting service to partner with the Company in assessing a number of internal processes for overhead improvement and revenue enhancement.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $19,000 to $416,000 in the third quarter of 2000 when compared to a year ago.

Outside data processing costs totaled $1,032,000 for the third quarter of 2000, an increase of $120,000 from a year ago. The Company utilizes a third party for its core data processing system. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular and the number of customer accounts increases.

Noninterest expenses for the nine month period ending September 30, 2000 were $1,042,000 or 3.8 percent lower and totaled $26,243,000. Changes year over year were as follows and result from the same causes as discussed for the third quarter: 1) salaries and wages declined $826,000 or 7.8 percent, 2) employee benefits fell $433,000 or 15.1 percent, 3) occupancy and furniture and equipment expenses increased $197,000 or 5.1 percent, on an aggregate basis, 4) costs associated with foreclosed and repossessed asset management and dispositions decreased $77,000 to $90,000, 5) legal and professional fees declined $333,000 or 28.0 percent, 6) marketing expenses were $10,000 or 0.8 percent higher, 7) outsourced data processing costs increased $346,000 or 12.6 percent, and 7) the other expense category grew $51,000 or 1.3 percent.

INCOME TAXES
------------
Income taxes as a percentage of income before income taxes were 38.4 percent for the first nine months of this year, compared to 37.7 percent in 1999. The increase in rate reflects a higher rate of provisioning for state income taxes, a result of lower state intangible tax credits, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $10 million.

FINANCIAL CONDITION

CAPITAL RESOURCES
-----------------
The Company's ratio of average shareholders' equity to average total assets during the first nine months of 2000 was 7.75 percent, compared to 7.51 percent during the first nine months of 1999. The Company has an approved share repurchase plan which allows for up to 300,000 shares to be repurchased over the next several years.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10 percent. At September 30, 2000, the Company's ratio was 12.08 percent.

LOAN PORTFOLIO
--------------
Most of the Company's loan activity is with customers primarily located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $834,689,000 at September 30, 2000, $72,172,000 or 9.5 percent more than at September 30, 1999, and $56,525,000 or 7.3 percent more than at December 31, 1999.

At September 30, 2000, the Company's mortgage loan balances secured by residential properties amounted to $464,673,000 or 55.7 percent of total loans (versus 54.8 percent a year ago). The next largest concentration was loans secured by commercial real estate totaling $190,485,000 or 22.8 percent of total loans (versus 23.8 percent a year ago). The Company was also a creditor for consumer loans to individual customers totaling $91,146,000, primarily secured by motor vehicles and including marine loans totaling approximately $13.4 million generated by the Company's subsidiary bank's newly created lending division, Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Commercial loans of $36,900,000, home equity lines of credit of $13,175,000, and construction loans of $38,025,000 were outstanding as well at September 30, 2000.

During the first nine months of 2000, $6.3 million in residential mortgage loans and $20.8 million in marine loans (generated by Seacoast Marine Finance) were originated for other lenders. Over the past twelve months a total of $29.2 million were produced.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At September 30, 2000, approximately $190.4 million or 41.0 percent of the Company's residential mortgage loan balances were adjustable.

Of the $72.1 million of new residential loans originated in 2000, $54.7 million were adjustable and $17.4 million were fixed rate. Loans secured by residential mortgages having fixed rates totaled $274.3 million at September 30, 2000, of which 15- and 30-year mortgages totaled $116.9 million and $109.6 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The majority of all loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC) guidelines. The Company's historical charge-off rates for residential real estate loans have been minimal, with $50,000 in net charge-offs for the first nine months of 2000 compared to $104,000 for all of 1999. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market.

Fixed rate and adjustable rate loans secured by commercial real estate totaled $115.9 million and $74.6 million, respectively, at September 30, 2000, compared to $118.0 million and $63.3 million, respectively, a year ago. The Company manages its risk related to the local real estate market by limiting the aggregate size of its commercial real estate portfolio and by making commercial real estate loans primarily on owner occupied properties.

At September 30, 2000, the Company had commitments to make loans (excluding unused home equity lines of credit) of $68,922,000, compared to $72,813,000 at September 30, 1999.

ALLOWANCE FOR LOAN LOSSES
-------------------------
Net losses on installment loans totaled $207,000 for the first nine months of 2000, compared to net losses of $176,000 in 1999. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group. Net losses arising from residential real estate of $50,000 were recorded in the first nine months, an identical amount to a year ago. Charge-offs and recoveries for commercial real estate loans netted to zero and net recoveries for credit cards of $63,000 were recorded in 2000 for the first nine months, compared with the prior year when net recoveries of $64,000 and $62,000, respectively, were reported. Net charge-offs for commercial loans of $18,000 in the first nine months of 2000 compared to $68,000 in recoveries in 1999. As a result of the sale of the credit card portfolio in 1998, the Company eliminated its exposure to future credit card losses and continues to recover amounts on losses recorded prior to the sale.

The ratio of the allowance for loan losses to net loans outstanding was 0.85 percent at September 30, 2000. This ratio was 0.89 percent at September 30, 1999. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 309.7 percent at September 30, 2000, compared to 289.4 percent at the same date in 1999.

NONPERFORMING ASSETS
--------------------
At September 30, 2000, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned (OREO) was 0.29 percent, compared to
0.35 percent one year earlier.

At September 30, 2000, accruing loans past due 90 days or more totaled $52,000 and OREO totaled $154,000. In 1999 on the same date, loans totaling $112,000 were past due 90 days or more and OREO balances of $392,000 were outstanding.

Nonaccrual loans totaled $2,243,000 at September 30, 2000, compared to a balance of $2,245,000 at September 30, 1999. All of the nonaccrual loans outstanding at September 30, 2000 were performing with respect to payments, with the exception of eight loans aggregating to $1,424,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at September 30, 2000, 95 percent is secured with real estate, 1 percent is guaranteed by the Small Business Administration ("SBA"), the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES
----------
Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At September 30, 2000, the Company had $191,100,000 or 87.7 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $26,777,000, representing 12.3 percent of total securities.

The Company's securities portfolio decreased $16,686,000 or 7.1 percent from September 30, 1999. The funds were utilized to fund loan growth.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly which can be reinvested. At September 30, 2000, the duration of the portfolio was 3.2 years, the same as a year ago.

Gross unrealized securities losses totaled $6,894,000 at September 30, 2000, compared to $5,938,000 at September 30, 1999. The Federal Reserve Bank increased short term interest rates 75 basis points in 1999 and 100 basis points in 2000. Over the last twelve months interest rates for instruments with maturities over 2 years did not increase significantly as a result of the Federal Reserve Bank's actions. Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets or that meet the Federal Financial Institution Examination Council (FFIEC) definition of a high risk investment.

DEPOSITS / BORROWINGS
---------------------
Total deposits increased $36,083,000 or 4.1 percent to $919,489,000 at September 30, 2000, compared to one year earlier. Lower cost interest bearing deposits (NOW, savings and money market deposits) declined $1,236,000 or 3.4 percent to $359,064,000, while all other types of deposits grew. Certificates of deposit increased $29,553,000 or 7.6 percent to $420,328,000 over the past twelve months and noninterest bearing demand deposits increased $7,766,000 or 5.9 percent to $132,331,000.

Repurchase agreement balances increased $5,795,000 or 23.8 percent to $30,104,000 at September 30, 2000 from a year ago and federal funds purchased decreased $18,000,000 to $27,000,000. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. Other borrowings increased $15,030,000 to $40,000,000, reflecting funding of $25.0 million obtained through the FHLB for a term of two years at 6.99 percent in mid-March 2000 and the termination
(call) of $9,970,000 at 5.40 percent by DLJ at the end of August 2000.

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

Based on the Company's most recent asset/liability management committee (ALCO) modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 28.4 percent.

The Company uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 2.4 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company does not presently use interest rate protection products in the management of interest rate sensitivity.

LIQUIDITY MANAGEMENT
--------------------
Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2000, the Company had available lines of credit of $103,500,000. The Company also had $114,576,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At September 30, 1999, the amount of securities available and not pledged was $98,388,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $27,881,000 at September 30, 2000 as compared to $39,954,000 at September 30, 1999. A decline of $11,916,000 in balances maintained at the Federal Reserve was the primary cause. Balances maintained at the Federal Reserve are based upon the classification of certain deposit balances as transactional and can vary considerably during monitored two-week periods. Cash and cash equivalents also change with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 2000, the cash flow from operations of $8,830,000 was $2,004,000 lower than during the same period of 1999. Cash flows from investing and financing activities reflect the increase in loan and deposit balances experienced.

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

     No reports on Form 8-K were filed for the three month period ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            SEACOAST BANKING CORPORATION OF FLORIDA





November 14, 2000           /s/ Dennis S. Hudson, III
-----------------           ----------------------------------
                            DENNIS S. HUDSON, III
                            President & Chief Executive Officer


November 14, 2000           /s/ William R. Hahl
-----------------           ---------------------------------
                            WILLIAM R. HAHL
                            Executive Vice President & Chief Financial Officer