Form 10-K
period 2000-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2001-03-30
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended Commission File DECEMBER 31, 2000 No. 0-13660

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2001:

CLASS A COMMON STOCK, $.10 par value - $128,008,792 based upon the closing sale price on March 7, 2001, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

CLASS B COMMON STOCK, $.10 par value - $10,559,526 based upon the closing sale price on March 7, 2001, of the Class A Common Stock, $.10 par value, into which each share of Class B Common Stock, $.10 par value, is immediately convertible on a one-for-one basis, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and certain executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 7, 2001:


      Class A Common Stock, $.10 Par Value - 4,348,494 shares

      Class B Common Stock, $.10 Par Value - 358,710 shares

Documents Incorporated by Reference:

1. Certain portions of the registrant's 2001 Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2001 ("2001 Proxy Statement") are incorporated by reference into Part III, Items 10 through 13. Other than those portions of the 2001 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 13, no other portions of the 2001 Proxy Statement shall be deemed so incorporated.

2. Certain portions of the registrant's 2000 Annual Report to Shareholders (the "2000 Annual Report") are incorporated by reference in Part II, Items 6 through 8 and Item 14. Other than these portions of the 2000 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8 and Item 14, no other portions of the 2000 Annual Report shall be deemed so incorporated.

                         FORM 10-K CROSS-REFERENCE INDEX


                                                             Page of
                                                             -------
                                                      Form              Annual
                                                      10-K              Report
Part I
------
Item 1.     Business                                  1-12                  --

Item 2.     Properties                                12-17                 --

Item 3.     Legal Proceedings                         16                    --

Item 4.     Submission of Matters to a
            Vote of Security-Holders                  16                    --


Part II
-------
Item 5.     Market Price of and Dividends on the
            Registrant's Common Equity and
            Related Stockholder Matters               17-18                 29

Item 6.     Selected Financial Data                   18                     3

Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                             18                 16-28

Item 7A.    Market Risk                               19-20                 25

Item 8.     Financial Statements and                  20                 29-31
            Supplementary Data                                         & 33-47

Item 9.     Changes in and Disagreements With
            Accountants on Accounting and
            Financial Disclosure                      20                   --


                                                              Page of
                                                              -------
                                                      Form
                                                      10-K               Proxy
Part III
--------
Item 10.    Directors and Executive Officers          21                   3-8
            of the Registrant

Item 11.    Executive Compensation                    21                  8-16

Item 12.    Security Ownership of Certain             21                   3-7
            Beneficial Owners and Management                           & 16-17

Item 13.    Certain Relationships and Related         21                 16-17
            Transactions

                                                              Page of
                                                              -------
                                                      Form              Annual
                                                      10-K              Report
Part IV
-------
Item 14.    Exhibits, Financial Statement
            Schedules and Reports on Form 8-K

   (a)(1)   List of All Financial Statements          22

              Consolidated Balance Sheets as
              of December 31, 2000 and 1999           --                    35

              Consolidated Statements of Income
              for the years ended December 31,
              2000, 1999 and 1998                     --                    34

              Consolidated Statements of Shareholders'
              Equity for the years ended December 31,
              2000, 1999 and 1998                     --                    37

              Consolidated Statements of Cash Flows
              for the years ended December 31,
              2000, 1999, and 1998                    --                 36,46

              Notes to Consolidated Financial
              Statements                              --                 38-47

              Report of Independent Certified
              Public Accountants                      --                    33

   (a)(2)   List of Financial Statement Schedules     22                    --

   (a)(3)   List of Exhibits                          22-24                 --

   (b)      Reports on Form 8-K                       24                    --

   (c)      Exhibits                                  24                    --

   (d)      Financial Statement Schedules             24                    --

                           SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein or in any information incorporated herein by reference to other documents are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida ("Seacoast" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may", "will", "anticipate", "should", "would", "believe", "contemplate", "expect", "estimate", "continue", "may", "intend" or other similar words and expressions of the future.

These forward-looking statements involve risks and uncertainties, and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice.


                                     Part I
                                     ------

Item 1. Business
----------------
General

     Seacoast is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast (the "Bank"), for the purpose of becoming a holding company for the Bank. On December 30, 1983, Seacoast acquired all of the outstanding shares of the common stock of the Bank in exchange for 810,000 shares of its $.10 par value Class A common stock ("Class A Common Stock") and 810,000 shares of its $.10 par value Class B common stock ("Class B Common Stock").

     The Bank commenced operations in 1933 under the name "Citizens Bank of Stuart" pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national banking association on August 29, 1958.

     Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast's primary service area is the "Treasure Coast", which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida's southeastern coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, two in Jensen Beach, two on Hutchinson Island, one in Hobe Sound, four in Vero Beach, two in Sebastian, five in Port St. Lucie, and one in Ft. Pierce.

     Most of the banking  offices  have one or more  Automatic  Teller  Machines
     (ATM) which provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the "Star System", the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 180,000 locations throughout the United States.

     Customers can also use the Bank's "MoneyPhone" system to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

     In addition, customers may access information via the Bank's Telephone Banking Center ("TBC"). From 7 A.M. to 7 P.M., Monday through Friday, servicing personnel in the TBC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers. The Company also offers PC/Internet banking for personal computers.

     In February 2000, the Bank opened a lending office for its newly formed Seacoast Marine Finance division in Ft. Lauderdale, Florida. Seacoast Marine Finance is staffed with seasoned, experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater. All loans outside of the Bank's primary service area are generally sold.

     Seacoast has four indirect subsidiaries. FNB Brokerage Services, Inc. ("FNB Brokerage") provides brokerage services. FNB Insurance Services, Inc. ("FNB Insurance") provides insurance services. South Branch Building, Inc. is a general partner in a partnership which constructed a branch facility of the Bank. Big O RV Resort, Inc. was formed to own and operate certain properties acquired through foreclosure, but is currently inactive. The operations of these subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

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

     As of December 31, 2000, Seacoast and its subsidiaries employed 340 full-time equivalent employees.

Expansion of Business

     Seacoast has expanded its products and services to meet the changing needs of the various segments of its market and it expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically primarily through the addition of branches, including the acquisition of a thrift branch in St. Lucie County.

     Seacoast has from time to time acquired banks, bank branches and deposits, and has opened new branches and facilities.

     Florida law permits state-wide branching, and Seacoast has expanded, and anticipates future expansion in its markets, by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a WalMart superstore in Sebastian, which is located in northern Indian River County. In January 1997, Seacoast opened a branch in Nettles Island, a predominately modular home community on Hutchinson Island in southern St. Lucie County. In May, June and July 1997, and in March 1998, four additional branch offices were opened in Indian River County. In July 2000, a new branch on U.S. 1 in northern Martin County near the St. Lucie County line was opened; at the same time a branch in St. Lucie County approximately one-half mile from the new branch was closed. See "Item 2. Properties".

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

Bank Holding Company Regulation

     The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident there-to. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's Subsidiaries.

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

     In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLB") which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are "well-capitalized" and "well-managed", as defined in Federal Reserve Regulation Y, which have and maintain "satisfac-tory" Community Reinvestment Act ("CRA") ratings and meet certain other conditions can elect to become "financial holding companies". As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to super-vision and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by GLB.

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

     The BHC Act, effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Florida has an Interstate Branching Act ("the Florida Branching Act"), which permits interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a mer-ger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

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

     The Federal Financial Institutions Examination Council's ("FFIEC") and the OCC utilize the "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system to assess the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under prior UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: manage- ment's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

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

     FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission ("SEC"). As a member of the National Association of Securities Dealers, Inc., it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc., a NASD subsidiary. FNB Brokerage is a separate and distinct entity from the Bank, and must maintain adequate capital under the SEC's net capital rule. The net capital rule limits FNB Brokerage's ability to reduce capital by payment of dividends or other distributions to the Bank. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and investment advisor pursuant to Chapter 517 of the Florida Statutes.

     FNB Insurance, a Bank insurance agency subsidiary, is authorized by the State of Florida to market insurance products. FNB Insurance is a separate and distinct entity from the Bank and is subject to supervision and regulation by state insurance authorities.

Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities and prevent a company from becoming a financial holding company.

     GLB and federal bank regulations make various changes to the CRA. Among other CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

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

     In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

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

     As of December 31, 2000, the consolidated capital ratios of the Company and the Bank were as follows:

                                   Regulatory
                                   Minimum       Company        Bank
                                   -------       -------        ----

         Tier 1 capital ratio       4.0%         11.2%        11.0%
         Total capital ratio        8.0%         12.1%        12.0%
         Leverage ratio           3.0-5.0%        7.4%         7.3%

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

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

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

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank holds deposits acquired in 1991 from the RTC. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, "well capitalized," "adequately capitalized" or "undercapitalized," and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 2000, and 1999, the Bank paid no deposit premiums, except for the Financing Corporation ("FICO") assessments of $184,000 and $146,000, respectively.

     The FDIC's Board of Directors has continued the 2000 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2001. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. As of January 1, 2001, the FICO assessment rate was equivalent for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 2.12 basis points for BIF and SAIF, in the first quarter of 2000, to 2.02 basis points in the last quarter of 2000. The assessment rate rate is 1.96 basis points for BIF and SAIF-assesable deposits in the first quarter of 2001.

Legislative and Regulatory Changes

     Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration are the possible combination of the BIF and SAIF, and reforming the deposit insurance system. The FDIC also is considering possibly adding risk measures in determining deposit insurance assessments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

New Accounting Pronouncements

     Derivative  Financial   Instruments:   In  September  1998,  the  Financial
     Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June of 1999, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 137, which delays the effective date of implementation until fiscal years beginning after June 15, 2000. In June of 2000, SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 138, which addresses issues related to implementation difficulties. The Company will adopt SFAS No. 133 effective January 1, 2001. The Company has completed an in-depth analysis and determined it has no derivative instruments as defined under SFAS No. 133.

Statistical Information

     Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10- K. Certain statistical information is included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

Item 2.  Properties

     Seacoast and the Bank's main office occupy approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. The building, together with an adjacent 10-lane drive-in banking facility and an additional 27,000 square foot office building, are situated on approximately eight acres of land in the center of Stuart zoned for commercial use. The building and land are owned by the Bank, which leases out portions of the building not utilized by Seacoast and the Bank to unaffiliated third parties.

     Adjacent to the main office, the Bank leases approximately 21,400 square feet of office space to house operational departments, consistly primarily of information systems and retail support. The Bank owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, providing tellers and other customer service personnel with access to customers' records.

     In February, 2000 the Bank leased storefront space in Ft. Lauderdale, Florida for a lending office for its newly formed Seacoast Marine Finance division. The office occupies 1,913 square feet of space, with furniture and equipment all owned by the Bank.

     As of  December  31,  2000,  the  net  carrying  value  of  branch  offices
     (excluding the main office) was approximately $9.0 million. Seacoast's branch offices are described as follows:

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

     Rivergate originally opened October 28, 1985 and occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. The Bank moved to larger facilities in the shopping center in April of 1999 under a long term lease agreement. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.

     Northport was acquired on June 28, 1986 from Citizens Federal Savings & Loan Association of Miami. This property consists of a storefront under long term lease in the St. Lucie Plaza Shopping Center, Port St. Lucie, of approximately 4,000 square feet. This office was closed March 31, 1994, and the property is presently utilized by local community groups for meetings.

     Wedgewood Commons, opened in April 1988, is located on an out-parcel under long term lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building which houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by the Bank and are located on the leased property.

     Bayshore, opened on September 27, 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. The Bank has leased the premises under a long term lease agreement and has made improvements to the premises, including the addition of three drive-in lanes and a walk-up ATM, all of which are owned by the Bank. A second location, acquired in the merger with Port St. Lucie National Holding Company (PSHC), and in close proximity to this location, was closed on June 1, 1997 and subsequently sold in September 1997.

     Hobe Sound, acquired from the Resolution Trust Company (RTC) on December 23, 1991, is a two story facility containing 8,000 square feet and is centrally located in Hobe Sound. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by the Bank.

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

     U.S. 1 and Port St. Lucie Boulevard office opened as a Bank location on June 1, 1997, upon the merger with PSHC. At the date of the merger, the leased space consisted of 5,188 square feet on the first floor and 1,200 square feet on the second floor. In October 1997, 1,800 square feet of the leased space on the first floor and 1,200 square feet of leased space on the second floor were assigned to another tenant, with the remaining space occupied by the Bank totaling 3,388 square feet. The facility has two drive-in lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. This facility was closed in July 2000, coinciding with the opening of a new, more visible office on a leased out-parcel in a new shopping center approximately one-half mile south of the closed location on U.S. 1.

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

     Jensen West, opened in July 2000, is located on an out-parcel under long term lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive up ATM and furniture and equipment, all of which are owned by the Bank and are located on the leased property. The opening of this office coincided with the closing of the Bank's U.S. 1 and Port St. Lucie Boulevard office, one-half mile north of this location.

     For additional information, refer to Notes F and I of the Notes to Consolidated Financial Statements in the 2000 Annual Report of Seacoast incorporated herein by reference pursuant to Item 8 of this document.

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


Item 4.  Submission of Matters to a Vote of Security-Holders
          None.

                                     Part II
                                     -------

Item 5  Market Price of and Dividends on the Registrant's Common
        Equity and Related Stockholder Matters

     The Class A Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market System ("Nasdaq Stock Market"). There is no established public trading market for the Class B Common Stock of Seacoast. As of March 7, 2001, there were approximately 915 record holders of the Class A Common Stock and 65 record holders of the Class B Common Stock.

     Seacoast Class A Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the symbol "SBCFA". The following table sets forth the high, low and last sale prices per share of Seacoast Class A Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Class A Stock for the indicated periods.


                                    Sale Price Per           Annual Dividends
                                   Share of Seacoast        Declared Per Share
                                     Class A Stock          of Seacoast Class
                                  -------------------             A Stock
                                   High          Low        ------------------
                                  ------       ------
2000
First Quarter . . . . .           $28.75       $24.75             $0.26

Second Quarter. . . . .            27.25        25.00              0.26

Third Quarter. . . . .             27.125       25.50              0.26

Fourth Quarter. . . . .            26.625       24.25              0.28

1999
First Quarter.................    $28.25       $26.125            $0.24

Second Quarter................     34.50        26.375             0.24

Third Quarter.................     32.50        28.75              0.24

Fourth Quarter................     30.375       27.50              0.26



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

     In 1998, cash dividends of $.90 per share of Class A Common Stock and $.818 per share of Class B Common Stock were paid. In 1999, cash dividends of $.98 per share of Class A Common Stock and $.89 per share of Class B Common Stock were paid. In 2000, cash dividends of $1.06 per share of Class A Common Stock and $0.962 per share of Class B Common Stock were paid.

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

Item 6    Selected Financial Data

     Selected financial data is incorporated herein by reference under the caption "Financial Highlights" on page 1 of the 2000 Annual Report. See
     Exhibit 13.

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Review - 2000 Management's Discussion and Analysis", on pages 14 through 26 of the 2000 Annual Report is incorporated herein by reference. See Exhibit 13.

Item 7A.  Market Risk

     Market risk is inherent to all industries and all financial institutions' assets and liabilities are affected by market risks. The Company considers credit risk to be the most significant of these risks; however, interest rate risk is also significant. There are eight risks that must be considered in managing the Company. These risks are listed below in order of management's preceived level of risk imposed upon the Company. The Company does not condut foreign exchange transactions which would expose the Company to foreign exchange risk or trading activities which would produce price risk. Therefore, these risks are not addressed in this assessment. The Company has identified certain critical risks of the Bank.

Credit Risks

     Credit risk is the risk to the Company's earnings or capital from the potential of an obligator or related group of obligators failing to fulfill its or their contractual commitments to the Bank. Credit risk is most closely associated with a bank's lending. It encompasses the potential of loss on a particular loan as well as the potential for loss from a group of related loans, i.e., a credit concentration. Credit risk extends also to less traditional bank activities. It includes the credit behind the Bank's investment portfolio, the credit of counterparties to interest rate contracts, and the credit of securities brokers holding the Bank's invest-ment portfolio in street name.

Interest Rate Risk

     Interest rate risk is the risk to earnings or market value of portfolio equity (capital) from the potential movement in interest rates. The Company uses model simulations to estimate and manage its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more 6 percent, given a change in interest rates (up or down) of 200 basis points. Based on the Company's most recent ALCO model simulations, the Company believes that net interest income would decline approximately 1.8 percent if interst rates would immediately rise 200 basis points. The Company is willing to accept a change in the estimated market value of portfolio equity of 5% given a 200 basis point increase in interest rates. At December 31, 2000, the Company's most recent estimates indicate compliance with this objective. However, these calculations incorporate the use of many assumptions (which the Company believe to be reasonable) to estimate the fair values of its assets and liabilities. In addition, seasonal increases and decreases in the volume of the various financial instruments can and do effect these calculations. Therefore, the Company monitors these calculations on a quarterly basis and more frequently during periods of interest rate volatility.

Liquidity Risk

     Liquidity risk is the risk to earnings or capital from the Company's inability to meet its obligations when they come due without incurring unacceptable losses or costs such as when depositors withdraw their deposits and the Bank does not have the liquid assets to fund the with-drawals and to meet its loan funding obligations. The risk is particularly great with brokered deposits, of which the Company currently has none.

Transaction Risk

     Transaction risk is the risk to earnings or capital arising from problems with service or product delivery or from failure in the Bank's operating processes. It is a risk of failure in a bank's automation, its employee integrity, or its internal controls.

Compliance Risk

     Compliance risk is the risk to earnings or capital from noncompliance with laws, rules and regulations.

Strategic Risk

     Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions.

Reputation Risk

     Reputation risk is the risk to earnings or capital from negative or other unfavorable public opinion, including with respect to competitors.

     Most of these risk are interrelated, and thus all must be considered by management regardless of the implied risk. Management reviews performance against these ranges on a quarterly basis.

Item 8  Financial Statements and Supplementary Data

     The report of Arthur Andersen LLP, independent certified public accountants, and the consolidated financial statements are included on pages 31 through 45 of the 2000 Annual Report and are incorporated herein by reference. "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates" and Quarterly Consolidated Income Statements" included on pages 27 through 29 of the 2000 Annual Report are incorporated herein by reference. See Exhibit 13.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant

     Information concerning the directors and executive officers of Seacoast is set forth under the headings "Proposal One - Election of Directors", "Information About the Board of Directors and its Committees" and "Executive Officers" on pages 3 through 8 as well as under the heading "Section 16(a) Reporting" on page 20 in the 2001 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information set forth under the headings "Proposal One - Election of Directors - Compensation of Executive Officers", "Salary and Benefits Committee Report", "Summary Compensation Table", "Grants of Options/SARs in 2000", "Aggregated Options/SAR Exercises in 2000 and 2000 Year-End Option/SAR Values", "Profit Sharing Plan", "Executive Deferred Compensation Plan", "Performance Graph", and "Employment and Severance Agreements" on pages 8 through 11 and pages 13 through 16 of the 2001 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

     Information set forth under the headings, "Proposal One Election of Directors - General" on pages 3 through 8, "Proposal One - Election of
     Directors - Management Stock Ownership" on page 8, and "Principal Shareholders" on page 18 to 19 in the 2001 Proxy Statement, relating to the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by the directors of Seacoast, all such directors and officers as a group and certain beneficial owners is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information set forth under the heading "Proposal One - Election of Directors - Salary and Benefits Committee Interlocks and Insider Participation" and "Certain Transactions and Business Relationships" on page 16 through 17 of the 2001 Proxy Statement is incorporated herein by reference.

                                     Part IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

a)(1) List of all financial statements

     The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 2000 Annual Report are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

     Exhibit 10.11 2000 Long Term Incentive Plan
     --------------------------------------------
     Incorporated herein by Reference from registrant's Registration Statement on Form S-8 File No. 333-49972, dated November 15, 2000.

     Exhibit 10.12 Executive Deferred Compensation Plan
     --------------------------------------------------
     Dated October ____, 2000, but effective as of November 1, 2000.

     Exhibit 13  2000 Annual Report
     ------------------------------
     The following portions of the 2000 Annual Report are incorporated herein by reference:

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

b) Reports on Form 8-K
   No reports on Form 8-K were filed during the last quarter of 2000.

c) Exhibits
   The response to this portion of Item 14 is submitted as a separate section of this report.

d) Financial Statement Schedules
   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 28th day of March, 2001.

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

                                                Date

/s/ Dale M. Hudson                              March 28, 2001
------------------
Dale M. Hudson, Chairman of the Board
and Director

/s/ Dennis S. Hudson, III                       March 28, 2001
-------------------------
Dennis S. Hudson, III, President,
Chief Executive Officer and Director

/s/ William R. Hahl                             March 28, 2001
-------------------
William R. Hahl, Executive Vice President and
Chief Financial Officer

/s/ Jeffrey C. Bruner                           March 28, 2001
---------------------
Jeffrey C. Bruner, Director

/s/ John H. Crane                               March 28, 2001
-----------------
John H. Crane, Director

/s/ Evans Crary, Jr.                            March 28, 2001
--------------------
Evans Crary, Jr., Director

/s/ Christopher E. Fogal                        March 28, 2001
------------------------
Christopher E. Fogal, Director

/s/ Jeffrey S. Furst                            March 28, 2001
--------------------
Jeffrey S. Furst, Director

/s/ Dennis S. Hudson, Jr.                       March 28, 2001
-------------------------
Dennis S. Hudson, Jr., Director


__________________________________              March 28, 2001
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.                      March 28, 2001
--------------------------
Thomas H. Thurlow, Jr., Director