Form 10-Q
period 2001-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2001-05-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended                Commission file
              MARCH 31, 2001                             No. 0-13660

                     SEACOAST BANKING CORPORATION OF FLORIDA
             (Exact name of registrant as specified in its charter)

          Florida                                         59-2260678
--------------------------------                    -----------------------
(State or other jurisdiction of                     (IRS employer
 incorporation or organization)                       identification number)

   815 Colorado Avenue, Stuart  FL                           34994
----------------------------------------                 ---------------
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

         YES [  ]   NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2001:

             Class A Common Stock, $.10 Par Value - 4,348,740 shares

              Class B Common Stock, $.10 Par Value - 358,710 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                        PAGE #

Item 1   Financial Statements (Unaudited)

         Condensed consolidated balance sheets -
         March 31, 2001, December 31, 2000 and
         March 31, 2000                                               3 - 4

         Condensed consolidated statements of income -
         Three months ended March 31, 2001 and 2000                   5 - 6

         Condensed consolidated statements of cash flows -
         Three months ended March 31, 2001 and 2000                   7 - 9

         Notes to condensed consolidated financial
         statements                                                  10 - 11

Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                12 - 22


Part II  OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                     23

SIGNATURES                                                             24

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS       (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                             March 31,  December 31,  March 31,
(Dollars in thousands)                         2001        2000         2000
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                  $28,203      $33,505     $40,381
    Federal funds sold                        43,490       39,000      20,000
    Securities:
        Held for sale (at market)            221,960      178,722     192,501
        Held for investment (market values:
          $18,035 at March 31, 2001,
          $26,078 at December 31, 2000
          & $20,762 at March 31, 2000)        17,723       25,942      20,597
                                             -------      -------     -------
          TOTAL SECURITIES                   239,683      204,664     213,098

    Loans available for sale                  12,207        2,030         959
    Loans                                    821,656      844,546     809,105
    Less:  Allowance for loan losses          (7,224)      (7,218)     (7,004)
                                             -------      -------     -------
          NET LOANS                          814,432      837,328     802,101
    Bank premises and equipment, net          16,315       16,633      16,773
    Other assets                              15,678       18,213      16,686
                                          ----------   ----------  ----------
                                          $1,170,008   $1,151,373  $1,109,998
                                          ==========   ==========  ==========
LIABILITIES
    Deposits                                $982,290     $957,089    $949,382
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days               52,431       65,020      27,414

    Other borrowings                          40,000       40,000      49,970

    Other liabilities                          6,841        5,001       4,810
                                           ---------    ---------   ---------
                                           1,081,562    1,067,110   1,031,576

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)    (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                          March 31,    December 31,    March 31,
(Dollars in thousands)                      2001           2000          2000
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                                0              0             0
  Class A common stock                         482            482           482
  Class B common stock                          36             36            36
  Additional paid-in capital                27,831         27,831        27,743
  Retained earnings                         74,423         72,562        67,458
  Less: Treasury stock                     (14,879)       (14,470)      (12,089)
                                            ------         ------        ------
                                            87,893         86,441        83,630
Other Comprehensive Income (loss)              553         (2,178)       (5,208)
                                            ------          -----         -----
      TOTAL SHAREHOLDERS'
        EQUITY                              88,446         84,263        78,422
                                        ----------     ----------    ----------
                                        $1,170,008     $1,151,373    $1,109,998
                                        ==========     ==========    ==========

--------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                         Three Months Ended
                                                              March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)            2001          2000
--------------------------------------------------------------------------------
Interest and dividends on securities                    $3,206        $3,396
Interest and fees on loans                              16,863        15,498
Interest on federal funds sold                             607           159
                                                        ------        ------
    TOTAL INTEREST INCOME                               20,676        19,053

Interest on deposits                                     2,349         2,167
Interest on time certificates                            6,223         5,203
Interest on borrowed money                               1,206           954
                                                        ------        ------
    TOTAL INTEREST EXPENSE                               9,778         8,324
                                                        ------        ------
      NET INTEREST INCOME                               10,898        10,729
Provision for loan losses                                    0           150
                                                        ------        ------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                       10,898        10,579
Noninterest income
  Securities gains                                         145             1
  Other income                                           3,540         3,443
                                                        ------        ------
    TOTAL NONINTEREST INCOME                             3,685         3,444
    TOTAL NONINTEREST EXPENSES                           9,179         9,006
                                                        ------        ------
      INCOME BEFORE INCOME TAXES                         5,404         5,017
Provision for income taxes                               2,126         1,910
                                                        ------        ------
      NET INCOME                                       $ 3,278       $ 3,107
                                                       =======       =======

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)          2001                2000
--------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
     Net income diluted                              $ 0.69              $ 0.64

     Net income basic                                  0.69                0.64


CASH DIVIDENDS DECLARED:
       Class A                                         0.28                0.26
       Class B                                        0.254               0.236

Average shares outstanding - Diluted              4,766,314           4,870,539

Average shares outstanding - Basic                4,729,106           4,832,118
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                            Three Months Ended
                                                                  March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                       2001        2000
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                       $ 20,683     $ 18,753
  Fees and commissions received                              3,214        3,436
  Interest paid                                             (9,816)      (8,146)
  Cash paid to suppliers and employees                      (8,832)      (9,822)
  Income taxes paid                                           (138)           0
                                                          --------     --------
Net cash provided by operating activities                    5,111        4,221
Cash flows from investing activities
  Proceeds from maturity of securities held for sale         8,197        3,776
  Proceeds from maturity of securities held for investment   1,610        1,839
  Proceeds from sale of securities held for sale            65,927          120
  Purchase of securities held for sale                    (100,233)        (423)
  Purchase of securities held for investment                (5,902)      (5,000)
  Proceeds from sale of loans                               21,652        7,119
  Net new loans and principal repayments                    (8,572)     (38,032)
  Proceeds from the sale of other real estate owned            212          220
  Additions to bank premises and equipment                    (196)        (710)
  Net change in other assets                                   590          150
                                                            ------       ------
Net cash used in investing activities                      (16,715)     (30,941)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                            Three Months Ended
                                                                  March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                       2001        2000
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits                                  25,208      43,449
  Net decrease in federal funds purchased and
    repurchase agreements                                  (12,589)    (39,550)
  Net increase in other borrowings                               0      25,000
  Exercise of stock options                                    580          86
  Treasury stock acquired                                   (1,098)       (577)
  Dividends paid                                            (1,309)     (1,249)
                                                            ------      ------
Net cash provided by in financing activities                10,792      27,159
                                                            ------      ------
Net increase (decrease) in cash and cash equivalents          (812)        439
Cash and cash equivalents at beginning of period            72,505      59,942
                                                           -------     -------
Cash and cash equivalents at end of period                 $71,693     $60,381
                                                           =======     =======

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                          Three Months Ended
                                                                March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                     2001        2000
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                               $ 3,278     $ 3,107
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                              645         653
  Provision for loan losses                                    0         150
  Securities gains                                          (145)         (1)
  Gain on sale of loans                                     (388)        (65)
  Loss on sale and writedown of foreclosed
    assets                                                    15          23
  (Gain) loss on disposition of fixed assets                  (1)         11
  Change in interest receivable                               77        (244)
  Change in interest payable                                 (38)        178
  Change in prepaid expenses                                 (15)        (80)
  Change in accrued taxes                                  2,096       2,037
  Change in other liabilities                               (413)     (1,548)
--------------------------------------------------------------------------------
Total adjustments                                          1,833       1,114
                                                          ------      ------
Net cash provided by operating activities                 $5,111      $4,221
                                                          ======      ======

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing
  activities:
  Transfers from loans to other real estate owned           $ 27        $  0
  Market value adjustment to securities                    4,397        (304)
  Transfers from securities held for investment to
  securities held for sale                                12,510           0
  Transfers from loans to securities held for sale        10,091           0
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 2001 and 2000, comprehensive income was as follows:

                                                     Three Months Ended
                                                          March 31,
(Dollars in thousands)                                2001        2000
                                                ----------------------------
         Net Income                                 $3,278      $3,107

         Unrealized gains (losses) on securities     2,731         (58)
                                                    ------      ------
         Comprehensive Income                       $6,009      $3,049

--------------------------------------------------------------------------------
NOTE C - DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to limit volatility of net interest income. Derivative instruments had no effect on net interest income in first quarter 2001 or the prior year.

The Company adopted  Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. There was no financial impact on earnings or other comprehensive income as a result of the adoption. However, the Company did reclassify $12.5 million of securities as available for sale which were previously classified as held to maturity in accordance with SFAS No. 115.

NOTE D - OTHER BORROWINGS

On July  31,  1998,  the  Company  acquired  $24,970,000  in  other  borrowings,
$15,000,000 from the Federal Home Loan Bank (FHLB), principal payable on November 12, 2009 with interest payable quarterly at 6.10%, and $9,970,000 from Donaldson, Lufkin & Jenrette (DLJ), principal payable on July 31,2003 with interest payable quarterly at 5.40%. The DLJ boorowing was called on August 31, 2000. The FHLB debt is subject to early termination in accordance with the terms of the agreement as of November 12, 2004.

On March 9, 2000, an additional borrowing from the FHLB for $25,000,000 was acquired, with a fixed term payable on March 9, 2002, and interest payable monthly at 6.99%. This borrowing was restructured to a 3-year term on December 1, 2000 at 6.55%.

The FHLB debt is secured by residential mortgage loans totaling $40,000,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2001

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the first quarter of 2001 totaled $3,278,000 or $0.69 per share diluted, higher than the $2,936,000 or $0.62 per share diluted recorded in the fourth quarter of 2000 and higher than the $3,107,000 or $0.64 per share diluted reported in the first quarter of 2000.

Return on average assets was 1.17 percent and return on average shareholders' equity was 15.06 percent for the first quarter of 2001, compared to fourth quarter 2000's performance of 1.05 percent and 13.40 percent, respectively, and the prior year's first quarter results of 1.15 percent and 14.75 percent, respectively. The increase in return on equity reflects improved earnings and, to a lesser extent, the impact of the Company's share repurchase program (See "Capital Resources").

NET INTEREST INCOME

Net interest income (fully taxable equivalent) for 2001 totaled $10,959,000, $457,000 or 4.4 percent greater than for the fourth quarter of 2000 and $154,000 or 1.4 percent higher than for the first quarter of 2000.

Net interest margin on a tax equivalent basis improved for the first quarter of 2001 compared to the fourth quarter of 2000. On a tax equivalent basis the margin increased 17 basis points to 4.10 percent during the first quarter of 2001 from 3.93 percent in the fourth quarter of 2000. The Federal Reserve's actions to decrease short term interest rates by 150 basis points, beginning in late December with a 50 basis point cut and subsequent cuts of an additional 50 basis points in January 2001 and March 2001 contributed to the improvement in margin. The cost of interest-bearing liabilities decreased 16 basis points to
4.42 percent from fourth quarter, with rates for savings deposits, certificates of deposit, short term borrowings (entirely composed of repurchase agreements during the first quarter of 2001), and other borrowings decreasing 37, 2, 126 and 18 basis points, respectively. The rate for savings accounts decreased less than what might be expected as a result of the Company continuing to successfully market two savings products called Grand Savings and Grand Savings Plus that earn a higher rate. The average balance for these two accounts during the first quarter of 2001 totaled $62,670,000 and $42,591,000, respectively, compared to $58,257,000 and $40,168,000, respectively, for fourth quarter 2000. The rate on certificates of deposit is expected to decline over the remainder of 2001 as $213,847,000 or 49.7 percent of outstanding certificates mature and re-price. The decrease in rate for other borrowings was due to the Company extending an existing fixed rate $25 million borrowing from the Federal Home Loan Bank (FHLB) to a term of 3 years at 6.55 percent (versus 6.99 percent prior to extension) in December 2000 (see Note D to the Financial Statements). The rate on NOW accounts increased during the quarter by 29 basis points to 2.24 percent and the rate on money market balances declined 3 basis points. In large part, this is due to the Company introducing a new product called Investor NOW in late 2000 which is index priced to be competitive with third party money market funds, but requires a minimum balance of $100,000. The average balance for this account during the first quarter of 2001 was $22,611,000, compared to $12,598,000 in the fourth quarter of 2000.

Impacting the margin as well, the yield on earning assets decreased 6 basis points to 7.76 percent during the first quarter of 2001, compared to the fourth quarter. Increases in the yield on loans of 10 basis points to 8.20 percent and the yield on securities of 1 basis point to 6.30 percent were recorded during the first quarter of 2001, while the yield on federal funds sold declined 102 basis points to 5.55 percent. Average earning assets for the first quarter of 2001 are $20,730,000 or 1.9 percent higher when compared to prior year's fourth quarter. Average loan balances declined $1,563,000 or 0.2 percent to $835,472,000, average investment securities decreased $13,463,000 or 6.2 percent to $204,467,000, and average federal funds sold increased $37,756,000 to $44,358,000. Impacting loan growth during the first quarter of 2001 were securitizations and sales of residential mortgages totaling $24.5 million, reflecting the Company's new mortgage banking emphasis. Activity in the Company's securities portfolio was significant as well, with sales of securities of $65.9 million and purchases totaling $106.1 million transacted, reflecting a restructuring of the securities portfolio during the first quarter for better performance in a declining interest rate environment.

For the first quarter a year ago, the net interest margin was 4.24 percent. The yield on average earning assets was 7.50 percent and rate on interest-bearing liabilities was 3.96 percent.

The mix of earning assets and interest bearing liabilities impacts the margin. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 77.1 percent in the first quarter of 2001, compared to 77.2 percent a year ago. Average certificates of deposit (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities increased to 47.0 percent, compared to 46.4 percent in the first quarter of 2000, reflecting consumer desire to seek higher yielding alternative products over the last twelve months. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and other borrowings) totaled 10.3 percent of interest bearing liabilities in the first quarter, versus 8.4 percent a year ago. While average noninterest bearing demand deposits declined $2,914,000 or 2.0 percent to $145,427,000, growth in lower cost interest bearing core deposits (NOW, savings and money market deposits) of $1,167,000 or 0.3 percent to $383,121,000 favorably affected the Company's deposit mix.

PROVISION FOR LOAN LOSSES

No provisioning was recorded in the first quarter of 2001, reflecting the Company's exceptional credit quality, declining nonperforming assets, and slower loan growth. A provision of $150,000 was recorded in all quarters in 2000, $600,000 for the total year in 2000. Net recoveries for the first quarter of $6,000 compared to net charge-offs of $17,000 in 2000. Net charge-offs (recoveries) annualized as a percent of average loans were at zero percent for the first quarter of 2001, compared to 0.01 percent for the same quarter in 2000 and 0.03 percent for the total year in 2000. These ratios are much better than the banking industry as a whole.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency
(OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. (See "Allowance for Loan Losses")

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,540,000 for the first quarter of 2001, $97,000 or 2.8 percent higher than for the same period last year.

Noninterest income was favorably impacted by growth in fee based businesses. Although brokerage commissions and fees declined $494,000 or 55.3 percent year over year to $400,000, other noninterest revenue sources on an aggregate basis increased $591,000 or 23.2 percent. Slower economic activity began to effect brokerage revenue late in 2000 and the trend continued in the first quarter of 2001 with consumers shifting from the purchase of investment products to more conservative deposit products. However, the Company continued its transition from a residential portfolio lender to a mortgage banking operation which it began in 2000. As a result, the Company increased noninterest income related to mortgage loan production by 153.7% to $449,000 in the first quarter of 2001 from $177,000 a year ago for the same period. In addition, increasing usage of check cards by the Company's core deposit customers increased interchange income to $166,000 for the first quarter, an increase of $74,000 or 80.4 percent from first quarter a year ago. Revenue from the sale of marine loans totaling $6.9 million by the Company's subsidiary bank's Seacoast Marine Finance division (which began operations in February 2000) totaled $124,000 in the first quarter of 2001, a $66,000 or 113.8 percent increase from last year in the first quarter. Also increasing in the first quarter of 2001 year over year, service charges on deposits grew $69,000 or 6.0 percent to $1,217,000 and trust income increased $26,000 or 3.8 percent to $703,000. Remaining noninterest revenue sources (principally other service charges and fees) increased $84,000 or 21.1 percent to $481,000, including a $29,000 or 52.0 percent increase in check charges and recognition of $20,000 (versus zero a year ago) for the cash surrender value of key man life insurance.

Lower rates for fixed rate residential 15- and 30-year loan products during late 2000 and in 2001 have resulted in higher refinance activity and mortgage banking revenues are expected to remain strong over the remainder of 2001. Although financial markets are in turmoil, the Company intends to continue to emphasize investment products in 2001 and expects it will benefit from another new revenue source beginning in the second quarter of 2001, the sale of life insurance.

Securities gains of $145,000 were recognized during the first quarter of 2001, compared to $1,000 a year ago (see "Securities").

NONINTEREST EXPENSES

When compared to 2000, noninterest expenses for the first quarter increased by $173,000 or 1.9 percent to $9,179,000. The Company's overhead ratio has decreased over the past three years, from 69.6 percent in the first quarter of 1998 to 66.5 percent in 1999 to 63.2 percent a year ago. The overhead ratio was
63.5 percent in the first quarter of 2001. This is reflective of initiatives to reduce overhead costs, particularly staffing, and streamlined operational and procedural changes that have been implemented.

Salaries and wages increased $32,000 or 0.9 percent to $3,402,000 compared to the prior year quarter. Commissions on revenue from brokerage activities were $201,000 lower year over year and contributed to the nominal increase in salaries. Employee benefits increased $60,000 or 6.9 percent to $928,000 from the first quarter of 2000. Higher group health insurance and incentive costs are the primary cause for the increase in benefit expenditures for 2001.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $24,000 or 1.8 percent to $1,377,000, versus first quarter results last year. A reduction in lease payments of $29,000 (closure of a St. Lucie County branch in July 2000 and lower common area maintenance costs) reduced occupancy expense.

Outsourced data processing costs totaled $1,093,000 for the first quarter of 2001, an increase of $81,000 or 8.0 percent from a year ago. The Company's utilizes a third party for its core data processing system. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Costs associated with foreclosed and repossessed asset management and disposition totaled only $25,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") in the first quarter 2001. Legal and professional costs increased $12,000 or 4.0 percent to $309,000 when compared to March 31, 2000.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $73,000 or 16.4 percent to $518,000 when compared to a year ago. Of this increase, $26,000 was a result of higher sales promotion costs, $34,000 for newspaper advertising and $11,000 for direct mail campaigns.

INCOME TAXES

Income taxes as a percentage of income before taxes were 39.3 percent for the first quarter of this year, compared to 38.1 percent in 2000. The rate reflects a higher rate of provisioning for state income taxes, a result of lower tax credit, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes expected to exceed $18 million.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first quarter of 2001 was 7.76 percent, compared to 7.82 percent during the first quarter of 2000. The Company manages the size of its equity through a program of share repurchases of outstanding Class A Common stock. In treasury stock at March 31, 2001, there were 475,676 shares totaling $14,879,000, compared to 372,983 shares or $12,089,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At March 31, 2001, the Company's ratio was 12.23 percent.

LOAN PORTFOLIO

The Company's loan activity is principally with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $821,656,000 at March 31, 2001, $12,551,000 or 1.6 percent more than at
March 31, 2000, and $22,890,000 or 2.7 percent less than at December 31, 2000.

During the first quarter of 2001, $24.5 million in fixed rate residential mortgage loans and $6.9 million in marine loans (generated by Seacoast Marine Finance) were securitized or sold. In comparison, during the first quarter last year, $0.9 million in fixed rate residential mortgage loans and $6.2 million in marine loans were sold. Over the past twelve months, $36.9 million in fixed rate residential loans and $26.9 million in marine loans have been sold.

At March 31, 2001, the Company's mortgage loan balances secured by residential properties amounted to $447,389,000 or 54.4 percent of total loans (versus $456,204,000 or 56.4 percent a year ago). The next largest concentration was loans secured by commercial real estate totaling $199,533,000 or 24.3 percent (versus $183,952,000 or 22.7 percent a year ago). The Company was also a creditor for consumer loans to individual customers totaling $93,723,000 (versus $80,918,000 a year ago), most secured with collateral and including marine loans totaling approximately $16.8 million generated by the Company's subsidiary bank's marine lending division, Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Commercial loans of $36,913,000 (versus $35,919,000 last year), home equity lines of credit of $12,565,000 (compared to $13,630,000 for prior year), and construction loans of $31,389,000 (versus $38,239,000 a year ago) were outstanding as well at March 31, 2001.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At March 31, 2001, approximately $191 million or 43 percent of the Company's residential mortgage loan balances were adjustable, compared to $176 million or 39 percent a year ago.

Of the approximate $31 million of new residential loans originated in 2001, $3 million were adjustable and $28 million were fixed rate. Loans secured by residential properties having fixed rates totaled approximately $257 million at March 31, 2001, of which 15- and 30-year mortgages totaled approximately $111 million and $106 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The majority of all loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. The Company's historical charge-off rates for residential real estate loans have been minimal, with $1,000 in net recoveries for the first quarter of 2001 compared to $43,000 in net charge-offs for all of 2000. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $116 million and $84 million, respectively, at March 31, 2001, compared to $116 million and $68 million, respectively, a year ago. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio and by making commercial real estate loans primarily on owner occupied properties.

At March 31, 2001, the Company had commitments to make loans (excluding unused home equity lines of credit) of $75,511,000, compared to $73,513,000 at March 31, 2000.

ALLOWANCE FOR LOAN LOSSES

Net recoveries on residential real estate loans, commercial real estate loans, commercial loans and credit cards of $1,000, $1,000, $11,000 and $11,000, respectively, were recorded for the first three months of 2001. Net charge-offs of $18,000 occurred on installment loans for the same period. In comparison, net recoveries of $6,000 and $27,000, respectively, were recorded for residential real estate loans and commercial real estate loans in 2000. In the first quarter of 2000, net charge-offs for consumer loans of $104,000 were realized and net recoveries for commercial loans and credit card loans of $26,000 and $28,000, respectively, were recognized. As a result of the sale of the credit card portfolio in 1998, the Company eliminated its exposure to future credit card losses and continues to recover amounts on losses recorded prior to the sale. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group.

The ratio of the allowance for loan losses to net loans outstanding was 0.88 percent at March 31, 2001. This ratio was 0.87 percent at March 31, 2000 and
0.85 percent at December 31, 2000. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 341.9 percent at March 31, 2001, compared to 191.4 percent at the same date in 2000.

The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, internal controls, audit results, staff turnover, local market economics and loan growth. The resulting lower allowance level necessitated is also reflective of the subsidiary bank's favorable and consistent delinquency trends and historical loss performance. These performance results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff. The size of the allowance also reflects the large amount of permanent residential loans held by the Company whose historical charge-offs and delinquencies have been superior by any comparison.

Concentration of credit risk, discussed under "Loan Portfolio" of this discussion and analysis, may affect the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At March 31, 2001, the Company had 674 million in loans secured by real estate, representing 78.7 percent of total loans, down from 79 percent at March 31, 2000. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the metholology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.


The unprecedented strong economic growth over the last five years has resulted in improved credit quality measures for the Company and the entire banking industry. At year-end 2000, the Company's allowance for loan losses equated to
8.8 times average charge-offs for the last three years. In contrast, the allowance equated to approximately two times charge-offs in the early 1990's when Florida experienced a real estate economic decline.

NONPERFORMING ASSETS

At March 31, 2001, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.27 percent, compared to
0.46 percent one year earlier.

At March 31, 2001, there were $5,000 in accruing loans past due 90 days or more and OREO of $146,000 was outstanding. In 2000 on the same date, there were no accruing loans past due 90 days or more and OREO balances of $96,000 were outstanding.

Nonaccrual loans totaled $2,108,000 at March 31, 2001, compared to a balance of $3,659,000 at March 31, 2000. Most of the nonaccrual loans outstanding at March 31, 2001 were performing with respect to payments, with the exception of 14 loans aggregating to $1,398,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 2001, 95 percent is secured with real estate, the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At March 31, 2001, the Company had $221,070,000 or
92.6 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $17,723,000, representing 7.4 percent of total securities.

The Company's securities portfolio has increased $14,384,000 or 6.4 percent from March 31, 2000 and $30,621,000 or 14.7 percent from December 31, 2000. In the first quarter of 2001, proceeds from the sale of securities totaled $65,927,000, maturities totaled $9,807,000 and purchases aggregated $106,135,000. With the recent Federal Reserve policy shift to decreasing interest rates, the Company transacted sales of certain securities and realized net gains of $145,000 for the first quarter of 2001. Included in the sales was the divestiture of the Company's $23 million investment in mutual funds. As a result of the restructuring, Company management believes it has better positioned the securities portfolio to take advantage of the new rate environment.

The Company adopted  Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. There was no financial impact on earnings or other comprehensive income as a result of the adoption. However, the Company did reclassify $12,510,000 of securities as available for sale which were previously classified as held to maturity in accordance with SFAS No. 115.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly which can be reinvested. At March 31, 2001, the duration of the portfolio was 3.1 years, compared to 3.2 years a year ago.

Unrealized net securities gains of $1,202,000 at March 31, 2001, compared to net losses of $8,214,000 at March 31, 2000 and $3,372,000 at December 31, 2000. The
Federal Reserve increased rates 100 basis points in 2000 and decreased rates 150 basis points most recently, over the period December 2000 to March 2001. The increase in rates in 2000 did not affect rates for instruments with maturities over 2 years significantly, but recent rate declines did provide appreciation in the market value of the Company's securities portfolio. Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.

DEPOSITS / BORROWINGS

Total deposits increased $32,908,000 or 3.5 percent to $982,290,000 at March 31, 2001, compared to one year earlier. Certificates of deposits increased $32,310,000 or 8.1 percent to $429,947,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) decreased $5,034,000 or 1.3 percent to $390,075,000, and noninterest bearing demand deposits increased $5,632,000 or 3.6 percent to $162,268,000. Lower interest rates, an uncertain economic environment, and recent turmoil in financial markets have aided growth in deposits as customers seek the stability of bank products, particularly higher yielding certificates of deposit.

Repurchase   agreement  balances  increased   $25,017,000  or  91.3  percent  to
$52,431,000 at March 31, 2001. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. Other borrowings decreased $9,970,000,000 to $40,000,000 year over year, reflecting funding obtained through Donaldson, Lufkin and Jenerette (DLJ) at 5.40 percent being terminated (called) at the end of August 2000.

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

Based on the Company's most recent ALCO modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 19.5 percent.

The Company's ALCO uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 2.6 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company may use derivative instruments to limit the volatility of net interest income. Derivative instruments had no effect on net interest income in the first quarter of 2001 or the prior year.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2001, the Company had available lines of credit of $130,500,000. The Company also had $128,200,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At March 31, 2000, the amount of securities available and not pledged was $109,142,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $71,693,000 at March 31, 2001 as compared to $60,381,000 at March 31, 2000. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio. As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 2001, the cash flow from operations of $5,111,000 was $890,000 higher than during the same period of 2000.

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

     No reports on Form 8-K were filed for the three-month period ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SEACOAST BANKING CORPORATION OF FLORIDA





May 14, 2001                         /s/ Dennis S. Hudson, III
------------                         ----------------------------------
                                     DENNIS S. HUDSON, III
                                     President & Chief Executive Officer


May 14, 2001                         /s/ William R. Hahl
------------                         ---------------------------------
                                     WILLIAM R. HAHL
                                     Executive Vice President &
                                     Chief Financial Officer