Form 10-Q
period 2001-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2001-08-13
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        [X] Quarterly report pursuant to section 13 or 15(d) of the
                         Securities Exchange Act of 1934

         For the quarterly period ended         Commission file
               JUNE 30, 2001                      No. 0-13660

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

         YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2001:

             Class A Common Stock, $.10 Par Value - 4,359,594 shares

             Class B Common Stock, $.10 Par Value - 352,560 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                       PAGE #

Item 1   Financial Statements (Unaudited)

             Condensed consolidated balance sheets -
             June 30, 2001, December 31, 2000 and
             June 30, 2000                                            3 - 4

             Condensed consolidated statements of income -
             Three months and six months ended June 30,
             2001 and 2000                                              5

             Condensed consolidated statements of cash flows -
             Six months ended June 30, 2001 and 2000                  6 - 7

             Notes to condensed consolidated financial
             statements                                                 8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9 - 16


Part II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders            17

Item 6   Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                              18

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS       (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                              June 30,   December 31,   June 30,
(Dollars in thousands)                          2001        2000          2000
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                    $33,251     $33,505      $30,988
    Federal funds sold                          54,225      39,000            0
    Securities:
        Held for Sale (at market)              192,283     178,722      188,806
        Held for Investment (market values:
          $17,199 at June 30, 2001,
          $26,078 at December 31, 2000
          & $27,661 at June 30, 2000)           16,779      25,942       27,815
                                            ------------------------------------
          TOTAL SECURITIES                     209,062     204,664      216,621


    Loans available for sale                     9,050       2,030        1,474

    Loans                                      827,188     844,546      827,437
    Less:  Allowance for loan losses            (7,185)     (7,218)      (7,103)
                                            ------------------------------------
          NET LOANS                            820,003     837,328      820,334

    Bank premises and equipment                 16,088      16,633       17,455
    Other assets                                14,469      18,213       18,008
                                            ------------------------------------
                                            $1,156,148  $1,151,373   $1,104,880
                                            ====================================

LIABILITIES & SHAREHOLDERS' EQUITY LIABILITIES
    Deposits                                  $971,185    $957,089     $939,028
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days                 47,921      65,020       31,218

    Other borrowings                            40,000      40,000       49,970
    Other liabilities                            5,931       5,001        5,443
                                             -----------------------------------
                                             1,065,037   1,067,110    1,025,659

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)    (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                              June 30,   December 31,  June 30,
(Dollars in thousands)                          2001         2000        2000
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                                  0              0           0
  Class A common stock                           483            482         482
  Class B common stock                            35             36          36
  Additional paid-in capital                  27,831         27,831      27,809
  Retained earnings                           76,804         72,562      69,197
  Less: Treasury stock                       (14,740)       (14,470)    (13,379)
                                          --------------------------------------
                                              90,413         86,441      84,145
  Other comprehensive income                     698         (2,178)     (4,924)
                                          --------------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                                91,111         84,263      79,221
                                          --------------------------------------
                                          $1,156,148     $1,151,373  $1,104,880
                                          ======================================

--------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries


                                        Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                        ----------------------------------------
(Dollars in thousands,
except per share data)                   2001      2000         2001      2000
--------------------------------------------------------------------------------

Interest and dividends on
   securities                           $3,674    $3,448       $6,880    $6,844
Interest and fees on loans              16,715    16,284       33,578    31,782
Interest on federal funds sold             332       164          939       323
                                        ----------------------------------------
    TOTAL INTEREST INCOME               20,721    19,896       41,397    38,949

Interest on deposits                     2,183     2,411        4,532     4,578
Interest on time certificates            6,147     5,675       12,370    10,878
Interest on borrowed money               1,043     1,169        2,249     2,123
                                        ----------------------------------------
    TOTAL INTEREST EXPENSE               9,373     9,255       19,151    17,579
                                        ----------------------------------------
    NET INTEREST INCOME                 11,348    10,641       22,246    21,370
Provision for loan losses                    0       150            0       300
                                        ----------------------------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES         11,348    10,491       22,246    21,070
Noninterest income
  Securities gains                         422         1          567         2
  Other income                           3,849     3,232        7,389     6,675
                                        ----------------------------------------
    TOTAL NONINTEREST INCOME             4,271     3,233        7,956     6,677
    TOTAL NONINTEREST EXPENSES           9,522     8,741       18,701    17,747
                                        ----------------------------------------
    INCOME BEFORE INCOME TAXES           6,097     4,983       11,501    10,000
Provision for income taxes               2,395     1,920        4,521     3,830
                                        ----------------------------------------
    NET INCOME                          $3,702    $3,063       $6,980    $6,170
                                        ========================================

--------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
    Net income basic                     $0.79     $0.64        $1.48     $1.28
    Net income diluted                    0.78      0.63         1.46      1.27

    CASH DIVIDENDS DECLARED:
       Class A                            0.28      0.26         0.56      0.52
       Class B                           0.254     0.236        0.508     0.472

AVERAGE SHARES OUTSTANDING
     Basic                           4,710,313 4,800,023    4,719,658 4,816,071
     Diluted                         4,767,295 4,832,070    4,766,807 4,851,305

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                          Six Months Ended
                                                             June 30,
                                                   -----------------------------
(Dollars in thousands)                                  2001           2000
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                   $41,818        $38,383
  Fees and commissions received                         7,562          6,792
  Interest paid                                       (19,286)       (17,322)
  Cash paid to suppliers and employees                (16,303)       (17,327)
  Income taxes paid                                    (4,482)        (3,666)
                                                    ----------------------------
Net cash provided by operating activities               9,309          6,860

Cash flows from investing activities
  Proceeds from maturity of securities held for
    sale                                               35,319          8,161
  Proceeds from maturity of securities held for
    investment                                          2,545          2,768
  Proceeds from sale of securities held for sale      135,032            125
  Purchase of securities held for sale               (166,105)          (592)
  Purchase of securities held for investment           (5,902)       (13,147)
  Net new loans and principal repayments               10,206        (50,178)
  Proceeds from the sale of other real estate owned       236            565
  Additions to bank premises and equipment               (505)        (1,865)
  Net change in other assets                              847            291
                                                   -----------------------------
Net cash provided by (used in) investing activities    11,673        (53,872)

Cash flows from financing activities
  Net increase in deposits                             14,096         33,089
  Net decrease in federal funds purchased and
    repurchase agreements                             (17,099)       (35,746)
  Net increase in other borrowings                          0         25,000
  Exercise of stock options                               694            184
  Treasury stock acquired                              (1,083)        (1,985)
  Dividends paid                                       (2,619)        (2,484)
                                                   -----------------------------
Net cash provided by (used in) financing activities    (6,011)        18,058
                                                   -----------------------------
Net increase(decrease) in cash and cash equivalents    14,971        (28,954)
Cash and cash equivalents at beginning of year         72,505         59,942
                                                   -----------------------------
Cash and cash equivalents at end of period            $87,476        $30,988
                                                   =============================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                           Six Months Ended
                                                               June 30,
                                                   -----------------------------
(Dollars in thousands)                                   2001           2000
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                              $6,980         $6,170

Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                          1,438          1,273
  Provision for loan losses                                  0            300
  Gains on sale of securities                             (567)            (2)
  Losses on sale and writedown of foreclosed
    assets                                                  17              1
  Gains (losses) on disposition of fixed assets             (1)            15
  Change in interest receivable                            483           (434)
  Change in interest payable                              (135)           257
  Change in prepaid expenses                               217            (20)
  Change in accrued taxes                                  400            337
  Change in other liabilities                              477         (1,037)
--------------------------------------------------------------------------------
Total adjustments                                        2,329            690
                                                   -----------------------------
Net cash provided by operating activities               $9,309         $6,860
                                                   =============================

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned          $99           $302
  Market value adjustment to securities                  4,654            150
  Transfers from securities held for investment to
    securities held for sale                            12,510              0
  Transfers from loans to securities held for sale      19,595              0

--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 2001 and 2000, comprehensive income was as follows:

                                                   Three Months Ended June 30,
(Dollars in thousands)                                 2001            2000
                                                   -----------------------------
Net income                                            $3,702          $3,063

Unrealized gains-securities                              145             284
                                                   -----------------------------
Comprehensive income                                  $3,847          $3,347
                                                   =============================

                                                     Six Months Ended June 30,
(Dollars in thousands)                                 2001            2000
                                                   -----------------------------
Net income                                            $6,980          $6,170

Unrealized gains-securities                            2,876             226
                                                   -----------------------------
Comprehensive income                                  $9,856          $6,396
                                                   =============================

NOTE C - DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to limit volatility of net interest income. Derivative instruments had no effect on net interest income in the first two quarters of 2001 or the prior year.

The Company adopted  Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. There was no financial impact on earnings or other comprehensive income as a result of the adoption.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2001

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the second quarter of 2001 totaled $3,702,000 or $0.78 per share diluted, compared to $3,278,000 or $0.69 per share diluted recorded in the first quarter of 2001 and $3,063,000 or $0.63 per share diluted reported in the second quarter of 2000. Profits realized from investment securities sold added $259,000 or $0.05 per share diluted to second quarter 2001's results and $348,000 or $0.07 per share diluted year-to-date for 2001. The securities were sold to reduce exposure to future interest rate increases.

Return on average assets was 1.28 percent and return on average shareholders' equity was 16.52 percent for the second quarter of 2001, compared to first quarter 2001's performance of 1.17 percent and 15.06 percent, respectively, and the prior year's second quarter results of 1.11 percent and 14.45 percent, respectively.


NET INTEREST INCOME

Net interest income (fully taxable equivalent) increased $690,000 or 6.4 percent to $11,403,000 for the second quarter of 2001 compared to a year ago, and was $444,000 or 4.1 percent higher than the first quarter of 2001. For the six-month period ending June 30, 2001, net interest income (on a tax equivalent basis) increased $844,000 or 3.9 percent year over year to $22,362,000.

The Federal Reserve spent the first half of 2000 increasing short term interest rates 100 basis points, and as a result, the Company along with other banks saw its net interest margin decline. However, since December 2000 the Federal Reserve has been fairly aggressive in decreasing short term interest rates (by 275 basis points). A 50 basis point cut in December 2000 and subsequent cuts of 50 basis points in January, March, April, and May 2001 and 25 basis points in June 2001, have contributed to an improvement in the Company's margin. On a tax equivalent basis the net interest margin during the second quarter of 2001 was 2 basis points higher than for the first quarter of 2001. The margin for the current quarter and prior quarters is as follows:

                   Second Quarter 2001                4.12%
                   First Quarter 2001                 4.10
                   Fourth Quarter 2000                3.93
                   Third Quarter 2000                 3.90
                   Second Quarter 2000                4.08

In the second quarter of 2001, the cost of interest-bearing liabilities decreased 29 basis points to 4.13 percent from the first quarter of 2001, with rates for NOW, savings, money market accounts, certificates of deposit, short term borrowings (entirely composed of repurchase agreements with customers and federal funds purchased), and other borrowings decreasing 14, 54, 5, 22, 23 and 1 basis points, respectively. The rate for NOW accounts decreased less than what might be expected as a result of the Company continuing to successfully market a new product called Investor NOW, initially offered in late 2000 the product is index priced to be competitive with third party money funds, but requires a minimum balance of $100,000. The average balance for this account during the second quarter increased to $29.9 million from $22.6 million in the first quarter of this year and $12.6 million in the fourth quarter of 2000. Money market accounts as well were refined during the second quarter of this year with the Company adjusting tiering on its stratified money market products to meet customer expectations, thereby stemming outflow of core funds but causing the rate paid on money market deposits to not decline as much as might be expected. The rate on certificates of deposit is expected to continue to decline over the remainder of 2001 as $184.0 million or 43.0 percent of outstanding certificates of deposit mature and re-price.

With regards to interest earned, the yield on earning assets for the second quarter of 2001 decreased 25 basis points to 7.51 percent, compared to the first quarter of 2001. Decreases in the yield on loans of 16 basis points to 8.04 percent, the yield on securities of 29 basis points to 6.05 percent, and the yield on federal funds sold of 109 basis points to 4.46 percent were recorded. Average earning assets increased $25.8 million during the second quarter, with an increase of $40.8 million to $245.3 million in securities partially offset by declines of $14.5 million to $29.8 million in federal funds sold and $0.5 million (0.1 percent) to $835.0 million in loans. Impacting loan growth during the second quarter of 2001 was a securitization of residential mortgages totaling $9.5 million (compared to $10.1 million during the first quarter of 2001), and the origination of residential mortgage loans for sale to permanent third party investors.

The Company's held for sale securities portfolio had sales totaling $69.1 million and purchases of $65.9 million transacted during the current quarter compared to $65.9 million in sales and $106.1 million in purchases during the first quarter of 2001. Activity in the securities portfolio in the first quarter reflected a restructuring effort to maximize performance in the declining environment that was occurring. Of the $65.9 million in sales in the second quarter, $58.8 million was transacted in June 2001, in part to meet seasonal liquidity, but also to position the Company to better benefit from future rising interest rates.

For the second quarter a year ago, the net interest margin was 4.08 percent. The yield on average earning assets was 7.60 percent and rate on interest bearing liabilities was 4.26 percent.

The mix of earning assets and interest bearing liabilities impacts the margin.

                                                  Second Quarter
                                                  --------------
                                               2001            2000
                                               ----            ----
   Average Earning Asset Mix:
         Loans                                 75.2%           77.8%
         Securities                            22.1            21.2
         Federal Funds Sold                     2.7             1.0

   Average Interest Bearing Liabilities Mix:
         NOW, Savings, Money Market Deposits   43.1%           44.3%
         Certificates of Deposit               46.9            46.7
         Federal Funds Purchased and
             Repurchase Agreements              5.6             3.3
         Other Borrowings                       4.4             5.7

Loans (the highest yielding component of earning assets) as a percentage of average earning assets decreased 2.6 percent compared to a year ago, while average securities and federal funds sold (lower yielding components) increased
0.9 percent and 1.7 percent, respectively. While total loans did not increase as a percentage of earning assets versus prior year, the Company is successfully changing the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans (see "Loan Portfolio").

As can be seen in the above table, average certificates of deposit (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities increased only slightly. Lower loan growth has diminished funding requirements, thereby allowing the Company to price less competitively for certificates of deposit and to de-emphasize promotional advertising for such deposits. Also, with consumer interest in acquiring short-term certificates of deposit (less than six months) heightened, the Company has benefited from more frequent pricing of its certificates to lower rates (in synch with recent Federal Reserve actions in 2001). Lower cost core interest bearing deposits (NOW, savings and money market deposits) grew $4.5 million or 1.2 percent to $392.0 million year over year and noninterest bearing demand deposits grew $9.0 million or 6.0 percent to $158.5 million, favorably affecting the Company's deposit mix. Short-term borrowings (including federal funds purchased, but principally sweep repurchase agreements with customers of the Company's bank subsidiary) increased to 5.6 percent of interest bearing liabilities, reflecting an increase in the number of customers utilizing such sweep arrangements.

PROVISION FOR LOAN LOSSES

No provisioning was recorded in the first or second quarter of 2001, reflecting the Company's exceptional credit quality, declining nonperforming assets, and slower loan growth. A provision of $150,000 was recorded in all quarters in 2000, $600,000 for the total year in 2000. Net charge-offs of $39,000 for the second quarter of 2001 were partially offset by net recoveries in the first quarter of 2001 of $6,000. Net charge-offs annualized as a percent of average loans were at 0.1 percent for the first six months of 2001, compared to 0.02 percent for the same period in 2000 and 0.03 percent for the total year in 2000. These ratios are much better than the banking industry as a whole.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency
(OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise (See "Allowance for Loan Losses").

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,849,000 for the second quarter, an increase of $617,000 or 19.1 percent from the same period last year. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 25.3 percent of revenue in the second quarter of 2001 compared to 23.3 percent a year ago.

Market turmoil has affected revenue from brokerage activities since late 2000 and the trend continued in the first quarter of 2001 with consumers shifting from the purchase of investment products to more conservative deposit products. However, financial markets rebounded in the second quarter and brokerage revenue increased $24,000 or 4.5 percent to $556,000. Trust income was sluggish in the second quarter, declining $51,000 or 7.6 percent year over year to $618,000.

The Company has been among the leaders in the production of residential mortgage loans in its market. In order to improve profitability and better manage interest rate risks, the Company began producing loans for third party permanent investors in 2000. As a result, the Company increased noninterest income related to mortgage loan production to $521,000 in the second quarter of 2001, an increase of $321,000 or 160.5 percent from a year ago and $72,000 or 16.0 percent from the first quarter of this year.

Greater usage of check cards by the Company's core deposit customers and an increased cardholder base increased interchange income to $182,000, an increase of $76,000 or 71.7 percent from last year for the second quarter. Fees earned from the production of marine loans totaling $19.5 million by Seacoast Marine Finance (which began operations in February 2000) totaled $258,000, compared to $167,000 last year (a 54.5 percent increase). Also increasing year over year in the second quarter, service charges on deposits grew $103,000 or 8.8 percent to $1,268,000. Remaining noninterest revenue sources (principally other service charges and fees) increased $53,000 or 13.5 percent to $446,000.

Lower rates for fixed rate residential 15- and 30-year loan products during late 2000 and in 2001 have resulted in higher refinance activity. While refinance activity will likely decline, mortgage banking revenues are expected to remain strong over the remainder of 2001 as a result of increased market penetration. Although financial markets have been in turmoil, the Company intends to continue to emphasize investment products in 2001 and expects it will derive a benefit from the sale of life insurance, a new product in the second quarter of 2001.

Noninterest income, excluding gains and losses from securities sales, totaled $7,389,000 for the six-month period ending June 30, 2001, an increase of $714,000 or 10.7 percent from the same period last year. As in the quarterly comparison, the more significant increases were in mortgage banking, check card interchange income, the sale of marine loans, and service charges on deposits, increasing year over year $593,000, $151,000, $157,000 and $172,000, respectively. Year-to-date trust and brokerage income decreased $25,000 and $470,000 year over year, respectively, with brokerage revenue hardest hit by financial market turmoil in the first quarter of 2001, declining $494,000 or
55.3 percent for that period (versus 2000). Remaining noninterest revenue sources increased $136,000.

Securities gains of $422,000 and $145,000 were recognized during the second and first quarter of 2001, respectively, compared to $1,000 in each of the same quarters a year ago (See "Securities").

NONINTEREST EXPENSES

When compared to 2000, noninterest expenses for the second quarter increased by $781,000 or 8.9 percent to $9,522,000. The Company's overhead ratio has decreased over the past three years, from 68.6 percent in the second quarter of 1998 to 65.3 percent in 1999 to 62.7 percent a year ago. The overhead ratio was
62.4 percent in the second quarter of 2001. This is reflective of initiatives to reduce overhead costs, particularly staffing, and streamlined operational and procedural changes that have been implemented.

Compared to the second quarter of 2000, salaries and wages increased $435,000 or
13.4 percent to $3,677,000. Base salaries increased $195,000 or 6.6 percent, with staffing (on a full-time equivalent basis) increasing from 339 a year ago to 359 at June 30, 2001 (including additional staff for the Company's newest branch location at a WalMart superstore in Ft. Pierce, Florida). Incentives were $76,000 higher year over year due to the Company's improved performance and deferred loan origination costs were lower by $77,000, reflecting the Company's transition from residential portfolio lending to mortgage banking. Employee benefits increased $134,000 or 15.4 percent to $1,002,000. Most of the increase in benefit costs is related to higher performance award accruals for 2001.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $71,000 or 5.3 percent to $1,404,000, versus second quarter results last year. Higher depreciation and maintenance costs were the primary cause.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $64,000 or 15.7 percent to $472,000 in the second quarter of 2001 when compared to a year ago. Of the increase, $25,000 was a result of newspaper and radio advertising, $15,000 for higher sales promotion costs, and $7,000 for direct mail campaigns.

Noninterest expenses for the six-month period ending June 30, 2001 were $954,000 or 5.4 percent higher and totaled $18,701,000. Changes year over year were as follows: 1) salaries and wages increased $467,000 or 7.1 percent, 2) employee benefits grew $194,000 or 11.2 percent, 3) occupancy and furniture and equipment expenses increased $95,000 or 3.5 percent, on an aggregate basis, 4) marketing expenses were $137,000 or 16.1 percent higher, and 5) outsourced data processing costs increased $99,000 or 4.8 percent.

INCOME TAXES

Income taxes as a percentage of income before income taxes were 39.3 percent for the first six months of this year, compared to 38.3 percent in 2000. The rate reflects a higher rate of provisioning for state income taxes, a result of lower tax credit, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes expected to exceed $18 million.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first six months of 2001 was 7.74 percent, compared to 7.73 percent during the first six months of 2000. The Company manages the size of equity through a program of share repurchases of its outstanding Class A Common stock. In treasury stock at June 30, 2001, there were 470,792 shares totaling $14,740,000, compared to 423,313 shares or $13,379,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10 percent. At June 30, 2001, the Company's ratio was 12.16 percent.

LOAN PORTFOLIO

The Company's loan activity is principally with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $827,188,000 at June 30, 2001, $249,000 less than at June 30, 2000, and
$17,358,000 or 2.1 percent lower than at December 31, 2000.

At June 30, 2001, the Company's mortgage loan balances secured by residential properties amounted to $433,145,000 or 52.4 percent of total loans (versus 56.4 percent a year ago). The next largest concentration was loans secured by commercial real estate totaling $216,602,000 or 26.2 percent (versus $185,914,000 or 22.5 percent a year ago). The Company was also a creditor for consumer loans to individual customers totaling $105,168,000 (versus $88,110,000 a year ago), most secured with collateral and including marine loans totaling approximately $26.5 million generated by the Company's subsidiary bank's marine lending division, Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Commercial loans of $34,983,000 (versus $35,393,000 last year), home equity lines of credit of $12,361,000 (compared to $13,179,000 for prior year), and construction loans of $24,291,000 (versus $37,646,000 a year ago) were outstanding as well at June 30, 2001.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At June 30, 2001, approximately $183 million or 42 percent of the Company's residential mortgage loan balances were adjustable, compared to $187 million or 40 percent a year ago.

Of the approximate $27 million of new residential loans originated in 2001 for the loan portfolio, roughly $24 million were adjustable and $3 million were fixed rate. Loans secured by residential mortgages having fixed rates totaled approximately $250 million at June 30, 2001, of which 15- and 30-year mortgages totaled $107 million and $91 million, respectively. At June 30, 2000, fixed rate residential loans totaled $280 million, with 15- and 30-year fixed rate mortgages totaling $120 million and $111 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The majority of all loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC) guidelines. The Company's historical charge-off rates for residential real estate loans have been minimal, with $5,000 in net recoveries for the first six months of 2001 compared to $43,000 in net charge-offs for all of 2000. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $126 million and $90 million, respectively, at June 30, 2001, compared to $118 million and $68 million, respectively, a year ago. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio and by making commercial real estate loans primarily on owner occupied properties.

At June 30, 2001, the Company had commitments to make loans (excluding unused home equity lines of credit) of $84,382,000, compared to $79,948,000 at June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

Net recoveries on residential real estate loans, commercial loans and credit cards of $5,000, $30,000 and $18,000, respectively, were recorded for the first half of 2001. Net charge-offs of $68,000 and $18,000 occurred on installment loans and commercial real estate loans, respectively, for the same period. In comparison, net recoveries were recorded for commercial real estate loans, commercial loans and credit cards of $33,000, $49,000 and $50,000, respectively, in the first six months of 2000. Net charge-offs on installment loans totaled $141,000 for the first six months of 2000, and net losses arising from residential real estate of $59,000 were recorded. As a result of the sale of the credit card portfolio in 1998, the Company eliminated its exposure to future credit card losses and continues to recover amounts on losses recorded prior to the sale. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group.

The ratio of the allowance for loan losses to net loans outstanding was 0.87 percent at June 30, 2001. This ratio was 0.86 percent at June 30, 2000. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 326.3 percent at June 30, 2001, compared to 260.1 percent at the same date in 2000.

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

Concentration of credit risk, discussed under "Loan Portfolio" of this discussion and analysis, may affect the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At June 30, 2001, the Company had $650 million in loans secured by real estate, representing 78.5 percent of total loans, down from 78.9 percent at June 30, 2000. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

While it is the Company's policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

The unprecedented strong economic growth over the last five years has resulted in improved credit quality measures for the Company and the entire banking industry. At year-end 2000, the Company's allowance for loan losses equated to
8.8 times average charge offs for the last three years. In contrast, the allowance equated to approximately two times charge-offs in the early 1990's when Florida experienced a real estate economic decline.

NONPERFORMING ASSETS

At June 30, 2001, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned (OREO) was 0.26 percent, compared to
0.34 percent one year earlier.

At June 30, 2001, accruing loans past due 90 days or more outstanding totaled $273,000 and OREO totaled $192,000. In 2000 on the same date, no loans were past due 90 days or more and OREO balances of $105,000 were outstanding.

Nonaccrual loans totaled $1,929,000 at June 30, 2001, compared to a balance of $2,731,000 at June 30, 2000. A portion of the nonaccrual loans outstanding at June 30, 2001 were performing with respect to payments, with the exception of ten loans aggregating to $1,281,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 2001, 97 percent is secured with real estate, the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At June 30, 2001, the Company had $191,137,000 or
92.2 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $16,779,000, representing 7.8 percent of total securities.

The Company's securities portfolio has decreased $17,559,000 or 7.8 percent from June 30, 2000 and $256,000 or 0.1 percent from December 31, 2000. During the first six months of 2001, proceeds from the sale of securities totaled $135,032,000, of which $65,927,000 occurred in the first quarter and $69,105,000 was transacted in the second quarter, resulting in net gains of $145,000 and $422,000, respectively, in each quarter. Maturities over the first six months of 2001 totaled $37,864,000 and purchases totaled $172,007,000. With the Federal Reserve's policy shift to decreasing interest rates, the Company transacted sales of certain securities to restructure its portfolio to take advantage of the lower rate environment in 2001 while also posturing the portfolio to limit exposure to possible rising rates in the future. Included in the sales was the divestiture of the Company's $23 million investment in mutual funds.

The Company adopted  Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. There was no financial impact on earnings or other comprehensive income as a result of the adoption. However, the Company did reclassify during the first quarter of 2001 $12,510,000 of securities available for sale previously classified as held to maturity in accordance with SFAS No. 115.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested. At June 30, 2001, the duration of the portfolio was 3.1 years, compared to 3.3 years a year ago.

Unrealized securities gains totaled $1,566,000 at June 30, 2001, compared to losses of $9,008,000 at June 30, 2000 and $3,372,000 at December 31, 2000. The
Federal Reserve Bank increased rates 100 basis points in 2000 and decreased rates 275 basis points most recently, over the period December 2000 to June 2001. The increase in rates in 2000 did not affect rates for instruments with maturities over 2 years significantly, but recent rate declines did provide appreciation in the market value of the Company's securities portfolio. Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.

DEPOSITS / BORROWINGS

Total deposits increased $32,157,000 or 3.4 percent to $971,185,000 at June 30, 2001, compared to one year earlier. Certificates of deposit increased $9,089,000 or 2.2 percent to $427,225,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money market accounts) increased $13,191,000 or 3.5 percent to $389,480,000, and noninterest bearing demand deposits increased $9,877,000 or 6.8 percent to $154,480,000. Lower interest rates, an uncertain economic environment, and recent turmoil in financial markets have aided growth in deposits as customers seek the stability of bank products.

Short term borrowings, entirely comprised of repurchase agreement balances at June 30, 2001, increased $16,703,000 or 53.5 percent to $47,921,000 at June 30,
2001 from a year ago when repurchase agreements and federal funds purchased totaled $21,218,000 and $10,000,000, respectively. The number of accounts with customers who wish to sweep excess balances on a daily basis for investment purposes has increased from 110 a year ago to 125 at June 30, 2001, and the incremental dollar amount invested by customers has increased. Other borrowings decreased $9,970,000 to $40,000,000 year over year, reflecting funding obtained through Donaldson, Lufkin and Jenrette (DLJ) at 5.40 percent being terminated (called) at the end of August 2000.

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

Based on the Company's most recent asset/liability management committee (ALCO) modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 22.8 percent.

The Company uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 1.1 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company may use derivative instruments to limit the volatility of net interest income. Derivative instruments had no effect on net interest income in the first six months of 2001 or the prior year.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2001, the Company had available lines of credit of $130,500,000. The Company also had $130,269,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At June 30, 2000, the amount of securities available and not pledged was $110,328,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $87,476,000 at June 30, 2001 as compared to $30,988,000 at June 30, 2000. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio. As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 2001, the cash flow from operations of $9,309,000 was $2,449,000 higher than during the same period of 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective July 1, 2001. The adoption of SFAS 141 will not have an impact on the Company's financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company has assessed the impact of adopting SFAS 142 and does not believe the impact is material to its financial position, results of operations or cash flows.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This discussion and analysis contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements, including statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida ("Seacoast" or the Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements.

You can identify these forward-looking statements through our use of words such as "may", "will", "anticipate", "assume", "should", "indicate", "would", "believe", "contemplate", "expect", "estimate", "continue", "point to", "project", "may", "intend", or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering bank products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, and the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions, and the failure to achieve
the  expected   gains,   revenue  growth  and/or  expense   savings  from  such
transactions.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company's annual report on Form 10-K for the year ended December 31, 2000 under "Special Cautionary Notice Regarding Forward Looking Statements", and otherwise in the Company's Securities and Exchange Commission (SEC) reports and filings. Such reports are available upon request from Seacoast, or from the SEC, including the SEC's website at http://www.sec.gov.

Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        (a)  The 2001 Annual Meeting of Shareholders was held April 19, 2001.
        (b) All directors reported to the Commission in the 2001 Proxy statement were re-elected in entirety.
        (c)  The following matters were voted upon at the meeting:

                (i) The election of ten directors to serve until the 2002 Annual Meeting of Shareholders and until their successors have been elected and qualified. Out of 6,910,759 votes represented at the meeting, the number of votes cast for and against (or withheld) their re-election were 6,823,933 (98.7%) and 86,826, respectively.

                (ii) The ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2001. Out of 6,910,759 votes represented at the meeting, the number of votes cast for and against the ratification were 6,880,741 (99.6%) and 25,825, respectively. Abstaining were votes totaling 4,193.

Item 6.   Exhibits and Reports on Form 8-K

                No reports on Form 8-K were filed for the three month period ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SEACOAST BANKING CORPORATION OF FLORIDA





August 13, 2001                      /s/ Dennis S. Hudson, III
---------------                      ----------------------------------
                                     DENNIS S. HUDSON, III
                                     President &
                                     Chief Executive Officer


August 13, 2001                     /s/ William R. Hahl
---------------                     ---------------------------------
                                    WILLIAM R. HAHL
                                    Executive Vice President &
                                    Chief Financial Officer