Form 10-Q
period 2001-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2001-11-14
CIK 730708

- 2 -
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended            Commission file
                SEPTEMBER 30, 2001                      No. 0-13660

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

         YES [X]      NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2001:

             Class A Common Stock, $.10 Par Value - 4,322,595 shares

              Class B Common Stock, $.10 Par Value - 350,145 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA


Part I   FINANCIAL INFORMATION                                      PAGE #

Item 1   Financial Statements (Unaudited)

                  Condensed consolidated balance sheets -
                  September 30, 2001, December 31, 2000 and
                  September 30, 2000                                3 - 4

                  Condensed consolidated statements of income -
                  Three months and nine months ended September 30,
                  2001 and 2000                                         5

                  Condensed consolidated statements of cash flows -
                  Nine months ended September 30, 2001 and 2000     6 - 7

                  Notes to condensed consolidated financial
                  statements                                            8

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   9 - 17


Part II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                          18

SIGNATURES                                                             19

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS       (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                         Sept. 30,   December 31,    Sept. 30,
(Dollars in thousands)                      2001         2000           2000
--------------------------------------------------------------------------------
ASSETS
  Cash and due from banks              $   34,428   $   33,505     $   27,881
  Federal funds sold                       11,000       39,000              0
  Securities:
    Held for Sale (at market)             229,644      178,722        184,297
    Held for Investment (market values:
     $26,664 at September 30, 2001,
     $26,078 at December 31, 2000
     & $26,686 at September 30, 2000)      26,133       25,942         26,776
                                       -----------------------------------------
          TOTAL SECURITIES                255,777      204,664        211,073


    Loans available for sale                9,645        2,030          2,066

    Loans                                 823,207      844,546        834,689
    Less:  Allowance for loan losses       (7,049)      (7,218)        (7,108)
                                       -----------------------------------------
          NET LOANS                       816,158      837,328        827,581
    Bank premises and equipment            15,659       16,633         17,071
    Other assets                           13,265       18,213         18,108
                                       -----------------------------------------
                                       $1,155,932   $1,151,373     $1,103,780
                                       =========================================
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits                           $  977,008   $  957,089     $  919,489

    Federal funds purchased and
      securities sold under agreements
      to repurchase, maturing within
      30 days                              40,546       65,020         57,104

    Other borrowings                       40,000       40,000         40,000

   Other liabilities                        5,641        5,001          5,070
                                       -----------------------------------------
                                        1,063,195    1,067,110      1,021,663

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)    (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                         Sept. 30,    December 31,     Sept. 30,
(Dollars in thousands)                     2001           2000           2000
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                               0            0              0
  Class A common stock                        483          482            482
  Class B common stock                         35           36             36
  Additional paid-in capital               27,831       27,831         27,814
  Retained earnings                        78,644       72,562         71,520
  Less: Treasury stock                    (16,378)     (14,470)       (13,508)
                                       -----------------------------------------
                                           90,615       86,441         86,344
 Other comprehensive income                 2,122       (2,178)        (4,227)
                                       -----------------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                             92,737       84,263         82,117
                                       -----------------------------------------
                                       $1,155,932   $1,151,373     $1,103,780
                                       =========================================


--------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                    Three Months Ended         Nine Months Ended
                                      September 30,               September 30,
                                 -----------------------------------------------
(Dollars in thousands, except
per share data)                      2001        2000          2001        2000
--------------------------------------------------------------------------------
Interest and dividends on
  securities                     $   3,391   $   3,452     $  10,271   $  10,296
Interest and fees on loans          16,480      16,717        50,058      48,499
Interest on federal funds sold         266          37         1,205         360
                                 ---------------------     ---------------------
    TOTAL INTEREST INCOME           20,137      20,206        61,534      59,155

Interest on deposits                 2,020       2,476         6,552       7,054
Interest on time certificates        5,726       6,214        18,096      17,092
Interest on borrowed money             941       1,230         3,190       3,353
                                 ---------------------     ---------------------
    TOTAL INTEREST EXPENSE           8,687       9,920        27,838      27,499
                                 ---------------------     ---------------------
      NET INTEREST INCOME           11,450      10,286        33,696      31,656
Provision for loan losses                0         150             0         450
                                 ---------------------     ---------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES     11,450      10,136        33,696      31,206
Noninterest income
  Securities gains                       8           2           575           4
  Other income                       3,561       3,221        10,950       9,896
                                 ---------------------     ---------------------
    TOTAL NONINTEREST INCOME         3,569       3,223        11,525       9,900

    TOTAL NONINTEREST EXPENSES       9,441       8,496        28,142      26,243
                                 ---------------------     ---------------------
      INCOME BEFORE INCOME TAXES     5,578       4,863        17,079      14,863
Provision for income taxes           2,195       1,881         6,716       5,711
                                 ---------------------     ---------------------
      NET INCOME                 $   3,383   $   2,982     $  10,363   $   9,152
                                 =====================     =====================

--------------------------------------------------------------------------------

 PER SHARE COMMON STOCK:
      Net income basic           $    0.72   $    0.63     $    2.20   $    1.91
      Net income diluted              0.71        0.62          2.17        1.89

     CASH DIVIDENDS DECLARED:
       Class A                        0.28        0.26          0.84        0.78
       Class B                       0.254       0.236         0.762       0.708

AVERAGE SHARES OUTSTANDING
     Basic                       4,701,916   4,761,592     4,713,714   4,797,778
     Diluted                     4,793,203   4,796,431     4,775,738   4,832,880

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
(Dollars in thousands)                                      2001           2000
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                     $ 61,701       $ 58,306
  Fees and commissions received                           11,206         10,071
  Interest paid                                          (28,041)       (27,236)
  Cash paid to suppliers and employees                   (25,166)       (26,429)
  Income taxes paid                                       (6,847)        (5,522)
                                                        ------------------------
Net cash provided by operating activities                 12,853          9,190

Cash flows from investing activities
  Proceeds from maturity of securities held for sale      61,071         14,971
  Proceeds from maturity of securities held for
    investment                                             3,072          3,804
  Proceeds from sale of securities held for sale         135,041            125
  Purchase of securities held for sale                  (226,992)          (765)
  Purchase of securities held for investment             (15,798)       (13,147)
  Net new loans and principal repayments                  14,456        (58,298)
  Proceeds from the sale of other real estate owned          305            665
  Additions to bank premises and equipment                  (582)        (1,979)
  Net change in other assets                               1,240            297
                                                       -------------------------
Net cash used in investing activities                    (28,187)       (54,327)

Cash flows from financing activities
  Net increase in deposits                                18,920         13,551
  Net decrease in federal funds purchased and
    repurchase agreements                                (24,474)        (9,860)
  Net increase in other borrowings                             0         15,030
  Exercise of stock options                                  972            184
  Treasury stock acquired                                 (3,239)        (2,115)
  Dividends paid                                          (3,922)        (3,714)
                                                       -------------------------
Net cash provided by (used in) financing activities      (11,743)        13,076
                                                       -------------------------
Net decrease in cash and cash equivalents                (27,077)       (32,061)
Cash and cash equivalents at beginning of year            72,505         59,942
                                                       -------------------------
Cash and cash equivalents at end of period              $ 45,428       $ 27,881
                                                       =========================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
(Dollars in thousands)                                     2001           2000
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                              $ 10,363        $ 9,152
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                            2,174          1,929
  Provision for loan losses                                    0            450
  Gains on sale of securities                               (575)            (4)
  Losses on sale and writedown of foreclosed
    assets                                                    10             12
  Gains (losses) on disposition of fixed assets               (1)            15
  Change in interest receivable                              220           (655)
  Change in interest payable                                (203)           263
  Change in prepaid expenses                                 265           (723)
  Change in accrued taxes                                    185            476
  Change in other liabilities                                415         (1,725)
                                                        ------------------------
Total adjustments                                          2,490             38
                                                        ------------------------
Net cash provided by operating activities               $ 12,853        $ 9,190
                                                        ========================

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned       $    100        $   433
  Market value adjustment to securities                    6,980          2,200
  Transfers from securities held for investment to
    securities held for sale                              12,510              0
  Transfers from loans to securities held for sale        19,595              0

--------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2001 and 2000, comprehensive income was as follows:

                                              Three Months Ended September 30,
(Dollars in thousands)                          2001                    2000
                                            ------------------------------------
Net income                                     $3,383                  $2,982

Unrealized gains-securities                     1,424                   1,273
                                            ------------------------------------
Comprehensive income                           $4,807                  $4,255
                                            ====================================

                                               Nine Months Ended September 30,
(Dollars in thousands)                          2001                    2000
                                            ------------------------------------
Net income                                    $10,363                  $9,152

Unrealized gains-securities                     4,300                   1,499
                                            ------------------------------------
Comprehensive income                          $14,663                 $10,651
                                            ====================================

NOTE C - DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company monitors its sensitivity to changes in interest rates and in the future may use derivative instruments to limit volatility of net interest income. Derivative instruments had no effect on net interest income in the first three quarters of 2001 or the prior year.

The Company adopted  Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. There was no financial impact on earnings or other comprehensive income as a result of the adoption.

NOTE D - REVOLVING LINE OF CREDIT

On September 6, 2001, Seacoast Banking Corporation of Florida (the parent company) entered into an agreement with SunTrust Bank (Orlando, Florida) for a $5 million unsecured revolving line of credit. Drawn funds will be utilized for general corporate purposes, including but not limited to the capital needs of the Company and its subsidiaries and the repurchase of Company common stock. The term is one year, with interest calculated on a floating basis at 130 basis points above 90-day LIBOR (payable quarterly) and outstanding principal due at final maturity. Covenants measured against the Company's subsidiary bank include an interest coverage ratio equal to or greater than 3 times, a nonperforming asset ratio less than or equal to 1%, and capital ratios meeting benchmarks for consideration as "well-capitalized." At September 30, 2001, no principal was outstanding for this revolving line of credit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2001

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the third quarter of 2001 totaled $3,383,000 or $0.71 per share diluted, slightly lower than the $3,702,000 or $0.78 per share diluted recorded in the second of 2001, but higher than the $2,982,000 or $0.62 per share diluted reported in the third quarter of 2000. Profits realized from investment securities sold added $259,000 or $0.05 per share diluted to second quarter 2001's results.

Return on average assets was 1.16 percent and return on average shareholders' equity was 14.72 percent for the third quarter of 2001, compared to second quarter 2001's performance of 1.28 percent and 16.52 percent, respectively, and the prior year's third quarter results of 1.07 percent and 13.80 percent, respectively.

NET INTEREST INCOME

Net interest income (fully taxable equivalent) increased $1,150,000 or 11.1 percent to $11,504,000 for the third quarter of 2001 compared to a year ago, and was $101,000 or 0.9 percent higher than the second quarter of 2001. For the nine months ending September 30, 2001, net interest income (on a tax equivalent basis) increased $1,994,000 or 6.3 percent year over year to $33,866,000.

The Federal Reserve spent the first nine months of 2000 increasing short-term interest rates 100 basis points, and as a result, the Company along with other banks saw its net interest margin decline. However, since December 2000 the Federal Reserve has been aggressive in decreasing short-term interest rates (by 400 basis points). A 50 basis point cut in December 2000 and subsequent cuts of 50 basis points in January, March, April, and May 2001, 25 basis points in June 2001 and August 2001, and 100 basis points in September 2001 have contributed to an improvement in the Company's margin. On a tax equivalent basis the net interest margin during the third quarter of 2001 was 1 basis point higher than for the second quarter of 2001. The margin for the current quarter and prior quarters is as follows:

                      Third Quarter 2001                 4.13%
                      Second Quarter 2001                4.12
                      First Quarter 2001                 4.10
                      Fourth Quarter 2000                3.93
                      Third Quarter 2000                 3.90

In the third quarter of 2001, the cost of interest-bearing liabilities decreased 33 basis points to 3.80 percent from the second quarter of 2001, with rates for NOW, savings, money market accounts, certificates of deposit, and short-term borrowings (entirely composed of repurchase agreements with customers and federal funds purchased) decreasing 19, 37, 15, 38, and 51 basis points, respectively. In part, the rate for NOW accounts decreased less than what might be expected as a result of the Company continuing to successfully market a new product called Investor NOW. Initially offered in late 2000, the Investor NOW product is index priced to be competitive with third party money funds, and requires a minimum balance of $100,000. The average balance for this account during the third quarter increased to $32.5 million from $29.9 million in the second quarter of 2001 and $22.6 million in the first quarter of this year. Money Manager, another class of NOW account with a premium rate that permits linkage to brokerage relationships with the Company's subsidiary, FNB Brokerage Services, Inc., have increased as well. The average balance during the third quarter for this account increased to $63.9 million, compared to $53.1 million for the second quarter of 2001 and $51.5 million for the first quarter of this year. Money market accounts were also refined this year with the Company adjusting tiering on its stratified money market products to meet customer expectations, thereby stemming outflow of core funds but causing the rate paid on money market deposits to not decline as much as might be expected. The rate on certificates of deposit is expected to continue to decline over the remainder of 2001 as $112.5 million or 27 percent of outstanding certificates of deposit mature and re-price.

The yield on earning assets for the third quarter of 2001 decreased 25 basis points to 7.26 percent, compared to the second quarter of 2001. The yield on loans declined 19 basis points to 7.85 percent, the yield on securities declined 34 basis points to 5.71 percent, and the yield on federal funds sold declined 93 basis points to 3.53 percent. Average earning assets decreased $6.0 million during the third quarter, with decreases of $5.5 million to $239.8 million in securities and $0.5 million to $834.4 million in loans. Loan growth during the third quarter of 2001 was lower as the result of the sale of $25.3 million in originated residential mortgage loans.

No sales in the Company's held for sale securities portfolio were transacted and purchases totaled $70.8 million during the third quarter of 2001. This compares to $69.1 million in sales and purchases of $65.9 million transacted during the second quarter of 2001 and $65.9 million in sales and $106.1 million in purchases during the first quarter of 2001. Activity in the securities portfolio in the first quarter reflected a restructuring effort to maximize earnings in the declining environment. Of the $65.9 million in sales in the second quarter, $58.8 million was transacted in June 2001, in part to meet seasonal liquidity, but also to position the Company to benefit from possible future interest rates increases. Of the $70.8 million in purchases during the third quarter of 2001, $30.2 million was invested in floating rate securities based upon the expectation (prior to the terrorist event on September 11, 2001) that interest rates were likely bottoming.

For the third quarter a year ago, the net interest margin was 3.90 percent. The yield on average earning assets was 7.64 percent and rate on interest bearing liabilities was 4.51 percent.

The mix of earning assets and interest bearing liabilities has had some impact on the margin during the third quarter of 2001.

                                                        Third Quarter
                                                        -------------
                                                   2001                  2000
                                                   ----                  ----
   Average Earning Asset Mix:
         Loans                                     75.6%                 78.8%
         Securities                                21.7                  21.0
         Federal Funds Sold                         2.7                   0.2
                                                  ------                ------
                                                  100.0                 100.0

                                                        Third Quarter
                                                        -------------
                                                   2001                  2000
                                                   ----                  ----
   Average Interest Bearing Liabilities Mix:
         NOW, Savings, Money Market Deposits       44.3%                 42.6%
         Certificates of Deposit                   46.5                  48.3
         Federal Funds Purchased and
             Repurchase Agreements                  4.8                   3.8
         Other Borrowings                           4.4                   5.3
                                                  ------                ------
                                                  100.0                 100.0

Loans (the highest yielding component of earning assets) as a percentage of average earning assets decreased 3.2 percent compared to a year ago, while average securities and federal funds sold (lower yielding components) increased
0.7 percent and 2.5 percent, respectively. While total loans did not increase as a percentage of earning assets versus prior year, the Company is successfully changing the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans (see "Loan Portfolio").

As can be seen in the above table as well, average certificates of deposit (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased 1.8 percent. Lower loan growth has diminished funding requirements, thereby allowing the Company to price less competitively for certificates of deposit and to de-emphasize promotional advertising for such deposits. Also, with consumer interest in acquiring short-term certificates of deposit (less than six months), the Company has benefited from more frequent pricing of its certificates to lower rates (in synch with recent Federal Reserve actions in 2001). Lower cost core interest bearing deposits (NOW, savings and money market deposits) grew $28.8 million or
7.7 percent to $401.2 million year over year and average noninterest bearing demand deposits grew $17.3 million or 12.6 percent to $154.4 million, favorably affecting the Company's deposit mix. Short-term borrowings (including federal funds purchased, but principally sweep repurchase agreements with customers of the Company's bank subsidiary) increased to 4.8 percent of interest bearing liabilities, reflecting an increase in the balances maintained by customers utilizing such sweep arrangements.

PROVISION FOR LOAN LOSSES

No provisioning was recorded in the first, second or third quarter of 2001, reflecting the Company's exceptional credit quality, declining nonperforming assets, and slower loan growth. A provision of $150,000 was recorded in all quarters in 2000, $600,000 for the total year in 2000. Net charge-offs of $136,000 for the third quarter and $39,000 for the second quarter of 2001 were partially offset by net recoveries in the first quarter of 2001 of $6,000. Net charge-offs annualized as a percent of average loans were at 0.03 percent for the first nine months of 2001, compared to 0.03 percent for the same period in 2000 and the total year in 2000. These ratios are much better than the banking industry as a whole.

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

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,561,000 for the third quarter, an increase of $340,000 or 10.6 percent from the same period last year. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 23.7 percent of revenue in the third quarter of 2001 compared to 24.1 percent a year ago.

Market turmoil has affected revenue from brokerage activities since late 2000 and the trend continued in 2001 with consumers shifting from the purchase of investment products to more conservative deposit products. In the third quarter brokerage revenue decreased $93,000 or 18.2 percent year over year to $417,000. Trust income was diminished in the third quarter as well, declining $97,000 or
14.1 percent year over year to $589,000.

The Company has been among the leaders in the production of residential mortgage loans in its market. In order to improve profitability and better manage interest rate risks, the Company began producing loans for third party permanent investors in 2000. As a result, the Company increased noninterest income related to mortgage loan production to $534,000 in the third quarter of 2001, an increase of $329,000 or 160.5 percent from a year ago.

Greater usage of check cards by the Company's core deposit customers and an increased cardholder base increased interchange income to $191,000, an increase of $82,000 or 75.2 percent from last year for the third quarter. Fees earned from the production of marine loans totaling $9.6 million by Seacoast Marine Finance (which began operations in February 2000) totaled $159,000, compared to $77,000 last year (a 106.5 percent increase). Decreasing slightly year over year in the third quarter, service charges on deposits declined $8,000 or 0.6 percent to $1,261,000. Remaining noninterest revenue sources (principally other service charges and fees) increased $45,000 or 12.3 percent to $410,000.

Lower rates for fixed rate residential 15- and 30-year loan products during late 2000 and in 2001 have resulted in higher refinance activity. Mortgage banking revenues are expected to remain strong over the remainder of 2001 as a result of this lower rate environment and increased market penetration. Although financial markets have been in turmoil, the Company intends to continue to emphasize investment products prospectively and expects it will derive a benefit from the sale of life insurance, a new product added in the second quarter of 2001.

Noninterest income, excluding gains and losses from securities sales, totaled $10,950,000 for the nine-month period ending September 30, 2001, an increase of $1,054,000 or 10.7 percent from the same period last year. As in the quarterly comparison, the more significant increases were in mortgage banking, check card interchange income, and the sale of marine loans, increasing year over year $922,000, $233,000 and $245,000, respectively. Service charges on deposits increased $164,000 or 4.6 percent. Year-to-date trust and brokerage income decreased $122,000 and $563,000 year over year, respectively, with brokerage revenue hardest hit by financial market turmoil in the first quarter of 2001, declining $494,000 or 55.3 percent for that period (versus 2000). Remaining noninterest revenue sources increased $175,000.

Securities gains of $8,000, $422,000 and $145,000 were recognized during the third, second and first quarter of 2001, respectively, compared to $2,000, $1,000 and $1,000 in each of the same quarters a year ago. (See "Securities").

NONINTEREST EXPENSES

When compared to 2000, noninterest expenses for the third quarter increased by $945,000 or 11.1 percent to $9,441,000. The Company's overhead ratio has decreased over the past three years, from 67.8 percent in the third quarter of 1998 to 64.2 percent in 1999 to 62.6 percent a year ago. The overhead ratio was
62.7 percent in the third quarter of 2001. This is reflective of initiatives to reduce overhead costs, particularly staffing, and streamlined operational and procedural changes that have been implemented.

Compared to the third quarter of 2000,  salaries and wages increased $619,000 or
19.5 percent to $3,792,000. Base salaries increased $291,000 or 9.8 percent, with staffing (on a full-time equivalent basis) increasing from 341 a year ago to 356 at September 30, 2001 (including additional staff for the Company's newest branch location at a WalMart superstore in Ft. Pierce, Florida). Incentives were $269,000 higher year over year due to the Company's improved performance and temporary services were higher by $39,000, principally in data processing and loan operations. Employee benefits increased $237,000 or 34.1 percent to $931,000. Most of the increase in benefit costs is related to higher group health insurance costs of $158,000 and performance award accruals of $55,000 for 2001.

Outsourced data processing costs were $98,000 or 9.5 percent higher, totaling $1,130,000. Of the increase, higher costs associated with the Company's core data processing service provider of $24,000, merchant credit card payment processing of $34,000, and automatic teller machine (ATM) switch and transaction processing of $27,000 were recorded.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $40,000 or 9.6 percent to $456,000 in the third quarter of 2001 when compared to a year ago. Of the increase, $16,000 was for higher sales promotion costs and $21,000 for local community support.

Noninterest expenses for the nine-month period ending September 30, 2001 were $1,899,000 or 7.2 percent higher and totaled $28,142,000. Changes year over year were as follows: 1) salaries and wages increased $1,086,000 or 11.1 percent, 2) employee benefits grew $431,000 or 17.7 percent, 3) outsourced data processing costs increased $197,000 or 6.4 percent, and 4) marketing expenses were $177,000 or 13.9 percent higher.

INCOME TAXES

Income taxes as a percentage of income before income taxes were 39.3 percent for the first nine months of this year, compared to 38.4 percent in 2000. The rate reflects a higher rate of provisioning for state income taxes, a result of lower tax credit, lower tax-exempt interest income and the Company's effective federal tax rate increasing due to adjusted income before taxes expected to exceed $18 million.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first nine months of 2001 was 7.79 percent, compared to 7.75 percent during the first nine months of 2000. The Company manages the size of equity through a program of share repurchases of its outstanding Class A Common stock. In treasury stock at September 30, 2001, there were 510,386 shares totaling $16,378,000, compared to 428,247 shares or $13,508,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10 percent. At September 30, 2001, the Company's ratio was 12.00 percent.

LOAN PORTFOLIO

The Company's loan activity is principally with customers located within its defined market area known as the Treasure Coast of Florida. This area is located on the southeastern coast of Florida above Palm Beach County and extends north to Brevard County.

Total loans (net of unearned income and excluding the allowance for loan losses) were $823,207,000 at September 30, 2001, $11,482,000 or 1.4 percent less than at September 30, 2000, and $21,339,000 or 2.5 percent lower than at December 31, 2000.

At September 30, 2001, the Company's mortgage loan balances secured by residential properties amounted to $399,253,000 or 48.5 percent of total loans (versus 55.7 percent a year ago). The next largest concentration was loans secured by commercial real estate totaling $219,191,000 or 26.6 percent (versus $190,485,000 or 22.8 percent a year ago). The Company was also a creditor for consumer loans to individual customers totaling $109,032,000 (versus $91,146,000 a year ago), most secured with collateral and including marine loans totaling approximately $30.1 million generated by the Company's subsidiary bank's marine lending division, Seacoast Marine Finance, headquartered in Fort Lauderdale, Florida. Commercial loans of $33,846,000 (versus $36,900,000 last year), home equity lines of credit of $11,948,000 (compared to $13,175,000 for prior year), and construction loans of $49,539,000 (versus $38,025,000 a year ago) were outstanding as well at September 30, 2001.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At September 30, 2001, approximately $159 million or 40 percent of the Company's residential mortgage loan balances were adjustable, compared to $190 million or 41 percent a year ago.

Of the approximate $103 million of new residential loans originated in 2001 for the loan portfolio, roughly $21 million were adjustable and $82 million were fixed rate. Loans secured by residential mortgages having fixed rates totaled approximately $240 million at September 30, 2001, of which 15- and 30-year mortgages totaled $104 million and $89 million, respectively. At September 30, 2000, fixed rate residential loans totaled $274 million, with 15- and 30-year fixed rate mortgages totaling $117 million and $110 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The majority of all loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property with the amount loaned at inception to the fair value of the property not to exceed 80 percent. A majority of residential real estate loans are made upon terms and conditions that would make such loans eligible for resale under Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC) guidelines. The Company's historical charge-off rates for residential real estate loans have been minimal, with $7,000 in net recoveries for the first nine months of 2001 compared to $43,000 in net charge-offs for all of 2000. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate totaled approximately $124 million and $95 million, respectively, at September 30, 2001, compared to $116 million and $75 million, respectively, a year ago. The Company attempts to reduce its exposure to the risk of the local real estate market by limiting the aggregate size of its commercial real estate portfolio and by making commercial real estate loans primarily on owner occupied properties.

At September 30, 2001, the Company had commitments to make loans (excluding unused home equity lines of credit) of $92,706,000, compared to $68,922,000 at September 30, 2000.

ALLOWANCE FOR LOAN LOSSES

Net recoveries on residential real estate loans, commercial loans, home equity lines of credit and credit cards of $7,000, $12,000, $5,000 and $26,000, respectively, were recorded for the first nine months of 2001. Net charge-offs of $206,000 and $13,000 occurred on installment loans and commercial real estate loans, respectively, for the same period. In comparison, net recoveries were recorded for credit cards of $63,000 in the first nine months of 2000. Net charge-offs on installment loans, residential real estate loans, and commercial loans totaled $207,000, $50,000 and $18,000, respectively, were recorded for the first nine months of 2000. As a result of the sale of the credit card portfolio in 1998, the Company eliminated its exposure to future credit card losses and continues to recover amounts on losses recorded prior to the sale. Current and historical credit losses arising from real estate lending transactions continue to compare favorably with the Company's peer group.

The ratio of the allowance for loan losses to net loans outstanding was 0.86 percent at September 30, 2001. This ratio was 0.85 percent at September 30, 2000. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 372.6 percent at September 30, 2001, compared to 309.7 percent at the same date in 2000.

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

Concentration of credit risk, discussed under "Loan Portfolio" of this discussion and analysis, may affect the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At September 30, 2001, the Company had $618 million in loans secured by real estate, representing 75.1 percent of total loans, down from 78.5 percent at September 30, 2000. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At September 30, 2001, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned (OREO) was 0.24 percent, compared to
0.29 percent one year earlier.

At September 30, 2001, accruing loans past due 90 days or more outstanding totaled $27,000 and OREO totaled $131,000. In 2000 on the same date, loans past due 90 days or more totaled $52,000 and OREO balances of $154,000 were outstanding.

Nonaccrual loans totaled $1,865,000 at September 30, 2001, compared to a balance of $2,243,000 at September 30, 2000. A portion of the nonaccrual loans outstanding at September 30, 2001 was performing with respect to payments, with the exception of eight loans aggregating to $1,243,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at September 30, 2001, 98 percent is secured with real estate, the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

SECURITIES

Debt securities that the Company has the intent and ability to hold to maturity are carried at amortized cost. All other securities are carried at market value and are available for sale. At September 30, 2001, the Company had $226,170,000 or 89.6 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $26,133,000, representing 10.4 percent of total securities.

The Company's securities portfolio has increased $34,426,000 or 15.8 percent from September 30, 2000 and $44,131,000 or 21.2 percent from December 31, 2000. During the first nine months of 2001, proceeds from the sale of securities totaled $135,041,000, of which $65,927,000 occurred in the first quarter and $69,105,000 was transacted in the second quarter, resulting in net gains of $145,000 and $422,000, respectively, in each quarter. Maturities over the first nine months of 2001 totaled $64,143,000 and purchases totaled $242,790,000. With the Federal Reserve's policy shift to decreasing interest rates, the Company transacted sales of certain securities to restructure its portfolio to take advantage of the lower rate environment in 2001 while also posturing the portfolio to limit exposure to possible rising rates in the future. Included in the sales was the divestiture of the Company's $23 million investment in adjustable rate mutual funds.

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

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested. At September 30, 2001, the duration of the portfolio was 2.0 years, compared to 2.8 years a year ago.

Unrealized securities gains totaled $4,004,000 at September 30, 2001, compared to losses of $6,894,000 at September 30, 2000 and $3,372,000 at December 31, 2000. The Federal Reserve Bank increased rates 100 basis points in 2000 and decreased rates 400 basis points most recently, over the period December 2000 to September 2001. The increase in rates in 2000 did not affect rates for instruments with maturities over 2 years significantly, but recent rate declines did provide appreciation in the market value of the Company's securities portfolio. Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.

DEPOSITS / BORROWINGS

Total deposits increased $57,519,000 or 6.3 percent to $977,008,000 at September 30, 2001, compared to one year earlier. Certificates of deposit decreased $3,513,000 or 0.8 percent to $416,815,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money market accounts) increased $44,550,000 or 12.4 percent to $403,614,000, and noninterest bearing demand deposits increased $16,482,000 or 11.8 percent to $156,579,000. Lower interest rates, an uncertain economic environment, and recent turmoil in financial markets have aided growth in deposits as customers seek the stability of bank products. The Company's success in marketing desirable deposit products in this environment, in particular its Investor NOW and Money Manager offerings, enhanced growth in lower cost interest bearing deposits (see "Net Interest Income").

Short term borrowings, entirely comprised of repurchase agreement balances at September 30, 2001, decreased $16,558,000 or 29.0 percent to $40,546,000 at
September 30, 2001 from a year ago when repurchase agreements and federal funds purchased totaled $30,104,000 and $27,000,000, respectively. The number of accounts with customers who wish to sweep excess balances on a daily basis for investment purposes has increased from 126 a year ago to 128 at September 30, 2001; more significant, the incremental dollar amount invested by customers under repurchase agreements has increased. Other borrowings were the same year over year at $40,000,000, entirely comprised of funding from the Federal Home Loan Bank (FHLB).

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

Based on the Company's most recent asset/liability management committee (ALCO) modeling, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 20.9 percent.

The Company uses model simulation to manage and measure its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decline 0.8 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company may use derivative instruments to limit the volatility of net interest income. Derivative instruments had no effect on net interest income in the first nine months of 2001 or the prior year.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2001, the Company had available lines of credit of $130,500,000. The Company also had $173,607,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At September 30, 2000, the amount of securities available and not pledged was $114,576,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $45,428,000 at September 30, 2001 as compared to $27,881,000 at September 30, 2000. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio. As is typical of financial institutions, cash flows from investing activities (primarily in loans and securities) and from financial activities (primarily through deposit generation and short term borrowings) exceeded cash flows from operations. In 2001, the cash flow from operations of $12,853,000 was $3,663,000 higher than during the same period of 2000.

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

In July 2001, the FASB also issued SFAS 142, "Goodwill and other Intangible Assets". SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company has assessed the impact of adopting SFAS 142, and does not believe the impact is material to its financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its consolidated results of operations.

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

         No reports on Form 8-K were filed for the three-month period ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     SEACOAST BANKING CORPORATION OF FLORIDA





November 13, 2001                    /s/ Dennis S. Hudson, III
-----------------                    ----------------------------------
                                     DENNIS S. HUDSON, III
                                     President &
                                     Chief Executive Officer


November 13, 2001                    /s/ William R. Hahl
-----------------                    ----------------------------------
                                     WILLIAM R. HAHL
                                     Executive Vice President &
                                     Chief Financial Officer