Form 10-K
period 2001-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2002-03-29
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]   Annual Report pursuant to section 13 or 15(d) of the
        Securities Exchange Act of 1934

         For the fiscal year ended                   Commission File
         December 31, 2001                           No. 0-13660

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

                 (772) 287-4000
                 --------------
         (Registrant's telephone number,
            including area code)

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

         YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002.

Class A Common Stock, $.10 par value - $196,652,456 based upon the closing sale price on March 1, 2002, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

Class B Common Stock, $.10 par value - $15,915,900 based upon the closing sale price on March 1, 2002 of the Class A Common Stock, $.10 par value, into which each share of Class B Common Stock, $.10 par value, is immediately convertible on a one-for-one basis, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2002:

         Class A Common Stock, $.10 Par Value - 4,322,032 shares

         Class B Common Stock, $.10 Par Value - 349,800 shares

Documents Incorporated by Reference:

1. Certain portions of the registrant's 2002 Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2002 ("2002 Proxy Statement") are incorporated by reference into Part III, Items 10 through 13. Other than those portions of the 2002 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 13, no other portions of the 2002 Proxy Statement shall be deemed so incorporated.

2. Certain portions of the registrant's 2001 Annual Report to Shareholders (the "2001 Annual Report") are incorporated by reference in Part II, Items 6 through 8 and Item 14. Other than those portions of the 2001 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8 and Item 14, no other portions of the 2001 Annual Report shall be deemed so incorporated.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                 Page of
                                                           Form           Annual
                                                           10-K           Report
Part I

Item 1.           Business                                 1-12             --

Item 2.           Properties                              13-17             --

Item 3.           Legal Proceedings                          17             --

Item 4.           Submission of Matters to a
                  Vote of Security-Holders                   17             --

Part II

Item 5.           Market Price of and Dividends on the
                  Registrant's Common Equity and
                  Related Stockholder Matters             18-19             27

Item 6.           Selected Financial Data                    19              1

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                           19-24          12-26

Item 7A.          Market Risk                             25-26             26

Item 8.           Financial Statements and                   26          27-29
                  Supplementary Data                                   & 31-45

Item 9.           Changes in and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                       26             --

                                                                  Page of
                                                           Form
                                                           10-K          Proxy
Part III

Item 10.          Directors and Executive Officers           27            4-9
                  of the Registrant

                                                                  Page of
                                                            Form
                                                            10-K         Proxy

Item 11.          Executive Compensation                      27         9-11&
                                                                         14-17

Item 12.          Security Ownership of Certain               27          4-8&
                  Beneficial Owners and Management                       18-19

Item 13.          Certain Relationships and Related           27         17-18
                  Transactions
                                                                 Page of
                                                            Form        Annual
                                                            10-K        Report
Part IV
Item 14. Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K

    (a)(1)        List of All Financial Statements            28

                    Consolidated Balance Sheets as
                    of December 31, 2001 and 2000             --            33

                    Consolidated Statements of Income
                    for the years ended December 31,
                    2001, 2000 and 1999                       --            32

                    Consolidated Statements of Shareholders'
                    Equity for the years ended December 31,
                    2001, 2000 and 1999                       --            35

                    Consolidated Statements of Cash Flows
                    for the years ended December 31,
                    2001, 2000, and 1999                      --        34, 44

                    Notes to Consolidated Financial
                    Statements                                --         36-45

                    Report of Independent Certified
                    Public Accountants                        --            31

    (a)(2)        List of Financial Statement Schedules       28            --

    (a)(3)        List of Exhibits                         28-30            --


                                                                 Page of
                                                            Form        Annual
                                                            10-K        Report

    (b)           Reports on Form 8-K                         30           --

    (c)           Exhibits                                    30           --

    (d)           Financial Statement Schedules               30           --

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein or in any information incorporated herein by reference to other documents, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida ("Seacoast" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements.

You can identify these forward-looking statements through our use of words such as "may", "will", "anticipate", "assume", "should", "indicate", "would", "believe", "contemplate", "expect", "estimate", "continue", "point to", "project", "could", "intend" or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks and sensitivities; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, and the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions, and the failure to achieve the expected gains, revenue growth and/or expense savings from such transactions.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice, and otherwise in the Company's SEC reports and filings. Such reports are available upon request from Seacoast, or from the Securities and Exchange Commission, including the SEC's website at http://www.sec.gov.

                                     Part I

Item 1. Business

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

     The Bank commenced operations in 1933 under the name "Citizens Bank of Stuart" pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national bank on August 29, 1958.

     Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast's primary service area is the "Treasure Coast", which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida's southeastern coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, two in Jensen Beach, two on Hutchinson Island, one in Hobe Sound, five in Vero Beach, two in Sebastian, four in Port St. Lucie, and two in Ft. Pierce.

     Most of the banking  offices  have one or more  Automated  Teller  Machines
     (ATMs) that provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the "Star System", the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 180,000 locations throughout the United States.

     Customers can also use the Bank's "MoneyPhone" system to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

     In addition, customers may access information via the Bank's Customer Service Center ("CSC"). From 7 A.M. to 7 P.M., Monday through Friday, servicing personnel in the CSC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers. The Company also offers PC/Internet banking for personal computers.

     In February 2000, the Bank opened a lending office for its newly formed Seacoast Marine Finance division in Ft. Lauderdale, Florida. Seacoast Marine Finance is staffed with seasoned, experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater. All loans outside of the Bank's primary service area are generally sold.

     Seacoast has four indirect subsidiaries. FNB Brokerage Services, Inc. ("FNB Brokerage") provides brokerage and annuity services. FNB Insurance Services, Inc. ("FNB Insurance") provides insurance services. South Branch Building, Inc. is a general partner in a partnership that constructed a branch facility of the Bank. Big O RV Resort, Inc. was formed to own and operate certain properties acquired through foreclosure, but is currently inactive. The operations of these subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

     As a bank holding company, Seacoast is a legal entity separate and distinct from its subsidiaries. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Seacoast's operating revenues and net income are derived primarily from its subsidiary through dividends, fees for services performed and interest on advances and loans. See "Supervision and Regulation".

     As of December 31, 2001, Seacoast and its subsidiaries employed 358 full-time equivalent employees.

     Seacoast's and the Bank's principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is
     (772) 287-4000. Seacoast and the Bank maintain an Internet website at www.fnbtc.com. Seacoast is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

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

     Florida law permits state-wide branching, and Seacoast has expanded, and anticipates future expansion in its markets, by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a WalMart superstore in Sebastian, which is located in northern Indian River County. In January 1997, Seacoast opened a branch in Nettles Island, a predominately modular home community on Hutchinson Island in southern St. Lucie County. In May, June and July 1997, and in March 1998, four additional branch offices were opened in Indian River County. In July 2000, a new branch on US 1 in northern Martin County near the St. Lucie County line was opened; at the same time a branch in St. Lucie County approximately one-half mile from the new branch was closed. In June 2001, a branch in a conveniently located WalMart Superstore was acquired in Ft. Pierce. See "Item 2. Properties".

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

        Bank Holding Company Regulation

     The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's non-bank Subsidiaries.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLB") which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are "well-capitalized" and "well-managed", as defined in Federal Reserve Regulation Y, which have and maintain "satisfactory" Community Reinvestment Act ("CRA") ratings, and meet certain other conditions, can elect to become "financial holding companies". Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment, does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by GLB.

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

     The BHC Act permits acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Florida has an Interstate Branching Act (the "Florida Branching Act"), which permits interstate branching. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction, unless the Florida bank has been in existence and continuously operated for more than three years.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

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

     Under Florida law, the Bank may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital and the receipt of OCC approval.

     The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries. These changes also modernize and streamline corporate governance, investment and fiduciary powers.

     The OCC has adopted the Federal Financial Institutions Examination Council's ("FFIEC") rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

     GLB requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. GLB also permits bank subsidiaries to engage in "financial activities" through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding GLB in "Bank Holding Company Regulation" above.

     FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission ("SEC"). As a member of the National Association of Securities Dealers, Inc., it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc. FNB
     Brokerage is a separate and distinct entity from the Bank, and must maintain adequate capital under the SEC's net capital rule. The net capital rule limits FNB Brokerage's ability to reduce capital by payment of dividends or other distributions to the Bank. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and investment advisor.

     FNB Insurance, a Bank insurance agency subsidiary, is authorized by the State of Florida to market insurance products as agent. FNB Insurance is a separate and distinct entity from the Bank and is subject to supervision and regulation by state insurance authorities.

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

     GLB and federal bank regulations have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

     The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In 1994, the Department of Housing and Urban Development, the Department of Justice (the "DJ"), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

Capital

     The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

     As of December 31, 2001, the consolidated capital ratios of the Company and the Bank were as follows:

                                Regulatory
                                  Minimum            Company             Bank


    Tier 1 capital ratio           4.0%               11.7%              11.6%
    Total capital ratio            8.0%               12.6%              12.5%
    Leverage ratio             3.0-5.0%                7.5%               7.4%


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

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution complies with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had any material impact on the Company and the Bank or their respective operations.

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

        Fiscal and Monetary Policy

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of Seacoast and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Seacoast and its subsidiaries cannot be predicted.

        FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank holds deposits acquired in 1991 from the RTC. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, "well capitalized," "adequately capitalized" or "undercapitalized," and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 2001, and 2000, the Bank paid no deposit premiums, except for the Financing Corporation ("FICO") assessments of $177,000 and $184,000, respectively. The FDIC has indicated that, based on its current level of reserves, deposit insurance premiums may increase.

     The FDIC's Board of Directors has continued the 2001 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2002. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments through the earlier of December 31, 1999 or the merger of BIF and SAIF, on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate applied to SAIF deposits. As of January 1, 2002, the FICO assessment rate was equivalent for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.96 basis points for BIF and SAIF in the first quarter of 2001 to 1.84 basis points in the last quarter of 2001. The assessment rates for BIF and SAIF assessable deposits in the first and second quarters of 2002 are 1.82 and 1.76 basis points, respectively.

        Legislative and Regulatory Changes

     On October 26, 2001, a new anti-terrorism bill, The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. Among the provisions applicable to financial institutions, this act imposes new "know your customer" requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with the opening an account at any U.S. financial institution. Banking regulators are required to consider a financial institution's compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers, and the regulatory authorities may impose sanctions for violations of this act.

     Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Among other items under consideration is the possible combination of the BIF and SAIF, and reforming the deposit insurance system. The FDIC has proposed a restructuring of the federal deposit insurance system. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts and to establish interstate branches "de novo." Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

Statistical Information

     Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

Item 2. Properties

     Seacoast and the Bank's main office occupies approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. The building, together with an adjacent 10-lane drive-in banking facility and an
     additional   27,000   square  foot  office   building,   are   situated  on
     approximately eight acres of land in the center of Stuart zoned for commercial use. The building and land are owned by the Bank, which leases out portions of the building not utilized by Seacoast and the Bank to unaffiliated third parties.

     Adjacent to the main office, the Bank leases approximately 21,400 square feet of office space to house operational departments, consisting primarily of information systems and retail support. The Bank owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, providing tellers and other customer service personnel with access to customers' records.

     In February 2000, the Bank leased storefront space in Ft. Lauderdale, Florida for a lending office for its newly formed Seacoast Marine Finance division. The office occupies 1,913 square feet of space, with furniture and equipment all owned by the Bank.

     As of  December  31,  2001,  the  net  carrying  value  of  branch  offices
     (excluding the main office) was approximately $8.4 million. Seacoast's branch offices are described as follows:

     Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by the Bank. Improvements include three drive-in teller lanes and one drive-up ATM as well as a parking lot and landscaping.

     East Ocean Boulevard, opened at its original location in 1978, was a 2,400 square foot building leased by the Bank. The acquisition of American Bank provided an opportunity for the Bank to move to a new location in April 1995. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island's beachfront residential developments. The first three floors of a four-story office condominium were acquired in the acquisition. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996, the third floor was sold in December 1995, and the second floor in December 1998.

     Cove Road, opened in late 1983, is conveniently located close to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. South Branch Building, Inc., a subsidiary of the Bank, is a general partner in a partnership that entered into a long-term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. The Bank leases the building and utilizes 3,450 square feet of the available space. Remaining space is sublet by the Bank to other business tenants. The Bank has improved its premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by the Bank. A drive-up ATM was added in early 1997.

     Hutchinson Island, opened on December 31, 1984, is in a shopping center located on a coastal barrier island, close to numerous oceanfront condominium developments. In 1993, the branch was expanded from 2,800 square feet to 4,000 square feet and is under a long-term lease to the Bank. The Bank has improved the premises with bank equipment, a walk-up ATM and three drive-in lanes, all owned by the Bank.

     Rivergate originally opened October 28, 1985 and occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. The Bank moved to larger facilities in the shopping center in April of 1999 under a long-term lease agreement. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.

     Northport was acquired on June 28, 1986 from Citizens Federal Savings & Loan Association of Miami. This property consists of a storefront under lease in the St. Lucie Plaza Shopping Center, Port St. Lucie, of approximately 4,000 square feet. This office was closed March 31, 1994 and, until December 2001, was utilized by local community groups for meetings. The property is currently vacant and the lease expires in August 2002.

     Wedgewood Commons, opened in April 1988, is located on an out-parcel under long term lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building which houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by the Bank and are located on the leased property.

     Bayshore, opened on September 27, 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. The Bank has leased the premises under a long-term lease agreement and has made improvements to the premises, including the addition of three drive-in lanes and a walk-up ATM, all of which are owned by the Bank. A second location, acquired in the merger with Port St. Lucie National Holding Company ("PSHC"), and in close proximity to this location, was closed on June 1, 1997 and subsequently sold in September 1997.

     Hobe Sound, acquired from the Resolution Trust Company ("RTC") on December 23, 1991, is a two-story facility containing 8,000 square feet and is centrally located in Hobe Sound. Of 2,800 square feet on the second floor, 1,225 square feet is utilized by local community organizations. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by the Bank.

     Fort Pierce, acquired from the RTC on December 23, 1991, is a 2,895 square foot facility in the heart of Fort Pierce that has three drive-in lanes and a drive-up ATM. Equipment and furniture are all owned by the Bank.

     Martin Downs, purchased from the RTC in February 1992, is a 3,960 square foot bank building located at a high traffic intersection in Palm City, an emerging commercial and residential community west of Stuart. Improvements include three drive-in teller lanes, a drive-up ATM, equipment and furniture.

     Tiffany, purchased from the RTC in May 1992, is a two-story facility containing 8,250 square feet and is located on a corner of U.S. Highway One in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. The second story contains 4,250 square feet and was leased to tenants until December 2001. In 2002, the Bank plans to utilize the second story space to house brokerage and mortgage solicitation personnel, a training facility and conference area. Three drive-in teller lanes, a walk-up ATM, equipment and furniture are utilized and owned by the Bank.

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

     Beachland, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero Beach, Florida. The lease on an additional 1,050 square feet leased during 1996 expires in March 2002. This facility has 2 drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

     Sandhill Cove, opened in September 1993, is in an upscale life-care retirement community. The 135 square foot office is located within the community facilities on a 36-acre development in Palm City, Florida. This community contains approximately 168 private residences.

     St. Lucie West, opened in November 1994, was in a 3,600 square foot building located at 1320 S.W. St. Lucie Blvd, Port St. Lucie. As a result of the PSHC merger, this facility was closed in June 1997 and the property was sold in September 1997. On June 1, 1997, the Bank moved its St. Lucie West operations to the Renar Centre (previously occupied by PSHC). The Bank leases 4,320 square feet on the first floor of this facility and 1,200 square feet on the second floor. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment.

     Mariner Square, acquired from American Bank in April 1995, is a 3,600 square foot leased space located on the ground floor of a three-story office building located on U.S. Highway 1 between Hobe Sound and Port Salerno. Approximately 700 square feet of the space is sublet to a tenant. The space occupied by the Bank has been improved to be a full service branch with two drive-in lanes, one serving as a drive-up ATM lane as well as a drive-in teller lane, all owned by the Bank.

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

     U.S. 1 and Port St. Lucie Boulevard office opened as a Bank location on June 1, 1997, upon the merger with PSHC. At the date of the merger, the leased space consisted of 5,188 square feet on the first floor and 1,200 square feet on the second floor. In October 1997, 1,800 square feet of the leased space on the first floor and 1,200 square feet of leased space on the second floor were assigned to another tenant, with the remaining space occupied by the Bank totaling 3,388 square feet. The facility has two drive-in lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. This facility was closed in July 2000, coinciding with the opening of a new, more visible office on a leased out-parcel in a new shopping center approximately one-half mile south of the closed location on U.S. 1. The lease expires in April 2002.

     South Vero Square opened in May 1997 in a 3,150 square foot building owned by the Bank on South U.S. 1 in Vero Beach. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

     Oak Point opened in June 1997. It occupies 12,000 square feet of leased space on the first and second floor of a 19,700 square foot 3-story building in Indian River County. The office is in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes three drive-in teller lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. On the second floor, 2,270 square feet is presently sublet to tenants.

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

     Jensen West, opened in July 2000, is located on an out parcel under long-term lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive-up ATM and furniture and equipment, all of which are owned by the Bank and are located on the leased property. The opening of this office coincided with the closing of the Bank's U.S. 1 and Port St. Lucie Boulevard office, one-half mile north of this location.

     Ft. Pierce, the Bank's newest branch office in June 2001 is another WalMart Superstore location. The branch occupies 540 square feet of leased space and includes a walk-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

     For additional information, refer to Notes F and I of the Notes to Consolidated Financial Statements in the 2001 Annual Report of Seacoast, certain portions of which are incorporated herein by reference pursuant to
     Item 8 of this document.

     In the fourth quarter of 2002, an additional WalMart Superstore branch consisting of 695 square feet of leased space in a highly visible location on U.S. Highway One in Port. St. Lucie is expected to open.

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

Item 4. Submission of Matters to a Vote of Security-Holders

     None.


                                     Part II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

     The Class A Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market ("Nasdaq Stock Market"). There is no established public trading market for the Class B Common Stock of Seacoast. As of March 1, 2002, there were approximately 4,322,032 shares of Class A Common Stock outstanding, held by approximately 858 record holders and approximately 349,800 shares of Class B Common Stock outstanding, held by 60 record holders.

     Seacoast Class A Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market under the symbol "SBCFA". The following table sets forth the high, low and last sale prices per share of Seacoast Class A Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Class A Stock for the indicated periods.


                          Sale Price Per Share of
                          Seacoast Class A Stock         Annual Dividends
                          -----------------------     Declared Per Share of
                             High       Low           Seacoast Class A Stock
                          -----------------------     ----------------------

2001

First Quarter.........     $30.563    $26.938              $0.28

Second Quarter........      35.15      27.25                0.28

Third Quarter.........      43.39      34.85                0.28

Fourth Quarter........      47.00      37.60                0.30

2000

First Quarter.........     $28.75     $24.75               $0.26

Second Quarter........      27.25      25.00                0.26

Third Quarter.........      27.125     25.50                0.26

Fourth Quarter........      26.625     24.25                0.28


     During 2001, the Company did not sell any securities not registered under the Securities Act of 1933, as amended.


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

     In 1999, cash dividends of $.98 per share of Class A Common Stock and $.89 of Class B Common Stock were paid. In 2000, cash dividends of $1.06 per share of Class A Common Stock and $0.962 of Class B Common Stock were paid. In 2001, cash dividends of $1.14 per share of Class A Common Stock and $1.032 per share of Class B Common Stock were paid.

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

Item 6. Selected Financial Data

     Selected financial data is incorporated herein by reference under the caption "Financial Highlights" on page 1 of the 2001 Annual Report. See
     Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Review - 2001 Management's Discussion and Analysis", on pages 12 through 26 of the 2001 Annual Report is incorporated herein by reference. See Exhibit 13.

Critical Accounting Policies

     Management believes that the most critical accounting policies which may affect the Company's financial status and involve the most complex, subjective and ambiguous assessments are as follows:

          The allowance and provision for loan losses, securities available for sale valuation and accounting, the value of goodwill, and the fair market value of mortgage servicing rights at acquisition and any impairment of that value.

     Disclosures intended to facilitate a reader's understanding of the possible and likely events or uncertainties known to management which could have a material impact on the reported financial information of the Company related to the most critical accounting policies are as follows:

Allowance and Provision for Loan Losses

     The information contained in the Company's Annual Report on pages 15 and 18-22 related to the "Provision for Loan Losses", "Loan Portfolio",
     "Allowance for Loan Losses" and "Nonperforming Assets" is intended to describe the known trends, events and uncertainties which could materially impact the reported financial information.

Securities Available for Sale

     On pages 24-25 and 36-37 of the Annual Report, information is provided related to the Company's securities portfolio.

     The market value of the Available for Sale portfolio at December 31, 2001 exceeded historical amortized cost, producing unrealized gains of $2,341,000. The market value of each security was obtained from independent pricing sources utilized by many financial institutions. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller which can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, eliminating reported gains and producing unrealized losses.

     The credit quality of the Company's security holdings is such that negative changes in the market values, as a result of unforeseen deteriorating economic conditions, should only be temporary. Further, management believes that the Company's other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolio, reduces the risk that losses would be realized as a result of needed liquidity from the securities portfolio.

Value of Goodwill

     Beginning January 1, 2002, the Company's goodwill will no longer be amortized, but tested for impairment. The amount of goodwill at December 31, 2001 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company's dominant market. The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

     The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

     The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years. Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company's markets. There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at December 31, 2001.

Mortgage Servicing Rights

     A large portion of the Company's loan production involves loans for 1-4 family residential properties. As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities. As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments. In accordance with FAS No. 140, the Company records an asset (mortgage servicing rights) at the fair value of those rights. At December 31, 2001, the total fair value of those rights was $1.05 million. The fair value of the mortgage servicing rights is based on judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures. These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly. Impairment, if any, is recognized through a valuation allowance and charged against current earnings.

Liquidity and Capital Resources

     The Company is a financial entity and as such its assets and liabilities are financial in nature. The Company derives funding for its activities from a number of sources. At present, these sources include deposits and repurchase agreements with its customers, federal funds lines with correspondent banks, advances from the Federal Home Loan Bank (FHLB) and capital investment by shareholders. The following table highlights funding amounts at December 31, 2001:

                                        Contractual Maturities
                                        ----------------------
(Dollars in millions)    Total   0-3 Months   4-12 Months   1-5 Years   >5 Years
--------------------------------------------------------------------------------

Demand deposits         $172.1
Savings deposits         444.2
Certificates of Deposit  398.8     $117.1       $203.8       $77.9
Repurchase Agreements     71.7       71.7
FHLB Advances             40.0                                25.0       $15.0
Shareholders' Equity      93.5

Demand and Savings Deposits - These deposits have no contractual maturity and include checking (both noninterest bearing and interest bearing), savings and money market accounts. Together with certificates of deposit less than $100,000, these deposits are generally referred to as "core deposits." These deposits are derived from individuals, businesses and public entities (comprised mostly of municipal, tax collection, and other governmental bodies), generally all from within the Company's defined market area (the "Treasure Coast"). Over time, customer needs change and the Company has responded with innovative "core deposit" products that meet these needs. As a result, the Company has been able to rely upon and grow demand and savings deposits as a consistent and reliable funding source.

Over the past ten years, demand and savings deposits have experienced a weighted average annual growth of 9.7 percent. During 2001, the Company's growth in demand and savings deposits surpassed the ten-year average, increasing $75.8 million or 14.0 percent. In part, the growth this year reflects the success of new products, such as Money Manager, an interest bearing NOW account with a desirable linkage to customer brokerage accounts, and Investor NOW, an interest bearing NOW account indexed to third party mutual funds for balances in excess of $100,000. These products have increased substantively during the past year, by $32.6 million on an aggregate basis. Also impacting the growth in "core deposits" but not as measurable is the recent economic environment. In particular, recent turmoil in financial markets, a less robust economy, and a lower interest rate environment have resulted in customers focusing on safeguarding assets, resulting in increases in funds maintained with financial institutions, including the Company. If economic improvements occur in 2002, some shifting of customer funds into investment vehicles other than deposits will likely occur.

Certificates of Deposit - These deposits have proven to be a fairly reliable source of funding as well, increasing a weighted average of 6.1 percent annually over the past ten years. During 2001, lower loan growth and increases in demand and savings deposits diminished funding requirements from certificates of deposit. As a result, the Company de-emphasized advertising for certificates deposit in 2001, and certificates of deposit declined $17.7 million or 4.3 percent. In 2002, with the probability that interest rates are more likely to increase, the Company will likely begin to promote longer-term certificates of deposits. The Company does not accept brokered deposits which have a higher retention risk.

Repurchase Agreements - Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. At December 31, 2001, the Company had 133
customers  in  its  market   providing   $71.7  million  in  funding  via  these
arrangements. Repurchase agreement balances vary during the year, generally peaking at year-end. During 2001, the lowest balance for repurchase agreements at any month-end was $40.5 million and the highest balance at any month-end was $71.7 million at year-end. The Company generally maintains a higher balance in federal funds sold or other short-term investments when repurchase agreement balances peak to offset their potential withdrawal.

The Company also has access to additional short-term funding of its activities by selling, under agreement to repurchase, United States Treasury securities and securities of United States Government agencies and corporations and mortgage backed securities that are not pledged. At December 31, 2001, the Company had $185.7 million in securities available and not pledged.

Federal Funds and FHLB Lines of Credit - The Company has access to liquidity via funding from its federal funds and FHLB lines of credit.

At December 31, 2001, the Company had available federal funds lines of credit of $55.5 million (comprised of lines of credit with a number of correspondent banks). Federal funds lines are unsecured and short-term in nature, maturing primarily from overnight to seven days. The Company has periodically borrowed on its federal funds lines of credit, generally on an overnight basis and at market rates.

The Company also has a $125.0 million line of credit with the FHLB with $85.0 million available at December 31, 2001. All funding from the FHLB is secured by residential mortgage loans contained in the Company's subsidiary bank's loan portfolio. While the line may be utilized like a federal funds line, the FHLB provides numerous offerings, with rates fixed or adjustable and for various maturity terms. At December 31, 2001, the Company had advances on its FHLB line of credit totaling $40.0 million. Also see Note G, "Borrowings", on page 38 of the 2001 Annual Report.

Shareholders' Equity - The Company's earnings, generated principally by its subsidiary bank, have consistently funded growth in total capital for the Company and funded payments of dividends to shareholders. The Company manages the size of equity through a program of share repurchases of its outstanding Class A Common Stock. At December 31, 2001, there were 529,519 shares totaling $17.2 million in treasury stock. The Company is subject to rules and regulations pertaining to its capital levels, on a consolidated basis and at a subsidiary level. Based upon required capital ratio calculations, the Company and its subsidiaries meet and exceed all measures of capital adequacy, as defined by regulation.

Parent Company Revolving Line of Credit - On September 6, 2001, the parent, Seacoast Banking Corporation of Florida, established a revolving line of credit totaling $5.0 million which, if drawn upon, may be used for general corporate purposes, including but not limited to the capital needs of the Company and its subsidiaries and the repurchase of Class A Common Stock (See "Shareholders' Equity" above). Covenants pertaining to the line require an interest coverage ratio not greater than 3.0x, a non-performing asset ratio less than or equal to
1.00 percent, and capital ratios defined as "well-capitalized" by regulatory standards. No amounts have been drawn on this line.

Significant Future Financial Commitments - The Company is obligated under various non-cancelable, operating leases for equipment, buildings and land. At December 31, 2001, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

                                           Committed Amount
                                           ----------------
(Dollars in millions)     Total    1 Year    2-3 Years    4-5 Years    >5 Years
-------------------------------------------------------------------------------
Operating Leases          $14.5    $1.6       $3.1         $2.4          $7.4

Rent expense charged to operations was $1.6 million in 2001, $1.7 million in 2000 and $1.5 million in 1999.

Transactions with Related Parties

One of the sources of the Company's business is loans to directors, officers and other members of management. These loans are made on the same terms as all other loans and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $4.6 million and $5.0 million at December 31, 2001 and 2000, respectively. During 2001, $0.9 million of new loans were made and repayments totaled $1.3 million.

Certain property is leased from related parties of the Company at prevailing rental rates. Lease payments to these individuals were $260,000 in 2001, $255,000 in 2000 and $229,000 in 1999.

Commitments with Off Balance Sheet Risk

The Company's subsidiary bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The subsidiary bank holds collateral supporting standby lines of credit for which collateral is deemed necessary. At December 31, 2001, commitments to extend credit totaled $114.9 million and standby letters of credit totaled $1.4 million.

Trading Activities

The Company does not engage in any activities that it believes would be defined as trading.

Item 7A. Market Risk

     Market risk is inherent to all industries and all financial institutions' assets and liabilities are affected by market risks. The Company considers credit risk to be the most significant of these risks; however, interest rate risk is also significant. There are eight risks that must be considered in managing the Company. These risks are listed below in order of management's perceived level of risk imposed upon the Company. The Company does not conduct foreign exchange transactions that would expose the Company to foreign exchange risk or trading activities that would produce price risk. Therefore, these risks are not addressed in this assessment. The Company has identified certain critical risks to the Bank.

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

Interest Rate Risk

     Interest rate risk is the risk to earnings or market value of portfolio equity (capital) from the potential movement in interest rates. The Company uses model simulations to estimate and manage its interest rate sensitivity. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent, given a change in interest rates (up or down) of 200 basis points. Based on the Company's most recent ALCO model simulations, the Company believes that net interest income would decline approximately 1.5 percent if interest rates would immediately rise 200 basis points. The Company is willing to accept a change in the estimated market value of portfolio equity of 5%, given a 200 basis point increase in interest rates. At December 31, 2001, the Company's most recent estimates indicate compliance with this objective. However, these calculations incorporate the use of many assumptions (which the Company believe to be reasonable) to estimate the fair values of its assets and liabilities. In addition, seasonal increases and decreases in the volume of the various financial instruments can and do effect these calculations. Therefore, the Company monitors these calculations on a quarterly basis and more frequently during periods of interest rate volatility.

     Please also refer to the Section entitled "Interest Rate Sensitivity" on page 26 of Seacoast's 2001 Annual Report, which is incorporated by reference into this report, for additional information regarding the Company's sensitivity to interest rates.

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

     Most of these risks are interrelated, and thus must be considered by management regardless of the implied risk. Management reviews performance against these ranges on a quarterly basis.

Item 8. Financial Statements and Supplementary Data

     The report of Arthur Andersen LLP, independent certified public accountants, and the consolidated financial statements are included on pages 31 through 45 of the 2001 Annual Report and are incorporated herein by reference. "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates" and "Quarterly Consolidated Income Statements" included on pages 27 through 29 of the 2001 Annual Report are incorporated herein by reference. See Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant

     Information concerning the directors and executive officers of Seacoast is set forth under the headings "Proposal One - Election of Directors", "Information About the Board of Directors and its Committees" and "Executive Officers" on pages 4 through 9, as well as under the heading "Section 16(a) Reporting" on page 36, in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

     Information set forth under the headings "Proposal One - Election of Directors - Compensation of Executive Officers", "Salary and Benefits Committee Report", "Summary Compensation Table", "Grants of Options/SARs in 2001", "Aggregated Options/SAR Exercises in 2001 and 2001 Year-End Option/SAR Values", "Profit Sharing Plan", "Executive Deferred Compensation Plan", "Performance Graph", and "Employment and Severance Agreements" on pages 9 through 11 and pages 14 through 17 of the 2002 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information  set forth  under the  headings,  "Proposal  One - Election  of
     Directors  - General"  on pages 4 through 8,  "Proposal  One - Election  of
     Directors - Management Stock Ownership" on page 9, and "Principal Shareholders" on pages 18 and 19 in the 2002 Proxy Statement, relating to the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by the directors of Seacoast, all such directors and officers as a group and certain beneficial owners is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information set forth under the heading "Proposal One - Election of Directors - Salary and Benefits Committee Interlocks and Insider Participation" and "Certain Transactions and Business Relationships" on pages 17 and 18 of the 2002 Proxy Statement is incorporated herein by reference.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)(1) List of all financial statements

     The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 2001 Annual Report are incorporated by reference into Item 8 of this Annual Report on Form 10-K.

      Report of Independent Certified Public Accountants
      Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended
        December 31, 2001, 2000 and 1999
      Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 2001, 2000 and 1999
      Consolidated Statements of Cash Flows for the years ended
        December 31, 2001, 2000 and 1999
      Notes to Consolidated Financial Statements

a)(2) List of Financial Statement Schedules

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

a)(3) Listing of Exhibits

     The following Exhibits are filed as part of this report in Item 14 (c):

     Exhibit 3.1 Amended and Restated Articles of Incorporation Incorporated herein by reference from registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997.

     Exhibit 3.2 Amended and Restated By-laws of the Corporation Incorporated herein by reference from Exhibit 3.2 of Registrant's Current Report on Form 8-K, File No. 0-13660, dated June 6, 1997.

     Exhibit 4.1 Specimen Class A Common Stock Certificate Incorporated herein by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File No. 2-88829.

     Exhibit 4.2 Specimen Class B Common Stock Certificate Incorporated herein by reference from Exhibit 4.2 of registrant's Registration Statement on Form S-1, File No. 2-88829.

     Exhibit 10.1 Profit Sharing Plan, as amended Incorporated herein by reference from registrant's Registration Statement on Form S-8, File No. 33-22846, dated July 18, 1988, and as amended, from Exhibit 10.1 of registrant's Annual Reports on Form 10-K, dated March 27, 1998.

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

     Exhibit   10.8  1991  Stock  Option  &  Stock   Appreciation   Rights  Plan
     Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 33-61925, dated August 18, 1995.

     Exhibit 10.9 1996 Long Term Incentive Plan Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.

     Exhibit 10.10 Non-Employee Director Stock Compensation Plan Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999.

     Exhibit 10.11 2000 Long Term Incentive Plan Incorporated herein by reference from registrant's Registration Statement on Form S-8 File No. 333-49972, dated November 15, 2000.

     Exhibit 10.12 Executive Deferred Compensation Plan Dated October 17, 2000, but effective November 1, 2000.

     Exhibit 13 2001 Annual Report The following portions of the 2001 Annual Report are incorporated herein by reference:

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

b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of 2001.

c)   Exhibits
     The response to this portion of Item 14 is submitted as a separate section of this report.

d)   Financial Statement Schedules
     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 28th day of March 2002.

SEACOAST BANKING CORPORATION OF FLORIDA
         (Registrant)


By:     /s/ Dennis S. Hudson, III
        -------------------------
        Dennis S. Hudson, III
        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Date

                                                                      Date

/s/ Dale M. Hudson                                              March 28, 2002
---------------------------------------------
Dale M. Hudson, Chairman of the Board
and Director

/s/ Dennis S. Hudson, III                                       March 28, 2002
---------------------------------------------
Dennis S. Hudson, III, President,
Chief Executive Officer  and Director

/s/ William R. Hahl                                             March 28, 2002
---------------------------------------------
William R. Hahl, Executive Vice President and
Chief Financial Officer

/s/ Jeffrey C. Bruner                                           March 28, 2002
---------------------------------------------
Jeffrey C. Bruner, Director

/s/ John H. Crane                                               March 28, 2002
---------------------------------------------
John H. Crane, Director

/s/ Evans Crary, Jr.                                            March 28, 2002
---------------------------------------------
Evans Crary, Jr., Director

/s/ Christopher E. Fogal                                        March 28, 2002
---------------------------------------------
Christopher E. Fogal, Director

/s/ Jeffrey S. Furst                                            March 28, 2002
---------------------------------------------
Jeffrey S. Furst, Director

                                                                March 28, 2002
---------------------------------------------
Dennis S. Hudson, Jr., Director

/s/ John R. Santarsiero, Jr.                                    March 28, 2002
---------------------------------------------
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.                                      March 28, 2002
---------------------------------------------
Thomas H. Thurlow, Jr., Director

                                                                  EXHIBIT 23
                               ARTHUR ANDERSEN LLP

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

As independent certified public accountants, we hereby consent to the incorporation of our report incorporated by reference in this Form 10-K of Seacoast Banking Corporation of Florida, into the Company's previously filed registration statements on Form S-8 (File Nos. 33-61925, 33-46504, 33-25627, 33-22846, 333-91859, 333-70399 and 333-49972).


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
  March 28, 2002.

                    SEACOAST BANKING CORPORATION OF FLORIDA

March 28, 2002


United States Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549

        RE: Annual Report on Form 10-K for the Year Ended December 31, 2001 Confirmation of Receipt of Assurances from Arthur Andersen LLP

Ladies and Gentlemen:

Seacoast Banking Corporation of Florida engages Arthur Andersen LLP ("Andersen") as our independent public accountants. Andersen completed its audit work on our financial statements for the year ended December 31, 2001 on January 14, 2002, and Andersen's opinion with respect to our financial statements bear that date. However, we did not file our Annual Report on Form 10-K for the year ended December 31, 2001 until after March 14, 2002.

We are aware of the contents of Release No. 34-45590 and the addition of Temporary Note 3T to Article 3 of Regulation S-X (the "Temporary Note"). As the audit of our financial statements was completed prior to March 14, 2002, we believe that the requirements set forth in the Temporary Note are not applicable to our situation. However, in an abundance of caution, we have requested and received from Andersen a letter representing to us that its audit was subject to Andersen's quality control system for U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit, availability of national office consultation and availability of personnel at foreign affiliates of Arthur Andersen to conduct the relevant portions of the audit.

Respectfully submitted.

SEACOAST BANKING CORPORATION OF FLORIDA

/s/ William H. Hahl
-------------------
William H. Hahl
Executive Vice President
Chief Financial Officer

                                      EX-13
                               2001 ANNUAL REPORT


                              Financial Highlights


(Dollars in thousands except
per share data)
FOR THE YEAR                   2001       2000       1999       1998       1997
------------                   ----       ----       ----       ----       ----
Net interest income         $45,493    $42,095    $43,089    $40,213    $38,077
Provision for loan losses         0        600        660      1,710        913
Noninterest income:
  Securities gains (losses)     915       (12)        309        612         48
  Other                      15,108     13,150     12,148     11,775     10,896
Noninterest expenses         38,060     34,877     35,983     35,721     36,425
Income before income taxes   23,456     19,756     18,903     15,169     11,683
Provision for income taxes    9,326      7,668      7,119      5,606      4,251
Net income                   14,130     12,088     11,784      9,563      7,432
Core earnings (1)            22,624     20,459     19,439     16,565     12,755

Per share data Net income:
     Diluted                   2.96       2.51       2.40       1.84       1.42
     Basic                     3.00       2.53       2.43       1.88       1.45

Cash dividends paid:
     Class A common            1.14       1.06       0.98       0.90       0.82
Book value                    20.10      17.87      15.96      15.87      15.75
Dividends to net income       37.60%     41.60%     39.80%     47.40%     53.80%

AT YEAR END
Assets                   $1,225,964 $1,151,373 $1,081,032 $1,092,230   $943,037
Securities                  306,352    204,664    213,654    261,183    220,150
Net loans                   777,993    837,328    771,294    695,207    608,567
Deposits                  1,015,154    957,089    905,960    905,202    806,098
Shareholders' equity         93,519     84,263     77,111     78,442     81,064

Performance ratios:
    Return on average assets   1.22%      1.09%      1.11%      0.98%      0.83%
    Return on average equity  15.62      14.09      14.64      11.64       9.17
Net interest margin (2)        4.12       4.03       4.34       4.40       4.60
Average equity to average
    assets                     7.78       7.76       7.57       8.39       9.09
--------------------------------------------------------------------------------
(1) Income before taxes excluding the provision for loan losses, securities gains (losses) and expenses associated with foreclosed and repossessed asset management and dispositions.
(2)  On a fully taxable equivalent basis.

================================================================================
                                FINANCIAL REVIEW
================================================================================
                    2001 Management's Discussion and Analysis

Net income for 2001 totaled $14,130,000 or $2.96 per share diluted, compared with $12,088,000 or $2.51 per share diluted in 2000 and $11,784,000 or $2.40 per share diluted in 1999. Return on average assets was 1.22 percent and return on average shareholders' equity was 15.62 percent for 2001, compared to the prior year's results of 1.09 percent and 14.09 percent, respectively, and 1999's results of 1.11 percent and 14.64 percent, respectively.

Earnings in 2001 were impacted favorably by securities gains of $915,000 ($562,000 after tax) or $0.12 per share diluted.

--------------------------------------------------------------------------------
                              Results of Operations
                              ---------------------

Net Interest  Income
--------------------

Net interest income (on a fully tax equivalent  basis)  increased  $3,340,000 or
7.9 percent to $45,713,000 for 2001. For 2001, net interest margin  increased to
4.12 percent from 4.03 percent for 2000.

Since December 2000, the Federal Reserve was aggressive in reducing short-term rates. A 50 basis point reduction in December 2000, and the additional reductions totaling 400 basis points by the Fed, contributed to the improvement in the Company's margin. On a tax equivalent basis, the net interest margin improved from 4.10 percent in the first quarter, to 4.12 percent in the second quarter, to 4.13 percent in the third quarter, to 4.14 percent in the fourth quarter.

In 2001 the cost of interest  bearing  liabilities  declined 45 basis  points to
3.88 percent from a year ago. The rates for NOW, savings, money market accounts, certificates of deposit, and short-term borrowings declined 13, 104, 17, 16, and 243 basis points, respectively. The rate for NOW accounts decreased less than what might be expected as a result of the growth in balances in a product called Investor NOW. The rate paid on this product is indexed to third party mutual funds for balances in excess of $100,000. Average outstanding balances for this account during 2001 increased to $28.9 million from $5.1 million a year earlier. Another NOW account, Money Manager, also pays a premium rate and the average balance for this account increased $8.8 million during 2001, versus 2000.

Lower interest rates significantly impacted the prepayment of loans and investments. These funds and the funds from deposit increases had to be invested in earning assets at lower rates. The yield on earning assets for 2001 decreased 30 basis points to 7.32 percent, compared to one year earlier. The yield on loans declined 7 basis points to 7.93 percent, the yield on securities decreased 62 basis points to 5.65 percent, and the yield on federal funds sold declined 186 basis points to 4.21 percent. Average earning assets increased $58.2 million or 5.5 percent during 2001, with increases of $24.5 million to $246.2 million in securities, $10.7 million to $831.1 million in loans, and $23.0 million to $31.2 million in federal funds sold. In comparison, average loan balances grew $77.4 million in 2000 and securities balances declined.

The mix of earning assets, deposits and other interest bearing liabilities had a positive impact on the margin during 2001. Average loans (the highest yielding component of earning assets) as a percentage of earning assets decreased from
78.1 percent to 75.0 percent from a year ago,  while  securities  increased from
21.1 percent to 22.2 percent and federal funds sold increased from 0.8 percent to 2.8 percent. While total loans did not increase as a percentage of earning assets versus prior year, the Company successfully changed the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans and residential loan balances declining (see Loan Portfolio). Average certificates of deposit (a higher cost component of interest bearing liabilities) as a percentage of interest bearing liabilities decreased to 46.0 percent from 47.3 percent a year ago. Lower loan growth in 2001 diminished funding requirements, thereby allowing for lower rates to be paid for certificates of deposit. Early in 2001 management concluded that interest rates would continue to decrease. Therefore, short 3- to 5-month certificates of deposit were marketed so that they could be repriced at lower rates. The Company has approximately $117 million in CDs maturing in the first quarter of 2002. Lower cost core interest bearing deposits (average NOW, savings and money market deposits) grew $22.9 million or 6.1 percent to $400.3 million and average noninterest bearing demand deposits grew $10.6 million or 7.4 percent to $155.0 million, favorably affecting the Company's deposit mix. Short-term borrowings (including federal funds purchased, but principally sweep repurchase agreements with customers) increased to 5.7 percent of interest bearing liabilities from
4.5 percent a year ago, reflecting an increase in the balances maintained by customers utilizing sweep arrangements.

Proceeds from securities sales totaled $154.0 million during 2001 and purchases totaled $350.4 million. This compares to $10.2 million in sales and $20.9 million in purchases during 2000. Activity in the first quarter of 2001 ($65.9 million in sales and $106.1 million in purchases) reflected a restructuring effort to maximize earnings in the declining rate environment. In the second quarter $69.1 million in sales and $65.9 million in purchases were transacted, with $58.8 million in sales transacted in late June, in part to meet seasonal liquidity, but also to position the Company to benefit from possible future interest rate increases. No sales occurred in the third quarter of 2001, but of the $70.8 million in purchases transacted, $30.2 million was invested in floating rate securities based on the expectation (prior to the terrorist event on September 11, 2001) that further interest rate reductions by the Fed would be on hold. Sales in the fourth quarter totaling $19.0 million were transacted to realize appreciation on securities that management believed had reached their maximum potential total return, and securities of $107.6 million were acquired with durations ranging from 0.4 years to 3.3 years.

Net interest income (on a fully tax equivalent  basis)  decreased  $1,078,000 or
2.5 percent to $42,373,000 for 2000, compared to a year earlier. For 2000, the net interest margin decreased to 4.03 percent from 4.34 percent for 1999.

In 2000, the Federal Reserve increased short term rates 100 basis points, with increases of 25 basis points in both February and March 2000 and another 50 basis points in May 2000. The Company, along with most other banks, had its net interest margin decline over 2000 as a result of the Federal Reserve's actions. In the fourth quarter of 2000, the net interest margin (on a fully tax equivalent basis) of 3.93 percent was three basis points higher than in the third quarter of 2000, but was 15 basis points lower when compared to the second quarter of 2000 and 31 basis points lower when compared to first quarter 2000's margin performance.


TABLE 1:

Condensed Income Statement as a Percent of Average Assets
  (Tax equivalent basis)

                             2001     2000      1999
                             -----    -----     -----
Net interest income          3.93%    3.83%     4.09%
Provision for loan losses    0.00     0.05      0.06
Noninterest income
  Securities gains           0.08     0.00      0.03
  Other                      1.30     1.19      1.14
Noninterest expenses         3.27     3.16      3.39
                             ----     ----      ----
Income before income taxes   2.04     1.81      1.81
Provision for income taxes
 including tax equivalent
 adjustment                  0.82     0.72      0.70
                             -----    -----     -----
Net Income                   1.22%    1.09%     1.11%
                             =====    =====     =====

For the twelve months ended December 31, 2000 (compared to 1999), the cost of interest bearing liabilities increased 70 basis points to 4.33 percent, with rates for NOW, savings, money market, time deposits, short term borrowings, and other borrowings increasing 26, 96, 14, 74, 107, and 72 basis points, respectively. In part, the rate for NOW accounts increased as a result of the success of the new Investor NOW product, offered at a competitive market rate tied to an index. Rates for savings accounts increased as a result of the success of two savings products called Grand Savings and Grand Savings Plus which were offered at higher rates than the Company's regular savings account. The products increased $6.2 million and $33.7 million, respectively, during 2000. Certificates of deposit grew $13.2 million during 2000, reflecting higher interest rates paid and customer desire to shift deposit balances from lower interest bearing core deposits into higher yielding time deposits. The increase in rate for short term borrowings (all maturing overnight) reflects the impact of the Federal Reserve's actions during 2000. The termination (call) of a $10 million borrowing with a rate of 5.40 percent with Donaldson, Lufkin & Jenrette
(DLJ) at the end of August 2000 and the addition of $25 million of two-year fixed rate borrowings from the Federal Home Loan Bank (FHLB) in March 2000 at
6.99 percent (subsequently renewed for a three-year term at 6.55 percent in December 2000) effected the increase in the cost of other borrowings.



TABLE 2:

Changes in Average Earning Assets
(Dollars in thousands)


                   Increase/(Decrease)             Increase/(Decrease)
                       2001 vs 2000                  2000 vs 1999
                       ------------                  ------------
Securities:
  Taxable            $26,818     12.5%            ($26,734)   (11.1)%
  Nontaxable          (2,234)   (29.7)              (3,030)   (28.7)
Federal funds sold
and other short
term investments      22,950    278.1                  506      6.5
Loans, net            10,664      1.3               77,419     10.4
                     -------                       -------
Total                $58,198      5.5%             $48,161      4.8%
                     =======                       =======

With regards to interest earned, the yield on earning assets for 2000 increased 24 basis points to 7.62 percent, compared to 7.38 percent for 1999. Increases in the yield on loans of 15 basis points to 8.00 percent, the yield on securities of 22 basis points to 6.27 percent, and the yield on federal funds sold of 125 basis points to 6.07 percent was enhanced by a changing earning assets mix (with a $77.4 million growth in average loans during 2000). The growth in loans, larger as an amount in 2000 than for 1999, was slightly slower as a percentage year-over-year, 10.4 percent versus 11.0 percent, respectively.


TABLE 3:

Rate/Volume Analysis (On a Tax Equivalent Basis)
Amount of Increase/(Decrease)
(Dollars in thousands)


                                     2001 vs 2000
                                    Due to Change In:
                                    -----------------
                            Volume     Rate     Mix     Total
                            ---------------------------------
Earning Assets
Securities:
  Taxable                   $1,666  $(1,314)  $(165)  $  187
  Nontaxable                  (177)       0       0     (177)
                            ---------------------------------
                             1,489   (1,314)   (165)      10

Federal funds sold and
 other short term
 investments                 1,394     (154)   (428)     812
Loans                          853     (561)     (7)     285
                            ---------------------------------
Total Earning Assets         3,736   (2,029)   (600)   1,107

Interest Bearing Liabilities
NOW                             47      (72)     (3)     (28)
Savings deposits               258   (1,429)    (84)  (1,255)
Money market accounts          267     (322)    (22)     (77)
Time deposits                  517     (660)    (15)    (158)
                            ---------------------------------
                             1,089   (2,483)   (124)  (1,518)
Federal funds purchased
 and other short term
 borrowings                    680     (939)   (312)    (571)
Long term borrowings          (128)     (17)      1     (144)
                            ---------------------------------
Total Interest Bearing
 Liabilities                 1,641   (3,439)   (435)  (2,233)
                            ---------------------------------
Net Interest Income         $2,095   $1,410   $(165)  $3,340
                            =================================

---------------
Rate/Volume Analysis (On a Tax Equivalent Basis)(con't)
Amount of Increase (Decrease)
(Dollars in thousands)

                                  2000 vs 1999
                                Due to Change In:
                                -----------------
                           Volume     Rate    Mix     Total
                          -----------------------------------
Earning Assets
Securities:
  Taxable                  ($1,591)     $625   $(69)  ($1,035)
  Nontaxable                  (253)      (46)    13      (286)
                          -----------------------------------
                            (1,844)      579    (56)   (1,321)

Federal funds sold and
 other short term
 investments                    24        98      6       128
Loans                        6,078     1,095    114     7,287
                           ----------------------------------
Total Earning Assets         4,258     1,772     64     6,094

Interest Bearing Liabilities
NOW                           (105)      162    (15)       42
Savings deposits               600     1,058    257     1,915
Money market accounts         (438)      300    (32)     (170)
Time deposits                  657     2,928     97     3,682
                            ---------------------------------
                               714     4,448    307     5,469
Federal funds purchased
 and other short term
 borrowings                     13       411      3       427
Long term borrowings           976       179    122     1,277
                            ---------------------------------
Total Interest Bearing
 Liabilities                 1,703     5,038    432     7,173
                            ---------------------------------
Net Interest Income         $2,555   ($3,266) ($368)  ($1,079)
                            =================================


Average earning assets in 2000 were $48.2 million or 4.8 percent higher when compared to prior year. Average interest bearing liabilities were $29.5 million or 3.5 percent higher year over year. Loans (the highest yielding component of earning assets) as a percentage of average earning assets increased to 78.1 percent compared to 74.1 percent in 1999, while average securities (a lower yielding component) declined to 21.1 percent from 25.1 percent. Average other borrowings (the highest cost component of interest bearing liabilities) as a percentage of average interest bearing liabilities increased to 4.8 percent in 2000 compared to 3.0 percent in 1999. Lower cost core interest bearing deposits (NOW, savings and money market deposits) decreased $1.0 million or 0.3 percent to $377.4 million during 2000 and declined from 45.1 percent to 43.4 percent as a component of average interest bearing liabilities. Favorably affecting the Company's deposit mix, average noninterest bearing demand deposits grew $7.6 million or 5.6 percent to $144.4 million.


TABLE 4:

Changes in Average Interest Bearing Liabilities
(Dollars in thousands)

                    Increase/(Decrease)       Increase/(Decrease)
                       2001 vs 2000              2000 vs 1999
                    -------------------       -------------------
NOW                 $ 2,320       4.2%         $(5,914)     (9.6)%
Savings deposits      8,084       5.9           26,870      24.3
Money market
 accounts            12,454       6.8          (21,961)    (10.7)
Time deposits         9,062       2.2           13,226       3.3
Federal funds
 purchased and
 other short term
 borrowings          12,868      33.2              297       0.8

Other borrowings     (1,975)     (4.7)          17,005      68.1
                    -------                    -------
Total               $42,813       4.9%         $29,523       3.5%
                    =======                    =======


TABLE 5:

Three-Year Summary
Average Balances, Interest Income and Expenses, Yields and Rates (1)

(Dollars in
thousands)                         2001
----------                         ----
                           Average           Yield/
                              Balance Interest Rate
                          -------------------------
Earning assets:
  Securities
    Taxable              $240,914  $13,482   5.60%
    Nontaxable              5,287      419   7.93
                         -------------------------
                          246,201   13,901   5.65
  Federal funds
  sold and other
  short term
  investments              31,201    1,313   4.21
  Loans (2)               831,093   65,901   7.93
                        --------------------------
Total Earning Assets    1,108,495   81,115   7.32

Allowance for loan
 losses                    (7,187)
Cash and due from
 banks                     31,138
Bank premises and
 equipment                 16,057
Other assets               13,945
                        ---------
                       $1,162.448
                       ==========

Interest-bearing
 liabilities:
NOW                       $58,246   $1,107   1.90%
Savings deposits          145,431    3,125   2.15
Money market
 accounts                 196,610    3,867   1.97
Time deposits             419,801   23,260   5.54
Federal funds
 purchased and
 other short
 term borrowings           51,603    1,477   2.86
Other borrowings           40,000    2,566   6.42
                           ------    -----   ----
                          911,691   35,402   3.88

Demand deposits           154,990
Other liabilities           5,285
                       ----------
                        1,071,966
Shareholders'
  equity                   90,482
                       ----------
                       $1,162,448
                       ==========
Interest expense
  as % of earning
  assets                                     3.19%
Net interest
  income/yield on
  earning assets                   $45,713   4.12%
                                   =======   =====


Three-Year Summary (con't)
Average Balances, Interest Income and Expenses, Yields and Rates (1)

(Dollars in
thousands)                        2000
----------                        ----
                        Average             Yield/
                        Balance   Interest   Rate
                        --------------------------
Earning Assets:
Securities
    Taxable             $214,096   $13,295   6.21%
    Nontaxable             7,521       596   7.92
                        --------------------------
                         221,617    13,891   6.27

Federal funds
   sold and other
   short term
   investments             8,251       501   6.07
Loans (2)                820,429    65,616   8.00
                       ---------------------------
Total Earning Assets   1,050,297    80,008   7.62

Allowance for loan
 losses                   (7,099)
Cash and due from
 banks                    30,258
Bank premises and
 equipment                17,024
Other assets              14,300
                      ----------
                      $1,104,780
                      ==========

Interest-bearing
 liabilities:
NOW                      $55,926    $1,135   2.03%
Savings deposits         137,347     4,380   3.19
Money market
 accounts                184,156     3,944   2.14
Time deposits            410,739    23,418   5.70
Federal funds
 purchased and
 other short
 term borrowings          38,735     2,048   5.29
Other borrowings          41,975     2,710   6.46
                       ---------------------------
                         868,878    37,635   4.33
Demand deposits          144,362
Other liabilities          5,774
                       ---------
                       1,019,014
Shareholders'
 equity                   85,766
                      ----------
                      $1,104,780
                      ==========
Interest expense
 as % of earning                             3.58%
 assets
Net interest
 income/yield on
 earning assets                    $42,373   4.03%
                                   =======   =====



Three-Year Summary (con't)
Average Balances, Interest Income and Expenses, Yields and Rates (1)

(Dollars in
thousands)                       1999
----------                       ----
                          Average           Yield/
                          Balance  Interest  Rate
                         --------------------------
Earning Assets:
Securities
 Taxable                 $240,830  $14,330    5.95%
 Non Taxable               10,551      882    8.36
                         --------------------------
                          251,381   15,212    6.05
Federal funds
 sold and other
 short term
 investments                7,745      373    4.82
Loans (2)                 743,010   58,329    7.85
                        --------------------------
Total Earning Assets    1,002,136   73,914    7.38

Allowance for loan
 losses                    (6,713)
Cash and due from
 banks                     35,110
Bank premises and
 equipment                 17,213
Other assets               14,589
                       ----------
                       $1,062,335
                       ==========

Interest-bearing
 liabilities:
NOW                       $61,840   $1,093    1.77%
Savings deposits          110,477    2,465    2.23
Money market
 accounts                 206,117    4,114    2.00
Time deposits             397,513   19,736    4.96
Federal funds
 purchased and
 other short
 term borrowings           38,438    1,621    4.22
Other borrowings           24,970    1,433    5.74
                           ------    -----    ----
                          839,355   30,462    3.63

Demand deposits           136,742
Other liabilities           5,767
                            -----
                          981,864
Shareholders'
   equity                  80,471
                           ------
                       $1,062,335
                       ==========
Interest expense
 as % of earning
 assets                                       3.04%
Net interest
 income/yield on
 earning assets                   $43,452     4.34%
                                  =======     =====

-------------------------------

(1)  The tax equivalent adjustment is based on a 34% tax rate.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.


Provision for Loan Losses
-------------------------

No provisioning was recorded in 2001, reflecting the Company's exceptional credit quality, low nonperforming assets, and slower loan growth. Provisions of $600,000 and $660,000 were recorded in 2000 and 1999, respectively. Loan losses totaled $184,000 or 0.02 percent of average total loans in 2001 compared to $252,000 or 0.03 percent of average total loans in 2000 and $133,000 or 0.02 percent of average total loans in 1999. These ratios are much better than the banking industry as a whole.

The Company's loan portfolio mix has changed during 2001 (see Table 9-Loans Outstanding). The Company intends to continue to vary its loan portfolio mix by emphasizing higher yield commercial and consumer credits while reducing its exposure to 1-4 family lower yield residential loans. These changes may result in increased loan loss provisions should the increased exposure result in greater inherent losses in the loan portfolio.

Management determines the provision for loan losses which is charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency, there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. See "Nonperforming Assets" and "Allowance for Loan Losses."


Noninterest Income
------------------

Table 6 shows noninterest income for the years indicated.

Noninterest income, excluding gains and losses from securities sales, totaled $15,108,000 for 2001, an increase of $1,958,000 or 14.9 percent from a year ago. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 24.9 percent of net revenue, compared to 23.8 percent last year.

Market turmoil affected revenue from brokerage activities since late 2000 and the trend continued in 2001 with consumers shifting from the purchase of investment products to more conservative deposit products. In 2001 brokerage revenue decreased $616,000 or 25.4 percent to $1,805,000. Trust income was lower as well, declining $207,000 or 7.7 percent year over year to $2,497,000. The Company expects to expand its customer relationships through sales of investment management and brokerage products, including insurance.

The Company has been among the leaders in the production of residential mortgage loans in its market. In order to improve profitability and better manage interest rate risks, the Company began producing loans for third party permanent investors in 2000. In 2001 mortgage banking fees from loan sales totaled $1.7 million and total fees earned from this business totaled $2,456,000, a 219.0 percent increase over year 2000. Significantly lower interest rates in 2001 were partially responsible for loan production increasing from $90 million last year to $155 million in 2001. Also, the Company utilized correspondent lenders whose mortgage programs allowed for attractive rates and increased the Company's market share. The higher volumes were processed by commissioned originators, as well as the Company's branch personnel. The Company expects to derive fee income growth in 2002 by increasing its market penetration and from expanded sources of fees collected from this business. However, economic uncertainties could impact the growth.

Greater usage of check cards by the Company's core deposit customers and an increased cardholder base increased interchange income in 2001 to $735,000, an increase of $307,000 or 71.7 percent from last year. Other deposit based electronic funds transfer (EFT) income increased as well, by $85,000 or 37.4 percent to $312,000. Service charges on deposits increased $245,000 or 5.0 percent in 2001 to $5,110,000, largely due to an increasing core deposit base in 2001 from which to derive fees and greater analysis fees collected from commercial customers as earnings credits declined in the lower interest rate environment in 2001.

In its second year of operation, the Company's marine financing division (Seacoast Marine Finance) produced $72.5 million in luxury yacht loans, up $30.0 million year over year, while adding $26.4 million in marine assets to the loan portfolio and generating $743,000 in fees from the sale of out-of-market loans, a $382,000 or 105.8 percent increase year over year. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with an experience, seasoned team of marine lending professionals in Florida, Texas and California. Seacoast Marine Finance's marketing emphasis is on marine loans of $200,000 and greater. It is believed that growth in revenue from this business will continue to exceed the Company's other more traditional sources of fee income.

Noninterest income, excluding gains (losses) from sales of securities, totaled $13,150,000 in 2000, an increase of $1,002,000 or 8.2 percent from 1999.

While service charges on deposits remained nearly unchanged in 2000 as compared to the prior year, reflecting the intense competition from savings banks, other commercial banks and non-banks, other sources of fees and commissions increased $1,013,000 or 13.9 percent. The Company added two new sources for fee-based income in 2000. Its new Seacoast Marine Finance division produced $42.5 million in loans, of which $16.3 million were added to the loan portfolio and the remainder were sold, increasing fee-based income by $361,000. The Company also reorganized its traditional residential real estate portfolio lending division into a mortgage banking business. By the fourth quarter of 2000, this business generated $245,000 in revenue, a 41.6 percent increase over $173,000 earned in the third quarter of 2000. Revenue from brokerage activities increased $92,000 or 3.9 percent and trust (fiduciary) income increased $215,000 or 8.6 percent in 2000, compared to prior year. Financial markets during 2000 reflected an uncertainty with respect to economic growth and fear of Federal Reserve actions and increased inflation. Even so, investment management revenue results were favorable.

Proceeds from the sale of securities in 2001 totaled $154,018,000 with net gains of $915,000 recognized. Proceeds from sales of securities in 2000 totaled $10,203,000 and resulted in $12,000 in net losses. Proceeds from sales of securities in 1999 summed to $60,106,000, including net gains of $309,000. Sales in 2001 were transacted to restructure the portfolio to take advantage of the declining interest rate environment, to manage seasonal funding declines, and in mid-to-late2001 to position the Company for possible future interest rate increases. Proceeds from sales in 1999 were utilized primarily to fund lending demand and manage seasonal funding declines.



Table 6:

Noninterest Income
(Dollars in thousands)
                               Year Ended                   % Change
                               ----------                   --------
                           2001    2000    1999           01/00   00/99
                           ----    ----    ----           -----   -----
Service charges
 on deposit
 accounts                $5,110  $4,865  $4,876            5.0%   (0.2)%
Trust fees                2,497   2,704   2,489           (7.7)   (8.6)
Mortgage banking fees     2,456     770     633          219.0    21.6
Brokerage commissions
 and fees                 1,805   2,421   2,329          (25.4)    4.0
Marine finance fee          743     361       0          105.8     n/m
Debit card income           735     428     249           71.7    71.9
Other deposit based
 EFT fees                   312     227     200           37.4    13.5
Other                     1,450   1,374   1,372            5.5     0.1
                         ------  ------  ------           ----     ---
                         15,108  13,150  12,148           14.9     8.2
Securities
  gains(losses)             915     (12)    309            n/m     n/m
                        ------- ------- -------            ---     ---
Total                   $16,023 $13,138 $12,457           22.0%    5.5%
                        ======= ======= =======           =====    ====

n/m = not meaningful


NONINTEREST EXPENSES
--------------------
Table 7 shows the Company's noninterest expenses for the years indicated.

The Company's overhead ratio decreased from 64.7 percent in 1999 to 62.8 percent a year ago, and declined slightly in 2001 to 62.6 percent. This is reflective of a series of initiatives undertaken to reduce overhead costs, particularly staffing, and streamlined operational and procedural changes implemented over the past two years. The Company expects to continue to pursue lower operating overhead in future years and to continue the standardization of its systems and procedures.

Although noninterest expenses increased by $3,183,000 or 9.1 percent to $38,060,000 in 2001 compared to 2000, a disciplined control of expenses is maintained. Salaries, wages and benefits increased $2,388,000 or 14.7 percent year over year, mostly due to higher commissions and incentive compensation related to the significantly improved performance. Also impacting salaries, wages and benefits, group health insurance costs were $307,000 or 26.8 percent higher and temporary services were higher by $129,000, principally in data processing and loan operations. Base salaries increased $798,000 or 6.7 percent, with staffing on a full-time equivalent basis increasing from 340 at the end of 2000 to 358 at December 31, 2001, including additional staff for the Company's newest branch location at a WalMart store in Ft. Pierce, Florida. All other overhead expenses increased $795,000 or 4.3 percent.

Outsourced data processing costs were $362,000 or 8.8 percent higher, totaling $4,468,000. Of the increase, higher costs associated with the Company's core data processing service provider of $100,000, software licensing and maintenance of $102,000, and automatic teller machine (ATM) switch and transaction processing of $91,000 were recorded. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular and the number of customer accounts increases.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $191,000 or 11.1 percent to $1,908,000 for 2001, compared to a year ago. Of the increase, $62,000 was for higher sales promotion costs, $41,000 for direct mail campaigns and $30,000 for local community support.

For 2000, noninterest expenses totaling $34,877,000 were $1,106,000 or 3.1 percent lower than in 1999. Salaries and wages decreased $805,000 or 5.8 percent and employee benefits declined $621,000 or 16.4 percent. Most of the decrease in wage and benefit costs was related to lower performance award incentive accruals for 2000 and lower group health claims in 2000.

During 2000, occupancy expenses and furniture and equipment expenses on an aggregate basis increased $279,000 or 5.4 percent versus the prior year. Most of the increase resulted from higher lease payments for premises and additional computer equipment. In July 2000, the Company's bank subsidiary opened a branch on U.S. 1 in northern Martin County near the St. Lucie County line, at the same time closing a branch in St. Lucie County approximately one-half mile from the new branch. Overlap during the year of leasing the newly opened and closed branch offices, as well as costs associated with the new Seacoast Marine Finance office in Ft. Lauderdale, accounted for a portion of the increase.

Increased computer hardware costs during the third and fourth quarter of 2000 included the installation of new imaging equipment in September 2000 to more efficiently handle transactional information, produce customer statements and perform research. Using this technology has provided a reduction in staffing and postage, and has enhanced customer service, further establishing the Company's banking subsidiary's image as the "SuperCommunity Bank." Outside data processing costs increased $410,000 or 11.1 percent in 2000, compared to prior year.

Costs associated with foreclosed and repossessed asset management and disposition decreased $94,000 in 2000, a reflection of low nonperforming asset balances (see "Nonperforming Assets"). Legal and professional fees decreased $395,000 or 25.1 percent from last year. Most of this decrease was related to an expense in 1999 for hiring an outside consulting service to partner with the Company in assessing a number of internal processes for overhead improvement and revenue enhancement.

TABLE 7:

Noninterest Expenses
(Dollars in thousands)

                                        Year Ended                 % Change
                                        ----------                 --------
                                 2001      2000      1999         01/00  00/99
                                 ----      ----      ----         -----  -----
Salaries and wages             $14,776   $13,077   $13,882        13.0%  (5.8)%
Pension and other employee
 benefits                         3,866    3,177     3,798        21.7  (16.4)
Occupancy                         3,358    3,343     3,135         8.8    6.6
Furniture and equipment           2,190    2,108     2,037         0.5    3.5
Outsourced data processing
  Costs                           4,468    4,106     3,696         3.9   11.1
Marketing                         1,908    1,717     1,653        11.1    3.9
Legal and professional fees       1,230    1,177     1,572         4.5  (25.1)
FDIC assessments                    177      184       146        (3.8)  26.0
Foreclosed and repossessed
 asset management and
 dispositions                        83       91       185        (8.8) (50.8)
Amortization of intangibles         552      636       671       (13.2)  (5.2)
Other                             5,452    5,261     5,208         3.6    1.0
                                  -----    -----     -----
TOTAL                           $38,060  $34,877   $35,983         9.1%   3.1%
                                =======  =======   =======


INCOME TAXES
------------
Income taxes as a percentage  of income before taxes were 39.8 percent for 2001,
38.8 percent for 2000, and 37.7 percent for 1999. The increase in rates year-to-year can be attributed to higher state income taxes, a result of lower tax credit, lower tax exempt income, and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $18 million.

The Company has deferred tax assets, for which no valuation allowance is required, because the majority of the asset is deemed to be temporary and sufficient taxable income exists in the carry-back years to recover the asset.


FINANCIAL CONDITION
-------------------
Total assets increased $74,591,000 or 6.1 percent to $1,225,964,000 in 2001 after increasing $70,341,000 or 6.5 percent to $1,151,373,000 in 2000.


CAPITAL RESOURCES
-----------------
Table 8 summarizes the Company's capital position and selected ratios. The Company's ratio of shareholders' equity to period end assets was 7.63 percent at December 31, 2001, compared with 7.32 percent one year earlier. The Company manages the size of equity through a program of share repurchases of its outstanding Class A Common Stock. In treasury stock at December 31, 2001, there were 529,519 shares totaling $17,239,000 compared to 466,603 shares or $14,470,000 a year ago.



TABLE 8:

Capital Resources
(Dollars in thousands)

December 31                         2001       2000        1999
---------------------------------------------------------------
TIER 1 CAPITAL
  Common stock                  $    518   $    518    $    518
  Additional paid in capital      27,924     27,831      27,785
  Retained earnings               80,886     72,562      66,174
  Treasury stock                 (17,239)   (14,470)    (11,640)
  Valuation allowance                (12)      (173)       (849)
  Intangibles                     (2,976)    (3,432)     (4,021)
                                  -------    -------     -------
TOTAL TIER 1 CAPITAL              89,101     82,836      77,967

TIER 2 CAPITAL
  Allowance for loan losses,
   as limited                      7,034      7,218       6,870
                                   -----      -----       -----
TOTAL TIER 2 CAPITAL               7,034      7,218       6,870
                                   -----      -----       -----
TOTAL RISK-BASED CAPITAL        $ 96,135   $ 90,054    $ 84,837
                                ========   ========    ========
Risk weighted assets            $760,640   $741,590    $693,016
                                ========   ========    ========

Tier 1 risk based capital
 ratio                            11.71%     11.17%      11.25%

Total risk based capital ratio    12.64      12.14       12.24

    Regulatory minimum             8.00       8.00        8.00

Tier 1 capital to adjusted
 total assets                      7.49       7.44        7.32

     Regulatory minimum            4.00       4.00        4.00

Shareholders' equity to assets     7.63       7.32        7.13

Average shareholders' equity
 to average total assets           7.78       7.76        7.57



LOAN PORTFOLIO
--------------
Table 9 shows total loans (net of unearned income) by category outstanding at the indicated dates.

As part of its ongoing balance sheet and interest rate risk management, the Company securitized $19.6 million of its residential loans and sold the investment security. This factor and the conversion from a traditional residential real estate portfolio lender to a mortgage banking model of selling current loan production resulted in a decline in the Company's residential loan portfolio. During 2001, the Company sold $97.2 million in residential loans, compared to $13.3 million in 2000 and $28.0 million in 1999. The Company also sold $46.1 million in marine loans produced by Seacoast Marine Finance to other financial institutions, compared to $26.2 million in 2000 when the division first opened for business. In addition, the loan portfolio experienced higher prepayments as a result of significantly lower interest rates in 2001.

Total loans decreased $59,519,000 or 7.0 percent in 2001 compared to an increase of $66,382,000 or 8.5 percent in 2000. At December 31, 2001, the Company's mortgage loan balances secured by residential properties amounted to $363,120,000 or 46.3 percent of total loans (versus 55.3 percent a year ago). The next largest concentration was loans secured by commercial real estate totaling $255,057,000 or 32.5 percent (versus 25.6 percent a year ago). The Company's commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors, with high net worths that serve as secondary sources for repayment. At December 31, 2001, the Company had funded commercial real estate loans totaling $255.1 million. This amount was comprised of the following types of loans:


              In millions                                Amount
              ------------------------------------ -------------------
              Healthcare facilities                       $ 36.7
              Office buildings                              34.9
              Land development                              32.4
              Retail trade                                  32.2
              Industrial                                    19.3
              Multifamily                                   17.4
              Land - unimproved                             13.6
              Lodging                                        3.2
              Miscellaneous                                 65.4
              ------------------------------------ -------------------
              TOTAL                                       $255.1

Loans and commitments for 1-4 family residential properties and commercial real estate are generally secured with first mortgages on property, with the loan to fair value of the property not exceeding 80 percent on the date the loan is made. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $102,760,000 and real estate construction loans totaling $15.6 million which are secured by residential properties.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans, is managed by attempting to match maturities and repricing opportunities for assets against liabilities, when possible. At December 31, 2001, approximately $139 million or 38 percent of the Company's mortgage loan balances secured by residential properties were adjustable.

Of the approximate $155 million of new residential loans originated in 2001, $29 million were adjustable rate and $126 million were fixed rate. Loans secured by residential properties having fixed rates totaled approximately $224 million at December 31, 2001, of which 15- and 30-year mortgages totaled approximately $97 million and $85 million, respectively. Remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.

The Company's historical net charge offs for residential loans has been low. For 2001, net recoveries totaling $12,000 were recorded. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate total approximately $111 million and $89 million, respectively, at December 31, 2001.

Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses typically are smaller, often have short operating histories and do not have the sophisticated record keeping systems of larger entities. Most of such loans are secured by real estate used by such businesses, although certain lines are unsecured. Such loans are subject to the risks inherent to lending to small to medium sized businesses including the effects of a sluggish local economy, possible business failure, and insufficient cash flows. The Company's commercial loan portfolio totaled $36,618,000 at December 31, 2001 compared to $39,465,000 at December 31, 2000.

The Company makes a variety of consumer loans, including installment loans, loans for automobiles, boats, home improvements, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles. Most consumer loans are secured.

Second mortgage loans and home equity lines are extended by the Company. No negative amortization loans or lines are offered at the present time. Terms of second mortgage loans include fixed rates for up to 10 years on smaller loans of $30,000 or less. Such loans are sometimes made for larger amounts, with fixed rates, but with balloon payments upon maturities, not exceeding five years.

At December 31, 2000, the Company's mortgage loan balances secured by residential properties amounted to $467,437,000 or 55.3 percent of total loans. The next largest concentration was loans secured by commercial real estate totaling $216,248,000 or 25.6 percent. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $90,744,000 and real estate construction loans totaling $16.7 million which are secured by residential properties.

Loans secured by residential properties having fixed rates totaled approximately $274 million at December 31, 2000, of which 15- and 30-year mortgages totaled approximately $114 million and $110 million, respectively. Again, remaining fixed rate balances were comprised of home improvement loans with maturities less than 15 years.


TABLE 9:

Loans Outstanding
(Dollars in thousands)

December 31                   2001       2000       1999      1998      1997
-----------                   ----       ----       ----      ----      ----
Real estate mortgage       $574,585   $671,424   $623,472  $574,895  $492,410
Real estate construction     70,630     42,633     42,899    22,877    16,363
Commercial and financial     36,617     39,465     33,119    31,908    31,239
Installment loans to
 individuals                102,760     90,744     78,013    71,506    73,673
Other loans                     435        280        661       364       245
                           --------   --------   --------  --------  --------
TOTAL                      $785,027   $844,546   $778,164  $701,550  $613,930
                           ========   ========   ========  ========  ========


TABLE 10:

Loan Maturity Distribution
(Dollars in thousands)
                            Commercial,
                            Financial &   Real Estate
December 31, 2001         Agricultural    Construction     Total
-----------------------------------------------------------------

In one year or less           $13,548       $62,411       $75,959
After one year but
 within five years:
 Interest rates are
  floating or
  adjustable                    2,341         5,710         8,051
 Interest rates are fixed      13,028         2,330        15,358

In five years or more:
 Interest rates are
  floating or
  adjustable                    1,640             0         1,640
 Interest rates are fixed       6,060           179         6,239
                              -------       -------      --------
TOTAL                         $36,617       $70,630      $107,247
                              =======       =======      ========


ALLOWANCE FOR LOAN LOSSES
-------------------------
Table 11 provides certain information concerning the Company's allowance for loan losses for the years indicated.

The allowance for loan losses totaled $7,034,000 at December 31, 2001, $184,000 lower than one year earlier. The allowance for loan losses as a percentage of nonaccrual loans was 290.3 percent at December 31, 2001, compared to 343.9 percent at December 31, 2000. The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, internal controls, audit results, staff turnover, local market economics and loan growth. The allowance as a percent of loans outstanding increased slightly from 0.85 percent to 0.90 percent during 2001. The resulting allowance is also reflective of the bank's favorable and consistent delinquency trends and historical loss performance. These performance results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff. In 2001, net charge offs totaled $184,000, compared to $252,000 a year ago.


TABLE 11:

Summary of Loan Loss Experience
(Dollars in thousands)

Year Ended December 31            2001      2000      1999      1998      1997
----------------------            ----      ----      ----      ----      ----
Allowance for loan losses
  Beginning balance             $7,218    $6,870    $6,343    $5,363    $5,657
  Provision for loan losses          0       600       660     1,710       913
    Charge offs:
     Commercial and
      financial                     32        98         2       112       443
     Consumer                      395       432       458       901       936
     Commercial real estate         27        35        46       137       137
     Residential real estate         2        78       120        42        38
                                   ---       ---       ---     -----     -----
Total Charge Offs                  456       643       626     1,192     1,554

  Recoveries:
     Commercial and
      financial                     54        93       111       117        76
     Consumer                      182       226       230       211       197
     Commercial real estate         22        39       136       109        63
     Residential real estate        14        33        16        25        11
                                    --        --        --        --        --
Total Recoveries                   272       391       493       462       347
                                   ---       ---       ---       ---       ---
Net loan charge offs               184       252       133       730     1,207
                                   ---       ---       ---     -----     -----
Ending Balance                  $7,034    $7,218    $6,870    $6,343    $5,363
                                ======    ======    ======    ======    ======

Loans outstanding at end of
 year*                        $785,027  $844,546  $778,164  $701,550  $613,930
Ratio of allowance for loan
 losses to loans outstanding
 at end of year                  0.90%     0.85%     0.88%     0.90%     0.87%
Daily average loans
 outstanding*                 $831,093  $820,429  $743,010  $669,417  $595,884
Ratio of net charge offs to
 average loans outstanding       0.02%     0.03%     0.02%     0.11%     0.20%

* Net of unearned income.

--------------------------------------------------------


Table 12 summarizes the Company's allocation of the allowance for loan losses to each type of loan and information regarding the composition of the loan portfolio at the dates indicated.

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

Concentration of credit risk, discussed on pages 20-22 of this discussion and analysis, may affect the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At December 31, 2001, the Company had $645 million in loans secured by real estate, representing 82.1 percent of total loans, down from 84.6 percent at December 31, 2000. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

At December 31, 2001, the Company's allowance equated to 12.2 times average charge offs for the last three years. In contrast, the allowance equated to approximately two times charge offs in the early 1990's when Florida experienced a real estate economic decline. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.

TABLE 12:

ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)
                                   Allocation by Laon Type
December 31             2001      2000      1999      1998      1997
-----------             ----      ----      ----      ----      ----
Commercial and
  financial loans     $  738    $  844    $  677    $  576    $  363
Real estate loans      4,924     4,970     4,913     4,464     3,347
Installment loans      1,372     1,404     1,280     1,303     1,653
                      ------    ------    ------    ------    ------
     Total            $7,034    $7,218    $6,870    $6,343    $5,363
                      ======    ======    ======    ======    ======


                      Year End Loan Types as a Percent of Total Loans
December 31             2001      2000      1999      1998      1997
-----------             ----      ----      ----      ----      ----
Commercial and
  financial loans        4.7%      4.7%      4.3%      4.6%      5.1%
Real estate loans       82.1      84.6      85.6      85.3      82.9
Installment loans       13.2      10.7      10.1      10.1      12.0
                       ------    ------    ------    ------    ------
     Total             100.0%    100.0%    100.0%    100.0%    100.0%
                       ======    ======    ======    ======    ======



NONPERFORMING ASSETS
--------------------
Of the $2,423,000 in nonaccrual loans at December 31, 2001, 97 percent is secured with real estate. In addition, nonaccrual loans totaling $357,000 at December 31, 2001 were performing, however the Company has determined that the collection of principal or interest in accordance with the original terms of such loans is uncertain and has placed such loans on nonaccrual status. Management does not expect significant losses, for which an allowance for loan losses has not been provided, associated with the ultimate realization of these assets. Other real estate owned at December 31, 2001 was comprised of one property, totaling $119,000, representing 75 percent or less of its fair market value.

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


TABLE 13:

Nonperforming Assets
(Dollars in thousands)

December 31                      2001     2000     1999     1998     1997
-----------                      ----     ----     ----     ----     ----
Nonaccrual loans (1)           $2,423   $2,099   $2,407   $2,418   $2,254
Renegotiated loans                  0        0        0        0        0
Other real estate owned           119      346      339      288      536
                               ------   ------   ------   ------   ------
Total Nonperforming Assets     $2,542   $2,445   $2,746   $2,706   $2,790
                               ======   ======   ======   ======   ======
Amount of loans outstanding
 at end of year (2)          $785,027 $844,546 $778,164 $701,550 $613,930
Ratio of total nonperforming
 assets to loans outstanding
 and other real estate owned
 at end of period               0.32%    0.29%    0.35%    0.39%    0.45%
Accruing loans past due
 90 days or more                 $134     $108     $498     $329     $478
-----------------

(1) Interest income that could have been recorded during 2001 related to nonaccrual loans was $171, none of which was included in interest income or net income. All nonaccrual loans are secured.
(2) Net of unearned income.


LIQUIDITY MANAGEMENT
--------------------
Contractual maturities for assets and liabilities are reviewed to meet current and future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, investment securities, and federal funds sold. The Company has access to federal funds and Federal Home Loan Bank
(FHLB) lines of credit and is able to provide short-term financing of its activities by selling, under agreement to repurchase, United States Treasury securities and securities of United States Government agencies and corporations not pledged to secure public deposits or trust funds. At December 31, 2001, the Company had available lines of credit of $140,500,000. At December 31, 2001, the Company had $185,711,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At December 31, 2000, the amount of securities available and unpledged was $63,195,000.

Liquidity, as measured in the form of cash and cash equivalents, totaled $92,114,000 at December 31, 2001, compared to $72,505,000 at December 31, 2000.
Cash and equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments occurring in the Company's investment securities portfolio and loan portfolio.


DEPOSITS AND BORROWINGS
-----------------------
Total deposits increased $58,065,000 or 6.1 percent to $1,015,154,000 at December 31, 2001, compared to one year earlier. In comparison to 1999, deposits increased $51,129,000 or 5.6 percent in 2000 to $957,089,000. Certificates of deposit decreased $17,726,000 or 4.3 percent to $398,797,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money market accounts) increased $63,438,000 or 16.7 percent to $444,229,000, and noninterest bearing demand deposits increased $12,353,000 or 7.7 percent to $172,128,000. Lower interest rates, an uncertain economic environment, and recent turmoil in financial markets have aided growth in deposits as customers seek the stability of bank products. The Company's success in marketing desirable deposit products in this environment, in particular Investor NOW and Money Manager offerings, enhanced growth in lower cost interest bearing deposits. See "Net Interest Income".

The number of sweep repurchase accounts remained unchanged from a year ago; however, the incremental dollar amount invested by customers under repurchase agreements has increased. Repurchase agreement balances increased $6,684,000 or
10.3 percent to $71,704,000 at December 31, 2001.

At December 31, 2001, other borrowings were the same year over year at $40,000,000, entirely comprised of funding from the FHLB.


Table 14:

Maturity of Certificates of Deposit of $100,000 or More
(Dollars in thousands)

                                % of                % of
December 31          2001      Total      2000      Total
----------------------------------------------------------
Maturity Group:
  Under 3 months   $26,709      28.6%   $13,840      15.0%
  3 to 6 months     24,049      25.8     17,973      19.5
  6 to 12 months    22,811      24.5     24,395      26.4
  Over 12 months    19,635      21.1     36,075      39.1
                   -------     ------   -------     ------
Total              $93,204     100.0%   $92,283     100.0%
                   =======     ======   =======     ======


EFFECTS ON INFLATION AND CHANGING PRICES
----------------------------------------

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the general levels of inflation. However, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

SECURITIES
----------
Information relating to yields, maturities, carrying values, market values and unrealized gains (losses) of the Company's securities is set forth in Tables 15-19.

At December 31, 2001, the Company had $278,481,000 of securities held for sale or 91.6 percent of total securities compared to $182,230,000 or 87.5 percent at December 31, 2000. Total securities increased $95,839,000 or 46.0 percent in 2001, reflecting slower loan growth combined with a 6.1 percent increase in deposits. During 2001, proceeds from the sale of securities totaled $154,018,000. Maturities in 2001 totaled $100,816,000 and purchases totaled $350,395,000. With the Federal Reserve's policy shift to decreasing interest rates, the Company transacted sales of certain securities to restructure its portfolio to take advantage of the lower interest rate environment in 2001 while posturing the portfolio to limit exposure to possible rising rates in the future.

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

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly which can be reinvested. The average life of the portfolio at December 31, 2001 was 3.8 years compared to 3.4 years in 2000.

At December 31, 2001, the Company had unrealized net gains of $3,041,000 or 1.0 percent of amortized cost. At December 31, 2000, unrealized net losses were $3,372,000. The Federal Reserve increased rates 100 basis points in 2000 and decreased rates 450 basis points most recently, over the period December 2000 to December 2001. The increase in rates in 2000 did not affect rates for instruments with maturities over 2 years significantly, but recent rate declines did provide appreciation in the market value of the Company's securities portfolio.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.


TABLE 15:

Securities Held For Sale
(In thousands)


                                            At December 31, 2001
                               ------------------------------------------------
                               Amortized     Fair      Unrealized    Unrealized
                                 Cost       Value        Gains         Losses
===============================================================================
U.S. Treasury and other U.S.
 government agencies and
 corporations
   2001                        $  2,499   $  2,561      $   62               -
   2000                          20,996     20,768           -            (228)
Mortgage-backed and asset
 backed securities
   2001                         268,197    270,495       2,779            (481)
   2000                         129,619    126,620          18          (3,017)
Mutual Funds
   2001                             300        281           -             (19)
   2000                          23,881     23,662           -            (219)
Other
   2001                           7,485      7,485           -               -
   2000                           7,734      7,672           -             (62)
                                -----------------------------------------------
Total Securities Held for
 Sale
   2001                         $278,481  $280,822      $2,841          $ (500)
   2000                          182,230   178,722          18          (3,526)
                                ===============================================
-------------------------------------------------------------------------------


TABLE 16:

Securities Held For Investment
(In thousands)


                                            At December 31, 2001
                               ------------------------------------------------
                               Amortized     Fair      Unrealized    Unrealized
                                 Cost       Value        Gains         Losses
===============================================================================
Mortgage-backed and asset
 backed securities
   2001                         $20,793    $21,359        $576            $(10)
   2000                          19,528     19,562         113             (79)
Obligations of States and
 Political Subdivisions
   2001                           4,737      4,871         134               -
   2000                           6,414      6,516         102               -
                                -----------------------------------------------
Total Securities Held for
 Investment
   2001                         $25,530    $26,230        $710            $(10)
   2000                          25,942     26,078         215             (79)
                                ===============================================
-------------------------------------------------------------------------------


TABLE 17:

Maturity Distribution of Securities Held for Investment
(Dollars in Thousands)
                                           At December 31, 2001
                             --------------------------------------------------
                                                                        Average
                             1 Year        1-5       5-10              Maturity
                             Or Less      Years      Years    Total    In Years
===============================================================================
Amortized Cost
Mortgage-backed and asset
 backed securities            $  8       $4,694    $16,091   $20,793      7.39
Obligations of States and
 Political Subdivisions        495        2,587      1,665     4,737      2.66
                              --------------------------------------
Total Securities Held for
 Investments                  $493       $7,281    $17,756   $25,530      6.51
                              ================================================
Fair Value
Mortgage-backed and asset
 backed securities            $  9       $4,877    $16,473   $21,359
Obligations of States and
 Political Subdivisions        492        2,662      1,717     4,871
                              --------------------------------------
Total Securities Held for
 Investments                  $501       $7,539    $18,190   $26,230
                              ======================================
Weighted Average Yield (FTE)
Mortgage-backed and asset
 backed securities            4.93%       6.63%       3.47%    4.19%
Obligations of States and
 Political Subdivisions       7.07%       8.03%       7.99%    7.92%
Total Securities Held for
 Investments                  7.03%       7.13%       3.90%    4.88%
                              ======================================
------------------------------------------------------------------------------


TABLE 18:

Maturity Distribution of Securities Held for Sale
(Dollars in Thousands)
                                           At December 31, 2001
                             --------------------------------------------------
                                1 Year       1-5        5-10        After 10
                                Or Less     Years       Years         Years
===============================================================================
Amortized Cost
U.S. Treasury and other U.S.
 Government agencies and
 corporations                  $ 1,004   $  1,495
Mortgage-backed and asset
 backed securities              59,937    177,638     $15,385       $15,237
Mutual Funds
Other
                               ------------------------------------------------
Total Securities Held for
 Sale                          $60,941   $179,133     $15,385       $15,237
                               ================================================
Fair Value
U.S. Treasury and other U.S.
 Government agencies and
 corporations                  $ 1,030   $  1,531
Mortgage-backed and asset
 backed securities              60,202    179,430     $15,457       $15,406
Mutual Funds
Other
                               ------------------------------------------------
Total Securities Held for
 Sale                          $61,232   $180,961     $15,457       $15,406
                               ================================================
Weighted Average Yield (FTE)
U.S. Treasury and other U.S.
 Government agencies and
 corporations                    4.73%      4.25%
Mortgage-backed and asset
 backed securities               3.44%      5.27%       4.19%         2.97%
Mutual Funds
Other
                               ------------------------------------------------
Total Securities Held for
 Sale                            3.46%      5.27%       4.19%         2.97%
                               ================================================
-------------------------------------------------------------------------------

Continued.....
Maturity Distribution of Securities Held for Sale
(Dollars in Thousands)
                                           At December 31, 2001
                              --------------------------------------------------
                                   No                                Average
                              Contractual                           Maturity
                                Maturity           Total            In Years
===============================================================================
Amortized Cost
U.S. Treasury and other U.S.
 Government agencies and
 corporations                                    $  2,499            1.20
Mortgage-backed and asset
 backed securities                                268,197            3.52
Mutual Funds                   $  300                 300              **
Other                           7,485               7,485               *
                               --------------------------
Total Securities Held for
 Sale                          $7,785            $278,481            3.50
                               ==========================================
Fair Value
U.S. Treasury and other U.S.
 Government agencies and
 corporations                                    $  2,561
Mortgage-backed and asset
 backed securities                                270,495
Mutual Funds                   $  281                 281
Other                           7,485               7,485
                               --------------------------
Total Securities Held for
 Sale                          $7,766            $280,822
                               ==========================
Weighted Average Yield (FTE)
U.S. Treasury and other U.S.
 Government agencies and
 corporations                                       4.44%
Mortgage-backed and asset
 backed securities                                  4.67%
Mutual Funds                     4.77%              4.77%
Other                            5.57%              5.57%
                               ------------------------------------------------
Total Securities Held for
 Sale                            5.54%              4.69%
                               ================================================
-------------------------------------------------------------------------------
*Other Securities excluded from calculated average for total securities **Contractual maturity assumed to be immediate for total average years to maturity calculation



INTEREST RATE SENSITIVITY
-------------------------
Fluctuations in rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. This risk is managed using simulation modeling to measure interest rate risk and evaluate strategies. The objective is to optimize the Company's financial position, liquidity, and net interest income while limiting their volatility.

Senior management regularly reviews the overall interest rate risk position and implements strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent, given a change in interest rates (up or down) of 200 basis points. Based on the Company's most recent ALCO model simulations, net interest income would decline 1.5 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited repricing when interest rates increase or decrease within a range of 200 basis points.

On December 31, 2001, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 22.2 percent.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts can and may be utilized as components of the Company's past risk management profile. The Company does not presently use interest rate protection products in managing its interest rate sensitivity.


TABLE 19:

INTEREST RATE SENSITIVITY ANALYSIS (1)

(Dollars in thousands)            0-3       4-12       1-5     Over 5
December 31, 2001               Months     Months     Years     Years     Total

Federal funds sold           $  45,010  $       0  $      0  $      0 $   45,010
Securities (2)                  88,840    104,696   100,779     9,696    304,011
Loans (3)                      152,311    194,402   377,860    58,031    782,604
                            ----------------------------------------------------
Earning assets                 286,161    299,098   478,639    67,727  1,131,625
Savings deposits (4)           444,229          0         0         0    444,229
Certificates of deposit        117,083    203,845    77,869         0    398,797
Borrowings                      71,704          0    25,000    15,000    111,704
                            ----------------------------------------------------
Interest bearing liabilities   633,016    203,845   102,869    15,000    954,730
                            ----------------------------------------------------
Interest sensitivity gap     $(346,855) $  95,253  $375,770  $ 52,727 $  176,895
                            ====================================================
Cumulative gap               $(346,855) $(251,602) $124,168  $176,895
                            ====================================================
Ratio of cumulative gap to       (30.7)     (22.2)     11.0      15.6
 total earning assets (%)
Ratio of earning assets to
  interest bearing                45.2      146.7     465.3     451.5
  liabilities (%)
--------------------------------------------------------------------------------

1. The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
2. Securities are stated at amortized cost.
3. Excludes  nonaccrual  loans.
4. This category is comprised of NOW, savings, and money market deposits. If NOW and savings deposits (totaling $232,297) were deemed to be repriceable in "4-12 months," the interest sensitivity gap and cumulative gap would be $114,558, indicating 10.1% of earning assets and 71.4% of earning assets to interest bearing liabilities for the "0-3 months" category.

================================================================================
                         SELECTED QUARTERLY INFORMATION
                     Quarterly Consolidated Income Statement
================================================================================




(Dollars in thousands,                          2001 Quarters
 except per share data)                         -------------
                                       Fourth     Third     Second     First
-----------------------------------------------------------------------------
Net interest income:
    Interest income                    $19,361   $20,137    $20,721   $20,676
    Interest expense                     7,564     8,687      9,373     9,778
                                       --------------------------------------
    Net interest income                 11,797    11,450     11,348    10,898
Provision for loan losses                    0         0          0         0
                                       --------------------------------------
Net interest income after provision
 for losses                             11,797    11,450     11,348    10,898
Noninterest income:
    Service charges on deposit accounts  1,364     1,261      1,268     1,217
    Trust fees                             587       589        618       703
    Other service charges and fees         643       568        518       524
    Brokerage commissions and fees         432       417        556       400
    Other                                1,132       726        889       696
    Securities gains (losses)              340         8        422       145
                                       --------------------------------------
    Total noninterest income             4,498     3,569      4,271     3,685

Noninterest expenses:
    Salaries and wages                   3,905     3,792      3,677     3,402
    Employee benefits                    1,005       931      1,002       928
    Occupancy                              868       837        839       814
    Furniture and equipment                531       531        565       563
    Outsourced data processing costs     1,171     1,130      1,074     1,093
    Marketing                              462       456        472       518
    Legal and professional fees            340       283        298       309
    FDIC assessments                        43        45         45        44
    Foreclosed and repossessed asset
      management and dispositions           14         8         36        25
    Amortization of intangibles            138       138        138       138
    Other                                1,441     1,290      1,376     1,345
                                       --------------------------------------
    Total noninterest expenses           9,918     9,441      9,522     9,179
                                       --------------------------------------
Income before income taxes               6,377     5,578      6,097     5,404
Provision for income taxes               2,610     2,195      2,395     2,126
                                       --------------------------------------
Net income                             $ 3,767    $3,383     $3,702    $3,278
                                       ======================================
PER COMMON SHARE DATA
Net income diluted                      $ 0.79    $ 0.71     $ 0.78    $ 0.69
Net income basic                          0.81      0.72       0.79      0.69

Cash dividends declared:
  Class A common stock                    0.30      0.28       0.28      0.28
Market price Class A common stock:
  Low close                             37.600    34.850     27.250    26.938
  High close                            47.000    43.390     35.150    30.563
  Bid price at end of period            46.020    42.130     34.200    28.375

SELECTED QUARTERLY INFORMATION (con't)
--------------------------------------
                         Quarterly Consolidated Income Statement

                                                   2000 Quarters
                                                   -------------
(Dollars in thousands,
except per share data)                 Fourth     Third   Second     First
---------------------------------------------------------------------------
Net interest income:
    Interest income                    $20,575   $20,206  $19,896   $19,053
    Interest expense                    10,136     9,920    9,255     8,324
                                       ------------------------------------
    Net interest income                 10,439    10,286   10,641    10,729
Provision for loan losses                  150       150      150       150
                                       ------------------------------------
Net interest income after provision
 for losses                             10,289    10,136   10,491    10,579
Noninterest income:
    Service charges on deposit accounts  1,283     1,269    1,165     1,148
    Trust fees                             672       686      669       677
    Other service charges and fees         391       421      429       412
    Brokerage commissions and fees         485       510      532       894
    Other                                  423       335      437       312
    Securities gains (losses)             (16)         2        1         1
                                       ------------------------------------
    Total noninterest income             3,238     3,223    3,233     3,444

Noninterest expenses:
    Salaries and wages                   3,292     3,173    3,242     3,370
    Pension and other employee benefits    747       694      868       868
    Occupancy                              849       834      827       833
    Furniture and equipment                553       529      506       520
    Outsourced data processing costs     1,006     1,032    1,056     1,012
    Marketing                              448       416      408       445
    Legal and professional fees            321       287      272       297
    FDIC assessments                        46        47       46        45
    Foreclosed and repossessed asset
      management and dispositions            1        42      (1)        49
    Amortization of intangibles            138       162      168       168
    Other                                1,233     1,280    1,349     1,399
                                       ------------------------------------
    Total noninterest expenses           8,634     8,496    8,741     9,006
                                       ------------------------------------

Income before income taxes               4,893     4,863    4,983     5,017
Provision for income taxes               1,957     1,881    1,920     1,910
                                       ------------------------------------
Net income                              $2,936    $2,982   $3,063    $3,107
                                       ====================================
PER COMMON SHARE DATA
Net income diluted                      $ 0.62    $ 0.62   $ 0.63    $ 0.64
Net income basic                          0.62      0.63     0.64      0.64
Cash dividends declared:
  Class A common stock                    0.28      0.26     0.26      0.26
Market price Class A common stock:
  Low close                             24.250    25.500   25.000    24.750
  High close                            26.625    27.125   27.250    28.750
  Bid price at end of period            26.500    26.000   27.000    25.375

----------------------------------------------------------------------------

================================================================================
                         SELECTED QUARTERLY INFORMATION
         Consolidated Quarterly Average Balances, Yields and Rates (1)
================================================================================
                                  2001 QUARTERS

                                          Fourth                  Third
-------------------------------------------------------------------------------
                                  Average       Yield/      Average     Yield/
                                  Balance        Rate       Balance      Rate
-------------------------------------------------------------------------------
Assets
Earning Assets
Securities
  Taxable                      $  289,544       4.74%     $234,675      5.66%
  Nontaxable                        4,755       7.82         5,126      7.88
                               ----------------------------------------------
Total Securities                  294,299       4.79       239,801      5.71
Federal funds sold and
  other short term investments     21,001       2.04        29,871      3.53
Loans (2)                         819,636       7.64       834,436      7.85
                               ----------------------------------------------
Total Earning Assets            1,134,936       6.79     1,104,108      7.26
Allowance for loan losses          (7,066)                  (7,171)
Cash and due from banks            34,982                   30,517
Bank premises and equipment        15,584                   15,941
Other assets                       13,464                   13,499
                               ----------------------------------------------
                               $1,191,900               $1,156,894
                               ==============================================
Liabilities and Shareholders' Equity
Interest bearing liabilities
  NOW                          $   61,541       1.39%    $  53,069      1.91%
  Savings deposits                145,546       1.37       144,827      1.99
  Money market accounts           217,198       1.52       203,379      2.03
  Time deposits                   408,551       5.01       421,180      5.39
  Federal funds purchased and
    other short term borrowings    59,634       1.38        43,421      2.68
 Other borrowings                  40,000       6.41        40,000      6.43
                               ----------------------------------------------
Total Interest Bearing
   Liabilities                    932,470       3.22       905,876      3.80
Demand deposits                   161,521                  154,372
Other liabilities                   5,406                    5,443
                               ----------------------------------------------
     Total                      1,099,397                1,065,691
Shareholders' equity               92,503                   91,203
                               ----------------------------------------------
                               $1,191,900               $1,156,894
                               ==============================================
Interest expense as % of earning
assets                                          2.64%                    3.12%
Net interest income as % of
earning assets                                  4.14                     4.13

-------------------------
(1) The tax equivalent adjustment is based on a 34% tax rate. All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.

Consolidated Quarterly Average Balances, Yields and Rates (1) (con't)


                                  2001 QUARTERS

                                             Second             First
-------------------------------------------------------------------------------
                                    Average     Yield/      Average     Yield/
                                    Balance      Rate       Balance      Rate
-------------------------------------------------------------------------------
Assets
Earning Assets
Securities
  Taxable                        $  239,956      6.00%     $198,550      6.30%
  Nontaxable                          5,365      8.13         5,917      7.84
                                 --------------------------------------------
Total Securities                    245,321      6.05       204,467      6.34

Federal funds sold and
  other short term investments       29,844      4.46        44,358      5.55
Loans (2)                           834,967      8.04       835,472      8.20
                                 --------------------------------------------
Total Earning Assets              1,110,132      7.51     1,084,297      7.76

Allowance for loan losses            (7,224)                 (7,288)
Cash and due from banks              30,474                  28,513
Bank premises and equipment          16,187                  16,529
Other assets                         14,113                  14,722
                                 --------------------------------------------
                                 $1,163,682              $1,136,773
                                 ============================================

Liabilities and Shareholders' Equity
Interest bearing liabilities
  NOW                            $   58,899      2.10%      $59,509      2.24%
  Savings deposits                  146,002      2.36       145,354      2.90
  Money market accounts             187,105      2.18       178,258      2.23
  Time deposits                     427,376      5.77       422,231      5.98
  Federal funds purchased and
    other short term borrowings      50,814      3.19        52,553      4.42
  Other borrowings                   40,000      6.41        40,000      6.42
                                 --------------------------------------------
Total Interest Bearing
  Liabilities                       910,196      4.13       897,905      4.42
Demand deposits                     158,470                 145,427
Other liabilities                     5,111                   5,179
                                 --------------------------------------------
Total                             1,073,777               1,048,511

Shareholders' equity                 89,905                  88,262
                                 --------------------------------------------
                                 $1,163,682              $1,136,773
                                 ============================================
Interest expense as % of earning
  assets                                         3.39%                   3.66%
Net interest income as % of earning
  assets                                         4.12%                   4.10%
--------------------------------------------------------------------------------

(1) The tax equivalent adjustment is based on a 34% tax rate. All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.

------------------------

Consolidated Quarterly Average Balances, Yields and Rates (1) (con't)

                                  2000 QUARTERS

                                           Fourth                 Third
-------------------------------------------------------------------------------
                                    Average     Yield       Average     Yield
                                    Balance     /Rate       Balance     /Rate
-------------------------------------------------------------------------------
Assets
Earning Assets
Securities
  Taxable                        $  211,108      6.29%    $214,467       6.25%
  Nontaxable                          6,822      7.86        7,427       7.86
                                 ---------------------------------------------
Total Securities                    217,930      6.34      221,894       6.30
Federal funds sold and
  other short term investments        8,602      6.52        2,208       6.67
Loans (2)                           837,035      8.10      830,947       8.01
                                 ---------------------------------------------
Total Earning Assets              1,063,567      7.72    1,055,049       7.64
Allowance for loan losses           (7,195)                 (7,168)
Cash and due from banks              28,343                 25,409
Bank premises and equipment          16,931                 17,407
Other assets                         14,753                 14,140
                                 ---------------------------------------------
                                 $1,116,399             $1,104,837
                                 =============================================

Liabilities and Shareholders' Equity
Interest bearing liabilities
  NOW                            $   54,399     1.95%    $  50,210       2.20%
  Savings deposits                  140,903     3.27       139,691       3.33
  Money market accounts             172,646     2.26       182,605       2.24
  Time deposits                     419,613     6.00       423,163       5.84
  Federal funds purchased and other
     short term borrowings           52,842     5.58        33,185       5.54
  Other borrowings                   40,000     6.60        46,611       6.55
                                 ---------------------------------------------
 Total Interest Bearing
     Liabilities                    880,403     4.58       875,465       4.51
Demand deposits                     142,591                137,097
Other liabilities                     6,265                  6,308
                                 ---------------------------------------------
      Total                       1,029,259              1,018,870
Shareholders' equity                 87,140                 85,967
                                 ---------------------------------------------
                                 $1,116,399             $1,104,837
                                 =============================================
Interest expense as % of earning
assets                                          3.79%                    3.74%
Net interest income as % of earning
assets                                          3.93                     3.90

------------------------
(1) The tax equivalent adjustment is based on a 34% tax rate. All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.

------------------------

Consolidated Quarterly Average Balances, Yields and Rates (1) (con't)

                              2000 QUARTERS

                                           Second             First
----------------------------------------------------------------------------
                                      Average    Yield/    Average    Yield/
                                      Balance     Rate     Balance     Rate
----------------------------------------------------------------------------
Assets
Earning Assets
Securities
  Taxable                          $  216,122     6.19% $  214,715     6.11%
  Nontaxable                            7,555     7.89       8,287     8.06
Total Securities                      223,677     6.25     223,002     6.18
                                   ----------------------------------------
Federal funds sold and
  other short term investments         11,062     5.96      11,196     5.71
Loans (2)                             821,854     7.98     791,580     7.89
                                   ----------------------------------------
Total Earning Assets                1,056,593     7.60   1,025,778     7.50
Allowance for loan losses             (7,103)              (6,930)
Cash and due from banks                33,790               33,566
Bank premises and equipment            17,060               16,693
Other assets                           13,999               14,310
                                   ----------------------------------------
                                   $1,114,339           $1,083,417
                                   ========================================

Liabilities and Shareholders' Equity
Interest bearing liabilities
  NOW                              $   57,674     1.98%    $61,501     2.24%
  Savings deposits                    139,477     3.28     129,252     2.84
  Money market accounts               190,317     2.09     191,201     1.99
  Time deposits                       407,682     5.60     392,263     5.33
  Federal funds purchased and other
     short term borrowings             28,950     5.20      39,870     4.75
  Other borrowings                     49,970     6.40      31,289     6.21
                                   ----------------------------------------
Total Interest Bearing
  Liabilities                         874,070     4.26     845,376     3.96
Demand deposits                       149,518              148,341
Other liabilities                       5,519                4,993
                                   ----------------------------------------
      Total                         1,029,107              998,710
Shareholders' equity                   85,232               84,707
                                   ----------------------------------------
                                   $1,114,339           $1,083,417
                                   ========================================
Interest expense as % of earning
  assets                                          3.52%                3.26%
Net interest income as % of earning
  assets                                          4.08                 4.24

------------
(1) The tax equivalent adjustment is based on a 34% tax rate. All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.

--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


MANAGEMENT'S REPORT ON RESPONSIBILITIES FOR FINANCIAL REPORTING
---------------------------------------------------------------

Management is responsible for the preparation and content of the accompanying financial statements and the other information contained in this report. Management believes that the financial statements have been prepared in conformity with appropriate generally accepted accounting principles applied on a consistent basis and present fairly Seacoast Banking Corporation of Florida's consolidated financial condition and results of operations. Where amounts must be based on estimates and judgments, they represent the best estimates of management.

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

The accompanying 2001 financial statements have been audited by Arthur Andersen LLP, certified public accountants. As part of their audit, Arthur Andersen LLP evaluated the accounting systems and related internal accounting controls only to the extent they deemed necessary to determine their auditing procedures.

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




/s/ Dennis S. Hudson, III
-------------------------
Dennis S. Hudson, III
President and Chief Executive Officer


/s/ William R. Hahl
-------------------
William R. Hahl
Executive Vice President and Chief Financial Officer


/s/ John R. Turgeon
-------------------
John R. Turgeon
Senior Vice President and Controller

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------


Board of Directors and Shareholders
Seacoast Banking Corporation of Florida
Stuart, Florida

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida (a Florida corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Banking Corporation of Florida and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP
West Palm Beach, Florida,
     January 14, 2002.

CONSOLIDATED STATEMENTS OF INCOME

Seacoast Banking Corporation of Florida and Subsidiaries
(Dollars in thousands, except share data)


Year Ended December 31                  2001         2000        1999
---------------------------------------------------------------------
Interest Income
Interest on securities
  Taxable                          $  13,482      $13,295     $14,330
  Nontaxable                             285          413         605
Interest and fees on loans            65,815       65,521      58,243
Interest on federal funds sold         1,313          501         373
                                   ----------------------------------
    Total Interest Income             80,895       79,730      73,551

Interest Income
Interest on deposits                   8,099        9,459       7,672
Interest on time certificates         23,260       23,418      19,736
Interest on borrowed money             4,043        4,758       3,054
                                   ----------------------------------
    Total Interest Expense            35,402       37,635      30,462
                                   ----------------------------------

Net Interest Income                   45,493       42,095      43,089

Provision for loan losses                  0          600         660
                                   ----------------------------------
Net Interest Income After Provision
 for Loan Losses                      45,493       41,495      42,429

Noninterest income
    Securities gains                     915         (12)         309
    Other                             15,108       13,150      12,148
Noninterest expenses                  38,060       34,877      35,983
                                   ----------------------------------
    Income Before Income Taxes        23,456       19,756      18,903

Provision for income taxes             9,326        7,668       7,119
                                   ----------------------------------
    Net Income                     $  14,130      $12,088     $11,784
                                   ==================================
---------------------------------------------------------------------
Per Share Data
Net income per share common stock
   Diluted                         $    2.96    $    2.51   $    2.40
   Basic                                3.00         2.53        2.43
                                   ==================================
Average shares outstanding
   Diluted                         4,774,843    4,814,592   4,909,154
   Basic                           4,703,414    4,781,215   4,844,943
---------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands)
December 31                                       2001       2000
-----------                                       ----       ----
Assets
Cash and due from banks                      $   47,104 $   33,505
Federal funds sold                               45,010     39,000
                                             ---------------------
  Total cash and cash equivalents                92,114     72,505

  Securities held for sale (at market)          280,822    178,722
  Securities held for investment
  (market values:
   2001 - $26,230 and 2000 - $26,078)            25,530     25,942
                                             ---------------------
  Total Securities                              306,352    204,664

Loans available for sale                         19,135      2,030

Loans                                           785,027    844,546
Less:  Allowance for loan losses                  7,034      7,218
                                             ---------------------
  Net Loans                                     777,993    837,328

Bank premises and equipment                      15,357     16,633
Other real estate owned                             119        346
Core deposit intangibles                            402        654
Goodwill                                          2,448      2,682
Other assets                                     12,008     14,531
                                             ---------------------
Total Assets                                 $1,225,964 $1,151,373
                                             =====================

Liabilities and Shareholders' Equity
Liabilities
Demand deposits (noninterest bearing)        $  172,128 $  159,775
Savings deposits                                444,229    380,791
Other time deposits                             305,593    324,240
Time certificates of $100,000 or more            93,204     92,283
                                             ---------------------
  Total Deposits                              1,015,154    957,089

Federal funds purchased and securities
  sold under agreement to repurchase,
  maturing within 30 days                        71,704     65,020
Other borrowings                                 40,000     40,000
Other liabilities                                 5,587      5,001
                                             ---------------------
                                              1,132,445  1,067,110

Commitments and  Contingencies  (Notes I and N)

Shareholders'  Equity
Preferred stock, par value $1.00
  per share - authorized  1,000,000
  shares,  none issued or outstanding.                0          0

Class A common stock, par value $.10 per share
  (liquidation preference of $2.50 per share)
  authorized 10,000,000 shares, issued 4,833,281
  and outstanding 4,303,762 shares in 2001 and
  4,824,416 and outstanding 4,357,813 shares in
  2000.                                             483        482

Class B common stock, par value $.10 per share
  authorized 810,000 shares, issued and
  outstanding 349,845 in 2001 and 358,710
  shares in 2000.                                    35         36

Additional paid-in capital                       27,924     27,831

Retained earnings                                80,886     72,562
Less: Treasury Stock (529,519 shares
   in 2000), at cost.                           (17,239)   (14,470)
                                             ----------------------
                                                 92,089     86,441

Accumulated other comprehensive income, net       1,430     (2,178)
                                             ----------------------
Total Shareholders' Equity                       93,519     84,263
                                             ----------------------
Total Liabilities and
 Shareholders' Equity                        $1,225,964 $1,151,373
                                             ======================

----------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

(In thousands))
Year Ended December 31                     2001        2000        1999
-------------------------------------------------------------------------
Cash flows from operating activities
   Interest received                    $ 82,120    $ 78,619    $ 73,526
   Fees and commissions received          15,450      13,384      12,570
   Interest paid                         (35,645)    (37,341)    (30,527)
   Cash paid to suppliers and
    employees                            (34,468)    (34,261)    (33,405)
   Income taxes paid                      (9,761)     (7,566)     (7,315)
                                        ---------------------------------
Net cash provided by operating
 activities                               17,696      12,835      14,849

Cash flows from investing activities
   Maturities of securities held
    for sale                              97,156      19,699      85,078
   Maturities of securities held
     for investment                        3,660       4,848       4,770
   Proceeds from sale of
    securities held for sale             154,018      10,203      60,106
   Purchase of securities held for
    sale                                (334,597)     (7,559)   (110,258)
   Purchase of securities held for
    investment                           (15,798)    (13,357)          0
   Net new loans and principal
    repayments                            42,142     (68,471)    (74,498)
   Proceeds from sale of other
    real estate owned                        305         722         676
   Additions to bank
    premises and equipment                  (757)     (2,054)       (804)
   Net change in other assets               (485)       (627)         44
                                         --------------------------------
Net cash (used in) investing
 activities                              (54,356)    (56,596)    (34,886)

Cash flows from financing activities
   Net increase in deposits               58,068      51,146         744
   Net increase(decrease) in federal
     funds purchased and repurchase
     agreements                            6,684      (1,944)    (10,794)
   Net increase in other borrowings            0      15,030           0
   Exercise of stock options               1,281         236       1,529
   Treasury stock acquired                (4,457)     (3,119)     (4,243)
   Dividends paid                         (5,307)     (5,025)     (4,695)
                                         --------------------------------
Net cash(used in) provided by
    financing activities                  56,269      56,324     (17,459)
                                         --------------------------------
Net increase (decrease) in cash
 and cash equivalents                     19,609      12,563     (37,496)

Cash and cash equivalents at
 beginning of year                        72,505      59,942      97,438
                                         --------------------------------
Cash and cash equivalents at end
 of year                                 $92,114     $72,505     $59,942
                                         ================================
----------------------------------------------------------------------------
See Note P for supplemental disclosures. See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
-----------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                  Common Stock
                          ----------------------------
                                                         Additional
                                 Class A       Class B      Paid-in
(In thousands)                    Stock         Stock       Capital
-------------------------------------------------------------------
Balance at December 31, 1998      $481           $37       $27,439

Comprehensive Income:
  Net Income
  Unrealized losses on securities
  Comprehensive Income
Cash Dividends Declared
Exchange of Class B
  common stock for
  Class A common stock               1            (1)
Treasury stock acquired
Common stock issued from Treasury:
  For employee benefit plans
  For stock options and awards                                346
                                  -------------------------------
Balance at December 31, 1999       482            36       27,785

Comprehensive Income:
Net Income
Unrealized gains on securities

Comprehensive Income
Cash Dividends Declared
Exchange of Class B
  common stock for
  Class A common stock
Treasury stock acquired
  Common stock issued from Treasury:
  For employee benefit plans
  For stock options and awards                                 46
                                   ------------------------------
Balance at December 31, 2000        482           36       27,831

Comprehensive Income:
  Net Income
  Unrealized losses on securities
  Comprehensive Income
Cash Dividends Declared
Exchange of Class B
  common stock for
  Class A common stock                1           (1)
Treasury stock acquired
Common stock issued from Treasury:
  For employee benefit plans
  For stock options and awards                                 93
                                   ------------------------------
Balance at December 31, 2001       $483          $35      $27,924
                                   ==============================
----------
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity (con't)


(In thousands)                          Retained       Treasury
                                        Earnings        Stock
---------------------------------------------------------------

Balance at December 31, 1998            $59,162        $(8,806)

Comprehensive Income:
  Net Income                             11,784
  Unrealized losses on securities
  Comprehensive Income
Cash Dividends Declared                  (4,695)
Exchange of Class B common
  stock for Class A common stock
Treasury stock acquired                                 (5,076)
Common stock issued from Treasury:
  For employee benefit plans                               125
  For stock options and awards             (653)         2,117
                                        -----------------------
Balance at December 31, 1999             65,598        (11,640)

Comprehensive Income:
  Net Income                             12,088
  Unrealized losses on securities
  Comprehensive Income
Cash Dividends Declared                  (5,025)
Exchange of Class B common
  stock for Class A common stock
Treasury stock acquired                                 (3,242)
Common stock issued from Treasury:
  For employee benefit plans                                72
  For stock options and awards              (99)           340
                                        -----------------------
Balance at December 31, 2000             72,562        (14,470)

Comprehensive Income:
  Net Income                             24,130
  Unrealized losses on securities
  Comprehensive Income
Cash Dividends Declared                  (5,307)
Exchange of Class B common
  stock for Class A common stock
Treasury stock acquired                                 (4,523)
Common stock issued from Treasury:
  For employee benefit plans                                64
  For stock options and awards             (499)         1,690
                                        -----------------------
Balance at December 31, 2001            $80,886       $(17,239)
----------
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity (con't)
-------------------------------------------------------

                                      Securities
                                      Valuation
(In thousands)                         Equity         Comprehensive
                                     (Allowance)         Income
-------------------------------------------------------------------

Balance at December 31, 1998            $129

Comprehensive Income:
  Net Income                                            $11,784
  Unrealized losses on securities     (5,279)            (5,279)
                                                         -------
  Comprehensive Income                                    6,505
Cash Dividends Declared
Exchange of Class B common stock
  for Class A common stock
Treasury stock acquired
Common stock issued from Treasury:
  For employee benefit plans
  For stock options and awards
                                      -------
Balance at December 31, 1999          (5,150)

Comprehensive Income:
  Net Income                                             12,088
  Unrealized gains on securities       2,972              2,972
                                                         ------
  Comprehensive Income                                   15,060
Cash Dividends Declared
Exchange of Class B common stock
  for Class A common stock
Treasury stock acquired
Common stock issued from Treasury:
  For employee benefit plans
  For stock options and awards
                                      -------
Balance at December 31, 2000          (2,178)

Comprehensive Income:
  Net Income                                             14,130
  Unrealized gains on  securities      3,608              3,608
  Comprehensive Income                                   17,738
                                                         ------
Cash Dividends Declared
Exchange of Class B common stock
  for Class A common stock
Treasury stock acquired
Common stock issued from Treasury:
  For employee benefit plans
  For stock options and awards
                                      ------
Balance at December 31, 2001          $1,430
                                      ======
----------------------------------------------
See notes to consolidated financial statements.

================================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

       Seacoast Banking Corporation of Florida and Subsidiaries

Note A
SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations: The company is a single segment bank holding company whose operations and locations are more fully described on page 13 of this annual report.

Use of Estimates: The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Securities: Securities that may be sold as part of the Company's asset/liability management or in response to, or in anticipation of changes in interest rates and resulting prepayment risk, or for other factors are stated at market value. Such securities are held for sale with unrealized gains or losses reflected as a component of Shareholders' Equity net of tax. Debt securities that the Company has the ability and intent to hold to maturity are carried at amortized cost. Interest income on securities, including amortization of premiums and accretion of discounts is recognized using the interest method.

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

Bank  Premises and  Equipment:  Bank  premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight line method, over the estimated useful lives as follows: building - 25-40 years, furniture and equipment - 3-12 years.

Business Combinations: Net assets of companies acquired in purchase transactions are recorded at fair value at date of acquisition. Core deposit intangibles are amortized on a straight line basis over estimated periods benefited, not exceeding 10 years. Goodwill is amortized on a straight line basis over 15 years. Upon adoption of Statements of Financial Accounting Standards (SFAS)No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill will not be amortized, but tested for impairment and the amount of loss recognized (if any). The effect of the adoption of SFAS 142 is not expected to be material.

Mortgage Servicing Rights: The Company acquires mortgage servicing rights through the origination of mortgage loans, and the Company may sell or securitize those loans with servicing rights retained. Under Statement of Financial Accounting Standards No. 140, the Company allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

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

Provision for Loan Losses: The provision for loan losses is management's judgment of the amount necessary to increase the allowance for loan losses to a level sufficient to cover losses in the collection of loans.

Net Income Per Share: Net income per share is based upon the weighted average number of shares of both Class A and Class B common stock (Basic) and equivalents (Diluted) outstanding during the respective years.

Cash Flow Information: For the purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and federal funds sold as cash and cash equivalents.

New Accounting Standards: In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses the accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 supercedes SFAS 121 which was issued in March 1995. The enhanced disclosures are effective for fiscal years beginning after December 15, 2001. The effect of SFAS 144 on the Company is not expected to be material.

                                   ----------

NOTE B
CASH, DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, the Company and its subsidiary bank enter into agreements, or are subject to regulatory agreements, that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:

The Company's subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2001 was approximately $1,800,000.

Under Federal Reserve regulation, the Company's subsidiary bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2001, the maximum amount available for transfer from the subsidiary bank to the Company in the form of loans approximated 20 percent of consolidated net assets.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction the Company's subsidiary bank can distribute as dividends to the Company in 2002, without prior approval of the Comptroller of the Currency, approximately $12,500,000.

                                   ----------

NOTE C
SECURITIES

The amortized cost and market value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                             Held for
                            Investment        Held for Sale
                            -----------------------------------
                            Amortized Market  Amortized  Market
(Dollars in thousands)        Cost    Value     Cost      Value
---------------------------------------------------------------
Due in less than one year $   485   $   492  $  1,004  $  1,030
Due after one year
 through five years         2,587     2,662     1,495     1,531
Due after five years
 through ten years          1,665     1,717         0         0
Due after ten years             0         0         0         0
                          -------------------------------------
                            4,737     4,871     2,499     2,561
Mortgage backed
 securities                20,793    21,359   268,197   270,495
No contractual maturity         0         0     7,785     7,766
                          -------------------------------------
                          $25,530   $26,230  $278,481  $280,822
                          =====================================

Proceeds from sales of securities during 2001 were $154,018,000 with gross gains of $1,053,000 and gross losses of $138,000. During 2000, proceeds from sales of securities were $10,203,000 with gross gains of $10,000 and gross losses of $22,000. During 1999, proceeds from sales of securities were $60,106,000 with gross gains of $332,000 and gross losses of $66,000.

Securities with a carrying value of $112,163,000 at December 31, 2001, were pledged to secure United States Treasury deposits, other public deposits and trust deposits.

                                        At December 2001
                           ------------------------------------------
                            Gross       Gross      Gross
                           Amortized Unrealized  Unrealized  Market
(Dollars in thousands)       Cost       Gains      Losses     Value
---------------------------------------------------------------------
SECURITIES HELD FOR SALE
U.S. Treasury and U.S.
  Government agencies       $  2,499      $   62   $     0   $  2,561
Mortgage Backed
  Securities:                268,197       2,779      (481)   270,495
Mutual funds                     300           0       (19)       281
Other securities               7,485           0                7,485
                            -----------------------------------------
                            $278,481      $2,841   $  (500)  $280,822
                            =========================================
SECURITIES HELD FOR
  INVESTMENT
Mortgage Backed Securities $ 20,793 $ 576 $ (10) $ 21,359 Obligations of States and
  Political Subdivisions       4,737         134         0      4,871
                            -----------------------------------------
                            $ 25,530      $  710   $   (10)  $ 26,230
                            =========================================


                                       At December 2000
                           ------------------------------------------
                            Gross       Gross      Gross
                           Amortized Unrealized  Unrealized  Market
(In thousands)               Cost       Gains      Losses     Value
---------------------------------------------------------------------
SECURITIES HELD FOR SALE
U.S. Treasury and U.S.
  Government agencies       $ 20,996      $    0   $  (228)  $ 20,768
Mortgage Backed Securities   129,619          18    (3,017)   126,620
Mutual Funds                  23,881           0      (219)    23,662
Other Securities               7,734           0       (62)     7,672
                            -----------------------------------------
                            $182,230      $   18   $(3,526)  $178,722
                            =========================================

SECURITIES HELD FOR
  INVESTMENT
Mortgage Backed Securities $ 19,528 $ 113 $ (79) $ 19,562 Obligations of States and
  Political Subdivisions       6,414         102         0      6,516
Other Securities                   0           0         0          0
                            -----------------------------------------
                            $ 25,942      $  215   $   (79)  $ 26,078
                            =========================================

NOTE D
LOANS

An analysis of loans at December 31 is summarized as follows:


(Dollars in thousands)       2001        2000
-----------------------    --------    --------
Real estate construction   $ 70,630    $ 42,633
Real estate mortgage        574,585     671,424
Commercial and financial     36,617      39,465
Installment loans to
 individuals                102,760      90,744
Other                           435         280
                           --------    --------
                           $785,027    $844,546
                           ========    ========

One of the sources of the Company's business is loans to directors, officers and other members of management. These loans are made on the same terms as all other loans and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was approximately $4,564,000 and $5,042,000 at December 31, 2001 and 2000, respectively. During 2001, $858,000 of new loans were made and repayments totaled $1,336,000.

See Page 21 of Management's Discussion and Analysis for information about concentrations of credit risk of all financial instruments.

                                   ----------

NOTE E
IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

The Company's recorded investment in impaired loans and related valuation allowance are as follows:


                                          2001                   2000
                                   --------------------   --------------------
                                   Recorded   Valuation   Recorded   Valuation
(Dollars in thousands)             Investment Allowance   Investment Allowance
-------------------------          --------------------   --------------------
Impaired loans:
     Valuation allowance required        $ 0        $ 0          $10      $10
     No valuation allowance required       0          0            0        0
                                         ---        ---          ---      ---
            TOTAL                        $ 0        $ 0          $10      $10
                                         ===        ===          ===      ===

The valuation allowance is included in the allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000 were $1,000 and $23,000 respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. The Company recognized interest income on impaired loans of $4,000 and $6,000 for the years ended December 31, 2001 and 2000, respectively.

Transactions in the allowance for loan losses for the two years ended December 31, are summarized as follows:


(In thousands)                                2001      2000
-------------------------                     ----      ----
Balance, beginning of year                  $7,218    $6,870

Provision charged to operating expense           0       600

Charge offs                                   (455)     (643)

Recoveries                                     271       391
                                            ------    ------
Balance, end of year                        $7,034    $7,218
                                            ======    ======

                                   ----------

NOTE F
BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:


                                             Accumulated
                                            Depreciation     Net
                                                  &       Carrying
(In thousands)                      Cost    Amortization    Value
-------------------------------------------------------------------
December 31, 2001
Premises (including land of
 $2,967)                          $21,091       $ 8,792    $12,299

Furniture and equipment            12,519         9,461      3,058
                                  -------       -------    -------
                                  $33,610       $18,253    $15,357
                                  =======       =======    =======
December 31, 2000
Premises (including land of       $20,985       $ 8,107    $12,878
 $2,967)

Furniture and equipment            13,545         9,790      3,755
                                  -------       -------    -------
                                  $34,530       $17,897    $16,633
                                  =======       =======    =======

                                   ----------

NOTE G
BORROWINGS

All of the Company's short-term borrowings were comprised of federal funds purchased and securities sold under agreements to repurchase with maturities primarily from overnight to seven days:


(In thousands)                      2001        2000       1999
-------------------------           ----        ----       ----
Maximum amount outstanding
 at any month end                 $71,704     $68,352    $72,172
Average interest rate
 outstanding at end of year         1.19%       5.37%      4.24%
Average amount outstanding        $51,603     $38,735    $38,438
Weighted average interest rate      2.86%       5.29%      4.22%
----------------------------------------------------------------

On July  31,  1998,  the  Company  acquired  $24,970,000  in  other  borrowings,
$15,000,000 from the Federal Home Loan Bank (FHLB), principal payable on November 12, 2009 with interest payable quarterly at 6.10% and $9,970,000 from Donaldson, Lufkin & Jenrette (DLJ), principal payable on July 31, 2003, with interest payable quarterly at 5.40%. The DLJ borrowing was called on August 31, 2000. On March 9, 2000 the Company acquired $25,000,000 in additional borrowings from FHLB, principal payable on March 9, 2002 with interest payable quarterly at 6.99%; the borrowing was restructured to a 3 year term on December 1, 2000 at 6.55%. The FHLB $15,000,000 debt is subject to early termination on November 12, 2004 in accordance with the terms of the agreement.

The FHLB debt is secured by residential mortgage loans totaling $40,000,000.

The Company's subsidiary bank has unused lines of credit of $140,500,000 at December 31, 2001. The parent, Seacoast Banking Corporation of Florida, has an unused revolving line of credit totaling $5,000,000 which, if drawn upon, may be used for general corporate purposes, including but not limited to the capital needs of the Company and its subsidiaries and the repurchase of Common Stock.

                                   ----------

NOTE H
EMPLOYEE BENEFITS

The Company's profit sharing plan which covers substantially all employees after one year of service includes a matching benefit feature for employees electing to defer the elective portion of their profit sharing compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The profit sharing contributions charged to operations were $1,282,000 in 2001, $1,034,000 in 2000, and $1,355,000 in 1999.

The Company's stock option and stock appreciation rights plans were approved by the Company's shareholders on April 25, 1991, April 25, 1996 and April 20, 2000. The number of shares of Class A common stock that may be purchased pursuant to the 1991 and 1996 plans shall not exceed 300,000 shares for each plan and pursuant to the 2000 plan shall not exceed 400,000 shares. The Company has granted options on 250,000 shares and 286,000 shares for the 1991 and 1996 plans, respectively, through December 31, 2000; no options have been granted under the 2000 plan. Under the plans, the option exercise price equals the Class A common stock's market price on the date of grant. All options have a vesting period of four years and a contractual life of ten years.

The following table presents a summary of stock option activity for 1999, 2000 and 2001:


                                 Weighted                   Weighted
                                  Average                    Average
                        Number     Fair      Option Price   Exercise
                      of Shares    Value      Per Share       Price
                     ------------------------------------------------
Options
 outstanding,
 January 1, 1999        378,000             $11.00 - 29.00     $23.14
  Exercised             (68,000)             11.75 - 21.75      16.99
                        ---------------------------------------------
Options
 outstanding,
 December 31, 1999      310,000              11.75 - 29.00      24.51
  Exercised             (11,000)             11.75 - 19.00      17.42
  Granted                 7,000      6.98    24.63 - 27.13      25.70
  Cancelled              (5,000)                     29.00      29.00
                        ---------------------------------------------
Options
 outstanding,
 December 31, 2000      301,000              11.75 - 29.00      24.72
  Exercised             (54,000)             17.50 - 29.00      21.95
  Canceled               (4,000)             25.50 - 29.00      27.78
                        ---------------------------------------------
Options
 outstanding,
 December 31, 2001      243,000              11.75 - 29.00      25.26
                        =============================================
Options
 exercisable,
 December 31, 2001      236,000                                 25.24
=====================================================================

The following table summarizes information about stock options outstanding at December 31, 2001:



              Options Outstanding                 Options Exercisable
------------------------------------------------------------------------
                          Weighted
                          Average
             Number of   Remaining    Weighted   Number of    Weighted
  Range of     Shares     Contrac-    Average      Shares     Average
  Exercise   Outstand-   tual Life    Exercise    Exercis-    Exercise
   Prices       ing       in Years     Price        able       Price
------------------------------------------------------------------------
   $11.75       5,000        0.17      $11.75       5,000      $11.75
    17.50      12,000        3.17       17.50      12,000       17.50
    17.75      10,000        1.92       17.75      10,000       17.75
    19.00      23,000        1.17       19.00      23,000       19.00
    21.75      29,000        4.50       21.75      29,000       21.75
    24.63       4,000        8.22       24.63           0       24.63
    25.50      31,000        5.58       25.50      31,000       25.50
    27.13       3,000        8.62       27.13           0       27.13
    29.00     126,000        6.54       29.00     126,000       29.00
------------------------------------------------------------------------
              243,000        5.24       25.26     236,000       25.24
========================================================================


The three stock option plans are accounted for under APB Opinion No. 25, and therefore no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In
thousands,
except per
share data)                        2001       2000        1999
--------------                     ----       ----        ----
Net Income:
      As Reported               $14,130    $12,088     $11,784
      Pro Forma                  13,886     11,771      11,427

Per Share:
(Diluted):
      As Reported                  2.96       2.51        2.40
      Pro Forma                    2.91       2.44        2.33

Because the statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000; risk-free interest rates of 5.65 percent for 2000; expected dividend yield of 3.5 percent for the 2000 issue; expected life of 7 years; expected volatility of 28.5 percent for 2000.

                                   ----------

NOTE I
LEASE COMMITMENTS

The Company is obligated under various noncancelable operating leases for equipment, buildings and land. At December 31, 2001, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(Dollars in thousands)
-------------------------------

2002                    $ 1,574
2003                      1,552
2004                      1,534
2005                      1,306
2006                      1,116
Thereafter                7,425
                          -----
                        $14,507
                        =======

Rent expense charged to operations was $1,645,000 in 2001, $1,739,000 in 2000, and $1,471,000 in 1999. Certain leases contain provisions for renewal and change with the consumer price index.

Certain property is leased from related parties of the Company at prevailing rental rates. Lease payments to these individuals were $260,000 in 2001, $255,000 in 2000 and $229,000 in 1999.

                                   ----------

NOTE J
INCOME TAXES

The provision for income taxes including tax effects of security transaction gains(losses)(2001 - $353,000; 2000 - ($5,000); 1999 - $115,000) are as follows:


(Dollars in thousands)
Year Ended December 31              2001        2000       1999
----------------------              ----        ----       ----
Current

Federal                            $8,034      $6,666     $6,495

State                               1,335       1,149        821

Deferred

Federal                               (34)       (121)      (138)

State                                  (9)        (26)       (59)
                                   ------      ------     ------
                                   $9,326      $7,668     $7,119
                                   ======      ======     ======


Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in deferred income taxes as follows:


(Dollars in thousands)
Year ended December 31              2001        2000       1999
----------------------              ----        ----       ----

Depreciation                       $(155)      $(180)     $(144)

Allowance for loan losses             71         (78)      (329)

Interest and fee income             (428)         98        215

Other real estate owned                3          11         75

Other                                466           2        (14)
                                   ------      ------     ------
  TOTAL                            $ (43)      $(147)     $(197)
                                   ======      ======     ======

The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 35% to pretax income in 2000 and 1999 and 34.4 percent to pretax income in 1999)and the reported income tax expense relating to income taxes is as follows:


(Dollars in thousands)
Year Ended December 31               2001        2000       1999
----------------------               ----        ----       ----

Tax rate applied to income
 before income taxes                $8,210      $6,915     $6,503

Increase (decrease) resulting from the effects of:
Tax-exempt interest on
 obligations of states and
 political subdivisions               (136)       (182)      (235)

State income taxes                    (464)       (393)      (262)

Dividend exclusion                      (7)         (8)        (8)

Amortization of
   intangibles                         193         201        202

Other                                  204          12        157
                                     -----       -----      -----
Federal tax provision                8,000       6,545      6,357

State tax provision                  1,326       1,123        762
                                    ------      ------     ------
Applicable income taxes             $9,326      $7,668     $7,119
                                    ======      ======     ======

The net deferred tax assets (liabilities) are comprised of the following:



(Dollars in thousands)
Year Ended December 31                         2001       2000
----------------------                         ----       ----
Allowance for loan losses                    $2,381     $2,452
Other real estate owned                           0          3
Net unrealized securities losses                  0      1,702
Other                                             0         87
                                                 --         --
   Gross deferred tax assets                  2,381      4,244

Depreciation                                   (370)      (525)
Interest and fee income                        (468)      (896)
Net unrealized securities gains                (871)         0
Other                                           (55)       (37)
                                                ----       ----
   Gross deferred tax liabilities            (1,764)    (1,458)

Deferred tax asset valuation allowance            0          0
                                                  -          -
Net deferred tax assets                        $617     $2,786
                                               ====     ======

The tax effects of unrealized gains (losses) included in the calculation of comprehensive income as presented in the Statements of Shareholder's Equity for the three years ended December 31, are as follows:

(In thousands)
      2001    $2,573
      2000    $1,600
      1999   ($3,044)
                                ----------

NOTE K
NONINTEREST INCOME AND EXPENSES

Details of noninterest income and expenses follow:

(Dollars in thousands)
Year Ended December 31                       2001       2000      1999
----------------------                       ----       ----      ----

Noninterest income

  Service charges on deposit accounts       $5,110     $4,865    $4,876
  Trust fees                                 2,497      2,704     2,489
  Other service charges and fees             2,253      1,653     1,453
  Brokerage commissions and fees             1,805      2,421     2,329
  Other                                      3,443      1,507     1,001
                                             -----      -----     -----
                                            15,108     13,150    12,148
  Securities gains(losses)                     915       (12)       309
                                               ---       ----       ---
                                           $16,023    $13,138   $12,457
                                           =======    =======   =======

Noninterest expenses

  Salaries and wages                       $14,776    $13,077   $13,882
  Employee benefits                          3,866      3,177     3,798
  Occupancy                                  3,358      3,343     3,135
  Furniture and equipment                    2,190      2,108     2,037
  Outsourced data processing costs           4,468      4,106     3,696
  Marketing                                  1,908      1,717     1,653
  Legal and professional fees                1,230      1,177     1,572
  FDIC assessments                             177        184       146
  Foreclosed and repossessed asset
    management and dispositions                 83         91       185
  Amortization of intangibles                  552        636       671
  Other                                      5,452      5,261     5,208
                                             -----      -----     -----
  TOTAL                                    $38,060    $34,877   $35,983
                                           =======    =======   =======

                                   ----------

NOTE L
SHAREHOLDERS' EQUITY

The Company has reserved 100,000 Class A common shares for issuance in connection with an employee stock purchase plan and 150,000 Class A common shares for issuance in connection with an employee profit sharing plan. At December 31, 2001, an aggregate of 35,236 shares and 52,422 shares, respectively, have been issued as a result of employee participation in these plans.

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

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Company's regulator categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth below. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                       Minimum for
                                                    Capital Adequacy
                                                        Purposes
                                                  ---------------------
(Dollars in thousands)          Amount      Ratio     Amount     Ratio
----------------------          ------      -----     ------     -----
At December 31, 2001:
   Total Capital (to risk-
    weighted assets)            $96,135     12.64%    $60,851   >=8.00%
   Tier 1 Capital (to
    risk-weighted assets)        89,101     11.71      30,426   >=4.00%
   Tier 1 Capital (to adjusted
    average assets)              89,101      7.49      47,557   >=4.00%

At December 31, 2000:
   Total Capital (to risk-
    weighted assets)             90,054     12.14%    $59,327   >=8.00%
   Tier 1 Capital (to
    risk-weighted assets)        82,836     11.17      29,664   >=4.00%
   Tier 1 Capital (to adjusted
    average assets)              72,836      7.44      44,511   >=4.00%


-------(con't)------

                                  Minimum To Be
                                Well Capitalized
                                  Under Prompt
                                Corrective Action
                                   Provisions
                             ---------------------
(Dollars in thousands)           Amount      Ratio
At December 31, 2001
   Total Capital (to risk-
    weighted assets)            $76,064   >=10.00%
   Tier 1 Capital (to
    risk-weighted assets)        45,638   >= 6.00%
   Tier 1 Capital (to adjusted
     average assets)             59,446   >= 5.00%

At December 31, 2000
   Total Capital (to risk-
    weighted assets)             74,159   >=10.00%
   Tier 1 Capital (to
    risk-weighted assets)        44,495   >= 6.00%
   Tier 1 Capital (to adjusted
    average assets)              55,639   >= 5.00%


                                   ----------
The above ratios are comparable for the Company's wholly owned banking subsidiary.

NOTE M
SEACOAST BANKING CORPORATION OF FLORIDA
(PARENT COMPANY ONLY) FINANCIAL INFORMATION


BALANCE SHEETS

(Dollars in thousands)
December 31                                      2001           2000
----------------------                           ----           ----
Assets

  Cash                                            $10            $10

  Securities purchased under
   agreement to resell with
   subsidiary bank, maturing
   within 30 days                               1,039            785

  Securities held for sale                          0            425

  Investment in subsidiaries                   92,287         82,920

  Other assets                                    340            291
                                                  ---            ---
                                              $93,676        $84,431
                                              =======        =======
Liabilities and Shareholders'
   Equity

Liabilities                                      $157           $168

Shareholders' Equity                           93,519         84,263
                                               ------         ------
                                              $93,676        $84,431
                                              =======        =======

STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Year Ended December 31                       2001       2000       1999
----------------------                       ----       ----       ----
Increase (Decrease) in Cash

Cash flows from operating
 activities
  Interest received                          $57       $106       $149
  Dividends received                       8,730      6,682     11,140
  Income taxes received                      264        186        139
  Cash paid to suppliers                    (814)    (1,162)      (596)
                                            -----    -------      -----
Net cash provided by operating
  activities                               8,237      5,812     10,832

Cash flows from investing
  activities

Decrease (increase) in securities
  purchased under agreement to
  resell, maturing in 30 days               (254)     2.096     (2,881)

Maturities of securities held
  for sell                                   500          0      1,000
                                             ---          -      -----
Net cash provided by (used in)
 investing activities                        246      2,096     (1,881)

Cash flows from financing
  activities

  Advance (to) from subsidiary                 0          0     (1,542)

  Exercise of stock options                1,281        236      1,529

  Treasury stock acquired                 (4,457)    (3,119)    (4,243)

  Dividends paid                          (5,307)    (5,025)    (4,695)
                                          -------    -------    -------
Net cash used in financing
 activities                               (8,483)    (7,908)    (8,951)
                                          -------    -------    -------
Net change in cash                             0          0          0

Cash at beginning of year                     10         10         10
                                              --         --         --
Cash at end of year                          $10        $10        $10
                                             ===        ===        ===

RECONCILIATION OF NET INCOME TO
CASH PROVIDED BY OPERATING
 ACTIVITIES

Net income                               $14,130    $12,088    $11,784

Adjustments to reconcile net income to net cash provided by operating activities:

  Equity in undistributed income
   of subsidiaries                        (5,797)    (5,768)      (977)

  Other net                                  (96)      (508)        25
                                             ----      -----        --
Net cash provided by operating
 activities                               $8,237     $5,812    $10,832
                                          =======    ======    =======

STATEMENTS OF INCOME


(Dollars in thousands)
Year Ended December 31                      2001       2000       1999
-------------------------                   ----       ----       ----
Income
  Dividends
    Subsidiary                            $8,700     $6,650    $11,100
    Other                                     27         32         32
  Interest                                    70        106        124
                                             ---        ---        ---
                                           8,797      6,788     11,256
Expenses                                     706        686        635
                                             ---        ---        ---
Income before income tax credit
 and equity in undistributed
 income of subsidiaries                    8,091      6,102     10,621
Income tax credit                            242        218        186
                                             ---        ---        ---
Income before equity in
 undistributed income of
 subsidiaries                              8,333      6,320     10,807
Equity in undistributed income of
 subsidiaries                              5,797      5,768        977
                                         -------    -------    -------
Net income                               $14,130    $12,088    $11,784
                                         =======    =======    =======

                                   ----------
NOTE N
CONTINGENT LIABILITIES AND COMMITMENTS WITH OFF BALANCE SHEET RISK

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $114,865,000 in outstanding commitments at December 31, 2001, $47,450,000 is secured by 1/4 family residential properties.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for the above secured standby letters of credit at December 31, 2001 and 2000 amounted to $3,893,000 and $6,193,000, respectively.

                                          Contract or
                                          Notional Amount
(Dollars in thousands)
Year Ended December 31                         2001         2000
----------------------                         ----         ----

Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit             $114,865      $88,513
Standby letters of credit and
  financial guarantees written:
  Secured                                       837        1,256
  Unsecured                                     515          558


                                   ----------

NOTE O
MORTGAGE SERVICING RIGHTS, NET

The fair value of capitalized mortgage servicing rights was estimated using a discounted cash flow model. Prepayment speed projections and market assumptions, regarding discount rate, servicing cost, escrow earnings credits, payment float, and advance cost interest rates were determined from guidelines provided by a third-party mortgage servicing rights broker.

The following is an analysis of the mortgage servicing rights, net at December
31:


(Dollars in Thousands)             2001         2000
----------------------             ----         ----

Unamortized Balance at
  beginning of year              $1,296       $1,529
Origination of mortgage
  servicing rights                  222            0
Amortization                       (310)        (233)
                                 ------       ------
                                  1,208        1,296
Less: Reserves                     (158)        (126)
                                 ------       ------
  TOTAL                          $1,050       $1,170
                                 ======       ======


(Dollars in Thousands)
Year Ended December 31             2001         2000
----------------------             ----         ----
Unpaid principal
 balance of serviced
 loans for which
 mortgage servicing
 rights are
 capitalized                   $115,921     $123,391
                               ========     ========
Unpaid principal
 balance of serviced
 loans for which
 there are no
 servicing rights
 capitalized.                   $20,009      $26,773
                                =======      =======


                                   ----------
NOTE P
SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net Income to Net Cash Provided by Operating Activities for three years ended:

(Dollars in thousands)
Year Ended December 31                     2001      2000      1999
------------------------------------ ------------------------------
Net Income                              $14,130   $12,088   $11,784
Adjustments to reconcile net
 income to net cash provided by
 operating activities
   Depreciation and amortization          3,565     2,559     2,925
   Provision for loan losses                  0       600       660
   Credit for deferred taxes                (43)     (147)     (197)
   Gain (loss) on sale of securities       (915)       12      (309)
   Gain on sale of loans
   Loss on sale and write
     down of foreclosed assets               10        16        77
   Loss on disposition of
     equipment                                7        14        25
   Change in interest receivable            580      (836)      128
   Change in interest payable              (243)      294       (65)
   Change in prepaid expenses               172      (677)       (1)
   Change in accrued taxes                 (382)      251       (25)
   Change in other liabilities              815    (1,339)     (153)
                                            ---    -------     -----
TOTAL ADJUSTMENTS                         3,566       747     3,065
                                          -----     -----     -----
Net cash provided by operating
 activities                             $17,696   $12,835   $14,849
                                        =======   =======   =======
Supplemental disclosure of non-cash investing activities:
 Market value adjustment to
  securities                             $5,849    $4,564   $(8,297)
 Transfers from loans to other real
   estate owned                              88       745       804

                                   ----------

NOTE Q
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31:

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, etc. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of loans, except residential mortgage, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusting for prepayment assumptions using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

Deposit  Liabilities

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present credit-worthiness of the counterparties.


                                    2001                  2000
                            ----------------------------------------

(Dollars in thousands)      Carrying     Fair     Carrying     Fair
Year Ended December 31       Amount     Value      Amount      Value
----------------------       ------     -----      ------      -----
Financial Assets
  Cash and cash
   equivalents              $92,114    $92,114     $72,505    $72,505
  Securities                306,352    307,052     204,664    204,800
  Loans, net                777,993    794,018     837,328    837,915

Financial Liabilities
  Deposits                1,015,154  1,019,503     957,089    959,056
  Borrowings                111,704    114,039     105,020    105,894
Contingent Liabilities
  Commitments to extend
   credit                         0      1,035           0        787
  Standby letters of
   credit                         0         14           0         19



                                   ----------

NOTE R
EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined by including assumptions of stock option conversions.


Year ended December 31
(Dollars in thousands except           Net                   Per-share
per share data)                      Income      Shares        Amount
----------------------               ------      ------        ------
2001

Basic Earnings Per Share
  Income available to common
  shareholders                      $14,130   4,703,414         $3.00
                                                                =====
Options issued to executives
(See Note H)                                     71,429
                                    -------      ------

Diluted Earnings Per Share
  Income available to common
  shareholders plus assumed
  conversions                       $14,130   4,774,843         $2.96
                                    =======   =========         =====

2000

Basic Earnings Per Share
  Income available to common
  shareholders                      $12,088   4,781,215         $2.53
                                                                =====

Options issued to executives
 (See Note H)                                    33,377
                                    -------      ------

Diluted Earnings Per Share
  Income available to common
  shareholders plus assumed
  conversions                       $12,088   4,814,592         $2.51
                                    =======   =========         =====


1999

Basic Earnings Per Share
 Income available to common
 shareholders                       $11,784   4,844,943         $2.43
                                                                =====
Options issued executives
 (See Note H)                                    64,211
                                    -------      ------

Diluted Earnings Per Share
  Income available to common
  shareholders plus assumed
  conversions                       $11,784   4,909,154         $2.40
                                    =======   =========         =====