Form 10-Q
period 2002-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2002-05-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[?] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended                    Commission file
                  MARCH 31, 2002                            No. 0-13660

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

         YES [?]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2002:

             Class A Common Stock, $.10 Par Value - 4,322,458 shares

              Class B Common Stock, $.10 Par Value - 349,500 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                         PAGE #

Item 1   Financial Statements (Unaudited)

                  Condensed consolidated balance sheets -
                  March 31, 2002, December 31, 2001 and
                  March 31, 2001                                        3 - 4

                  Condensed consolidated statements of income -
                  Three months ended March 31, 2002 and 2001            5 - 6

                  Condensed consolidated statements of cash flows -
                  Three months ended March 31, 2002 and 2001            7 - 9

                  Notes to condensed consolidated financial
                  statements                                          10 - 11

Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 12 - 23


Part II  OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                         24

SIGNATURES                                                                 25

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS       (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                          March 31,    December 31,   March 31,
(Dollars in thousands)                      2002          2001          2001
-------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                 $46,992       $47,104       $28,203
  Federal funds sold                       53,417        45,010        43,490
  Securities:
     Held for sale (at market)            339,377       280,822       221,960
     Held for investment (market values:
       $24,764 at March 31, 2002,
       $26,230 at December 31, 2001
       & $18,035 at March 31, 2001)        24,186        25,530        17,723
                                       ----------------------------------------
       TOTAL SECURITIES                   363,563       306,352       239,683

  Loans available for sale                 10,095        19,135        12,207
  Loans                                   754,535       785,027       821,656
  Less:  Allowance for loan losses        (6,910)       (7,034)       (7,224)
                                       ----------------------------------------
       NET LOANS                          747,625       777,993       814,432
  Bank premises and equipment, net         15,101        15,357        16,315
  Other assets                             15,388        15,013        15,678
                                       ----------------------------------------
                                       $1,252,181    $1,225,964    $1,170,008
                                       ========================================
LIABILITIES
  Deposits                             $1,040,170    $1,015,154      $982,290
  Federal funds purchased and
    securities sold under agreements
    to repurchase, maturing within
    30 days                                70,754        71,704        52,431

  Other borrowings                         40,000        40,000        40,000

  Other liabilities                         6,655         5,587         6,841
                                       ----------------------------------------
                                        1,157,579     1,132,445     1,081,562

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)    (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                  March 31,        December 31,        March 31,
(Dollars in thousands)              2002               2001              2001
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock                        0                   0                0
  Class A common stock                 482                 482              482
  Class B common stock                  36                  36               36
  Additional paid-in capital        27,924              27,924           27,831
  Retained earnings                 82,815              80,886           74,423
  Less: Treasury stock            (16,440)            (17,239)         (14,879)
                                -----------------------------------------------
                                    94,817              92,089           87,893
Other Comprehensive Income (loss)    (215)               1,430              553
                                -----------------------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                      94,602              93,519           88,446
                                -----------------------------------------------
                                $1,252,181          $1,225,964       $1,170,008
                                ===============================================

-------------------------------------------------------------------------------

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                           Three Months Ended
                                                                March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)               2002         2001
--------------------------------------------------------------------------------
Interest and dividends on securities                       $3,308       $3,206
Interest and fees on loans                                 14,768       16,863
Interest on federal funds sold                                285          607
                                                           ---------------------
    TOTAL INTEREST INCOME                                  18,361       20,676
Interest on deposits                                        1,346        2,349
Interest on time certificates                               4,388        6,223
Interest on borrowed money                                    850        1,206
                                                           ---------------------
    TOTAL INTEREST EXPENSE                                  6,584        9,778
                                                           ---------------------
      NET INTEREST INCOME                                  11,777       10,898
Provision for loan losses                                       0            0
                                                           ---------------------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                          11,777       10,898
Noninterest income
  Securities gains                                             66          145
  Other income                                              3,983        3,540
                                                           ---------------------
    TOTAL NONINTEREST INCOME                                4,049        3,685
    TOTAL NONINTEREST EXPENSES                              9,768        9,179
                                                           ---------------------
      INCOME BEFORE INCOME TAXES                            6,058        5,404
Provision for income taxes                                  2,372        2,126
                                                           ---------------------
      NET INCOME                                           $3,686       $3,278
                                                           =====================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                           Three Months Ended
                                                                March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)               2002         2001
--------------------------------------------------------------------------------

PER SHARE COMMON STOCK:
     Net income diluted
                                                          $ 0.77       $ 0.69
Net income basic
                                                            0.79         0.69


CASH DIVIDENDS DECLARED:
       Class A                                              0.30         0.28
       Class B                                              0.27        0.254

Average shares outstanding - Diluted                   4,768,307    4,766,314

Average shares outstanding - Basic                     4,669,097    4,729,106
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                          Three Months Ended
                                                              March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                    2002           2001
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                    $ 19,142       $ 20,683
  Fees and commissions received                           4,073          3,602
  Interest paid                                         (6,801)        (9,816)
  Cash paid to suppliers and employees                 (10,025)        (8,832)
  Income taxes paid                                         (2)          (138)

                                                       -------------------------
Net cash provided by operating activities                 6,387          5,499
Cash flows from investing activities
  Proceeds from maturity of securities held for
    sale                                                 67,463          8,197
  Proceeds from maturity of securities held for
    investment                                            1,334          1,610
  Proceeds from sale of securities held for sale         21,571         65,927
  Purchase of securities held for sale                (151,155)      (100,233)
  Purchase of securities held for investment                  0        (5,902)
  Net new loans and principal repayments                 39,334         12,692
  Proceeds from the sale of other real estate owned           0            212
  Additions to bank premises and equipment                (214)          (196)
  Net change in other assets                                457            590
                                                      --------------------------
Net cash used in investing activities                  (21,210)       (17,103)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                         Three Months Ended
                                                             March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                   2002           2001
--------------------------------------------------------------------------------
Cash flows from financing activities
  Net increase in deposits                              25,026         25,208
  Net decrease in federal funds purchased and
    repurchase agreements                                (950)       (12,589)
  Exercise of stock options                                413            580
  Treasury stock issued (acquired)                          19        (1,098)
  Dividends paid                                       (1,390)        (1,309)
                                                      --------------------------
Net cash provided by in financing activities            23,118         10,792
                                                      --------------------------
Net increase (decrease) in cash and cash equivalents     8,295          (812)
Cash and cash equivalents at beginning of period        92,114         72,505
                                                      --------------------------
Cash and cash equivalents at end of period            $100,409       $ 71,693
                                                      ==========================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                    2002           2001
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                             $ 3,686        $ 3,278
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                          1,587            645
  Securities gains                                        (66)          (145)
  Loss on sale and write down of foreclosed
    assets                                                   1             15
  Gain on disposition of fixed assets                      (5)            (1)
  Change in interest receivable                          (178)             77
  Change in interest payable                             (217)           (38)
  Change in prepaid expenses                                11           (15)
  Change in accrued taxes                                2,454          2,096
  Change in other liabilities                            (886)          (413)
--------------------------------------------------------------------------------
Total adjustments                                        2,701          2,221
                                                       -------------------------
Net cash provided by operating activities              $ 6,387        $ 5,499
                                                       =========================

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned        $  74          $  27
  Market value adjustment to securities                (2,683)          4,397
  Transfers from securities held for investment to
     securities held for sale                                0         12,510
  Transfers from loans to securities held for sale       6,075         10,091
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 2002 and 2001, comprehensive income was as follows:

                                                      Three Months Ended
                                                           March 31,
   (Dollars in thousands)                          2002                 2001
                                                --------------------------------

    Net Income                                    $3,686               $3,278

    Unrealized gains (losses) on securities      (1,645)                2,731
                                                 -------               ------
    Comprehensive Income                          $2,041               $6,009

--------------------------------------------------------------------------------

NOTE C - DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to limit volatility of net interest income. Derivative instruments had no effect on net interest income in first quarter 2002 or the prior year.

With the adoption of Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, the Company reclassified during the first quarter of 2001 $12.5 million of securities as available for sale which were previously classified as held to maturity in accordance with SFAS No. 115.

NOTE D - ACCOUNTING STANDARDS

With the adoption of Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer amortized, but tested for impairment and the amount of loss recognized (if any). The effect of the adoption of SFAS 142 did not have any effect on the Company's financial position. The curtailment of amortization of goodwill increased net income by $46,000 or $0.01 diluted earnings per share for the period three months ended March 31, 2002.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 supercedes SFAS 121 issued in March 1995. The enhanced disclosures are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 on the Company was not material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2002


The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the first quarter of 2002 totaled $3,686,000 or $0.77 per share diluted, slightly lower than the $3,767,000 or $0.79 per share diluted recorded in the fourth quarter of 2001 and higher than the $3,278,000 or $0.69 per share diluted reported in the first quarter of 2001.

Return on average assets was 1.18 percent and return on average shareholders' equity was 15.45 percent for the first quarter of 2002, compared to fourth quarter 2001's performance of 1.25 percent and 16.16 percent, respectively, and the prior year's first quarter results of 1.17 percent and 15.06 percent, respectively.

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for 2002 totaled $11,816,000, $31,000 or 0.3 percent less than for the fourth quarter of 2001 and $857,000 or 7.8 percent higher than for the first quarter of 2001.

Net interest margin on a tax equivalent basis declined 9 basis points to 4.05 percent for the first quarter of 2002 from 4.14 percent for the fourth quarter of 2001. Since December 2000, the Federal Reserve has been aggressive in reducing short-term interest rates. A 50 basis point reduction in December 2000 and subsequent reductions totaling 400 basis points in 2001 were imposed (125 basis points occurring in the fourth quarter). The cost of interest-bearing liabilities in the first quarter of 2002 decreased 45 basis points to 2.77 percent from fourth quarter, with rates for NOW, savings, money market accounts, certificates of deposit (CDs), and short term borrowings (entirely composed of sweep repurchase agreements) decreasing 28, 25, 25, 50 and 21 basis points, respectively. The average balance for NOW, savings and money market balances (aggregated) increased $31,277,000 or 7.4 percent from fourth quarter and noninterest bearing deposits increased $6,097,000 or 3.8 percent, while certificates of deposit declined $14,389,000 or 3.5 percent. Growth in low-cost/no cost funding sources reflects the Company's longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs. The uncertain economic environment contributed as well to additional growth in core deposits as customers selected stable liquid bank products. With slowing loan demand consistent with economic conditions, the decline in CDs was the result of pricing consistent with funding needs. Low cost sweep repurchase agreements with customers also increased, by $15,881,000 or
26.6 percent from fourth quarter 2001. The average balance for sweep repurchase agreements typically peaks in the first quarter each year.

Lower interest rates continued to generate higher prepayments of loans and investments. These funds and the funds from deposit increases had to be invested in earning assets at lower rates. The yield on earning assets for the first quarter of 2002 declined 47 basis points to 6.79 percent from fourth quarter 2001. A portion of their decline is attributed to higher amortization of investment securities purchased premiums which totaled $960,000 in the first quarter 2002 as a result of increased prepayment of principal. Decreases in the yield on loans of 21 basis points to 7.64 percent, the yield on securities of 92 basis points to 4.79 percent, and the yield on federal funds sold of 149 basis points to 2.04 percent were recorded during the first quarter of 2002. Average earning assets for the first quarter of 2002 increased $34,066,000 or 3.0 percent when compared to prior year's fourth quarter. Average loan balances declined $37,974,000 or 4.6 percent to $781,662,000, average investment securities increased $23,563,000 or 8.0 percent to $317,862,000, and average federal funds sold increased $48,477,000 to $69,478,000. In addition to prepayment activity, loan growth during the first quarter of 2002 was impacted by a $6.1 million securitization of 30 year 1-4 family residential mortgages. The decline in loans was principally in residential real estate credits, reflecting the low interest rate environment that provided customers the opportunity to refinance. Consistent with its strategy to generate more fee income, and reduce intended rate risks, these loans were sold servicing released. Activity in the Company's securities portfolio was significant as well, with maturities and sales of securities of $68.8 million and $21.6 million, respectively, and purchases totaling $151.2 million transacted. Securities activity reflects an effort to invest funds for better performance as well as the likely potential for an increasing interest rate environment in the future.

For the first quarter of 2001, the net interest margin was 4.10 percent. The yield on average earning assets was 7.76 percent and rate on interest-bearing liabilities was 4.42 percent.

Year over year the mix of earning assets and interest bearing liabilities has changed. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 66.9 percent in the first quarter of 2002 compared to 77.1 percent a year ago, while securities increased from
18.8 percent to 27.2 percent and federal funds sold increased from 4.1 percent to 5.9 percent. While total loans did not increase as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans and lower yielding residential loan balances declining. Average CDs (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 40.8 percent, compared to 47.0 percent in the first quarter of 2001, reflecting diminished funding requirements. Approximately $117 million in CDs matured during the first quarter of 2002. Roughly $107 million in CDs will mature in the second quarter of 2002, providing further opportunity for these volumes to re-price to lower rates (assuming the Federal Reserve maintains short-term interest rates at existing levels). Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 47.2 percent of interest bearing liabilities, versus 42.7 percent a year ago, favorably affecting deposit mix. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and other borrowings) increased to 12.0 percent of interest bearing liabilities in the first quarter from 10.3 percent a year ago, reflecting an increase in balances maintained by customers utilizing sweep arrangements.


PROVISION FOR LOAN LOSSES

No provisioning was recorded in the first quarter of 2002 nor in any quarter in 2001, reflecting the Company's exceptional credit quality, low nonperforming assets, and slower loan growth. Net charge-offs totaled $124,000 for the first quarter of 2002 compared to net recoveries of $6,000 in 2001. Net charge-offs (recoveries) annualized as a percent of average loans were at 0.06 percent for the first quarter of 2002, compared to zero percent for the same quarter in 2001 and 0.02 percent for the total year in 2001. These ratios are much better than the banking industry as a whole.

The Company's loan portfolio mix has been changing. The Company intends to continue to vary its loan portfolio mix by emphasizing higher yield commercial and consumer credits while reducing its exposure to 1-4 family lower yield residential loans. These changes may result in increased loan loss provisions should the increased exposure result in greater inherent losses in the loan portfolio.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency
(OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. ( See "Nonperforming Assets" and "Allowance for Loan Losses")

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,983,000 for the first quarter of 2002, $443,000 or 12.5 percent higher than for the same period last year. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 25.3 percent of net revenue in the first quarter, compared to 24.5 percent a year ago.

Market turmoil began in late 2000 and carried through into 2001 affecting brokerage activities, with consumers shifting from the purchase of investment products to more conservative deposit products. In the first quarter of 2002, activity rebounded somewhat and brokerage commissions and fees increased $143,000 or 35.8 percent to $543,000. Trust income was lower, however, declining $106,000 or 15.1 percent to $597,000. The Company expects to expand its customer relationships through sales of investment management and brokerage products, including insurance.

The Company is among the leaders in the production of residential mortgage loans in its market. In order to improve profitability and better manage interest rate risks, the Company produces loans for third party permanent investors. In 2002, mortgage banking fees totaled $776,000, an increase of $327,000 or 72.8 percent more than a year ago for the first quarter. The Company expects to derive fee income growth in 2002 by increasing its market penetration and from expanded sources of fees collected from this business.

Greater usage of check cards during the first quarter 2002 by core deposit customers and an increased cardholder base increased interchange income to $223,000, an increase of $57,000 or 34.3 percent from the prior year. Other deposit based electronic funds transfer income increased $31,000 or 44.3 percent to $101,000. Service charges on deposits were level year over year at $1,217,000. Greater analysis fees collected from commercial customers, a result of reduced earnings credits in the current interest rate environment, were offset by lower overdraft fees.

The Company's marine financing division (Seacoast Marine Finance) produced $13.8 million in luxury yacht loans, up $5.3 million year over year. A total of $11.7 million of production was sold and generated $167,000 in fees, an increase of $33,000 or 24.6 percent over the prior year's first quarter. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, Texas and California. The emphasis is on marine loans of $200,000 and greater.

Proceeds from the sale of securities totaled $66,000 in 2002, compared to $145,000 in 2001. Sales in the first quarter of 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return. Sales of investments in early 2001 were transacted to restructure the portfolio for the new declining interest rate environment.

NONINTEREST EXPENSES

When compared to 2001, noninterest expenses for the first quarter increased by $589,000 or 6.4 percent to $9,768,000. The Company's overhead ratio has decreased over the last several years. The 62.6 percent efficiency ratio for the first quarter of 2002 was a slight improvement from 63.3 percent a year ago. While salaries, wages and benefits increased $478,000 or 11.0 percent, all other overhead expenses increased by $111,000 or 2.3 percent year over year.

More specifically, salaries and wages increased $358,000 or 10.5 percent to $3,760,000 compared to the prior year quarter. Commissions on revenue from brokerage activities and mortgage banking were $43,000 and $30,000 higher year over year, respectively. Base salaries increased $274,000 or 9.0 percent. The increase in base salaries included $27,000 for the addition of the Ft. Pierce WalMart branch in mid-2001, $30,000 for additional support staff in mortgage banking, and $41,000 for sales personnel in Trust. Employee benefits increased $120,000 or 12.9 percent to $1,048,000 from the first quarter of 2001. Higher group health insurance and incentive costs were the primary cause for the increase in benefit expenditures for 2002.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $13,000 to $1,364,000, versus first quarter results last year. Depreciation for furniture and equipment was $40,000 lower and was the primary cause.

Outsourced data processing costs totaled $1,246,000 for the first quarter of 2002, an increase of $153,000 or 14.0 percent from a year ago. The Company utilizes third parties for its core data processing system and merchant services processing. Costs associated with each increased $62,000 and $65,000, respectively. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Costs associated with foreclosed and repossessed asset management and disposition totaled only $16,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") in the first quarter 2002. Legal and professional costs increased $16,000 or 5.2 percent to $325,000 when compared to March 31, 2001.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, decreased by $5,000 to $513,000 when compared to a year ago.

Amortization of goodwill and other intangibles declined $75,000 or 54.3 percent to $63,000 year over year, entirely due to a change in accounting. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized as of January 1, 2002.

INCOME TAXES

Income taxes as a percentage of income before taxes were 39.2 percent for the first quarter of this year, compared to 39.3 percent in 2001.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first quarter of 2002 was 7.67 percent, compared to 7.76 percent during the first quarter of 2001. The Company manages the size of its equity through a program of share repurchases of its outstanding Class A Common stock. In treasury stock at March 31, 2002, there were 511,168 shares totaling $16,440,000, compared to 475,676 shares or $14,879,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At March 31, 2002, the Company's ratio was 12.86 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $754,535,000 at March 31, 2002, $67,121,000 or 8.2 percent less than at
March 31, 2001, and $30,492,000 or 3.9 percent less than at December 31, 2001.

As part of its ongoing balance sheet and interest rate risk management, the Company securitized $6.1 million of its residential loans and sold the investment security in the first quarter of 2002. This transaction and the continuation of the Company's mortgage banking model of selling current loan production resulted in a decline in the Company's residential loan portfolio. During the first quarter of 2002, $37.0 million in fixed rate residential mortgage loans were sold, compared to $14.4 million during the first quarter a year ago. The Company also sold $11.7 million in marine loans (generated by Seacoast Marine Finance), compared to $6.9 million in the first quarter of 2001. Over the past twelve months, $119.8 million in fixed rate residential loans and $52.1 million in marine loans have been sold. The loan sales are without recourse.

At March 31, 2002, the Company's mortgage loan balances secured by residential properties amounted to $330,730,000 or 43.8 percent of total loans (versus $447,389,000 or 54.4 percent a year ago). The next largest concentration was loans secured by commercial real estate. The Company's commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors, with high net worths that serve as secondary sources for repayment. At March 31, 2002, the Company had funded commercial real estate loans totaling $251,267,000. This amount and unfunded commitments for commercial real estate were comprised of the following types of loans:

(In millions)                             Funded    Unfunded       Total
--------------------------------------------------------------------------------
Office buildings                         $  38.6     $    --     $  38.6
Retail trade                                34.4         0.3        34.7
Land development                            34.8        27.0        61.8
Industrial                                  27.3         1.7        29.0
Healthcare                                  21.9        11.9        33.8
Churches and educational facilities         14.1          --        14.1
Recreation                                  10.3          --        10.3
Multifamily                                  8.2        11.2        19.4
Mobile home parks                            5.5          --         5.5
Land                                         5.1         6.0        11.1
Lodging                                      3.0          --         3.0
Restaurant                                   3.1          --         3.1
Miscellaneous                               45.0         2.6        47.6
                                          ------       -----      ------
Total                                     $251.3       $60.7      $312.0

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $99,946,000 (versus $93,723,000 a year ago). Also increasing, commercial and industrial loans totaled $38,779,000 at March 31, 2002, compared to $36,913,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Residential lot loans (for private and investor purposes) totaled $13,524,000, residential construction loans totaled $8,251,000 and home equity lines outstanding totaled $11,569,000 at March 31, 2002.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors. Therefore, real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At March 31, 2002, approximately $123 million or 37 percent of the Company's residential mortgage loan balances were adjustable, compared to $191 million or 43 percent a year ago.

Of the approximate $47 million of new residential loans originated in 2002, $8 million were adjustable and $39 million were fixed rate. Loans secured by residential properties having fixed rates totaled approximately $208 million at March 31, 2002, of which 15- and 30-year mortgages totaled approximately $91 million and $74 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $11,000 in net recoveries for the first quarter of 2002 compared to $12,000 in net recoveries for all of 2001. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $105 million and $93 million, respectively, at March 31, 2002, compared to $116 million and $84 million, respectively, a year ago.

At March 31, 2002, the Company had commitments to make loans (excluding unused home equity lines of credit) of $100,732,000, compared to $75,511,000 at March 31, 2001.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,910,000 at March 31, 2002, $314,000 lower than one year earlier and $124,000 lower than at December 31, 2001. During the first quarter of 2002, net charge-offs of $123,000 on commercial loans and $21,000 on consumer loans were partially offset by recoveries on residential real estate loans, commercial real estate loans, and credit cards of $11,000, $2,000, and $7,000, respectively. A year ago, net recoveries of $6,000 were recorded during the first quarter.

The ratio of the allowance for loan losses to net loans outstanding was 0.92 percent at March 31, 2002. This ratio was 0.88 percent at March 31, 2001 and
0.90 percent at December 31, 2001. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 447.0 percent at March 31, 2002, compared to 341.9 percent at the same date in 2001.

The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, internal controls, audit results, staff turnover, local market economics and loan growth. The resulting allowance is also reflective of the subsidiary bank's favorable and consistent delinquency trends and historical loss performance. These performance results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff. The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolio. The size of the allowance also reflects the large amount of permanent residential loans held by the Company whose historical charge-offs and delinquencies have been superior by any comparison.

Concentration of credit risk, discussed under "Loan Portfolio" of this discussion and analysis, may affect the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At March 31, 2002, the Company had $615 million in loans secured by real estate, representing 81.6 percent of total loans, down from 84.1 percent at March 31, 2001. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

At December 31, 2001, the Company's allowance for loan losses equated to 12.2 times average charge-offs for the last three years. In contrast, the allowance equated to approximately two times charge-offs in the early 1990's when Florida experienced a real estate economic decline. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.

NONPERFORMING ASSETS

At March 31, 2002, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.22 percent, compared to
0.27 percent one year earlier.

At March 31, 2002, there were $69,000 in accruing loans past due 90 days or more and OREO of $192,000 was outstanding. In 2001 on the same date, there were $5,000 in accruing loans past due 90 days or more and OREO balances of $146,000 were outstanding.

Nonaccrual loans totaled $1,478,000 at March 31, 2002, compared to a balance of $2,108,000 at March 31, 2001. Nonaccrual loans outstanding at March 31, 2002 that were performing with respect to payments totaled $383,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 2002, 96 percent is secured with real estate, the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company's subsidiary bank. No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At March 31, 2002, the Company had $339,719,000 or 93.4 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $24,186,000, representing 6.6 percent of total securities. The Company's securities portfolio increased $125,112,000 or 52.4 percent from March 31, 2001 and $59,894,000 or 19.7 percent from December 31, 2001. Maturities and sales of securities of $68.8 million and $21.6 million, respectively, and purchases totaling $151.2 million were transacted during the first quarter of 2002. Securities activity reflects an effort to invest funds for better performance as well as for the likely potential of an increasing interest rate environment in the future. Sales in the first quarter of 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested. At March 31, 2002, the duration of the portfolio was 1.7 years.

Unrealized net securities gains of $236,000 at March 31, 2002, compared to net gains of $1,202,000 at March 31, 2001 and $3,041,000 at December 31, 2001. The
Federal Reserve did not alter interest rates during the first quarter of 2002 and indications are that further declines in interest rates are not likely to occur. A shifting yield curve affected the market value of the securities portfolio during the quarter.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.

DEPOSITS / BORROWINGS

Total deposits increased $57,880,000 or 5.9 percent to $1,040,170,000 at March 31, 2002, compared to one year earlier. Certificates of deposits decreased $42,665,000 or 9.9 percent to $387,282,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $84,032,000 or 21.5 percent to $474,107,000, and noninterest bearing demand deposits increased $16,513,000 or 10.2 percent to $178,781,000. Lower interest rates, an uncertain economic environment, and recent turmoil in financial markets have aided growth in deposits as customers seek the stability of bank products. The Company's success in marketing desirable products in this environment, such as its Investor NOW and Money Manager product offerings, enhanced growth in lower cost interest bearing deposits.

Repurchase   agreement  balances  increased   $18,323,000  or  34.9  percent  to
$70,754,000 at March 31, 2002. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. While the number of sweep repurchase accounts remained unchanged from a year ago, the incremental dollar amount invested by customers under sweep repurchase agreements increased.

At March 31, 2002, other borrowings were the same year over year at $40,000,000, entirely comprised of funding from the Federal Home Loan Bank (FHLB).

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

Senior management regularly reviews the overall interest rate risk position and implements strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would increase 0.1 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On March 31, 2002, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 14.3 percent.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts can and may be utilized as components of the Company's risk management profile. The Company does not presently use interest rate protection products in managing its interest rate sensitivity.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2002, the Company had available lines of credit of $140,500,000. The Company also had $244,486,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At March 31, 2001, the amount of securities available and not pledged was $128,200,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $100,409,000 at March 31, 2002 as compared to $71,693,000 at March 31, 2001. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

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

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company's annual report on Form 10-K for the year ended December 31, 2001 under "Special Cautionary Notice Regarding Forward Looking Statements", and otherwise in the Company's Securities and Exchange Commission (SEC) reports and filings. Such reports are available upon request from Seacoast, or from the SEC, including the SEC's website at http://www.sec.gov.

Part II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the three-month period ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SEACOAST BANKING CORPORATION OF FLORIDA





May 14, 2002                      /s/ Dennis S. Hudson, III
------------                      ----------------------------------
                                  DENNIS S. HUDSON, III
                                  President &
                                  Chief Executive Officer


May 14, 2002                      /s/ William R. Hahl
------------                      ---------------------------------
                                  WILLIAM R. HAHL
                                  Executive Vice President &
                                  Chief Financial Officer