Form 10-Q
period 2002-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2002-08-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended                  Commission file
              JUNE 30, 2002                                No. 0-13660

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

        (772) 287-4000
-------------------------------
(Registrant's telephone number,
   including area code)

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

         YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2002:

                Common Stock, $.10 Par Value - 13,979,703 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA


Part I   FINANCIAL INFORMATION                                       PAGE #

Item 1   Financial Statements (Unaudited)

                  Condensed consolidated balance sheets -
                  June 30, 2002, December 31, 2001 and
                  June 30, 2001                                       3 - 4

                  Condensed consolidated statements of income -
                  Three months and six months ended June 30, 2002
                  and 2001                                              5

                  Condensed consolidated statements of cash flows -
                  Six months ended June 30, 2002 and 2001             6 - 7

                  Notes to condensed consolidated financial
                  statements                                          8 - 10

Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                11 - 24


Part II  OTHER INFORMATION

Item  4  Submission of Matters to a Vote of Security Holders         25 - 27

Item 6   Exhibits and Reports on Form 8-K                                 28

SIGNATURES                                                                29

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS       (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                             June 30,   December 31,
(Dollars in thousands)                         2002        2001
----------------------------------------------------------------------
ASSETS
    Cash and due from banks                  $40,634      $47,104
    Federal funds sold                             0       45,010
    Securities:
        Held for sale (at fair value)        357,218      280,822
        Held for investment (fair values)
          $24,443 at June 30, 2002,
          $26,230 at December 31, 2001
          & $17,199 at June 30, 2001)         23,809       25,530
                                          ---------------------------
          TOTAL SECURITIES                   381,027      306,352

    Loans available for sale                  13,439       19,135

    Loans                                    738,001      785,027
    Less:  Allowance for loan losses          (6,902)      (7,034)
                                          ---------------------------
          NET LOANS                          731,099      777,993

    Bank premises and equipment, net          15,111       15,357
    Other assets                              14,627       15,013
                                          ---------------------------
                                          $1,195,937   $1,225,964
                                          ===========================
LIABILITIES
    Deposits                              $1,013,972   $1,015,154
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days               38,498       71,704

    Other borrowings                          40,000       40,000
    Other liabilities                          4,960        5,587
                                          ---------------------------
                                           1,097,430    1,132,445

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)    (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                           June 30,    December 31,
(Dollars in thousands)                       2002          2001
--------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock
    par value $1.00 per share,
    authoriaxed 4,000,000 shares,
    none issued or outstanding                     0             0
  Common stock
    par value $.10 per share,
    authorized 22,000,000 shares,
    issued 15,549,378 and outstanding
    13,979,703 shares at June 30, 2002,
    issued 15,549,378 and outstanding
    13,960,821 shares at December 31, 2001     1,554         1,554
  Additional paid-in capital                  26,888        26,888
  Retained earnings                           85,406        80,886
  Less: Treasury stock
    1,569,675 shares at June 30, 2002,
    1,588,557 shares at December 31, 2001    (17,012)      (17,239)
                                          ---------------------------
                                              96,836        92,089
Other comprehensive income                     1,671         1,430
                                          ---------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                                98,507        93,519
                                          ---------------------------
                                          $1,195,937    $1,225,964
                                          ===========================

---------------------------------------------------------------------

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                   Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                               -------------------------------------------------
(Dollars in thousands,
except per share data)            2002          2001         2002         2001
--------------------------------------------------------------------------------
Interest and dividends on
   securities                    $3,864        $3,674       $7,172       $6,880
Interest and fees on loans       14,132        16,715       28,900       33,578
Interest on federal funds sold      138           332          423          939
                                 -----------------------------------------------
    Total Interest Income        18,134        20,721       36,495       41,397

Interest on deposits              1,280         2,183        2,626        4,532
Interest on time certificates     3,854         6,147        8,242       12,370
Interest on borrowed money          792         1,043        1,642        2,249
                                 -----------------------------------------------
    Total Interest Expense        5,926         9,373       12,510       19,151
                                 -----------------------------------------------
NET INTEREST INCOME              12,208        11,348       23,985       22,246

Provision for loan losses             0             0            0            0
                                 -----------------------------------------------
    Net Interest Income After
      Provision for Loan Losses  12,208        11,348       23,985       22,246

Noninterest income
  Securities gains                  398           422          464          567
  Other income                    4,033         3,849        8,016        7,389
                                 -----------------------------------------------
    Total Noninterest Income      4,431         4,271        8,480        7,956

    Total Noninterest Expenses   10,002         9,522       19,770       18,701
                                 -----------------------------------------------
INCOME BEFORE INCOME TAXES        6,637         6,097       12,695       11,501
Provision for income taxes        2,588         2,395        4,960        4,521
                                 -----------------------------------------------
NET INCOME                       $4,049        $3,702       $7,735       $6,980
                                 ===============================================

--------------------------------------------------------------------------------

 PER SHARE COMMON STOCK:
      Net income basic           $ 0.29        $ 0.26       $ 0.55       $ 0.49
      Net income diluted           0.28          0.26         0.54         0.49

      Cash Dividends Declared      0.10          0.09         0.20         0.19


AVERAGE SHARES OUTSTANDING
     Basic                   13,993,935    14,131,254   14,000,577   14,159,131
     Diluted                 14,322,057    14,302,200   14,313,537   14,300,580

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                        Six Months Ended
                                                            June 30,
--------------------------------------------------------------------------------
(Dollars in thousands)                                 2002           2001
--------------------------------------------------------------------------------
Cash (used in) provided by
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                 $ 38,754       $ 41,818
  Fees and commissions received                        8,193          7,562
  Interest paid                                      (12,763)       (19,286)
  Cash paid to suppliers and employees               (18,786)       (16,303)
  Income taxes paid                                   (5,162)        (4,482)
                                                   -----------------------------
Net cash provided by operating activities             10,236          9,309

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities held
    for sale                                         137,227         35,319
  Proceeds from maturity of securities held
    for investment                                     1,700          2,545
  Proceeds from sale of securities held for sale      37,288        135,032
  Purchase of securities held for sale              (252,273)      (166,105)
  Purchase of securities held for investment               0         (5,902)
  Net new loans and principal repayments              52,517         10,206
  Proceeds from the sale of other real estate owned       75            236
  Additions to bank premises and equipment              (692)          (505)
  Net change in other assets                            (190)           847
                                                   -----------------------------
Net cash provided by (used in) investing
    activities                                       (24,348)        11,673

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                 (1,174)        14,096
  Net decrease in federal funds purchased and
    repurchase agreements                            (33,206)       (17,099)
  Exercise of stock options                              469            694
  Treasury stock acquired                               (669)        (1,083)
  Dividends paid                                      (2,788)        (2,619)
                                                   -----------------------------
Net cash used in financing activities                (37,368)        (6,011)
                                                   -----------------------------
Net increase (decrease) in cash and cash
    equivalents                                      (51,480)        14,971
Cash and cash equivalents at beginning of period      92,114         72,505
                                                   -----------------------------
Cash and cash equivalents at end of period          $ 40,634       $ 87,476
                                                   =============================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                          Six Months Ended
                                                              June 30,
--------------------------------------------------------------------------------
(Dollars in thousands)                                  2002           2001
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities

Net Income                                            $ 7,735        $ 6,980

Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                         3,486          1,438
  Securities gains                                       (464)          (567)
  Loss (gain) on sale and write down of foreclosed
    assets                                                 (2)            17
  Gain on disposition of fixed assets                      (3)            (1)
  Change in interest receivable                            17            483
  Change in interest payable                             (253)          (135)
  Change in prepaid expenses                              302            217
  Change in accrued taxes                                   7            400
  Change in other liabilities                            (589)           477
                                                    ----------------------------
Total adjustments                                       2,501          2,329
                                                    ----------------------------
Net cash provided by operating activities             $10,236        $ 9,309
                                                    ============================

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing
    activities:
  Transfers from loans to other real estate owned      $   73          $  99
  Change in net unrealized securities gains               394          4,654
  Transfers from securities held for investment to
     securities held for sale                               0         12,510
  Transfers from loans to securities held for sale      6,075         19,595
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 2002 and 2001, comprehensive income was as follows:


                                                   Three Months Ended June 30,
(Dollars in thousands)                                2002            2001
                                                --------------------------------
Net income                                          $ 4,049         $ 3,702

Net unrealized gains-securities (net of tax)          1,886             145
                                                --------------------------------
Comprehensive income                                $ 5,935         $ 3,847
                                                ================================

                                                    Six Months Ended June 30,
(Dollars in thousands)                                2002            2001
                                                --------------------------------
Net income                                          $ 7,735         $ 6,980

Net unrealized gains-securities (net of tax)            241           2,876
                                                --------------------------------
Comprehensive income                                $ 7,976         $ 9,856
                                                ================================

--------------------------------------------------------------------------------

NOTE C - DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to limit volatility of net interest income. Derivative instruments had no effect on net interest income in first or second quarter 2002 or the prior year.

With the adoption of Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, the Company reclassified during the first quarter of 2001 $12.5 million of securities as available for sale which were previously classified as held to maturity in accordance with SFAS No. 115.


NOTE D - EARNINGS PER SHARE DATA

                                   Three Months Ended         Six Months Ended
                                         June 30                   June 30
                                -----------------------------------------------
(Dollars in thousands,               2002        2001         2002        2001
 except per share data)         -----------------------------------------------
Basic:
   Net Income                       $4,049      $3,702       $7,735      $6,980
   Average shares outstanding   13,993,935  14,131,254   14,000,577  14,159,131
Basic EPS                           $ 0.29      $ 0.26       $ 0.55      $ 0.49

Diluted:
   Net Income                       $4,049      $3,702       $7,735      $6,980
   Average shares outstanding   13,993,935  14,131,254   14,000,577  14,159,131
   Net effect of dilutive stock
     options - based on treasury
     stock methoid                 328,122     170,946      312,960     141,449
                                -----------------------------------------------
Total                           14,322,057  14,302,200   14,313,537  14,300,580
                                -----------------------------------------------
Diluted EPS                         $ 0.28      $ 0.26       $ 0.54      $ 0.49



NOTE E - ACCOUNTING STANDARDS

With the adoption of Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer amortized, but tested for impairment and the amount of loss recognized (if any). The effect of the adoption of SFAS 142 did not have any effect on the Company's financial position. The curtailment of amortization of goodwill increased net income by $46,000 or $0.003 diluted earnings per share for the three-month period ended June 30, 2002 and $92,000 or $0.006 diluted earnings per share for the six-month period ending June 30, 2002.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 supercedes SFAS 121 issued in March 1995. The enhanced disclosures are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 on the Company was not material.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (Statement 145). Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In addition, Statement 145 amends Statement 13 on leasing to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Provisions of Statement 145 related to the rescission of Statement 4 are effective for financial statements issued by Seacoast after January 1, 2003. The provisions of the statement related to sale-leaseback transactions are effective for any transactions occurring after May 15, 2002. All other provisions of the statement were effective as of the end of the second quarter of 2002. The adoption of the provisions of Statement 145 did not have a material impact on Seacoast's financial condition or results of operations nor does Seacoast expect the future adoption of the other provisions of Statement 145 to have a material impact on Seacoast's financial results.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER 2002

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the second quarter of 2002 totaled $4,049,000 or $0.28 per share diluted, compared to $3,686,000 or $0.26 per share diluted recorded in the first quarter of 2002 and was higher than the $3,702,000 or $0.26 per share diluted reported in the second quarter of 2001. Profits realized from investment securities sold added $244,000 or $0.019 per share diluted to second quarter 2002's results. In comparison, 2001's results were affected by profits realized from investment securities of $259,000 or $0.018 per share diluted in the second quarter. Note that earnings per share results for the current and prior periods reflect the retro active application of a three-for-one stock split on Common Stock effective July 15, 2002 for shareholders of record on July 1, 2002.

Return on average assets was 1.33 percent and return on average shareholders' equity was 16.76 percent for the second quarter of 2002, compared to first quarter 2002's performance of 1.18 percent and 15.45 percent, respectively, and the prior year's second quarter results of 1.28 percent and 16.52 percent, respectively.


NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2002 totaled $12,260,000, $444,000 or 3.8 percent greater than for the first quarter of 2002 and $857,000 or 7.5 percent higher than for the second quarter of 2001. For the six-month period ended June 30, 2002, net interest income (on a tax equivalent basis) increased $1,714,000 or 7.7 percent year over year to $24,076,000.

Net interest margin on a tax equivalent basis increased 18 basis points to 4.23 percent for the second quarter of 2002 from 4.05 percent for the first quarter of 2002. Since December 2000, the Federal Reserve has been aggressive in reducing short-term interest rates. A 50 basis point reduction in December 2000 and subsequent reductions totaling 400 basis points in 2001 were imposed (125 basis points occurring in the fourth quarter of 2001). The cost of interest-bearing liabilities in the second quarter of 2002 decreased 25 basis points to 2.52 percent from first quarter, with rates for NOW, savings, money market accounts, certificates of deposit (CDs), and short term borrowings (entirely composed of sweep repurchase agreements) decreasing 17, 15, 7, 43 and 4 basis points, respectively. The average balance for NOW, savings and money market balances (aggregated) increased $14,874,000 or 3.3 percent from first quarter 2002. Average noninterest bearing deposits increased $9,251,000 or 5.5 percent, and average certificates of deposit declined $14,934,000 or 3.8 percent during the second quarter 2002. Growth in low-cost / no cost funding sources reflects the Company's longstanding strategy of building core customer relationships and tailoring its products and services to satisfy these customers. The uncertain economic environment contributed as well to additional growth in core deposits as customers selected stable liquid bank products over investments in equities. Low cost sweep repurchase agreements with customers also decreased by $21,071,000 or 27.9 percent from first quarter 2002. The average balance for sweep repurchase agreements typically peaks in the first quarter, influenced by sweep repurchase agreement balances provided by local government agencies which trend lower each year after first quarter, only to increase in fourth quarter when tax collection begins. Local government agencies' sweep repurchase agreement balances of $28,701,000 at March 31, 2002 decreased to $563,000 at June 30, 2002.

Lower interest rates continued to generate higher loan and investment principal prepayments with the funds reinvested in earning assets at lower rates. Therefore the yield on earning assets for the second quarter of 2002 declined 5 basis points to 6.28 percent from first quarter 2002. Decreases in the yield on loans of 6 basis points to 7.53 percent and the yield on securities of 5 basis points to 4.15 percent were partially offset by the yield on federal funds sold increasing 2 basis points to 1.68 percent during the second quarter of 2002. Average earning assets for the second quarter of 2002 decreased $7,140,000 or
0.6 percent when compared to 2002's first quarter. Average loan balances declined $27,641,000 or 3.5 percent to $754,021,000, average investment securities increased $57,000,000 or 17.9 percent to $374,862,000, and average federal funds sold decreased $36,499,000 to $32,979,000. The decline in loans was principally in residential real estate credits, reflecting the low interest rate environment that provided customers the opportunity to refinance. Consistent with our strategy to generate more fee income, and reduce intended rate risks, these loans were sold servicing released. Activity in the Company's securities portfolio was significant, with maturities and sales of securities of $70.1 million and $15.7 million, respectively, and purchases totaling $101.1 million transacted during the second quarter. Securities activity reflects an effort to manage excess funding and maintain a stable net interest margin both now and in the future.

For the second quarter of 2001, the net interest margin was 4.12 percent. The yield on average earning assets was 7.51 percent and rate on interest-bearing liabilities was 4.13 percent.

Year over year the mix of earning assets and interest bearing liabilities has changed. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 64.9 percent in the second quarter of 2002 compared to 75.2 percent a year ago, while securities increased from
22.1 percent to 32.3 percent and federal funds sold increased from 2.7 percent to 2.8 percent. While total loans did not increase as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans and lower yielding residential loan balances declining. Average CDs (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 40.2 percent, compared to 46.9 percent in the second quarter of 2001, reflecting diminished funding requirements. Approximately $107 million in CDs matured during the second quarter of 2002. Approximately $97 million in CDs will mature in the third quarter of 2002, providing opportunity for these volumes to re-price to lower rates (assuming the Federal Reserve maintains short-term interest rates at existing levels). Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 49.8 percent of interest bearing liabilities, versus 43.1 percent a year ago, favorably affecting deposit mix. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and other borrowings) remained the same at 10.0 percent of interest bearing liabilities for the second quarter of 2002 and 2001.


PROVISION FOR LOAN LOSSES

No provisioning was recorded in the first or second quarter of 2002 nor in any quarter in 2001, reflecting the Company's exceptional credit quality, low nonperforming assets, and slower loan growth. Net charge-offs totaled $132,000 for the first six months of 2002, compared to net charge-offs of $33,000 in 2001. Net charge-offs annualized as a percent of average loans were at 0.03 percent for the first six months of 2002, compared to 0.01 percent for the same period in 2001 and 0.02 percent for the total year in 2001. These ratios are better than the banking industry as a whole.

The Company's loan portfolio mix has been changing. The Company intends to continue to vary its loan portfolio mix by emphasizing higher yield commercial and consumer credits while reducing its exposure to 1-4 family lower yield residential loans. These changes may result in loan loss provisions should the increased exposure result in greater inherent losses in the loan portfolio.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency
(OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. (See "Nonperforming Assets" and "Allowance for Loan Losses")


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $4,033,000 for the second quarter of 2002, $184,000 or 4.8 percent higher than for the same period last year. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 24.8 percent of operating revenues in the second quarter, compared to 25.3 percent a year ago.

Market turmoil began in late 2000 and carried through into 2001 affecting brokerage revenues with consumers shifting from the purchase of investment products to more conservative deposit products. Revenues rebounded somewhat in the first quarter of 2002 with brokerage commissions and fees increasing $143,000 or 35.8 percent year over year, while second quarter 2002's performance was increased $14,000 or 2.5 percent to $570,000 versus a year earlier. Trust income was lower for the second quarter 2002, declining $76,000 or 12.3 percent to $542,000 compared to last year for the same period. Although the troubled financial markets are not expected to improve in the near term, the Company's previously announced formation of Seacoast Asset Management, LLC, a registered investment advisor headed by Nola Maddox Falcone, CFA, to work with our Financial Services Group, may lead to further noninterest income growth in the latter part of 2002. The Company expects to expand its customer relationships through sales of investment management and brokerage products, including insurance.

The Company is among the leaders in the production of residential mortgage loans in its market. Beginning in late 2001, the Company began producing loans for third party permanent investors to generate additional fee income and to better manage interest rate risks. In 2002, mortgage banking revenue totaled $620,000, an increase of $99,000 or 19.0 percent compared to the year earlier second quarter. The Company expects to derive further revenue growth in the future by increasing its market penetration and expanding the sources of fees collected from this business.

Greater usage of check cards during the second quarter 2002 by core deposit customers and an increased cardholder base increased interchange income to $252,000, an increase of $70,000 or 38.5 percent from the prior year. Other deposit based electronic funds transfer income increased $25,000 or 38.5 percent to $90,000. Service charges on deposits increased slightly year over year to $1,270,000.

The Company's marine financing division (Seacoast Marine Finance) produced $16.1 million in luxury yacht loans in the second quarter compared to $13.8 million in the first quarter of 2002. A total of $12.5 million was sold in the second quarter 2002 compared to $11.7 million in the first quarter. In addition to the fees earned from the loan sales, the division collected one time incentive income of $31,000 in June 2002. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, Texas and California. The emphasis is on marine loans of $200,000 and greater.

Noninterest income, excluding gains and losses from securities sales, totaled $8,016,000 for the six-month period ending June 30, 2002, an increase of
$627,000 or 8.5 percent from the same period last year. As in the quarterly comparison, the more significant increases were in mortgage banking, check card interchange income, marine finance fees and brokerage commissions and fees,
increasing   year  over  year   $426,000,   $127,000,   $114,000  and  $157,000,
respectively. Year-to-date trust income decreased $182,000 year over year, hit by financial market turmoil.

Proceeds from the sale of securities totaled $398,000 and $66,000 during the second and first quarter of 2002, respectively, compared to $422,000 and $145,000 in each of the same quarters in 2001. Sales in 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return. Sales of investments in 2001 were transacted to restructure the portfolio for the new declining interest rate environment.


NONINTEREST EXPENSES

When compared to 2001, noninterest expenses for the second quarter increased by $480,000 or 5.0 percent to $10,002,000. The Company's overhead ratio has decreased over the last several years. The 61.4 percent efficiency ratio for the second quarter of 2002 was a 100 basis point improvement from 62.4 percent a year ago.

Salaries and wages increased $178,000 or 4.8 percent to $3,855,000 compared to the prior year quarter. Base salaries increased $276,000 or 8.8 percent, but were offset by declines of $39,000 in temporary services, $23,000 in incentives, and an increase in deferred loan origination costs of $27,000. The increase in base salaries included $20,000 for the addition of the Ft. Pierce WalMart branch in mid-2001, $15,000 for additional support staff in mortgage banking, and $28,000 for an additional commercial lender. Employee benefits increased $61,000 or 6.1 percent to $1,063,000 from the second quarter of 2001. Higher group health insurance costs were the primary cause for the increase in benefit expenditures for 2002.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $74,000 to $1,330,000, versus second quarter results last year. Depreciation for furniture and equipment was $69,000 lower.

Outsourced data processing costs totaled $1,185,000 for the second quarter of 2002, an increase of $111,000 or 10.3 percent from a year ago. The Company utilizes third parties for its core data processing system and merchant services processing. Costs associated with each increased $62,000 and $37,000, respectively. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Costs associated with foreclosed and repossessed asset management and disposition totaled only $18,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") in the second quarter 2002. Legal and professional costs increased $157,000 or 52.7 percent to $455,000 when compared to 2001's second quarter, a result of various regulatory and shareholder communications regarding the simplification of the Company's capital structure and a number of other changes to its Articles of Incorporation approved by shareholders (see "Part II. Other Information, Item 4, Submission of Matters to a Vote of Security Holders").

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $42,000 or 8.9 percent to $514,000 when compared to a year ago.

Amortization of goodwill and other intangibles declined $75,000 or 54.3 percent to $63,000 year over year, entirely due to a change in accounting. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized as of January 1, 2002.

Noninterest expenses for the six-month period ending June 30, 2002 were $1,069,000 or 5.7 percent higher, totaling $19,770,000. Changes year over year were as follows: 1) salaries and wages increased $536,000 or 7.6 percent, 2) employee benefits grew $181,000 or 9.4 percent, 3) occupancy and furniture and equipment expenses declined $87,000 or 4.9 percent, on an aggregate basis, 4) outsourced data processing costs increased $294,000 or 12.2 percent, 5) legal and professional fees grew $173,000 or 28.5 percent, 6) marketing expenses were $37,000 or 3.7 percent higher, and 7) amortization of goodwill and other intangibles declined $150,000 or 54.3 percent.


INCOME TAXES

Income taxes as a percentage of income before taxes were 39.1 percent for the first six months of this year, compared to 39.3 percent in 2001.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first six months of 2002 was 7.80 percent, compared to 7.74 percent during the first six months of 2001. The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock. In treasury stock at June 30, 2002, there were 1,569,675 shares totaling $17,012,000, compared to 1,412,916 shares or $14,740,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At June 30, 2002, the Company's ratio was 13.46 percent.


LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $738,001,000 at June 30, 2002, $89,187,000 or 10.8 percent less than at
June 30, 2001, and $47,026,000 or 6.0 percent less than at December 31, 2001.

As part of its ongoing balance sheet and interest rate risk management, the Company securitized $6.1 million of its residential loans and sold the investment security in the first quarter of 2002. This transaction and the sale of current one to four family loan production resulted in a decline in the Company's residential loan portfolio. During the first six months of 2002, $61.9 million in fixed rate residential mortgage loans were sold compared to $37.1 million during the first six months a year ago. The Company also sold $24.2 million in marine loans (generated by Seacoast Marine Finance), compared to $27.2 million in the first six months of 2001. Over the past twelve months, $121.9 million in fixed rate residential loans and $44.2 million in marine loans have been sold. The loan sales are without recourse.

At June 30, 2002, the Company's mortgage loan balances secured by residential properties amounted to $315,218,000 or 42.7 percent of total loans (versus $433,145,000 or 52.4 percent a year ago). The next largest concentration was loans secured by commercial real estate. The Company's commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors. At June 30, 2002, the Company had funded commercial real estate loans totaling $256,634,000. This amount and unfunded commitments for commercial real estate were comprised of the following types of loans:

(In millions)                             Funded        Unfunded       Total
--------------------------------------------------------------------------------
Office buildings                         $  37.8        $    --      $  37.8
Retail trade                                32.9             --         32.9
Land development                            37.1           36.2         73.3
Industrial                                  26.7            1.7         28.4
Healthcare                                  23.2           10.2         33.4
Churches and educational facilities         13.9            0.2         14.1
Recreation                                  10.5            2.7         13.2
Multifamily                                 10.9            8.8         19.7
Mobile home parks                            5.4             --          5.4
Land                                         5.7            1.2          6.9
Lodging                                      3.5             --          3.5
Restaurant                                   3.0             --          3.0
Miscellaneous                               46.0            2.5         48.5
--------------------------------------------------------------------------------

Total                                     $256.6          $63.5       $320.1

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $99,558,000 (versus $105,168,000 a year ago). Also increasing, commercial and industrial loans totaled $35,918,000 at June 30, 2002, compared to $34,983,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Residential lot loans (for private and investor purposes) totaled $13,274,000, residential construction loans totaled $5,372,000 and home equity lines outstanding totaled $11,679,000 at June 30, 2002.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors. Therefore, real estate mortgage lending is an important component of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At June 30, 2002, approximately $116 million or 37 percent of the Company's residential mortgage loan balances were adjustable, compared to $183 million or 42 percent a year ago.

Of the approximate $81 million of new residential loans originated in 2002, $15 million were adjustable and $66 million were fixed rate. Loans secured by residential properties having fixed rates totaled approximately $200 million at June 30, 2002, of which 15- and 30-year mortgages totaled approximately $88 million and $70 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $14,000 in net recoveries for the first six months of 2002 compared to $12,000 in net recoveries for all of 2001. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $98 million and $102 million, respectively, at June 30, 2002, compared to $126 million and $90 million, respectively, a year ago.

At June 30, 2002, the Company had commitments to make loans (excluding unused home equity lines of credit) of $103,666,000, compared to $84,382,000 at June 30, 2002.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,902,000 at June 30, 2002, $283,000 lower than one year earlier and $132,000 lower than at December 31, 2001. During the first half of 2002, net charge-offs of $120,000 on commercial loans and $48,000 on consumer loans were partially offset by recoveries on residential real estate loans, commercial real estate loans, and credit cards of $14,000, $8,000, and $14,000, respectively. A year ago, net charge-offs of $33,000 were recorded during the first six months.

Although the allowance balance declined $283,000 over the last 12 months, the ratio of the allowance for loan losses to net loans outstanding increased 7 basis points to 0.94 percent at June 30, 2002. This ratio was 0.87 percent at June 30, 2001 and 0.90 percent at December 31, 2001. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 366.2 percent at June 30, 2002, compared to 326.3 percent at the same date in 2001.

The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations internal controls, audit results, staff turnover, local market economics and loan growth. The resulting allowance is reflective of the subsidiary bank's favorable and consistent delinquency trends, historical loss performance, and a decline in loan balances. The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The size of the allowance also reflects the large amount of residential real estate loans held by the Company whose historical charge-offs and delinquencies have been favorable and the growth in commercial real estate loans over the last few years.

Concentration of credit risk, discussed under "Loan Portfolio" of this discussion and analysis, also impacts the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At June 30, 2002, the Company had $602 million in loans secured by real estate, representing 81.6 percent of total loans, down from 83.0 percent at June 30, 2001. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

At year-end 2001, the Company's allowance for loan losses equated to 12.2 times average charge-offs for the last three years. In contrast, the allowance equated to approximately two times charge-offs in the early 1990's when Florida experienced a real estate economic decline. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.


NONPERFORMING ASSETS

At June 30, 2002, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.27 percent, compared to
0.26 percent one year earlier.

At June 30, 2002, there were $11,000 in accruing loans past due 90 days or more and OREO of $119,000 was outstanding. In 2001 on the same date, there were $273,000 in accruing loans past due 90 days or more and OREO balances of $192,000 were outstanding.

Nonaccrual loans totaled $1,874,000 at June 30, 2002, compared to a balance of $1,929,000 at June 30, 2001. Nonaccrual loans outstanding at June 30, 2002 that were performing with respect to payments totaled $365,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 2002, 96 percent is secured with real estate, the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company's subsidiary bank. No assurance can be given that nonperforming assets will not in fact increase or otherwise change.


SECURITIES

At June 30, 2002, the Company had $354,484,000 or 93.7 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $23,809,000, representing 6.3 percent of total securities. The Company's securities portfolio increased $170,377,000 or 81.9 percent from June 30, 2001 and $74,282,000 or 24.4 percent from December 31, 2001. Maturities and sales of securities of $138.9 million and $37.3 million, respectively, and purchases totaling $252.3 million were transacted during the first six months of 2002. Securities activity reflects an effort to invest funds for better performance as well as for the likely potential of an increasing interest rate environment in the future. Sales in the first six months of 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested. At June 30, 2002, the duration of the portfolio was 1.5 years.

Unrealized net securities gains of $3,368,000 at June 30, 2002, compared to net gains of $1,566,000 at June 30, 2001 and $3,041,000 at December 31, 2001. The
Federal Reserve did not alter interest rates during the first six months of 2002.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.


DEPOSITS / BORROWINGS

Total deposits increased $42,787,000 or 4.4 percent to $1,013,972,000 at June 30, 2002, compared to one year earlier. Certificates of deposits decreased $48,463,000 or 11.3 percent to $378,762,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $69,771,000 or 17.9 percent to $459,251,000, and noninterest bearing demand deposits increased $21,479,000 or 13.9 percent to $175,959,000. Lower interest rates, an uncertain economic environment, and recent turmoil in financial markets have aided growth in deposits as customers seek the stability of bank products. The Company's success in marketing desirable products in this environment, such as its Investor NOW and Money Manager product offerings, enhanced growth in lower cost interest bearing deposits.

Repurchase agreement balances decreased $9,423,000 or 19.7 percent to $38,498,000 at June 30, 2002. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. The number of sweep repurchase accounts declined from 120 a year ago to 101 at June 30, 2002, with some customers closing sweep repurchase relationships due to the low interest rate environment and diminished benefit of utilizing a sweep repurchase agreement, and choosing to maintain balances in traditional deposit products.

At June 30, 2002, other borrowings were the same year over year at $40,000,000, entirely comprised of funding from the Federal Home Loan Bank (FHLB).


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

Senior management regularly reviews the overall interest rate risk position and implements strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given an immediate change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would increase 0.8 percent if interest rates would immediately rise 200 basis points. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On June 30, 2002, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 8.5 percent.

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


CRITICAL ACCOUNTING ESTIMATES

Management after consultation with its independent auditors and the audit committee believes that the most critical accounting estimates which may affect the Company's financial status and involve the most complex, subjective and ambiguous assessments are as follows:

     The allowance and provision for loan losses, securities available for sale valuation and accounting, the value of goodwill, and the fair market value of mortgage servicing rights at acquisition and any impairment of that value.

Disclosures intended to facilitate a reader's understanding of the possible and likely events or uncertainties known to management which could have a material impact on the reported financial information of the Company related to the most critical accounting estimates are as follows:

Allowance and Provision for Loan Losses

The information contained on pages 12 and 16-19 related to the "Provision for Loan Losses", "Loan Portfolio", "Allowance for Loan Losses" and "Nonperforming Assets" is intended to describe the known trends, events and uncertainties which could materially impact the company's accounting estimates.

Securities Available for Sale

The fair value of the Available for Sale portfolio at June 30, 2002 exceeded historical amortized cost, producing unrealized gains of $3,368,000. The fair value of each security was obtained from independent pricing sources utilized by many financial institutions. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller which can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, eliminating reported gains and producing unrealized losses.

The credit quality of the Company's security holdings is such that negative changes in the fair values, as a result of unforeseen deteriorating economic conditions, should only be temporary. Further, management believes that the Company's other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolios, reduces the risk that losses would be realized as a result of needed liquidity from the securities portfolio.

Value of Goodwill

Beginning January, 1, 2002, the Company's goodwill will no longer be amortized, but tested for impairment. The amount of goodwill at June 30, 2002 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company's dominant market. The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years. Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company's markets. There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at June 30, 2002.

Mortgage Servicing Rights

A large portion of the Company's loan production involves loans for 1-4 family residential properties. As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities. As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments. In accordance with FAS No. 140, the Company records an asset (mortgage servicing rights) at the fair value of those rights. At June 30, 2002, the total fair value of those rights was $930,000. The fair value of the mortgage servicing rights is based on judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures. These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly. Impairment, if any, is recognized through a valuation allowance and charged against current earnings.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2002, the Company had available lines of credit of $137,500,000. The Company also had $279,817,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At June 30, 2001, the amount of securities available and not pledged was $130,269,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $40,634,000 at June 30, 2002 as compared to $87,476,000 at June 30, 2001. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.


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

Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The 2002 Annual Meeting of Shareholders was held on April 18, 2002.
(b) All directors reported to the Commission in the 2002 Proxy statement were elected in entirety.
(c)      The following matters were voted upon at the meeting:

     (1) Proposal 1 - The election of 11 directors to serve until their successors have been elected and qualified. Out of 7,151,288 votes represented at the meeting, the number of votes cast for and against (or withheld) their election were 6,942,719 (88.8%) and 208,569, respectively. All directors were elected.

     (2) Proposal 2 - The approval of an amendment to Article III of the Company's Articles of Incorporation clarifying, without limited or expanding, the Company's objects and purposes. Out of 7,151,288 votes represented at the meeting, 6,463,494 votes (82.6%) were cast in favor and 75,096 votes were cast against the amendment. The amendment was approved.

     (3) Proposal 3 - The approval of an amendment to Article IV of the Company's Articles to eliminate the Class B Common Stock and cause its conversion to Common Stock. Out of the 3,311,380 Class B votes represented at the meeting, 3,180,520 votes (90.9%) were cast in favor and 32,220 votes were cast against. Out of all 7,151,288 votes represented at the meeting, 6,419,684 votes (82.1%) were cast in favor and 112,554 votes were cast against. The amendment was approved.

     (4) Proposal 4 - The approval of an amendment to Article IV of the Company's Articles to rename the Class A Common Stock as "Common Stock" and to increase the authorized shares of Common Stock from 10,000,000 to 22,000,000 shares to accommodate the conversion of all shares of Class B Common Stock and to provide additional shares of Common Stock that the Board has no commitment to issue. Out of the 3,839,908 Class A votes represented at the meeting, 3,576,679 votes (82.8%) were cast in favor and 240,463 votes were cast against. Out of all 7,151,288 votes represented at the meeting, 6,827,639 votes (87.3%) were cast in favor and 288,283 votes were cast against. The amendment was approved.

     (5) Proposal 5 - The approval of an amendment to Article IV of the Company's Articles to increase the authorized shares of Preferred Stock from 1,000,000 to 4,000,000, no shares of which are outstanding, and which the Board has no commitment to issue. Out of 7,151,288 votes represented at the meeting, 5,767,705 votes (73.8%) were cast in favor and 766,705 votes were cast against. The amendment was approved.

     (6)  Proposal 6 - The approval of amendments  to the Company's  Articles to
          (i) divide the Board of Directors into three classes, (ii) provide that any vacancies on the Board of Directors shall be filled by vote of 66 2/3% of the directors then in office and a majority of continuing directors, or, if no directors remain, by vote of 66 2/3% of the votes entitled to be cast and a majority of independent shareholders, (iii) provide that directors may be removed only for cause and only upon the affirmative vote of 66 2/3% of shares entitled to vote and a majority of independent shareholders, and (iv) increase the shareholder vote required to amend the foregoing provisions. Out of 7,151,288 shares represented at the meeting, 5,745,698 votes
          (73.5%) were cast in favor and 794,892 were cast against. The amendments were approved.

     (7) Proposal 8 - The approval of an amendment to the Company's Articles permitting the Board of Directors, when evaluating business combinations, to consider other constituencies and factors in addition to the adequacy and form of consideration offered. Out of 7,151,288 votes represented at the meeting, 5,865,279 votes (75.0%) were cast in favor and 673,144 votes were cast against. The amendment was approved.

     (8) Proposal 9 - The approval of amendments to the Company's Articles providing that (i) the Bylaws may be amended upon the affirmative vote of 66 2/3% of the Board of Directors and a majority of the continuing directors, or upon the affirmative vote of 66 2/3% of the votes entitled to be cast by shareholders and a majority of independent shareholders, and (ii) the Board of Directors may set the exact number of directors upon the affirmative vote of 66 2/3% of the directors, together with a majority of the continuing directors. Out of 7,151,288 votes represented at the meeting, 5,748,432 votes (73.5%) were cast in favor and 798,188 were cast against. The amendments were approved.

     (9) Proposal 10 - The approval of an amendment to the Company's Articles eliminating shareholder action by written consent. Out of 7,151,288 votes represented at the meeting, 5,792,257 votes (74.1%) were cast in favor and 749,419 votes were cast against. The amendment was approved.

     (10) Proposal 11 - The approval of an amendment to the Company's Articles increasing the minimum shareholder vote necessary to call a special meeting of shareholders from 10% to 20% of all the shares entitled to vote. Out of 7,151,288 votes represented at the meeting, 5,814,664 votes (74.4%) were cast in favor and 735,966 votes were cast against. The amendment was approved.

     (11) Proposal 12 - The approval of amendments to the Company's Articles requiring shareholders seeking to submit proposals to a vote of shareholders or to nominate directors to first comply with certain advance notice and disclosure procedures. Out of 7,151,288 votes represented at the meeting, 6,765,558 votes (86.5%) were cast in favor and 365,401 votes were cast against. The amendments were approved.

     (12) Proposal 13 - The approval of an amendment to the Company's Articles providing that the Articles may be amended only upon the affirmative vote of 66 2/3% of the votes entitled to be cast, and that amending certain provisions also requires approval of a majority of the independent shareholders. Out of 7,151,288 votes represented at the meeting, 5,765,366 votes (73.7%) were cast in favor and 779,197 votes were cast against. The amendment was approved.

     (13) Proposal 7 - The approval of an amendment to the Company's Articles revising the current provisions for supermajority approvals required for certain business combinations so that a business combination may be accomplished without prior approval of the Board of Directors by vote of 66 2/3% of the shares entitled to vote and a majority of independent shareholders, or, if 66 2/3% of Board of Directors and a majority of the continuing directors has approved a business combination, the business combination may be accomplished by the affirmative vote of a majority of shares entitled to vote. Out of the 3,839,908 Class A votes represented at the meeting, 2,562,729 votes (59.3%) were cast in favor and 725,362 votes cast against. Out of 7,151,288 votes represented at the meeting, 5,758,669 votes (73.6%) were cast in favor and 725,362 were cast against. Voting requirements for approval of the amendment were not met.

               The following resolution was proposed and adopted. "Resolved that the Company's Board of Directors and its proper officers are authorized and directed to include the definitions and other provisions contained in Section 7.01 and its various subsections and to maintain the substantive provisions of Article XI of the current Articles of Incorporation with respect to Business Combinations and to otherwise make such changes to the form of Amended and Restated Articles of Incorporation as they deem appropriate and consistent with the other resolutions authorized by the Board of Directors and shareholders."

               It was further proposed that the meeting be adjourned to May 17, 2002 solely to provide shareholders additional time to vote on this amendment; as a result the following resolution was proposed and adopted. "Resolved, that Seacoast's 2002 Annual Meeting of Shareholders would be adjourned and reconvene on May 17, 2002 at 3:00 PM local time at Seacoast's principal offices at 815 Colorado Avenue, Stuart, Florida, solely to provide shareholders additional time to vote on Proposal 7."

(d) Reconvened 2002 Annual Meeting of Shareholders on May 17, 2002. The following matters were reported:

     (1) The Chairman presented for consideration and vote, the proposal before the shareholders: Proposal 7 - To approve an amendment to the Company's Articles revising the current provisions for supermajority approvals required for certain business combinations so that a business combination may be accomplished without prior approval of the Board of Directors by vote of 66 2/3% of the shares entitled to vote and a majority of independent shareholders, or, if 66 2/3% of Board of Directors and a majority of the continuing directors has approved a business combination, the business combination may be accomplished by the affirmative vote of a majority of shares entitled to vote.

               The tabulated results were presented. Out of the 3,839,908 Class A votes represented at the meeting, 2,704,000 votes (62.6%) were cast in favor and 685,390 votes cast against. Out of 7,168,548 shares represented at the meeting, 6,003,240 votes (76.8%) were cast in favor and 702,190 votes cast against. The voting requirements for approval of Proposal 7 were not met. The proposal was not approved.


Item 6.   Exhibits and Reports on Form 8-K

          Form 8-K filed on May 24, 2002
          On May 21, 2002, the Board of Directors of Seacoast Banking Corporation of Florida, upon recommendation of the Company's Audit Committee, approved the replacement of Arthur Andersen, LLP as its independent public accountants and appointed PricewaterhouseCoopers, LLP as its new independent accountants.

          Form 8-K filed on June 18, 2002
          On June 12, 2002, Seacoast Banking Corporation of Florida's subsidiary, First National Bank and Trust Company of the Treasure Coast, and Nola Maddox Falcone, CFA, announced the formation of Seacoast Asset Management, LLC, a registered investment advisor. First National Bank and Trust Company of the Treasure Coast contributed capital representing 55 percent ownership interest and Nola Maddox Falcone contributed capital representing a 45 percent interest in Seacoast Asset Management, LLC. Ms. Falcone is a 30-year Wall Street veteran having served as Co-CEO of Evergreen Asset Management Corporation, investment manager of the Evergreen Funds, a mutual fund complex that was purchased by First Union Corporation in 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SEACOAST BANKING CORPORATION OF FLORIDA





August 14, 2002                       /s/ Dennis S. Hudson, III
---------------                       ----------------------------------
                                            DENNIS S. HUDSON, III
                                            President &
                                            Chief Executive Officer


August 14, 2002                       /s/ William R. Hahl
---------------                       ---------------------------------
                                            WILLIAM R. HAHL
                                            Executive Vice President &
                                            Chief Financial Officer