Form 10-Q
period 2002-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2002-11-15
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended Commission file SEPTEMBER 30, 2002 No. 0-13660

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

(772) 287-4000 (Registrant's telephone number, including area code)

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

         YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2002:

                Common Stock, $.10 Par Value - 13,900,350 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                        PAGE #

Item 1   Financial Statements (Unaudited)

           Condensed consolidated balance sheets -
           September 30, 2002 and December 31, 2001                    3 - 4

           Condensed consolidated statements of income -
           Three months and nine months ended September 30, 2002
           and 2001                                                      5

           Condensed consolidated statements of cash flows -
           Nine months ended September 30, 2002 and 2001               6 - 7

           Notes to condensed consolidated financial
           statements                                                  8 - 10

Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 11 - 24

Item 3   Quantitative and Qualitative Disclosures about Market
         Risk                                                           25

Item 4   Evaluation of Disclosure Controls and Procedures               25


Part II  OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                      26

SIGNATURES                                                              27

Part I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS                          (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

 (Dollars in thousands,                      September 30,        December 31,
  except per share data)                         2002                2001
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                     $42,762            $47,104
    Federal funds sold                           18,695             45,010
    Securities:
        Held for sale (at fair value)           346,870            280,822
        Held for investment (fair values:
          $24,292 at September 30, 2002,
          $26,230 at December 31, 2001)          23,419             25,530
                                             -----------------------------
          TOTAL SECURITIES                      370,289            306,352

    Loans available for sale                     14,317             19,135

    Loans                                       718,871            785,027
    Less:  Allowance for loan losses             (6,833)            (7,034)
                                             -----------------------------
          NET LOANS                             712,038            777,993

    Bank premises and equipment, net             16,078             15,357
    Other assets                                 13,423             15,013
                                             -----------------------------
                                             $1,187,602         $1,225,964
                                             =============================
LIABILITIES
    Deposits                                 $1,006,953         $1,015,154
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days                  35,855             71,704
    Other borrowings                             40,000             40,000
    Other liabilities                             5,911              5,587
                                             -----------------------------
                                              1,088,719          1,132,445

CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)      (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries


 (Dollars in thousands,                      September 30,        December 31,
  except per share data)                          2002                 2001
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share,
     authorized 4,000,000 shares, none issued
     or outstanding                                    0                   0
  Common stock, par value $.10 per share,
     authorized 22,000,000 shares, issued
     15,549,378 and outstanding 13,900,350
     shares at September 30, 2002, issued
     15,549,378 and outstanding is 13,960,821
     shares at December 31, 2001.                  1,555               1,555
  Additional paid-in capital                      26,887              26,887
  Retained earnings                               87,474              80,886
  Less: Treasury stock
    1,649,028 shares at September 30, 2002
    1,588,557 shares at December 31, 2001        (18,402)            (17,239)
                                              ----------------------------------
                                                  97,514              92,089
  Other comprehensive income                       1,369               1,430
                                              ----------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                                    98,883              93,519
                                              ----------------------------------
                                              $1,187,602          $1,225,964
                                              ==================================


--------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                       -----------------------------------------
(Dollars in thousands,
except per share data)                 2002        2001       2002        2001
--------------------------------------------------------------------------------
Interest and dividends on securities  $3,662      $3,391    $10,834     $10,271
Interest and fees on loans            13,643      16,480     42,543      50,058
Interest on federal funds sold            43         266        466       1,205
                                      ------------------------------------------
    Total Interest Income             17,348      20,137     53,843      61,534

Interest on deposits                   1,261       2,020      3,887       6,552
Interest on time certificates          3,526       5,726     11,768      18,096
Interest on borrowed money               728         941      2,370       3,190
                                      ------------------------------------------
    Total Interest Expense             5,515       8,687     18,025      27,838
                                      ------------------------------------------
NET INTEREST INCOME                   11,833      11,450     35,818      33,696
Provision for loan losses                  0           0          0           0
                                      ------------------------------------------
    Net Interest Income After
      Provision for Loan Losses       11,833      11,450     35,818      33,696
Noninterest income
  Securities gains (losses)               (9)          8        455         575
  Other income                         3,854       3,561     11,870      10,950
                                      ------------------------------------------
    Total Noninterest Income           3,845       3,569     12,325      11,525

    Total Noninterest Expenses         9,921       9,441     29,691      28,142
                                      ------------------------------------------
INCOME BEFORE INCOME TAXES             5,757       5,578     18,452      17,079
Provision for income taxes             2,250       2,195      7,210       6,716
                                      ------------------------------------------
NET INCOME                            $3,507      $3,383    $11,242     $10,363
                                      ==========================================

--------------------------------------------------------------------------------

 PER SHARE COMMON STOCK:

      Net income basic                $ 0.25      $ 0.24     $ 0.80      $ 0.73
      Net income diluted                0.25        0.24       0.79        0.72

      Cash Dividends Declared           0.10        0.09       0.30        0.28


AVERAGE SHARES OUTSTANDING
     Basic                        13,927,347  14,105,748 13,975,898  14,141,141
     Diluted                      14,281,777  14,379,609 14,302,834  14,327,212

--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                                   Nine Months Ended
                                                      September 30,
--------------------------------------------------------------------------------
(Dollars in thousands)                            2002           2001
--------------------------------------------------------------------------------
Cash (used in) provided by
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                            $ 57,839       $ 61,701
  Fees and commissions received                  12,253         11,206
  Interest paid                                 (18,321)       (28,041)
  Cash paid to suppliers and employees          (27,075)       (25,166)
  Income taxes paid                              (6,951)        (6,847)
                                               ------------------------
Net cash provided by operating activities        17,745         12,853

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of securities
    held for sale                               207,237         61,071
  Proceeds from maturity of securities held
    for investment                                2,082          3,072
  Proceeds from sale of securities held for
    sale                                         37,279        135,041
  Purchase of securities held for sale         (313,939)      (226,992)
  Purchase of securities held for investment          0        (15,798)
  Net new loans and principal repayments         70,700         14,456
  Proceeds from the sale of other real estate
    owned                                            75            305
  Additions to bank premises and equipment       (2,131)          (582)
  Net change in other assets                        153          1,240
                                               ------------------------
Net cash provided by (used in) investing
  activities                                      1,456        (28,187)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits            (8,192)        18,920
  Net decrease in federal funds purchased and
    repurchase agreements                       (35,849)       (24,474)
  Exercise of stock options                         520            972
  Treasury stock acquired                        (2,159)        (3,239)
  Dividends paid                                 (4,178)        (3,922)
                                               ------------------------
Net cash used in financing activities           (49,858)       (11,743)
                                               ------------------------
Net decrease in cash and cash equivalents       (30,657)       (27,077)
Cash and cash equivalents at beginning of
    period                                       92,114         72,505
                                               ------------------------
Cash and cash equivalents at end of period     $ 61,457       $ 45,428
                                               ========================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS        (continued)(Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                                        Nine Months Ended
                                                          September 30,
--------------------------------------------------------------------------------
(Dollars in thousands)                                 2002           2001
                                                   -------------- --------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities

Net Income                                          $ 11,242       $ 10,363

Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                        5,738          2,174
  Securities gains                                      (455)          (575)
  Loss (gain) on sale and write down of foreclosed
    assets                                                (2)            10
  Gain on disposition of fixed assets                     (3)            (1)
  Change in interest receivable                          243            220
  Change in interest payable                            (296)          (203)
  Change in prepaid expenses                             407            265
  Change in accrued taxes                                569            185
  Change in other liabilities                            302            415
                                                    ------------------------
Total adjustments                                      6,503          2,490
                                                    ------------------------
Net cash provided by operating activities           $ 17,745       $ 12,853
                                                    ========================

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned   $     73       $    100
  Change in net unrealized securities gains             (107)         6,980
  Transfers from securities held for investment to
     securities held for sale                              0         12,510
  Transfers from loans to securities held for sale     6,075         19,595
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Use of Estimates: The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At September 30, 2002 and 2001, comprehensive income was as follows:

                                             Three Months Ended September 30,
(Dollars in thousands)                         2002                    2001
                                             --------------------------------
Net income                                    $3,507                  $3,383
Net unrealized gains (losses) -
   securities (net of tax)                      (302)                  1,424
                                             --------------------------------
 Comprehensive income                         $3,205                  $4,807
                                             ================================

                                              Nine Months Ended September 30,
(Dollars in thousands)                          2002                   2001
                                             --------------------------------
Net income                                   $11,242                 $10,363
Net unrealized gains (losses) -
   securities (net of tax)                       (61)                  4,300
                                             --------------------------------
Comprehensive income                         $11,181                 $14,663
                                             ================================

--------------------------------------------------------------------------------

NOTE C - DERIVATIVE INSTRUMENTS

Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts have not been components of the Company's past risk management profile. The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to limit volatility of net interest income. Derivative instruments had no effect on net interest income in first, second or third quarter 2002 or the prior year.

With the adoption of Statement of Financial  Accounting  Standards No. 133 (SFAS
133), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, the Company reclassified during the first quarter of 2001 $12.5 million of securities as available for sale which were previously classified as held to maturity in accordance with SFAS No. 115.

NOTE D - EARNINGS PER SHARE DATA

                                 Three Months Ended            Nine Months Ended
                                    September 30                  September 30
                               -------------------------------------------------
(Dollars in thousands,
except per share data)              2002        2001         2002         2001
                               -------------------------------------------------
Basic:
   Net Income                      $3,507      $3,383      $11,242      $10,363
   Average shares outstanding  13,927,347  14,105,748   13,975,898   14,141,141
Basic EPS                           $0.25       $0.24        $0.80        $0.73

Diluted:
   Net Income                      $3,507      $3,383      $11,242      $10,363
   Average shares outstanding  13,927,347  14,105,748   13,975,898   14,141,141
   Net effect of dilutive stock
      Options-based on treasury
       Stock method               354,430     273,861      326,936      186,071
                               -------------------------------------------------
Total                          14,281,777  14,379,609   14,302,834   14,327,212

Diluted EPS                         $0.25       $0.24        $0.79        $0.72


NOTE E - ACCOUNTING STANDARDS

With the adoption of Statements of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer amortized, but tested for impairment and the amount of loss recognized (if any). The effect of the adoption of SFAS 142 did not have any effect on the Company's financial position. The curtailment of amortization of goodwill increased net income by $46,000 or $0.003 diluted earnings per share for the three-month period ended September 30, 2002 and $138,000 or $0.010 diluted earnings per share for the nine-month period ending September 30, 2002.

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

THIRD QUARTER 2002

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.


EARNINGS SUMMARY

Net income for the third quarter of 2002 totaled $3,507,000 or $0.25 per share diluted, compared to $4,049,000 or $0.28 per share diluted in the second quarter of 2002 and $3,686,000 or $0.26 per share diluted recorded in the first quarter of 2002, and was higher than the $3,383,000 or $0.24 per share diluted reported in the third quarter of 2001. Profits realized from investment securities sold added $244,000 or $0.019 per share diluted to second quarter 2002's results. Note that earnings per share results for the current and prior periods reflect the three-for-one stock split on Common Stock effective July 15, 2002 for shareholders of record on July 1, 2002.

Return on average assets was 1.17 percent and return on average shareholders' equity was 14.19 percent for the third quarter of 2002, compared to second quarter 2002's results of 1.33 percent and 16.76 percent and first quarter 2002's performance of 1.18 percent and 15.45 percent, respectively, and the prior year's third quarter results of 1.16 percent and 14.72 percent, respectively.


NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2002 totaled $11,879,000, $381,000 or 3.1 percent lower than for the second quarter of 2002 and $375,000 or 3.3 percent higher than for the third quarter of 2001. Partially, net interest income in the third quarter each year is affected by lower business volumes, a seasonal impact that reverses in the fourth quarter. For the nine-month period ended September 30, 2002, net interest income (on a tax equivalent basis) increased $2,089,000 or 6.2 percent year over year to $35,955,000.

Net interest margin on a tax equivalent basis decreased 6 basis points to 4.17 percent for the third quarter of 2002 from 4.23 percent for the second quarter of 2002. Since December 2000, the Federal Reserve has been aggressive in reducing short-term interest rates. A 50 basis point reduction in December 2000 and subsequent reductions totaling 400 basis points in 2001 were imposed (125 basis points occurring in the fourth quarter of 2001). The cost of interest-bearing liabilities in the third quarter of 2002 decreased 12 basis points to 2.40 percent from second quarter, with rates for certificates of deposit (CDs) and short-term borrowings (principally composed of low cost sweep repurchase agreements) decreasing the most, 37 and 23 basis points, respectively. The average balance for time deposits decreased slightly,
$2,544,000 or 0.7 percent to $376,684,000, and short-term borrowings declined $18,780,000 or 34.5 percent to $35,664,000. The average balance for NOW, savings and money market balances (aggregated) decreased $10,502,000 or 2.2 percent from second quarter 2002, and totaled $459,884,000 for the third quarter. Average noninterest bearing deposits decreased $5,614,000 or 3.2 percent to $171,255,000. Growth in low-cost / no cost funding sources is normally impacted seasonally in third quarter. The Company continues to focus on its longstanding strategy of building core customer relationships and tailoring its products and services to satisfy these customers.

Lower interest rates continued to generate higher loan and investment principal prepayments with the funds reinvested in earning assets at lower rates. Therefore the yield on earning assets for the third quarter of 2002 declined 18 basis points to 6.10 percent from second quarter 2002. Decreases in the yield on loans of 23 basis points to 7.30 percent and the yield on securities of 25 basis points to 3.90 percent were partially offset by the yield on federal funds sold increasing 4 basis points to 1.72 percent during the third quarter of 2002. Average earning assets for the third quarter of 2002 decreased $31,202,000 or
2.7 percent when compared to 2002's second quarter. Average loan balances declined $11,845,000 or 1.6 percent to $742,176,000, average investment securities increased $3,689,000 or 1.0 percent to $378,551,000, and average federal funds sold decreased $23,046,000 to $9,933,000. The decline in loans was principally in residential real estate credits, reflecting the low interest rate environment that provided customers the opportunity to refinance. Consistent with our strategy to generate more fee income, and reduce interest rate risks, these loans were sold servicing released. Activity in the Company's securities portfolio was significant, with maturing securities of $70.4 million and purchases totaling $61.7 million transacted during the third quarter. A flatter yield curve in the third quarter increased principal repayments from the Company's fixed rate collateralized mortgage obligation (CMO) investments. The average duration of the $303,027,000 in fixed rate CMOs declined from 1.5 years to 1.0 year at September 30, 2002. Monthly cash returned from these investments are estimated to average $30 million per month for the fourth quarter 2002 if there are no further changes in interest rates. Should interest rates decline further, monthly cash return could increase to $36 million per month. If the yield curve would become steeper by 50 basis points, cash returned would decrease to approximately $20-25 million per month. Because many of the securities' original purchase prices were above par, the yield on the securities portfolio will fluctuate in inverse proportion to the changes in cash flows noted above due to the amortization of the premium. Securities activity reflects an effort to manage excess funding and maintain a stable net interest margin.

For the third quarter of 2001, the net interest margin was 4.13 percent. The yield on average earning assets was 7.26 percent and rate on interest-bearing liabilities was 3.80 percent.

The mix of earning assets and interest bearing liabilities has changed since third quarter 2001. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 65.6 percent in the third quarter of 2002 compared to 75.6 percent a year ago, while securities increased from
21.7 percent to 33.5 percent and federal funds sold decreased from 2.7 percent to 0.9 percent. While total loans did not increase as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans and lower yielding residential loan balances declining. Average CDs (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 41.3 percent, compared to 46.5 percent in the third quarter of 2001, reflecting diminished funding requirements. Approximately $97 million in CDs matured during the third quarter of 2002. Approximately $76 million in CDs will mature in the fourth quarter of 2002, providing opportunity for these volumes to re-price to lower rates. Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 50.4 percent of interest bearing liabilities, versus 44.3 percent a year ago, favorably affecting deposit mix. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and other borrowings) decreased to 8.3 percent of interest bearing liabilities for the third quarter of 2002 from 9.2 percent in 2001.


PROVISION FOR LOAN LOSSES

No provisioning was recorded in the first, second or third quarter of 2002 nor in any quarter in 2001, reflecting the Company's credit quality, low net charge-offs and nonperforming assets, and slower loan growth. Net charge-offs totaled $201,000 for the first nine months of 2002, compared to net charge-offs of $169,000 in 2001. Net charge-offs annualized as a percent of average loans were at 0.04 percent for the first nine months of 2002, compared to 0.03 percent for the same period in 2001 and 0.02 percent for the total year in 2001. These ratios are better than the banking industry as a whole.

The Company's loan portfolio mix has been changing. The Company intends to continue to vary its loan portfolio mix by emphasizing higher yield commercial and consumer credits while reducing its exposure to 1-4 family lower yield residential loans. These changes may result in loan loss provisions should the increased exposure result in greater inherent losses in the loan portfolio. Besides loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity. Management believes that its credit granting process contains a disciplined approach that mitigates this risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during economic slowdowns.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan classification, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. (See "Nonperforming Assets" and "Allowance for Loan Losses")


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $3,854,000 for the third quarter of 2002, $293,000 or 8.2 percent higher than for the same period last year. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 24.6 percent of operating revenues in the third quarter, compared to 23.7 percent a year ago.

Market turmoil began in late 2000 and carried through into 2001 affecting brokerage revenues with consumers shifting from the purchase of investment products to more conservative deposit products. Revenues rebounded somewhat in the first quarter of 2002 with brokerage commissions and fees increasing $143,000 or 35.8 percent year over year, while second quarter 2002's performance was an increase of $14,000 or 2.5 percent and third quarter's result was an improvement of $46,000 or 11.0 percent (to $463,000) versus a year earlier. Trust income was lower for the third quarter 2002, declining $54,000 or 9.2 percent to $535,000 compared to last year for the same period. Financial markets improved recently but are more likely to remain troubled. Even so, as demonstrated by 2002's results, the Company believes it can be successful in its efforts to expand its customer relationships through sales of investment management and brokerage products, including insurance.

The Company is among the leaders in the production of residential mortgage loans in its market. Beginning in late 2001, the Company began producing loans for third party permanent investors to generate additional fee income and to better manage interest rate risks. In 2002, mortgage banking revenue totaled $630,000, an increase of $96,000 or 18.0 percent compared to the year earlier third quarter. Mortgage banking revenue for the third quarter would have been higher if not for a $100,000 fair value adjustment to mortgage servicing rights. The Company expects to derive further revenue growth in the future by increasing its market penetration, market expansion and expanding the sources of fees collected from this business. In August 2002, the Company opened a loan production office in Northern Palm Beach County and added three loan originators. Mortgage banking revenues are partially dependent upon favorable interest rates, as well as, good overall economic conditions. Both have been favorable in 2002. Additionally, the expansion into the fast growing Palm Beach market (Florida's top wealth market, expected to grow at over 20 percent over the next ten years) is expected to generate additional loan production and support ongoing increases in mortgage banking fees should the interest rate and economic environment remain favorable.

Greater usage of check cards during the third quarter 2002 by core deposit customers and an increased cardholder base increased interchange income to $253,000, an increase of $62,000 or 32.5 percent from the prior year. Other deposit based electronic funds transfer (EFT) fees increased $10,000 or 12.8 percent to $88,000. Service charges on deposits increased $60,000 or 4.8 percent year over year to $1,321,000.

Marine finance fees totaled $189,000, an increase of $30,000 or 18.9 percent from third quarter a year ago. The Company's marine financing division (Seacoast Marine Finance) produced $13.3 million in luxury yacht loans in the third quarter compared to $16.1 million and $13.8 million in the second and first quarter of 2002, respectively. A total of $11.5 million was sold in the third quarter 2002 compared to $12.5 million and $11.7 million in the second and first quarter of 2002, respectively. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, Texas and California. The emphasis is on marine loans of $200,000 and greater. The Company continues to look for opportunities to expand its market penetration of its marine finance business.

Noninterest income, excluding gains and losses from securities sales, totaled $11,870,000 for the nine-month period ending September 30, 2002, an increase of $920,000 or 8.4 percent from the same period last year. As in the quarterly comparison, the more significant increases were in mortgage banking, check card interchange income, other deposit based EFT fees, marine finance fees and brokerage commissions and fees, increasing year over year $522,000, $189,000, $66,000, $144,000 and $203,000, respectively. Year-to-date trust income decreased $236,000 year over year, as a result of the financial market turmoil reducing asset volumes under management.

Gains (losses) from the sale of securities totaled ($9,000), $398,000 and $66,000 during the third, second and first quarter of 2002, respectively, compared to $8,000, $422,000 and $145,000 in each of the same quarters in 2001. Sales in 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return. Sales of investments in 2001 were transacted to restructure the portfolio for the new declining interest rate environment.


NONINTEREST EXPENSES

When compared to 2001, noninterest expenses for the third quarter increased by $480,000 or 5.1 percent to $9,921,000. The Company's overhead ratio has decreased over the last several years. However, the 63.1 percent efficiency ratio for the third quarter of 2002 was slightly higher than the 62.7 percent ratio recorded a year ago.

Salaries and wages increased $148,000 or 3.9 percent to $3,940,000 compared to the prior year quarter. Base salaries increased $173,000 or 5.3 percent and commissions were $43,000 or 14.7 percent higher, but were partially offset by declines of $23,000 in temporary services and $40,000 in incentives. The increase in base salaries and commissions included $9,000 for staffing of the new Port St. Lucie WalMart branch which opened October 16, 2002, $31,000 for commercial and residential lending personnel at the Jupiter loan production office opened on August 1, 2002, and $18,000 for additional commercial lending personnel at the Company's Ft. Pierce location. Employee benefits increased $133,000 or 14.3 percent to $1,064,000 from the third quarter of 2001. Higher group health insurance costs were the primary cause, up $76,000 year over year, but profit sharing and payroll taxes were higher as well, increasing $31,000 and $26,000, respectively.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $34,000 to $1,334,000, versus third quarter results last year. Depreciation for furniture and equipment was $38,000 lower.

Outsourced data processing costs totaled $1,183,000 for the third quarter of 2002, an increase of $53,000 or 4.7 percent from a year ago. The Company utilizes a third party for its core data processing system. Costs associated with this system increased $35,000 or 6.2 percent. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Costs associated with foreclosed and repossessed asset management and disposition totaled only $16,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") in the third quarter 2002. Legal and professional costs increased $84,000 or 29.7 percent to $367,000 when compared to 2001's third quarter, primarily a result of legal costs related to the formation of Seacoast Asset Management, LLC.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $42,000 or 9.2 percent to $498,000 when compared to a year ago.

Amortization of goodwill and other intangibles declined $75,000 or 54.3 percent to $63,000 year over year, entirely due to a change in accounting. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized as of January 1, 2002.

Other expenses increased $122,000 or 9.5 percent to $1,412,000. Impacting expense in the third quarter were higher expenditures for employment advertising and referral fees to third parties for lending activities, up year over year $31,000 and $19,000, respectively. Remaining expenses were higher, but generally increased with inflation and growth in business volumes.

Noninterest expenses for the nine-month period ending September 30, 2002 were $1,549,000 or 5.5 percent higher, totaling $29,691,000. As in the quarterly discussion, the more significant changes year over year were as follows: 1) salaries and wages increased $684,000 or 6.3 percent, 2) employee benefits grew $314,000 or 11.0 percent, 3) occupancy and furniture and equipment expenses declined $121,000 or 2.9 percent, on an aggregate basis, 4) outsourced data processing costs increased $317,000 or 9.6 percent, 5) legal and professional fees grew $257,000 or 28.9 percent, 6) marketing expenses were $79,000 or 5.5 percent higher, 7) amortization of goodwill and other intangibles declined $225,000 or 54.3 percent, and 8) other expenses increased $266,000 or 6.6 percent.


INCOME TAXES

Income taxes as a percentage of income before taxes were 39.1 percent for the first nine months of this year, compared to 39.3 percent in 2001.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first nine months of 2002 was 7.95 percent, compared to 7.79 percent during the first nine months of 2001. A total of 664,509 stock option shares are outstanding, of which 650,509 are exercisable. During the first nine months of 2002, 66,963 shares were exercised. The Company also has a Board approved share repurchase program of its outstanding Common stock. In treasury stock at September 30, 2002, there were 1,649,028 shares totaling $18,402,000, compared to 1,531,158 shares or $16,378,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At September 30, 2002, the Company's ratio was 13.62 percent.


LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $718,871,000 at September 30, 2002, $104,336,000 or 12.7 percent less than at September 30, 2001, and $66,156,000 or 8.4 percent less than at December 31, 2001.

As part of its ongoing balance sheet and interest rate risk management, the Company securitized $6.1 million of its residential loans and sold the investment security in the first quarter of 2002. This transaction and the sale of current production one to four family loans contributed to the decline in the Company's loan portfolio. During the first nine months of 2002, $86.4 million in fixed rate residential mortgage loans were sold compared to $62.4 million during the first nine months a year ago. The Company also sold $35.7 million in marine loans (generated by Seacoast Marine Finance), compared to $36.8 million in the first nine months of 2001. Over the past twelve months, $121.1 million in fixed rate residential loans and $46.2 million in marine loans have been sold. The loan sales are without recourse.

At September 30, 2002, the Company's mortgage loan balances secured by residential properties amounted to $299,844,000 or 41.7 percent of total loans (versus $399,253,000 or 48.5 percent a year ago). The next largest concentration was loans secured by commercial real estate. The Company's commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors. At September 30, 2002, the Company had funded commercial real estate loans totaling $253,634,000 outstanding. This amount and unfunded commitments for commercial real estate were comprised of the following types of loans:



(In millions)                         Funded          Unfunded           Total
Office buildings                      $38.4               $--            $38.4
Retail trade                           33.2                .2             33.4
Land development                       35.6              31.0             66.6
Industrial                             28.0               1.2             29.2
Healthcare                             24.4               8.9             33.3
Churches and educational facilities    13.8               0.2             14.0
Recreation                             10.8               1.7             12.5
Multifamily                             5.9               7.2             13.1
Mobile home parks                       5.4                --              5.4
Land                                    5.7               0.9              6.6
Lodging                                 3.5                --              3.5
Restaurant                              2.9                --              2.9
Miscellaneous                          46.0               1.8             47.8
--------------------------------------------------------------------------------
Total                                $253.6             $53.1           $306.7

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $95,172,000 (versus $109,032,000 a year ago). Also increasing, commercial and industrial loans totaled $37,983,000 at September 30, 2002, compared to $33,846,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Residential lot loans (for private and investor purposes) totaled $13,797,000, residential construction loans totaled $6,064,000 and home equity lines outstanding totaled $12,111,000 at September 30, 2002.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors. Therefore, real estate mortgage lending is an important component of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At September 30, 2002, approximately $111 million or 37 percent of the Company's residential mortgage loan balances were adjustable, compared to $159 million or 40 percent a year ago.

Of the approximate $120 million of new residential loans originated in 2002 ($86.4 million were sold), $22 million were adjustable and $98 million were fixed rate. Loans secured by residential properties having fixed rates totaled approximately $189 million at September 30, 2002, of which 15- and 30-year mortgages totaled approximately $80 million and $65 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, 15- and 30-year fixed rate residential mortgages at September 30, 2001 totaled approximately $104 million and $89 million, respectively.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $16,000 in net recoveries for the first nine months of 2002 compared to $7,000 in net recoveries for all of 2001. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $97 million and $105 million, respectively, at September 30, 2002, compared to $124 million and $95 million, respectively, a year ago.

At September 30, 2002, the Company had commitments to make loans (excluding unused home equity lines of credit) of $119,440,000, compared to $92,706,000 at September 30, 2001.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,833,000 at September 30, 2002, $216,000 lower than one year earlier and $201,000 lower than at December 31, 2001. During the first nine months of 2002, net charge-offs of $120,000 on commercial loans, $103,000 on consumer loans, $8,000 on commercial real estate loans and $4,000 on home equity lines of credit were partially offset by recoveries on residential real estate loans and credit cards of $16,000 and $18,000, respectively. A year ago, net charge-offs of $169,000 were recorded during the first nine months.

Although the allowance balance declined $216,000 over the last 12 months, the ratio of the allowance for loan losses to net loans outstanding increased 9 basis points to 0.95 percent at September 30, 2002. This ratio was 0.86 percent at September 30, 2001 and 0.90 percent at December 31, 2001. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 292.6 percent at September 30, 2002, compared to 372.6 percent at the same date in 2001.

The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth. The resulting allowance is reflective of the subsidiary bank's favorable and consistent delinquency trends, historical loss performance, and the decline in loans outstanding over the last twelve months. The size of the allowance also reflects the large amount of residential real estate loans held by the Company whose historical charge-offs and delinquencies have been favorable and the growth in commercial real estate loans over the last few years.

Concentration of credit risk, discussed under "Loan Portfolio" of this discussion and analysis, also impacts the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers  engaged  in or  dependent  upon  the  same  industry,  or a group  of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At September 30, 2002, the Company had $585 million in loans secured by real estate, representing 81.4 percent of total loans, down slightly from 82.6 percent at September 30, 2001. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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


NONPERFORMING ASSETS

At September 30, 2002, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.34 percent, compared to
0.24 percent one year earlier.

At September 30, 2002, there were no accruing loans past due 90 days or more and OREO of $119,000 was outstanding. In 2001 on the same date, there were $27,000 in accruing loans past due 90 days or more and OREO balances of $131,000 were outstanding.

Nonaccrual loans totaled $2,335,000 at September 30, 2002, compared to a balance of $1,865,000 at September 30, 2001. Nonaccrual loans outstanding at September 30, 2002 that were performing with respect to payments totaled $913,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at September 30, 2002, 75 percent is secured with real estate, the remainder by other collateral.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company's subsidiary bank. No assurance can be given that nonperforming assets will not in fact increase or otherwise change.


SECURITIES

At September 30, 2002, the Company had $344,637,000 or 93.6 percent of total securities available for sale and securities held to maturity at an amortized cost of $23,419,000, representing 6.4 percent of total securities. The Company's securities portfolio increased $115,753,000 or 45.9 percent from September 30, 2001 and $64,045,000 or 21.1 percent from December 31, 2001. Maturities and sales of securities of $209.3 million and $37.3 million, respectively, and purchases totaling $313.9 million were transacted during the first nine months of 2002. Securities activity reflects an effort to invest funds for better performance as well as for the likely potential of an increasing interest rate environment in the future.

Management controls the Company's overall interest rate risk by maintaining a low average duration for the securities portfolio through the acquisition of securities returning principal monthly that can be reinvested. At September 30, 2002, the duration of the portfolio was approximately 1.0 years.

Unrealized net securities gains totaled $3,106,000 at September 30, 2002, compared to net gains of $4,004,000 at September 30, 2001 and $3,041,000 at December 31, 2001. The Federal Reserve did not alter interest rates during the first nine months of 2002.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.


DEPOSITS / BORROWINGS

Total deposits increased $29,945,000 or 3.1 percent to $1,006,953,000 at September 30, 2002, compared to one year earlier. Certificates of deposit decreased $38,168,000 or 9.2 percent to $378,647,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $47,361,000 or 11.7 percent to $450,975,000, and noninterest bearing demand deposits increased $20,752,000 or 13.3 percent to $177,331,000. Lower interest rates, an uncertain economic environment, and recent turmoil in financial markets have aided growth in deposits as customers seek the stability of bank products. The Company's believes its success in marketing desirable products in this environment, such as its tiered money market and Money Manager product offerings, enhanced growth in lower cost interest bearing deposits.

Repurchase agreement balances decreased over the past 12 months by $4,691,000 or
11.6 percent to $35,855,000 at September 30, 2002. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. The number of sweep repurchase accounts declined from 120 a year ago to 100 at September 30, 2002, with some customers closing sweep repurchase relationships due to the low interest rate environment and diminished benefit of utilizing a sweep repurchase agreement, and choosing to maintain balances in traditional deposit products.

At September 30, 2002, other borrowings were the same year over year at $40,000,000, entirely comprised of funding from the Federal Home Loan Bank
(FHLB).


INTEREST RATE SENSITIVITY

Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. This risk is measured using simulation modeling to calculate a most likely impact for interest rate risk utilizing estimated loan and deposit growth. The objective is to optimize the Company's financial position, liquidity, and net interest income while limiting their volatility.

Senior management regularly reviews the Company's interest rate risk position and evaluates strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would increase 2.8 percent if interest rates would gradually rise 200 basis points over the next 12 months. While management places a lower probability on further rate declines after the last 50 basis point reduction on November 6, 2002, the model simulation indicates net interest income would decrease 2.7% and 7.2% over the next 12 months given a gradual decline in interest rates of 100 and 200 basis points respectively. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On September 30, 2002, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 2.1 percent.

The computations of interest rate risk do not necessarily include all actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts can and may be utilized as components of the Company's risk management profile. The Company does not presently use interest rate protection products in managing its interest rate sensitivity.


CRITICAL ACCOUNTING ESTIMATES

Management after consultation with the audit committee believes that the most critical accounting estimates which may affect the Company's financial status and involve the most complex, subjective and ambiguous assessments are as follows:

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

Allowance and Provision for Loan Losses

The information contained on pages 13 and 16-19 related to the "Provision for Loan Losses", "Loan Portfolio", "Allowance for Loan Losses" and "Nonperforming Assets" is intended to describe the known trends, events and uncertainties which could materially impact the company's accounting estimates.

Securities Available for Sale

The fair value of the Available for Sale portfolio at September 30, 2002 exceeded historical amortized cost, producing unrealized gains of $2,233,000. The fair value of each security was obtained from independent pricing sources utilized by many financial institutions. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller which can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, eliminating reported gains and producing unrealized losses.

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

Value of Goodwill

Beginning January, 1, 2002, the Company's goodwill is no longer be amortized, but tested for impairment. The amount of goodwill at September 30, 2002 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company's dominant market. The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years. Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company's markets. There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at September 30, 2002.

Mortgage Servicing Rights

A large portion of the Company's loan production involves loans for 1-4 family residential properties. As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities. As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments. In accordance with FAS No. 140, the Company records an asset (mortgage servicing rights) at the fair value of those rights. At September 30, 2002, the total estimated fair value of those rights was $724,000. The fair value of the mortgage servicing rights is based on judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures. These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly. Impairment, if any, is recognized through a valuation allowance and charged against current earnings.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2002, the Company had available lines of credit of $137,500,000. The Company also had $282,043,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At September 30, 2001, the amount of securities available and not pledged was $173,607,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $61,457,000 at September 30, 2002 as compared to $45,428,000 at September 30, 2001. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.


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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management's Discussion and Analysis "Interest Rate Sensitivity".

Item 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Dennis S. Hudson, III as Chief Executive Officer and Mr. William R. Hahl as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by The SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of November 13, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after November 13, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.


                                 CERTIFICATION

I, Dennis S. Hudson, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Seacoast Banking Corporation of Florida;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



______________________________________
/s/ Dennis S. Hudson, III
President & Chief Executive Officer


                                 CERTIFICATION

I, William R. Hahl, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Seacoast Banking Corporation of Florida;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



______________________________________
/s/ William R. Hahl
Chief Financial Officer

Part II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed for the three-month period ended September 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SEACOAST BANKING CORPORATION OF FLORIDA





November 14, 2002                     /s/ Dennis S. Hudson, III
-----------------                     ----------------------------------
                                      DENNIS S. HUDSON, III
                                      President &
                                      Chief Executive Officer


November 14, 2002                     /s/ William R. Hahl
-----------------                     ---------------------------------
                                      WILLIAM R. HAHL
                                      Executive Vice President &
                                      Chief Financial Officer