Form 10-K
period 2002-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2003-03-28
CIK 730708

SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON, DC 20549
                               -----------------
                                    FORM 10-K

        FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                           Commission File No. 0-13660

                     SEACOAST BANKING CORPORATION OF FLORIDA
             (Exact Name of Registrant as Specified in Its Charter)

         Florida                                             59-2260678
   ------------------------------------------         -------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   815 Colorado Avenue, Stuart, FL                             34994
   ------------------------------------------              ----------------
   (Address of Principal Executive Offices)                   (Zip Code)

   Registrant's telephone number, including area code      (772) 287-4000
                                                        ---------------------

Securities registered pursuant to Section 12 (b) of the Act:

         Title of Each Class         Name of Each Exchange on Which Registered

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

         YES [X]  NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         YES [X]           NO [ ]

     State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Common Stock, $.10 par value - $269,651,664 based upon the closing sale price of $19.33 on February 28, 2003, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, $.10 Par Value - 13,949,905 shares, as of February 28, 2003.

                       Documents Incorporated by Reference

1. Certain portions of the registrant's 2003 Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2003 (the "2003 Proxy Statement") are incorporated by reference into Part III, Items 10 through 13 of this report. Other than those portions of the 2003 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 13, no other portions of the 2003 Proxy Statement shall be deemed so incorporated.

2. Certain portions of the registrant's 2002 Annual Report to Shareholders (the "2002 Annual Report") are incorporated by reference in Part II, Items 6 through 8 and Item 14 of this report. Other than those portions of the 2002 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8 and Item 14, no other portions of the 2002 Annual Report shall be deemed so incorporated.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                Page of
                                                           Form        Annual
                                                           10-K        Report
Part I

Item 1.           Business                                 3-14           --

Item 2.           Properties                              14-19           --

Item 3.           Legal Proceedings                          19           --

Item 4.           Submission of Matters to a
                  Vote of Security Holders                   19           --

Part II

Item 5.           Market For Common Equity and
                  Related Stockholder Matters             19-21           29

Item 6.           Selected Financial Data                    21            1

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                           21-24        12-28

Item 7A.          Market Risk                             25-26    23, 26-27

Item 8.           Financial Statements and                   26        29-31
                  Supplementary Data                                 & 34-47

Item 9.           Changes in and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                       26           --


                                                                Page of
                                                           Form
                                                           10-K        Proxy
Part III

Item 10.          Directors and Executive Officers           26          3-9
                  of the Registrant

Item 11.          Executive Compensation                     26         9-11
                                                                     & 14-18

Item 12.          Security Ownership of Certain           26-27          4-8
                  Beneficial Owners and Management                   & 19-20

Item 13.          Certain Relationships and Related Party    27           18
                  Transactions

Item 14.          Evaluation of Disclosure Controls and      27
                  Procedures

                                                                Page of
                                                             Form      Annual
                                                             10-K      Report
Part IV

Item 15.          Exhibits, Financial Statement
                  Schedules and Reports on Form 8-K

                  (a)(1) List of All Financial Statements   27-28

                  Consolidated Balance Sheets as
                  of December 31, 2002 and 2001              --           35

                  Consolidated Statements of Income
                  for the years ended December 31,
                  2002, 2001 and 2000                        --           34

                  Consolidated Statements of Shareholders'
                  Equity for the years ended December 31,
                  2002, 2001 and 2000                        --           37

                  Consolidated Statements of Cash Flows
                  for the years ended December 31,
                  2002, 2001, and 2000                       --       36, 46


                                                                Page of
                                                             Form      Annual
                                                             10-K      Report
                  Report of Independent Certified
                  Public Accountants                         --        32-33

                  Notes to Consolidated Financial
                  Statements                                 --        38-47


    (a)(2)        List of Financial Statement Schedules      28           --

    (a)(3)        List of Exhibits                        28-29           --

    (b)           Reports on Form 8-K                        29           --

    (c)           Exhibits                                   29           --

    (d)           Financial Statement Schedules              30           --

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere including information incorporated herein by reference to other documents, are "forward-looking statements" within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida ("Seacoast" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may", "will", "anticipate", "assume", "should", "indicate", "would", "believe", "contemplate", "expect", "estimate", "continue", "plan", "point to", "project", "could", "intend", "target", other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     -    future economic or business conditions;

     - governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     - the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

     - the effects of competition from a wide variety of local regional national and other providers of financial, investment, and insurance services;

     - the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

     - the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

     -    changes in laws and regulations, including tax laws and regulations;

     -    changes in accounting policies, rules and practices;

     - changes in technology or products may be more difficult, or costly, or less effective than anticipated;

     - the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

     - other factors and risks described in any of our subsequent reports that we make with the Commission under the Exchange Act.


     All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

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

     Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast's primary service area is the "Treasure Coast," which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida's southeastern coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, two in Jensen Beach, two on Hutchinson Island, one in Hobe Sound, five in Vero Beach, two in Sebastian, five in Port St. Lucie, and two in Ft. Pierce. In August 2002, the Company opened a loan production office in Palm Beach County, and intends to further expand its presence in Palm Beach County in 2003 and 2004. Two full service banking offices in northern Palm Beach County, opened in January 2003. See "Item 2. Properties".

     Most of our banking  offices  have one or more  Automated  Teller  Machines
(ATMs) that provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the "Star System," the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 241,000 locations throughout the United States.

     Customers can also use the Bank's "MoneyPhone" system to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

     In addition, customers may access information via the Bank's Customer Service Center ("CSC"). From 7 A.M. to 7 P.M., Monday through Friday, and on Saturdays from 9 A.M. to 4 P.M., servicing personnel in the CSC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers.

     The Company also offers PC/Internet banking from personal computers. The Internet service allows customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make loan payments from a deposit account, 24 hours a day.

     In February 2000, the Bank opened a lending office of its newly formed Seacoast Marine Finance Division in Ft. Lauderdale, Florida. Seacoast Marine Finance is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater. In November 2002, the Company announced a geographic expansion of its marine finance division, which included the addition of key personnel in California to serve the western markets. All loans that are originated by the Seacoast Marine Division outside of the Bank's primary service area are generally sold.

         Seacoast had four indirect subsidiaries:

     o    FNB  Brokerage  Services,  Inc.  ("FNB  Brokerage"),   which  provides
          brokerage and annuity services;

     o    FNB  Insurance  Services,  Inc.  ("FNB  Insurance"),   which  provides
          insurance services;

     o South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of the Bank; and

     o Big O RV Resort, Inc., which was formed to own and operate certain properties acquired through foreclosure, but which currently is inactive.

     The operations of these subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

     In May 2002, the Bank invested in and obtained a 55 percent ownership position in a limited liability corporation, Seacoast Asset Management, LLC, which is a registered investment adviser. Seacoast Asset Management, LLC was dissolved in November 2002, based upon continuing economic weakness and related equity market conditions, which presents an arduous environment in which to continue this business initiative.

     As a bank holding company, Seacoast is a legal entity separate and distinct from its subsidiaries. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Seacoast's operating revenues and net income are derived primarily from its subsidiaries through dividends, fees for services performed and interest on advances and loans. See "Supervision and Regulation."

     As of December 31, 2002, Seacoast and its subsidiaries employed 335 full-time equivalent employees.

     Seacoast's and the Bank's principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. Seacoast and the Bank maintain Internet websites at www.seacoastbanking.net and www.fnbtc.net, respectively. Seacoast is not incorporating the information on these websites into this report, and neither the websites nor the information appearing on the websites is included in, or is a part of, this report.

Expansion of Business

     Seacoast has expanded its products and services to meet the changing needs of the various segments of its market, and it presently expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically primarily through the addition of branches, including the acquisition of a thrift branch in St. Lucie County. Seacoast also has from time to time acquired banks, bank branches and deposits, and has opened new branches and facilities.

     Florida law permits state-wide branching, and Seacoast has expanded, and anticipates future expansion in its markets, by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a Wal-Mart superstore in Sebastian, which is located in northern Indian River County. In January 1997, Seacoast opened a branch in Nettles Island, a predominately modular home community on Hutchinson Island in southern St. Lucie County. In May, June and July 1997, and in March 1998, four additional branch offices were opened in Indian River County. In July 2000, a new branch on US 1 in northern Martin County near the St. Lucie County line was opened; and at the same time a branch in St. Lucie County approximately one-half mile from the new branch was closed. In June 2001, a branch in a conveniently located Wal-Mart Superstore was acquired in Ft. Pierce. An additional Wal-Mart branch was opened in Port St. Lucie, Florida in October 2002. See "Item 2. Properties".

     Seacoast regularly evaluates possible mergers, acquisitions and other expansion opportunities.

Competition

     Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie and Indian River Counties, and recently entered Palm Beach County, all of which are located in southeastern Florida. The Bank not only competes with other banks in its markets, but it also competes with various other types of financial institutions for deposits, certain commercial, fiduciary and investment services and various types of loans and certain other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.

     Seacoast and its subsidiaries compete not only with financial institutions based in the State of Florida, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in the State of Florida, or that offer products by mail, telephone or over the Internet. Many of Seacoast's competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than Seacoast. Some of these competitors are subject to less regulation and/or more favorable tax treatment than Seacoast.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's and the Bank's business. Supervision, regulation, and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

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

     In November 1999, the Gramm-Leach-Bliley Act ("GLB") was enacted, which substantially revises the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are "well-capitalized" and "well-managed", as defined in Federal Reserve Regulation Y, which have and maintain "satisfactory" Community Reinvestment Act ("CRA") ratings, and meet certain other conditions, can elect to become "financial holding companies". Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by GLB. The GLB Act also includes numerous consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing the GLB Act.

     The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Section 23A of the Federal Reserve Act.
Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to
Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

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

     The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries of the Bank. These changes also modernize and streamline corporate governance, investment and fiduciary powers.

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

     FNB Insurance, a Bank insurance agency subsidiary, is authorized by the State of Florida to market insurance products as agents. FNB Insurance is a separate and distinct entity from the Bank and is subject to supervision and regulation by state insurance authorities.

Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution;
(iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming a financial holding company.

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

Payment of Dividends

     The Company is a legal entity separate and distinct from its bank and other subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debts in excess of such bank's allowance for possible loan losses.

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


As of December 31, 2002, the consolidated capital ratios of the Company and the Bank were as follows:

                            Regulatory
                              Minimum          Company           Bank


    Tier 1 capital ratio       4.0%             12.9%            12.6%
    Total capital ratio        8.0%             13.8%            13.5%
    Leverage ratio           3.0-5.0%            8.0%             7.8%

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

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had any material effect on the Company and the Bank or their respective operations.

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

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are primarily insured by the FDIC's Bank Insurance Fund ("BIF"). The Bank is also a member of the Savings Association Insurance Fund ("SAIF") to the extent that the Bank holds deposits acquired in 1991 from the Resolution Trust Corporation ("RTC"). The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, "well capitalized," "adequately capitalized" or "undercapitalized," and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 2002, and 2001, the Bank paid no deposit premiums, except for the Financing Corporation ("FICO") assessments of $173,000 and $177,000, respectively. The FDIC has indicated that, based on its current level of reserves, deposit insurance premiums may increase.

     The FDIC's Board of Directors has continued the 2002 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2003. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits. As of January 1, 2003, the FICO assessment rate was equivalent for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from
1.82 basis points for BIF and SAIF in the first quarter of 2002 to 1.70 basis points in the last quarter of 2002. The assessment rate for BIF and SAIF assessable deposits in the first quarter of 2003 is 1.68 basis points.

     Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators, and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2002, the Bank paid $0 in BIF deposit insurance premiums, and paid approximately $174,000, $60,000 and $122,000 in FICO assessments during 2002, 2001 and 2000, respectively. The FDIC has indicated that based on its current level of reserves, deposit insurance premiums may increase in 2003.

Legislative and Regulatory Changes

     The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 imposes new "know your customer" requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators are required to consider a financial institution's compliance with this Act's money laundering provisions in making decisions regarding approval of acquisitions and mergers, and the regulatory authorities may impose sanctions for violations of this Act.

     Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. The FDIC has proposed a restructuring of the federal deposit insurance system, including provisions to better measure and price deposit insurance, to merge BIF and SAIF and to increase deposit insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on deposits, and would permit interstate branching on a de novo basis. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

Statistical Information

     Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

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

     In February 2000, the Bank leased storefront space in Ft. Lauderdale, Florida for a lending office for its Seacoast Marine Finance division. The office occupies 1,913 square feet of space, with furniture and equipment all owned by the Bank. In November 2002, additional office space was acquired for Seacoast Marine Finance in Alameda, California (430 square feet of leased space), and Newport Beach, California (1,200 square feet of leased space). The furniture and equipment at each location is owned by the Bank.

     In August 2002, the Bank leased 2,385 square feet of space on U.S. Highway One in Jupiter, Florida for a new loan production office. Located in northern Palm Beach County, this office was opened in advance of planned branch openings in 2003 and 2004. The office is staffed with two residential lending and two commercial lending officers. All furniture and equipment is owned by the Bank.

     As of December 31, 2002, the net carrying value of branch offices (excluding the main office) was approximately $8.3 million. Seacoast's branch offices are described as follows:

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

     Wedgewood Commons, opened in April 1988, is located on an out-parcel under long term lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building that houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by the Bank and are located on the leased property.

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

     Hobe Sound, acquired from the RTC on December 23, 1991, is a two-story facility containing 8,000 square feet and is centrally located in Hobe Sound. Of 2,800 square feet on the second floor, 1,225 square feet is utilized by local community organizations. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by the Bank.

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

     Tiffany, purchased from the RTC in May 1992, is a two-story facility containing 8,250 square feet and is located on a corner of U.S. Highway 1 in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. The second story contains 4,250 square feet and was leased to tenants until December 2001. In 2002, the Bank utilized the second story space to house brokerage and mortgage solicitation personnel, a training facility and conference area. Three drive-in teller lanes, a walk-up ATM, equipment and furniture are utilized and owned by the Bank.

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

     Beachland, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero Beach, Florida. The lease on an additional 1,050 square feet leased during 1996 expired in March 2002. This facility has 2 drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

     Sandhill Cove, opened in September 1993, is in an upscale life-care retirement community. The 135 square foot office is located within the community facilities on a 36-acre development in Palm City, Florida. This community contains approximately 168 private residences.

     St. Lucie West, opened in November 1994, was in a 3,600 square foot building located at 1320 S.W. St. Lucie Blvd, Port St. Lucie, Florida. As a result of the PSHC merger, this facility was closed in June 1997 and the property was sold in September 1997. On June 1, 1997, the Bank moved its St. Lucie West operations to the Renar Centre (previously occupied by
     PSHC). The Bank leases 4,320 square feet on the first floor of this facility and 1,200 square feet on the second floor. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment.

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

     Sebastian, opened in May 1996, is located within a 174,000 square foot Wal-Mart Superstore on U.S. Highway 1 in northern Indian River County. The leased space occupied by the Bank totals 865 square feet. The facility has a walk-up ATM, owned by the Bank.

     Nettles Island was opened in January 1997 in southern St. Lucie County on Hutchinson Island. It occupies 350 square feet of leased space in a predominantly modular home community. Furniture and equipment are owned. No ATM or drive-in lanes are offered. The Bank presently intends to close this facility by May 2003.

     U.S. Highway 1 and Port St. Lucie Boulevard office opened as a Bank location on June 1, 1997, upon the merger with PSHC. At the date of the merger, the leased space consisted of 5,188 square feet on the first floor and 1,200 square feet on the second floor. In October 1997, 1,800 square feet of the leased space on the first floor and 1,200 square feet of leased space on the second floor were assigned to another tenant, with the remaining space occupied by the Bank totaling 3,388 square feet. The facility has two drive-in lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. This facility was closed in July 2000, coinciding with the opening of the Jensen West location, a new, more visible office on a leased out-parcel in a new shopping center approximately one-half mile south of the closed location on U.S. Highway 1. The lease expired in April 2002 [and was not renewed].

     South Vero Square opened in May 1997 in a 3,150 square foot building owned by the Bank on South U.S. Highway 1 in Vero Beach. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

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

     Route 60 Vero opened in July 1997. Similar to the Sebastian office, this facility is housed in a Wal-Mart Superstore in western Vero Beach in Indian River County. The branch occupies 750 square feet of leased space and includes a walk-up ATM.

     Sebastian West opened in March 1998 in a 3,150 square foot building owned by the Bank. It is located at the intersection of Fellsmere Road and Roseland Road in Sebastian. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by the Bank.

     Jensen West, opened in July 2000, is located on an out parcel under long-term lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive-up ATM and furniture and equipment, all of which are owned by the Bank and are located on the leased property. The opening of this office coincided with the closing of the Bank's U.S. Highway 1 and Port St. Lucie Boulevard office, one-half mile north of this location.

     Ft. Pierce Wal-Mart, opened in June 2001, is another Wal-Mart Superstore location. The branch occupies 540 square feet of leased space and includes a walk-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

     Port St. Wal-Mart, the Bank's newest branch office, opened in October 2002 and occupies 695 square feet of leased space in a brand new Wal-Mart
     Superstore in a highly visible location on U.S. Highway 1. The branch includes a walk-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

     For additional information regarding our properties, you should refer to Notes F and I of the Notes to Consolidated Financial Statements in Seacoast's 2002 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.

     In January 2003, the Company opened two full-service branch offices in northern Palm Beach County, Florida, one of which is located in Tequesta and the other of which is located in Jupiter Bluffs. The Tequesta site is a 3,500 square foot building acquired and owned by the Bank located on U.S. Highway 1 on long-term leased property. The Tequesta location has two drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by the Bank. The Jupiter Bluffs office is located in 2,688 square feet of leased space in a storefront on U.S. Highway One, with a walk-up ATM, and furniture and equipment, all owned by the Bank.

Item 3.  Legal Proceedings

     The Company and its subsidiaries, because of the nature of their business, are at times subject to numerous legal actions, threatened or filed, in the normal course of their business. Although the amount of any ultimate liability with respect to such matters presently cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and lawsuits, when resolved, should not have a material adverse effect on the consolidated results of operation or financial condition of Seacoast and its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

 Part II

Item 5.  Market For Common Equity and Related Stockholder Matters

     In 2002, the Company's shareholders approved amendments to its Articles of Incorporation and eliminated the Company's Class B Common Stock, which was converted, in accordance with its terms on a one-for-one basis into Class A Common Stock. In addition, the Class A Common Stock liquidation preference was eliminated, and Class A Common Stock was renamed "Common Stock." Holders of Common Stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company's Amended and Restated Articles of Incorporation (the "Articles").

     The Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market ("Nasdaq Stock Market") under the symbol "SBCF." As of February 28, 2003, there were approximately 13,949,905 shares of Common Stock outstanding, held by approximately 897 record holders.

     The following table sets forth the high and low sale prices per share of Seacoast Common Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Common Stock for the indicated periods. All prices and dividend amounts reflect the effect of a three-for-one stock split on the Common Stock, which became effective on July 15, 2002 for shareholders of record on July 1, 2002.


                           Sale Price Per Share of
                            Seacoast Common Stock           Annual Dividends
                                                         Declared Per Shares of
                             High            Low          Seacoast Common Stock


2002

First Quarter..............$15.970         $14.683              $0.100

Second Quarter............. 19.243          15.417               0.100

Third Quarter.............. 21.600          15.980               0.100

Fourth Quarter............. 20.150          16.732               0.110

2001

First Quarter..............$10.187          $8.979              $0.093

Second Quarter............. 11.717           9.083               0.093

Third Quarter.............. 14.463          11.617               0.093

Fourth Quarter............. 15.667          12.533               0.100

     During 2002, the Company did not issue or sell any of its securities in transactions not registered under the Securities Act of 1933, as amended.

     Prior to the change to the amendments approved by shareholders in April 2002, Seacoast's Articles of Incorporation prohibited the declaration or payment of cash dividends on Class B Common Stock unless cash dividends were declared or paid on Class A Common Stock in an amount equal to at least 110% of any cash dividend on Class B Common Stock. In 2000, cash dividends of $0.353 per share of Class A Common Stock and $0.321 of Class B Common Stock were paid. In 2001, cash dividends of $0.380 per share of Class A Common Stock and $0.344 per share of Class B Common Stock were paid. In the first quarter of 2002, cash dividends of $0.100 per share of Class A Common Stock and $0.090 per share of Class B Common Stock were paid. Over the remaining nine months of 2002 (after shareholder approval of the changes to the Company's Articles simplifying the Company's capital structure), cash dividends of $0.31 per share of Common Stock were paid.

     Dividends from the Bank are Seacoast's primary source of funds to pay dividends on Seacoast capital stock. Under the National Bank Act, the Bank may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to Seacoast. Information regarding a restriction on the ability of the Bank to pay dividends to Seacoast is contained in Note B of the "Notes to Consolidated Financial
Statements" contained in Part II, Item 8 hereof. See "Supervision and Regulation" contained in Part I, Item 1 of this document.

     The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank's ability to pay dividends to Seacoast. See "Supervision and Regulation" contained in Part I,
Item 1 of this document.

Item 6.  Selected Financial Data

     Selected financial data of the Company is set forth under the caption "Financial Highlights" on page 1 of the 2002 Annual Report and is incorporated herein by reference. See Exhibit 13 to this report for a complete copy of the 2002 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption "Financial Review - 2002 Management's Discussion and Analysis," on pages 12 through 28 of the 2002 Annual Report, and is incorporated herein by reference. See Exhibit 13 to this report for a complete copy of the 2002 Annual Report.

Liquidity and Capital Resources

     The Company is a financial entity, and as such its assets and liabilities are financial in nature. The Company derives funding for its activities from a number of sources. At present, these sources include deposits and repurchase agreements with its customers, federal funds lines of credit with correspondent banks, advances from the Federal Home Loan Bank of Atlanta (FHLB) and capital investment by shareholders. The following table highlights funding amounts and their contractual maturities at December 31, 2002:

                             Contractual Maturities
                             ----------------------
(Dollars in millions)     Total   0-3 Months   4-12 Months   1-5 Years  >5 Years
--------------------------------------------------------------------------------

Demand deposits          $184.5
Savings deposits          473.0
Certificates of Deposit   373.0     $82.2        $127.9       $162.9
Repurchase Agreements      62.5      62.5
Federal Funds Lines        40.5      40.5
FHLB Advances              40.0                    25.0                  $15.0
Shareholders' Equity      100.7

     Each of the sources of liquidity presently available to the Company is described in turn below:

     Demand and Savings Deposits - Transaction deposits have no contractual maturity and include checking (both noninterest bearing and interest bearing), savings and money market accounts. Together with certificates of deposit less than $100,000, these deposits are generally referred to as "core deposits." These deposits are derived from individuals, businesses and public entities (comprised mostly of municipal, tax collection, and other governmental bodies), generally all from within the Company's defined market area (the "Treasure Coast"). Over time, customer needs change and the Company has responded with innovative "core deposit" products that meet these needs. As a result, the Company has been able to rely upon and grow demand and savings deposits as a consistent and reliable funding source.

     Over the past ten years, demand and savings deposits have experienced a weighted average annual growth of 9.3 percent. During 2002, the Company's growth in demand and savings deposits was slightly lower than the ten-year average, increasing $41.1 million, or 6.7 percent. In part, the growth this year reflects the Company's success in introducing new and improved products to meet customer needs, such as the Bank's Tiered Money Market Account that was updated in 2002 to appeal to customers focused on obtaining a safe, liquid investment in the current economic environment. This product increased substantively during the past year, by a total of $30.6 million. Turmoil in financial markets, a less robust economy, and a lower interest rate environment have resulted in customers focusing on safeguarding assets, resulting in increases in funds maintained with financial institutions, including the Company. If economic improvements occur in 2003, some shifting of customer funds into investment vehicles other than deposits will likely occur, and the Company's demand and savings deposits likely will decrease.

     Certificates of Deposit - These deposits have proven to be a reliable source of funding as well, increasing a weighted average of 7.7 percent annually over the past ten years. During 2001 and 2002, lower loan growth and increases in demand and savings deposits diminished funding requirements from certificates of deposit. As a result, the Company's de-emphasis on advertising for certificates deposit beginning in 2001 was continued in 2002, and certificates of deposit declined $25.8 million, or
     6.5 percent. In 2003, with the probability that interest rates could increase, the Company may again begin to promote certificates of deposits. The Company generally does not accept brokered deposits that have a higher retention risk.

     Repurchase Agreements - Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. At December 31, 2002, the Company had 100 customers in its market providing $62.5 million in funding via these arrangements. Repurchase agreement balances vary during the year, generally peaking at year-end. During 2002, the lowest balance for repurchase agreements at any month-end was $34.0 million and the highest balance at any month-end was $82.5 million. The Company generally maintains a higher balance in federal funds sold or other short-term investments when repurchase agreement balances peak to offset their potential withdrawal.

     The Company also has access to additional short-term funding of its activities by selling, under agreement to repurchase, United States Treasury securities and securities of United States Government agencies and corporations and mortgage backed securities that are not pledged. At December 31, 2002, the Company had $391 million in securities available and not pledged.

     Federal Funds and FHLB Lines of Credit - The Company has access to liquidity via funding from federal funds and its FHLB lines of credit.

     At December 31, 2002, the Company had federal funds balances totaling $40.5 million outstanding and had available federal funds lines of credit of $20.0 million (comprised of lines of credit with a number of correspondent banks). Federal funds lines are unsecured and short-term in nature, maturing primarily from overnight to seven days. The Company periodically borrows on its federal funds lines of credit, generally on an overnight basis and at market rates.

     The Company also has a $125.0 million line of credit with the FHLB with $77.0 million available at December 31, 2002. All funding from the FHLB is secured by residential mortgage loans contained in the Company's subsidiary bank's loan portfolio. While the line may be utilized like a federal funds line ($8.0 million was outstanding at December 31, 2002), the FHLB provides numerous offerings, with rates fixed or adjustable and for various maturity terms. At December 31, 2002, the Company had advances on its FHLB line of credit totaling $48.0 million. Also see Note G, "Borrowings," on page 41 of the 2002 Annual Report for additional information regarding our borrowings from the FHLB.

     Shareholders' Equity - The Company's earnings, generated principally by its subsidiary bank, have consistently funded growth in total capital for the Company and funded payments of dividends to shareholders. The Company manages the size of equity through a program of share repurchases of its outstanding Common Stock. At December 31, 2002, the Company held 1,659,377 of its own shares, representing approximately $18.6 million in treasury stock. The Company is subject to rules and regulations pertaining to its capital levels, on a consolidated basis and at a subsidiary level. Based upon required capital ratio calculations, the Company and its subsidiaries presently meet and exceed all measures of capital adequacy, as defined by regulation.

     Parent Company Revolving Line of Credit - On September 6, 2002, the parent company, Seacoast Banking Corporation of Florida, renewed a revolving line of credit totaling $5.0 million, which, if drawn upon, may be used for general corporate purposes, including but not limited to the capital needs of the Company and its subsidiaries and the repurchase of Common Stock (See "Shareholders' Equity" above). Covenants pertaining to the line require an interest coverage ratio not greater than 3.0x, a non-performing asset ratio less than or equal to 1.00 percent, and capital ratios defined as "well-capitalized" by regulatory standards. No amounts have been drawn on this line.

     Significant Future Financial Commitments - The Company is obligated under various non-cancelable operating leases for equipment, buildings and land. At December 31, 2002, future minimum lease payments under existing leases with initial or remaining terms in excess of one year are as follows:

                                Committed Amount
                                ----------------
(Dollars in millions)  Total    1 Year    2-3 Years    4-5 Years    >5 Years
--------------------------------------------------------------------------------
Operating Leases       $13.1    $1.8       $3.1          $1.9         $6.3


Rent expense charged to operations was $1.6 million in 2002, $1.6 million in 2001, and $1.7 million in 2000.

     Certain property is leased on ordinary commercial terms from related parties of the Company at prevailing rental rates. Lease payments to these individuals were $263,000 in 2002, $260,000 in 2001, and $255,000 in 2000.

Commitments with Off Balance Sheet Risk

     The Company's subsidiary bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The subsidiary bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The subsidiary bank holds collateral supporting standby lines of credit for which collateral is deemed necessary. At December 31, 2002, commitments to extend credit totaled $135.7 million and standby letters of credit totaled $2.1 million.

Transactions with Related Parties

     One of the sources of the Company's business is loans in the ordinary course of its business to directors, officers and other members of management. These loans are made on the same terms as all other loans and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was approximately $4.0 million and $4.6 million at December 31, 2002 and 2001, respectively. During 2002, $1.5 million of new loans were made and repayments totaled $2.1 million.

Trading Activities

     The Company presently does not engage in any activities that it believes would be defined as "trading."


Item 7A.  Market Risk

     The information regarding securities owned by the Company set forth in Table 15, "Securities Held for Sale," and Table 16, "Securities Held for Investment," on page 23 of the 2002 Annual Report is incorporated herein by reference. Table 19, "Interest Rate Sensitivity Analysis", the narrative under the heading of "Securities" on page 26, and the narrative under the heading of "Interest Rate Sensitivity" on page 27 of the 2002 Annual Report are incorporated herein by reference. See Exhibit 13 to this report for a complete copy of the 2002 Annual Report.

     Market risk refers to potential losses arising from changes in interest rates, and other relevant market rates or prices.

     Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (EVE) to adverse movements in interest rates, is Seacoast's primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). Seacoast is also exposed to market risk in its investing activities. The Asset and Liability Management Committee (ALCO) meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company's Board of Directors. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits reflect Seacoast's tolerance for interest rate risk over short-term and long-term horizons.

     Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of December 31, 2002, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.5% versus the EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 7.2% versus the EVE in a stable rate environment. These changes are within the established policy limits.

     While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon, i.e., the next fiscal year. Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

     The report of PricewaterhouseCoopers LLP, independent certified public accountants, and the consolidated financial statements are included on pages 32 through 47 of the 2002 Annual Report and are incorporated herein by reference. "Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates" and "Quarterly Consolidated Income Statements" are included on pages 29 through 31 of the 2002 Annual Report and are incorporated herein by reference. See Exhibit 13 to this report for a complete copy of the 2002 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

     Information concerning the directors and executive officers of Seacoast is set forth under the headings "Proposal One - Election of Directors," "Information About the Board of Directors and its Committees" and "Executive Officers" on pages 3 through 9 of the 2003 Proxy Statement, as well as under the heading "Section 16(a) Reporting" on page 23 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

     Information regarding the compensation paid by Seacoast to its executive officers is set forth under the headings "Proposal One - Election of Directors - Compensation of Executive Officers," "Salary and Benefits Committee Report," "Summary Compensation Table," "Grants of Options/SARs in 2002," "Aggregated Options/SAR Exercises in 2002 and 2002 Year-End Option/SAR Values," "Profit Sharing Plan," "Executive Deferred Compensation Plan," "Performance Graph," and "Employment and Severance Agreements" on pages 9 through 11 and pages 14 through 17 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding the ownership of Seacoast's Common Stock is set forth under the headings "Proposal One - Election of Directors - General" on pages 4 through 8, "Proposal One - Election of Directors - Management Stock Ownership" on page 9, and "Principal Shareholders" on pages 19 and 20 of the 2003 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information regarding certain relationships and transactions between Seacoast and its officers, directors and significant shareholders is set forth under the heading "Proposal One - Election of Directors - Salary and Benefits Committee Interlocks and Insider Participation" and "Certain Transactions and Business Relationships" on page 18 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 14.    Evaluation of Disclosure Controls and Procedures

     The  Company's  management,  including  but not  limited  to Mr.  Dennis S.
Hudson, III, as Chief Executive Officer, and Mr. William R. Hahl, as Chief Financial Officer, have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."

     Based upon the evaluation of the Company's disclosure controls and procedures, it was determined by management that such controls and procedures were effective as of March 24, 2003, the date of the conclusion of the evaluation.

     Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 24, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.


                                     Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)(1) List of all financial statements

The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 2002 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

      Report of Independent Certified Public Accountants
      Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended
        December 31, 2002, 2001 and 2000
      Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 2002, 2001 and 2000
      Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001 and 2000
      Notes to Consolidated Financial Statements

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

a)(3) Listing of Exhibits

    The following Exhibits are filed as part of this report in Item 14 (c):

    Exhibit 3.1 Amended and Restated Articles of Incorporation

    Exhibit 3.2 Amended and Restated By-laws of the Corporation

    Exhibit 4.1 Specimen Common Stock Certificate

    Exhibit 10.1 Amended and Restated Retirement Savings Plan, with Amendments

    Exhibit 10.2 Employee Stock Purchase Plan
    Incorporated herein by reference from the Company's Registration Statement on Form S-8 File No. 33-25627, dated November 18, 1988.

    Exhibit 10.3 Amendment #1 to the Employee Stock Purchase Plan
    Incorporated herein by reference from the Company's Annual Reports on Form 10-K, dated March 29, 1991.

    Exhibit 10.4  Executive Employment Agreement
    Dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from the Company's Annual Reports on Form 10-K, dated March 29, 1991.

    Exhibit 10.5  Executive Employment Agreement
    Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from the Company's Annual Reports on Form 10-K, dated March 28, 1995.

    Exhibit 10.6  Executive Employment Agreement
    Dated July 31, 1995 between C. William Curtis, Jr. and the Bank, incorporated herein by reference from the Company's Annual Reports on Form 10-K, dated March 28, 1996.

    Exhibit 10.8 1991 Stock Option & Stock Appreciation Rights Plan Incorporated herein by reference from the Company's Registration Statements on Form S-8 File No. 33-61925, dated August 18, 1995, and File No. 33-46504 dated March 18, 1992.

    Exhibit 10.9 1996 Long Term Incentive Plan
    Incorporated herein by reference from the Company's Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.

    Exhibit 10.10 Non-Employee Director Stock Compensation Plan
    Incorporated herein by reference from the Company's Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999.

    Exhibit 10.11 2000 Long Term Incentive Plan
    Incorporated herein by reference from the Company's Registration Statement on Form S-8 File No. 333-49972, dated November 15, 2000.

    Exhibit 10.12 Executive Deferred Compensation Plan Dated October 17, 2000, but effective November 1, 2000.

    Exhibit 10.13 Line of Credit Agreement

    Exhibit 13 2002 Annual Report
    The following portions of the 2002 Annual Report are incorporated herein by reference:

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

     Exhibit 21 Subsidiaries of Registrant

     Exhibit 23.1 Consent of Independent Certified Public Accountants

     Exhibit 23.2 Notice of Inability to Obtain Consent From Arthur Andersen LLP

     Exhibit 99.1 Section 1350 Certifications

b) Reports on Form 8-K No reports on Form 8-K were filed during the last quarter of 2002.

c) Exhibits The response to this portion of Item 14 is submitted under a separate section of this report.

d)   Financial Statement Schedules None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 28th day of March 2003.

                                    SEACOAST BANKING CORPORATION OF FLORIDA
                                                  (Registrant)


                                    By:  /s/ Dennis S. Hudson, III
                                       ----------------------------------------
                                       Dennis S. Hudson, III
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
                                                                Date

/s/ Dale M. Hudson                                       March 28, 2003
------------------------------
Dale M. Hudson, Chairman of the Board
and Director

/s/ Dennis S. Hudson, III                                March 28, 2003
------------------------------
Dennis S. Hudson, III, President,
Chief Executive Officer and Director

/s/ William R. Hahl                                      March 28, 2003
 -----------------------------
William R. Hahl, Executive Vice President and
Chief Financial Officer

/s/ Jeffrey C. Bruner                                    March 28, 2003
 -----------------------------
Jeffrey C. Bruner, Director

/s/ John H. Crane                                        March 28, 2003
 -----------------------------
John H. Crane, Director

/s/ Evans Crary, Jr.                                     March 28, 2003
 -----------------------------
Evans Crary, Jr., Director

/s/ Christopher E. Fogal                                 March 28, 2003
 -----------------------------
Christopher E. Fogal, Director

/s/ Jeffrey S. Furst                                     March 28, 2003
 -----------------------------
Jeffrey S. Furst, Director

/s/ A. Douglas Gilbert                                   March 28, 2003
 -----------------------------
A. Douglas Gilbert, Director, Senior Executive Vice
President, & Chief Operating & Credit Officer

/s/ Dennis S. Hudson, Jr.                                March 28, 2003
------------------------------
Dennis S. Hudson, Jr., Director

/s/ John R. Santarsiero, Jr.                             March 28, 2003
------------------------------
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.                               March 28, 2003
 -----------------------------
Thomas H. Thurlow, Jr., Director

                                      EX-13
                               2002 ANNUAL REPORT


                              Financial Highlights


(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
                              2002       2001       2000       1999       1998
--------------------------------------------------------------------------------
FOR THE YEAR
Net interest income         $47,422    $45,493    $42,095    $43,089    $40,213
Provision for loan losses         0          0        600        660      1,710
Noninterest income
  Securities gains (losses)     457        915       (12)        309        612
  Other                      16,874     15,108     13,150     12,148     11,775
Noninterest expenses         39,790     38,060     34,877     35,983     35,721
Income before income taxes   24,963     23,456     19,756     18,903     15,169
Provision for income taxes    9,677      9,326      7,668      7,119      5,606
Net income                   15,286     14,130     12,088     11,784      9,563
Core earnings (1)            24,461     22,624     20,459     19,439     16,565

Per share data
Net income
     Diluted                   1.07       0.99       0.84       0.80       0.61
     Basic                     1.10       1.00       0.84       0.81       0.63

Cash dividends declared        0.41        .38       0.35       0.33       0.30
Book value                     7.25       6.70       5.96       5.32       5.29
Dividends to net income       37.30%     37.60%     41.60%     39.80%     47.40%

AT YEAR END
Assets                   $1,281,927 $1,225,964 $1,151,373 $1,081,032 $1,092,230
Securities                  498,459    306,352    204,664    213,654    261,183
Net loans                   681,335    777,993    837,328    771,294    695,207
Deposits                  1,030,540  1,015,154    957,089    905,960    905,202
Shareholders' equity        100,747     93,519     84,263     77,111     78,442

Performance ratios
    Return on average assets   1.26%      1.22%      1.09%      1.11%      0.98%
    Return on average equity  15.75      15.62      14.09      14.64      11.64
Net interest margin (2)        4.13       4.12       4.03       4.34       4.40
Average equity to average
    assets                     7.99       7.78       7.76       7.57       8.39
--------------------------------------------------------------------------------
(1) Income before taxes excluding the provision for loan losses, securities gains (losses) and expenses associated with foreclosed and repossessed asset management and dispositions.
(2)  On a fully taxable equivalent basis.

================================================================================
                                FINANCIAL REVIEW
================================================================================
                    2002 Management's Discussion and Analysis

Net income for 2002 totaled $15,286,000 or $1.07 per share diluted, compared to $14,130,000 or $0.99 per share diluted in 2001 and $12,088,000 or $0.84 per share diluted in 2000. Return on average assets was 1.26 percent and return on average shareholders' equity was 15.75 percent for 2002, compared to 2001's results of 1.22 percent and 15.62 percent, respectively, and 2000's performance of 1.09 percent and 14.09 percent, respectively.

Profits realized from investment securities sold of $457,000 ($281,000 after tax) added $0.02 per share diluted to 2002's results. Earnings in 2001 were impacted favorably by securities gains of $915,000 ($562,000 after tax) or $0.04 per share diluted. Note that earnings per share results for 2002 and prior periods reflect the three-for-one stock split on Common Stock effective July 15, 2002 for shareholders of record on July 1, 2002.

Results of Operations

NET INTEREST INCOME
-------------------

Net interest income (on a fully taxable equivalent basis) for 2002 totaled $47,603,000, $1,890,000 or 4.1 percent higher than for 2001. For 2002, net interest margin increased one basis point to 4.13 percent from 4.12 percent for 2001. Net interest margin fluctuated during 2002, increasing from 4.05 percent for the first quarter to 4.23 percent for the second quarter, and then tapering off to 4.15 percent for the third quarter and 4.02 percent for the fourth quarter.

The yield curve flattened 75-100 basis points in the second half of 2002, lowering long-term mortgage yields. This resulted in accelerated principal repayments of loans and investment securities collateralized by residential properties. These cash flows were reinvested at lower rates and resulted in margin compression. With continued low rates in 2003, it is likely that the Company will experience further margin declines in the range of 6-14 basis points during the first six months of the year. It is believed that sufficient commercial real estate loan fundings will occur during the first half of 2003 to offset further margin declines for the remainder of the year.
--------------------------------------------------------------------------------

TABLE 1 - Condensed Income Statement as a Percent of Average Assets

(Tax equivalent basis)
--------------------------------------------------------------------------------
                             2002     2001      2000
                             ------------------------
Net interest income          3.92%    3.93%     3.83%

Provision for loan losses    0.00     0.00      0.05

Noninterest income
  Securities gains           0.04     0.08      0.00
  Other                      1.39     1.30      1.19

Noninterest expenses         3.28     3.27      3.16
                             ------------------------

Income before income taxes   2.07     2.04      1.81

Provision for income taxes
 including tax equivalent
 adjustment                  0.81     0.82      0.72
                             ------------------------

Net Income                   1.26%    1.22%     1.09%
                             ========================

Since December 2000, the Federal Reserve has been aggressive in reducing short-term interest rates. A 50 basis point reduction in December 2000 and subsequent reductions totaling 400 basis points in 2001 were imposed (125 basis points occurring in the fourth quarter of 2001). An additional 50 basis point reduction occurred in November 2002. The average cost of interest bearing liabilities for all of 2002 decreased 142 basis points to 2.46 percent from a year ago results, with rates for certificates of deposit (CDs) and short-term borrowings (principally composed of low cost sweep repurchase agreements and federal funds purchased) decreasing the most, 162 and 182 basis points, respectively. The average balance for time deposits decreased, $38.3 million to $381.5 million, while short-term borrowings increased $3.4 million to $55.0 million. Also reduced were rates paid on NOW, savings and money market deposits which declined 96, 119 and 80 basis points, respectively, during 2002 compared to a year ago. The average balance for NOW, savings and money market balances (aggregated) increased $61.4 million or 15.4 percent from 2001, and totaled $461.7 million for the year. Average noninterest bearing deposits increased $19.2 million or 12.4 percent to $174.2 million. Lower interest rates, an uncertain economic environment, and turmoil in financial markets have aided growth in low-cost/no cost funding sources as customers sought the stability and safety of bank products. The Company continues to focus on its longstanding strategy of building core customer relationships and tailoring its products and services to satisfy these customers.


TABLE 2 - Changes in Average Earning Assets


                        Increase/(Decrease)             Increase/(Decrease)
(Dollars in thousands)     2002 vs 2001                    2001 vs 2000
--------------------------------------------------------------------------------

Securities
  Taxable               $ 127,227      52.8%            $ 26,818      12.5%

  Nontaxable               (1,583)     (29.9)             (2,234)    (29.7)

Federal funds sold and
 other short term
 investments                  941       3.0               22,950     278.1

Loans, net                (82,157)      9.9               10,664       1.3
                        --------------------------------------------------------
TOTAL                   $  44,428       4.0%            $ 58,198       5.5%
                        ========================================================

Lower interest rates generated higher loan and investment principal prepayments with the funds reinvested in earning assets at lower rates. Therefore the yield on earning assets for 2002 declined 119 basis points to 6.13 percent from 7.32 percent last year. Decreases in the yield on loans of 51 basis points to 7.42 percent, the yield on securities of 173 basis points to 3.92 percent and the yield on federal funds sold of 257 basis points to 1.64 percent were realized in 2002. Average earning assets for 2002 increased $44.4 million or 4.0 percent when compared to 2001. Average loan balances declined $82.2 million to $748.9 million, average investment securities increased $125.6 million to $371.8 million, and average federal funds sold increased $0.9 million to $32.1 million. The decline in loans was principally in residential real estate credits, reflecting the low interest rate environment that provided customers the opportunity to refinance. Consistent with our strategy to generate more fee income, and reduce interest rate risks, these loans were sold servicing released. Activity in the Company's securities portfolio was significant, with maturing securities of $309.4 million and purchases totaling $545.7 million transacted during the year. A flatter yield curve in 2002 increased principal repayments from the Company's fixed rate collateralized mortgage obligation
(CMO) investments. The average duration of the $440.9 million in fixed rate CMOs is relatively short at 1.75 years at December 31, 2002. Cash returned from these investments in the fourth quarter totaled $89.2 million. Should interest rates decline further, monthly cash return could increase to $36 million per month. If the yield curve would become steeper by 50 basis points, cash returned would decrease to approximately $20-25 million per month. Because many of the securities' original purchase prices were above par, the yield on the securities portfolio fluctuates in inverse proportion to the changes in cash flows noted above due to the amortization of the premium. Securities activity reflects an effort to manage excess funding and maintain a stable net interest margin.


TABLE 3 - Rate/Volume Analysis (on a Tax Equivalent Basis)

                                                    2002 vs 2001
                                                  Due to change in:
(Dollars in thousands)          ----------------------------------------------
Amount of increase (decrease)             Volume     Rate       Mix     Total
------------------------------------------------------------------------------
EARNING ASSETS
Securities
  Taxable                               $ 7,120   $(4,141)  $(2,187)  $   792
  Nontaxable                               (126)       (2)        1      (127)
                                ----------------------------------------------
                                          6,994    (4,143)   (2,186)      665

Federal funds sold and
 other short term
 investments                                 39      (802)      (24)     (787)
Loans                                    (6,514)   (4,262)      421   (10,355)
                                ----------------------------------------------
TOTAL EARNING ASSETS                        519    (9,207)   (1,789)  (10,477)

INTEREST BEARING LIABILITIES
NOW                                          59      (561)      (30)     (532)
Savings deposits                             53    (1,726)      (29)   (1,702)
Money market accounts                     1,100    (1,571)     (447)     (918)
Time deposits                            (2,124)   (6,809)      622    (8,311)
                                ----------------------------------------------
                                           (912)  (10,667)      116   (11,463)
Federal funds purchased
 and other short term
 borrowings                                  98      (940)      (62)     (904)
Long term borrowings                          0         0         0         0
                                ----------------------------------------------
TOTAL INTEREST BEARING
 LIABILITIES                               (814)  (11,607)       54   (12,367)
                                ----------------------------------------------
NET INTEREST INCOME                     $ 1,333   $ 2,400   $(1,843)  $ 1,890
                                ==============================================


TABLE 3 - Rate/Volume Analysis (on a Tax Equivalent Basis)- continued -

                                                    2001 vs 2000
                                                  Due to change in:
(Dollars in thousands)          ----------------------------------------------
Amount of increase (decrease)             Volume     Rate       Mix     Total
------------------------------------------------------------------------------
EARNING ASSETS

Securities
  Taxable                               $ 1,666   $(1,314)  $  (165)  $   187
  Nontaxable                               (177)        0         0      (177)
                                ----------------------------------------------
                                          1,489    (1,314)     (165)       10

Federal funds sold and
 other short term
 investments                              1,394      (154)     (428)      812
Loans                                       853      (561)       (7)      285
                                ----------------------------------------------
TOTAL EARNING ASSETS                      3,736    (2,029)     (600)    1,107

INTEREST BEARING LIABILITIES
NOW                                          47       (72)       (3)      (28)
Savings deposits                            258    (1,429)      (84)   (1,255)
Money market accounts                       267      (322)      (22)      (77)
Time deposits                               517      (660)      (15)     (158)
                                ----------------------------------------------
                                          1,089    (2,483)     (124)   (1,518)
Federal funds purchased
 and other short term
 borrowings                                 680      (939)     (312)     (571)
Long term borrowings                       (128)      (17)        1      (144)
                                ----------------------------------------------
TOTAL INTEREST BEARING
 LIABILITIES                              1,641    (3,439)     (435)   (2,233)
                                ----------------------------------------------
NET INTEREST INCOME                     $ 2,095   $ 1,410   $  (165)  $ 3,340
                                ==============================================

The mix of earning assets and interest bearing liabilities has changed since 2001. Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 65.0 percent in 2002 compared to
75.0 percent a year ago, while average securities increased from 22.2 percent to
32.2 percent and average federal funds sold remained the same at 2.8 percent. While total loans did not increase, the Company successfully changed the mix of loans, as commercial and consumer outstandings increased as a percentage of total loans and lower yielding residential loan balances declined (see "Loan Portfolio"). Average CDs (a higher cost component of interest bearing liabilities) as a percentage of interest bearing liabilities decreased to 40.7 percent, compared to 46.0 percent in 2001, reflecting diminished funding requirements and allowing for lower rates to be paid on CDs. Approximately $210 million in CDs will mature in 2003, providing opportunity for these volumes to re-price to lower rates (assuming the Federal Reserve maintains short-term interest rates at existing levels). Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 49.2 percent of interest bearing liabilities, versus 43.9 percent a year ago, favorably affecting deposit mix. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and other borrowings, entirely comprised of Federal Home Loan Bank advances) remained the same at 10.1 percent of interest bearing liabilities.

Net interest income (on a fully tax equivalent  basis)  increased  $3,340,000 or
7.9 percent to $45,713,000 for 2001, compared to a year earlier. For 2001, net interest margin increased to 4.12 percent from 4.03 percent for 2000. During 2001, on a tax equivalent basis, net interest margin improved from 4.10 percent in the first quarter to 4.12 percent in the second quarter, to 4.13 percent in the third quarter, to 4.14 percent in the fourth quarter.

TABLE 4 - Changes in Average Interest Bearing Liabilities


                                Increase/(Decrease)       Increase/(Decrease)
(Dollars in thousands)              2002 vs 2001              2001 vs 2000
--------------------------------------------------------------------------------
NOW                              $ 3,097       5.3%         $ 2,320       4.2%

Savings deposits                   2,458       1.7            8,084       5.9

Money market
 accounts                         55,907      28.4           12,454       6.8

Time deposits                    (38,335)     (9.1)           9,062       2.2

Federal funds
 purchased and
 other short term
 borrowings                        3,412       6.6           12,868      33.2

Other borrowings                       0         0           (1,975)     (4.7)
                               -----------------------------------------------
TOTAL                            $26,539       2.9%         $42,813       4.9%
                               ===============================================

In 2001 the cost of interest  bearing  liabilities  declined 45 basis  points to
3.88 percent from the prior year. The rates for NOW, savings, money market accounts, CDs, and short-term borrowings declined 13, 104, 17, 16, and 243 basis points, respectively. The rate for NOW accounts decreased less than what might be expected as a result of the growth in balances in a product called Investor NOW. The rate paid on this product is indexed to third party mutual funds for balances in excess of $100,000. Average outstanding balances for this account during 2001 increased to $28.9 million from $5.1 million a year earlier. Another NOW account, Money Manager, also pays a premium rate and the average balance for this account increased $8.8 million during 2001, versus 2000.

Lower interest rates significantly impacted prepayment of loans and investments in 2001. These funds and funds from deposit increases had to be invested in earning assets at lower rates. The yield on earning assets for 2001 decreased 30 basis points to 7.32 percent, compared to one year earlier. The yield on loans declined 7 basis points to 7.93 percent, the yield on securities decreased 62 basis points to 5.65 percent, and the yield on federal funds sold declined 186 basis points to 4.21 percent. Average earning assets increased $58.2 million or
5.5 percent during 2001, with increases of $24.5 million to $246.2 million in securities, $10.7 million to $831.1 million in loans, and $23.0 million to $31.2 million in federal funds sold.

The mix of earning assets, deposits and other interest bearing liabilities had a positive impact on the margin during 2001. Average loans (the highest yielding component of earning assets) as a percentage of earning assets decreased from
78.1 percent to 75.0 percent from prior year,  while  securities  increased from
21.1 percent to 22.2 percent and federal funds sold increased from 0.8 percent to 2.8 percent. Consumer and commercial volumes increased as a percentage of total loans while residential loan balances declined, a favorable change. Average CDs (a higher cost component of interest bearing liabilities) as a percentage of interest bearing liabilities decreased to 46.0 percent from 47.3 percent in 2000. As in 2002, lower loan growth in 2001 diminished funding requirements, thereby allowing for lower rates to be paid for CDs. Early in 2001 management concluded that interest rates would continue to decrease. Therefore, short three to five month CDs were marketed so that they could be re-priced at lower rates. Lower cost core interest bearing deposits (average NOW, savings and money market deposits) grew $22.9 million or 6.1 percent to $400.3 million and average noninterest bearing demand deposits grew $10.6 million or 7.4 percent to $155.0 million, favorably affecting the Company's deposit mix. Borrowings (including federal funds purchased, sweep repurchase agreements with customers and other borrowings, entirely comprised of Federal Home Loan Bank advances) increased to 10.1 percent of interest bearing liabilities from 9.3 percent in 2000, reflecting an increase in the balances maintained by customers utilizing sweep arrangements.

Proceeds from securities sales totaled $154.0 million during 2001 and purchases totaled $350.4 million. Activity in the first quarter of 2001 ($65.9 million in sales and $106.1 million in purchases) reflected a restructuring effort to maximize earnings in the declining rate environment. In the second quarter of 2001 $69.1 million in sales and $65.9 million in purchases were transacted, with $58.8 million in sales transacted in late June, in part to meet seasonal liquidity, but to also position the Company to benefit from possible future interest rate increases. No sales occurred in the third quarter of 2001, but of the $70.8 million in purchase transacted, $30.2 million was invested in floating rate securities based on the expectation (prior to the terrorist event on September 11, 2001) that further interest rate reductions by the Fed would be on hold. Sales in the fourth quarter of 2001 totaling $19.0 million were transacted to realize appreciation on securities that management believed had reached their maximum potential total return, and securities of $107.6 million were acquired with durations ranging from 0.4 years to 3.3 years.

PROVISION FOR LOAN LOSSES
-------------------------

No provisioning was recorded in 2002 nor in 2001, reflecting the Company's credit quality, low net charge-offs and nonperforming assets, and slower loan growth. A provision of $600,000 was recorded in 2000. Net charge-offs totaled $208,000 or 0.03 percent of average loans for 2002, compared to net charge-offs of $184,000 or 0.02 percent of average loans for 2001, and $252,000 or 0.03 percent of average loans for 2000. These ratios are better than the banking industry as a whole.


TABLE 5 - Three Year Summary
Average Balances, Interest Income and Expenses, Yields and Rates (1)


(Dollars in thousands)                2002
---------------------------------------------------
                           Average           Yield/
                           Balance Interest  Rate
                          -------------------------
EARNING ASSETS

Securities

  Taxable                $368,141  $14,274   3.88%

  Nontaxable                3,704      292   7.88
                         -------------------------
                          371,845   14,566   3.92

Federal funds sold and
  other short term
    investments            32,142      526   1.64

Loans (2)                 748,936   55,546   7.42
                        --------------------------
TOTAL EARNING ASSETS    1,152,923   70,638   6.13

Allowance for loan
  losses                   (6,895)
Cash and due from
  banks                    39,886

Bank premises and
  equipment                15,456

Other assets               13,096
                       ---------------------------
                       $1,214,466
                       ===========================

INTEREST BEARING LIABILITIES

NOW                       $61,343   $  575   0.94%

Savings deposits          147,889    1,423   0.96

Money market
  accounts                252,517    2,949   1.17

Time deposits             381,466   14,949   3.92

Federal funds
  purchased and
  other short
  term borrowings          55,015      573   1.04

Other borrowings           40,000    2,566   6.42
                         ------------------------
TOTAL INTEREST
BEARING LIABILITIES       938,230   23,035   2.46


Demand deposits           174,154

Other liabilities           5,010
                       --------------------------
                        1,117,394
Shareholders'
  equity                   97,072
                       --------------------------
                       $1,214,466
                       ==========================
Interest expense
  as % of earning
  assets                                     2.00%
Net interest
  income/yield on
  earning assets                   $47,603   4.13%
                       ===========================


TABLE 5 - Three Year Summary - continued -
Average Balances, Interest Income and Expenses, Yields and Rates (1)


(Dollars in thousands)             2001
--------------------------------------------------
                        Average             Yield/
                        Balance   Interest   Rate
                        --------------------------
EARNING ASSETS

Securities
  Taxable               $240,914   $13,482   5.60%

  Nontaxable               5,287       419   7.93
                        --------------------------
                         246,201    13,901   5.65

Federal funds
  sold and other
  short term
  investments             31,201     1,313   4.21

Loans (2)                831,093    65,901   7.93
                       ---------------------------
TOTAL EARNING ASSETS   1,108,495    81,115   7.32

Allowance for loan
  losses                  (7,187)

Cash and due from
  banks                   31,138

Bank premises and
  equipment               16,057

Other assets              13,945
                      ----------------------------
                      $1,162,448
                      ============================

INTEREST BEARING LIABILITIES

NOW                      $58,246    $1,107   1.90%

Savings deposits         145,431     3,125   2.15

Money market
  accounts               196,610     3,867   1.97

Time deposits            419,801    23,260   5.54
Federal funds
  purchased and
  other short
  term borrowings         51,603     1,477   2.86

Other borrowings          40,000     2,566   6.42
                       ---------------------------
TOTAL INTEREST
BEARING LIABILITIES      911,691    35,402   3.88

Demand deposits          154,990

Other liabilities          5,285
                       ---------------------------
                       1,071,966
Shareholders'
  equity                  90,482
                      ----------------------------
                      $1,162,448
                      ============================
Interest expense
  as % of earning                            3.19%
  assets

Net interest
  income/yield on
  earning assets                   $45,713   4.12%
                      ============================

TABLE 5 - Three Year Summary - continued -
Average Balances, Interest Income and Expenses, Yields and Rates (1)


(Dollars in thousands)               2000
---------------------------------------------------
                          Average           Yield/
                          Balance  Interest  Rate
                         --------------------------
EARNING ASSETS

Securities

 Taxable                 $214,096  $13,295    6.21%

 Non Taxable                7,521      596    7.92
                         --------------------------
                          221,617   13,891    6.27
Federal funds
  sold and other
  short term
  investments               8,251      501    6.07

Loans (2)                 820,429   65,616    8.00
                        --------------------------

TOTAL EARNING ASSETS    1,050,297   80,008    7.62

Allowance for loan
  losses                   (7,099)

Cash and due from
  banks                    30,258

Bank premises and
  equipment                17,024

Other assets               14,300
                       ---------------------------
                       $1,104,780
                       ===========================

INTEREST BEARING LIABILITIES

NOW                       $55,926   $1,135    2.03%

Savings deposits          137,347    4,380    3.19

Money market
  accounts                184,156    3,944    2.14

Time deposits             410,739   23,418    5.70

Federal funds
  purchased and
  other short
  term borrowings          38,735    2,048    5.29

Other borrowings           41,975    2,710    6.46
                       ---------------------------
TOTAL INTEREST
BEARING LIABILITIES       868,878   37,635    4.33

Demand deposits           144,362

Other liabilities           5,774
                       ---------------------------
                        1,019,014
Shareholders'
  equity                   85,766
                       ---------------------------
                       $1,104,780
                       ===========================
Interest expense
  as % of earning
  assets                                      3.58%
Net interest
  income/yield on
  earning assets                  $42,373     4.03%
                       ===========================

--------------------------------------------------------------------------------
(1)  The tax equivalent adjustment is based on a 34% tax rate.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.


The Company's loan portfolio mix has been changing (see "Table 9 - Loans Outstanding"). The Company intends to continue to vary its loan portfolio mix by emphasizing higher yield commercial and consumer credits while reducing its exposure to 1-4 family lower yield residential loans. These changes may result in loan loss provisions should the increased exposure result in greater inherent losses in the loan portfolio. Besides loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity. Management believes that its credit granting process contains a disciplined approach that mitigates this risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during economic slowdowns.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan classification, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise (see "Nonperforming Assets" and "Allowance for Loan Losses").


NONINTEREST INCOME
-------------------

Table 6 shows noninterest income for the years indicated.

Noninterest income, excluding gains and losses from securities sales, totaled $16,874,000 for 2002, an increase of $1,766,000 or 11.7 percent from a year ago. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 26.2 percent of operating revenue, compared to
24.9 percent last year and 23.8 percent in 2000.

Market turmoil began in late 2000 and carried through into 2001 affecting brokerage revenues with consumers shifting from the purchase of investment products to more conservative deposit products. Revenues rebounded somewhat in 2002 with brokerage commissions and fees increasing $240,000 or 13.3 percent year over year. However, trust income was lower for 2002, declining $320,000 or
12.8 percent compared to last year. While financial markets improved recently they are more likely to remain troubled. Even so, as demonstrated by 2002's results, the Company believes it can be successful in its efforts to expand its customer relationships through sales of investment management and brokerage products, including insurance.

The Company is among the leaders in the production of residential mortgage loans in its market. Beginning in late 2000, the Company began producing loans for third party permanent investors to generate additional fee income and to better manage interest rate risks. In 2002, residential loan production totaled $194 million and resulted in mortgage banking revenue of $3,364,000, an increase of $908,000 or 37.0 percent compared to a year earlier. Mortgage banking revenue for 2002 would have been higher if not for the addition of $100,000 to the valuation allowance for mortgage servicing rights. Mortgage banking revenues are partially dependent upon favorable interest rates, as well as, good overall economic conditions. Both have been favorable in 2002. The Company expects to derive further revenue growth in the future by increasing its market penetration, market expansion and expanding the sources of fees collected from this business. In August 2002, the Company opened a loan production office in Northern Palm Beach County and added three loan originators. The expansion into the fast growing Palm Beach market (Florida's top wealth market, expected to grow at over 20 percent over the next ten years) is expected to generate additional loan production and support ongoing increases in mortgage banking fees should the interest rate and economic environment remain favorable. Residential loans are processed by commissioned originators, as well as the Company's branch personnel.

Greater usage of check cards during 2002 by core deposit customers and an increased cardholder base increased interchange income to $980,000, an increase of $245,000 or 33.3 percent from the prior year. Other deposit based electronic funds transfer (EFT) fees increased $64,000 or 20.5 percent to $376,000. Service charges on deposits decreased slightly, by 0.1 percent year over year to $5,105,000.

Revenues from the sale of marine loans totaled $1,408,000 for 2002, an increase of $665,000 or 89.5 percent from a year ago. The Company's marine financing division (Seacoast Marine Finance) produced $92.3 million in luxury yacht loans in 2002 compared to $72.5 million in 2001. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida, with personnel in Florida, Texas and California. The Company announced in November 2002 a geographic expansion of its marine finance division with the addition of key personnel in California to serve the western marine markets. Their contribution to revenues since their addition totaled approximately $340,000 for the year.

Noninterest income, excluding gains and losses from securities sales, totaled $15,108,000 for 2001, an increase of $1,958,000 or 14.9 percent from 2000.

In 2001 brokerage revenue decreased $616,000 or 25.4 percent to $1,805,000. Trust income was lower as well, declining $207,000 or 7.7 percent year over year to $2,497,000. Market turmoil affected revenues significantly in 2001, with consumers shifting from the purchase of investment products to more conservative deposit products. Mortgage banking fees from loan sales totaled $1.7 million in 2001 and total fees earned from this business totaled $2,456,000, a 219.0 percent increase over year 2000. Significantly lower interest rates in 2001 were partially responsible for loan production increasing from $90 million in 2000 to $155 million in 2001. Also, the Company utilized correspondent lenders whose mortgage programs allowed for attractive rates and increased the Company's market share. Higher usage of check cards increased interchange income to $735,000 in 2001, an increase of $307,000 or 71.7 percent. Other deposit based EFT fees increased as well, by $85,000 or 37.4 percent to $312,000. Service charges on deposits increased $245,000 or 5.0 percent to $5,110,000, largely due to an increasing core deposit base from which to derive fees and greater analysis fees collected from commercial customers as earnings credits declined in the lower interest rate environment in 2001. The marine financing division produced $72.5 million in loans, up $30.0 million year over year while adding $26.4 million in marine assets to the loan portfolio and generating $743,000 in fees from the sale of out of market loans, a $382,000 or 105.8 percent increase year over year.

Proceeds from the sale of securities in 2002 totaled $38,131,000 with net gains of $457,000 recognized. Proceeds from sales of securities in 2001 totaled $154,018,000 and resulted in net gains of $915,000. Proceeds from sales of securities in 2000 totaled $10,203,000, including net losses of $12,000. Sales in 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return. Sales of investments in 2001 were transacted to restructure the portfolio for the new declining interest rate environment, to manage seasonal funding declines, and in mid-to-late 2001 to position the Company for possible future interest rate increases.


TABLE 6 - Noninterest Income

                               Year Ended                   % Change
                         ----------------------------------------------
(Dollars in thousands)     2002    2001    2000           02/01   01/00
-----------------------------------------------------------------------
Service charges
 on deposit
 accounts                $5,105  $5,110  $4,865           (0.1)%  5.0%

Trust fees                2,177   2,497   2,704          (12.8)  (7.7)

Mortgage banking fees     3,364   2,456     770           37.0  219.0

Brokerage commissions
 and fees                 2,045   1,805   2,421           13.3  (25.4)

Marine finance fees       1,408     743     361           89.5  105.8

Debit card income           980     735     428           33.3   71.7

Other deposit based
 EFT fees                   376     312     227           20.5   37.4

Other                     1,419   1,450   1,374           (2.1)   5.5
                        ----------------------------------------------
                         16,874  15,108  13,150           11.7   14.9
Securities
  gains(losses)             457     915    (12)          (50.1)   n/m
                        ----------------------------------------------
TOTAL                   $17,331 $16,023 $13,138            8.2%  22.0%
                        ==============================================

n/m = not meaningful
--------------------------------------------------------------------------------

NONINTEREST EXPENSES
--------------------

Table 7 shows the Company's noninterest expenses for the years indicated.

When compared to 2001,  noninterest expenses for 2002 increased by $1,730,000 or
4.5 percent to $39,790,000. The Company's overhead ratio has decreased over the last several years. For 2002, the ratio is 61.7 percent, versus 62.6 percent a year ago.

Salaries and wages increased $985,000 or 6.7 percent in 2002 to $15,761,000, compared to prior year, with base salaries increasing $1,066,000 or 8.4 percent and commissions $79,000 or 6.0 percent higher. Partially offsetting was a decline of $85,000 in temporary services and a higher deferral of loan origination costs of $103,000. The increase in base salaries and commissions included $38,000 for staff at the Company's new branch location at a WalMart in Port St. Lucie, Florida, opened in October of this year, $39,000 for the full-year impact of the WalMart branch in Ft. Pierce, Florida, opened in mid-2001, $97,000 for commercial and residential lending personnel at the Jupiter loan production office opened in August 2002, and $68,000 for additional commercial lending personnel at the Company's Ft. Pierce location. Employee benefits increased $438,000 or 11.3 percent to $4,304,000 from 2001, the primary cause being higher group health insurance costs, up $280,000 year over year, but also due to profit sharing and payroll taxes that were higher as well, increasing $95,000 and $58,000, respectively.

Outsourced data processing costs totaled $4,795,000 for 2002, an increase of $327,000 or 7.3 percent from a year ago. Of this increase, higher costs associated with the Company's core data processing service provider of $168,000, software maintenance of $55,000, merchant credit card processing costs of $58,000, and check card processing fees of $33,000 were recorded. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular and the number of customer accounts increases.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, decreased $194,000 to $5,354,000 in 2002, versus last year. Depreciation for furniture and equipment was $143,000 lower and lease payments on bank premises declined $42,000.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $128,000 or 6.7 percent to $2,036,000 when compared to a year ago. Of the increase, $76,000 was directly related to public relations activities.

Legal and professional costs increased $308,000 or 25.0 percent to $1,538,000 when compared to 2001, primarily a result of legal costs related to advice concerning the formation of a registered investment advisor, and the change in capital structure (eliminating the Company's Class B Common Stock) approved by shareholders in April 2002.

Amortization of goodwill and other intangibles declined $300,000 or 54.3 percent to $252,000 year over year, entirely due to a change in accounting. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized as of January 1, 2002 (see "Note A - Significant Accounting Policies").

Other expenses increased just 0.8 percent to $5,577,000, and included costs associated with foreclosed and repossessed asset management and disposition that were nominal, a reflection of low nonperforming asset balances (see "Table 13 - Nonperforming Assets") in 2002.

Although noninterest expenses increased by $3,183,000 or 9.1 percent to $38,060,000 in 2001 compared to 2000, a disciplined control of expenses was maintained. Salaries, wages and benefits increased $2,388,000 or 14.7 percent year over year, mostly due to higher commissions and incentive compensation related to the significantly improved performance. Also impacting salaries, wages and benefits, group health insurance costs were $307,000 or 26.8 percent higher and temporary services were higher by $129,000, principally in data processing and loan operations. Base salaries increased $798,000 or 6.7 percent, with staffing on a full-time equivalent basis increasing by eighteen from year-end 2000 to December 31, 2001, including additional staff at the Company's newest branch location at a WalMart store in Ft. Pierce. All other overhead expenses increased $795,000 or 4.3 percent.

Outsourced data processing costs were $362,000 or 8.8 percent higher, totaling $4,468,000. Of the increase, higher costs associated with the Company's core data processing service provider of $100,000, software licensing and maintenance of $102,000, and automatic teller machine (ATM) switch and transaction processing of $91,000 were recorded.

Marketing expenses increased by $191,000 or 11.1 percent to $1,908,000 for 2001, compared to 2000. Of the increase, $62,000 was for higher sales promotion costs, $41,000 for direct mail campaigns and $30,000 for local community support.

TABLE 7 - Noninterest Expenses


                                        Year Ended                 % Change
                                 ---------------------------------------------
(Dollars in thousands)            2002      2001      2000        02/01  01/00
------------------------------------------------------------------------------
Salaries and wages             $15,761   $14,776   $13,077         6.7%  13.0%
Employee benefits                4,304     3,866     3,177        11.3   21.7
Outsourced data processing
  costs                          4,795     4,468     4,106         7.3    8.8
Occupancy                        3,365     3,358     3,343         0.2    0.5
Furniture and equipment          1,989     2,190     2,108        (9.2)   3.9
Marketing                        2,036     1,908     1,717         6.7   11.1
Legal and professional fees      1,538     1,230     1,177        25.0    4.5
FDIC assessments                   173       177       184        (2.3)  (3.8)
Amortization of intangibles        252       552       636       (54.3) (13.2)
Other                            5,577     5,535     5,352         0.8    3.4
                                 ---------------------------------------------
TOTAL                           $39,790  $38,060   $34,877         4.5%   9.1%
                                ==============================================

INCOME TAXES
------------

Income taxes as a percentage  of income before taxes were 38.8 percent for 2002,
39.8 percent for 2001, and 38.8 percent for 2000. The decline in rate from 2001 to 2002 reflects lower state income taxes, the result of a decline in apportionment factors attributable to taxable income for the State of Florida. The increase in rate in 2001 compared to 2000 can be attributed to higher state income taxes, a result of lower tax credit, lower tax exempt income, and the Company's effective federal tax rate increasing due to adjusted income before taxes exceeding $18 million.

The Company has deferred tax assets, for which no valuation allowance is required, because the majority of the asset is deemed to be temporary and sufficient taxable income exists in the carry-back years to recover the asset.


FINANCIAL CONDITION
-------------------

Total assets increased $55,333,000 or 4.5 percent to $1,281,297,000 in 2002, after increasing $74,591,000 or 6.5 percent to $1,225,964,000 in 2001.


CAPITAL RESOURCES
-----------------

Table 8 summarizes the Company's capital position and selected ratios. The Company's ratio of shareholders' equity to period end total assets was 7.86 percent at December 31, 2002, compared with 7.63 percent one year earlier. The Company manages the size of equity through a program of share repurchases of its outstanding Common Stock. A total of 660,000 stock option shares are outstanding, of which 646,000 are exercisable; during 2002, 69,000 shares were exercised (see "Note H - Employee Benefits"). In treasury stock at December 31, 2002, there were 1,659,377 shares totaling $18,578,000, compared to 1,588,557 shares or $17,239,000 a year ago.


TABLE 8 - Capital Resources
                                            At December 31
                             -----------------------------------
(Dollars in thousands)              2002       2001        2000
----------------------------------------------------------------
TIER 1 CAPITAL
  Common stock                  $  1,555   $  1,555    $  1,555
  Additional paid in capital      26,994     26,887      26,794
  Retained earnings               89,960     80,886      72,562
  Treasury stock                 (18,578)   (17,239)    (14,470)
  Valuation allowance                (15)       (12)       (173)
  Intangibles                     (2,840)    (2,976)     (3,432)
                             -----------------------------------
TOTAL TIER 1 CAPITAL              97,076     89,101      82,836

TIER 2 CAPITAL
  Allowance for loan losses,
   as limited                      6,826      7,034       7,218
                             ----------------------------------
TOTAL TIER 2 CAPITAL               6,826      7,034       7,218
                             ----------------------------------
TOTAL RISK-BASED CAPITAL        $103,902   $ 96,135    $ 90,054
                             ==================================
Risk weighted assets            $754,045   $760,640    $741,590
                             ==================================

Tier 1 risk based capital
 ratio                             12.87%     11.71%      11.17%

Total risk based capital ratio     13.77      12.64       12.14

    Regulatory minimum              8.00       8.00        8.00

Tier 1 capital to adjusted
 total assets                       7.99       7.49        7.44

     Regulatory minimum             4.00       4.00        4.00

Shareholders' equity to assets      7.86       7.63        7.32

Average shareholders' equity
 to average total assets            7.99       7.78        7.76


LOAN PORTFOLIO
--------------

Table 9 shows total loans (net of unearned income) by category outstanding at the indicated dates.

Total loans (net of unearned income and excluding the allowance for loan losses) were $688,161,000 at December 31, 2002, $96,866,000 or 12.3 percent less than at
December 31, 2001.

During 2002, $137.5 million in fixed rate residential mortgage loans were sold compared to $97.2 million during 2001. The Company also sold $81.1 million in marine loans (generated by Seacoast Marine Finance), compared to $46.1 million in 2001. The loan sales are without recourse. In addition, the loan portfolio experienced higher prepayments as a result of the yield curve flattening in the second half of the year, producing lower long-term interest rates in 2002.


TABLE 9 - Loans Outstanding

                                                At December 31
                       ------------------------------------------------------
(In thousands)                 2002       2001       2000      1999      1998
-----------------------------------------------------------------------------

Real estate mortgage       $478,123   $574,585   $671,424  $623,472  $574,895
Construction and
  land development           77,909     70,630     42,633    42,899    22,877

Commercial and financial     40,491     36,617     39,465    33,119    31,908

Installment loans to
 individuals                 91,307    102,760     90,744    78,013    71,506

Other loans                     331        435        280       661       364
                       ------------------------------------------------------
TOTAL                      $688,161   $785,027   $844,546  $778,164  $701,550
                       ======================================================


At December 31, 2002, the Company's mortgage loan balances secured by residential properties amounted to $266,519,000 or 38.7 percent of total loans (versus $363,120,000 or 46.3 percent a year ago). The next largest concentration was loans secured by commercial real estate. The Company's commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors, with high net worth that serve as secondary sources for repayment. At December 31, 2002, the Company had funded commercial real estate loans totaling $253.8 million, compared to $255.1 million a year ago. This amount and unfunded commitments for commercial real estate loans were comprised of the following types of loans:


(In millions)                        Funded      Unfunded     Total
-----------------------------------------------------------------------

Office buildings                     $  38.2     $   0.1      $  38.3
Retail trade                            31.5         2.4         33.9
Land development                        36.3        25.4         61.7
Industrial                              27.6         0.2         27.8
Healthcare                              26.1         6.7         32.8
Churches and educational facilities     13.6         0.2         13.8
Recreation                              11.8         0.5         12.3
Multifamily                              5.8         4.5         10.3
Mobile home parks                        4.0          --          4.0
Land                                     5.6         1.6          7.2
Lodging                                  3.4          --          3.4
Restaurant                               3.1         0.1          3.2
Miscellaneous                           46.8         1.1         47.9
                                 ---------------------------------------
TOTAL                                 $253.8     $  42.8      $ 296.6
                                 =======================================


Loans and commitments for one-to-four family residential properties and commercial real estate are generally secured with first mortgages on property, with the loan to fair value of the property not exceeding 80 percent on the date the loan is made. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $91,307,000 (versus $102,760,000 a year ago), real estate construction loans totaling $11,800,000 secured by residential properties and residential lot loans (for private and investor purposes) totaling $12,271,000.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors. Therefore, real estate mortgage lending is an important component of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities, when possible. At December 31, 2002, approximately $106 million or 40 percent of the Company's residential mortgage loan balances were adjustable, compared to $139 million or 38 percent a year ago.

Of the approximate $194 million of new residential loans originated in 2002 ($137.5 million were sold), $39 million were adjustable and $155 million were fixed rate. Loans secured by residential properties having fixed rates totaled approximately $160 million at December 31, 2002, of which 15- and 30-year mortgages total approximately $68 million and $51 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.

The Company's historical charge-offs for residential loans has been low. For 2002, net recoveries totaling $22,000 were recorded. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market, especially given the area's large percentage of retired persons.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $88 million and $111 million, respectively, at December 31, 2002, compared to $111 million and $89 million, respectively, a year ago.

Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses typically are smaller, often have short operating histories and do not have the sophisticated record keeping systems of larger entities. Most of such loans are secured by real estate used by such businesses, although certain lines are unsecured. Such loans are subject to the risks inherent to lending to small to medium sized businesses including the effects of a sluggish local economy, possible business failure, and insufficient cash flows. The Company's commercial loan portfolio totaled $40,491,000 at December 31, 2002, compared to $36,617,000 at December 31, 2001.


TABLE 10 - Loan Maturity Distribution

                                     At December 31, 2002
                          --------------------------------------
                            Commercial,    Construction
                            Financial and    and Land
(In thousands)              Agricultural    Development      Total
-----------------------------------------------------------------
In one year or less           $12,449        $68,311       $80,760

After one year but
 within five years:
 Interest rates are
  floating or
  adjustable                    3,633          9,353        12,986

 Interest rates are fixed      13,299              0        13,299

In five years or more:
 Interest rates are
  floating or
  adjustable                    2,717              0         2,717

 Interest rates are fixed       8,393            245         8,638
                              ------------------------------------
TOTAL                         $40,491        $77,909      $118,400
                              ====================================

The Company makes a variety of consumer loans, including installment loans, loans for automobiles, boats, home improvements, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles. Most consumer loans are secured.

Second mortgage loans and home equity lines are extended by the Company. No negative amortization loans or lines are offered at the present time. Terms of second mortgage loans include fixed rates for up to 10 years on smaller loans of $30,000 or less. Such loans are sometimes made for larger amounts with fixed rates, but balloon payments upon maturity, not exceeding five years.

At December 31, 2001, the Company's mortgage loan balances secured by residential properties amounted to $363,120,000 or 46.3 percent of total loans. The next largest concentration was loans secured by commercial real estate totaling $255.1 million. The Company was also a creditor for consumer loans to individual customers (primarily secured by motor vehicles) totaling $102,760,000 and real estate construction loans totaling $15.6 million that were secured by residential properties.

Loans secured by residential properties having fixed rates totaled approximately $224 million at December 31, 2001, of which 15- and 30-year mortgages totaled approximately $97 million and $85 million, respectively. Again, remaining fixed rate balances were comprised of home improvement loans with maturities less than 10 years.

ALLOWANCE FOR LOAN LOSSES
-------------------------

Table 11 provides certain information concerning the Company's allowance for loan losses for the years indicated.

The allowance for loan losses totaled $6,826,000 at December 31, 2002, $208,000 lower than one year earlier. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 303.5 percent at December 31, 2002, compared to 290.3 percent at December 31, 2001. The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth. The allowance as a percent of loans outstanding increased slightly from 0.90 percent to 0.99 percent during 2002. The resulting allowance is reflective of the Company's subsidiary bank's favorable and consistent delinquency trends, its historical loss performance, an increase in riskier commercial and commercial real estate loans and the decline in total loans outstanding over the last twelve months. These performance results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff. In 2002, net charge-offs totaled $208,000, compared to $184,000 a year ago.


TABLE 11 - Summary of Loan Loss Experience

                                                Year Ended December 31
                              --------------------------------------------------
(Dollars in thousands)            2002      2001      2000      1999      1998
--------------------------------------------------------------------------------
Beginning balance               $7,034    $7,218    $6,870    $6,343    $5,363

Provision for loan losses            0         0       600       660     1,170

  Charge offs:
    Commercial and
      financial                    152        32        98         2       112
    Consumer                       371       395       432       458       901
    Commercial real estate           6        27        35        46       137
    Residential real estate          2         2        78       120        42
                              -------------------------------------------------
TOTAL CHARGE OFFS                  531       456       643       626     1,192

  Recoveries:
    Commercial and
      financial                     36        54        93       111       117
    Consumer                       261       182       226       230       211
    Commercial real estate           2        22        39       136       109
    Residential real estate         24        14        33        16        25
                              --------------------------------------------------
TOTAL RECOVERIES                   323       272       391       493       462
                              --------------------------------------------------
Net loan charge offs               208       184       252       133       730
                              --------------------------------------------------
ENDING BALANCE                  $6,826    $7,034    $7,218    $6,870    $6,343
                              ==================================================

Loans outstanding at end of
 year*                        $688,161  $785,027  $844,546  $778,164  $701,550

Ratio of allowance for loan
 losses to loans outstanding
 at end of year                  0.99%     0.90%     0.85%     0.88%     0.90%

Daily average loans
 outstanding*                 $748,936  $831,093  $820,429  $743,010  $669,417

Ratio of net charge offs to
 average loans outstanding       0.03%     0.02%     0.03%     0.02%     0.11%
-------------------------------------------------------------------------------
* Net of unearned income.


Table 12 summarizes the Company's allocation of the allowance for loan losses to each type of loan and information regarding the composition of the loan portfolio at the dates indicated.

The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. In its continuing evaluation of the allowance and its adequacy, management considers, among other factors, the Company's and peer bank's loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, and the values of certain loan collateral, and other assets. The size of the allowance also reflects the large amount of permanent residential loans held by the Company whose historical charge offs and delinquencies have been superior by any comparison.

Concentration of credit risk, discussed under "Loan Portfolio" of this discussion and analysis, also impacts the level of the allowance. Concentrations typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At December 31, 2002, the Company had $556 million in loans secured by real estate, representing 80.8 percent of total loans, down slightly from 82.1 percent at December 31, 2001. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.


TABLE 12 - Allowance for Loan Losses
                                        At December 31
                        --------------------------------------------
(Dollars in thousands)  2002      2001      2000      1999      1998
--------------------------------------------------------------------
ALLOCATION BY LOAN TYPE

Commercial and
  financial loans     $  850    $  738    $  844    $  677    $  576

Real estate loans      4,745     4,924     4,970     4,913     4,464

Installment loans      1,231     1,372     1,404     1,280     1,303
                      ----------------------------------------------
TOTAL                 $6,826    $7,034    $7,218    $6,870    $6,343
                      ==============================================

YEAR END LOAN TYPES AS A
PERCENT OF TOTAL LOANS
Commercial and
  financial loans        5.9%      4.7%      4.7%      4.3%      4.6%

Real estate loans       80.8      82.1      84.6      85.6      85.3

Installment loans       13.3      13.2      10.7      10.1      10.1
                       ----------------------------------------------
TOTAL                  100.0%    100.0%    100.0%    100.0%    100.0%
                       ==============================================

While it is the Company's policy to charge-off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy as well as conditions affecting individual borrowers, management's judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

At year-end 2002, the Company's allowance for loan losses equated to 10.6 times average charge-offs for the last three years. In contrast, the allowance equated to approximately two times charge-offs in the early 1990's when Florida experienced a real estate economic decline. In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.

NONPERFORMING ASSETS
--------------------

Of the $2,241,000 reported in nonaccrual loans at December 31, 2002, 75 percent is secured with real estate. In addition, nonaccrual loans totaling $1,807,000 at December 31, 2002 were performing, however the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain and has placed such loans on nonaccrual status. Management does not expect significant losses, for which an allowance for loan losses has not been provided, associated with the ultimate realization of these assets. Other real estate owned at December 31, 2002 was comprised of two properties, totaling $8,000.

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


TABLE 13 - Nonperforming Assets

                                                At December 31
                               ------------------------------------------
(Dollars in thousands)           2002     2001     2000     1999     1998
-------------------------------------------------------------------------
Nonaccrual loans (1)           $2,241   $2,423   $2,099   $2,407   $2,418
Renegotiated loans                  0        0        0        0        0
Other real estate owned             8      119      346      339      288
                               ------------------------------------------
TOTAL NONPERFORMING ASSETS     $2,249   $2,542   $2,445   $2,746   $2,706
                               ==========================================
Amount of loans outstanding
 at end of year (2)          $688,161 $785,072 $844,546 $778,164 $701,550
Ratio of total nonperforming
 assets to loans outstanding
 and other real estate owned
 at end of period               0.33%    0.32%    0.29%    0.35%    0.39%
Accruing loans past due
 90 days or more                 $  0     $134     $108     $498     $329
--------------------------------------------------------------------------------
(1) Interest income that could have been recorded during 2002 related to nonaccrual loans was $316, none of which was included in interest income or net income. All nonaccrual loans are secured.
(2) Net of unearned income.


LIQUIDITY MANAGEMENT
--------------------

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, investment securities held for sale and federal funds sold. The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury securities and securities of United States Government agencies and corporations not pledged to secure public deposits or trust funds. At December 31, 2002, the Company had available lines of credit of $97 million. At December 31, 2002, the Company had $391 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At December 31, 2001, the amount of securities available and not pledged was $186 million.

Liquidity, as measured in the form of cash and cash equivalents, totaled $49,822,000 at December 31, 2002, compared to $92,114,000 at December 31, 2001.
Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's investment securities portfolio and loan portfolio. The Company believes its liquidity to be strong and stable.

DEPOSITS AND BORROWINGS
-----------------------

Total deposits increased $15,386,000 or 1.5 percent to $1,030,540,000 at December 31, 2002, compared to one year earlier. In comparison to 2000, deposits increased $58,065,000 or 6.1 percent in 2001 to $1,015,154,000. Certificates of deposit decreased $25,757,000 or 6.5 percent to $373,040,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $28,747,000 or 6.5 percent to $472,976,000, and noninterest bearing demand deposits increased $12,396,000 or 7.2 percent to $184,524,000. Lower interest rates, an uncertain economic environment, and turmoil in financial markets have aided growth in deposits as customers seek the stability and safety of bank products. The Company's marketing of desirable products in this environment, in particular its tiered money market and Money Manager product offerings, enhanced growth in lower cost interest bearing deposits.

Repurchase agreement balances decreased over the past 12 months by $9,237,000 or
12.9 percent to $62,467,000 at December 31, 2002. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. The number of sweep repurchase accounts declined from 114 a year ago to 100 at December 31, 2002, with some customers closing sweep repurchase relationships due to the low interest rate environment and diminished benefit of utilizing a sweep repurchase agreement, and choosing to maintain balances in traditional deposit products.

In anticipation of asset and deposit growth in 2003 and to better utilize its strong capital position, the Company acquired investment securities with average lives of three to four years, a portion of which was funded with short-term borrowings. As a result, at December 31, 2002, federal funds purchased totaled $40,500,000, compared with no outstanding balance at year-end 2001.

At December 31, 2002, other borrowings were the same year over year at $40,000,000, entirely comprised of funding from the FHLB.


TABLE 14 - Maturity of Certificates of Deposit of $100,000 or More

                                At December 31
                     -------------------------------------
                                  % of                % of
(Dollars in thousands)  2002     Total     2001      Total
----------------------------------------------------------
Maturity Group:

  Under 3 months     $22,666     24.2%  $26,709      28.6%

  3 to 6 months       16,526     17.6    24,049      25.8

  6 to 12 months      22,139     23.6    22,811      24.5

  Over 12 months      32,454     34.6    19,635      21.1
                   ---------------------------------------
TOTAL                $93,785    100.0%  $93,204     100.0%
                   =======================================


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

SECURITIES
----------

Information related to yields, maturities, carrying values, fair values and unrealized gains (losses) of the Company's securities is set forth in Tables 15-19.

At December 31, 2002, the Company had $464,495,000 of securities held for sale or 93.5 percent of total securities, compared to $278,481,000 or 91.6 percent at December 31, 2001. Total securities increased $193,115,000 or 63.5 percent in 2002, reflecting slower loan growth combined with a 1.5 percent increase in deposits. During 2002, proceeds from the sale of securities totaled $38,181,000. Maturities in 2002 totaled $309,404,000 and purchases totaled $545,730,000. Securities activity reflects an effort to invest funds for better performance as well as for the likely potential of an increasing interest rate environment in the future. Sales in 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return.

Management controls the Company's overall interest rate risk by maintaining a low average duration for the securities portfolio through the acquisition of securities returning principal monthly that can be reinvested. The estimated average life of the investment portfolio at December 31, 2002 was less than two years compared to approximately 3.8 years in 2001.

At December 31, 2002, the Company had unrealized net gains $2,320,000 or 0.5 percent of amortized cost. At December 31, 2001, unrealized net gains were $3,041,000 or 1.0 percent. The Federal Reserve lowered interest rates only 50 basis points in 2002, after decreasing rates 450 basis points from December 2000 to December 2001. As a result, appreciation in the fair value of the Company's securities portfolio was much greater in 2001, improving $6,413,000 from December 31, 2000 to December 31, 2001.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.

TABLE 15 - Securities Held For Sale

                                            At December 31, 2002
                               ------------------------------------------------
                               Amortized      Fair   Unrealized      Unrealized
(In thousands)                   Cost        Value      Gains           Losses
===============================================================================
U.S. Treasury and other U.S.
 Government agencies and
 corporations

   2002                        $  2,493   $  2,508      $   15               -
   2001                           2,499      2,561          62               -

Mortgage-backed and asset-
 backed securities
   2002                         455,314    456,655       2,452          (1,111)
   2001                         268,197    270,495       2,779            (481)

Mutual funds
   2002                             300        292           -              (8)
   2001                             300        281           -             (19)

Other
   2002                           6,838      6,823           -             (15)
   2001                           7,485      7,485           -               -
                               ------------------------------------------------
Total Securities Held for
 Sale
   2002                        $464,945   $466,278      $2,467         $(1,134)
   2001                         278,481    280,822       2,841            (500)
                               ================================================


TABLE 16 - Securities Held For Investment

                                            At December 31, 2002
                               ------------------------------------------------
                               Amortized      Fair     Unrealized    Unrealized
(In thousands)                      Cost     Value       Gains           Losses
===============================================================================

Mortgage-backed and asset-
 backed securities
   2002                         $28,555    $29,345        $800            $(10)
   2001                          20,793     21,359         576             (10)

Obligations of states and
 political subdivisions
   2002                           3,626      3,823         197               -
   2001                           4,737      4,871         134               -
                                -----------------------------------------------
Total Securities Held for
 Investment
   2002                         $32,181    $33,168        $997            $(10)
   2001                          25,530     26,230         710             (10)
                                ===============================================
-------------------------------------------------------------------------------


TABLE 17 - Maturity Distribution of Securities Held for Investment

                                                       At December 31, 2002
                           ----------------------------------------------------------------------------
                                                                              No              Average
                             1 Year        1-5       5-10     After  Contractual              Maturity
(Dollars in Thousands)      Or Less      Years      Years    10 Years   Maturity     Total    In Years
=======================================================================================================
AMORTIZED COST
Mortgage-backed and asset-
 backed securities          $19,881    $ 8,490    $   184    $    -    $     -   $  28,555      0.89

Obligations of states and
 political subdivisions         410      2,225                   991                 3,626      2.63

Total Securities Held for  ----------------------------------------------------------------------------
 Investments                $20,291    $10,715    $   184    $   991   $     -   $  32,181      1.09
                           ============================================================================
FAIR VALUE
Mortgage-backed and asset-
 backed securities          $20,202    $ 8,960    $   183    $    -    $     -   $  29,345

Obligations of states and
 political subdivisions         420      2,339                 1,064                 3,823
                           ----------------------------------------------------------------------------
Total Securities Held for
 Investments                $20,622    $11,299    $   183    $ 1,064   $     -   $  33,168
                           ============================================================================
WEIGHTED AVERAGE YIELD (FTE)
Mortgage-backed and asset-
 backed securities             3.50%      4.39%      3.87%         -%        -%       3.77%
Obligations of states and
 political subdivisions        7.49       8.60                  7.57                  8.19

Total Securities Held for  ----------------------------------------------------------------------------
 Investments                   3.58%      5.27%      3.87%      7.57%        -%       4.27%
                           ============================================================================

TABLE 18 - Maturity Distribution of Securities Held for Sale

                                                       At December 31, 2002
                           ----------------------------------------------------------------------------
                                                                            No              Average
                             1 Year        1-5       5-10     After    Contractual          Maturity
(Dollars in thousands)      Or Less      Years      Years    10 Years   Maturity    Total   In Years
=======================================================================================================

AMORTIZED COST
U.S. Treasury and other
  U.S. government agencies
  and corporations          $ 2,493   $      -   $      -    $    -   $      -   $   2,493      0.41

Mortgage-backed and
  asset-backed securities   210,036    226,950     18,328                          455,314      1.63

Mutual funds                                                               300         300        **

Other                                                                    6,838       6,838         *
                           ----------------------------------------------------------------------------
Total Securities Held for
 Sale                      $212,529   $226,950   $ 18,328    $     -  $  7,138   $ 464,945      1.63
                           ============================================================================
FAIR VALUE
U.S. Treasury and other
  U.S. government agencies
  and corporations          $ 2,508   $      -   $      -    $    -   $      -   $   2,508

Mortgage-backed and
 asset-backed securities    210,201    227,932     18,522                          456,655

Mutual funds                                                               292         292

Other                                                                    6,823       6,823
                           ---------------------------------------------------------------------------
Total Securities Held for
 Sale                      $212,709   $227,932   $ 18,522    $     -  $  7,115   $ 466,278
                           ===========================================================================
WEIGHTED AVERAGE YIELD (FTE)
U.S. Treasury and other
  U.S. government agencies
  and corporations            3.02%         -%          -%       -%          -%       3.02%
Mortgage-backed and
 asset-backed securities      3.72       4.00        4.90                             3.91

Mutual funds                                                              3.37        3.37

Other                                                                     4.17        4.17
                           ------------------------------------------------------------------
Total Securities Held for
 Sale                         3.71%      4.00%       4.90%       -%       4.14%       3.91%
                           ==================================================================

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

Senior management regularly reviews the Company's interest rate risk position and evaluates strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would increase 4.8 percent if interest rates would gradually rise 200 basis points over the next 12 months. Although management places a lower probability on further rate declines after the last 50 basis point reduction on November 6, 2002, the model simulation indicates net interest income would decrease 2.7% and 7.3% over the next 12 months given a gradual decline in interest rates of 100 and 200 basis points respective. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On December 31, 2002, the Company had a negative gap position based on contractual maturities and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 14.8 percent.

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


TABLE 19 - Interest Rate Sensivitivy Analysis (1)

                                                At December 31, 2002
                                ------------------------------------------------
                                 0-3        4-12       1-5      Over 5
(Dollars in thousands)          Months     Months     Years     Years     Total
--------------------------------------------------------------------------------
Federal funds sold and
  interest bearing deposits       $251         $0        $0         $0      $251

Securities (2)                 116,043    158,269   214,465      8,349   497,126

Loans (3)                      171,984    188,966   303,479     21,491   685,920
                             ---------------------------------------------------
Earnings assets                288,278    347,235   517,944     29,840 1,183,297

Savings deposits (4)           472,976          0         0          0   472,976

Certificates of deposit         82,195    127,788   162,907        150   373,040

Borrowings                     102,967     25,000         0     15,000   142,967
                             ---------------------------------------------------
Interest bearing liabilities   658,138    152,788   162,907     15,150   988,983
                             ---------------------------------------------------
Interest sensitivity gap     $(369,860)  $194,447  $355,037    $14,690  $194,314
                             ===================================================
Cumulative gap               $(369,860) $(175,413) $179,624   $194,314
                             ===================================================
Ratio of cumulative gap to
 total earning assets (%)        (31.3)     (14.8)     15.2       16.4

Ratio of earning assets to
  interest bearing
  liabilities (%)                 43.8      227.3     317.9      197.0
--------------------------------------------------------------------------------

1. The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
2. Securities are stated at amortized cost.
3. Excludes nonaccrual loans.
4. This category is comprised of NOW, savings, and money market deposits. If NOW and savings deposits (totaling $146,692) were deemed to be repriceable in "4-12 months", the interest sensitivity gap and cumulative gap would be $223,168, indicating 18.9% of earning assets and 56.4% of earning assets to interest bearing liabilities for the "0-3 months" category.


CRITICAL ACCOUNTING POLICIES
----------------------------

Management, after consultation with the audit committee, believes that the most critical accounting estimates which may affect the Company's financial status and involve the most complex, subjective and ambiguous assessments are as follows:

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

Allowance and Provision for Loan Losses: The information contained on pages 15, 16, 18-22, 38 and 40 related to the "Provision for Loan Losses", "Loan Portfolio", "Allowance for Loan Losses" and "Nonperforming Assets" is intended to describe the known trends, events and uncertainties which could materially impact the reported financial information.

Securities Held for Sale: On pages 23-25 and 38-40 of the Annual Report, information is provided related to the Company's securities portfolio.

The fair value of the Held for Sale portfolio at December 31, 2002 exceeded historical amortized cost, producing unrealized gains of $1,333,000. The fair value of each security was obtained from independent pricing sources utilized by many financial institutions. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller which can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, eliminating reported gains and producing unrealized losses.

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

Value of Goodwill: Beginning January 1, 2002, the Company's goodwill was no longer amortized, but tested for impairment. The amount of goodwill at December 31, 2002 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company's dominant market. The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years. Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company's markets. There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at December 31, 2002.

Mortgage Servicing Rights: A large portion of the Company's loan production involves loans for 1-4 family residential properties. As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities. As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments. In accordance with FAS No. 140, the Company records an asset (mortgage servicing rights) at the fair value of those rights. At December 31, 2002, the total estimated fair value of those rights was $599,000. The fair value of the mortgage servicing rights is based on the judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures. These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly. Impairment, if any, is recognized through a valuation allowance and charged against current earnings.

================================================================================
                         SELECTED QUARTERLY INFORMATION
================================================================================
Quarterly Consolidated Income Statement

                                                2002 Quarters
(Dollars in thousands,               ----------------------------------------
 except per share data)                Fourth     Third     Second     First
-----------------------------------------------------------------------------
Net interest income:

    Interest income                    $16,614   $17,348    $18,134   $18,361
    Interest expense                     5,010     5,515      5,926     6,584
                                     ----------------------------------------
    Net interest income                 11,604    11,833     12,208    11,777
Provision for loan losses                    0         0          0         0
                                     ----------------------------------------
Net interest income after provision
 for losses                             11,604    11,833     12,208    11,777

Noninterest income:
    Service charges on deposit accounts  1,297     1,321      1,270     1,217
    Trust fees                             503       535        542       597
    Mortgage banking fees                1,338       630        620       776
    Brokerage commissions and fees         469       463        570       543
    Marine finance fees                    713       189        339       167
    Debit Card income                      252       253        252       223
    Other deposit based EFT fees            97        88         90       101
    Other income                           335       375        350       359
    Securities gains (losses)                2       (9)        398        66
                                     ----------------------------------------
    Total noninterest income             5,006     3,845      4,431     4,049

Noninterest expenses:
    Salaries and wages                   4,206     3,940      3,855     3,760
    Employee benefits                    1,129     1,064      1,063     1,048
    Outsourced data processing costs     1,181     1,183      1,185     1,246
    Occupancy                              874       831        831       829
    Furniture and equipment                452       503        499       535
    Marketing                              511       498        514       513
    Legal and professional fees            391       367        455       325
    FDIC assessments                        42        44         44        43
    Amortization of intangibles             63        63         63        63
    Other                                1,250     1,428      1,493     1,406
                                     ----------------------------------------
    Total noninterest expenses          10,099     9,921     10,002     9,768
                                     ----------------------------------------
Income before income taxes               6,511     5,757      6,637     6,058
Provision for income taxes               2,467     2,250      2,588     2,372
                                     ----------------------------------------
Net income                             $ 4,044    $3,507     $4,049    $3,686
                                     ========================================
PER COMMON SHARE DATA
Net income diluted                      $ 0.28    $ 0.25     $ 0.28    $ 0.26
Net income basic                          0.29      0.25       0.29      0.26
Cash dividends declared:
  Common stock                            0.11      0.10       0.10      0.10
Market price common stock:
  Low close                             16.732    15.980     15.417    14.683
  High close                            20.150    21.600     19.243    15.970
  Bid price at end of period            18.840    19.180     19.243    15.767
--------------------------------------------------------------------------------


SELECTED QUARTERLY INFORMATION - continued -
--------------------------------------------
Quarterly Consolidated Income Statement

                                                   2001 Quarters
                                     --------------------------------------
(Dollars in thousands,
except per share data)                 Fourth     Third   Second     First
---------------------------------------------------------------------------
Net interest income
    Interest income                    $19,361   $20,137  $20,721   $20,676
    Interest expense                     7,564     8,687    9,373     9,778
                                     --------------------------------------
    Net interest income                 11,797    11,450   11,348    10,898
Provision for loan losses                    0         0        0         0
                                     --------------------------------------
Net interest income after provision
 for losses                             11,797    11,450   11,348    10,898

Noninterest income
    Service charges on deposit accounts  1,364     1,261    1,268     1,217
    Trust fees                             587       589      618       703
    Mortgage banking fees                  952       534      521       449
    Brokerage commissions and fees         432       417      556       400
    Marine finance fees                    192       159      258       134
    Debit Card income                      196       191      182       166
    Other deposit based EFT fees            99        78       65        70
    Other income                           336       332      381       401
    Securities gains (losses)              340         8      422       145
                                     -----------------------------------------
    Total noninterest income             4,498     3,569    4,271     3,685

Noninterest expenses
    Salaries and wages                   3,905     3,792    3,677     3,402
    Employee benefits                    1,005       931    1,002       928
    Outsourced data processing costs     1,171     1,130    1,074     1,093
    Occupancy                              868       837      839       814
    Furniture and equipment                531       531      565       563
    Marketing                              462       456      472       518
    Legal and professional fees            340       283      298       309
    FDIC assessments                        43        45       45        44
    Amortization of intangibles            138       138      138       138
    Other                                1,455     1,298    1,412     1,370
                                     --------------------------------------
    Total noninterest expenses           9,918     9,441    9,522     9,179
                                     --------------------------------------
Income before income taxes               6,377     5,578    6,097     5,404
Provision for income taxes               2,610     2,195    2,395     2,126
                                     --------------------------------------
Net income                              $3,767    $3,383   $3,702    $3,278
                                     ======================================
PER COMMON SHARE DATA
Net income diluted                      $ 0.26    $ 0.24   $ 0.26    $ 0.23
Net income basic                          0.27      0.24     0.26      0.23
Cash dividends declared:
  Common stock                            0.10      0.09     0.09      0.09
Market price Common stock:
  Low close                             12.533    11.617    9.083     8.979
  High close                            15.667    14.463   11.717    10.187
  Bid price at end of period            15.340    14.043   11.400     9.458
--------------------------------------------------------------------------------

SELECTED QUARTERLY INFORMATION - continued -
--------------------------------------------
Consolidated Quarterly Average Balances, Yields and Rates (1)

                                                    2002 QUARTERS

(Dollars in thousands)                    Fourth                  Third
-------------------------------------------------------------------------------
                                  Average       Yield/      Average     Yield/
                                  Balance        Rate       Balance      Rate
-------------------------------------------------------------------------------
EARNING ASSETS

Securities
  Taxable                      $  411,457       3.49%     $374,898      3.86%
  Nontaxable                        3,505       7.99         3,653      7.99
                               ----------------------------------------------
TOTAL SECURITIES                  414,962       3.53       378,551      3.90
Federal funds sold and
  other short term investments     17,001       1.40         9,933      1.72
Loans (2)                         718,650       7.14       742,176      7.30
                               ----------------------------------------------
TOTAL EARNING ASSETS            1,150,613       5.74     1,130,660      6.10
Allowance for loan losses          (6,817)                  (6,867)
Cash and due from banks            44,982                   34,386
Bank premises and equipment        16,161                   15,257
Other assets                       12,357                   12,976
                               ----------------------------------------------
                               $1,217,296               $1,186,412
                               ==============================================
INTEREST BEARING LIABILITIES
  NOW                          $   61,321       0.77%    $  55,841      0.92%
  Savings deposits                145,226       0.80       147,232      0.96
  Money market accounts           254,627       1.01       256,811      1.20
  Time deposits                   376,043       3.36       376,684      3.71
  Federal funds purchased and
    other short term borrowings    54,876       0.88        35,664      0.90
 Other borrowings                  40,000       6.42        40,000      6.42
                               ----------------------------------------------
TOTAL INTEREST BEARING
   LIABILITIES                    932,093       2.13       912,232      2.40
Demand deposits                   180,763                  171,255
Other liabilities                   5,637                    4,905
                               ----------------------------------------------
TOTAL                           1,118,493                1,088,392
Shareholders' equity               98,803                   98,020
                               ----------------------------------------------
                               $1,217,296               $1,186,412
                               ==============================================
Interest expense as % of earning
assets                                          1.73%                   1.94%
Net interest income as % of
earning assets                                  4.02                    4.17
--------------------------------------------------------------------------------
(1) The tax equivalent adjustment is based on a 35% tax rate. All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.
--------------------------------------------------------------------------------


SELECTED QUARTERLY INFORMATION - continued -
--------------------------------------------
Consolidated Quarterly Average Balances, Yields and Rates (1)


                                                   2002 QUARTERS

(Dollars in thousands)                       Second             First
-------------------------------------------------------------------------------
                                    Average     Yield/      Average     Yield/
                                    Balance      Rate       Balance      Rate
-------------------------------------------------------------------------------
EARNING ASSETS
Securities
  Taxable                        $  371,208      4.11%     $313,853      4.15%
  Nontaxable                          3,654      7.77         4,009      7.78
                                 ---------------------------------------------
TOTAL SECURITIES                    374,862      4.15       317,862      4.20
Federal funds sold and
  other short term investments       32,979      1.68        69,478      1.66
Loans (2)                           754,021      7.53       781,662      7.59
                                 ---------------------------------------------
TOTAL EARNING ASSETS              1,161,862      6.28     1,169,002      6.33
Allowance for loan losses            (6,906)                 (6,993)
Cash and due from banks              39,336                  40,855
Bank premises and equipment          15,111                  15,287
Other assets                         13,265                  13,806
                                 ---------------------------------------------
                                 $1,222,668              $1,231,957
                                 =============================================
INTEREST BEARING LIABILITIES
  NOW                            $   63,146      0.94%      $65,168      1.11%
  Savings deposits                  151,219      0.97       147,916      1.12
  Money market accounts             256,021      1.20       242,428      1.27
  Time deposits                     379,228      4.08       394,162      4.51
  Federal funds purchased and
    other short term borrowings      54,444      1.13        75,515      1.17
  Other borrowings                   40,000      6.41        40,000      6.42
                                 --------------------------------------------
TOTAL INTEREST BEARNING
  LIABILITIES                       944,058      2.52       965,189      2.77
Demand deposits                     176,869                 167,618
Other liabilities                     4,856                   4,709
                                 --------------------------------------------
TOTAL                             1,125,783               1,137,516
Shareholders' equity                 96,885                  94,441
                                 --------------------------------------------
                                 $1,222,668              $1,231,957
                                 ============================================
Interest expense as % of earning
  assets                                         2.05%                  2.28%
Net interest income as % of earning
  assets                                         4.23%                  4.05%
--------------------------------------------------------------------------------
(1) The tax equivalent adjustment is based on a 35% tax rate. All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.
--------------------------------------------------------------------------------


SELECTED QUARTERLY INFORMATION - continued -
--------------------------------------------
Consolidated Quarterly Average Balances, Yields and Rates (1)

                                                   2001 QUARTERS

(Dollars in thousands)                     Fourth                 Third
-------------------------------------------------------------------------------
                                    Average     Yield       Average     Yield
                                    Balance     /Rate       Balance     /Rate
-------------------------------------------------------------------------------
EARNING ASSETS
Securities
  Taxable                        $  289,544      4.74%    $234,675       5.66%
  Nontaxable                          4,755      7.82        5,126       7.88
                                 ---------------------------------------------
TOTAL SECURITIES                    294,299      4.79      239,801       5.71
Federal funds sold and
  other short term investments       21,001      2.04       29,871       3.53
Loans (2)                           819,636      7.64      834,436       7.85
                                 ---------------------------------------------
TOTAL EARNING ASSETS              1,134,936      6.79    1,104,108       7.26
Allowance for loan losses            (7,066)                (7,171)
Cash and due from banks              34,982                 30,517
Bank premises and equipment          15,584                 15,941
Other assets                         13,464                 13,499
                                 ---------------------------------------------
                                 $1,191,900             $1,156,894
                                 =============================================
INTEREST BEARING LIABILITIES
  NOW                            $   61,541      1.39%   $  53,069       1.91%
  Savings deposits                  145,546      1.37      144,827       1.99
  Money market accounts             217,198      1.52      203,379       2.03
  Time deposits                     408,551      5.01      421,180       5.39
  Federal funds purchased and other
     short term borrowings           59,634      1.38       43,421       2.68
  Other borrowings                   40,000      6.41       40,000       6.43
                                 ---------------------------------------------
TOTAL INTEREST BEARING
     LIABILITIES                    932,470      3.22      905,876       3.80
Demand deposits                     161,521                154,372
Other liabilities                     5,406                  5,443
                                 ---------------------------------------------
TOTAL                             1,099,397              1,065,691
Shareholders' equity                 92,503                 91,203
                                 ---------------------------------------------
                                 $1,191,900             $1,156,894
                                 =============================================
Interest expense as % of earning
assets                                           2.64%                   3.12%
Net interest income as % of earning
assets                                           4.14                    4.13
--------------------------------------------------------------------------------
(1) The tax equivalent adjustment is based on a 35% tax rate.  All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.
--------------------------------------------------------------------------------


SELECTED QUARTERLY INFORMATION - continued -
--------------------------------------------
Consolidated Quarterly Average Balances, Yields and Rates (1)

                                                 2001 QUARTERS

(Dollars in thousands)                     Second             First
--------------------------------------------------------------------------------
                                      Average    Yield/    Average    Yield/
                                      Balance     Rate     Balance     Rate
--------------------------------------------------------------------------------
EARNING ASSETS
Securities
  Taxable                          $  239,956     6.00% $  198,550     6.30%
  Nontaxable                            5,365     8.13       5,917     7.84
                                   ---------------------------------------------
TOTAL SECURITIES                      245,321     6.05     204,467     6.34
 Federal funds sold and
 other short term investments          29,844     4.46      44,358     5.55
Loans (2)                             834,967     8.04     835,472     8.20
                                   ---------------------------------------------
TOTAL EARNING ASSETS                1,110,132     7.51   1,084,297     7.76
Allowance for loan losses             (7,224)              (7,288)
Cash and due from banks                30,474               28,513
Bank premises and equipment            16,187               16,529
Other assets                           14,113               14,722
                                   ---------------------------------------------
                                   $1,163,682           $1,136,773
                                   =============================================
INTEREST BEARING LIABILITIES
  NOW                              $   58,899     2.10%    $59,509     2.24%
  Savings deposits                    146,002     2.36     145,354     2.90
  Money market accounts               187,105     2.18     178,258     2.23
  Time deposits                       427,376     5.77     422,231     5.98
  Federal funds purchased and other
     short term borrowings             50,814     3.19      52,553     4.42
  Other borrowings                     40,000     6.41      40,000     6.42
                                   ---------------------------------------------
TOTAL INTEREST BEARING
  LIABILITIES                         910,196     4.13     897,905     4.42
Demand deposits                       158,470              145,427
Other liabilities                       5,111                5,179
                                   ---------------------------------------------
TOTAL                               1,073,777            1,048,511
Shareholders' equity                   89,905               88,262
                                   ---------------------------------------------
                                   $1,163,682           $1,136,773
                                   =============================================
Interest expense as % of earning
  assets                                          3.39%                3.66%
Net interest income as % of earning
  assets                                          4.12                 4.10
--------------------------------------------------------------------------------
(1) The tax equivalent adjustment is based on a 35% tax rate. All yields/rates are calculated on an annualized basis.
(2) Nonaccrual loans are included in loan balances. Fees on loans are included in interest on loans.
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

Board of Directors and Shareholders
Seacoast Banking Corporation of Florida
Stuart, Florida

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Seacoast Banking Corporation of Florida and its subsidiaries ("the Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company's consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revisions described in Notes A and S, were audited by other independent accountants who have ceased operations. Those independent accounts expressed an unqualified opinion on those financial statements in their report dated January 14, 2002.

As discussed above, the financial statements of Seacoast Banking Corporation of Florida and its subsidiaries as of December 31, 2001, and for each of two years in the period ended December 31, 2001, were auditied by other independent accounts who have ceased operations. As described in Note A, the Company's Board of Directors approved a 3 for 1 common stock split effective July 1, 2002. These financial statements have been restated to reflect the stock split for each of the two years in the period ended December 31, 2001. As described in Note S, these financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the adjustments described in Note A that were applied to restate common stock for the 2001 and 2000 financial statements. We also audited the transitional disclosures described in Note S. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP
West Palm Beach, Florida
January 15, 2003

The following is a copy of a report previously issued by Arthur Andersen LLP("Andersen"). This report has not been reissued by Andersen.

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



Arthur Andersen LLP
West Palm Beach, Florida
January 14, 2002.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                        For The Year Ended December 31

(Dollars in thousands,
except share data)                      2002         2001        2000
---------------------------------------------------------------------
INTEREST INCOME
Interest on securities

  Taxable                            $14,274      $13,482     $13,295
  Nontaxable                             195          285         413
Interest and fees on loans            55,462       65,815      65,521
Interest on federal funds sold
  and interest bearing deposits          526        1,313         501
                                   ----------------------------------
    Total interest income             70,457       80,895      79,730
INTEREST EXPENSE
Interest on savings deposits           4,947        8,099       9,459
Interest on time certificates         14,949       23,260      23,418
Interest on borrowed money             3,139        4,043       4,758
                                   ----------------------------------
    Total interest expense            23,035       35,402      37,635
                                   ----------------------------------
NET INTEREST INCOME                   47,422       45,493      42,095
Provision for loan losses                  0            0         600
                                   ----------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES
Noninterest income                    47,422       45,493      41,495
Securities gains (losses)                457          915        (12)
Other                                 16,874       15,108      13,150
                                   ----------------------------------
  Total noninterest income            17,331       16,023      13,138
NONINTEREST EXPENSES                  39,790       38,060      34,877
                                   ----------------------------------
INCOME BEFORE INCOME TAXES            24,963       23,456      19,756
Provision for income taxes             9,677        9,326       7,668
                                   ----------------------------------
NET INCOME                           $15,286      $14,130     $12,088
                                   ==================================
---------------------------------------------------------------------
PER SHARE DATA
Net income per share common stock

   Diluted                             $1.07        $0.99       $0.84
   Basic                                1.10         1.00        0.84
                                   ==================================
Average shares outstanding
   Diluted                        14,288,933   14,324,529  14,443,776
   Basic                          13,954,866   14,110,241  14,343,645
---------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                     December 31
                                                  ---------------
(Dollars in thousands, except per share data      2002       2001
-----------------------------------------------------------------
ASSETS

Cash and due from banks                      $   49,571 $   47,104
Federal funds sold and interest
  bearing deposits                                  251     45,010
                                             ---------------------
  Total cash and cash equivalents                49,822     92,114
Securities held for sale (at fair value)        466,278    280,822
Securities held for investment
(fair values:  2002 - $33,168
 and 2001 - $26,230)                             32,181     25,530
                                             ---------------------
  Total securities                              498,459    306,352
Loans sold and available for sale                13,814     19,135
Loans                                           688,161    785,027
Less:  Allowance for loan losses                 (6,826)    (7,034)
                                             ---------------------
  Net Loans                                     681,335    777,993
Bank premises and equipment, net                 16,045     15,357
Other real estate owned                               8        119
Other assets                                     21,814     14,894
                                             ---------------------
TOTAL ASSETS                                 $1,281,297 $1,225,964
                                             =====================
LIABILITIES

Deposits
Demand deposits (noninterest bearing)        $  184,524 $  172,128
Savings deposits                                472,976    444,229
Other time deposits                             279,255    305,593
Time certificates of $100,000 or more            93,785     93,204
                                             ---------------------
  Total deposits                              1,030,540  1,015,154

Federal funds purchased and securities
  sold under agreement to repurchase,
  maturing within 30 days                       102,967     71,704
Other borrowings                                 40,000     40,000
Other liabilities                                 7,043      5,587
                                             ---------------------
                                              1,180,550  1,132,445

Commitments and  Contingencies  (Notes I and N)

SHAREHOLDERS' EQUITY

Preferred stock, par value $1.00
  per share - authorized  4,000,000
  shares,  none issued or outstanding.                0          0
Class A common stock, par value $.10 per share
  authorized 22,000,000 shares, issued 15,549,378
  and outstanding 13,890,001 shares in 2002, and
  authorized 10,000,000 shares, issued 4,833,281
  and outstanding 4,303,762 shares in 2001.       1,555        483
Class B common stock, par value $.10 per share
  none authorized, issued or outstanding in 2002
  and authorized 810,000 shares, issued and
  outstanding 349,845 in 2001.                        0         35
Additional paid-in capital                       26,994     27,924
Retained earnings                                89,960     80,886
Less: Treasury Stock (1,659,377 shares
   in 2002 and 529,519 shares in 2001),
   at cost                                      (18,578)   (17,239)
                                             ----------------------
                                                 99,931     92,089
Accumulated other comprehensive income, net         816      1,430
                                             ----------------------
TOTAL SHAREHOLDERS' EQUITY                      100,747     93,519
                                             ----------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                        $1,281,297 $1,225,964
                                             ======================
--------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                           For The Year Ended December 31
                                           ------------------------------
(In thousands)                             2002        2001        2000
-------------------------------------------------------------------------
Increase (Decrease) in Cash and
  Cash Equivalents

CASH FLOWS FROM OPERATING ACTIVITIES

   Interest received                    $ 76,018    $ 82,120    $ 78,619
   Fees and commissions received          17,382      15,450      13,384
   Interest paid                         (23,383)    (35,645)    (37,341)
   Cash paid to suppliers and
    employees                            (36,094)    (34,468)    (34,261)
   Income taxes paid                      (9,408)     (9,761)     (7,566)
                                        ---------------------------------
Net cash provided by operating
 activities                               24,515      17,696      12,835

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities of securities held
    for sale                             306,103      97,156      19,699
   Maturities of securities held
     for investment                        3,301       3,660       4,848
   Proceeds from sale of
    securities held for sale              38,131     154,018      10,203
   Purchase of securities held for
    sale                                (535,733)   (334,597)     (7,559)
   Purchase of securities held for
    investment                            (9,997)    (15,798)    (13,357)
   Net new loans and principal
    repayments                           101,897      42,142     (68,471)
   Proceeds from sale of other
    real estate owned                        216         305         722
   Additions to bank
    premises and equipment                (2,583)       (757)     (2,054)

   Net change in other assets             (7,349)       (485)       (627)
                                         --------------------------------
Net cash used in investing  activities  (106,014)    (54,356)    (56,596)

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in deposits               15,388      58,068      51,146
   Net increase(decrease) in federal
     funds purchased and repurchase
     agreements                           31,263       6,684      (1,944)
   Net increase in other borrowings            0           0      15,030
   Exercise of stock options                 653       1,281         236
   Treasury stock acquired                (2,391)     (4,457)     (3,119)
   Dividends paid                         (5,706)     (5,307)     (5,025)
                                         --------------------------------
Net cash provided by
  financing activities                    39,207      56,269      56,324
                                         --------------------------------
Net increase (decrease) in cash
 and cash equivalents                    (42,292)     19,609      12,563
Cash and cash equivalents at
 beginning of year                        92,114      72,505      59,942
                                         --------------------------------
Cash and cash equivalents at end
 of year                                 $49,822     $92,114     $72,505
                                         ================================
--------------------------------------------------------------------------------
See Note P for supplemental disclosures. See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                      Common                                                 Accumulated
                                       Stock         Additional                                    Other
                               ------------------       Paid-in     Retained    Treasury   Comprehensive    Comprehensive
(Dollars in thousands)         Class A    Class B       Capital     Earnings    Stock        Income, Net           Income
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999   $   482    $    36    $   27,785    $  65,598  $  (11,640)    $    (5,150)

Comprehensive Income
  Net income                                                          12,088                                  $    12,088
  Net unrealized gains on securities                                                               2,972            2,972
                                                                                                                   ------
  Comprehensive Income                                                                                             15,060
Cash dividends declared                                               (5,025)
Treasury stock acquired                                                           (3,242)
Common stock issued from Treasury
  For employee benefit plans                                                          72
  For stock options and awards                               46          (99)        340
                               ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000       482         36        27,831       72,562     (14,470)         (2,178)

Comprehensive income
  Net income                                                          14,130                                       14,130
  Net unrealized gains on securities                                                               3,608            3,608
                                                                                                                   ------
  Comprehensive Income                                                                                             17,738
Cash dividends declared                                               (5,307)
Exchange of Class B Common Stock
  for Class A Common Stock           1         (1)
Treasury stock acquired                                                           (4,523)
Common stock issued from Treasury
    For employee benefit plans                                                        64
    For stock options and awards                             93         (499)      1,690
                               ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001       483         35        27,924       80,886     (17,239)          1,430

Effect of capital simplification    35        (35)
Effect of three for one
  stock split                    1,037                   (1,037)
Comprehensive income
  Net income                                                          15,286                                       15,286
  Net unrealized (loss) on securities                                                               (844)            (844)
  Net reclassification adjustment                                                                    230
  Comprehensive income                                                                                             14,442
Cash dividends declared                                               (5,706)
Treasury stock acquired                                                           (2,482)
Common stock issued from Treasury
  For employee benefit plans                                                          91
  For stock options and awards                              107         (506)      1,052
                               ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002   $ 1,555    $     0    $   26,994    $  89,960  $  (18,578)    $       816
                               ==========================================================================================

--------------------------------------------------------------------------------
See notes to consolidated financial statements.

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

Nature of Operations: The company is a single segment bank holding company with one operating subsidiary bank, First National Bank and Trust Company. The bank's service area includes Palm Beach, Martin, St. Lucie and Indian River counties which are located on Florida's southeast coast. The bank operates 26 full service branches within its markets.

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

Loans: Loans are typically carried at cost. Unearned income includes deferred loan origination fees reduced by loan origination costs. Loans held for sale are carried at the lower of cost or fair value. Unrealized losses from loans held for sale and realized gains or losses from loan sales typically are included in other income. Commercial letter of credit fees, and fees on unused, available lines of credit, are recorded as service charges and commissions as earned.

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

Business Combinations: Net assets of companies acquired in purchase transactions are recorded at fair value at date of acquisition. Core deposit intangibles are amortized over estimated periods benefited, not exceeding 10 years. Goodwill was amortized on a straight line basis over 15 years. Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was adopted on January 1, 2002, resulting in goodwill no longer being amortized, but tested for impairment and the amount of loss recognized (if any). The effect of the adoption of SFAS 142 was not material. Unamortized core deposit intangible and goodwill totaled $150,000 and $2,639,000, respectively, at December 31, 2002. The carrying value of goodwill was reviewed and no impairment loss was recognized.

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

Allowance for Loan Losses: The allowance for loan losses is the amount considered necessary to absorb inherent losses in the portfolio based on management's evaluations of the size and current risk characteristics of the loan portfolio. Such evaluations consider the balance of problem loans and prior loan loss experience as well as the impact of current economic conditions and other risk factors. Prior loss experience is based on an analysis that examines loss experience of the Company and its peers. General economic conditions and other risk elements are determined by management and are based on knowledge of specific economic factors that might affect the collectibility of loans. (Also see Note E.)

Income Taxes: Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

Net Income Per Share: Net income per share is based upon the weighted average number of shares of common stock (Basic) and equivalents (Diluted) outstanding during the respective years. Prior year per share amounts reflect the issue of a three for one stock split effective July, 2002.

Cash Flow Information: For the purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and federal funds sold as cash and cash equivalents.

New Accounting Standards: In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which addresses the accounting for voluntary change to the fair value based method of accounting for stock-based compensation and disclosures. The new standard is effective for fiscal years beginning after December 15, 2002. The Company has not changed its accounting for stock options (see Note H).

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Company does not expect the adoption of this interpretation to have a material impact on the Company's financial statements.



NOTE B
CASH, DIVIDEND AND LOAN RESTRICTIONS

In the normal course of business, the Company and its subsidiary bank enter into agreements, or are subject to regulatory agreements, that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:

The Company's subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2002 was approximately $3,677,000.

Under Federal Reserve regulation, the Company's subsidiary bank is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2002, the maximum amount available for transfer from the subsidiary bank to the Company in the form of loans approximated 20 percent of consolidated net assets.

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction the Company's subsidiary bank can distribute as dividends to the Company in 2003, without prior approval of the Comptroller of the Currency, approximately $18,300,000.



NOTE C
SECURITIES

The amortized cost and fair value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                         Held for Investment       Held for Sale
                                         ---------------------------------------
                                         Amortized     Fair   Amortized     Fair
(In thousands)                                Cost    Value        Cost    Value
--------------------------------------------------------------------------------

Due in less than one year                $ 410        $ 420    $ 2,493   $ 2,508
Due after one year through five years    2,225        2,339          -         -
Due after five years through ten years       -            -          -         -
Due after ten years                        991        1,064          -         -
                                       -----------------------------------------
                                         3,626        3,823      2,493     2,508
Mortgage backed securities              28,555       29,345    455,314   456,655
No contractual maturity                      -            -      7,138     7,115
                                       -----------------------------------------
                                       $32,181      $33,168   $464,945  $466,278
                                       =========================================

Proceeds from sales of securities during 2002 were $38,131,000 with gross gains of $517,000 and gross losses of $60,000. During 2001, proceeds from sales of securities were $154,018,000 with gross gains of $1,053,000 and gross losses of $138,000. During 2000, proceeds from sales of securities were $10,203,000 with gross gains of $10,000 and gross losses of $22,000.

Securities with a carrying value of $98,434,000 and fair value of $98,634,000 at December 31, 2002, were pledged as collateral for repurchase agreements, United States Treasury deposits, other public deposits and trust deposits.

                                                 At December, 2002
                                 -----------------------------------------------
                                     Gross        Gross         Gross
                                 Amortized   Unrealized    Unrealized       Fair
(In thousands)                        Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
SECURITIES HELD FOR SALE

U.S. Treasury and U.S.
  Government agencies           $    2,493   $       15    $        -   $  2,508
Mortgage-backed securities         455,314        2,452        (1,111)   456,655
Mutual funds                           300            -            (8)       292
Other securities                     6,838            -           (15)     6,823
                                 -----------------------------------------------
                                $  464,945   $    2,467    $   (1,134)  $466,278
                                 ===============================================
SECURITIES HELD FOR INVESTMENT

Mortgage backed securities $ 28,555 $ 800 $ (10) $ 29,345 Obligations of states and
  political subdivisions             3,626         197              -      3,823
                                 -----------------------------------------------
                                $   32,181   $     997     $      (10)  $ 33,168
                                 ===============================================

                                                 At December, 2001
                                 -----------------------------------------------
                                     Gross        Gross         Gross
                                 Amortized   Unrealized    Unrealized       Fair
(In thousands)                        Cost        Gains        Losses      Value
--------------------------------------------------------------------------------
SECURITIES HELD FOR SALE
U.S. Treasury and U.S.
  Government agencies           $   2,499    $      62     $       -    $  2,561
Mortgage backed securities        268,197        2,779          (481)    270,495
Mutual funds                          300            -           (19)        281
Other securities                    7,485            -             -       7,485
                                 -----------------------------------------------
                                $  278,481   $   2,841     $    (500)   $280,822
                                 -----------------------------------------------

SECURITIES HELD FOR INVESTMENT
Mortgage backed securities $ 20,793 $ 576 $ (10) $ 21,359 Obligations of states and
  political subdivisions            4,737          134              -      4,871
                                 -----------------------------------------------
                                $  25,530    $     710     $     (10)   $ 26,230
                                 ===============================================


NOTE D
LOANS

An analysis of loans at December 31 are summarized as follows:

(In thousands)                       2002         2001
---------------------------------------------------------

Real estate construction        $  77,909    $  70,630
Real estate mortgage              478,123      574,585
Commercial and financial           40,491       36,617
Installment loans to individuals   91,307      102,760
Other                                 331          435
                                -------------------------
TOTAL                           $ 688,161    $ 785,027
                                =========================

One of the sources of the Company's business is loans to directors, officers and other members of management. These loans are made on the same terms as all other loans and do not involve more than normal risk of collectability. The aggregate dollar amount of these loans was approximately $4,010,000 and $4,564,000 at December 31, 2002 and 2001, respectively. During 2002, $1,542,000 of new loans were made and repayments totaled $2,096,000.




NOTE E
IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

At December 31, 2002 and 2001, the Company did not have a recorded investment in impaired loans or related valuation allowance. When recorded, valuation allowances are included in the allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was zero and $1,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. The Company did not record any interest income on impaired loans for the year ended December 31, 2002. The Company recognized interest income on impaired loans of $4,000 for the year ended December 31, 2001.

Transactions in the allowance for loan losses for the two years ended December 31, are summarized as follows:


(In thousands)                              2002             2001
--------------------------------------------------------------------

Balance, beginning of year                $7,034           $7,218
Provision charged to operating expense         0                0
Charge offs                                 (530)            (455)
Recoveries                                   322              271
                                          -----------------------
Balance, end of year                      $6,826           $7,034
                                          =======================


NOTE F
BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:


                                                       Accumulated           Net
                                                     Depreciation &     Carrying
(In thousands)                            Cost         Amortization        Value
--------------------------------------------------------------------------------
December 31, 2002
Premises (including land of $2,967)    $22,761               $9,509      $13,252
Furniture and equipment                 12,390                9,597        2,793
                                    --------------------------------------------
                                       $35,151              $19,106      $16,045
                                    ============================================

December 31, 2001
Premises (including land of $2,967)    $21,091               $8,792      $12,299
Furniture and equipment                 12,519                9,461        3,058
                                    --------------------------------------------
                                       $33,610              $18,253      $15,357
                                    ============================================


NOTE G
BORROWINGS

All of the Company's short-term borrowings were comprised of federal funds purchased and securities sold under agreements to repurchase with maturities primarily from overnight to seven days:


(Dollars in thousands)                   2002             2001            2000
--------------------------------------------------------------------------------
Maximum amount outstanding at any
month end                            $102,967           $71,704         $68,352
Average interest rate outstanding at
end of year                             1.17%             1.19%           5.37%
Average amount outstanding            $55,015           $51,603         $38,735
Weighted average interest rate          1.04%             2.86%           5.29%
--------------------------------------------------------------------------------

On July  31,  1998,  the  Company  acquired  $24,970,000  in  other  borrowings,
$15,000,000 from the Federal Home Loan Bank (FHLB), principal payable on November 12, 2009 with interest payable quarterly at 6.10%. On March 9, 2000 the Company acquired $25,000,000 in additional borrowings from FHLB, principal payable on March 9, 2002 with interest payable quarterly at 6.99%; the borrowing was restructured to a 3 year term on December 1, 2000 at 6.55%. The FHLB $15,000,000 debt is subject to early termination on November 12, 2004 in accordance with the terms of the agreement.

The FHLB debt is secured by residential mortgage loans totaling $40,000,000.

The Company's subsidiary bank has unused lines of credit of $97,000,000 at December 31, 2002. The parent, Seacoast Banking Corporation of Florida, has an unused revolving line of credit totaling $5,000,000 which, if drawn upon, may be used for general corporate purposes, including but not limited to the capital needs of the Company and its subsidiaries and the repurchase of Common Stock.



NOTE H
EMPLOYEE BENEFITS

The Company's profit sharing plan which covers substantially all employees after one year of service includes a matching benefit feature for employees electing to defer the elective portion of their profit sharing compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The profit sharing contributions charged to operations were $1,377,000 in 2002, $1,282,000 in 2001, and $1,034,000 in 2000.

The Company's stock option and stock appreciation rights plans were approved by the Company's shareholders on April 25, 1991, April 25, 1996 and April 20, 2000. The number of shares of common stock that may be purchased pursuant to the 1991 and 1996 plans shall not exceed 900,000 shares for each plan and pursuant to the 2000 plan shall not exceed 1,200,000 shares. The Company has granted options on 750,000 shares and 858,000 shares for the 1991 and 1996 plans, respectively, through December 31, 2002; no options have been granted under the 2000 plan. Under the plans, the option exercise price equals the common stock's market price on the date of grant. All options have a vesting period of four years and a contractual life of ten years. The following table presents a summary of stock option activity for 2000, 2001 and 2002:


                                        Weighted                      Weighted
                           Number    Average Fair   Option Price      Average
                         of Shares      Value        Per Share    Exercise Price
--------------------------------------------------------------------------------
Options outstanding,
  January 1, 2000         930,000                   $3.92 - 9.67       $8.17
  Exercised               (33,000)                   3.92 - 6.33        5.81
  Granted                  21,000      $2.33         8.21 - 9.04        8.57
  Cancelled               (15,000)                          9.67        9.67
                         -------------------------------------------------------
Options outstanding,
  December 31, 2000       903,000                    3.92 - 9.67        8.24
  Exercised              (162,000)                   5.83 - 9.67        7.32
  Cancelled               (12,000)                   8.50 - 9.67        9.26
                         -------------------------------------------------------
Options outstanding,
  December 31, 2001       729,000                    3.92 - 9.67        8.42
  Exercised               (69,000)                   3.92 - 9.67        7.79
Options outstanding
  December 31, 2002       660,000                    5.83 - 9.67        8.50
                         =======================================================
Options exercisable,
  December 31, 2002       646,000                    5.83 - 9.67        8.50

--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2002:

                                        Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------------------------------------------------
                                         Weighted Average
                                             Remaining
                      Number of Shares   Contractual Life   Weighted Average   Number of Shares   Weighted Average
 Range of Exercise       Outstanding         in Years        Exercise Price       Exercisable      Exercise Price
       Prices
--------------------------------------------------------------------------------------------------------------------
       $5.83              31,000              2.17              $5.83                 31,000             $5.83
        5.92              31,000               .92               5.92                 31,000              5.92
        6.33              61,000               .17               6.33                 61,000              6.33
        7.25              84,000              3.50               7.25                 84,000              7.25
        8.21              12,000              7.22               8.21                  4,000              8.21
        8.50              92,000              4.58               8.50                 92,000              8.50
        9.04               9,000              7.62               9.04                  3,000              9.04
        9.67             340,000              5.54               9.67                340,000              9.67
-------------------------------------------------------------------------------------------------------------------
                         660,000              4.34               8.50                646,000               8.50
                         ==========================================================================================

The three stock option plans are accounted for under APB Opinion No. 25, and therefore no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                Year Ended December 31
                                           ---------------------------------
(In thousands, except per share data)      2002          2001           2000
--------------------------------------------------------------------------------
Net income

  As Reported                           $15,286       $14,130         $12,088
  Stock Based Employee Compensation
    Cost, Net of Tax                         (7)         (244)           (317)
  Pro Forma                              15,279        13,886          11,771
Per Share  (Diluted):
  As Reported                              1.07           .99             .84
  Pro Forma                                1.07           .97             .81
--------------------------------------------------------------------------------

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

NOTE I
LEASE COMMITMENTS

The Company is obligated under various noncancelable operating leases for equipment, buildings and land. At December 31, 2002, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(In thousands)
--------------------------------------------------------------------------------

                         2003                   $1,752
                         2004                    1,731
                         2005                    1,347
                         2006                    1,098
                         2007                      872
                         Thereafter              6,317
                                              --------
                                              $ 13,117
--------------------------------------------------------------------------------
Rent expense charged to operations was $1,613,000 in 2002, $1,645,000 in 2001, and $1,739,000 in 2000. Certain leases contain provisions for renewal and change with the consumer price index.

Certain property is leased from related parties of the Company at prevailing rental rates. Lease payments to these individuals were $263,000 in 2002, $260,000 in 2001, and $255,000 in 2000.



NOTE J
INCOME TAXES

The provision for income taxes including tax effects of security transaction gains (losses) (2002 - $176,000; 2001 - $353,000; 2000 - ($5,000)) are as
follows:

                                          Year Ended December 31
                                     ---------------------------------
(In thousands)                       2002          2001          2000
----------------------------------------------------------------------
Current
  Federal                          $8,746        $8,034        $6,666
  State                             1,380         1,335         1,149
Deferred
  Federal                            (379)          (34)         (121)
  State                               (70)           (9)          (26)
                                --------------------------------------
TOTAL                              $9,677        $9,326        $7,668
                                ======================================

Temporary differences in the recognition of revenue and expense for tax and financial reporting purposes resulted in deferred income taxes as follows:

                                          Year Ended December 31
                                     ---------------------------------
(In thousands)                       2002          2001          2000
----------------------------------------------------------------------
Depreciation                       $ (100)       $ (155)       $ (180)
Allowance for loan losses              80            71           (78)
Interest and fee income              (420)         (428)           98
Other real estate owned                 0             3            11
Other                                  (9)          466             2
                                --------------------------------------
TOTAL                              $ (449)        $ (43)       $ (147)
                                ======================================

The difference between the total expected tax expense (computed by applying the U.S. Federal tax rate of 35% to pretax income in 2002, 2001 and 2000) and the reported income tax expense relating to income before income taxes is as follows:

                                          Year Ended December 31
                                     ---------------------------------
(In thousands)                       2002          2001          2000
----------------------------------------------------------------------
Tax rate applied to income
  before income taxes              $8,737        $8,210        $6,915
Increase (decrease) resulting
  from the effects of:
  Tax-exempt interest on
    obligations of
    states and political
    subdivisions                     (117)         (136)         (182)
  State income taxes                 (459)         (464)         (393)
  Dividend exclusion                    0            (7)           (8)
  Amortization of intangibles          88           193           201
  Other                               118           204            12
                                --------------------------------------
Federal tax provision               8,367         8,000         6,545
State tax provision                 1,310         1,326         1,123
                                --------------------------------------
Applicable income taxes            $9,677        $9,326        $7,668
                                ======================================

The net deferred tax assets (liabilities) are comprised of the following:

                                        Year Ended December 31
                                        ----------------------
(In thousands)                            2002          2001
--------------------------------------------------------------
Allowance for loan losses              $ 2,301       $ 2,381
                                   ---------------------------
   Gross deferred tax assets             2,301         2,381
Depreciation                             (270)         (370)
Interest and fee income                   (48)         (468)
Net unrealized securities gains          (513)         (871)
Other                                     (46)          (55)
                                   ---------------------------
   Gross deferred tax liabilities        (877)       (1,764)
Deferred tax asset valuation allowance      0             0
                                   ---------------------------
Net deferred tax assets               $ 1,424         $ 617
                                   ===========================

The tax effects of unrealized gains (losses) included in the calculation of comprehensive income as presented in the Statements of Shareholder's Equity for the three years ended December 31, are as follows:

(In thousands)
----------------------

2002            ($358)
2001            2,573
2000            1,600
----------------------



NOTE K
NONINTEREST INCOME AND EXPENSES

Details of noninterest income and expenses follow:
                                                      Year Ended December 31
                                                   -----------------------------
 (In thousands)                                    2002      2001        2000
--------------------------------------------------------------------------------
Noninterest income

  Service charges on deposit accounts            $5,105     $5,110       $4,865
  Trust fees                                      2,177      2,497        2,704
  Mortgage banking fees                           3,364      2,456          770
  Brokerage commissions and fees                  2,045      1,805        2,421
  Marine finance fees                             1,408        743          361
  Debit card income                                 980        735          428
  Other deposit based EFT fees                      376        312          227
  Other                                           1,419      1,450        1,374
                                         ---------------------------------------
                                                 16,874     15,108       13,150

Securities gains (losses)                           457        915          (12)
                                         ---------------------------------------
TOTAL                                           $17,331    $16,023      $13,138
                                         =======================================

Noninterest expenses
  Salaries and wages                            $15,761    $14,776      $13,077
  Employee benefits                               4,304      3,866        3,177
  Outsourced data processing costs                4,795      4,468        4,106
  Occupancy                                       3,365      3,358        3,343
  Furniture and equipment                         1,989      2,190        2,108
  Marketing                                      2,036       1,908        1,717
  Legal and professional fees                    1,538       1,230        1,177
  FDIC assessments                                 173         177          184
  Amortization of intangibles                      252         552          636
  Other                                          5,577       5,535        5,352
                                         ---------------------------------------
TOTAL                                          $39,790     $38,060      $34,877
                                         =======================================


NOTE L
SHAREHOLDERS' EQUITY

The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 450,000 common shares for issuance in connection with an employee profit sharing plan. At December 31, 2002 an aggregate of 105,708 shares and 157,226 shares, respectively, have been issued as a result of employee participation in these plans.

In 2002, the Company's shareholders approved a capital simplification and eliminated its Class B Common Stock which was converted on a one-for-one basis into Class A Common Stock. In addition, the Class A Common Stock liquidation preference was eliminated.

Holders  of common  stock  are  entitled  to one vote per  share on all  matters
presented   to   shareholders   as  provided  in  the   Company's   Articles  of
Incorporation.

The Company repurchases its common shares in an ongoing effort to manage its capital position and to fund shares used for the Company's stock option and stock purchase plans.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

The most recent notification from the Company's regulator categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth above. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                                                 Minimum To Be Well
                                                                     Minimum for Capital      Capitalized Under Prompt
                                                                     Adequacy Purposes     Corrective Action Provisions
                                     ----------------------------------------------------------------------------------
(Dollars in thousands)                        Amount         Ratio       Amount        Ratio       Amount       Ratio

-----------------------------------------------------------------------------------------------------------------------
At December 31, 2002:

      Total Capital (to risk-weighted       $103,902         13.77%     $60,327       > 8.00%    $ 75,405     > 10.00%
      assets)                                                                         -                       -
      Tier 1 Capital (to risk-weighted        97,076         12.87       30,164       > 4.00%      45,243     >  6.00%
      assets)                                                                         -                       -
      Tier 1 Capital (to adjusted             97,076          7.99       48,599       > 4.00%      60,748     >  5.00%
      average assets)                                                                 -                       -

At December 31, 2001:


      Total Capital (to risk-weighted       $ 96,135          12.64%    $60,851       > 8.00%    $ 76,064     > 10.00%
      assets)                                                                         -                       -
      Tier 1 Capital (to risk-weighted        89,101          11.71      30,426       > 4.00%      45,638     >  6.00%
      assets)                                                                         -                       -
      Tier 1 Capital (to adjusted             89,101           7.49      47,557       > 4.00%      59,446     >  5.00%
      average assets)                                                                 -                       -

--------------------------------------------------------------------------------
The above ratios are comparable for the Company's wholly owned subsidiary.



NOTE M
SEACOAST BANKING CORPORATION OF FLORIDA
(PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS
                                                         At December 31
                                           -------------------------------------
(Dollars in thousands)                               2002            2001
--------------------------------------------------------------------------------
Assets
  Cash                                              $  10           $  10
  Securities purchased under agreement to
    resell with subsidiary bank, maturing
    within 30 days                                  2,105           1,039
  Investment in subsidiaries                       98,390          92,287
  Other assets                                        463             340
                                           -------------------------------------
                                                $ 100,968        $ 93,676
                                           =====================================

Liabilities and Shareholders' Equity

Liabilities                                     $     221        $    157
Shareholders' equity                              100,747          93,519
                                           -------------------------------------
                                                $ 100,968        $ 93,676
                                           =====================================

STATEMENTS OF INCOME

                                                     Year Ended December 31
                                            ---------------------------------
(Dollars in thousands)                               2002      2001     2000
-----------------------------------------------------------------------------
Income
  Dividends
    Subsidiary                                   $  9,150  $  8,700 $  6,650
    Other                                               0        27       32
  Interest/other                                       25        70      106
                                          -----------------------------------
                                                    9,175     8,797    6,788
Expenses                                              919       706      686
                                          -----------------------------------
Income before income tax credit
 and equity in undistributed
 income of subsidiaries                             8,256     8,091    6,102
Income tax credit                                     313       242      218
                                         ------------------------------------
Income before equity in
 undistributed income of
 subsidiaries                                       8,569     8,333    6,320
Equity in undistributed income of
 subsidiaries                                       6,717     5,797    5,768
                                         ------------------------------------
Net income                                        $15,286   $14,130  $12,088
                                         ====================================



STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                                  --------------------------
(Dollars in thousands)                               2002      2001     2000
----------------------------------------------------------------------------
Increase (Decrease) in Cash
Cash flows from operating activities
  Interest received                               $    25   $    57  $   106
  Dividends received                                9,150     8,730    6,682
  Income taxes received                               335       264      186
  Cash paid to suppliers                           (1,000)     (814)  (1,162)
                                                  ---------------------------
Net cash provided by operating
  activities                                        8,510     8,237    5,812
Cash flows from investing activities
  Decrease (increase) in securities
    purchased under agreement to
    resell, maturing in 30 days                    (1,066)     (254)   2,096
  Maturities of securities held for sale                0       500        0
                                                  --------------------------
Net cash provided by (used in)
 investing activities                              (1,066)      246    2,096
Cash flows from financing activities
  Exercise of stock options                           653     1,281      236
  Treasury stock purchased                         (2,391)   (4,457)  (3,119)
  Dividends paid                                   (5,706)   (5,307)  (5,025)
                                                  ---------------------------
Net cash used in financing
 activities                                        (7,444)   (8,483)  (7,908)
                                                  ---------------------------
Net change in cash                                      0         0        0
Cash at beginning of year                              10        10       10
                                                  ---------------------------
Cash at end of year                               $    10   $    10  $    10
                                                  ===========================

RECONCILIATION OF NET INCOME TO
CASH PROVIDED BY OPERATING ACTIVITIES

Net income                                        $15,286   $14,130  $12,088
Adjustments to reconcile net cash provided
by operating activities
  Equity in undistributed income
   of subsidiaries                                 (6,717)   (5,797)  (5,768)
  Other, net                                          (59)      (96)    (508)
                                           ----------------------------------
Net cash provided by operating
 activities                                       $ 8,510   $ 8,237  $ 5,812
                                           ==================================



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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $135,685,000 outstanding at December 31, 2002, $72,518,000 is secured by 1-4 family residential properties.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidation risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. The extent of collateral held for the above secured standby letters of credit at December 31, 2002 and 2001 amounted to $4,491,000 and $3,893,000, respectively.

                                                     At December 31
                                                  ---------------------
(In thousands)                                    2002             2001
--------------------------------------------------------------------------------
                                                       Contract or
                                                       Notional Amount
--------------------------------------------------------------------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments to extend credit                 $135,685          $114,865

Standby letters of credit and
  financial guarantees written:
    Secured                                       1,439               837
    Unsecured                                       621               515
--------------------------------------------------------------------------------



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

The following is an analysis of the mortgage  servicing rights,  net at December
31:

(In thousands)                                    2002         2001
-----------------------------------------------------------------------
Unamortized balance at beginning of year     $   1,208   $   1,296
Origination of mortgage servicing rights            57         222
Amortization                                      (408)       (310)
                                             --------------------------
                                                   857       1,208
Valuation allowance
Beginning balance                                 (158)       (126)
Addition charged to operations                    (100)        (32)
                                             --------------------------
Ending balance                                    (258)       (158)
                                             --------------------------
  TOTAL                                       $    599   $   1,050
                                             ==========================


                                                     At December 31
                                             --------------------------
(In thousands)                                    2002         2001
-----------------------------------------------------------------------

Unpaid principal balance of serviced loans
for which mortgage servicing rights are
capitalized                                     $82,660     $115,921
                                              =========================
Unpaid principal balance of serviced loans
for which there are no servicing rights
capitalized                                     $13,582      $20,009
                                              =========================


NOTE P
SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Net income to Net Cash Provided by Operating Activities for three years ended:

                                                      Year Ended December 31
                                                      ----------------------
(In thousands)                                    2002        2001        2000
--------------------------------------------------------------------------------
Net Income                                     $15,286      $14,130     $12,088
Adjustments to reconcile net income to
  net cash provided by operating activities
   Depreciation and amortization                 8,187        3,565       2,559
   Provision for loan losses                         0            0         600
   Credit for deferred taxes                      (449)         (43)       (147)
   Gain (loss) on sale of securities              (457)        (915)         12
   Loss (gain) on sale and write down of
     foreclosed assets                             (23)          10          16
   Loss on disposition of equipment                  8            7          14
   Change in interest receivable                    21          580        (836)
   Change in interest payable                     (348)        (243)        294
   Change in prepaid expenses                      257          172        (677)
   Change in accrued taxes                         723         (382)        251
   Change in other liabilities                   1,310          815      (1,339)
                                           -------------------------------------
   TOTAL ADJUSTMENTS                             9,229        3,566         747
                                           -------------------------------------
Net cash provided by operating activities      $24,515      $17,696     $12,835
                                           =====================================

Supplemental disclosure of non cash investing activities:

Market value adjustment to securities          $(1,008)      $5,849      $4,564
Transfers from loans to other real
  estate owned                                      82           88         745

--------------------------------------------------------------------------------


NOTE Q
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31:

Cash and Cash Equivalents: The carrying amount was used as a reasonable estimate of fair value.

Securities: The fair value of U.S. Treasury and U.S. Government agency, mutual fund and mortgage backed securities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, etc. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

Loans Sold and Available for Sale: Fair values are based upon estimated values to be received from independent third party purchasers.

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Commitments to Extend Credit and Standby Letters of Credit: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the present creditworthiness of the counterparties.


                                                 At December 31           .
                                ------------------------------------------------
(In thousands)                            2002                     2001
--------------------------------------------------------------------------------
                                 Carrying       Fair      Carrying       Fair
                                  Amount        Value      Amount        Value
--------------------------------------------------------------------------------
Financial Assets

  Cash and cash equivalents     $ 49,822      $ 49,822    $ 92,114     $ 92,114
  Securities                     498,459       499,446     306,352      307,052
  Loans, net                     681,335       693,482     777,993      794,018
  Loans sold and available
    for sale                      13,814        14,021      19,135       19,422
Financial Liabilities
  Deposits                     1,030,540     1,038,418   1,015,154    1,019,503
  Borrowings                     142,967       142,967     111,704      114,039
Contingent Liabilities
  Commitments to extend credit         0           987           0        1,035
  Standby letters of credit            0            21           0           14
--------------------------------------------------------------------------------


NOTE R
EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined by including assumptions of stock option conversions.

                                                  Year Ended December 31
                                         ---------------------------------------
                                                                        Per
(Dollars in thousands                                                  Share
except per share data)                   Net Income      Shares        Amount
--------------------------------------------------------------------------------
2002
Basic Earnings Per Share
   Income available to common
   shareholders                             $15,286    13,954,866      $1.10
   Options issued to executives                                       ----------
      (see Note H)                                        334,127
                                         ------------------------
Diluted Earnings Per Share
   Income available to common
   shareholders plus assumed
   conversions                               $15,286   14,288,993      $1.07
                                         =======================================
2001
Basic Earnings Per Share
   Income available to common
   shareholders                              $14,130   14,110,242      $1.00
                                                                      ----------
   Options issued to executives
     (see Note H)                                         214,287
                                         ------------------------
Diluted Earnings Per Share
   Income available to common
   shareholders plus assumed
   conversions                               $14,130   14,324,529      $0.99
                                         =======================================
2000
Basic Earnings Per Share
   Income available to common
   shareholders                              $12,088   14,343,645      $0.84
                                                                      ----------
   Options issued to executives
     (see Note H)                                         100,131
                                         ------------------------
Diluted Earnings Per Share
   Income available to common
   shareholders plus assumed
   conversions                              $ 12,088   14,443,776      $0.84
                                         =======================================



NOTE S
GOODWILL AMORTIZATION TRANSITION DISCLOSURES

Reported net income for years ended December 31, 2002, 2001 and 2000 without goodwill amortization expense were as follows:

(In thousands, except per share data)             2002        2001          2000
--------------------------------------------------------------------------------

Reported net income                            $15,286     $14,130       $12,088
Goodwill amortization (net of tax)                   0         184           184
                                               ---------------------------------
Adjusted net income                            $15,286     $14,314       $12,272
                                               =================================
Net income per share Common Stock
   Diluted as reported                           $1.07       $0.99         $0.84
   Goodwill (net of tax)                          0.00        0.01          0.01
                                               ---------------------------------
   Adjusted net income                           $1.07       $1.00         $0.85
                                               =================================
   Basic as reported                             $1.10       $1.00         $0.84
   Goodwill (net of tax)                          0.00        0.01          0.01
                                               ---------------------------------
   Adjusted net income                           $1.10       $1.01         $0.85
                                               =================================

                     SEACOAST BANKING CORPORATION OF FLORIDA

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, Dennis S. Hudson, III, certify that:

1. I have reviewed this Annual Report on Form 10-K of Seacoast Banking Corporation of Florida;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 24, 2003

/s/  Dennis S. Hudson, III
Dennis S. Hudson, III
President and Chief Executive Officer

                     SEACOAST BANKING CORPORATION OF FLORIDA

                            CERTIFICATION PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I, William R. Hahl, certify that:

1. I have reviewed this Annual Report on Form 10-K of Seacoast Banking Corporation of Florida;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 24, 2003

/s/  William R. Hahl
William R. Hahl
Executive Vice President and
Chief Financial Officer

                                                                    EXHIBIT 3.1
                              AMENDED AND RESTATED

                            ARTICLES OF INCORPORATION
                                       OF
                     SEACOAST BANKING CORPORATION OF FLORIDA


                                    ARTICLE I
                                      NAME

     The name of the corporation (the "Corporation") is: "Seacoast Banking Corporation of Florida".


                                   ARTICLE II
                                TERM OF EXISTENCE

     The Corporation shall have perpetual duration and existence.


                                   ARTICLE III
                               OBJECTS AND POWERS

     The nature of the Corporation's business, and its objects, purposes and powers are as follows:

     3.01 Holding Company Activities. To purchase or otherwise acquire, to own and to hold the stock of banks and other corporations, and to do every act and thing covered generally by the denominations "holding corporation", "bank holding company", and "financial holding company", and especially to direct the operations of other entities through the ownership of stock or other interests therein.

     3.02 Investments, etc. To purchase, subscribe for, acquire, own, hold, sell, exchange, assign, transfer, mortgage, pledge, hypothecate or otherwise transfer or dispose of stock, scrip, warrants, rights, bonds, securities or evidences of indebtedness created by any other corporation or corporations organized under the laws of any state, or any bonds or evidences of indebtedness of the United States or any state, district, territory, dependency or county or subdivision or municipality thereof, and to issue and exchange therefor cash, capital stock, bonds, notes or other securities, evidences of indebtedness or obligations of the Corporation and while the owner thereof to exercise all rights, powers and privileges of ownership, including the right to vote on any shares of stock, voting trust certificates or other instruments so owned.

     3.03 Other Business. To transact any business, to engage in any lawful act or activity and to exercise all powers permitted to corporations by the Florida Business Corporation Act (the "FBCA").

     The enumeration herein of the objects and purposes of the Corporation shall not be deemed to exclude or in any way limit by inference any powers, objects or purposes that the Corporation is empowered to exercise, whether expressly, by purpose or by any of the laws of the State of Florida or any reasonable construction of such laws.


                                   ARTICLE IV
                                  CAPITAL STOCK

     4.01 General. The total number of shares of all classes of capital stock ("Shares") which the Corporation shall have the authority to issue is 26,000,000 consisting of the following classes:

     (1) 22,000,000 Shares of common stock, $.10 par value per share ("Common Stock"); and

     (2) 4,000,000 Shares of preferred stock, $.10 par value per share ("Preferred Stock").

     4.02 Preferred Stock. Shares of Preferred Stock may be issued for any purpose and in any manner permitted by law, in one or more distinctly designated series, as a dividend or for such consideration as the Corporation's Board of Directors may determine by resolution or resolutions from time to time adopted.

     The Board of Directors is expressly authorized to fix and determine, by resolution or resolutions from time to time adopted prior to the issuance of any Shares of a particular series of Preferred Stock, the designations, voting powers (if any), preferences, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including, but without limiting the generality of the foregoing, the following:

          (1)The distinctive designation and number of Shares of Preferred Stock that shall constitute a series, which number may from time to time be increased or decreased (but not below the number of Shares of such series then outstanding), by like action of the Board of Directors;

          (2)The rate or rates and times at which dividends, if any, shall be paid on each series of Preferred Stock, whether such dividends shall be cumulative or non-cumulative, the extent of the preference, subordination or other relationship to dividends declared or paid, or any other amounts paid or distributed upon, or in respect of, any other class or series of Preferred Stock or other Shares;

          (3)Redemption provisions, if any, including whether or not Shares of any series may be redeemed by the Corporation or by the holders of such series of Preferred Stock, or by either, and if redeemable, the redemption price or prices, redemption rate or rates, and such adjustments to such redemption price(s) or rate(s) as may be determined, the manner and time or times at which, and the terms and conditions upon which, Shares of such series may be redeemed;

          (4)Conversion, exchange, purchase or other privileges, if any, to acquire Shares or other securities of any class or series, whether at the option of the Corporation or of the holder, and if subject to conversion, exchange, purchase or similar privileges, the conversion, exchange or purchase prices or rates and such adjustments thereto as may be determined, the manner and time or times at which such privileges may be exercised, and the terms and conditions of such conversion, exchange, purchase or other privileges;

          (5)The rights, including the amount or amounts, if any, of preferential or other payments or distributions to which holders of Shares of any series are entitled upon the dissolution, winding-up, voluntary or involuntary liquidation, distribution, or sale or lease of all or substantially all of the assets of the Corporation; and

          (6)The terms of the sinking fund, retirement, redemption or purchase account, if any, to be provided for such series and the priority, if any, to which any funds or payments allocated therefor shall have over the payment of dividends, or over sinking fund, retirement, redemption, purchase account or other payments on, or distributions in respect of, other series of Preferred Stock or Shares of other classes.

     All Shares of the same series of Preferred Stock shall be identical in all respects, except there may be different dates from which dividends, if any, thereon may cumulate, if made cumulative.

     4.03 Dividends. Dividends upon all classes and series of Shares shall be payable only when, as and if declared by the Board of Directors from funds lawfully available therefor, which funds shall include, without limitation, the Corporation's capital surplus. Dividends upon any class or series of Corporation Shares may be paid in cash, property, or Shares of any class or series or other securities or evidences of indebtedness of the Corporation or any other issuer, as may be determined by resolution or resolutions of the Board of Directors.

     4.04 Rights, Warrants, Options, etc. The Board of Directors is expressly authorized to create and issue, by resolutions adopted from time to time, rights, warrants or options entitling the holders thereof to purchase Shares of any kind, class or series, whether or not in connection with the issuance and sale of any Shares, or other securities or indebtedness. The Board of Directors also is authorized expressly to determine the terms, including, without limitation, the time or times within which and the price or prices at which Shares may be purchased upon the exercise of any such right or option. The Board of Directors' judgment shall be conclusive as to the adequacy of the consideration received for any such rights or options.

     4.05 No Preemptive Rights. No holder of any Shares of any kind, class or series shall have, as a matter of right, any preemptive or preferential right to subscribe for, purchase or receive any Shares of any kind, class or series or any Corporation securities or obligations, whether now or thereafter authorized.


                                    ARTICLE V
                                REGISTERED AGENT

     The Corporation's registered office and initial registered agent at that address shall be:

                              Dennis S. Hudson, III
                              815 Colorado Avenue
                              Stuart, Florida 34994


                                   ARTICLE VI
                               BOARD OF DIRECTORS

     6.01 Number. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors, each of whose members shall have the qualifications, if any, set forth in the Bylaws, and who need not be residents of the State of Florida. The number of directors of the Corporation (exclusive of directors to be elected by the holders of any one or more series of Preferred Stock voting separately as a class or classes) that shall constitute the Whole Board of Directors shall be between 3 and 14, with the exact number determined from time to time by resolution adopted by the affirmative vote of at least (i) two-thirds (66 2/3%) of the Whole Board of Directors and (ii) a majority of the Continuing Directors. In no event shall the Whole Board of Directors consist of less than 11 persons.

     6.02 Classification; Vacancies. The Board of Directors shall be divided into three classes, designated Classes I, II and III, as nearly equal in number as the then total number of directors constituting the Whole Board of Directors permits, with the term of office of one class expiring each year. At the annual meeting of shareholders when the Board of Directors is first classified, directors of Class I shall be elected to hold office for a term expiring at the next succeeding annual meeting, directors of Class II shall be elected to hold office for a term expiring at the second succeeding annual meeting and directors of Class III shall be elected to hold office for a term expiring at the third succeeding annual meeting. Any vacancies in the Board of Directors for any reason, and any newly created directorships resulting from any increase in the number of directors, may be filled only by the Board of Directors, acting by vote of (i) 66 2/3% of the directors then in office and (ii) a majority of the Continuing Directors, although less than a quorum, or if no directors remain by the affirmative vote of not less than (i) 66 2/3% of the Voting Shares and (ii) an Independent Majority of Shareholders, and any directors so chosen shall hold office until the next election of the class of the director they have replaced and until their successors have been elected and qualified. No decrease in the number of directors shall shorten the term of any incumbent director. Notwithstanding the foregoing, and except as otherwise required by law, whenever the holders of any one or more series of Preferred Stock shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the terms of the director or directors elected by such holders shall expire at the next succeeding annual meeting of shareholders and vacancies created with respect to any directorship of the directors so elected shall be filled in the manner specified by such series of Preferred Stock. Subject to the foregoing, at each annual meeting of shareholders, the successors to the class of directors whose term is then expiring shall be elected to hold office for a term expiring at the third succeeding annual meeting and until their successors have been elected and qualified.

     6.03 Nominations. In addition to the right of the Corporation's Board of Directors to make nominations for the election of directors, nominations for the election of directors may be made by any shareholder entitled to vote generally in the election of directors if that shareholder complies with all of the provisions of this Section 6.03.

          (1) Advance notice of such proposed nomination shall be received by the Secretary of the Corporation (a) with respect to an election of directors to be held at an annual meeting, not less than 60 days nor more than 90 days prior to the anniversary of the last annual meeting of Corporation shareholders (or, if the date of the annual meeting is changed by more that 20 days from such anniversary date, within 10 days after the date that the Corporation mails or otherwise gives notice of the date of such meeting) and (b) with respect to an election to be held at a special meeting called for that purpose, not later than the close of the tenth day following the date on which notice of the meeting was first mailed to shareholders.

          (2) Each notice under Section 6.03 (1) shall set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee during the past five years, (iii) the number of Shares of the Corporation which are Beneficially Owned by each such nominee; (iv) whether such person or persons are or have ever been at any time directors, officers or beneficial owners of 5% or more of any class of capital stock, partnership interests or other equity interest of any Person and if so a description thereof; any directorships or similar position, and/or
     Beneficial Ownership of 5% or more of any class of capital stock, partnership interests or other equity interest held by such person or persons in any Person with a class of securities registered pursuant to
     Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended; (v) whether, in the last five years, such person or persons are or have been convicted in a criminal proceeding or have been subject to a judgment, order, finding or decree of any federal, state or other governmental, regulatory or self-regulatory entity, concerning any violation of federal, state or other law, or any proceeding in bankruptcy, in order to evaluate the ability or integrity of the nominee; (vi) the name and address of the nominator and the number of Shares of the Corporation held by the nominator, and a written confirmation that the nominator is and will remain a shareholder of the Corporation through the meeting; (vii) represent that the nominator intends to appear in person or by proxy at the meeting to make such nomination, (viii) full disclosure of the existence and terms of all agreements and understandings, between the nominator or any other person and the nominee with respect to the nominee's nomination, or possible election and service to the Corporation's Board of Directors, or a confirmation that there are no such arrangements or understandings; (ix) the written consent of each such person to serve as a director if elected; and (x) any other information reasonably requested by the Corporation.

          (3) The nomination made by a shareholder may only be made in a meeting of the shareholders of the Corporation called for the election of directors at which such shareholder is present in person or by proxy, and can only be made by a shareholder who has therefore complied with the notice provisions of Sections 6.03 (1) and (2). The foregoing provisions are not intended to and shall not limit the responsibilities of any nominator or nominees, or their respective Affiliates or Associates responsibilities under applicable law, including, without limitation, federal and state securities laws.

          (4) The chairman of the shareholders' meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded. The Corporation's Nominating Committee shall evaluate any proper nomination and may, in its discretion, make a recommendation thereon to the shareholders.

     6.04 Removal. Directors may be removed only for cause upon the affirmative vote of (a) 66 2/3 % of all Voting Shares and (b) an Independent Majority of Shareholders at a meeting duly called and held for that purpose upon not less than 30 days' prior written notice.


                                   ARTICLE VII
                  PROVISIONS RELATING TO BUSINESS COMBINATIONS

     7.01 Definitions. The following defined terms are used in other Articles, and shall have the meanings specified below.

     7.01.1 An "Affiliate" of, or a Person "affiliated with", a specified Person, means a Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the Person specified.

     7.01.2 The terms "Associate" or "associated with", as used to indicate a relationship with any Person, mean:

          (1) Any corporation, organization or entity (other than the Corporation) of which such Person is an officer or partner, or is directly or indirectly the beneficial owner of 10% or more of any class of equity securities;

          (2) Any trust or other estate in which such Person has a 10% or greater beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity;

          (3) Any relative or spouse of such Person, or any relative of such spouse who has the same home as such Person; or

          (4) Any investment company registered under the Investment Company Act of 1940 for which such Person or any Affiliate or Associate of such Person serves as investment adviser.

     7.01.3 A person shall be considered the "Beneficial Owner" of and shall be deemed to "beneficially own" any shares of stock (whether or not owned of record):

          (1) With respect to which such Person or any Affiliate or Associate of such Person directly or indirectly has or shares (i) voting power, including the power to vote or to direct the voting of such shares of stock and/or (ii) investment power, including the power to dispose of or to direct the disposition of such shares of stock;

          (2) Where such Person or any Affiliate or Associate of such Person has
     (i) the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange or purchase rights, warrants, options, or otherwise, and/or (ii) the right to vote pursuant to any agreement, arrangement or understanding (whether such right is exercisable immediately or only after the passage of time); or

          (3) Which are Beneficially Owned within the meaning of subsections (1) or (2) of this Section 7.01.3 by any other Person with which such first-mentioned Person or any of its Affiliates or Associates has any agreement, arrangement or understanding, written or verbal, formal or informal with respect to acquiring, holding, voting or disposing of any shares of stock of the Corporation or any Subsidiary of the Corporation or acquiring, holding or disposing of all or substantially all, or any Substantial Part, of the assets or businesses of the Corporation or a Subsidiary of the Corporation.


     For the purpose only of determining whether a Person is the Beneficial Owner of a percentage specified in this Article VII of the outstanding Voting Shares, such shares shall be deemed to include any interest in Voting Shares which may be issuable, transferred or voted or disposed of pursuant to any agreement, trust, arrangement or understanding or upon the exercise of conversion rights, exchange or purchase rights, warrants, options or otherwise and which Voting Shares are deemed to be beneficially owned by such Person pursuant to the foregoing provisions of this Section 7.01.3.

     7.01.4 A "Business Combination" means:

          (1) The sale, exchange, lease, transfer or other disposition to or with any Person or any Affiliate or Associate of any such Person by the Corporation or any of its Subsidiaries (in a single transaction or in a series of related transactions) of all or substantially all, or any Substantial Part, of its or their assets or businesses (including, without limitation, any securities issued by a Subsidiary and assets of a Subsidiary);

          (2) Any merger, consolidation or purchase and/or assumption ("P&A") of assets and/or liabilities of the Corporation or any Subsidiary thereof into or with another Person or any Affiliate or Associate of such person or into or with another Person where, after such merger, consolidation or P&A, such Person alone or together with its Affiliates or Associates would be a Related Person or an Affiliate or an Associate of a Related Person, in each case irrespective of which Person is the surviving entity in such merger or consolidation;

          (3) Any reclassification of securities (including, without limitation, a reverse stock split), recapitalization or other transaction (other than a redemption in accordance with the terms of the security redeemed) which has the effect, directly or indirectly, of increasing other than pro rata with other Corporation shareholders, the proportionate amount of Voting Shares of the Corporation or any Subsidiary thereof which are Beneficially Owned by a Related Person, or the adoption of any plan or proposal of partial or complete liquidation, dissolution, spinoff, splitoff or splitup of the Corporation or any Subsidiary thereof; and

          (4) The acquisition after the date of adoption of these Amended and Restated Articles of Incorporation by a Person of Voting Shares or securities convertible into or exchangeable for 5% or more of the Voting Shares or any voting securities or securities convertible into 5% or more of the voting securities of any Subsidiary of the Corporation, or the acquisition upon the issuance thereof of Beneficial Ownership by a Related Person of any rights, warrants or options to acquire any of the foregoing or any combination of the foregoing Voting Shares or voting securities of a Subsidiary; provided, however, this subsection (4) shall not apply to the acquisition of any such Voting Shares, securities, options, rights or warrants issued pursuant to any stock option plan or any pension, profit sharing, benefit or stock purchase plans maintained by the Corporation or any of its Subsidiaries.

     As used in this definition, a "series of related transactions" shall be deemed to include a series of transactions with the same Person considered together with all Affiliates and Associates of such Person.

     The foregoing provision of this Section 7.01.4 notwithstanding, a Business Combination shall not include any merger, consolidation, P&A or other transaction described in the definition of Business Combination with the Corporation and/or any of its Subsidiaries, as a result of which a Person who is not a Related Person prior to such transaction does not become a Related Person.

     7.01.5 A "Continuing Director" means a member of the Board of Directors who either (i) was first elected as a director of the Corporation prior to March 1, 2002 or (ii) prior to any Person becoming a Related Person and was designated as a Continuing Director by a majority vote of the Continuing Directors.

     7.01.6 "Independent Majority of Shareholders" shall mean the holders of a majority of the outstanding Voting Shares that are not Beneficially Owned or controlled, directly or indirectly, by a Related Person.

     7.01.7 The term "Person" shall mean any individual, partnership, trust, firm, joint venture, corporation, group or other entity (other than the Corporation, any Subsidiary of the Corporation or a trustee holding stock for the benefit of employees of the Corporation or its Subsidiaries, or any one of them, pursuant to one or more employee benefit plans or arrangements). When two or more Persons act as a partnership, limited partnership, syndicate, association or other group for the purpose of acquiring, holding, or disposing of shares of stock, such partnership, syndicate, association or group shall be deemed a "Person".

     7.01.8 "Related Person" means any Person which is the Beneficial Owner as of the date of determination by a majority of the Whole Board of Directors or immediately prior to the consummation of a Business Combination, or both, of 5% or more of the Voting Shares, or any Person who is an Affiliate of the Corporation and at any time within five years preceding the determination of such status by the Whole Board of Directors was the Beneficial Owner of 5% or more of the Corporation's then outstanding Voting Shares; provided, however, that "Related Person" shall not include (i) any Person who is the Beneficial Owner of more than 5% of the Corporation's Voting Shares on March 1, 2002, (ii) any plan or trust established for the benefit of the Corporation's employees generally or (iii) any Subsidiary of the Corporation that holds Voting Shares in a fiduciary capacity, whether or not it has the authority to vote or dispose of such securities.

     7.01.9 The term "Substantial Part" as used with reference to the assets of the Corporation, of any Subsidiary or of any Related Person means assets having a value of more than 10% of the total consolidated assets of the Corporation and its Subsidiaries as of the end of the Corporation's most recent quarter ending prior to the time the determination is being made.

     7.01.10 "Subsidiary" shall mean any corporation or other entity of which the Person in question owns not less than 50% of any class of equity securities, directly or indirectly, and "Significant Subsidiary" shall mean a Subsidiary that also meets the tests for a "significant subsidiary" under Securities and Exchange Commission Regulation S-X, Rule 1-02(w).

     7.01.11 "Voting Shares" means all Shares of the Corporation entitled to vote generally in the election of Corporation directors.

     7.01.12 "Whole Board of Directors" means the total number of directors that the Corporation would have if there were no vacancies.

     7.02 Approval and Voting Requirements. The affirmative vote of the holders of two-thirds (66 2/3%) of all the shares of Common Stock outstanding and entitled to vote, voting as a separate class, and the affirmative vote of the holders of shares with two-thirds (66 2/3%) of all the votes entitled to be cast by all shares of Common Stock of all classes outstanding, voting together as a single class, shall be required to approve any of the following:

          (a) any merger or consolidation of the Corporation with or into any other corporation;

          (b) any share exchange in which a corporation, person, or entity acquires the issued or outstanding shares of stock of this Corporation pursuant to a vote of shareholders;

          (c)  any  sale,   lease,   exchange  or  other  transfer  of  all,  or
     substantially all, of the assets of this Corporation or any significant subsidiary of this Corporation to any other corporation, person or entity;

          (d) any transaction similar to, or having a similar affect as, any of the foregoing transactions.



     Such affirmative votes shall apply and be required whether or not a vote of the stockholders otherwise would be required by law or the rules of any securities exchange or market (collectively, an "SRO") on which this Corporation has shares of its capital stock listed or traded and notwithstanding that a lesser vote of stockholders might otherwise be required by law or SRO; provided, however no such affirmative votes shall be required where this Corporation is issuing shares of its capital stock or paying cash or other consideration to acquire, directly or indirectly, another corporation, person or entity.

     7.03 Evaluation of Business Combinations, etc. In connection with the exercise of its judgment in determining what is in the best interest of the Corporation and its shareholders when evaluating an actual or proposed Business Combination, a tender or exchange offer, a solicitation of options or offers to purchase or sell Corporation Shares by another Person, or a solicitation of proxies to vote Corporation Shares by another Person, the Corporation's Board of Directors, in addition to considering the adequacy and form of the consideration to be paid in connection with any such transaction, shall consider all of the following factors and any other factors which it deems relevant: (i) the social and economic effects of the transaction or proposal on the Corporation and its Subsidiaries, its and their employees, depositors, loan and other customers, creditors and the communities in which the Corporation and its Subsidiaries operate or are located; (ii) the business and financial condition, and earnings prospects of the acquiring Person or Persons, including, but not limited to, debt service and other existing financial obligations, financial obligations to be incurred in connection with the acquisition, and other likely financial obligations of the acquiring Person or Persons, and the possible effect of such conditions upon the Corporation and its Subsidiaries and the other elements of the communities in which the Corporation and its Subsidiaries operate or are located; (iii) the competence, experience, and integrity of the Person and their management proposing or making such actions; (iv) the prospects for a successful conclusion of the Business Combination; and (v) the Corporation's prospects as an independent entity. This Section 7.03 shall not be deemed to provide any constituency the right to be considered by the Board of Directors in connection with any transaction or matter.


                                  ARTICLE VIII
                               SPECIAL PROVISIONS

     In furtherance and not in limitation of the powers conferred by law, the following provisions for regulation of the Corporation, its directors and shareholders are hereby established:

     8.01 Bylaws. The Corporation's Board of Directors is authorized and empowered, upon the affirmative vote of two-thirds (66 2/3%) of the Whole Board of Directors and a majority of the Continuing Directors, to amend, alter, change or repeal any and all of the Corporation's Bylaws and to adopt new Bylaws, including, without limitation, establishing the exact number of directors to be fixed by resolution adopted by the Board of Directors from time to time consistent with Section 6.01 of these Articles of Incorporation. The shareholders may also amend the Bylaws by the affirmative vote of 66 2/3% of all Voting Shares entitled to vote on such amendment and by the affirmative vote of an Independent Majority of Shareholders.

     8.02 Shareholder Action by Consent. No action may be taken by written consent except as may be provided in the designation of the preferences, limitations and relative rights of any series of the Corporation's Preferred Stock. Any action required or permitted to be taken by the holders of Corporation Common Stock must be effected at a duly called annual or special meeting of such holders, and may not be effected by any consent in writing by such holders.

     8.03 Shareholder Requests for Special Meetings. The Corporation will hold a special meeting of shareholders on a proposed issue or issues at the request of shareholders only upon the receipt from the holders of half (50%) of all the votes entitled to be cast on the proposed issue or issues of signed, dated written demands for the meeting describing the purpose for which it is to be held.


                                   ARTICLE IX
                              SHAREHOLDER PROPOSALS

     9.01  Proposals.  In  addition to the right of the  Corporation's  Board of
Directors to submit proposals for a shareholder vote, proposals for a shareholder vote may be made in connection with any annual meeting of Corporation shareholders by any holder of voting shares ("Proponent") entitled to vote generally in the election of directors if that shareholder complies with all of the provisions of this Section 9.01.

          (1) Advance notice of such proposal shall be received by the Secretary of the Corporation (a) with respect to an annual meeting, not less than 60 days nor more than 90 days prior to the anniversary of the last annual meeting of Corporation shareholders (or, if the date of the annual meeting is changed by more that 20 days from such anniversary date, within 10 days after the date that the Corporation mails or otherwise gives notice of the date of such meeting) and (b) with respect to a special meeting, not later than the close of the tenth day following the date on which notice of the meeting was first mailed to shareholders.

          (2) Each notice under Section 9.01(1) shall set forth (i) the names and business addresses of the Proponent and all persons acting in concert with the Proponent, (ii) the name and address of the Proponent and persons identified in clause (i), as they appear on the Corporation's books (if they so appear); (iii) the class and number of Voting Shares of the Corporation that are beneficially owned by the Proponent and the persons identified in clause (i); (iv) a description of the proposal containing all material information relating thereto; and (v) such other information as the Board of Directors reasonably determines is necessary or appropriate to enable the Board of Directors and shareholders of the Corporation to consider the proposal.

          (3) The proposal made by a shareholder may only be made in a meeting of the shareholders of the Corporation at which such shareholder is present in person or by proxy, and can only be made by a shareholder who has therefore complied with the notice provisions of Sections 9.01(1) and (2), and is subject further to compliance with all applicable laws, including, without limitation, federal and state securities laws.

          (4) The Chairman of the shareholders' meeting may, if the facts warrant, determine and declare to the meeting that a proposal was not made in accordance with the foregoing procedures, and if he should so determine, he shall so declare to the meeting and the defective proposal shall be disregarded.



                                    ARTICLE X
                     AMENDMENT OF ARTICLES OF INCORPORATION

     The Corporation reserves the right to amend, alter, change or repeal any provision contained in these Articles of Incorporation, in the manner now or hereafter prescribed by statute or these Articles, and all rights conferred upon shareholders herein are granted subject to this reservation. These Articles of Incorporation may be amended as provided by law; provided, however, that the affirmative vote of the holders of two-thirds (66 2/3%) of all of the Voting Shares outstanding and entitled to vote, voting as classes, if applicable, and an Independent Majority of Shareholders shall be required to approve any change of Articles VI, VII, IX and X of these Articles of Incorporation.

                                                                   EXHIBIT 3.2




                   -------------------------------------------

                          SEACOAST BANKING CORPORATION
                                   OF FLORIDA

                           AMENDED AND RESTATED BYLAWS
                   -------------------------------------------
























                                                               Adopted as of
                                                             December 17, 2002

                   -------------------------------------------

                          SEACOAST BANKING CORPORATION
                                   OF FLORIDA

                           AMENDED AND RESTATED BYLAWS
                   -------------------------------------------


                                    ARTICLE I

                                     OFFICES

     Section 1 Principal Office. The principal office of Seacoast Banking Corporation of Florida (the "Corporation") shall be located in the city of Stuart, County of Martin, State of Florida. The Corporation may have such other offices, either within or without the State of Florida as the Board of Directors may designate or as the business of the Corporation may from time to time require.

     Section 2 Registered Office. The registered office of the Corporation required by the Florida Business Corporation Act (the "FBCA") to be maintained in the State of Florida initially will be the Corporation's principal office, but the address of the registered office may be changed from time to time by the Board of Directors and upon the Corporation notifying the Florida Secretary of State of such change.


                                   ARTICLE II

                                  SHAREHOLDERS

     Section 1. Annual Meeting. The annual meeting of the shareholders shall be held on a day set by the Board of Directors for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day.

     Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes unless otherwise prescribed by statute, may be called by the Chairman, the President or by the Board of Directors, and shall be called by the President at the request of the holders of Shares representing not less than 50% of all votes entitled to be cast by all Shares of Common Stock of the Corporation outstanding.

     Section 3. Place of Meeting. The Board of Directors may designate any place, either within or without the State of Florida unless otherwise prescribed by statute, as the place where any annual meeting or any special meeting of shareholders shall be held.

     Section 4. Notice of Meeting. Written notice stating the place, day and hour of the meeting, and the purpose or purposes for which the meeting is called, shall be delivered not less than 10 nor more than 60 days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail postage prepaid, addressed to the shareholder at his or her address as it appears on the stock transfer books of the Corporation.

     Section 5. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any shareholders' meeting or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Corporation's Board of Directors may close the Corporation's stock transfer books for a stated period not to exceed 70 days. In lieu of closing the stock transfer books, the Board of
Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than 70 days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a shareholders' meeting, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any shareholders' meeting has been made as provided in this section, such determination shall apply to any adjournment thereof, except where the determination has been made through the closing of the stock transfer books and the stated period of closing has expired or where the Board of Directors fixes a new record date.

     Section 6. Voting Lists. The officer or agent having charge of the stock transfer books for the Corporation's Shares shall make, at least 10 days before each shareholders' meeting or such shorter time as exists between the record date and the meeting, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of Shares of each class held by each, which list shall be kept on file at the Corporation's principal office and shall be available for inspection by any shareholder at any time during usual business hours. During such period, a shareholder or the shareholder's agent or attorney is entitled, on written demand, to inspect the list during regular business hours and at his or her expense, provided the demand is made in good faith for a proper purpose and describes with reasonable particularity the shareholder's purpose for such inspection. Such list shall also be produced and kept open at the time and place of the meeting and shall be available for inspection by any shareholder during the whole time of the meeting or any adjournment thereof. The original stock transfer book shall be prima facie evidence as to the shareholders entitled to examine such list or transfer books or to vote at the shareholders' meeting.

     Section 7. Quorum. At any shareholders' meeting, a majority of all votes entitled to be cast by the holders of the outstanding Shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum. If less than such number of the outstanding Shares are represented at a meeting, a majority of the Shares so represented or present may adjourn the meeting from time to time without further notice. Any business may be transacted at such adjourned meeting at which a quorum is present or represented, that might have been transacted at the meeting as originally called. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of shareholders resulting in less than a quorum being presented or represented.

     Section 8. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, except as otherwise provided in the proxy.

     Section 9. Voting. Each shareholder entitled to vote in accordance with the terms and provisions of the Corporation's Restated Articles of Incorporation and these Bylaws shall be entitled to vote, in person or by proxy, the appropriate number of votes as authorized by the Restated Articles of Incorporation for each Share entitled to vote held by such shareholder. All elections for directors shall be decided by plurality vote; all other questions shall be decided in accordance with the laws of the State of Florida, except as otherwise provided in the Restated Articles of Incorporation and these Bylaws.

     Section 10. Order of Business. The order of business at all meetings of the shareholders may, but need not include the following:

     1. Call of roll or other method of ascertaining the amount of Shares entitled to voting rights that is represented at the meeting in person or by proxy.

     2.   Proof of notice of meeting or waiver of notice.

     3.   Reading of minutes of preceding meeting (unless waived).

     4.   Reports of officers.

     5.   Reports of committees.

     6.   Discussion

     7.   Election of directors.

     8.   Other business.

     9.   Closing of polls.

     10.  Announcement of results of voting, if available.

     11.  Adjournment.


                                  ARTICLE III

                               BOARD OF DIRECTORS

     Section 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the Corporation as they may deem proper, not inconsistent with these Bylaws or the laws of this State.

     Section 2. Number, Tenure and Qualifications. The number of directors of the Corporation shall be determined from time to time by the Board of Directors pursuant to a resolution duly adopted by the affirmative vote of (i) 66 2/3% of the Whole Board of Directors and (ii) a majority of the Continuing Directors. In no event shall the Corporation have fewer than 3 directors nor greater than 14 directors (exclusive of directors to be elected by the holders of any one or more series of Preferred Stock voting separately as a class or classes). Each director shall hold office until his or her successor shall have been elected and qualified in accordance with the Amended and Restated Articles of Incorporation.

     Section 3. Regular Meetings. The annual organizational meeting of the Board of Directors shall be held without notice immediately after, and at the same place as, the annual shareholders' meeting. The Board of Directors may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than such resolution.

     Section 4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman, the President or any five directors. The person or persons authorized to call special meetings of the Board of Directors may fix the place for holding any special meeting called by them.

     Section 5. Notice. Notice of any special meeting shall be given at least two days previously thereto by written notice delivered personally, or by facsimile, electronic mail or by United States mail to each director at his or her address in the Corporation's records. If mailed, such notice shall be deemed to be delivered five days following the date such notice is deposited in the United States mail so addressed, with first class postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting and a waiver of any and all objections to the place of the meeting, the time of the meeting, or the manner in which it has been called or convened, except when a director states, at the beginning of the meeting or promptly upon arrival at the meeting, any objection to the transaction of business on the grounds that the meeting is not lawfully called or convened.

     Section 6. Quorum. At any meeting of the Board of Directors, a majority of the directors then in office shall constitute a quorum for the transaction of business, but, if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     Section 7. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, except as otherwise provided in the Amended and Restated Articles of Incorporation, these Bylaws or Florida law.

     Section 8. Newly Created Directorships and Vacancies. Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board of Directors for any reason may be filled by the affirmative vote of (i) 66 2/3% of the Whole Board of Directors and (ii) a majority of the Continuing Directors, although less than a quorum exists, or, if no directors remain, by the affirmative vote of not less than (i) 66 2/3% of the Voting Shares and (ii) an Independent Majority of Shareholders. A director elected to fill a vacancy caused by resignation, death or removal shall hold office for the unexpired term of his or her predecessor.

     Section 9. Removal of Directors. Directors may be removed only for cause upon the affirmative vote of (i) 66 2/3% of the Voting Shares and (ii) an Independent Majority of Shareholders at a shareholders' meeting duly called and held for that purpose upon not less than 30 days' prior written notice.

     Section 10. Resignation. A director may resign at any time by giving written notice to the Board of Directors, the Chairman of the Board, the President or the Secretary of the Corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the Board of Directors or such officer, without any need for acceptance of such resignation.

     Section 11. Compensation. The Board of Directors shall have the authority to fix the compensation of the directors. Nothing therein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of committees also may be compensated for their service on such committees.

     Section 12. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless the director's contrary vote, dissent or abstention is recorded in the minutes of the meeting, or unless the director shall file a written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall deliver such dissent to the Secretary of the Corporation after the adjournment of the meeting. A director who voted in favor of any such action shall not be entitled to claim that he has objected or dissented from such action.

     Section 13. Committees. The Board of Directors may, by resolution, designate one or more committees, each committee to consist of three or more directors. Any such committee, to the extent provided in the resolution or resolutions of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation during intervals between meetings of the Board of Directors, and may authorize the seal of the Corporation to be affixed to all papers that may require it; but no such committee shall have any power or authority to declare a dividend or distribution from capital or earned surplus, issue Shares of the Corporation, amend the Amended and Restated Articles of Incorporation, adopt an agreement of merger or consolidation, recommend to the shareholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommend to the shareholders a dissolution of the Corporation or a revocation thereof, fill vacancies on the Board of
Directors, or amend these Bylaws or adopt any plan of bankruptcy or reorganization. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. The Corporation shall have an Audit Committee, a Compensation Committee and such other committees as the Board of Directors may establish from time to time. Such committees may adopt written charters approved by the Board of Directors, provided the Audit Committee shall have a charter.

     Section 14. Committee Minutes and Reports. Each committee designated by the Board of Directors shall keep regular minutes of its meetings and shall report the same to the Board of Directors whenever required or requested.

     Section 15. Telephone Meetings. Members of the Board of Directors, or any committee thereof, may participate in a meeting of such Board of Directors or committee by means of a conference telephone, video conference or similar communications equipment by means of which all persons participating in the meeting can hear each other simultaneously. Participation by such means shall constitute presence in person at such meeting.

     Section 16. Action Without a Meeting. Any action required or permitted to be taken at a meeting of the Board of Directors or any committee thereof may be taken without a meeting if a written consent setting forth the action taken is signed by all members of the Board of Directors or committee, as the case may be, and such written consent or consents are filed with the minutes of the proceedings of the Board of Directors or of such committee. Such consents shall have the same effect as a unanimous vote of the Board of Directors or committee, as the case may be.


                                   ARTICLE IV

                                    OFFICERS

     Section 1. Number. The officers of the Corporation shall be a President, one or more Vice-Presidents, a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors. The Board of Directors may also elect or appoint a Chairman of the Board and such other officers and assistant officers as may be deemed necessary or appropriate. Any two or more offices may be held by the same person.

     Section 2. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually at the first meeting of the directors held after each annual meeting of the shareholders, or at such times as the Board of Directors shall determine. Each officer shall hold office until his or her successor shall have been duly elected and shall have qualified, or until his or her death, or until he or she shall resign or shall have been removed in the manner hereinafter provided.

     Section 3. Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the Corporation's best interests would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     Section  4.   Vacancies.   A  vacancy  in  any  office  because  of  death,
resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

     Section 5. Chairman of the Board. The Chairman of the Board, if one is elected and serving, shall preside at all meetings of the shareholders and of the Board of Directors. The Chairman shall have authority to execute bonds, mortgages, and other contracts requiring a seal, under the seal of the Corporation. The Chairman shall have power to endorse, when sold, assigned, transferred or otherwise disposed of by the Corporation, all certificates or shares of stock, bonds, or other securities issued by other corporations, associations, trusts, whether public or private, or by any government agency thereof, and owned or held by the Corporation, and to make, execute and deliver all instruments or assignments of transfer of any of such stocks, bonds or other securities. The Chairman may, with the approval of the Board of Directors, or shall, at the Board's direction, delegate any or all of such duties to the President.

     Section 6. President. The President shall be the Corporation's chief executive officer, shall be responsible for all of the operations of the Corporation, and shall report to the Board of Directors.

     The President shall see that all orders and resolutions of the Board of Directors are carried into effect. The President shall, under the direction of the Board of Directors, have general supervision and direction of the other officers, employees and agents of the Corporation and shall see that their duties, as assigned by the Board of Directors, are properly performed. The President shall designate and assign the duties of the officers under his or her supervision, with the approval of the Board of Directors or at their direction.

     The President shall have authority to execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation; he or she shall have power to endorse, when sold, assigned, transferred or otherwise disposed of by the Corporation, all certificates for shares, bonds, or other securities or evidences of indebtedness issued by other corporations, associations, trusts, whether public or private, or by any government or agency thereof, and owned or held by the Corporation and to make, execute and deliver all instruments or assignments or transfers of any such stocks, bonds, or other securities. In the absence of the Chairman of the Board, or in the event a Chairman is not elected, the President shall have authority to do any and all things delegated to the Chairman of the Board by the Board of Directors or by any committee of the Board of Directors having authority.

     The President shall have general authority over the Corporation's business, and if the office of Chairman of the Board is vacant, shall exercise the duties and have the powers of the Chairman of the Board, and shall have such other powers and perform such other duties as the Board of Directors may from time to time prescribe.

     Section 7. Vice Presidents. The Vice Presidents (in order of the Senior Executive Vice Presidents, Executive Vice Presidents, Senior Vice Presidents and other Vice Presidents, each class in order of the seniority of its respective members or as designated by resolution of the Board of Directors) shall, in the absence or disability of the Chairman and President, perform the duties and exercise the powers of said officers, and shall perform such other duties and exercise such other powers as the Board of Directors, the Chairman of the Board or the President may prescribe. One or more Vice Presidents may be designated by the Board of Directors as "Senior Executive Vice President," "Executive Vice President" or "Senior Vice President."

     Section 8. Secretary. The Secretary, if present, shall act as secretary at all meetings of the Board of Directors and of the shareholders and keep the minutes thereof in a book or books to be provided for that purpose; shall see that all notices required to be given by the Corporation are duly given and served; shall be custodian of the seal of the Corporation; shall have charge of the stock records of the Corporation; shall see that all reports, statements and other documents required by law are properly kept and filed; may sign, with any other proper officer of the Corporation thereunto authorized, certificates for shares, securities or evidences of indebtedness of the Corporation; and, in general, shall perform all the duties incident to the office of the Secretary and such other duties as from time to time may be assigned by the Chairman of the Board or the Board of Directors.

     Section 9. Treasurer. The Treasurer shall have charge and custody of and be responsible for the funds and securities of the Corporation; shall receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositories and shall perform all of the duties incident to the officer of Treasurer and such other duties as from time to time may be assigned by the President or by the Board of Directors. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of the duties of the office of Treasurer in such sum and with such surety or sureties as the Board of Directors shall determine.

     Section 10. Compensation. The salaries of the Corporation's officers shall be fixed from time to time by the Board of Directors, after taking account of any recommendation of the Corporation's Compensation Committee. The Board of Directors may, from time to time, delegate to any principal officer or the Compensation Committee the power to fix the salaries of other officers, agents, factors and employees. No officer shall be prevented from receiving such salary by reason of the fact that he or she is also a director of the Corporation or a member of any committee contemplated by these Bylaws.


                                   ARTICLE V

                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

     Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

     Section 2. Loans. Except for loans incurred in the ordinary course of business and that mature in less than 12 months, no loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

     Section 3. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes or other evidences or indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

     Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.


                                   ARTICLE VI

                   CERTIFICATES FOR SHARES AND THEIR TRANSFER

     Section 1. Certificates for Shares. Certificates representing Shares of the Corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by the President and by the Secretary, or by such other officers authorized by law and by the Board of Directors. All certificates for Shares shall be consecutively numbered or otherwise identified, and shall state (i) the name of the Corporation, (ii) that the Corporation is incorporated in the State of Florida, (iii) the name of the person to whom the Shares are issued, (iv) the number and class of Shares and the designation of the series, if any, the certificate represents and (v) the CUSIP number (if applicable) for such Shares. The name and address of the shareholders, the number of Shares and date of issue shall be entered on the stock transfer books of the Corporation or its stock. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of Shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new certificate may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

     Section 2. Transfers of Shares. Transfer of Shares of the Corporation shall be made only (a) on the stock transfer books of the Corporation by the holder of record thereof or by his or her legal representative, who shall furnish proper evidence of authority to transfer, or by his or her attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and (b) on surrender for cancellation of the certificate for such Shares. The person in whose name Shares are listed on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes, except as otherwise provided by the Corporation's Restated Articles of Incorporation.

     Section 3. Appointment of Transfer Agent and Registrar. The Corporation may, from time to time, appoint one or more transfer agents and registrars, which shall maintain the Corporation's stock transfer books.

     Section 4. Restriction on Transfer of Shares and Other Securities. A written restriction on the transfer or registration of transfer of Shares or other securities of the Corporation, if permitted by FBCA Section 607.0627 (or any successor provision) and noted conspicuously on the certificate representing such Shares or other securities or contained in an information statement required by FBCA Section 607.0626(2) (or any successor provision), may be enforced against the holder of the restricted Shares or other securities or any successor or transferee of the holder, including an executor, administrator, trustee, guardian or other fiduciary entrusted with like responsibility for the person or estate of the holder. Stop transfer notices may be placed in the Corporation's stock transfer books with respect to restricted Shares or other securities.

                                  ARTICLE VII

                                   FISCAL YEAR

     The fiscal year of the Corporation shall be the calendar year, unless otherwise determined by the Board of Directors.


                                  ARTICLE VIII

                                    DIVIDENDS

     The Board of Directors, from time to time, may declare, and the Corporation may pay, dividends on its outstanding Shares in the manner and upon the terms and conditions provided by law and the Amended and Restated Articles of Incorporation.


                                   ARTICLE IX

                                      SEAL

     The Board of Directors shall provide a Corporate Seal, which shall be circular in form and shall have inscribed thereon the name of the Corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                                   ARTICLE X

                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any shareholder or director of the Corporation under the provisions of these Bylaws or under the provisions of the Amended and Restated Articles of Incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                   ARTICLE XI

                                   AMENDMENTS

     These Bylaws may be altered, amended or repealed and new Bylaws may be adopted by a vote of (i) 66 2/3% of the Whole Board of Directors and (ii)a majority of the Continuing Directors at any regular meeting of the Board of Directors, or at any special meeting of the Board of Directors when the proposed amendment has been set out in the notice of such special meeting. The shareholders may also amend the Bylaws by the affirmative vote of (i) 66 2/3% of the Voting Shares and (ii) an Independent Majority of Shareholders.


                                   ARTICLE XII

                                 INDEMNIFICATION

     Section 1. Indemnification in Proceedings Other Than Those By or In the Right of the Corporation. The Corporation shall indemnify any director of the Corporation or any officer elected by the Board of Directors (and may indemnify any other officer or any employee or agent of the Corporation) who was or is a party to any proceeding (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, against liability incurred in connection with such proceeding, including any appeal thereof, if such person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the Corporation's best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any proceeding by judgment, order, settlement or conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner that such person reasonably believed to be in, or not opposed to, the best interests of the Corporation, or, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

     Section 2. Indemnification in Proceedings By or In the Right of the Corporation. The Corporation shall indemnify any director of the Corporation or any officer elected by the Board of Directors (and may indemnify any other officer or any employee or agent of the Corporation) who was or is a party to any proceeding by or in the right of the Corporation to procure a judgment in its favor by reason of the fact such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise, against expenses and amounts paid in settlement not exceeding, in the judgment of the Board of Directors, the estimated expense of investigating, litigating or otherwise bringing the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof, if such person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable unless and only to the extent that the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses that such court shall deem proper.

     Section 3. Mandatory Indemnification of Expenses in Successful Defenses. To the extent that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any proceeding referred to in Section 1 or Section 2 of this Article XII, or in defense of any claim, issue, or matter therein, such person shall be indemnified against expenses actually and reasonably incurred by him or her in connection therewith.

     Section 4. Determination of Propriety of Indemnification. Any indemnification under Section 1 or Section 2 of this Article XII, unless pursuant to a determination by a court, shall be made by the Corporation only upon a determination in the specific case that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth in Section 1 or Section 2 of this Article XII, as the case may be, and if indemnification is determined to be proper, then, in the case of proposed indemnification of any person other than a director of the Corporation or a board-elected officer, only as authorized in the specific case. Such determination or authorization shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such proceeding, (ii) if such a quorum is not obtainable, or, even if obtainable, by majority vote of a committee duly designated by the Board of Directors (in which directors who are parties may participate) consisting solely of two or more directors not at the time parties to the proceeding, (iii) by a written opinion of independent legal counsel selected by the Board of Directors as described in (i) above or by the committee as described in (ii) above, or, if a quorum of the directors cannot be obtained for (i) and the committee cannot be designated under (ii), selected by majority vote of the full Board of Directors (in which directors who are parties may participate), or (iv) by the shareholders by a majority vote of a quorum consisting of shareholders who were not parties to such proceeding or, if no such quorum is obtainable, by a majority vote of shareholders who were not parties to such proceeding.

     Section 5. Authorization for Indemnification. Evaluation of the reasonableness of expenses and authorization of indemnification shall be made in the same manner as the determination that indemnification is permissible, as set forth in Section 4 of this Article XII, except that, if the determination of permissibility of indemnification is made by independent legal counsel, the person who selected such independent legal counsel in accordance with Section 4(iii) of this Article XII shall evaluate the reasonableness of expenses and may authorize indemnification.

     Section 6. Advancement of Expenses. Expenses incurred by a director of the Corporation or any officer elected by the Board of Directors in defending a civil or criminal proceeding shall be paid by the Corporation in advance of the final disposition of such proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation as authorized in this Article XII. Such expenses incurred by other officers, employees or agents of the Corporation may, at the discretion of the Board of Directors, be paid in advance upon such terms or conditions, including receipt of the undertaking to repay as described above, as the Board of Directors deems appropriate.

     Section 7. Non-Exclusivity of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article XII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled, and the Corporation may make any other or further indemnification or advancement of expenses of any of its directors, officers, employees or agents, under any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action by such a director, officer, employee or agent in such person's official capacity and as to action in another capacity while holding such office or position; provided, however, that indemnification shall not be made to or on behalf of, and any advancement of expenses shall be repaid by, any director, officer, employee or agent for expenses, penalties or other payments incurred in an administrative proceeding or action instituted by an appropriate regulatory agency, if the proceeding or action results in a final order assessing civil money penalties or requiring affirmative action by an individual or individuals in the form of payments to the Corporation; and provided further that indemnification or advancement of expenses shall not be made to or on behalf of any director, officer, employee or agent if a judgment or other final adjudication establishes that such person's actions, or omissions to act, were material to the cause of action so adjudicated and constitute:

          (a) a violation of the criminal law, unless the director, officer, employee or agent had reasonable cause to believe his or her conduct was lawful or had no reasonable cause to believe his or her conduct was unlawful;

          (b) a transaction from which the director, officer, employee or agent derived an improper personal benefit;

          (c) in the case of a director, a circumstance under which the liability provisions of FBCA Section 607.0834 (or any successor provision) are applicable; or

          (d) willful misconduct or a conscious disregard for the best interests of the Corporation in a proceeding by or in the right of the Corporation to procure a judgment in its favor or in a proceeding by or in the right of a shareholder.

     Section 8. Insurance. The Corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, limited liability company, joint venture, trust or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power to indemnify such person against such liability under this Article XII.

     Section 9. Exculpation for Monetary Damages. A director shall not be held personally liable to the Corporation, its shareholders or any other persons for monetary damages for breach of his or her fiduciary duty as a director, including any statement, vote, decision or failure to act, regarding corporate management or policy to the fullest extent permitted now or hereafter by FBCA
Section 607.0831 (or any successor provision).

     Any repeal or modification of this Section 9 by the shareholders of the Corporation shall not adversely affect any right of protection of a director of the Corporation existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification. If the FBCA hereafter is amended to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation, in addition to the limitation on personal liability provided herein, shall be limited to the fullest extent permitted by the amended FBCA.

     Section 10. Meaning of Certain Terms for Purposes of Article XII. For purposes of this Article XII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger that, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or who is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership joint venture, trust or other enterprise shall stand in the same position under this Article XII with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued. For purposes of this
Article XII, references to "other enterprises" shall include employee benefit plans; references to "expenses" shall include reasonable attorney's fees and charges, including those for appeal; references to "liability" shall include obligations to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to any employee benefit plan), and expenses actually and reasonably incurred with respect to a proceeding; references to "proceeding" shall include any threatened, pending or completed action, suit, or other type of proceeding, whether civil, criminal, administrative or investigative and whether formal or informal; references to "agent" shall include a volunteer; references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation that imposes duties on, or involves services by, such director, officer, employee, or agent, including duties relating to an employee benefit plan, its participants, or beneficiaries; and a person who acted in good faith and in a manner he or she reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article XII.

     Section 11. Survival of Indemnification, Exculpation for Monetary Damages and Advancement of Expenses. The indemnification, exculpation for monetary damages and advancement of expenses provided by, or granted pursuant to, this
Article XII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors, and administrators, and personal and legal representatives of such a person.

     Section 12.  Severability.  In the event that any of the provisions of this
Article XII (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, the remaining provisions are severable and shall remain enforceable to the fullest extent permitted by law.


                                  ARTICLE XIII

                                   DEFINITIONS

     Terms defined in the Amended and Restated Articles of Incorporation have the same meanings when used in these Bylaws.

                                                                    EXHIBIT 4.1


       SEACOAST BANKING CORPORATION OF FLORIDA
                                                                        SHARES
NUMBER
C                                                             SEE REVERSE FOR
                                                              CERTAIN DEFINITONS

              INCORPORATED UNDER THE LAWS OF THE STATE OF FLORIDA

                                  COMMON STOCK

This certifies that                                           CUSIP 811707 30 6



Is the owner of

          FULLY PAID AND NON-ASSESSABLE SHARES OF COMMON STOCK OF THE
                     PAR VALUE OF TEN CENTS ($.10) EACH OF

                    SEACOAST BANKING CORPORATION OF FLORIDA

transferable on the books of the Corporation by the holder hereof in person or by duty authorized attorney upon surrender of this certificate properly endorsed.

This certificate and the shares represented hereby are issued and shall be subject to all of the provisions of the Articles of Incorporation and By-laws of the Corporation as now or hereafter amended, to all of which the holder hereof by acceptance hereby assents.

     This  certificate  is  not  valued  unless  countersigned  by the Transfer
     Agent.

     WITNESS the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:

/s/ Dale M. Hudson               CORPORATE SEAL
--------------------------
Chairman
                                 Countersigned:
/s/ Dennis S. Hudson, III        CONTINENTAL STOCK TRANSFER & TRUST COMPANY
-------------------------
President                                                       TRANSFER AGENT

                                 BY
                                                            AUTHORIZED OFFICER

                     SEACOAST BANKING CORPORATION OF FLORIDA

     The Corporation will furnish without charge to any shareholder, upon request a full statement of the designations, preferences, limitations, and relative rights of the shares of each class or series of stock authorized to be issued by the Corporation. Such request may be made to the Secretary of the Corporation at its principal office or to the Transfer Agent names on the face of this certificate.

The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM-as tenants in common            UNIF GIFT MIN ACT-______Custodian_______
TEN ENT - as tenants by the entireties                    (Cust)         (Minor)
JT TEN - as joint tenants with right of         under Uniform Gifts to Minors
survivorship and not as tenants                 Act _______________
in common                                              (State)

     Additional abbreviations may also be used though not in the above list.

For value received, ____________________ hereby sell, assign and transfer unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
IDENTIFYING NUMBER OF ASSIGNEE



________________________________________________________________________________
 (PLEASE PRINT OR TYPEWRITE NAME AND ADDRESS, INCLUDING ZIP CODE, OF ASSIGNEE)

________________________________________________________________________________

________________________________________________________________________________

shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint _____________________________________________

Attorney to transfer the said stock on the books of the within named Corporation with full power of substitution in the premises.

Dated ___________________________

                                        ________________________________________
                                        NOTICE THE SIGNATURE TO THIS ASSIGNMENT
                                        MUST CORRESPOND WITH THE NAME AS WRITTEN
                                        UPON THE  FACE OF THE  CERTIFICATE  IN
                                        EVERY  PARTICULAR  WITHOUT  ALTERATION
                                        OR ENLARGEMENT OR ANY CHANGE WHATEVER.

                                        THE SIGNATURE(S) SHOULD BE GUARANTEED BY
                                        AN "ELIGIBLE GUARANTOR INSTITUTION" WITH
                                        MEMBERSHIP IN AN APPROVED SIGNATURE
                                        GUARANTEE MEDALLION PROGRAM PURSUANT TO
                                        RULE 17-Ad-15 UNDER THE SECURITIES
                                        EXCHANGE ACT OF 1934, AMENDED
                                        SIGNATURE(S) GUARANTEED BY:


                                        ________________________________________

                                                                   EXHIBIT 10.1













                           Retirement Savings Plan For
                    Employees of First National Bank & Trust
                          Company of the Treasure Coast


               (As Amended and Restated Effective January 1, 1997)

                           Retirement Savings Plan For
                    Employees of First National Bank & Trust
                          Company of the Treasure Coast

               (As Amended and Restated Effective January 1, 1997)

                                    ARTICLE 1

                                  INTRODUCTION


1.01      History of the Plan.

          Effective January 1, 1983, Seacoast Banking Corporation of Florida ("Employer" or "Company") adopted and established the Retirement Savings Plan For Employees of First National Bank & Trust Company of the Treasure Coast for the exclusive benefit of its Eligible Employees. Such Plan was thereafter amended and restated effective as of January 1, 1993 (the "Prior Plan"). The Prior Plan was at all times maintained as a plan meeting the requirements of qualification under
          Section 401(a) of the Internal Revenue Code of 1986, as amended.

1.02      Amended and Restated Plan.

          Effective January 1, 1997, the Prior Plan is continued in an amended and restated form as set forth in its entirety in this document for the purpose of complying with the provisions of the Employee Retirement Income Security Act of 1974, as amended, and maintaining qualification under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Certain provisions of this Plan have effective dates later than January 1, 1997, and are noted accordingly.

1.03      Plan Governs Distribution of Benefits.

          The distribution of benefits for all Participants (whether employed by the Employer before or after the Effective Date) shall be governed by the provisions of this Plan. Nevertheless, early retirement benefits, retirement-type subsidies, or optional forms of benefits protected under Code Section 411(d)(6) ("Protected Benefits") shall not be reduced or eliminated with respect to benefits accrued under such Protected Benefits unless such reduction or elimination is permitted under the Code, Treasury Regulations, authority issued by the Internal Revenue Service, or judicial authority.

1.04      Purpose.

          The purpose of this Plan is to encourage savings on the part of Participants by allowing them to accumulate tax-deferred savings while providing an incentive through matching contributions made by the Employer. Further, the benefits described in the Plan are provided for the exclusive benefit of the Participants and their Beneficiaries and this Plan shall be administered and interpreted in accordance with such purpose.

1.05      Merger with Port St. Lucie National Bank Retirement Savings Plan.

          Effective 12:01 a.m. on June 1, 1997, the Port St. Lucie National Bank Retirement Savings Plan (the "Port St. Lucie Plan") merged with and into this Plan.



                                    ARTICLE 2

                                   DEFINITIONS


Certain terms of this Plan have defined meanings which are set forth in this Article and which shall govern unless the context in which they are used clearly indicates that some other meaning is intended.

     Account shall mean the Account established and maintained by the Committee or Trustee for each Participant or their Beneficiaries to which shall be allocated each Participant's interest in the Trust Fund. Each Account shall be comprised of the sub-accounts described in Section 6.01.

     Adjustment shall mean for any Valuation Date the aggregate earnings, realized or unrealized appreciation, losses, expenses, and realized or unrealized depreciation of the Trust Fund since the immediately preceding Valuation Date. For purposes of such adjustment, all assets of the Trust Fund shall be valued at their fair market value as of each Valuation Date. The determination of the valuation of assets and the adjustment shall be made by the Trustee and shall be final and binding.

     Affiliate shall mean the Company and any corporation which is a member of a controlled group of corporations (as defined in Code Section 414(b)) which includes the Company; any trade or business which is under common control (as defined in Code Section 414(c)) with the Company; any organization which is a member of an affiliated service group (as defined in Code
     Section 414(m)) which includes the Company; and any other entity required to be aggregated with the Company pursuant to regulations under Code
     Section 414(o).

     Affiliated Sponsor shall mean any corporation and any other entity that wishes to adopt this Plan; provided, however, that any such entity described in this paragraph must be designated by the Committee as an Affiliated Sponsor under the Plan. See Section 17.13 for provisions relating to an Affiliated Sponsor's adoption of the Plan. As of the Effective Date, First National Bank and Trust Company of the Treasure Coast is an Affiliated Sponsor. As of June 1, 1997, Port St. Lucie National Bank and The Spirit Mortgage Corporation shall be Affiliated Sponsors.

     Annuity Starting Date shall mean the first day of the first period for which an account is payable as an annuity or, in the case of a benefit not payable in the form of an annuity, the first day on which all events have occurred which entitle the Participant to such benefit.

     Authorized Leave of Absence shall mean any temporary layoff or any absence authorized by the Employer under the Employer's standard personnel practices provided that all persons under similar circumstances must be treated alike in the granting of such Authorized Leaves of Absence and provided further that the Participant returns within the period of authorized absence. An absence due to service in the Armed Forces of the United States shall be considered an Authorized Leave of Absence to the extent required by federal law.

     Beneficiary shall mean:

     (a) Unmarried Participants. For unmarried Participants, any individual(s), trust(s), estate(s), partnership(s), corporation(s) or other entity or entities designated by the Participant in accordance with procedures established by the Committee to receive any distribution to which the Participant is entitled under the Plan in the event of the Participant's death. The Committee may require certification by a Participant in any form it deems appropriate of the Participant's marital status prior to accepting or honoring any Beneficiary designation. Any Beneficiary designation shall be void if the Participant revokes the designation or marries. Any Beneficiary designation shall be void to the extent it conflicts with the terms of a "qualified domestic relations order," as defined in Code Section 414(p).

          If an unmarried Participant fails to designate a Beneficiary or if the designated Beneficiary fails to survive the Participant and the Participant has not designated a contingent Beneficiary, the Beneficiary shall be the Participant's estate.

     (b) Married Participant. A married Participant's Beneficiary shall be his Spouse at the time of his death unless the Participant has designated a non-Spouse Beneficiary (or Beneficiaries) with the written consent of his Spouse given in the presence of a notary public on a form provided by the Committee, or unless the terms of a qualified domestic relations order require payment to a non-Spouse Beneficiary. A married Participant's designation of a non-Spouse Beneficiary in accordance with the preceding sentence shall remain valid until revoked by the Participant or until the Participant marries a Spouse who has not consented to a designation in accordance with the preceding sentence. A Spouse's consent to the Participant's designation of a non-Spouse Beneficiary (or Beneficiaries) must state the specific non-spouse
          Beneficiary (including any class of Beneficiaries or contingent Beneficiaries) and the particular optional form of benefit. The Participant may not subsequently substitute another non-spouse Beneficiary or select another optional form of benefit without the Spouse's consent. Notwithstanding the preceding sentence, the Spouse may execute a general consent which allows the Participant to subsequently change the designated Beneficiary or optional form of benefit without Spousal consent, provided the Spouse acknowledges that
          (i) the Spouse may limit consent to a specific beneficiary or a specific optional form of benefit, and (ii) the Spouse voluntarily elects to relinquish such rights.

          For the purposes of this Section, revocation of prior Beneficiary designations will occur when a Participant (i) files a subsequent valid designation with the Committee; or (ii) files a signed statement with the Committee evidencing his intent to revoke any prior designations.

     Break in Service shall mean a period of five consecutive One-Year Breaks in Service.

     Board shall mean the Board of Directors of the Company.

     Code shall mean the Internal Revenue Code of l986, as amended.

     Committee.  The  Committee  appointed  by the Board or its  designee  under
     Article 10 to administer the Plan.

     Company shall mean Seacoast Banking Corporation of Florida and its successors and assigns which adopt this Plan.

     Company Stock shall mean shares of common stock issued by the Company. The Company Stock is intended to constitute "Qualifying Employer Securities" as defined in ERISA Section 407(d)(5). It is hereby expressly provided that the Plan may acquire and hold Qualifying Employer Securities.

     Company Stock Fund shall mean the portion of the Plan and the Trust Fund invested in Company Stock, including cash and cash equivalents to the extent needed to facilitate transactions.

     Compensation shall mean the gross annual earnings required to be reported on a Participant's Form W-2 (box 1) under Code Sections 6041(d), 6051(a)(3) and 6052. Compensation in subsection (a) or (b) shall also (i) include Salary Savings Contributions, salary reduction Salary Savings contributions to any Section 125 Plan maintained by the Employer, and salary deferrals under Code Sections 402(a)(8), 402(h), 403(b), 457 and 414(h); (ii) exclude reimbursements or other expense allowances, fringe benefits (cash and non-cash), moving expenses, deferred compensation (and for this purpose benefits under a stock option plan is "deferred compensation") and welfare benefits (and for this purpose, worker's compensation payments of any type and severance pay of any type shall be considered "welfare benefits," but sick pay, short term disability and vacation pay are not considered "welfare benefits"); (iii) ignore any income exclusions under Code Section 3401(a) based on the nature or location of employment.

     No more than $150,000 in Compensation (adjusted annually as provided in Code Section 401(a)(17)) shall be taken into account for any Participant during a Plan Year.

     Disability shall mean an illness or injury of a potentially permanent nature certified by a physician selected by or satisfactory to the Company which prevents the Employee from engaging in any occupation for wage or profit for which the Employee is reasonably fitted by training, education or experience. An Employee requesting payment under the Plan as a result of a Disability, must be eligible for and receive disability benefits under the Social Security Act.

     Effective Date shall mean January 1, 1997.

     Elective  Profit Sharing  Contribution  shall have the meaning set forth in
     Section 5.02.

     Eligible Employee. Except for those Employees identified in the following sentence, all Employees employed by the Company or an Affiliated Sponsor shall be considered Eligible Employees. The following Employees shall not be considered Eligible Employees: (i) any employee included in a collective bargaining unit for which a labor organization is recognized as collective bargaining agent unless such employee has been designated by the Board of Directors as an "Eligible Employee" for the purposes of this Plan, (ii) any Employee who is a nonresident alien and who does not receive earned income from the Company which constitutes income from sources within the United States, (iii) any "leased employee," within the meaning of Code ss. 414(n)(2), with respect to the Company or any Affiliated Sponsor; (iv) any leased employee, regardless of whether such employee meets the definition of leased employee in Code Section 414(n)(2); and (v) any person who is classified by the Employer as an independent contractor for purposes of withholding and payment of employment taxes, even if such person is later determined, whether by the Employer or otherwise, to be a common law Employee of the Employer.

     Employee shall mean any person employed by or on Authorized Leave of Absence from the Company or an Affiliated Sponsor, and any person who is a "Leased Employee" within the meaning of Code ss. 414(n)(2) with respect to the Company or Affiliated Sponsor. However, if such Leased Employees constitute less than 20 percent of the Company's and Affiliated Sponsor's combined non-highly compensated work force, within the meaning of Code ss. 414(n)(1)(C)(ii), the term "Employee" shall not include Leased Employees covered by a plan described in Code ss. 414(n)(5).

     Employee Contribution shall mean Salary Savings Contributions and/or Voluntary After-Tax Contributions.

     Employer shall mean the Company or any Affiliated Sponsor which may hereafter adopt this Plan for the benefit of its Eligible Employees.

     Employer Contribution shall mean Employer Matching Contributions, Profit Sharing Contributions, Retirement Contributions or Qualified Non-Elective Contributions.

     Employer Matching Contribution shall have the meaning defined in Section 5.01.

     Employer Matching Contribution Account shall mean the portion of a Participant's total Account attributable to Employer Matching Contributions, and the total of the Adjustments which have been credited to or deducted from a Participant's Account with respect to Employer Matching Contributions.

     Entry  Date  shall  mean the  first  day of the  month  coinciding  with or
     immediately   following  the  date  an  Eligible  Employee   satisfies  the
     eligibility requirements in Article 3.

     ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time. Reference to a specific provision of ERISA shall include any applicable regulations pertaining thereto.

     Fiduciary shall mean any party named as a Fiduciary in Article 10 of the Plan. Any party shall be considered a Fiduciary of the Plan only to the extent of the powers and duties specifically allocated to such party under the Plan.

     Former Participant shall have the meaning set forth in Section 3.03.

     Highly Compensated Employee shall have the meaning set forth in Section 13.02.

     Hour of Service shall mean:

     (a) Each hour for which an Employee is paid, or entitled to payment, for performance of duties for an Employer. These hours shall be credited to the Employee for the period during which the duties were performed;

     (b) Each hour for which an Employee is paid, or entitled to payment, by an Employer, on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity, layoff, jury duty, military duty, or leave of absence. No more than 501 Hours of Service will be credited under this paragraph for any single continuous period (whether or not such period occurs in a single computation period).

     (c) Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by an Employer. These hours shall be credited to the Employee for the computation period or period to which the award or agreement pertains, rather than the computation period in which the award, agreement, or payment is made.

     (d) In lieu of the foregoing, an Employee who is not compensated on an hourly basis (such as salary, commission or piecework employees) shall be credited with 45 Hours of Service for each week in which such Employee would be credited with Hours of Service in hourly pay. However, this method of computing Hours of Service may not be used for any Employee whose Hours of Service is required to be counted and recorded by any Federal law, such as the Fair Labor Standards Act. Any such method must yield an equivalency of at least 1,000 hours per computation period.

     (e) Notwithstanding any provision of the plan to the contrary, an Employee shall be credited with each hour for which the Employee is not paid but which is required to be credited to such employee under the Family and Medical Leave Act or the Uniformed Services Reemployment Rights Act. Hours credited under this paragraph shall be credited to the minimum extent and solely for the purpose required under the applicable law.

     Hours of Service shall be credited for employment with the Company and with any Affiliate.

     The following rules shall apply in determining whether an Employee completes an Hour of Service:

          1.   The same hours shall not be credited under  subparagraphs  (a) or
               (b) above, as the case may be, and subparagraph (c) above, nor shall the same hours credited under subparagraphs (a) through (d) above be credited under subparagraph (e) above.

          2. The rules relating to determining Hours of Service for reasons other than the performance of duties and for crediting Hours of Service to particular periods of employment shall be those rules stated in Department of Labor Regulations Title 29, Chapter XXV, subchapter C, part 2530, Sections 200b2(b) and 200b2(c), respectively.

     Investment Fund shall mean the separate funds under the Trust Fund which are distinguished by their investment objectives, as described in Section 6.03.

     Non-Elective Profit Sharing Contribution shall have the meaning as set forth in Section 5.02.

     Normal Retirement Age shall mean age 65.

     One-Year Break in Service shall mean any Plan Year during which an Employee accrues 500 or fewer Hours of Service. A One-Year Break in Service shall not occur during any Plan Year in which the Employee is on an Authorized
     Leave of Absence, but only if the Employee returns to active employment immediately upon expiration of such period.

     Participant shall mean an Eligible Employee who becomes eligible to participate in the Plan as provided in Article 3.

     Plan shall mean the Retirement Savings Plan for Employees of First National Bank & Trust Company of the Treasure Coast and any amendments thereto.

     Plan Administrator or Administrator, within the meaning of ERISA Section 3(16) shall mean the Company.

     Plan Year shall mean the calendar year.

     Port St. Lucie Participant shall mean a participant in the Port St. Lucie National Bank Retirement Savings Plan immediately prior to the merger of such plan with this Plan.

     Profit   Sharing   Contribution   shall  mean   Elective   Profit   Sharing
     Contributions and Non-Elective Profit Sharing Contributions. See Section 5.02.

     Profit Sharing Contribution Account shall mean the portion of a Participant's total Account attributable to Profit Sharing Contributions, and the total of the Adjustments which have been credited to or deducted from a Participant's Account with respect to Profit Sharing Contributions. Elective Profit Sharing Contributions and Non-elective Profit Sharing Contributions shall be separately accounted for under the Profit Sharing Contribution Account.

     Qualified Nonelective Contribution. See Section 5.04.

     Qualified Plan shall mean any pension, profit-sharing, stock bonus, or other plan which meets the requirements of Section 401 of the Code which includes a trust exempt from tax under Section 501(a) of the Code; any annuity plan described in Section 403(a) of the Code.

     Retirement shall mean the Termination of Employment of a Participant on or after his attaining age 55.

     Retirement Contribution shall have the meaning provided in Section 5.03.

     Retirement Contribution Account shall mean the portion of a Participant's Account attributable to Retirement Contributions and the total of the Adjustments which have been credited to or deducted from a Participant's Account with respect to Retirement Contributions.

     Rollover Contribution shall have the meaning defined in Section 4.05.

     Rollover Contribution Account shall mean the portion of a Participant's Account attributable to Rollover Contributions and the total of the Adjustments attributable to such Rollover Contributions.

     Salary Savings Agreement shall mean an agreement between the Employer and a participating Eligible Employee whereby such Eligible Employee authorizes the Employer to withhold a specified percentage of his or her Compensation for deposit to the Plan on behalf of such Eligible Employee.

     Salary Savings Contribution shall mean contributions made to the Plan during the Plan Year by the Employer, at the election of the Participant, in lieu of cash compensation and that are made pursuant to a Salary Savings Agreement. Such contributions are fully vested and nonforfeitable when made and distributable only as specified in Article 8 below.

     Salary Savings Contribution Account shall mean the portion of a Participant's Account attributable to Salary Savings Contributions, and the total of the Adjustments which have been credited to or deducted from a Participant's Account with respect to Salary Savings Contributions.

     Spouse shall mean the person who is married to the Participant (in a civil or religious ceremony recognized under the laws of the state where the marriage was contracted) immediately prior to the date on which payments to the Participant from the Plan begin. If the Participant dies prior to the commencement of benefits, Spouse shall mean a person who is married to a Participant (as defined in the immediately preceding sentence) on the date of the Participant's death. A Participant shall not be considered married to another person as a result of any common law marriage whether or not such common law marriage is recognized by applicable state law.

     Termination of Employment shall mean that an Employee has ceased to be employed by the Employer for any of the following reasons:

               (i) Voluntary resignation from the service of the Employer;

              (ii) Discharge from the service of the Employer by the Employer;

             (iii) Retirement;

              (iv) Death; or

               (v) Disability.

     Notwithstanding the foregoing, an Employee who ceases to be actively employed by reason of an Authorized Leave of Absence shall not be considered as having a Termination of Employment.

     Transfer Contribution shall mean a non-taxable transfer of a Participant's benefit directly from a Qualified Plan to this Plan.

     Transfer Contribution Account shall mean the portion of a Participant's Account holding Transfer Contributions and which are not separately allocated to an existing account under the Plan. Sub-accounts may be established as necessary to separately account for pre-tax contributions, after-tax contributions, etc. Any restriction or special rules applicable to the Transfer Contribution Account (including optional forms of benefit that are protected under Code Section 411(d)(6) shall be set forth in an Appendix to this Plan.

     Treasury Regulation means regulations pertaining to certain Sections of the Code as issued by the Secretary of the Treasury.

     Trust or Trust Agreement shall mean the separate trust agreement entered into between the Employer and the trustee which governs the creation of the Fund and all amendments thereto which may hereafter be made.

     Trust Fund or Fund shall mean the cash and other properties held and administered by the Trustee in accordance with the Plan and Trust Agreement.

     Trustee shall mean the Trust Department of the First National Bank & Trust Company of the Treasure Coast.

     Valuation Date shall mean the last day of each calendar quarter (March 31, June 30, September 30 and December 31) or such other day as selected by the Committee.

     Voluntary After-Tax Contributions shall mean after-tax contributions made to the Plan during the Plan Year by an Eligible Employee. Such contributions are fully vested and nonforfeitable when made and distributable only as specified in Article 8 below.

     Voluntary After-Tax Contribution Account shall mean the portion of a Participant's total Account attributable to Voluntary After-Tax Contributions and the total of the Adjustments which have been credited to or deducted from a Participant's Account with respect to Voluntary After-Tax Contributions.

     Year of Eligibility Service shall have the meaning as set forth in Section 3.02.

     Year of  Vesting  Service  shall  have the  meaning as set forth in Section
     7.05.

     Defined Terms. A defined term, such as "Retirement," will normally govern the definitions of derivatives therefrom, such as "Retire," even though such derivatives are not specifically defined and even if they are or are not initially capitalized. The masculine gender, where appearing in the Plan, shall be deemed to include the feminine gender, unless the context clearly indicates to the contrary. Singular and plural nouns and pronouns shall be interchangeable as the factual context may allow or require. The words "hereof," "herein," "hereunder" and other similar compounds of the word "here" shall mean and refer to the entire Plan and not to any particular provision or Section.



                                    ARTICLE 3

                                  PARTICIPATION


3.01      Participation.

     (a) Participation on Effective Date. An Eligible Employee who was a Participant in the Prior Plan on the day preceding the Effective Date shall automatically become a Participant in this Plan on the Effective Date, provided he is employed on the Effective Date.

     (b) New Participant. An Eligible Employee who is not described in subsection (a) above shall become a Participant in the Plan on the Entry Date coinciding with or next following the later of (i) the date on which the Employee has completed one Year of Eligibility Service or
          (ii) the date the Employee becomes a member of the class of Eligible Employees. See Section 3.04 below for special rules that apply to new Employees following an acquisition.

     (c) Break in Service. If an Eligible Employee either (i) is not employed or (ii) is no longer an Eligible Employee on the earliest Entry Date on or after which such Employee satisfied the requirements described above, but returns to work or again becomes an Eligible Employee before incurring a Break in Service, such Eligible Employee shall commence participation on the date such Employee returns to work or again becomes an Eligible Employee, whichever is later. If the Employee returns to work or again becomes an Eligible Employee after a Break in Service, such Employee must again satisfy the requirements of
          Section 3.01(b).

     (d) Enrollment in Plan. An Eligible Employee who becomes eligible to participate in this Plan will be asked to follow certain procedures to enroll in the Plan, and pursuant to which he will designate Beneficiaries and may elect to make Salary Savings Contributions. However, an Eligible Employee's participation in the Plan shall not be contingent upon completion of such enrollment process.

3.02      Year of Eligibility Service.

     A Year of Eligibility Service is determined under the 1,000 Hours of Service method. Accordingly, an Employee shall receive one Year of Eligibility Service upon completing a twelve (12) consecutive month period of employment during which the Employee earns at least 1,000 Hours of Service. The initial twelve month period shall be the twelve consecutive month period commencing on the Employee's date of hire or rehire. If the Employee fails to complete 1,000 Hours of Service during this 12-month period, the Employee shall receive a Year of Eligibility Service upon completing at least 1,000 Hours of Service during a Plan Year (commencing with the Plan Year during which the Employee's first anniversary of his date of hire occurs).

3.03      Participation and Rehire.

     (a) Status as a Participant. A Participant's participation in the Plan shall continue until the Participant's Termination of Employment. On or after his Termination of Employment, the Employee shall be known as a Former Participant and his benefits shall thereafter be governed by the provisions of Article 8. The individual's status as a Former Participant shall cease as of the date the individual ceases to have any balance in his Account.

     (b) Rehire of Person who was a Participant in this Plan. An Eligible Employee who was a Participant in this Plan at the time of his Termination of Employment and who is subsequently rehired by an Employer, shall be eligible to immediately participate in this Plan on the date of his rehire (provided he is an Eligible Employee on such date). See Section 3.01(c) to determine if an Employee was a Participant at the time of his Termination of Employment.

3.04      Acquisitions.

     If a group  of  persons  becomes  employed  by an  Employer  (or any of its subsidiaries or divisions) as a result of an acquisition of another employer, the Committee shall determine whether and to what extent employment with such prior employer shall be treated as Years of Eligibility Service, the applicable Entry Date (or special entry date) for such acquired employees, and any other terms and conditions which apply to eligibility to participate in this Plan. Such terms and conditions shall be set forth in an appendix to this Plan. Except to the extent required by law, employees of an acquired business which is not identified in an appendix shall be treated as having first accrued an Hour of Service as of the date of the Employer's acquisition of such business.

3.05      Not Contract for Employment.

     Participation in the Plan shall not give any Employee the right to be retained in the Employer's employ, nor shall any Employee, upon dismissal from or voluntary termination of his employment, have any right or interest in the Fund, except as herein provided.



                                    ARTICLE 4

                             EMPLOYEE CONTRIBUTIONS


4.01      Employee Contributions.

     Except during periods of suspension described in Section 4.03, a Participant may elect to make Salary Savings Contributions, Voluntary After-Tax Contributions, or both by means of payroll deduction as provided below. For purposes of this Section 4.01, "Compensation" shall have the meaning described in Article 2, but ignoring the second paragraph of such definition (i.e., the Code Section 401(a)(17) limitation).

     (a) Salary Savings Contributions. A Participant may contribute as a Salary Savings Contribution any whole percentage from 1% to 18% (in 1% increments) of his Compensation during any Plan Year. (However, see
          Section 4.03(a) for circumstances where a Participant's Salary Savings Contribution may increase to 100%). Because of the limitations described in Section 4.02(c), a Participant may not be allowed to contribute the maximum percentage.

     (b) Voluntary After-Tax Contributions. A Participant may elect to make Voluntary After-Tax Contributions. A Participant may contribute as a Voluntary After-Tax Contribution any whole percentage of his Compensation up to 10% during any Plan Year.

4.02      Elections Regarding Employee Contributions.

     (a) Procedure for Making Elections. A Participant may enter a Salary Savings Agreement with the Employer authorizing the Employer to withhold a portion of such Participant's Compensation as a Salary Savings Contribution and/or Voluntary After-Tax Contribution during each pay period. The election to make Employee Contributions shall be effective no later than the first day of the Participant's normal pay period beginning at least 30 days after the Employer receives the Salary Savings Agreement. The Committee may prescribe rules and regulations regarding the manner and timing of the Participant's election including a shorter or longer period of required notice.

     (b) Treatment as 401(k) Contributions. It is expressly intended that, to the extent allowable by law, Salary Savings Contributions shall not be included in the gross income of the Employee for income tax purposes and shall be deemed contributions under a cash or deferred arrangement pursuant to Code Section 401(k).

     (c) Additional Limitations of Salary Savings Contributions. Salary Savings Contributions shall be subject to the limitations described in Section
          12.02 (maximum dollar contribution limit), Section 12.03 (ADP non-discrimination test) and Article 14 (Code Section 415 limit).

4.03      Change in Employee Contribution Percentage or Suspension of
          Contributions.

     (a) Change of Contribution Percentage. A Participant may increase or decrease the percentage of his Compensation contributed as an Employee Contribution only on January 1, April 1, July 1 or October 1 of each Plan Year by delivery of written notice to the Committee. If a Participant has not authorized the Employer to withhold at the maximum rate and desires to increase the total withheld for a Plan Year, such Participant may authorize the Employer to withhold a supplemental amount up to 100% of his or her Compensation for one or more pay periods. However, in no event shall the total of all such supplemental contributions exceed 18% of the Participant's year-to-date Compensation for Salary Savings Contributions or 10% of the Participant's year-to-date Compensation for Voluntary After-Tax Contributions. In order to be effective, the Participant must notify the Committee of such increase or decrease at least 30 days prior to the date that the increase or decrease will become effective or such other number of days as determined by the Committee on a nondiscriminatory basis.

     (b) Suspension of Contributions. A Participant may suspend his Employee Contributions at any time by properly completing a form prescribed by the Committee. The suspension of Employee Contributions will be effective on the first day of the Participant's normal payroll period that begins 30 days after the Participant delivers the completed form to the Committee. A Participant may resume making Salary Savings Contributions or Voluntary After-Tax Contributions only on the next January 1, April 1, July 1 or October 1 which is at least 90 days after the effective date of such suspension of contributions and only after informing the Committee in writing at least 30 days prior to the date on which the Employee Contributions are to resume. The Committee, on a nondiscriminatory basis, may prescribe a lesser number of days on which the suspension or resumption of Employee Contributions is to be effective. Employee Contributions automatically shall be suspended beginning on the first payroll period that commences after the Participant is not in receipt of Compensation, the Participant's layoff or the Participant's Authorized Leave of Absence without pay.

     (c)  Other Rules.

          (1) See Section 9.03 for circumstances under which a Participant's Salary Savings Contributions could be suspended for a period of at least 12 months after such Participant receives a hardship distribution.

          (2) In order to satisfy the provisions of Article 12 and Article 14, the Committee may from time to time either temporarily suspend the Employee Contributions of Highly Compensated Employees or reduce the maximum permissible Employee Contribution that may be made to the Plan by Highly Compensated Employees.

          (3) Any reduction, increase, or suspension of Employee Contributions described in this Section 4.03 shall be made in such manner as the Committee may prescribe from time to time consistent with the provisions of this Section.

4.04      Deadline for Contribution and Allocation of Salary Savings
          Contributions.

     Employee Contributions shall be paid to the Trustee as promptly as possible after the end of each regular pay period but in no event later than 15 days after the end of the calendar month in which such Employee Contributions are retained by the Employer.

4.05      Rollover Contribution.

     (a) Without regard to any limitation on contributions set forth in this Article, a Participant shall be permitted, if the Committee consents (based on non-discriminatory criteria), to transfer to the Trustee during any Plan Year additional property acceptable to the Trustee, provided such property:

          (1) was received by the Participant from a Qualified Plan maintained by a previous employer of the Participant and qualifies as a Rollover Contribution within the meaning of Code Section 402(a)(5) or

          (2) was received by the Participant from an individual retirement account or individual retirement annuity and qualifies as a Rollover Contribution within the meaning of Code Section 408(d)(3)(A)(ii).

          (b) Such property shall be held by the Trustee in the Participant's Rollover Contribution Account. All such amounts so held shall at all times be fully vested and nonforfeitable. Such amounts shall be distributed to the Participant upon Termination of Employment in the manner provided in Article 8.

4.06      Transfer Contribution.

          (a) If the Committee consents (based on nondiscriminatory criteria), a trustee of another Qualified Plan may transfer the account balance of a Participant held in such other Qualified Plan to the Trustee of this Plan. After such transfer, the Trustee of this Plan shall hold such transferred account balance in an account designated by the Committee.

          (b) Transfers from another Qualified Plan directly to this Plan shall be permitted only if the transferred assets are acceptable to the Trustee and only if the transfer will not adversely affect the tax Qualified status of this Plan. On a nondiscriminating basis, the Trustee may refuse to accept a transfer if the transfer will increase the administrative burdens of the Plan (including the addition of new optional forms of benefit).

          (c) Information about the transferred assets and any limitations or conditions imposed on sub-accounts held under the Plan shall be specified in an appendix to this Plan. The Committee may amend such appendix without the consent of the Board or of any Employer.



                                    ARTICLE 5

                             EMPLOYER CONTRIBUTIONS


5.01      Matching Employer Contribution.

          (a) Eligibility to Receive Matching Contribution with respect to Salary Savings Contributions. Each quarter the Employer shall make an Employer Matching Contribution on behalf of each Participant who made Salary Savings Contributions during the quarter or such other period selected by the Company. An Employer will not match Voluntary After-Tax Contributions.

          (b) Eligibility to Receive Matching Contribution with respect to Elective Profit Sharing Contributions. Each Plan Year the Employer shall make an Employer Matching Contribution on behalf of each Participant who elected to contribute his Elective Profit Sharing Contribution to the Plan for the Plan Year.

          (c)  Amount of Match.

               (1) Match on Salary Savings Contribution. A Participant's Employer Matching Contribution with respect to Salary Savings Contributions for a calendar quarter shall equal the Participant's Salary Savings Contributions made during the applicable quarter multiplied by the Employer Matching Contribution Percentage determined by the Company for such Plan Year. The Employer Matching Contribution Percentage shall be a uniform percentage of a Participant's Salary Savings Contribution up to 4% of the Participant's
                    Compensation for such calendar quarter. The Employer Matching Contribution shall be allocated to the Participant's Employer Matching Contribution Account within a reasonable time after the end of the quarter for which the Employer Matching Contribution is made or such other period determined by the Employer. For purposes of this Section 5.01(c), Compensation shall have the meaning described in
                    Article  2,  including  the  limitation  prescribed  by Code
                    Section 401(a)(17).

               (2) Match on Elective Profit Sharing Contribution. A Participant's Employer Matching Contribution with respect to Elective Profit Sharing Contributions for a Plan Year shall equal 100% of the Participant's Elective Profit Sharing Contributions that the Participant elects to contribute to the Plan for such Plan Year. The Employer Matching
                    Contribution shall be allocated to the Participant's Employer Matching Contribution Account within a reasonable time after the end of the Plan Year or such other period determined by the Employer.

5.02      Profit Sharing Contributions.

     (a) Eligibility To Receive Profit Sharing Contribution. Each year the Employer may elect to make a discretionary Profit Sharing Contribution to the Plan. This Profit Sharing Contribution shall be allocated to the Profit Sharing Account of each Participant who is employed on the last day of the Plan Year or who had a Termination of Employment during the Plan Year on account of death, Disability or Retirement.

     (b) Non-Elective and Elective Profit Sharing Contribution. Fifty percent (50%) of the Profit Sharing Contribution (the "Non-Elective Profit Sharing Contribution") shall be allocated to each eligible Participant's Profit Sharing Contribution Account in the same proportion that each such Participant's Eligible Compensation (as defined below) for the Plan Year bears to the total Eligible Compensation of all such Participants for the Plan Year. The remaining fifty percent (50%) may, at the election of the Participant, be distributed immediately to the Participant in cash or be contributed to the Plan (the "Elective Profit Sharing Contribution"). See Section 5.01(c)(2) regarding a matching contribution with respect to Elective Profit Sharing Contributions.

     (c) Eligible Compensation. For purposes of this Section 5.02, "Eligible Compensation" shall mean a Participant's base wages (including commissions, but excluding overtime, bonuses and incentives) received while a Participant in the Plan. Eligible Compensation received during a Plan Year but prior to the time an Eligible Employee becomes a Participant shall be excluded.

5.03      Retirement Contribution.

     The Employer may (but shall not be required to) make an additional contribution annually to the Plan each Plan Year on behalf of each Participant who is employed on the last day of the Plan Year or who had a Termination of Employment during the Plan Year on account of death, Disability or Retirement. Such contribution shall be no more than 2% (or such other percentage or amount as determined by the Committee) of a Participant's Eligible Compensation (as defined in Section 5.02(c) above). Such contribution shall be allocated to the Participant's Retirement Contribution Account. Compensation received during a Plan Year but prior to the time an Eligible Employee becomes a Participant shall be excluded from a Participant's Eligible Compensation.

5.04      Qualified Non-Elective Contributions.

     In the sole discretion of the Employer, an additional Employer Contribution may be made to the Plan which shall be known as a "Qualified Non-Elective Contribution". Such contribution shall be made in order to satisfy the requirements of Article 12, and shall be allocated to the Qualified Non-Elective Contribution Accounts of those Non-Highly Compensated Employees selected by the Committee at the time such Qualified Non-Elective Contribution is made, or as soon thereafter as possible.

5.05      Form and Timing of Contributions.

     (a) Employer Contributions shall be made in cash or in property acceptable to the Trustee valued at the property's fair market value on the date the property is delivered to the Trustee. Employer Matching Contributions, Profit Sharing Contributions and Retirement Contributions shall be delivered to the Trustee on or before the date prescribed by the Code for filing the Employer's federal income tax return, including authorized extensions. Qualified Non-elective Contributions shall be delivered to the Trustee on or before the first day of the twelfth month following the close of the Plan Year to which the contribution relates.

     (b) Except as provided in this Section 5.05, all Employer Contributions shall be irrevocable, shall never inure to the benefit of any Employer, shall be held for the exclusive purpose of providing benefits to Participants and their Beneficiaries (and contingently for defraying reasonable expenses of administering the Plan), and shall be held and distributed by the Trustees only in accordance with this Plan.

     (c) A contribution which was made by a mistake in fact or conditioned upon the deductibility of the contribution under Section 404 of the Code shall be returned to the Employer within one year after the payment of the contribution or the disallowance of the deduction (to the extent disallowed) whichever is applicable. All contributions made to this Plan are conditional upon the deductibility of such contribution under Code Section 404.

5.06      Forfeitures.

     Forfeitures shall first be applied to restore amounts previously forfeited pursuant to Section 7.06(c) and then shall be allocated as an additional Non-Elective Profit Sharing Contribution (see Section 5.02). See Section
     7.06 to determine when a forfeiture of a Participant's Account occurs.

5.07      Employment on Last Day of Plan Year.

     To the extent necessary to comply with Code Sections 410(b), 401(a)(26), 401(a)(4) or any other applicable requirement, Employees who were not otherwise eligible to receive an Employer Contribution shall be deemed to be eligible. The Committee (in a nondiscriminatory manner) shall determine which Employees may participate in the Plan, the extent of such participation and the allocation of any Employer Contribution.



                                    ARTICLE 6

                            ACCOUNTS AND ALLOCATIONS


6.01      Participant Accounts.

     (a) Individual Account Plan. This Plan is an "individual account plan," as that term is used in ERISA. A separate Account shall be maintained for each Participant, Former Participant or Beneficiary, so long as he has an interest in the Trust Fund.

     (b) Sub-Accounts. Each Account shall be divided (as appropriate) into the following parts and sub-parts:

          (1)  The Salary Savings Contribution Account;

          (2) The Employer Matching Contribution Account (which Account shall be divided into two subparts -- one subpart tracking Employer Matching Contributions on Salary Savings Contributions and the second subpart tracking Matching Contributions on Elective Profit Sharing Contributions);

          (3) The Profit Sharing Contribution Account (which Account shall be divided into two subparts -- one subpart tracking Elective Profit Sharing Contributions and the second subpart tracking Non-Elective Profit Sharing Contributions);

          (4)  The Qualified Non-Elective Contribution Account;

          (5)  The Rollover Contribution Account;

          (6)  Voluntary After-Tax Contribution Account;

          (7)  Retirement Contribution Account; and

          (8)  Transfer Contribution Account.

          In addition, the Committee may divide such sub-accounts into such additional sub-portions as the Committee deems to be necessary or advisable under the circumstances or to establish other accounts or sub-accounts as needed.

     (c) Value of Account as of Valuation Date. As of each Valuation Date, each Participant's Account shall equal:

          (1) his total Account as determined on the immediately preceding Valuation Date, plus

          (2) his Employee Contributions added to his Account since the immediately preceding Valuation Date, plus

          (3) his Employer Contributions added to his Account since the immediately preceding Valuation Date, plus

          (4) his Rollover Contributions and Transfer Contributions since the immediately preceding Valuation Date, minus

          (5) his distributions, if any, since the immediately preceding Valuation Date, plus or minus

          (6)  his allocable share of Adjustments.

6.02      Allocation of Adjustments.

     The Adjustment for each Investment Fund shall be calculated as of each Valuation Date. The Adjustment for a given Investment Fund shall be allocated to each Account invested in such Investment Fund in the proportion that each such Account bears to the total of all such Accounts. Such Valuation shall occur prior to the allocation of Employer
     Contributions but after taking into account all distributions and all Employee Contributions since the prior Valuation Date. Any Rollover Contribution or Transfer Contribution made during the Plan Year shall be weighted to reflect the number of full months such Rollover Contribution or Transfer Contribution was held in the Plan. The Committee may direct that expenses attributable to general Plan administration be allocated among the Accounts of all Participants in proportion to their Account balances. The Adjustment that is allocable to the Participant's directed investment of his loan shall be the interest payments made by the Participant with respect to such loan since the immediately preceding Valuation Date.

6.03      Investment Funds and Elections.

     (a) Election of Investment Funds. Except for the Participant's Retirement Contribution Account and the Non-elective Profit Sharing Contribution portion of his Profit Sharing Contribution Account, each Participant shall direct, following such procedures as may be specified by the Committee, to have his Account allocated or reallocated in 10% increments among the Investment Funds. References to a Participant's investment of his "Account" in this Section 6.03 and other related portions of this Plan shall mean the Participant's Account other than the Participant's Retirement Contribution Account and the Non-elective Profit Sharing Contribution portion of his Profit Sharing Contribution Account. See Section 6.03(e) for the investment of the Participant's non-directed Account.

     (b) Initial Investment Direction. A Participant's initial investment election must allocate his entire Account in 10% increments among the Investment Funds, as of the date of the directive, and all subsequent contributions to each sub-account for so long as the election remains in effect. An Employee who fails to make a proper investment election by the deadline established by the Committee for such purpose, shall be deemed to have elected to allocate 100% of his Account in the Investment Fund which, in the opinion of the Committee, best preserves the principal amount of the Participant's Account.

     (c) Subsequent Elections. Investment elections will remain in effect until changed by a new election. New elections may be made in 10% increments by a Participant effective on the first day of any calendar quarter in a manner determined by the Committee, provided that new elections must be received at least 30 days (or a shorter period established by the Committee) prior to the desired effective date. New elections may change future allocations to the Participant's Account, may reallocate between the Investment Funds any amounts previously credited to the Participant's Account, or may leave the allocation of such prior amounts unchanged. Trust transactions reflecting investment elections among the Investment Funds will occur as of the January 1, April 1, July 1, or October 1 which immediately follows the timely receipt of such investment election when such allocation or re-allocation can be made and all Investment Fund values shall be determined as of such dates.

     (d) Investment Options. The Committee is authorized to select new Investment Funds or to eliminate any Investment Fund as the Committee shall deem appropriate from time to time. Any change in Investment Funds shall be noted in the minutes of the Committee. The creation of an Investment Fund shall not be effective until the Trustee has consented in writing to the creation of such new Investment Fund. Any creation or deletion of an Investment Fund shall not be effective until such change is communicated to Participants and new investment elections are solicited from Participants, if appropriate.

     (e) Non-directed Accounts. The Participant may not direct the investment of his Retirement Contribution Account nor the Non-elective Profit Sharing Contribution portion of his Profit Sharing Contribution Account. Instead such amounts shall be invested at all times (unless the Committee determines otherwise and communicates its decision to the Trustee) in the fund specified by the Trustee.

6.04      Errors.

     Where an error or omission is discovered in any Participant's Account, the Committee shall make appropriate corrective adjustments as of the end of the Plan Year in which the error or omission is discovered. If it is not practical to correct the error retroactively, then the Committee shall take such action in its sole discretion as may be necessary to make such corrective adjustments, provided that any such actions shall treat similarly situated Participants alike and shall not discriminate in favor of Highly Compensated Employees.

6.05      Valuation For Purposes of Distributions.

     (a) For the purposes of Article 8, each Participant's Account shall be valued as of the Valuation Date immediately preceding the distribution of the Participant's Account.

     (b) Notwithstanding the foregoing, if the Committee in its discretion determines that there has been a significant change in the market value of the assets held in the Fund since the Valuation Date which precedes the proposed date of distribution, the Committee in its discretion and on a non-discriminatory basis may postpone the distribution until a reasonable time following the next Valuation Date and shall use the value of the Account computed as of the later Valuation Date in determining the amount of the distribution.

     (c) No person entitled to a distribution shall receive interest or other earnings on the Account from the applicable Valuation Date described in subsection (a) or subsection (b) above, to the date of actual distribution to such person.

     (d) This Section 6.05 shall not apply to the valuation of Accounts for purposes of in-service withdrawals or loans. Instead, see Section 9.05.


                                    ARTICLE 7

                                     VESTING


7.01      Retirement.

     A Participant who has a Termination of Employment on or after attaining age 55 shall be 100% vested in his Account. Such Account will be distributed on the date and in the form specified in Article 8.

7.02      Disability.

     A Participant who has a Termination of Employment on account of Disability shall become 100% vested in his Account as of the date of such Disability and shall be entitled to a distribution of his Account on the date and in the form specified in Article 8.

7.03      Death.

     A Participant who has a Termination of Employment on account of death shall become 100% vested in his Account. The Participant's Beneficiary shall receive a distribution of such Account on the date and in the form specified in Article 8.

7.04      Other Termination of Employment.

     (a) In General. Upon a Participant's Termination of Employment for any reason other than Retirement, Disability or death, the Participant shall be entitled to the vested portion of his Account, which shall be distributed on the date and in the form specified in Article 8.

     (b) 100% Vesting in Certain Sub-Accounts. A Participant shall always be one hundred percent (100%) vested in his Salary Savings Contribution Account, Voluntary After-Tax Contributions Account, the Elective Profit Sharing Contribution portion of the Participant's Profit Sharing Contribution Account and Rollover Contributions Account. Effective January 1, 1999, a Participant shall always be one hundred percent (100%) vested in any portion of his Employer Matching
          Contribution Account. The special vesting rule in the preceding sentence shall not apply to any Participant whose Termination of Employment occurs before January 1, 1999. If a Participant has a Termination of Employment before January 1, 1999 but becomes a Participant again on or after January 1, 1999, such special vesting rule shall apply to any portion of his Employer Matching Contribution Account which has not been forfeited pursuant to Section 7.06, or which is forfeited but restored pursuant to Section 7.06(c)..

     (c) Four Year Vesting For Certain Sub-Accounts. Any Participant who ceases to be an Employee shall have a vested interest in his Employer Matching Contribution Account (before January 1, 1999, as discussed in
          (b)  above),  Retirement  Contribution  Account  and the  Non-Elective
          Profit Sharing Contribution portion of the Participant's Profit Sharing Contribution Account as follows:

                    Years of Vesting Service as of
                       Termination of Employment          Vested Percentage

                          Less than 1 year                       0%
                               1 year                           25%
                               2 years                          50%
                               3 years                          75%
                               4 years                         100%

     (d) Forfeiture. That portion of the Participant's Account which is not vested upon such Termination of Employment shall be forfeited in accordance with Section 7.06.

     (e) Transfer Contribution Account. See an appendix to this Plan for the vesting schedule applicable to a Transfer Contribution Account upon a Participant's Termination of Employment.

7.05      Year of Vesting Service.

     (a) Vesting Credit Prior to Effective Date. An Employee's Vesting Service prior to the Effective Date shall be determined under the terms of the Prior Plan.

     (b) Vesting Credit After Effective Date. On or after the Effective Date, an Employee shall receive one Year of Vesting Service for any Plan Year during which the Employee is credited with 1,000 or more Hours of Service. An Employee shall not receive a Year of Vesting Service for any period of employment during any Plan Year if the Employee is credited with less than 1,000 Hours of Service during such Plan Year.

     (c) Forfeiture of Vesting Service. A Year of Vesting Service shall not include any period of employment which precedes a Break in Service if as of the first day of the Break in Service, the Employee does not have a vested interest in his Employer Contributions or Salary Savings Contributions.

     (d) Employment with Affiliates. Any period of employment with an Affiliate shall be considered service with the Employer for purposes of determining whether the Employee has a Year of Vesting Service.

     (e) Authorized Leave of Absence. A Year of Vesting Service shall not include any period of Authorized Leave of Absence or service in the military except to the extent such service is required to be credited under applicable federal law.

     (f) Employment with Affiliated Sponsors or Predecessor Businesses. A Participant shall not receive a Year of Vesting Service for any employment with any Affiliated Sponsor prior to its designation as an Affiliated Sponsor or any period of employment with a predecessor business prior to its acquisition by Employer except to the extent specifically set forth in an appendix to this Plan.

7.06      Forfeitures.

     (a) No Distribution of Account Prior to Break In Service. A Participant who incurs a Termination of Employment but who does not receive a distribution of his vested Account prior to incurring a Break in Service shall, upon incurring the Break in Service, forfeit the non-vested portion of his Account. If the terminated Participant resumes employment with the Employer prior to incurring a Break in Service, then the Participant's entire Account, unreduced by any forfeiture, shall become his beginning Account on the date he resumes participation in the Plan.

     (b) Distribution of Vested Account Prior to Break in Service. A Participant who incurs a Termination of Employment and receives a distribution of his entire vested Account prior to incurring a Break in Service, shall, upon such distribution, forfeit the non-vested portion of his Account. A Participant who is not vested in any portion of his Account shall be deemed to have received a distribution of his entire vested account upon his Termination of Employment and the Participant's non-vested Account shall be immediately forfeited.

     (c) Repayment of Account; Restoration of Non-Vested Account. Except as provided below, a Participant who is re-hired by the Employer shall have the right to repay to the Plan the portion of the Participant's Account which was previously distributed to him. In the event the Participant repays the entire distribution he received from the Plan, the Employer shall restore the non-vested portion of the Participant's Account. A Participant's Account shall first be restored, to the extent possible, out of forfeitures under the Plan in the Plan Year in which the distribution was restored. To the extent such forfeitures are insufficient to restore the Participant's Account, restoration shall be made from Employer Contributions. A Participant who was deemed to have received a distribution of his vested Account (see subsection (b) above) shall be deemed to have repaid such vested
          Account if such Participant is rehired before incurring a Break in Service.

     (d) Restrictions on Repayment of Account. Notwithstanding anything to the contrary in this Plan, a Participant shall not have the right to repay to the Plan the portion of his Account which was previously distributed to him after any of the following events: (i) the Participant incurs a Break in Service before returning to employment,
          (ii) the Participant fails to repay the prior distribution within five
          (5) years after the  Participant is  re-employed  by the Employer,  or
          (iii) the Participant received a distribution of his entire Account balance at the time of such earlier distribution.

7.07      Amendment of Vesting Schedule.

     If the vesting schedule of the Plan is amended, or the Plan is amended in any way that directly or indirectly affects the computation of any Participant's nonforfeitable percentage, or if the Plan is deemed amended by an automatic change to or from a Top-Heavy vesting schedule, each Participant with at least three (3) Years of Vesting Service with the Employer may elect, within a reasonable period after the adoption of the amendment, to have his or her nonforfeitable percentage computed under the Plan without regard to such amendment. The period during which the election may be made shall commence with the date the amendment is adopted and shall end on the later of:

     (a)  60 days after the amendment is adopted;

     (b)  60 days after the amendment becomes effective; or

     (c) 60 days after the Participant is issued written notice of the amendment by the Employer or Trustee.



                                    ARTICLE 8

                                  DISTRIBUTIONS


8.01      Commencement of Distribution.

     (a) Distribution Following Termination of Employment. A Participant's Account shall be distributed as soon as practicable after the later of
          (i) the Valuation Date coinciding with or immediately following the Participant's Termination of Employment or (ii) any later Valuation Date which is at least 30 days (or such number of days as selected by the Committee on a nondiscriminatory basis) after the Committee receives the Participant's written request for a distribution. Except as provided in Section 8.01(b), the Participant's Account shall not be distributed without the Participant's consent.

     (b) Consent of Participant. A Participant's consent to a distribution of his Account shall not be required in the circumstances described below, and the Committee shall direct the Trustee to distribute the Participant's Account as provided below:

          (i) Account does not exceed $3,500 or $5,000. If the Participant's vested Account balance does not exceed $3,500 ($5,000, effective January 1, 1998), such Account will be distributed in a lump sum no later than ninety (90) days after the end of the Plan Year in which such Termination of Employment occurred.

          (ii) Age 70-1/2. If a distribution is required under Section 8.05 (relating to mandatory distributions for Participants age 70-1/2), the Participant's Account will be distributed as provided in such Section.

          (iii)Attainment of Age 65. If a Participant has incurred a Termination of Employment and is age 65 or older (except in the case of a Port St. Lucie Participant, as described below), the Plan shall begin distribution of the Participant's Account no later than 60 days following the end of the Plan Year in which the Participant attains age 65 or, if later, within 60 days following the end of the Plan Year in which the Participant has a Termination of Employment. Notwithstanding the foregoing, the distribution to a Port St. Lucie Participant described in the preceding sentence shall not begin before the fifth anniversary of the date as of which the Participant first became eligible to participate in the Port St. Lucie Bank Retirement Savings Plan. If no election is made prior to the Participant's Annuity Starting Date, the Participant's Account will be distributed in a lump sum or, if the provisions of Section 8.03 apply, as provided in Appendix A.

          (iv) Death of Participant. If the Participant dies, the Participant's Account balance shall be distributed within 90 days after such death unless the particular facts and circumstances require a longer waiting period.

     (c) Hardship Withdrawals. Hardship withdrawals (see Article 9) shall commence no later than ninety (90) days after such request is approved by the Committee.

     (d) Direction to Trustee. The Committee shall issue directions to the Trustee concerning the recipient and the distribution date of benefits which are to be paid from the Trust pursuant to the Plan.

     (e)  Establishment   of   Guidelines.   The  Committee  may  establish  for
          administrative purposes, uniform and nondiscriminatory guidelines concerning the commencement of benefits.

     (f) Value of Account. See Section 6.06 for the method of determining the value of a Participant's Account prior to its distribution pursuant to this Article 8.

8.02      Method of Distribution.

     The Participant's Account shall be distributed in accordance with one of the following forms of payment as selected by the Participant (or Beneficiary if applicable). If a Participant elects to receive either a lump sum distribution or installment payments pursuant to Sections 8.02(a) or 8.02(d), and if any portion of such Participant's Account is invested in the Company Stock Fund, then the Participant may elect to receive any or all of such portion invested in the Company Stock Fund in whole shares of Company Stock, with cash paid for any fractional shares. Annuity distributions may not be paid in Company Stock.

     (a) Lump Sum Payment is a single lump sum payment of the Participant's entire vested Account. This is the normal form of payment under the Plan. If the Participant does not elect otherwise, his Account shall be distributed in a single lump sum.

     (b) Single Life Annuity is an annuity which may be purchased with the Participant's vested Account that provides level monthly payments during the Participant's lifetime, with payments ceasing upon the Participant's death.

     (c) Joint and Survivor Annuity is an annuity which may be purchased with the Participant's vested Account that provides level monthly payments during the Participant's life and upon the Participant's death, 50% of such monthly payment shall be payable on a monthly basis to the Participant's Spouse for the Spouse's life. Payments under the Joint and Survivor Annuity shall cease on the later of the death of the Participant or the death of the Participant's Spouse.

     (d) Installment Payment is a form of distribution where equal installments are made over the Participant's life expectancy, the Participant's and his Beneficiary's joint life expectancy, or another period which does not exceed the joint life expectancy of the Participant and his Beneficiary. Installment payments will be made, at the Participant's election, in monthly, quarterly, semi-annual or annual payments. Effective June 1, 1998, a Participant who elects the installment form of payment will have the following options:

          (i) A Participant may, upon application to the Committee, request that his entire Account be distributed in a lump sum payment subsequent to the commencement of installment payments.

          (ii) A Participant who has elected to have installments paid over his life expectancy or over his and his Spouse's joint life expectancy may, upon application to the Committee, and not more than once in any 12-month period, request to have his and his and/or his and his Spouse's joint life expectancy re-calculated for purposes of determining the amount of his installment payments, provided that such recalculation shall be made in a manner consistent with Proposed Treasury Regulations 1.401(a)(9)-1E-8. An election under this paragraph shall not constitute an election to have the Participant's life expectancy recalculated for purposes of the minimum distribution rules in
               Section 8.05, and if the amount required to be distributed for the year under Section 8.05 exceeds the amount actually paid to the Participant or his Beneficiary in installment payments under this Section 8.02(d), the difference shall be paid to the Participant or Beneficiary in a single lump sum before the date on which such payment is due.

          (iii)A Participant may, upon application to the Committee, request a one-time withdrawal in a minimum of $10,000 from his Account balance.

     (e) Written Explanation of Benefit Options. At least thirty (30) days and no more than ninety (90) days prior to the Annuity Starting Date, the Committee shall provide the Participant with a written explanation of the optional forms of payment described in Section 8.02. Such explanation shall provide a general description of the eligibility conditions (if any) and other material features of the optional forms of payment including sufficient information regarding the relative values of the optional forms of payment. The written explanation must also inform the Participant of his right (if any) to defer receipt of the distribution until his Normal Retirement Age. This written explanation is not required if the Participant's Account is distributed without his consent as provided in subsection (b) above.

8.03      Special Rules Applicable to Annuity Distributions.


     (a) Application of Section 8.03. This Section 8.03 shall apply to a Participant only if and when the Participant elects to receive an
          annuity  distribution.   After  a  Participant  elects  to  receive  a
          distribution of his Account in the form of an annuity, the Participant's form of distribution and Beneficiary designation shall be governed by Appendix A to the extent inconsistent with this Article
          8. In addition, the notice requirements of Appendix A shall apply.

     (b) Hardship Withdrawals. Hardship withdrawals (see Article 9) are payable only in a single lump sum. Thus, a married Participant whose Account is subject to Section 8.03 must obtain his Spouse's consent to such distribution. The Spouse's consent must be obtained within 90 days of the Participant's Annuity Starting Date and must be in the form described in Appendix A.

8.04      Death Benefits.

     (a)  Death  Benefits if Section 8.03 Applies.  If the provisions of Section
          8.03 apply to the Participant (i.e., the Participant previously elected to receive a distribution of his Account in the form of an annuity) and the Participant dies prior to his Annuity Starting Date, the Participant's Account shall be distributed in accordance with the Pre-Retirement Survivor Annuity rules contained in Appendix A.

     (b)  Death  Benefits if Section 8.03 Does Not Apply.  If the  provisions of
          Section 8.03 do not apply (i.e., the Participant has never elected to receive a distribution of his Account in the form of an annuity) and the Participant dies, the Participant's vested Account shall be distributed to the Participant's Beneficiary in the form previously selected by the Participant on behalf of the Beneficiary or if the Participant made no such election, in the form selected by the Beneficiary. The Participant's Account will not be distributed in the form of a Joint and Survivor Annuity.

8.05      Special Distribution Rules For Participants Age 70-1/2.

     (a) Scope of Section. To the extent that the distribution rules described in this Section provide a limitation upon distribution rules stated elsewhere in this Plan, the distribution rules stated in this Section shall take precedence over such conflicting rules. However, under no circumstances shall the rules stated in this Section be deemed to provide distribution rights to Participants or their Beneficiaries which are more expansive or greater than the distribution rights stated elsewhere in this Plan. For example, if the only distribution method permitted under the Plan is a lump sum, then distributions under this Section may only be made in a lump sum. In addition, if the Plan requires distributions to commence at age 65 for Participants who have terminated Employment, distributions must commence at age 65 and may not be delayed to age 70-1/2.

     (b)  Distributions Must Commence Before Age 70 1/2.

          (1) Distribution to a Participant shall begin not later than April 1 following the later of the calendar year in which he (i) attains age 70-1/2 or (ii) incurs a Termination of Employment; provided however that for a Participant who is a 5% owner (as defined in Code ss. 401(a)(9) and Treasury Regulations thereunder), distribution to such Participant shall begin the April 1 following the calendar year in which the Participant attains age 70 1/2 (the "Required Beginning Date"), regardless of whether the Participant consents to such distribution.

          (2) Notwithstanding Section 8.05(b)(1) above, the Required Beginning Date for any Participant who (i) has attained or will attain age 70 1/2 on or before December 31, 1998, and (ii) has an Account under the Plan as of December 31, 1996, shall be April 1 following the calendar year in which the Participant attains age 70 1/2, regardless of whether the Participant is then employed by the Employer. Furthermore, for any Participant who was receiving minimum distributions under the Prior Plan as of December 31, 1996, such minimum distributions shall continue.

     (c) Method of Distribution. The entire Account of each Participant shall be distributed, beginning not later than the required beginning date, in the manner elected by the Participant. However, if the Participant fails to elect a distribution option by the required beginning date, the Participant's vested Account will be distributed in a lump sum.

     (d) Death After Required Beginning Date. If distribution of a Participant's Account has begun in accordance with paragraph (b), and if the Participant dies before his entire vested Account has been distributed to him, then the remaining portion of such vested Account will be distributed at least as rapidly as under the method of distribution being used under paragraph (b) as of the date of the Participant's death.

     (e) Death Before Required Beginning Date. If a Participant dies before distribution of the Participant's Account has begun in accordance with paragraph (b) above, the Participant's entire vested Account must be distributed in a lump sum within 90 days of the Participant's death unless:

          (i) the Participant's Account is payable to or for the benefit of his Beneficiary;

          (ii) such portion will be distributed for the life of the Beneficiary or in installments over a period certain not extending beyond the life expectancy of the Beneficiary; and

          (iii)such distributions begin not later than one year after the date of the Participant's death or such later date as may be prescribed in Treasury Regulations.

          If the conditions stated in clauses (i), (ii) and (iii) are met, then the portion referred to in clause (i) shall be treated as distributed on the date on which distributions begin. Furthermore, if the Beneficiary is the Participant's Spouse, the date on which the Distributions are required to begin under clause (iii) above shall not be earlier than the date on which the Participant would have attained age 70-1/2, and if the surviving Spouse dies before distributions to such Spouse begin, this paragraph shall be applied as if the surviving Spouse were the Participant.

          The Participant's Beneficiary may elect whether the Participant's entire vested Account will be distributed in a lump sum immediately following the Participant's death or pursuant to the provisions of paragraph (i)-(iii) above. Such election must be made within the time limits described in Treasury Regulation ss. 1.401(a)(9)-1, C-4. If no election is made and the Beneficiary is the Participant's Spouse, the Committee shall distribute the Participant's entire vested Account pursuant to the provisions of paragraphs (i)-(iii) above. If no election is made and the Beneficiary is not the Participant's Spouse, the Participant's entire vested Account will be distributed in a lump sum.

     (f) No Recalculation of Life Expectancy. For the purposes of this Section, the life expectancy of the Participant and the Participant's Beneficiary shall not be recomputed once benefits have commenced under this Section.

     (g) Minimum Distribution Rules. Notwithstanding anything to the contrary herein, Distributions under the Plan will comply with Treasury Regulations issued under Code Section 401(a)(9) and any other provisions reflecting Code Section 401(a)(9) as prescribed by the Commissioner of the Internal Revenue Service, including the minimum distribution incidental benefit rules under Code Section 401(a)(9)(G) and Treasury Regulations issued thereunder.

8.06      Application for Benefits.

          The Committee may require a Participant or Beneficiary to complete and file with the Committee certain forms as a condition precedent to the payment of benefits. The Committee may rely upon all such information given to it, including the Participant's current mailing address. It is the responsibility of all persons interested in distributions from the Trust Fund to keep the Committee informed of their current mailing addresses.

8.07      Distributions Pursuant to Qualified Domestic Relations Orders.

          Notwithstanding anything to the contrary in this Plan, a "qualified domestic relations order," as defined in Code Section 414(p), may provide that any amount to be distributed to an alternate payee may be distributed immediately even though the Participant is not yet entitled to a distribution under the Plan. The intent of this Section is to provide for the distribution of benefits to an alternate payee as permitted by Treasury Regulation 1.401(a)-13(g)(3).

8.08      Direct Transfer of Account to an Eligible Retirement Plan.

     (a) In General. If a Participant is entitled to a distribution of his or her Account, the Participant may elect to have all or part of such Distribution paid directly to an "Eligible Retirement Plan" in the form of a direct rollover.

     (b) Election. The Participant must make the election described in paragraph (a) above within ninety (90) but no later than thirty (30) days (7 if the Participant executes the appropriate waiver) prior to the Participant's Annuity Starting Date in the manner and on the form provided by the Committee. The Participant must provide all information requested by the Committee for the Trustee to make the transfer. Failure to provide such information will void the Participant's election.

     (c) Definition of Eligible Retirement Plan. The term "Eligible Retirement Plan" shall mean:

          (i)  an  individual  retirement  account  (as  described  in Code  ss.
               408(a));

          (ii) an individual retirement annuity (as described in Code ss. 408(b), other than an endowment contract);

          (iii)a defined contribution plan qualified under Code ss. 401(a) that by its terms accepts rollover contributions; or

          (iv) an annuity plan described in Code ss. 403(a).

     (d) Exceptions. The Committee is not required to offer a direct transfer of a Participant's Account if:

          (i) The distribution is a series of substantially equal periodic payments made at least annually for the life (or life expectancy) of the Participant or for the joint lives (or joint life expectancies) of the Participant and his or her Beneficiary;

          (ii) The distribution is a series of substantially equal periodic payments made at least annually for a period of at least ten years; or

          (iii)The distribution is required under Section 8.05 (required minimum distribution).

          (iv) The distribution is less than $200 in a lump sum form (or any higher amount as established by the Internal Revenue Code or other applicable authority) and withholding is therefore not required.

     (e) Income Tax Withholding. Under the Internal Revenue Code, the Committee is generally required to withhold for federal income taxes on a distribution made directly to a Participant. Federal income tax withholding is not required for any direct transfer of a Participant's Account to an Eligible Retirement Plan or for any distribution described in paragraph (d) above.



                                    ARTICLE 9

                              HARDSHIP WITHDRAWALS


9.01      Hardship Withdrawal of Account.

     (a) In General. Any Participant may request the Committee to distribute to him, on account of a financial hardship, part or all of his (i) Salary Savings Contributions Account, (ii) the Elective Profit Sharing Contribution portion of his Profit Sharing Contribution Account, (iii) Rollover Contributions Account and (iii) before January 1, 1999, the vested Employer Matching Contributions on Elective Profit Sharing Contributions held in his Employer Matching Contribution Account. Such Account shall be valued in accordance with Section 9.15. Effective as of January 1, 1999, a Participant may not request a hardship distribution of the Employer Matching Contributions on Elective Profit Sharing Contributions.

     (b) No Distribution of Earnings. Notwithstanding the above, income or gain that is allocated to the Participant's Salary Savings Contribution Account and to the Participant's Elective Profit Sharing Contributions held in his Profit Sharing Contribution Account may not be distributed in a hardship withdrawal.

9.02      Definition of Hardship.

     Hardship shall mean an immediate and heavy financial need experienced by reason of:

     (a) Expenses of any accident or sickness of such Participant, his Spouse or his dependents or expenses necessary to provide medical care for such Participant, his Spouse or his dependents;

     (b)  Purchase of a primary residence for such Participant;

     (c) Payment of tuition and related educational fees for the next twelve months of post-secondary education for the Participant, his Spouse, children or dependents;

     (d) The need to prevent the eviction of the Participant from his principal residence or foreclosure on the Participant's principal residence; or

     (e) Other financial hardships as permitted by Treasury Regulations or other regulatory or judicial authority and approved by the Committee.

9.03      Maximum Hardship Distribution.

     (a) Maximum Hardship. A hardship distribution cannot exceed the amount required to meet the immediate financial need created by the hardship (after taking into account applicable federal, state, or local income taxes and penalties) and not reasonably available from other resources of the Participant. In order to ensure compliance with this requirement, the Committee may require the Participant to satisfy any or all of the provisions described below in (1), (2), or (3) below as a condition precedent to the Participant receiving a hardship distribution:

          (1) No Other Sources Available. Certification by the Participant on a form provided by the Committee for such purpose that the financial need cannot be relieved (1) through reimbursement or payment by insurance; (2) by reasonable liquidation of the Participant's assets; (3) by ceasing Salary Savings Contributions under the Plan; (4) by other in-service distributions (including loans) under the Plan and under any other plan maintained by the Employer; or (5) by borrowing from commercial lenders on reasonable commercial terms.

          (2) Receipt of All Distributions Available; Suspension of Future Contributions. Receipt by the Participant of all distributions that he is eligible to receive under this Plan and under any other plan maintained by the Employer.

     In addition, the Participant must agree to the following limitations and restrictions:

     (A) The Participant's Salary Savings Contributions shall automatically be suspended beginning on the first payroll period that commences after such Participant requests and receives a hardship distribution. Such Participant may resume making Salary Savings Contributions only on the January 1, April 1, July 1, or October 1 which is at least 12 months after the effective date of such suspension and only after informing the Committee in writing at least 30 days (or such lesser time as specified by the Committee) prior to the date on which the Salary Savings Contributions are to resume.

     (B) The maximum Salary Savings Contribution the Participant may make for the calendar year following his hardship distribution shall be reduced by the amount of Salary Savings Contributions made by the Participant during the calendar year in which he received his hardship distribution.

     (C) The Participant shall be prohibited under a legally enforceable agreement from making an Employee contribution to any other plan maintained by the Employer for at least 12 months after the receipt of the hardship distribution. For this purpose, the phrase "any other plan" includes all qualified and nonqualified plans of deferred compensation, stock option plans and stock purchase plans. It does not include a health or welfare plan including one that is part of a
          Section 125 cafeteria plan.

          (3) Other. Any other condition or method approved by the Internal Revenue Service.

9.04      Procedure to Request Hardship.

     The request to receive a hardship distribution shall be made in writing to the Committee explaining the nature of the financial hardship and stating the amount needed to meet the immediate need. Under no circumstances shall the Committee permit a Participant to repay to the Plan the amount of any hardship withdrawal by a Participant under this Section.

9.05     Valuation for Purposes of Withdrawals.

     The Participant's Account for purposes of determining the amount of a hardship withdrawal shall be determined as of the Valuation Date preceding the date the Committee approves the hardship distribution. However, if the Committee in its discretion determines that there has been a significant change in the market value of the assets held in the Fund since the Valuation Date which precedes the proposed date of distribution, the Committee in its discretion and on a non-discriminatory basis may postpone the hardship distribution until a reasonable time following the next Valuation Date and shall use the value of the Account computed as of the later Valuation Date in determining the amount of the distribution. Alternatively, the Committee may implement such other measures as it deems appropriate, including suspension of withdrawals or special valuations, to insure that each Participant's Account receives an appropriate allocation of income or loss.



                                   ARTICLE 10

                           ADMINISTRATION OF THE PLAN


10.01      Named Fiduciaries.

     The following parties are named as Fiduciaries of the Plan and shall have the authority to control and manage the operation and administration of the
     Plan:

     (a)  The Company;

     (b)  The Board;

     (c)  The Trustee;

     (d)  The Committee.

     The Fiduciaries named above shall have only the powers and duties expressly allocated to them in the Plan and in the Trust Agreement and shall have no other powers and duties in respect of the Plan; provided, however, that if a power or responsibility is not expressly allocated to a specific named fiduciary, the power or responsibility shall be that of the Company. No Fiduciary shall have any liability for, or responsibility to inquire into, the acts and omissions of any other Fiduciary in the exercise of powers or the discharge of responsibilities assigned to such other Fiduciary under this Plan or the Trust Agreement.

10.02      Board of Directors.

     The Board shall have the power to appoint and remove the Trustee and the members of the Committee. The Board may delegate its authority to appoint or remove the Trustee and the members of the Committee to an officer of the Company. The Board shall have no other responsibilities with respect to the Plan.

10.03      Trustee.

     The Trustee shall exercise all of the powers and duties assigned to the Trustee as set forth in the Trust Agreement. The Trustee shall have no other responsibilities with respect to the Plan.

10.04      Committee.

     (a) A committee of one or more individuals may be appointed by and serve at the discretion of the Board to administer the Plan. Any Participant, officer, or director of the Employer shall be eligible to be appointed a member of the Committee and all members shall serve as such without compensation. Upon termination of his employment with the Employer, or upon ceasing to be an officer or director, if not an employee, a member of the Committee automatically shall cease to be a member of the Committee. The Board shall have the right to remove any member of the Committee at any time, with or without cause. A member may resign at any time by giving written notice to the Committee and the Board. If a vacancy in the Committee should occur, a successor may be appointed by the Board. The Committee shall by written notice keep the Trustee notified of current membership of the Committee, its officers and agents. The Committee shall furnish the Trustee a certified signature card for each member of the Committee and for all purposes hereunder the Trustee shall be conclusively entitled to rely upon such certified signatures. If there are no members of the Committee, the Company shall assume the authority, powers, duties and privileges of the Committee.

     (b) The Board or the Chief Executive Officer shall appoint a Chairman and a Secretary from among the members of the Committee. All resolutions, determinations and other actions shall be by a majority vote of all members of the Committee. The Committee may appoint such agents, who need not be members of the Committee, as it deems necessary for the effective performance of its duties, and may delegate to such agents such powers and duties, whether ministerial or discretionary, as the Committee deems expedient or appropriate. The compensation of such agents shall be fixed by the Committee; provided, however, that in no event shall compensation be paid if such payment violates the provisions of Section 406 of ERISA and is not exempted from such prohibitions by Section 408 of ERISA.

     (c) The Committee shall have complete control of the administration of the Plan with all powers necessary to enable it to properly carry out the provisions of the Plan. In addition to all implied powers and responsibilities necessary to carry out the objectives of the Plan and to comply with the requirements of ERISA, the Committee shall have the following specific powers and responsibilities:

          (1) To construe the Plan and Trust Agreement and to determine all questions arising in the administration, interpretation and operation of the Plan;

          (2) To amend any or all of the provisions of the Plan and to terminate the Plan in whole or in part pursuant to the procedures provided hereunder;

          (3) To decide all questions relating to the eligibility of Employees to participate in the benefits of the Plan and Trust Agreement;

          (4) To determine the benefits of the Plan to which any Participant, Beneficiary or other person may be entitled;

          (5) To keep records of all acts and determinations of the Committee, and to keep all such records, books of accounts, data and other documents as may be necessary for the proper administration of the Plan;

          (6) To prepare and distribute to all Plan Participants and Beneficiaries information concerning the Plan and their rights under the Plan, including, but not limited to, all information which is required to be distributed by ERISA, the regulations thereunder, or by any other applicable law;

          (7) To file with the Secretary of Labor such reports and additional documents as may be required by ERISA and regulations issued thereunder, including, but not limited to, summary plan description, modifications and changes, annual reports, terminal reports and supplementary reports;

          (8)  To file  with the  Secretary  of the  Treasury  all  reports  and
               information   required  to  be  filed  by  the  Code,  ERISA  and
               regulations issued under each; and

          (9) To do all things necessary to operate and administer the Plan in accordance with its provisions and in compliance with applicable provisions of federal law.

     (d) To enable the Committee to perform its functions, the Employer shall supply full and timely information of all matters relating to the compensation and length of service of all Participants, their Retirement, death or other cause of termination of employment, and such other pertinent facts as the Committee may require. The Committee shall advise the Trustee of such facts and issue to the Trustee such instructions as may be required by the Trustee in the administration of the Plan. The Committee and the Employer shall be entitled to rely upon all certificates and reports made by a Certified Public Accountant selected or approved by the Employer. The Committee, the Employer and its officers shall be fully protected in respect of any action suffered by them in good faith in reliance upon the advice or opinion of any accountant or attorney, and all action so taken or suffered shall be conclusive upon each of them and upon all other persons interested in the Plan.

10.05      Standard of Fiduciary Duty.

     Any Fiduciary, or any person designated by a Fiduciary to carry out fiduciary responsibilities with respect to the Plan, shall discharge his duties solely in the interests of the Participants and Beneficiaries for the exclusive purpose of providing them with benefits and defraying the reasonable expenses of administering the Plan. Any Fiduciary shall discharge his duties with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matter would use in the conduct of an enterprise of a like character and with like aims. Any Fiduciary shall discharge his duties in accordance with the documents and instruments governing the Plan insofar as such documents and instruments are consistent with the provisions of ERISA. Notwithstanding any other provisions of the Plan, no Fiduciary shall be authorized to engage in any transaction which is prohibited by Sections 406 and 2003(a) of ERISA or Section 4975 of the Code in the performance of its duties hereunder.

10.06      Claims Procedure.

     Any Participant, former Participant, Beneficiary, or Spouse or authorized representative thereof (hereinafter referred to as "Claimant"), may file a claim for benefits under the Plan by submitting to the Committee a written statement describing the nature of the claim and requesting a determination of its validity under the terms of the Plan. Within ninety (90) days after the date such claim is received by the Committee, it shall issue a ruling with respect to the claim. If special circumstances require an extension of time for processing the claim, the Committee shall send the Claimant written notice of the extension prior to the termination of the 90-day period. The written notice shall indicate the special circumstances requiring an extension and the date by which the Committee believes a decision will be made. In no case, however, shall the extension of time delay the Committee's decision on such appeal request beyond 180 days following receipt of the claim for benefits. If the claim is wholly or partially denied, written notice shall be furnished to the Claimant, which notice shall set forth in a manner calculated to be understood by the
     Claimant:

     (1)  The specific reason or reasons for denial;

     (2) Specific reference to pertinent Plan provisions on which the denial is based;

     (3) A description of any additional material or information necessary for the Claimant to perfect the claim and an explanation of why such material or information is necessary; and

     (4)  An explanation of the claims review procedures.

     Any Claimant whose claim for benefits has been denied, may appeal such denial by resubmitting to the Committee a written statement requesting a further review of the decision within sixty (60) days of the date the Claimant receives notice of such denial. Such statement shall set forth the reasons supporting the claim, the reasons such claim should not have been denied, and any other issues or comments which the Claimant deems appropriate with respect to the claim.

     If the Claimant shall request in writing, the Committee shall make copies of the Plan documents pertinent to his claim available for examination of the Claimant. Within sixty (60) days after the request for further review is received, the Committee shall review its determination of benefits and the reasons therefor and notify the Claimant in writing of its final decision. Such written notice shall include specific reasons for the decision, written in a manner calculated to be understood by the Claimant, with specific references to the pertinent Plan provisions on which the decision is based. If special circumstances require an extension of time for processing the appeal, the Committee shall send the Claimant written notice of the extension prior to the termination of the 60-day period. In no case, however, shall the extension of time delay the Committee's decision on such appeal request beyond 120 days following receipt of the appeal request.

10.07      Indemnification of Committee; Board.

     To the extent permitted under ERISA, the Plan shall indemnify the Board and the Committee against any cost or liability which they may incur in the course of administering the Plan and executing the duties assigned pursuant to the Plan. The Employer shall indemnify the Committee against any personal liability or cost not provided for in the preceding sentence which they may incur as a result of any act or omission in relation to the Plan or its Participants. Notwithstanding the foregoing, however, no person shall be  indemnified  for any act or  omission  which  results  from  that person's  intentional  or  willful  misconduct,  or illegal  activity.  The
     Employer may purchase fiduciary liability insurance to insure its obligation under this Section. The Company shall have the right to select counsel to defend the Board or Committee in connection with any litigation arising from the execution of their duties under the Plan.




                                   ARTICLE 11

                            AMENDMENT AND TERMINATION


11.01      Right to Amend.

     The Company intends for the Plan to be permanent so long as the corporation exists; however, it reserves the right to modify, alter, or amend this Plan or the Trust Agreement, from time to time, to any extent that it may deem advisable, including, but not limited to any amendment deemed necessary to insure the continued qualification of the Plan under Sections 40l(a) and 401(k) of the Code or to insure compliance with ERISA; provided, however, that the Company shall not have the authority to amend this Plan in any manner which will:

     (a) Permit any part of the Fund (other than such part as is required to pay taxes and administrative expenses) to be used for or diverted to purposes other than for the exclusive benefit of the Participants or their Beneficiaries;

     (b) Cause or permit any portion of the funds to revert to or become the property of the Employer;

     (c) Change the duties, liabilities, or responsibilities of the Trustee without its prior written consent.

11.02     Termination and Discontinuance of Contributions.


     The Company shall have the right at any time to terminate this Plan or to discontinue permanently its contributions hereunder (hereinafter referred to as "Plan Termination"). Upon termination of the Plan, the Committee shall direct the Trustee with reference to the disposition of the Fund, after payment of any expenses properly chargeable against the Fund. The Trustee shall distribute all amounts held in Trust to the Participants and others entitled to distributions in proportion to the Accounts of such Participants and other distributees as of the date of such Plan Termination. In the event that this Plan is partially terminated, the provisions of this Section 11.02 shall apply solely with respect to the Employees affected by the partial termination. If the Plan is terminated or partially terminated, or if the Employer permanently discontinues its contributions to the Plan, then all Participants (in the case of complete plan termination or permanent discontinuance of contributions) or the affected Participants (in the event of partial Plan termination), shall become 100% vested in all of their Accounts under the Plan immediately upon such event.

11.03      IRS Approval of Termination.

     Notwithstanding Section 11.02, the Trustee shall not be required to make any distribution from this Plan in the event of complete or partial termination until the Internal Revenue Service has issued a favorable determination with respect to the Plan's termination.



                                   ARTICLE 12

                          SPECIAL DISCRIMINATION RULES


12.01      Definitions.

     Actual Contribution Percentage or ACP shall mean the ratio (expressed as a percentage) of (i) the sum of the Employer Matching Contributions and Voluntary After-Tax Contributions on behalf of the Participant for the Plan Year and, to the extent permitted in Treasury Regulations and elected by the Employer, the Participant's Qualified Elective Deferrals and Qualified Non-Elective Contributions to (ii) the Participant's Compensation for the Plan Year. The Employer, on an annual basis, may elect to include or not to include Qualified Elective Deferrals and Qualified Non-Elective Contributions in computing the ACP for a Plan Year. An Employer may elect on an annual basis to count a Participant's Employer Matching Contribution toward satisfying the required minimum contribution under Section 15.03 (minimum contribution for Non-Key Employees in a Top-Heavy plan) in lieu of including such contributions in the ACP. If a Participant (as defined below) does not receive an allocation of Employer Contributions for a Plan Year, such Participant's ACP for the Plan Year shall be zero.

     Actual Deferral Percentage or ADP shall mean the ratio (expressed as a percentage) of (i) the sum of Salary Savings Contributions and Elective Profit Sharing Contributions contributed to the Plan on behalf of a Participant for the Plan Year (excluding any Excess Deferrals by a Non-Highly Compensated Employee) and, to the extent permitted in Treasury Regulations and elected by the Employer, the Participant's Qualified Non-Elective Contributions to (ii) the Participant's Compensation for the Plan Year. The Employer, on an annual basis, may elect to include or not to include Qualified Non-Elective Contributions in computing the ADP for a Plan Year. In the case of a Participant (as defined below) who does not make a Salary Savings Contribution for a Plan Year and is not allocated a Qualified Non-Elective Contribution for such Plan Year, such Participant's ADP for the Plan Year shall be zero.

     Average Actual Contribution Percentage shall mean the average (expressed as a percentage) of the Actual Contribution Percentages of the Participants in a group. The percentage shall be rounded to the nearest one-hundredth of one percent (four decimal places).

     Average Actual Deferral Percentage shall mean the average (expressed as a percentage) of the Actual Deferral Percentages of the Participants in a group. The percentage shall be rounded to the nearest one-hundredth of one percent (four decimal places).

     Combined  ADP and ACP Test  shall  have the  meaning  as defined in Section
     12.11.

     Compensation for purposes of this Article 12 shall be that definition selected by the Committee that satisfies the requirements of Code Sections 414(s) and 401(a)(17). Such definition may change from year to year but must apply uniformly among all Eligible Employees being tested under the Plan for a given Plan Year and among all Employees being tested under any other plan that is aggregated with this Plan during the Plan Year. If the Committee fails to select a definition of Compensation for purposes of this
     Article 12, Compensation (for purposes of Article 12) shall have the same meaning as defined in Article 2.

     Employer  Matching  Contributions.  For  purposes  of this  Article  12, an
     Employer Matching Contribution for a particular Plan Year includes only those contributions that are (i) allocated to the Participant's Account under the Plan as of any date within such Plan Year, (ii) contributed to the Trust no later than the end of the 12-month period following the close of such Plan Year, and (iii) made on account of such Participant's Salary Savings Contributions for the Plan Year.

     Excess Deferrals shall have that meaning as defined in Section 12.02.

     Excess  ACP  Contributions  shall  have that  meaning as defined in Section
     12.09.

     Excess ADP Deferrals shall have that meaning as defined in Section 12.05.

     Highly Compensated Employee. See Article 13.

     Maximum Combined Percentage shall have the meaning as defined in Section 12.11(c).

     Non-Highly Compensated Employee. See Article 13.

     Participant. For purposes of this Article 12, a Participant shall mean any Employee who (i) is eligible to receive an allocation of an Employer Matching Contribution, even if no Employer Matching Contribution is allocated due to the Employee's failure to make a required Salary Savings Contribution, (ii) is eligible to make a Salary Savings Contribution, including an Employee whose right to make Salary Savings Contribution has been suspended because of an election not to participate or a hardship distribution, and (iii) is unable to receive an Employer Matching Contribution or make a Salary Savings Contribution because his Compensation is less than a stated amount.

     Salary Savings Contributions. For purposes of this Article 12, a Salary Savings Contribution is taken into account only if the contribution (i) is allocated to the Participant's Account under the terms of the Plan as of any date within the Plan Year, and (ii) relates to Compensation that would have been received by the Participant during the Plan Year or within 2 1/2 months after the Plan Year but for the deferral election. A Salary Savings Contribution is considered to be allocated as of a date within a Plan Year only if the allocation is not contingent on participation in the Plan or performance of service after the Plan Year to which the Salary Savings Contribution relates.

     Qualified Elective Deferral shall mean Salary Savings Contributions or Elective Profit Sharing Contributions designated by the Committee as Qualified Elective Deferrals in order to meet the ACP testing requirements of Section 12.07. In addition, the following requirements must be satisfied:

     (1) The aggregate of all Salary Savings Contributions and Elective Profit Sharing Contributions for the Plan Year (including the Qualified Elective Deferrals) must satisfy the ADP testing requirements set forth in Section 12.03(a).

     (2) The aggregate of all Salary Savings Contributions and Elective Profit Sharing Contributions for the Plan Year (excluding the Qualified Elective Deferrals) must satisfy the ADP testing requirements set forth in Section 12.03(a).

     (3) Qualified Elective Deferrals must satisfy all other provisions of this Plan applicable to Salary Savings Contributions and Elective Profit Sharing Contributions and shall remain part of the Participant's Salary Savings Contribution Account or the Elective Profit Sharing Contribution portion of the Participant's Profit Sharing Contribution Account.

     (4) Except as provided by this definition, Qualified Elective Deferrals shall be excluded in determining whether any other contribution or benefit satisfies the nondiscrimination requirements of Code Sections 401(a)(4) and 401(k)(3).

     Qualified Non-Elective Contribution shall mean an Employer contribution designated by the Committee as a Qualified Non-Elective Contribution in order to meet the ADP testing requirements of Section 12.03 or the ACP testing requirements of Section 12.07. In addition, the following requirements must be satisfied:

     (1) The Qualified Non-Elective Contribution, whether or not used to satisfy the requirements of Sections 12.03 or 12.07, must meet the requirements of Code Section 401(a)(4).

     (2) Qualified Non-Elective Contributions which are taken into account in order to meet the requirements of Section 12.03 or 12.07 (as applicable) shall not be counted in determining whether the testing requirements of any of such other Sections are met.

     (3) The Qualified Non-Elective Contributions shall be subject to all provisions of this Plan applicable to Salary Savings Contributions (except that Qualified Non-Elective Contributions cannot be distributed in a hardship distribution).

     (4) Except as provided in this paragraph, the Qualified Non-Elective Contributions shall be excluded in determining whether any other contribution or benefit satisfies the nondiscrimination requirements of Code Sections 401(a)(4) and 401(k)(3).

12.02     Limit on Salary Savings Contributions.

     (a) Notwithstanding any other provision of the Plan to the contrary, the aggregate of a Participant's Salary Savings Contributions and Elective Profit Sharing Contributions actually contributed to the Plan during a calendar year may not exceed $10,000 (for 1997) (or such greater amount as established by the Secretary of the Treasury pursuant to Code Section 402(g)(5)). Any Salary Savings Contributions or Elective Profit Sharing Contributions in excess of the foregoing limit ("Excess Deferral"), plus any income and minus any loss allocable thereto, may be distributed to the applicable Participant no later than April 15 following the calendar year in which such contributions were made.

     (b) Any Participant who has an Excess Deferral during a calendar year may receive a distribution of the Excess Deferral during such calendar year plus any income or minus any loss allocable thereto, provided (1) the Participant requests (or is deemed to request) the distribution of the Excess Deferral, (2) the distribution occurs after the date the Excess Deferral arose, and (3) the Committee designates the distribution as a distribution of an Excess Deferral. The distribution of the Excess Deferral shall be adjusted for income or loss during the Plan Year only, and not for the period between the end of the Plan Year and the date of the distribution.

     (c) If a Participant makes a Salary Savings Contribution or Elective Profit Sharing Contribution under this Plan and in the same calendar year makes a contribution to a Code Section 401(k) plan containing a cash or deferred arrangement (other than this Plan), a Code Section 408(k) plan (simplified employee pension plan) or a Code Section
          403(b) plan (tax sheltered annuity) and, after the return of any Excess Deferral pursuant to Section 12.02(a) and (b) the aggregate of all such contributions exceed the limitations contained in Code
          Section 402(g), then such Participant may request that the Committee return all or a portion of the Participant's Salary Savings Contributions or Elective Profit Sharing Contributions for the calendar year plus any income and minus any loss allocable thereto. The amount by which such contributions exceed the Code Section 402(g) limitations will also be known as an Excess Deferral.

     (d)  Any  request  for  a  return  of  Excess  Deferrals   arising  out  of
          contributions to a plan described in Section 12.02(c) above which is maintained by an entity other than the Employer must:

          (1)  be made in writing;

          (2) be submitted to the Committee not later than the March 1 following the Plan Year in which the Excess Deferral arose;

          (3)  specify the amount of the Excess Deferral; and,

          (4) contain a statement that if the Excess Deferral is not distributed, it will, when added to amounts deferred under other plans or arrangements described in Sections 401(k), 408(k),or 403(b) of the Code, exceed the limit imposed on the Participant by Section 402(g) of the Code for the year in which the Excess Deferral occurred.

          In the event an Excess Deferral arises out of contributions to a plan (including this Plan) described in Section 12.02(c) above which is maintained by the Employer, the Participant making the Excess Deferral shall be deemed to have requested a return of the Excess Deferral.

     (e) Salary Savings Contributions and Elective Profit Sharing Contributions may only be returned to the extent necessary to eliminate a
          Participant's Excess Deferral. Excess Deferrals shall be treated as Annual Additions under the Plan. In no event shall the returned Excess Deferrals for a particular calendar year exceed the Participant's aggregate Salary Savings Contributions and Elective Profit Sharing Contributions for such calendar year.

     (f) The income or loss allocable to a Salary Savings Contribution or Elective Profit Sharing Contribution that is returned to a Participant pursuant to this Section 12.02 shall be determined by multiplying the income or loss allocable to the Participant's Account for the calendar year in which the Excess Deferral arose by a fraction. The numerator of the fraction is the Excess Deferral. The denominator of the fraction is the value of the Participant's Account balance on the last day of the calendar year in which the Excess Deferral arose reduced by any income allocated to the Participant's Account for such calendar year and increased by any loss allocated to the Participant's Account for such calendar year. Alternatively, the income or loss allocable to a Salary Savings Contribution or Elective Profit Sharing Contribution may be calculated using any reasonable method for computing such income or loss, provided the method does not discriminate in favor of Highly Compensated Employees, is used consistently for all participants and for all corrective distributions under the Plan for the Plan Year, and is used by the Plan for allocating income to Participants' Accounts.

     (g) Any Employer Matching Contribution allocable to an Excess Deferral that is returned to a Participant pursuant to this Section 12.02 shall be forfeited notwithstanding the provisions of Article 7 (vesting). For this purpose, however, the Salary Savings Contributions that are returned to the Participant as an Excess Deferral shall be deemed to be first those Salary Savings Contributions for which no Employer Matching Contribution was made and second those Salary Savings Contributions for which an Employer Matching Contribution was made. Accordingly, if the Salary Savings Contributions that are returned to the Participant as Excess Deferrals were not matched, no Employer Matching Contribution will be forfeited. Salary Savings Contributions shall be returned as an Excess Deferral before Elective Profit Sharing Contributions.

12.03     Average Actual Deferral Percentage.

     The provisions of this Section 12.03 shall apply for Plan Years beginning before January 1, 1999. For Plan Years beginning on and after January 1, 1999, this Plan satisfies the safe harbor described in Code Section 401(k)(12), and thus is exempt from the ADP test described below. For Plan Years for which the Plan is intended to satisfy the safe harbor, the Plan Administrator shall comply with the notice requirement of Code Section 401(k)(12)(D).

     (a) The Average Actual Deferral Percentage for Highly Compensated Employees for each Plan Year and the Average Actual Deferral Percentage for Non-Highly Compensated Employees for the same Plan Year must satisfy one of the following tests:

          (1) The Average Actual Deferral Percentage for Participants who are Highly Compensated Employees for the Plan Year shall not exceed the Average Actual Deferral Percentage for the preceding Plan Year for Participants who are Non-Highly Compensated Employees for such preceding Plan Year multiplied by 1.25; or

          (2) The excess of the Average Actual Deferral Percentage for Participants who are Highly Compensated Employees for the Plan Year over the Average Actual Deferral Percentage for the preceding Plan Year for Participants who are Non-Highly Compensated Employees for such preceding Plan Year is not more than two percentage points, and the Average Actual Deferral Percentage for Participants who are Highly Compensated Employees is not more than the Average Actual Deferral Percentage for the preceding Plan Year for Participants who are Non-Highly Compensated Employees for such preceding Plan Year multiplied by two.

     (b) The permitted disparity between the Average Actual Deferral Percentage for Highly Compensated Employees and the Average Actual Deferral Percentage for Non-Highly Compensated Employees may be further reduced as required by Section 12.11.

     (c) If at the end of the Plan Year, the Plan does not comply with the provisions of Section 12.03(a), the Employer may do any or all of the following, except as otherwise provided in the Code or Treasury
          Regulations:

          (1)  Distribute   Salary  Savings   Contributions  to  certain  Highly
               Compensated Employees as provided in Section 12.05;

          (2) Recharacterize the Participant's Salary Savings Contributions as Voluntary After-Tax Contributions as provided in Section 12.06; or

          (3) Make a Qualified Non-Elective Contribution on behalf of any or all of the Non-Highly Compensated Employees and aggregate such contributions with the Non-Highly Compensated Employees' Salary
               Savings Contributions Deferrals as provided in Section 12.01 (definition of ADP).

          (4) Notwithstanding anything contained in Section 12.03(a)(1) or (2) to the contrary, the Plan Administrator may elect to use the Average Deferral Percentage for Non-highly Compensated Employees for the Plan Year, rather than the preceding Plan Year, except that if such an election is made, it may not be changed except by an amendment to this Plan or as otherwise provided by the Secretary of the Treasury.

12.04     Special Rules For  Determining  Average  Actual  Deferral  Percentage.


     (a) The Actual Deferral Percentage for any Highly Compensated Employee for the Plan Year who is eligible to have Salary Savings Contributions allocated to his Account under two or more arrangements described in
          Section 401(k) of the Code that are maintained by an Employer or its Affiliates shall be determined as if such Salary Savings Contributions were made under a single arrangement.

     (b) If two or more plans maintained by the Company or its Affiliates are treated as one plan for purposes of the nondiscrimination requirements of Code Section 401(a)(4) or the coverage requirements of Code Section 410(b) (other than for purposes of the average benefits test), all Salary Savings Contributions that are made pursuant to those plans shall be treated as having been made pursuant to one plan.

     (c) The determination and treatment of the Salary Savings Contributions, Elective Profit Sharing Contribution and Actual Deferral Percentage of any Participant shall be in accordance with such other requirements as may be prescribed from time to time in Treasury Regulations.

12.05     Distribution of Excess ADP Deferrals.

     (a) Salary Savings Contributions and Elective Profit Sharing Contributions exceeding the limitations of Section 12.03(a) ("Excess ADP Deferrals") and any income or loss allocable to such Excess ADP Deferral shall be designated by the Committee as Excess ADP Deferrals and shall be distributed to Highly Compensated Employees whose Accounts were credited with Excess ADP Deferrals in the preceding Plan Year. The Committee shall determine the amount of Excess ADP Deferrals to be distributed to each Highly Compensated Employee by first determining the aggregate dollar amount of the distribution as follows:

          (1) Determine the dollar amount by which the Pre-Tax Contributions of the Highly Compensated Employee(s) with the highest ADP must be reduced to equal the second highest ADP(s) under the Plan; then

          (2) Determine the dollar amount by which the Pre-Tax Contributions for the two (or more) Highly Compensated Employees with the highest ADPs under the Plan must be reduced to equal the third highest ADP(s) under the Plan; then

          (3) Repeat the steps described in (1) and (2) above with respect to the third and successive highest ADP levels under the Plan until the Average Actual Deferral Percentage does not exceed the amount allowable under Section 12.03(a); then

          (4)  Add the dollar  amounts  determined in each of steps (1), (2) and
               (3) above.

          The aggregate dollar amount of Excess ADP Deferrals determined under steps (1) through (4) above shall be distributed as follows:

          (1) First to those Highly Compensated Employees with the highest amount of Pre-Tax Contributions until each such Employee's Pre-Tax Contribution equals the second highest amount of Pre-Tax Contributions under the Plan;

          (2) Second, to the two (or more) Highly Compensated Employees with the next highest dollar amount of Pre-Tax Contributions under the Plan, until each such Employee's Pre-Tax Contribution equals the third highest amount of Pre-Tax Contributions under the Plan; and

          (3) Then the steps described in (1) and (2) shall be repeated for the third and successive Highly Compensated Employees with the highest amount of Pre-Tax Contributions under the Plan until all Excess ADP Deferrals have been returned.

     (b) To the extent administratively possible, the Committee shall distribute all Excess ADP Deferrals and any income or loss allocable thereto prior to 2 1/2months following the end of the Plan Year in which the Excess ADP Deferrals arose. In any event, however, the Excess ADP Deferrals and any income or loss allocable thereto shall be distributed prior to the end of the Plan Year following the Plan Year in which the Excess ADP Deferrals arose. Excess ADP Deferrals shall be treated as Annual Additions under the Plan. The distribution of the Excess ADP Deferrals shall be adjusted for income or loss during the Plan Year only, and not for the period between the end of the Plan Year and the date of the distribution.

     (c) The income or loss allocable to Excess ADP Deferrals shall be determined by multiplying the income or loss allocable to the Participant's Account for the Plan Year in which the Excess ADP Deferrals arose by a fraction. The numerator of the fraction is the Excess ADP Deferral. The denominator of the fraction is the value of the Participant's Account balance on the last day of the Plan Year in which the Excess ADP Deferrals arose reduced by any income allocated to the Participant's Account for such Plan Year and increased by any loss allocated to the Participant's Account for the Plan Year. Alternatively, the income or loss allocable to Excess ADP Deferrals may be calculated using any reasonable method for computing such income or loss, provided the method does not discriminate in favor of Highly Compensated Employees, is used consistently for all participants and for all corrective distributions under the Plan for the Plan Year, and is used by the Plan for allocating income to Participants' Accounts.

     (d) If an Excess Deferral has been distributed to the Participant pursuant to Section 12.02 for any taxable year of a Participant, then any Excess ADP Deferral allocable to such Participant for the same Plan Year in which such taxable year ends shall be reduced by the amount of such Excess Deferral.

     (e) Any Employer Matching Contribution allocable to an Excess ADP Deferral that is returned to the Participant pursuant to this Section 12.05 shall be forfeited notwithstanding the provisions of Article 7 (vesting). For this purpose, however, the Salary Savings Contributions that are returned to the Participant shall be deemed to be first those Salary Savings Contributions for which no Employer Matching Contribution was made and second those Salary Savings Contributions for which an Employer Matching Contribution was made. Accordingly, unmatched Salary Savings Contributions shall be returned as an Excess ADP Deferral before matched Salary Savings Contributions. Salary Savings Contributions shall be returned as an Excess ADP Deferral before Elective Profit Sharing Contributions.

12.06 Salary Savings Contributions Recharacterized as Voluntary After-Tax Contributions.


     (a) A Participant's Excess ADP Deferrals may be reduced or eliminated by recharacterizing, to the extent necessary, part or all of the Participant's Salary Savings Contributions or Elective Profit Sharing Contributions as Voluntary After-Tax Contributions. Such recharacterized Salary Savings Contributions or Elective Profit Sharing Contributions shall be allocated to a sub-account of the Participant's Voluntary After-Tax Contribution Account. Such recharacterization shall be permitted only to the extent the Participant could have originally contributed such amounts as a Voluntary After-Tax Contribution under the Plan (ignoring the provisions of Section 12.07).

     (b) The decision to recharacterize Salary Savings Contributions or Elective Profit Sharing Contributions as Voluntary After-Tax Contributions must be made within 2 1/2 months after the close of the Plan Year in which the Excess ADP Deferral arose. The Committee shall notify the Participant and the Internal Revenue Service that all or part of the Participant's Salary Savings Contributions or Elective Profit Sharing Contributions have been recharacterized as Voluntary After-Tax Contributions. Such notification shall be made in the form and in the manner prescribed by the Internal Revenue Service.

     (c) Salary Savings Contributions or Elective Profit Sharing Contributions that are recharacterized as Voluntary After-Tax Contributions shall be ignored in computing the Participant's Actual Deferral Percentage. However, such amounts shall be considered in computing the Participant's Average Contribution Percentage.

     (d) Notwithstanding the recharacterization of Salary Savings Contributions or Elective Profit Sharing Contributions as Voluntary After-Tax Contributions under this Section 12.06, Salary Savings Contributions or Elective Profit Sharing Contributions recharacterized as Voluntary After-Tax Contributions shall continue to be considered as Salary Savings Contributions or Elective Profit Sharing Contributions for the purposes of Article 14 (Maximum Benefits), Article 7 (Vesting),
          Article 8 (Distributions), and Article 15 (Top Heavy Rules).

     (e) Salary Savings Contributions or Elective Profit Sharing Contributions recharacterized as Voluntary After-Tax Contributions are includable in the Participant's gross income for the calendar year in which such recharacterized Salary Savings Contributions or Elective Profit Sharing Contributions were contributed to the Plan. For this purpose, Salary Savings Contributions or Elective Profit Sharing Contributions are deemed recharacterized in the order such Salary Savings Contributions were contributed to the Plan beginning with the earliest such Salary Savings Contributions or Elective Profit Sharing Contributions for the Plan Year in which the Excess ADP Deferral arose.

     (f) The Committee may, but is not required to, permit Highly Compensated Employees to elect whether to correct an Excess ADP Deferral by recharacterizing Salary Savings Contributions or Elective Profit Sharing Contributions as Voluntary After-Tax Contributions or by distributing the Excess ADP Deferral as described in Section 12.05.

     (g) Salary Savings Contributions shall be recharacterized as Voluntary After-Tax Contributions before Elective Profit Sharing Contributions are recharacterized.

     (h) Any Employer Matching Contribution allocable to a Salary Savings Contribution or Elective Profit Sharing Contribution that is recharacterized as a Voluntary After-Tax Contribution pursuant to this
          Section  12.06 shall be forfeited  notwithstanding  the  provisions of
          Article 7 (vesting). For this purpose, however, the Salary Savings Contributions that are recharacterized shall be deemed to be first those Salary Savings Contributions for which no Employer Matching Contribution was made and second those Salary Savings Contributions for which an Employer Matching Contribution was made. Accordingly, unmatched Salary Savings Contributions shall be recharacterized before matched Salary Savings Contributions.

12.07     Average Actual Contribution Percentage.

     (a) The Average Actual Contribution Percentage for Highly Compensated Employees for each Plan Year and the Average Actual Contribution Percentage for Non-Highly Compensated Employees for the same Plan Year must satisfy one of the following tests:

          (1) The Average Actual Contribution Percentage for Participants who are Highly Compensated Employees for the Plan Year shall not exceed the Average Actual Contribution Percentage for the preceding Plan Year for Participants who are Non-Highly Compensated Employees for such preceding Plan Year multiplied by 1.25; or

          (2) The excess of the Average Actual Contribution Percentage for Participants who are Highly Compensated Employees for the Plan Year over the Average Actual Contribution Percentage for the preceding Plan Year for Participants who are Non-Highly Compensated Employees for such preceding Plan Year is not more than two percentage points, and the Average Actual Contribution Percentage for Participants who are Highly Compensated Employees is not more than the Average Actual Contribution Percentage for the preceding Plan Year for Participants who are Non-Highly Compensated Employees for such preceding Plan Year multiplied by two.

     (b) If at the end of the Plan Year, the Plan does not comply with the provisions of Section 12.07(a), the Employer may do any or all of the following in order to comply with such provision as applicable (except as otherwise provided in the Code or in Treasury Regulations):

          (1) Aggregate Qualified Elective Deferrals with the Employer Matching Contributions or Voluntary After-Tax Contributions of Non-Highly Compensated Employees as provided in Section 12.01 (definition of
               ACP).

          (2)  Distribute   vested  Employer   Matching   Contributions   and/or
               Voluntary After-Tax Contributions to certain Highly Compensated Employees as provided in Section 12.09.

          (3) Make a Qualified Non-Elective Contribution on behalf of any or all of the Non-Highly Compensated Employees and aggregate such contributions with the Non-Highly Compensated Employees' Employer Matching Contributions or Voluntary After-Tax Contributions as provided in Section 12.01 (definition of ACP).

          (4) Forfeit non-vested Employer Matching Contributions of certain Highly Compensated Employees as provided in Section 12.10.

     (c) Notwithstanding anything contained in Section 12.07(a)(1) or (2) to the contrary, the Plan Administrator may use the Average Contribution Percentage for Non-highly Compensated Employees for the Plan Year, rather than the preceding Plan Year, if the Plan is amended accordingly. If such an amendment is made, however, it may not be changed except as provided by the secretary of the Treasury.

12.08     Special Rules For Determining Average Actual Contribution Percentages.

     (a) The Actual Contribution Percentage for any Highly Compensated Employee for the Plan Year who is eligible to have Employer Matching Contributions or Voluntary After-Tax Contributions allocated to his Account under two or more arrangements described in Sections 401(a) or 401(m) of the Code that are maintained by an Employer or its Affiliates shall be determined as if such contributions were made under a single arrangement.

     (b) If two or more plans maintained by the Employer or its Affiliates are treated as one plan for purposes of the nondiscrimination requirements of Code Section 401(a)(4) or the coverage requirements of Code Section 410(b) (other than for purposes of the average benefits test), all Employer Matching Contributions and Voluntary After-Tax Contributions that are made pursuant to those plans shall be treated as having been made pursuant to one plan.

     (c) The computation of the Average Actual Contribution Percentage shall be performed after any recharacterization of Salary Savings Contributions or Elective Profit Sharing Contributions as Voluntary After-Tax Contributions pursuant to Section 12.06.

     (d) The determination and treatment of the Actual Contribution Percentage of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

12.09     Distribution of Employer Matching Contributions.

     (a) Employer Matching Contributions and Voluntary After-Tax Contributions exceeding the limitations of Section 12.07(a) ("Excess ACP Contributions") and any income or loss allocable to such Excess ACP Contribution may be designated by the Committee as Excess ACP Contributions and may be distributed in the Plan Year following the Plan Year in which the Excess ACP Contributions arose to those Highly Compensated Employees whose Accounts were credited with the largest amounts of Employer Matching Contributions during the preceding Plan Year. The amount of Excess ACP Contributions to be distributed to a Highly Compensated Employee shall be determined using the procedure described in Section 12.05(a).

     (b) To the extent administratively possible, the Committee shall distribute all Excess ACP Contributions and any income or loss allocable thereto prior to 2 1/2 months following the end of the Plan Year in which the Excess ACP Contributions arose. In any event, however, the Excess ACP Contributions and any income or loss allocable thereto shall be distributed prior to the end of the Plan Year following the Plan Year in which the Excess ACP Contributions arose. The distribution of the Excess ACP Contributions shall be adjusted for income or loss during the Plan Year only, and not for the period between the end of the Plan Year and the date of the distribution.

     (c) The income or loss allocable to Excess ACP Contributions shall be determined by multiplying the income or loss allocable to the Participant's Account for the Plan Year in which the Excess ACP Contribution arose by a fraction. The numerator of the fraction is the Excess ACP Contributions. The denominator of the fraction is the value of the Participant's Account on the last day of the Plan Year reduced by any income allocated to the Participant's Account by such Plan Year and increased by any loss allocated to the Participant's Account for the Plan Year. However, any income allocable to an Excess ACP Contribution resulting from the distribution of a Salary Savings Contribution or Elective Profit Sharing Contribution that was recharacterized as a Voluntary After-Tax Contribution (See Section 12.06) shall be determined as if such recharacterized Salary Savings Contribution or Elective Profit Sharing Contribution were an Excess ADP Deferral (See Section 12.05). Alternatively, the income or loss allocable to Excess ACP Contributions may be calculated using any reasonable method for computing such income or loss, provided the method does not discriminate in favor of Highly Compensated Employees, is used consistently for all participants and for all corrective distributions under the Plan for the Plan Year, and is used by the Plan for allocating income to Participants' Accounts.

     (d)  Amounts distributed to Highly Compensated Employees under this Section
          12.09 shall be treated as annual additions with respect to the Employee who received such amount.

     (e) Unless specifically identified to the contrary, any distributions of Excess ACP Contributions shall be made first from Voluntary After-Tax Contributions and second from Employer Matching Contributions.

     (f) No unvested Employer Matching Contributions shall be distributed pursuant to this Section 12.09. Such amounts may, however, be forfeited pursuant to Section 12.10.

12.10     Forfeiture of Excess ACP Contributions.

     (a) A nonvested Employer Matching Contribution and any income or loss allocable to such nonvested Employer Matching Contribution for the Plan Year may be forfeited and used to reduce an Excess ACP Contribution. Such forfeited Employer Matching Contribution shall be allocated as a forfeiture in accordance with Section 5.06.

     (b) The amount of any Employer Matching Contribution to be forfeited by a particular Highly Compensated Employee shall be determined pursuant to the procedure described in Section 12.05(a).

     (c) The income or loss allocable to Excess ACP Contributions shall be determined pursuant to the formula described in Section 12.09(c).

     (d) Amounts forfeited by Highly Compensated Employees under this Section shall be treated as Annual Additions with respect to the Participant who forfeited such amount and with respect to any Participant to whose account the forfeiture was allocated.

     (e) Vested Employer Matching Contributions may not be forfeited to correct an Excess ACP Contribution.

12.11     Combined ACP and ADP Test.

     (a)  The Plan must satisfy the Combined ACP and ADP Test  described in this
          Section 12.11 only if (1) the Average Actual Deferral Percentage of the Highly Compensated Employees exceeds 125% of the preceding Plan Year's Average Actual Deferral Percentage for Non-Highly Compensated Employees and (2) the Average Actual Contribution Percentage of the Highly Compensated Employees exceeds 125% of the preceding Plan Year's Average Actual Contribution Percentage for Non-Highly Compensated Employees.

     (b) The Combined ACP and ADP Test is satisfied if the sum of the Highly Compensated Employees' Average Actual Deferral Percentage and Average Actual Contribution Percentage is equal to or less than the Maximum Combined Percentage defined in paragraph (c) below.

     (c) The Maximum Combined Percentage shall be determined by adjusting the preceding Plan Year's Non-Highly Compensated Employees' Average Actual Deferral Percentage and Average Actual Contribution Percentage in the following manner:

          (1)  The greater of the two  percentages  shall be multiplied by 1.25;
               and

          (2) The lesser of the two percentages shall be increased by two percentage points; however, in no event shall such adjusted percentage exceed twice the original percentage.

          The  sum of (1) and (2) shall be the Maximum Combined Percentage.

          Notwithstanding the foregoing, the Maximum Combined Percentage shall be determined in the following manner if such calculation results in a higher Maximum Combined Percentage than the formula specified above:

          (1) The lesser of the preceding Plan Year's Average Actual Deferral Percentage and Average Actual Contribution Percentage of the Non-Highly Compensated Employees shall be multiplied by 1.25; and

          (2) The greater of such two percentages shall be increased by two percentage points; however, in no event shall such percentage exceed twice the original percentage.

     (d) In the event the Plan does not satisfy the Combined ADP and ACP Test, the Highly Compensated Employees' Average Actual Contribution Percentage shall be decreased using any of the methods described in
          Section 12.07(b) until the sum of such percentage and the Highly Compensated Employees' Average Actual Deferral Percentage equals the Maximum Combined Percentage.

     (e) If Employer Matching Contributions or Voluntary After-Tax Contributions are distributed or forfeited (if applicable) to satisfy the Combined ADP and ACP Test, income or loss allocable to such contributions shall also be distributed. The income or loss shall be determined using the same procedures as Section 12.05(c). Only income or loss allocable to the Plan Year, and not to the period between the end of the Plan Year and the date of distribution, shall be distributed.

     (f) To the extent administratively possible, the Committee shall make the necessary corrections prior to 2 1/2 months following the end of the Plan Year for which the Combined ADP and ACP Test is computed. In any event, however, all corrections must occur by the end of the Plan Year following the Plan Year for which the Combined ADP and ACP Test is computed. Employer Matching Contributions that are distributed or forfeited pursuant to this Section 12.10 shall be treated as annual additions under the Plan.

12.12     Order of Applying Certain Sections of Article.

          In applying the provisions of this Article 12, the determination and distribution of Excess Deferrals shall be made first, the determination and elimination of Excess ACP Deferrals shall be made second, the determination and elimination of Excess ADP Contributions shall be made third and finally the determination and any necessary adjustment related to the Combined ADP and ACP Test shall be made. However, if the Committee determines to recharacterize Salary Savings Contributions or Elective Profit sharing Contributions as Voluntary After-Tax Contributions (see Section 12.06), then the determination and elimination of Excess ADP Deferrals shall be made before the determination and elimination of Excess ACP Contributions.



                                   ARTICLE 13

                          HIGHLY COMPENSATED EMPLOYEES


13.01     In General.

          For the purposes of this Plan, the term "Highly Compensated Employee" is any active Employee described in Section 13.02 below and any Former Employee described in Section 13.03 below. Various definitions used in this Article are contained in Section 13.04. A Non-Highly Compensated Employee is an Employee who is not a Highly Compensated Employee.

13.02     Highly Compensated Employees.

          An   Employee is a Highly Compensated Employee if the Employee:

               (1) is a 5 Percent Owner at any time during the Determination Year or the year preceding the Determination Year; or

               (2)  during   the   preceding    Determination   Year,   receives
                    Compensation in excess of $80,000 and, if the Employee elects, is among the Top Paid Group.

               The dollar amount described above shall be increased as provided in Code Section 414(q)(1).

13.03     Former Highly Compensated Employee.

          A Former Employee is a Highly Compensated Employee if (applying the rules of Section 13.02) the Former Employee was a Highly Compensated Employee during a Separation Year or during any Determination Year ending on or after the Former Employee's 55th birthday.

13.04     Definitions.  The following special definitions shall apply to this
          Article 13:


          Determination Year shall mean the Plan Year for which the ACP and the ADP are computed.

          Employer for purposes of this Article 13 shall mean the Company and its Affiliates.

          5 Percent Owner shall mean any Employee who owns or is deemed to own (within the meaning of Code Section 318), more than five percent of the value of the outstanding stock of the Employer or stock possessing more than five percent of the total combined voting power of the Employer.

          Former Employee shall mean an Employee (i) who has incurred a Termination of Employment or (ii) who remains employed by the Employer but who has not performed services for the Employer during the Determination Year (e.g., an Employee on Authorized Leave of Absence).

          Separation Year shall mean any of the following years:

          (1)  An Employee who incurs a Termination  of Employment  shall have a
               Separation  Year  in  the   Determination   Year  in  which  such
               Termination of Employment occurs;

          (2) An Employee who remains employed by the Employer but who temporarily ceases to perform services for the Employer (e.g., an Employee on Authorized Leave of Absence) shall have a Separation Year in the calendar year in which he last performs services for the Employer;

          (3) An Employee who remains employed by the Employer but whose Compensation for a calendar year is less than 50% of the Employee's average annual Compensation for the immediately preceding three calendar years (or the Employee's total years of employment, if less) shall have a Separation Year in such calendar year. However, such Separation Year shall be ignored if the Employee remains employed by the Employer and the Employee's Compensation returns to a level comparable to the Employee's Compensation immediately prior to such Separation Year.

          Top Paid Group shall mean the top 20% of all Employees ranked on the basis of Compensation received from the Employer during the applicable year. The number of Employees in the Top Paid Group shall be determined by ignoring Employees who are non-resident aliens and Employees who do not perform services for the Employer during the applicable year. The Employer elects to compute the Top Paid Group without the age and service exclusion provided in applicable Treasury Regulations. The Employer elects to apply the Top Paid Group election. Any change in this election (i.e., a determination not to limit Highly Compensated Employees to those in the Top Paid Group) shall be made by an amendment to this Plan.

13.05     Other Methods Permissible.

          To the extent permitted by the Code, judicial decisions, Treasury Regulations and IRS pronouncements, the Committee may (without further amendment to this Plan) take such other steps and actions or adopt such other methods or procedures (in addition to those methods and procedures described in this Article 13) to determine and identify Highly Compensated Employees (including adopting alternative definitions of Compensation which satisfy Code Section 414(q)(7) and are uniformly applied).


                                   ARTICLE 14

                                MAXIMUM BENEFITS


14.01     General Rule.

          (a) Notwithstanding any other provision of this Plan, for any Plan Year, the Annual Additions to a Participant's Account, when combined with the Annual Additions to the Participant's Account under all other Qualified individual account plans maintained by the Employer or its Affiliates shall not exceed the lesser of (i) $30,000 or (ii) twenty-five percent (25%) of the Participant's Compensation for such Plan Year (the "maximum permissible amount").

          (b) The Employer hereby elects that the Limitation Year for purposes of Code Section 415 shall be the Plan Year.

          (c) For purposes of determining the limit on Annual Additions under paragraph (a) of this Section, the dollar limit described therein, to wit, $30,000, shall be increased for each Plan Year to the extent permitted by law.

          (d) If the amount to be allocated to a Participant's Account exceeds the maximum permissible amount (and for this purpose Employer Contributions shall be deemed to be allocated after Employee Contributions), the excess will be disposed of as follows. First, if the Participant's Annual Additions exceed the maximum permissible amount as a result of (i) a reasonable error in estimating the Participant's Compensation, (ii) a reasonable error in estimating the amount of Employee Contributions that the Participant could make under Codess.415, (iii) the allocation of forfeitures or (iv) other facts and circumstances that the Internal Revenue Service finds justifiable, the Committee may direct the Trustee to return to the Participant his Employee Contributions (and any income allocable to such Employee Contributions) for such Plan Year to the extent necessary to reduce the excess amount. Such returned Employee Contributions shall be ignored in performing the discrimination tests of
               Article 12. Second, any excess Annual Additions still remaining after the return of Employee Contributions shall be reallocated as determined by the Committee among the Participants whose accounts have not exceeded the limit in the same proportion that the Compensation of each such Participant bears to the Compensation of all such Participants. If such reallocation would result in an addition to another Participant's Account which exceeds the permitted limit, that excess shall likewise be reallocated among the Participants whose Accounts do not exceed the limit. However, if the allocation or reallocation of the excess amounts pursuant to these provisions causes the limitations of Section 415 of the Code to be exceeded with respect to each Participant for the limitation year, then any such excess shall be held unallocated in a 415 Suspense Account. If the 415 Suspense Account is in existence at any time during a limitation year, other than the Limitation Year described in the preceding sentence, all amounts in the 415 Suspense Account shall be allocated and reallocated to Participants' Accounts (subject to the limitations of Code Section 415) before any Contributions which would constitute Annual Additions may be made to the Plan for that Limitation Year.

          (e) If the Participant is covered under another qualified defined contribution plan maintained by an Employer during any Limitation Year, the Annual Additions which may be credited to a Participant's account under this Plan for any such Limitation Year shall not exceed the maximum permissible amount reduced by the Annual Additions credited to a Participant's account under all such plans for the same Limitation Year. If a Participant's Annual Additions under this Plan and such other plans would result in an excess amount for a Limitation Year, the excess amount will be deemed to consist of the Annual Additions last allocated (and for this purpose, Employer Contributions shall be deemed to be allocated after Employee Contributions). If an excess amount is allocated to a Participant on an allocation date of this Plan which coincides with an allocation date of another plan, the excess amount attributed to this Plan will be the product of

               (i)  the total excess amount as of such date, times

               (ii) the  ratio  of (A) the  Annual  Additions  allocated  to the
                    Participant for the Limitation Year as of such date under this Plan to (B) the total Annual Additions allocated to the Participant for the Limitation Year as of such date under this and all the other qualified defined contribution plans maintained by the Employer.

          Any excess amount attributed to this Plan will be disposed of in the manner described in this Section 14.01 above.

14.02     Combined Plan Limitation.

          If the Company or its Affiliates maintains, or at any time maintained, a qualified defined benefit plan covering any Participant in this Plan, the sum of the Participant's defined benefit plan fraction and defined contribution plan fraction shall not exceed 1.0 in any Limitation Year and the annual benefit otherwise payable to the Participant under such defined benefit plan shall be frozen or reduced to the extent necessary so that the sum of such fractions shall not exceed 1.0. This Section 14.02 shall not apply for any Plan Year which begins after December 31, 1999.

14.03     Definitions.

          For the purposes of this Article 14, the following definitions shall apply:

          "Annual Addition" shall mean the sum of:

               (1)  Employee Contributions;

               (2)  Employer Contributions;

               (3)  Forfeitures; and

               (4)  Amounts described in Code Sections 415(l)(1) and 419A(d)(2).

               Annual Additions shall not include any amounts credited to the Participant's Account resulting from Rollover Contributions.

          "Affiliates" shall have that meaning contained in Article 2 except that for purposes of determining who is an Affiliate the phrase "more than 50 percent" shall be substituted for the phrase "at least 80 percent" each place it appears in Code Section 1563(a)(1).

          "Defined Benefit Fraction" means a fraction, the numerator of which is the sum of the Participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the Company or its Affiliates, and the denominator of which is the lesser of (i) 125 percent of the dollar limitation in effect for the Limitation Year under Section 415(b)(1)(A) of the Code or (ii) 140 percent of the Highest Average Compensation. Notwithstanding the foregoing, if the Participant was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined benefit plans maintained by the Employer or its Affiliates which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the Participant had accrued as of the end of the last Limitation Year beginning before January 1, 1987, but determined without regard to any changes in the terms and conditions of the Plan occurring after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Section 415 for all Limitation Years beginning before January 1, 1987.

          "Defined Contribution Fraction" means a fraction, the numerator of which is the sum of the Annual Additions to the Participant's account under all the defined contribution plans (whether or not terminated) maintained by the Company or its Affiliates for the current and all prior Limitation Years, and the denominator of which is the sum of the "Maximum Aggregate Amounts" for the current and all prior Limitation Years of service with the Company or its Affiliates (regardless of whether a defined contribution plan was maintained by the Employer or its Affiliates). The "Maximum Aggregate Amount" in any Limitation Year is the lesser of (i) 125 percent of the dollar limitation in effect under Section 415(c)(1)(A) of the Code; or (ii) 35 percent of the Participant's compensation for such year. If the Employee was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined contribution plans maintained by the Company or its Affiliates which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (i) the excess of the sum of the fractions over 1.0 times and (ii) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plans made after May 5, 1986, but using the Section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987. The annual addition for any Limitation Year beginning before January 1, 1987 shall not be recomputed to treat employee contributions as Annual Additions.

          Highest Average Compensation" means the average compensation for the three consecutive years of service with the employer that produces the highest average.

          "Projected Annual Benefit" means the annual retirement benefit (adjusted to an actuarially equivalent straight life annuity if such benefit is expressed in a form other than a straight life annuity or qualified joint and survivor annuity) to which the Participant would be entitled under the terms of the plan assuming (i) the Participant will continue employment until Normal Retirement Age under the Plan (or current age, if later), and (ii) the Participant's compensation for the current Limitation Year and all other relevant factors used to determine benefits under the plan will remain constant for all future Limitation Years.


                                   ARTICLE 15

                                 TOP HEAVY RULES


15.01     General.


          The provisions of this Article of the Plan shall become effective in any Plan Year in which the Plan is determined to be Top Heavy and shall supersede any conflicting provision of this Plan.

15.02     Definitions.

          (a) Top Heavy. The Plan shall be Top Heavy for the Plan Year if, as of the Valuation Date which coincides with or immediately precedes the Determination Date, the value of the Participant Accounts of Key Employees exceeds 60% of the value of all Participant Accounts. If the Employer maintains more than one plan, all plans in which any Key Employee participates and all plans which enable this Plan to satisfy the anti-discrimination requirements of Code Sections 401(a)(4) or 410 must be combined with this Plan ("Required Aggregation Group") for the purposes of applying the 60% test described in the preceding sentence. Plans maintained by the Employer which are not in the required aggregation group may be combined at the Employer's election with this Plan for the purposes of determining Top Heavy status if the combined plan satisfies the requirements of Code Section 401(a)(4) and 410 ("Permissive Aggregation Group"). In determining the value of Participant Accounts, all distributions made during the five-year period ending on the Determination Date shall be included and any unallocated Employer Contributions or forfeitures attributable to the Plan Year in which the Determination Date falls shall also be included. The Account of
               (i) any Employee who at one time was a Key Employee but who is not a Key Employee for any of the five Plan Years ending on the Determination Date; and (ii) any Employee who has not performed services for the Employer or a related employer maintaining a plan in the aggregation group for the five Plan Years ending on the Determination Date, shall be disregarded in determining Top Heavy status.

               If the Employer maintains a defined benefit plan during the Plan Year which is subject to aggregation with this Plan, the 60% test shall be applied after calculating the present value of the Participants' accrued benefits under the defined benefit plan in accordance with the rules set forth in that plan and combining the present value of such accrued benefits with the Participant's account balances under this Plan.

               Solely for the purpose of determining if the Plan, or any other plan included in the Required Aggregation Group, is Top-Heavy, a Non-Key Employee's accrued benefit in a defined benefit plan shall be determined under (i) the method, if any, that uniformly applies for accrual purposes under all plans maintained by the Affiliates, or (ii) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional accrual rate of Code Section 411(b)(1)(C).

          (b) Key Employee. Any employee of the Employer who, during the Plan Year or the four preceding Plan Years was an officer receiving Compensation in excess of 50% of the limit described in Code
               Section 415(b)(1)(A), one of the ten employees of the Employer owning the largest interests in the Employer and receiving Compensation equal to or greater than the dollar limit described in Code Section 415(c)(1)(A), a greater than 5% owner of the Employer, a greater than 1% owner of the Employer receiving Compensation in excess of $150,000, or the Beneficiary of a Key Employee. The Code Section 415(b)(1)(A) and 415(c)(1)(A) limits referred to in the preceding sentence shall be the specified dollar limit plus any increases reflecting cost of living adjustments specified by the Secretary of the Treasury.

          (c) Determination Date. The last day of the Plan Year immediately preceding the Plan Year for which Top Heavy status is determined. For the first Plan Year, the Determination Date shall be the last day of the first Plan Year.

          (d)  Non-Key Employee. Any Participant who is not a Key Employee.

          (e) Employer. The term "Employer" shall include any Affiliate of such Employer.

15.03     Minimum Benefit.

          (a) Except as provided below, the Employer Contributions allocated on behalf of any Non-Key Employee who is employed by the Employer on the last day of the Top Heavy Plan Year shall not be less than the lesser of (i) 3% of such Non-Key Employee's Compensation or
               (ii) the largest percentage of Employer Contributions, Salary Savings Contributions and Elective Profit Sharing Contributions, as a percentage of the Key Employee's Compensation, allocated on behalf of any Key Employee for such Plan Year. Salary Savings Contributions and Elective Profit Sharing Contributions allocated to the Accounts of Non-Key Employees and Employer Matching Contributions allocated to the Accounts of Non-Key Employees that are used to satisfy the provisions of Article 12 shall not be considered in determining whether a Non-Key Employee has received the minimum contribution required by this Section 15.03.

          (b) The minimum allocation is determined without regard to any Social Security contribution and shall be made even though, under other Plan provisions, the Non-Key Employee would have received a lesser allocation or no allocation for the Plan Year because of the Non-Key Employee's failure to complete 1,000 Hours of Service, his failure to make mandatory employee contributions, or his earning compensation less than a stated amount.

          (c) If the Employer maintains a defined benefit plan in addition to this Plan, the minimum contribution and benefit requirements for both plans in a Top Heavy Plan Year may be satisfied by an allocation of Employer Contributions to the Account of each Non-Key Employee in the amount of 5% of the Non-Key Employee's compensation.

15.04     Combined Plan Limitation For Top Heavy Years.

          This Section shall apply only to Plan Years beginning before December 31, 1999. In any Plan Year during which more than 90% of the Participant Account balances are attributable to Key Employees, 100% or an equivalent factor shall be substituted for 125% or an equivalent factor in the combined plan fraction denominators set forth in the Section of this Plan which limits maximum benefits pursuant to Section 415 of the Code. In any Plan Year during which more than 60% but not more than 90% of the Participant Account balances are attributable to Key Employees, 100% or an equivalent factor shall be substituted for 125% or an equivalent factor in the combined plan fraction denominators unless the Account of each Non-Key Employee participating in the Plan receives an allocation which satisfies Section 15.03 above, except that for this purpose the figure "4%" shall be substituted for "3%" where it appears in Section 15.03(a) and the figure "7.5%" shall be substituted for "5%" where it appears in
          Section 15.03(c).


                                   ARTICLE 16

                             TRUST FUND AND TRUSTEE


16.01     General Nature of Trustee's Responsibilities.

          (a) To the extent acceptable to it, the Trustee shall receive such sums of money or other property as shall from time to time be paid or delivered by the Employer to hold for management and distribution under the terms of the Plan. All such money and property so held, together with all investments made therewith and proceeds thereof, and such earnings, profits, increments, and accruals thereon as may occur from time to time, less any payments which the Trustee, from time to time, may be authorized to make therefrom, shall constitute the Trust Fund .

          (b) The Fund shall be held by the Trustee in trust and shall be administered, controlled and invested in accordance with the Plan and Trust. In the management of the Fund and the discharge of its duties hereunder, the Trustee shall act solely in the interests of the Participants, Former Participants and their Spouses or Beneficiaries. The Trustee shall discharge its duties in accordance with this Plan and Trust with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims. The Trustee's obligations relate solely to the Trust Fund and it shall have no responsibility whatsoever for the control, management, administration or revision of the Plan itself or for procuring contributions required in the Plan.

          (c) Anything contained in this Plan and Trust to the contrary notwithstanding, it shall be impermissible at any time prior to the satisfaction of all liabilities with respect to Participants, Former Participants and their Spouses, except for payments of benefits under the terms of the Plan, for any part of this Fund to be used for or diverted to any purpose other than the exclusive benefit of such Participants, former Participants and their Spouses or Beneficiaries, except for payments of expenses and charges properly payable out of the Fund as set forth herein.

16.02     Investment Powers.

          (a) All investment determinations made by the Trustee shall be made in conformity with the standard of fiduciary duty (especially the prudent man rule) set forth in ERISA.

          (b) The Trustee shall cause the investments of the Trust Fund to be diversified to the extent necessary to minimize the risk of large losses (unless such diversification would be imprudent).

          (c) In no event shall the Trustee maintain the indicia of ownership of any assets of the Fund outside the jurisdiction of the United States District Courts.

          (d) The Trustee shall exercise its investment discretion so as to provide sufficient cash assets as the Committee may suggest will be necessary from time to time to meet the liquidity requirements for the administration of the Plan.

          (e) The foregoing paragraphs of this Section 16.02 are limitations on the investment powers of the Trustee and (except as expressly provided) take precedence over the powers set forth in this paragraph (e). Except as specifically limited above, the Trustee is authorized and empowered to retain, invest and reinvest any and all of the trust funds as it shall deem to be in the best interests of the Participants and there shall be no other additional restrictions--whether by law or otherwise--on the investment powers of the Trustee. Consequently the Trustee may invest the Fund in property (or a part interest therein) which is real or personal, tangible or intangible, wherever located, whether or not productive of income or consisting of wasting assets, as the Trustee shall deem best for the Participants, Former Participants and their Spouses and Beneficiaries. Furthermore, the Trustee may, without regard to any law now or hereafter in force limiting investments by fiduciaries, invest in a range of investments which includes, inter alia, real estate (whether income-producing or not) or securities issued by any Employer which has adopted the Plan provided that such investments are in conformity with ERISA Sections 406, 407 and 408; speculative common stocks; any common trust fund or mutual fund held or administered by the Trustee, any of its subsidiaries, or any other corporation; any real estate investment trust in which the Trustee or any other corporation may have any interest whatsoever; low risk bonds; mortgages on real or personal property wherever situated; equipment trust certificates; notes or other evidence of indebtedness; shares of investment companies and mutual funds; interests in partnerships and trusts; insurance policies and contracts; option contracts such as those traded on an option exchange; and any other property or joint or other part interest in property (including without limitation, part interests in bonds and mortgages or notes and mortgages), real or personal, of any kind, class or character, which the Trustee may in its discretion deem suitable for the Fund, and irrespective (except to the extent specifically set forth above) of whether any Trustee, individually or as Trustee, is acting as a participator of any part interest in property that may be acquired.

               (1) The Trustee is explicitly authorized to acquire and hold "qualifying employer securities" and "qualifying employer real property," as those terms are defined in ERISA, to the maximum of such amounts and percentages allowed by ERISA.

               (2) The Trustee is explicitly authorized to invest all or part of the Fund in deposits which bear a reasonable rate of interest in any bank, or trust company or other financial institution, (including the Trustee).

               (3) The Trustee is explicitly authorized to engage in a transaction with a common or collective trust fund or pooled investment fund maintained now or created and maintained at a future time by any bank or trust company (including the Trustee or its affiliates) supervised by a State or Federal agency provided that such transaction is a sale or a purchase of an interest in such common or collective trust and further provided that such bank or trust company receives not more than reasonable compensation. This general power is meant to be broad enough to avoid specific identification of all such funds in this document; and any officer of the Employer, is authorized (A) to certify to bank examiners and other parties which specific funds are included in this general power and (B) to adopt any Declarations or enter into any Agreements required so that the Trustee may make investments in such funds.

16.03     Valuation.

          The fair market value of the Fund shall be determined by the Trustee as of each Valuation Date and on such other dates as the Trustee are directed by the Employer.

16.04     Other Powers.

          In the management, care and disposition of the Fund, the Trustee, and its successors, may do all things and execute such instruments as may be deemed necessary or proper in order to carry out the provisions of the Plan, including the following powers (in addition to the Investment powers set forth above), all of which may be exercised without order of or report to any court and without giving bond:

          (a) To sell, exchange, or otherwise dispose of any property at any time held in the Fund at public or private sale, for cash or on terms without advertisement; and no person dealing with the Trustee shall be bound to see to the application of monies paid;

          (b) To retain, manage, operate, repair and improve and to mortgage and/or lease and/or grant options to sell (for any period whatsoever) any real or personal property held by the Trustee;

          (c) To compromise, compound, and settle any debt or obligation due to or from it as Trustee hereunder and to reduce the rate of interest on, to extend or otherwise modify, or to foreclose upon default or otherwise enforce, and to abandon, if it shall deem it advisable, any property, whether real or personal, which may at any time be held by it, and in general to protect in every way the interest of the Fund, either before or after default;

          (d) To vote in person or by proxy on any stocks or other securities held by it, unless by law or regulatory authority the right to vote be proscribed as to it but vested in Participants of the Fund, in which latter event the vote shall be only by the Participants or as directed by them;

          (e) To join in, or to dissent from or oppose, the reorganization, capitalization, consolidation, sale or merger of corporations or properties in which the Trustee may be interested as Trustee, upon such terms and conditions as it may deem wise, and to accept any securities which may be issued upon any such reorganization, recapitalization, consolidation, sale or merger and thereafter to hold the same;

          (f) To register any stocks, bonds, or other securities except interests in real property, held in the Fund in its own name as Trustee or in the name of a nominee and to hold any investment in bearer form, or to combine certificates representing such investments with certificates of the same issue held by the Trustee in other fiduciary capacities, or to deposit or to arrange for the deposit of such securities in a qualified central depository even though, when so deposited such securities may be merged and held in bulk in the name of the nominee of such depository with other securities deposited therein by any other person, or to deposit or to arrange for the deposit of any securities issued by the United States Government, or any agency or instrumentality thereof, with a federal reserve bank, provided that the books and records of the Trustee shall at all times show that all such investments are part of the Fund;

          (g) To borrow or raise monies for purposes deemed appropriate by the Trustee, including the making of distributions under the Plan in such amount and upon such terms and conditions as in its absolute discretion the Trustee may deem advisable; and for any sums so borrowed to issue its promissory note as Trustee and to secure the repayment thereof by pledging all or any part of the Fund; and no person lending money to the Trustee shall be bound to see to the application of the money loaned or to inquire into the validity, expediency or propriety of any such borrowing, it being intended that the Trustee shall also have the power to borrow from the Trustee's lending department, provided in such case the interest charged on the loan does not exceed the prevailing interest rates for a loan of the type made;

          (h) To employ agents from time to time, at the expense of the Fund, and to delegate to them such ministerial and limited duties as the Trustee sees fit;

          (i) To consult with counsel, who may be counsel to the undersigned Employer, actuaries and other professional advisors, and to act upon the legal advice of such counsel;

          (j) To make, execute, and acknowledge and deliver any and all deeds, leases, assignments and instruments and to do all acts which they may deem necessary or proper to carry out the investment provisions of the Plan;

          (k)  To make distributions wholly or partly in cash or in kind; and

          (l) To reserve from investment and keep unproductive of income any amounts or part of the Fund as it may from time to time deem advisable.

16.05     Prohibited Transaction.

          Anything in this Plan and Trust to the contrary notwithstanding (and especially the powers granted to the Trustee herein), the Trustee shall not be authorized to engage in any transaction which is prohibited by Sections 406 and/or 2003(a) of ERISA or Section 4975 of the Code unless the Trustee determines that such transaction is exempt under the terms of ERISA and the Code therefrom.

16.06     Administration  of  the  Plan;  Payments  of  Benefits;   Reliance  on
          Committee.

          The Committee shall have the exclusive authority and responsibility for communicating to the Trustee any and all decisions and directions concerning the administration of the Plan and the payment of benefits thereunder (including payees, amounts, addresses, dates of payments, etc.). In the event the Trustee shall deem it necessary to withhold any payments or distributions pending compliance with legal requirements with respect to probate of Wills, appointment of personal representative, payment of or provision for estate or inheritance taxes, or for death duties or otherwise, the Trustee shall notify the Committee and shall thereafter take no action pending compliance, or pending receipt of the Committee's instructions to distribute. Orders and directions from the Committee need not specify the purpose of the payment so ordered, and the Trustee shall not be responsible in any way respecting the purpose or propriety of such payments or for the administration of the Plan and Trust. The Trustee shall not be responsible in any respect for the adequacy of the Fund to meet or discharge any payments or liabilities under the Plan; and payments shall be limited to amounts available in the Fund. Any order or direction from the Committee shall constitute a certification to the Trustee that the action directed is one which is in conformity with the provisions of the Plan and of ERISA. To the extent permitted by law, the Trustee shall not be liable for any action taken (especially any payment made from the Fund) at the direction of the Committee or for any failure to act, if such action can under the terms of the Plan and Trust be taken only after receipt from the Committee of specific directions or for failure to act pending receipt of directions from the Committee when direction is required or is requested in writing by the Trustee.

16.07     Directing the Trustee.

          (a) The Committee may from time to time direct the Trustee as to the investment of all or part of the Trust Fund. The Committee may also from time to time appoint an investment manager or managers, or may give the Trustee sole responsibility to appoint an investment manager for all, or any part, of the Trust Fund; provided that no investment manager shall be appointed unless it qualifies as an investment manager within the meaning of Section 3(38) of ERISA. Any such investment manager shall be a named fiduciary of the Plan and shall qualify by accepting its appointment as investment manager in writing. The Employer shall advise the Trustee in writing regarding the retention of investment powers to the Trustee. Any investment directive hereunder shall be made in writing by the Employer or investment manager, as the case may be. In the absence of such written directive, the Trustee shall automatically invest the available cash in its discretion in an appropriate interim investment until specific investment directions are received. Such instructions regarding the delegation of investment responsibility shall remain in force until revoked or amended in writing. The Trustee shall not be responsible for the propriety of any directed investment made hereunder and shall not be required to consult with or advise the Employer regarding the investment quality of any directed investment held hereunder. If the Employer fails to designate an investment manager, the Trustee shall have full investment authority. If the Employer does not issue investment directions, the Trustee shall have authority to invest the fund in its sole discretion. While the Employer may direct the Trustee with respect to Plan investments, the Employer may not:

               (a) borrow from the Fund or pledge any of the assets of the Fund as security for a loan;

               (b) buy property or assets from or sell property or assets to the Fund;

               (c)  charge any fee for services rendered to the Fund; or

               (d)  receive any services from the Fund on a preferential basis.

          (b) Upon the appointment and qualification of an investment manager, the investment manager shall have, subject to any guidelines issued by the Committee, exclusive power and authority for the investment and reinvestment of the portion of the Trust Fund designated by the Committee and shall have the power to direct the acquisition and disposition of any and all assets and investment of the Trust Fund. The Trustee shall be relieved from any liability for the making, retention, or sale of any investment by or at the direction of an investment manager appointed in the manner herein set forth or by or at the direction of the Employer. If the Committee and the Trustee consist of the same individuals, nothing herein shall be construed to relieve the Committee of its obligation to review the performance of the investment manager from time to time.

16.08     Records and Reports.

          (a) The Trustee shall keep accurate and detailed accounts of all investments, receipts and disbursements, and other transactions hereunder. Within ninety (90) days following the close of each fiscal year, the Trustee shall file a written report with the Employer or the Committee setting forth all investments, receipts and disbursements, and other transactions effected by the Trustee during such fiscal year. Upon the expiration of ninety (90) days from the date of filing such annual or other account, the Trustee shall be forever released and discharged from any liability or accountability to the Employer as respects the propriety of its acts or transactions shown in such accounts (other than liability for acts of fraud or willful misconduct), except with respect to any such acts or transactions as to which the Employer shall within such ninety (90) day period file with the Trustee a written statement claiming a breach of the Trustee's fiduciary duties or failure to fulfill the Trustee's obligations under the Plan and Trust. The Trustee shall never be required to file any inventory or appraisals, or any annual or other returns to any court or to post bond.

          (b) The Trustee shall be entitled to have a judicial settlement of any account for which it is responsible. In any such proceeding or for any judicial instructions required in connection with the Fund, the only necessary parties thereto in addition to the Trustee will be the Employer and the Committee. However, the Trustee may bring in other persons as a party or party defendant.

16.09     Notification to Trustee.

          (a) Any notice, direction, order, request, certification or instruction of the Committee to the Trustee shall be in writing signed by a member of the Committee or shall be presented at a meeting with the Trustee. To the extent that the Trustee and the Committee are the same individuals this requirement shall be inapplicable. Any action by the Employer pursuant to any of the provisions of the Plan or of this Article 16 shall be authorized or evidenced by a resolution of the Board or by an officer of the Employer authorized by resolution of the Board to take actions in connection with this Plan and Trust. The Trustee and every other person shall be entitled to rely conclusively upon any and all such notices, directions, orders, requests, certifications and instructions received from the Committee or from the Employer and reasonably believed to be properly executed, and shall act and be fully protected in acting in accordance therewith.

          (b) The Trustee from time to time may request and be entitled to certified copies of resolutions of the Employer, evidencing the appointment and termination of office of any members of the Committee and of successors to such members together with specimens of their signatures, and the Trustee shall be entitled to rely conclusively upon such resolutions and signatures as evidence of the identity of the members of the Committee and shall not be charged with notice of any change with respect thereto until the Employer shall have furnished the Trustee with certified copies of resolutions relative to such change.

16.10     Expenses.

          All Plan expenses and expenses of making purchases and sales, other expenses of managing the Fund (including the employment of agents and advisors and the Trustee's compensation) and any taxes levied or assessed against the Trustee in respect of the Fund shall constitute a lien against the assets of the Fund and may be paid by the Trustee (without approval of the Committee). No Trustee receiving compensation from an Employer or Affiliate shall be paid compensation for services as Trustee from the Fund. The Employer is authorized to reimburse the Fund for all expenses and fees incurred in the administration of the Plan or Trust and paid out of the assets of the Fund.

16.11     Trustee's Tenure and Succession.

          (a) Any Trustee may be removed at any time upon sixty (60) days notice in writing to the Trustee signed by an authorized officer of the Employer.

          (b) Any Trustee may resign at any time upon sixty (60) days notice in writing to an authorized officer of the Employer. Within ninety
               (90) days after such removal or resignation of a Trustee, the removed or resigning Trustee shall file with the Employer or the Committee a written account setting forth all investments, receipts and disbursements, and other transactions in which such Trustee has participated since the end of the latest fiscal year in which such an accounting was filed with the Employer or Committee and containing an exact description of all securities purchased and sold, the cost or net proceeds of sale, and showing the securities and investments held at the date of such removal or resignation and the cost of each item thereof as carried on the books of the Trustee. Except with respect to any such acts or transactions as to which the Employer or Committee shall within such ninety (90) day period file with the Trustee a written statement claiming a breach of fiduciary duty or failure to observe the terms of this Article 16, upon the expiration of ninety (90) days from the date of filing such report, the Trustee participating in such accounting shall be forever released and discharged from any liability or accountability to the Employer as respects the propriety of the Trustee's acts or transactions shown in such report (other than liability for acts of fraud or willful misconduct) and the Employer shall thereafter reimburse, indemnify, and hold harmless the Trustee of and from any and all costs, claims, losses, demands, or liabilities in respect of its acts, transactions, duties, obligations or responsibilities as Trustee during the period covered by such account except those arising from the Trustee's breach of its fiduciary responsibility under ERISA.

          (c) Any party entitled to written notice or accounting may waive the written notice and accounting required under this Section and shall be deemed to waive the notice requirements by failing to notify the party required to give notice of the intent to enforce the requirements within the required notice period.

16.12     Successor Trustee.

          Upon the removal or resignation of a Trustee acting under this Plan and Trust, the Company shall appoint a successor Trustee. The Trustee who has resigned or has been removed shall do anything required so that the successor Trustee shall be able to carry out the rights, duties and obligations of the Trustee set forth herein. The Trustee shall deliver the Fund to its successor on the effective date of the resignation or removal. A successor Trustee shall not be responsible for any act or omission of a predecessor Trustee, and shall not be required to make any claim or demand against a predecessor Trustee unless the Committee shall in writing request the successor Trustee to participate in a claim against a predecessor Trustee. A successor Trustee shall have and may exercise all the rights, powers and duties given to an original Trustee named herein, as such rights, powers and duties may be amended from time to time. Such rights, powers and duties attach to the office of Trustee and are not personal to any specific Trustee which may be serving as Trustee under this Plan and Trust at any given time.

          If the Company fails to appoint a successor trustee, custodian, or other funding agent within the said 60 days, or such longer period as the Trustee may specify in writing, the Company shall be deemed the successor trustee.

16.13     Bond and Security.

          The Trustee shall not be required to give any bond or any other security for the faithful performance of the Trustee's duties under this Plan and Trust, except such as may be required by any law which prohibits the waiver thereof.

16.14     Commingling.

          If the Committee consents or directs, the trust assets of the Employer which are held by the Trustee may be commingled with the trust assets of any Affiliated Sponsor which adopts this Plan and Trust. No individual Employer shall at any time own any specific assets in such commingled Fund, its interest being an undivided interest of its pro rata portion of the entire Fund.

16.15     Voting of Shares.

          Notwithstanding any other provision of this Plan to the contrary, the Trustee shall have no discretion or authority to vote Employer Securities held in the Trust by the Trustee on any matter presented for a vote by the shareholders of the Company, except in accordance with timely directions received by the Trustee from Participants who have Employer Securities allocated to their Accounts under the Plan, or in the case of unallocated or nonvoted shares, as set forth below.

          (a) "Employer Securities," for purposes of this Section 16.15, means shares of common stock of Seacoast Banking Corporation of Florida, or any corporate successor thereto, which are held in the Seacoast Stock Fund described in Section 6.03(d)(iv). For purposes of this Section 16.15, "Participant" shall include a Beneficiary, in the case of a deceased Participant, or an alternate payee under a qualified domestic relations order as defined in Code Section 414(p).

          (b)  Each  Participant,  as a named  fiduciary  within the  meaning of
               Section 403(a)(1) of ERISA, shall be entitled to vote, at any meeting of shareholders of the Company, all of the full and fractional shares of Employer Securities allocated to a Participant's Account in the Plan, as shown on the records of the Plan as of the most recent valuation date for which information is available prior to the record date for determining shareholders entitled to vote at such meeting. The Company or the Committee shall promptly deliver or cause to be delivered a copy of all proxy solicitation materials to each Participant who is entitled to vote one or more shares of Employer Securities before each annual or special meeting of shareholders of the Company, together with a form requesting confidential instructions on how the shares which such Participant is entitled to vote are to be voted at such meeting.

          (c) The Trustee shall vote, or not vote, in its sole discretion, all shares of Employer Securities which are (i) allocated to Participants but for which timely voting instructions (within the meaning of Section 16.15(d)) were not received, and (ii) held in the Plan but which are not allocated to a Participant Account.

          (d) For purposes of this Section, the Trustee shall follow the directions of those Participants who provide voting instructions to the Trustee at least three (3) business days before the shareholders' meeting. Voting instructions from the individual Participants (including information as to the Participant's act of voting or failure to vote) shall be held by the Trustee in strictest confidence and neither the name of, nor the voting instructions given by, any individual Participant who chooses to give voting instructions shall be divulged by the Trustee to the Company or any Affiliate, or to any director, officer or employee thereof, or to the Committee; provided, however, that to the extent necessary for the operation of the Plan, such instructions may be relayed by the Trustee to an independent recordkeeper, auditor or other person providing services to the Plan if such person agrees not to divulge such directions to any other person, including employees, officers and directors of the Company or its Affiliates.


                                   ARTICLE 17

                                  MISCELLANEOUS


17.01     Headings.

          The  headings  and  sub-headings  in this Plan have been  inserted for
          convenience   of  reference   only  and  are  to  be  ignored  in  any
          construction of the provisions hereof.

17.02     Action by Employer.

          Any action by an Employer under this Plan shall be by resolution of its Board of Directors, or by any person or persons duly authorized by resolution of said Board to take such action.

17.03     Spendthrift Clause.

          Except as otherwise required by a "qualified domestic relations order" as defined in Code Section 414(p), none of the benefits, payments, proceeds or distributions under this Plan shall be subject to the claim of any creditor of any Participant or Beneficiary, or to any legal process by any creditor of such Participant or Beneficiary, and none of them shall have any right to alienate, commute, anticipate or assign any of the benefits, payments, proceeds or distributions under this Plan except for the extent expressly provided herein to the contrary.

17.04     Distributions Upon Special Occurrences.

          (a) Subject to Section 12.03, Salary Savings Contributions, Elective Profit Sharing Contributions and any income attributable thereto, shall be distributed to Participants or their Beneficiaries after the termination of the Plan, provided that neither the Company nor its Affiliates maintain a successor plan.

          (b) Salary Savings Contributions, Elective Profit Sharing Contributions and any income attributable thereto shall be distributed to Participants after the sale, to an entity that is not an Affiliate, of substantially all of the assets used by the Company in the trade or business in which the Participant is employed.

          (c) After the sale of an incorporated Affiliate's interest in a subsidiary to an entity that is not an Affiliate, Salary Savings Contributions, Elective Profit Sharing Contributions and any income attributable thereto of a Participant who continues to work for such subsidiary shall be distributed.

          (d) The provisions of this Section 17.04 including the definitions of terms such as "successor plan" and "substantially all of the assets" shall be governed by Treasury Regulation Section 1.401(k)-1(d).

17.05     Discrimination.

          The Employer, the Committee, the Trustee and all other persons involved in the administration and operation of the Plan shall administer and operate the Plan and Trust in a uniform and consistent manner with respect to all Participants similarly situated and shall not permit discrimination in favor of Highly Compensated Employees.

17.06     Release.

          Any payment to a Participant or Beneficiary, or to their legal representatives, in accordance with the provisions of this Plan, shall to the extent thereof be in full satisfaction of all claims hereunder against the Trustee, Committee, Committee and the Employer, any of whom may require such Participant, Beneficiary, or legal representative, as a condition precedent to such payment, to execute a receipt and release therefor in such form as shall be determined by the Trustee, the Committee, or the Employer, as the case may be.

17.07     Compliance with Applicable Laws.

          The Company, through the Committee, shall interpret and administer the Plan in such manner that the Plan and Trust shall remain in compliance with the Code, with ERISA, and all other applicable laws, regulations, and rulings.

17.08     Merger.

          In the event of any merger or consolidation of the Plan with any other Plan, or the transfer of assets or liabilities by the Plan to another Plan, each Participant must receive (assuming that the Plan would terminate) the benefit immediately after the merger, consolidation, or transfer which is equal to or greater than the benefit such Participant would have been entitled to receive immediately before the merger, consolidation, or transfer (assuming that the Plan had then terminated), provided such merger, consolidation, or transfer took place after the date of enactment of ERISA.

17.09     Governing Law.

          The Plan and Trust shall be governed by the laws of the State of Florida to the extent that such laws are not preempted by Federal law.

17.10     Legally Incompetent.

          If any Participant, former Employee or Beneficiary is a minor or, in the judgment of the Committee is otherwise legally incapable of personally receiving and giving a valid receipt for any payment due him hereunder, the Committee may, unless and until a claim shall have been made by a duly appointed guardian or committee of such person, direct that such payment or any part thereof be made to such person's Spouse, child, parent, brother, sister, or such other person deemed by the Committee to have incurred expense for or assumed responsibility for the expense of such person. Such payment shall fully discharge the Trustee, Employer, Committee and Committee from further liability on account thereof.

17.11     Location of Participant or Beneficiary Unknown.

          In the event that all or any portion of the distribution payable to a Participant or his Beneficiary shall remain unpaid solely by reason of the Committee's inability to ascertain the whereabouts of such Participant or Beneficiary, the amount unpaid shall be forfeited. However, such forfeiture shall not occur until five (5) years after the amount first became payable. The Committee shall make a diligent effort to locate the Participant or Beneficiary including the mailing of a registered letter, return receipt requested, to the last known address of such Participant or Beneficiary. In the event a Participant or Beneficiary is located subsequent to his benefit being forfeited, such benefit shall be restored and distributed.

17.12     Protected Benefits.

          Early retirement benefits, retirement-type subsidies, or optional forms of benefits protected under Code Section 411(d)(6) ("Protected Benefits") shall not be reduced or eliminated with respect to benefits accrued under such Protected Benefits unless such reduction or elimination is permitted under the Code authority issued by the Internal Revenue Service, or judicial authority.

17.13     Adoption of Plan by Affiliated Sponsor.

          (a) The Committee shall determine which employers shall become Affiliated Sponsors within the terms of the Plan. In order for the Committee to designate an Employer as an Affiliated Sponsor, the Committee must designate in writing that the business enterprise is an Affiliated Sponsor. The Committee may also specify such terms and conditions pertaining to the adoption of the Plan by the Affiliated Sponsor as the Committee deems appropriate. An Affiliated Sponsor is entitled to adopt the Plan with respect to certain of its Employees, while not adopting the Plan with respect to the remainder of its Employees.

          (b) The Plan of the Affiliated Sponsor and of the Company shall be considered a single plan for purposes of Treasury Regulationsss.1.414(1)-1(b)(1). All assets contributed to the Plan by the Affiliated Sponsor shall be held in a single fund together with the assets contributed by the Company (and with the assets of any other Affiliated Sponsors); and so long as the Affiliated Sponsor continues to be designated as such, all assets held in such fund shall be available to pay benefits to all Participants and Beneficiaries covered by the Plan irrespective of whether such Employees are employed by the Company or by the Affiliated Sponsor. Nothing contained herein shall be construed to prohibit the separate accounting of assets contributed by the Company and the Affiliated Sponsors for purposes of cost allocation if directed by the Committee or the holding of Plan assets in more than one Trust Fund with more than one Trustee.

          (c) So long as the Affiliated Sponsor's designation as such remains in effect, the Affiliated Sponsor shall be bound by, and subject to all provisions of the Plan and the Trust Agreement. The exclusive authority to amend the Plan and the Trust Agreement shall be vested in the Committee and no Affiliated Sponsor shall have any right to amend the Plan or the Trust Agreement. Any amendment to the Plan or the Trust Agreement adopted by the Committee shall be binding upon every Affiliated Sponsor without further action by such Affiliated Sponsor.

          (d) Each Affiliated Sponsor shall be solely responsible for making an Employer Contribution with respect to its Employees and solely responsible for making any contribution required by Article 15. Furthermore, if an Affiliated Sponsor determines to make a Qualified Nonelective Contribution on behalf of its Employees, such Affiliated Sponsor shall be solely responsible for making such contribution. Neither the Company nor any other Affiliated Sponsor is obligated to make an Employer Contribution or Employee Contribution on behalf of the Employees of a different Affiliated Sponsor.

          (e) The Company and each Affiliated Sponsor which is an Affiliate will be tested on a combined basis to determine whether the Company and such Affiliated Sponsors satisfy the Average Actual Deferral Percentage Test described in Section 12.03 and the Average Actual Contribution Percentage test described in Section
               12.07. An Affiliated Sponsor which is not an Affiliate shall be tested separately from the Company and those Affiliated Sponsors that are Affiliates for purposes of the ADP test and ACP test described in Article 12.

          (f) No Affiliated Sponsor other than the Company shall have the right to terminate the Plan. However, any Affiliated Sponsor may withdraw from the Plan by action of its board of directors provided such action is communicated in writing to the Committee. The withdrawal of an Affiliated Sponsor shall be effective as of the last day of the Plan Year following receipt of the notice of withdrawal (unless the Committee consents to a different effective date). In addition, the Committee may terminate the designation of an Affiliated Sponsor to be effective on such date as the Committee specifies. Any such Affiliated Sponsor which ceases to be an Affiliated Sponsor shall be liable for all cost accrued through the effective date of its withdrawal or termination and any contributions owing as a result of Employee Contributions by its Employees or any other contribution as provided in paragraphs (d) and (e). In the event of the withdrawal or termination of an Affiliated Sponsor as provided in this paragraph, such Affiliated Sponsor shall have no right to direct that assets of the Plan be transferred to a successor plan for its Employees unless such a transfer is approved by the Committee in its sole discretion.

17.14     Qualified Military Service.

          Notwithstanding any provision of this Plan to the contrary, contributions, benefits, and service credit with respect to qualified military service will be provided in accordance with Section 414(u) of the Internal Revenue Code.


     IN WITNESS WHEREOF, the Company has caused this Plan to be duly executed and adopted on behalf of the Company effective as of January 1, 1997.


                                    COMPANY:

                                    SEACOAST BANKING CORPORATION OF FLORIDA


                                    By:      /s/ Dennis S. Hudson, III
                                    ---------------------------------------

                                    Title:   President & Chief Executive Officer

Attest:                             Date:    6/3/99
                                    ---------------------------------------


     /s/ Sharon Mehl

                                   APPENDIX A

                            SPECIAL RULES APPLICABLE
                            TO ANNUITY DISTRIBUTIONS

     (a)  Automatic Form of Payment

          If a Participant does not have a Spouse on his Annuity Starting Date, the Participant's vested Account shall be distributed in the form selected by the Beneficiary unless the Participant elects otherwise under Paragraph(b). If a Participant has a Spouse on his Annuity Starting Date, the Participant's vested Account shall be distributed in the form of a Joint and Survivor Annuity unless the Participant (with spousal consent) otherwise elects under Paragraph (b).

     (b)  Participant Election of an Optional Form of Payment

          (i) Within 90 days and not later than seven (7) days prior to the Participant's Annuity Starting Date, the Committee shall provide an election form on which the Participant may elect an optional form of benefit. In addition to the election form, the Committee shall provide each Participant a written explanation of the applicable automatic form of payment described in Paragraph (a) and of the optional forms of payment described in Section 8.02. Such explanation shall describe the circumstances under which the Joint and Survivor Annuity will be provided and explanation of the financial effect of electing not to have such form. Furthermore, the written explanation shall provide a general description of the eligibility conditions (if any) and other material features of the optional forms of payment including sufficient information regarding the relative values of the optional forms of payment and the automatic form of payment. If payment is scheduled to commence prior to the Participant's Normal Retirement Age, the written explanation must also inform the Participant of is rights (if any) to defer receipt of the distribution until his Normal Retirement Age. If a Participant makes a request for additional information that is received 90 days prior to the Annuity Starting Date, such information must be furnished within 30 days. The Participant will then be entitled to a 90 day period in which to make or change an election, even if such 90-day period extends beyond the Participant's Annuity Starting Date and, in such case, the Participant's first payment shall be made after such election form has been received, on a retroactive basis, if necessary.

               The written explanation described above may be provided after the Participant's Annuity Starting Date. The 90-day applicable election period to waive the qualified joint and survivor annuity described in Section 417(a)(6)(A) of the Code, shall not end before the 30th day after the date on which such explanation is provided. The Secretary may by regulations limit the period of time by which the Annuity Starting Date precedes the provisions of the written explanation other than by providing that the Annuity Starting Date may not be earlier than the Participant's Termination Date.

               A Participant may elect (with any applicable spousal consent) to waive any requirement that the written explanation be provided at least 30 days before the Participant's Annuity Starting Date (or to waive the 30-day requirement) if the distribution commences more than 7 days after such explanation is provided.

          (ii) A married Participant's election to receive an optional form of payment shall be valid only if the Participant's Spouse (after receipt of the written explanation described in Paragraph (b)(i) consents in writing on a form provided by the Committee in the presence of a notary public or Plan representative to the Participant's election. The Spouse's consent must be made within 90 days of the Participant's Annuity Starting Date and must acknowledge the effect of such consent. However, if the Participant establishes to the satisfaction of the Committee that his Spouse's consent cannot be obtained because he has no Spouse, because his Spouse cannot be located, or because of other circumstances as determined by applicable Treasury Regulations, The Committee may treat the Participant's election as an election for which spousal consent was obtained. A Spouse's consent pursuant to this paragraph shall be irrevocable.

          (iii)A  Participant  may revoke his  election of an  optional  form of payment or make a new election (provided any required spousal consent is obtained) at any time prior to his Annuity Starting Date. Furthermore, the Participant's election shall cease to be valid upon the marriage of the Participant or upon the remarriage of the Participant following the death or divorce of the Spouse giving the consent to the Participant's election. If the Participant revokes his election or if such election otherwise ceases to be valid, the Participant's vested Account shall be payable under the applicable automatic form of payment described in Paragraph (a).

     (c)  Pre-Retirement Survivor Annuity

          (i) Except as provided in subparagraph (iii) below, if a married Participant dies prior to his Annuity Starting Date, the Participant's vested Account shall be paid to the Participant's Spouse in the form of a Single Life Annuity payable for the life of the Spouse (the "Pre-Retirement Survivor Annuity"). The Spouse may, however, elect to receive the Participant's vested Account in a lump sum as provided in Section 8.04. The election of an optional distribution form must be made within ninety (90) days of the Participant's death on a form provided by the Committee for such purpose.

          (ii) During the Applicable Period (defined below), the Plan shall provide each Participant with a written explanation of the Pre-Retirement Survivor Annuity. Such explanation shall contain comparable information as provided in the notice described in paragraph (b)(i). The "Applicable Period" shall mean whichever of the following periods ends last:

               (A) The period beginning with the first Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year in which the Participant attains age 34;

               (B) A reasonable period of time ending after the Employee becomes a Participant; or

               (C) A reasonable period after Participant first becomes subject to Code Section 417.

                    However, if a Participant terminates his employment prior to the attainment of age 35, the "Applicable Period" shall mean the one-year period immediately preceding and immediately following the Participant's Termination Date. If the
                    Participant is subsequently re-hired on or after the attainment of age 35, the Participant shall receive a new explanation within the "Applicable Period" descried in the preceding paragraph.

          (iii)A married Participant may waive the Pre-Retirement Survivor Annuity by properly completing and filing a form with the Committee during the period beginning on the first day of the Plan Year during which the Participant attains age 35 and ending on the Participant's death. In addition, the married Participant may name a non-Spouse Beneficiary to receive the death benefit. However, the married Participant's waiver of the Pre-Retirement Survivor Annuity shall be void unless the Participant's Spouse (after receipt of the explanation of the Pre-Retirement Survivor Annuity described in subparagraph (ii) above) consents in writing on a form provided by the Committee in the presence of a notary public or Plan representative to the Participant's waiver of the Pre-Retirement Survivor Annuity. The Spouse's consent must acknowledge the effect of such consent and must specifically state the non-Spouse beneficiary, if any, selected by the Participant. However, if the Participant establishes to the satisfaction of the Committee that his Spouse's consent cannot be obtained because he has no Spouse, because his Spouse cannot be located, or because of other circumstances as determined by applicable Treasury Regulations, the Committee may treat the Participant's election as an election for which spousal consent was obtained. A Spouse's consent pursuant to this paragraph shall be irrevocable.

          (iv) If the Participant waives the Pre-Retirement Survivor Annuity (with spousal consent), the Participant's Account will be distributed to the Participant's Beneficiary as provided in
               Section 8.04. A married Participant may revoke his waiver of the Pre-Retirement Survivor Annuity at any time prior to his death. Furthermore, the Participant's waiver shall cease to be valid upon the remarriage of the Participant following the death or divorce of the Spouse giving the consent to the waiver of the Pre-Retirement Survivor Annuity. If the Participant revokes his waiver or if such election otherwise ceases to be valid, any death benefit payable to the Participant's Spouse shall be determined pursuant to subparagraph (i) above.

          (v) If a nonmarried Participant dies prior to his Annuity Starting Date, the Participant's vested Account shall be distributed to the Beneficiary as provided in Section 8.04.

          (vi) If a Participant dies on or after his Annuity Starting Date, no death benefits will be paid under this Paragraph (c) or under
               Section 8.04. Instead, any death benefits will be determined in accordance with the distribution option selected by the Participant. The Beneficiary may elect to accelerate any death benefit into a lump sum by notifying the Committee within ninety days of the Participant's death on a form provided by the Committee for such purpose.

                                   APPENDIX B

                   CREDIT FOR SERVICE WITH AFFILIATED SPONSORS


     Pursuant to a resolution of the Committee, effective as of June 1, 1997, Port St. Lucie National Bank and The Spirit Mortgage Corporation shall be Affiliated Sponsors of the Plan, subject to the terms and conditions set forth in the Plan. Each Employee of Port St. Lucie National Bank and The Spirit Mortgage Corporation shall be credited with Vesting Service and Eligibility Service under the Plan equal to such Employee's Years of Service under the Port St. Lucie National Bank Retirement Savings Plan as of May 31, 1997.

                              AMENDMENT ONE TO THE
                    RETIREMENT SAVINGS PLAN FOR EMPLOYEES OF
                       FIRST NATIONAL BANK & TRUST COMPANY
                              OF THE TREASURE COAST


     THIS AMENDMENT to the Retirement Savings Plan For Employees of First National Bank & Trust Company of the Treasure Coast, as amended and restated effective January 1, 1997 (the "Plan"), is adopted by Seacoast Banking Corporation of Florida (the "Company"), effective as of the dates set forth herein.

                              W I T N E S S E T H:

     WHEREAS, the Company maintains the Plan, and such Plan is currently in effect; and

     WHEREAS, pursuant to Section 11.01 of the Plan, the Company may amend the Plan from time to time;

     NOW, THEREFORE, the Company hereby amends the Plan as follows:

                                       1.

     Effective as of January 1, 1997, the definition of "Company" under Article 2 Definitions is revised to read as follows:

     "Company shall mean Seacoast Banking Corporation of Florida, its successors and assigns, and any Affiliate."

                                       2.

     Effective as of April 1, 2001, the definition of "Trustee" under Article 2 Definitions is revised to read as follows:

     "Trustee shall mean the persons, corporation, association or a combination of them acting as Trustee under the Trust Agreement with respect to the assets held by such Trustee."

                                       3.

     Effective as of April 1, 2001,  the  definition of  "Valuation  Date" under
Article 2 Definitions is amended to read as follows:

     "Valuation Date shall mean each business day of the Plan Year for which Plan assets are traded on a national exchange."

                                       4.

     Effective as of April 1, 2001, the definition of "Voluntary After-Tax Contributions" under Article 2 Definitions is amended to read as follows:

     "Voluntary After-Tax Contributions shall mean after-tax contributions made to the Plan during the Plan Year by an Eligible Employee. Such contributions are fully vested and nonforfeitable when made and distributable only as specified in Article 8 below. Effective as of April 1, 2001, no further Voluntary After- Tax Contributions shall be permitted under this Plan."

                                       5.

     Effective as of April 1, 2001, Section 4.01 Employee Contributions is deleted in its entirety, and a new Section 4.01 is substituted in lieu thereof, as follows:

     "4.01 Employee Contributions.

     Except during periods of suspension described in Section 4.03, a Participant may elect to make Salary Savings Contributions by means of payroll deduction as provided below. For purposes of this Section 4.01, "Compensation" shall have the meaning described in Article 2, but ignoring the second paragraph of such definition (i.e., the Code Section 401(a)(17) limitation).


          (a) Salary Savings Contributions. A Participant may contribute as a Salary Savings Contribution any whole percentage from 1% to 15% (in 1% increments) of his Compensation during any Plan Year. Because of the limitations described in Section 4.02(c), a Participant may not be allowed to contribute the maximum percentage.

          (b) Voluntary After-Tax Contributions. Prior to April 1, 2001, a Participant could contribute as a Voluntary After-Tax Contribution any whole percentage of his Compensation up to 10% during any Plan Year. Effective as of April 1, 2001, no further Voluntary After- Tax Contributions shall be permitted under this Plan. Any Voluntary After-Tax Contributions allocated to a Participant's Account for payroll periods prior to April 1, 2001, shall remain in such Participant's Account until such time as the Account is distributed to the Participant."

                                       6.

     Effective as of April 1, 2001, Section 4.02(a) Procedure for Making Elections is deleted in its entirety, and a new Section 4.02(a) is substituted in lieu thereof, as follows:

     "(a) Procedure  for  Making  Elections.  A  Participant  may enter a Salary
          Savings Agreement with the Employer authorizing the Employer to withhold a portion of such Participant's Compensation as a Salary Savings Contribution during each pay period. The election to make Salary Savings Contributions shall be effective as of the first day of the Participant's normal pay period after the Employer receives the Salary Savings Agreement or as soon as administratively feasible thereafter. The Committee may prescribe additional rules and regulations regarding the manner and timing of the Participant's election including a shorter or longer period of required notice."

                                       7.

     Effective  as of April 1, 2001,  Sections  4.03(a)  Change of  Contribution
Percentage and 4.03(b) Suspension of Contributions are deleted in their entirety, and new Sections 4.03(a) and (b) are substituted in lieu thereof, as follows:

     "(a) Change of Contribution Percentage. A Participant may increase or decrease the percentage of his Compensation contributed as an Employee Contribution at any time by delivery of a new written notice to the Committee (or to its designee) using such forms and/or procedures approved by the Committee.

     (b)  Suspension of  Contributions.  A Participant  may suspend his Employee
          Contributions at any time by properly completing a form using such procedures as prescribed by the Committee. The suspension of Employee Contributions will be effective on the first day of the Participant's normal payroll period that begins after the Participant delivers the completed form to the Committee or as soon as administratively feasible thereafter. A Participant may resume making Salary Savings Contributions only on the next January 1, April 1, July 1 or October 1 which is after the effective date of such suspension of contributions and only after informing the Committee in writing prior to the date on which the Employee Contributions are to resume. The Committee, on a nondiscriminatory basis, may prescribe a lesser number of days on which the suspension or resumption of Employee Contributions is to be effective. Employee Contributions automatically shall be suspended beginning on the first payroll period that commences after the Participant is not in receipt of Compensation, the Participant's layoff or the Participant's Authorized Leave of Absence without pay."

                                       8.

     Effective January 1, 2000, Section 5.02(a) Eligibility To Receive Profit Sharing Contribution is revised to read as follows:

     "(a) Eligibility  To Receive  Profit  Sharing  Contribution.  Each year the
          Employer may elect to make a discretionary Profit Sharing Contribution to the Plan. This Profit Sharing Contribution shall be allocated to the Profit Sharing Account of each Participant who completed at least 1,000 Hours of Service during the Plan Year and who is employed on the last day of the Plan Year or who had a Termination of Employment during the Plan Year on account of death, Disability or Retirement."

                                       9.

     Effective as of January 1, 2000, Section 5.03 Retirement Contribution is revised to read as follows:

     "5.03 Retirement Contribution.

          The Employer may (but shall not be required to) make an additional contribution annually to the Plan each Plan Year on behalf of each Participant who completed at least 1,000 Hours of Service during the Plan Year and who is employed on the last day of the Plan Year or who had a Termination of Employment during the Plan Year on account of death, Disability or Retirement. Such contribution shall be no more than 2% (or such other percentage or amount as determined by the Committee) of a Participant's Eligible Compensation (as defined in
          Section 5.02(c) above). Such contribution shall be allocated to the Participant's Retirement Contribution Account. Compensation received during a Plan Year but prior to the time an Eligible Employee becomes a Participant shall be excluded from a Participant's Eligible Compensation."

                                       10.

     Effective as of January 1, 2001, Section 5.06 Forfeitures is deleted in its entirety, and a new Section 5.06 is substituted in lieu thereof, as follows:

     "5.06 Forfeitures.

          (a) Forfeitures shall first be applied to restore amounts previously forfeited pursuant to Section 7.06(c). See Section 7.06 to determine when a forfeiture of a Participant's Account occurs.

          (b) If any Forfeitures remain after the restoration of Forfeitures described in Section 5.06(a), such remaining Forfeitures shall be applied to reduce Plan administrative expenses and/or reduce Employer Contributions."

                                       11.

     Section 6.03 Investment Funds and Elections is deleted in its entirety, and a new Section 6.03 is substituted in lieu thereof, as follows:

     "6.03 Investment Funds and Elections.

          (a) Election of Investment Funds. Each Participant shall direct the investment of his Account, following such procedures as may be specified by the Committee (or its designee), to have his Account allocated or reallocated among the Investment Funds.

          (b) Initial Investment Direction. A Participant's initial investment election must allocate his entire Account, together with all subsequent contributions, for so long as the election remains in effect. An Employee who fails to make a proper investment election by the deadline established by the Committee for such purpose, shall be deemed to have elected to allocate 100% of his Account in the Investment Fund which, in the opinion of the Committee, best preserves the principal amount of the Participant's Account.

          (c) Subsequent Elections. Investment elections will remain in effect until changed by a new election. New elections may be made by a Participant at any time in the same manner as set forth in
               Section 6.03(a), and shall be effective as of the Valuation Date immediately following delivery of the new election to the Committee (or its designee). New elections may change future allocations to the Participant's Account, may reallocate between the Investment Funds any amounts previously credited to the Participant's Account, or may leave the allocation of such prior amounts unchanged. Trust transactions reflecting investment elections among the Investment Funds will occur as of the Valuation Date which immediately follows the timely receipt of such investment election when such allocation or re-allocation can be made and all Investment Fund values shall be determined as of such dates.

          (d) Investment Options. The Committee is authorized to select new Investment Funds or to eliminate any Investment Fund as the Committee shall deem appropriate from time to time. Any change in Investment Funds shall be noted in the minutes of the Committee. The creation of an Investment Fund shall not be effective until the Trustee has consented in writing to the creation of such new Investment Fund. Any creation or deletion of an Investment Fund shall not be effective until such change is communicated to Participants and new investment elections are solicited from Participants, if appropriate."

                                       12.

     Effective as of April 1, 2001, Section 6.05 Valuation For Purposes of Distributions is deleted in its entirety, and a new Section 6.05 is substituted in lieu thereof, as follows:

     "6.05 Valuation For Purposes of Distributions

          (a) For the purposes of Article 8, each Participant's Account shall be valued as of the Valuation Date immediately preceding the distribution of the Participant's Account.

          (b) No person entitled to a distribution shall receive interest or other earnings on the Account from the applicable Valuation Date described in subsection (a), to the date of actual distribution to such person.

          (c) This Section 6.05 shall not apply to the valuation of Accounts for purposes of in-service withdrawals or loans. Instead, see
               Section 9.05."

                                       13.

     Effective as of April 1, 2001, Section 8.01(a) Distribution Following Termination of Employment is revised to read as follows:

          "(a) Distribution Following Termination of Employment. A Participant's
               Account shall be distributed as soon as administratively feasible following the Participant's Termination of Employment and the date the Committee receives the Participant's written request for a distribution. Except as provided in Section 8.01(b), the Participant's Account shall not be distributed without the Participant's consent."

                                       14.

     Effective as of April 1, 2001, Section 8.01(c) Hardship Withdrawals is revised to read as follows:

          "(c) Hardship   Withdrawals;   In-Service   Distributions.    Hardship
               withdrawals and in-service distributions (see Article 9) shall commence no later than ninety (90) days after such request is approved by the Committee."

                                       15.

     Effective as of June 1, 2001, the first paragraph of Section 8.02 Method of Distribution shall be revised as follows:

     "The Participant's Account shall be distributed in accordance with one of the following forms of payment as selected by the Participant (or Beneficiary if applicable). If a Participant elects to receive either a lump sum distribution or installment payments pursuant to Sections 8.02(a) or 8.02(d), and if any portion of such Participant's Account is invested in the Company Stock Fund, then the Participant may elect to receive any or all of such portion invested in the Company Stock Fund in whole shares of Company Stock, with cash paid for any fractional shares. Annuity distributions may not be paid in Company Stock.

     Effective as of June 1, 2001, distributions from the Plan shall be made in either a single lump sum payment or installment payments as provided in Sections 8.02(a) or 8.02(d). See Sections 8.02(b) and (c) regarding the elimination of certain annuity distribution options effective as of June 1, 2001."

                                       16.

     Effective as of April 1, 2001, Sections 8.02(b) Single Life Annuity and 8.02(c) Joint and Survivor Annuity are revised to read as follows:

          "(b) Single Life Annuity is an annuity which may be purchased with the Participant's vested Account that provides level monthly payments during the Participant's lifetime, with payments ceasing upon the Participant's death. Effective as of June 1, 2001, the Single Life Annuity form of payment option shall be eliminated. Written notice of the elimination of certain optional forms of payment was provided to participants on March 2, 2001.

          (c) Joint and Survivor Annuity is an annuity which may be purchased with the Participant's vested Account that provides level monthly payments during the Participant's life and upon the Participant's death, 50% of such monthly payment shall be payable on a monthly basis to the Participant's Spouse for the Spouse's life. Payments under the Joint and Survivor Annuity shall cease on the later of the death of the Participant or the death of the Participant's Spouse. Effective as of June 1, 2001, the Joint and Survivor
               Annuity form of payment option shall be eliminated. Written notice of the elimination of certain optional forms of payment was provided to participants on March 2, 2001."

                                       17.

     Effective as of January 1, 1997, Section 8.02(e) Written Explanation of Benefit Options is revised to read as follows:

          "(e) Written Explanation of Benefit Options. At least thirty (30) days and no more than ninety (90) days prior to the Annuity Starting Date, the Committee shall provide the Participant with a written explanation of the optional forms of payment described in Section
               8.02. Such explanation shall provide a general description of the eligibility conditions (if any) and other material features of the optional forms of payment including sufficient information regarding the relative values of the optional forms of payment. The written explanation must also inform the Participant of his right (if any) to defer receipt of the distribution until his Normal Retirement Age. This written explanation is not required if the Participant's Account is distributed without his consent as provided in subsection (b) above.

               The written explanation described above may be provided after the Participant's Annuity Starting Date. The 90-day applicable election period to waive the qualified joint and survivor annuity described in Section 417(a)(6)(A) of the Code shall not end before the 30th day after the date on which such explanation is provided. The Secretary may by regulations limit the period of time by which the Annuity Starting Date precedes the provisions of the written explanation other than by providing that the Annuity Starting Date may not be earlier than the Participant's Termination Date.

               A Participant may elect (with any applicable spousal consent) to waive any requirement that the written explanation be provided at least 30 days before the Participant's Annuity Starting Date (or to waive the 30-day requirement) if the distribution commences more than 7 days after such explanation is provided."

                                       18.

     Effective as of April 1, 2001, Section 8.03 Special Rules Applicable to Annuity Distributions is amended to add the following language immediately preceding Subparagraph (a):

     "Effective as of June 1, 2001, this Section 8.03 shall no longer apply. See
     Section 8.02 regarding the elimination of certain annuity distribution options effective as of June 1, 2001."

                                       19.

     Effective as of April 1, 2001, Section 8.04 Death Benefits is deleted in its entirety, and a new Section 8.04 is substituted in lieu thereof, as follows:

     "8.04 Death Benefits.

               (a)  Death Benefits if Section 8.03 Applies. If the provisions of
                    Section 8.03 apply to the Participant (i.e., the Participant previously elected to receive a distribution of his Account in the form of an annuity) and the Participant dies prior to his Annuity Starting Date, the Participant's Account shall be distributed in accordance with the Pre-Retirement Survivor Annuity rules contained in Appendix A. Effective as of June 1, 2001, this Section 8.04(a) shall no longer apply. See Sections 8.02(b) and (c) regarding the elimination of certain annuity distribution options effective as of June 1, 2001.

               (b) If the Participant dies before Distribution of his Account commences, the Participant's vested Account shall be distributed to the Participant's Beneficiary in the form previously selected by the Participant on behalf of the Beneficiary or if the Participant made no such election, in the form selected by the Beneficiary."

                                       20.

     Effective as of January 1, 2000, Section 8.08(d) Direct Transfer of Account to an Eligible Retirement Plan is amended to add a new subparagraph (v), as follows:

     "(v) An eligible  rollover  distribution  described in Code ss.  402(c)(4), which the Participant can elect to rollover to another plan pursuant to Code ss. 401(a)(31), excludes hardship withdrawals as defined in Code ss. 401(k)(2)(B)(i)(IV), which are attributable to the Participant's Salary Savings Contributions under Treasury Reg. Section 1.401(k)-1(d)(2)(ii)."

                                       21.

     Effective as of April 1, 2001, Article 9 Hardship Withdrawals is renamed as follows:

                                   "ARTICLE 9
                 HARDSHIP WITHDRAWALS; IN-SERVICE DISTRIBUTIONS"

                                       22.

     Effective as of April 1, 2001, Section 9.03(a)(2) (A) Receipt of All Distributions Available; Suspension of Future Contributions shall be revised to read as follows:

     "(A) The  Participant's  Salary Savings  Contributions  and Elective Profit
          Sharing Contributions shall automatically be suspended beginning on the first payroll period that commences after such Participant requests and receives a hardship distribution. Such Participant may resume making Salary Savings Contributions and Elective Profit Sharing Contributions only on the January 1, April 1, July 1, or October 1 which is at least 12 months after the effective date of such suspension and only after informing the Committee in writing at least 30 days (or such lesser time as specified by the Committee) prior to the date on which the Salary Savings Contributions and Elective Profit Sharing Contributions are to resume."

                                       23.

     Effective as of April 1, 2001, Section 9.05 Valuation for Purposes of Withdrawals is revised to read as follows:

     "9.05  Valuation  for  Purposes  of  Hardship   Withdrawals  or  In-Service
Distributions.

          The Participant's Account for purposes of determining the amount of a hardship withdrawal or in-service distribution shall be determined as of the Valuation Date preceding the date the Committee approves the hardship withdrawal or in-service distribution. "



                                       24.

     Effective as of April 1, 2001, a new Section 9.06 is added to the Plan, as follows:

     "9.06  Age 59 1/2 In-Service Distributions.

               (a) A Participant who has not terminated employment may, at any time after attaining age 59 1/2, elect to withdraw all or part of his or her vested Account (including any earnings thereon). A distribution shall be made no earlier than the month following the calendar month in which the Participant attains age 59 1/2.

               (b) A Participant who receives an age 59 1/2 withdrawal shall not be suspended from continuing or commencing to make (in accordance with the Plan) Salary Savings contributions to the Plan.

               (c) No in-service withdrawal will be permitted unless the amount to be withdrawn is at least $1,000 (or the entire amount available for withdrawal, if less).

               (d) In no event shall a Participant be permitted to repay the amount of his in-service withdrawal.

               (e)  The   Committee  may   establish   additional   uniform  and
                    nondiscriminatory   administrative   procedures   concerning
                    requests for in-service withdrawals."

                                       25.

     Effective as of January 1, 1997, Section 10.02 Board of Directors is revised to read as follows:

     "10.02  Board of Directors.

     The Board shall have the  following  powers and duties with  respect to the
Plan:

               (a) The Board shall have the power to appoint and remove the Trustee and the members of the Committee. The Board may delegate its authority to appoint or remove the Trustee and the members of the Committee to an officer of the Company.

               (b) The Board shall have the power to amend the Plan, in whole or in part, pursuant to Section 11.01; or to terminate the Plan, in whole or in part."


                                       26.

     Effective as of January 1, 1997, Subparagraph (b)(2) of Section 10.04 Committee is deleted in its entirety, and a new Section 10.04(b)(2) is substituted in lieu thereof, as follows:

     "(2)    [Reserved];"

                                       27.

     Effective as of April 1, 2001, Section 10.06 Claims Procedures is deleted in its entirety, and a new Section 10.06 is substituted in lieu thereof, as follows:


     "10.06  Claims Procedure.

               (a)  Claims.  If a Participant has any grievance,  complaint,  or claim concerning any aspect of the operation or administration of the Plan or Trust, including but not limited to claims for benefits and complaints concerning the performance or administration of the investments of Plan assets (collectively referred to herein as "claim" or "claims"), the Participant shall submit the claim to the Committee, which shall have the initial responsibility for deciding the claim. All such claims shall be submitted in writing and shall set forth the relief requested and the reasons the relief should be granted. All such claims must be submitted within the "applicable limitations period." The "applicable limitations period" shall be two years, beginning on:

                    (i) in the case of any lump-sum payment, the date on which the payment was made,

                    (ii) in  the  case  of an  annuity  payment  or  installment payment, the date of the first in the series of payments, or

                    (iii)for all  other  claims,  the date on which  the  action complained or grieved of occurred.

               To the extent that documentary or other evidence is relevant to the relief sought, the Participant shall submit such evidence or, if the evidence is in the possession of the Committee, the Participant shall refer to such evidence in a manner sufficient to allow the Committee to identify and locate such evidence.

               (b) Denial of Claims. If a claim is denied in whole or in part, the Committee shall give the claimant written notice of the decision within ninety (90) days of the date the claim was submitted. Such written notice shall set forth in a manner calculated to be understood by the claimant:

                    (1)  the specific reason or reasons for the denial;

                    (2) specific references to pertinent Plan provisions on which the denial is based;

                    (3) a description of any additional material or information necessary for the claimant to perfect the claim, along with an explanation of why such material or information is necessary; and

                    (4) appropriate information about the steps to be taken if the claimant wishes to submit the claim for review of the denial. The ninety-day period for review of a claim for benefits may be extended for an additional ninety
                         (90) days by a written notice to the claimant setting forth the reason for the extension. If the Committee fails to respond to a claim within the time limits set forth above, the claim shall be deemed denied and the Participant may request review by the Committee as set forth in Section 10.06(c).


               (c) Appeals Procedure. If a claim is denied in whole or in part or if the claimant has no response to such claim within ninety (90) days of its submission (in which case the claim for benefits shall be deemed to be denied), the claimant or his duly authorized representative may appeal the denial to the Committee within sixty (60) days of receipt of written notice of denial or within sixty (60) days of the expiration of the ninety-day period. In pursuing his appeal, the claimant or his duly authorized representative:

                    (i) shall request in writing that the Committee review the denial;

                    (ii) shall review pertinent documents; and

                    (iii)shall  submit  evidence  as  well  as  written  issues, comments or arguments.

          The decision on review shall be made within sixty (60) days of receipt of the request for review, unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than 120 days after receipt of the request for review. If such an extension of time is required, written notice of the extension shall be furnished to the claimant before the end of the original sixty-day period. The decision on review shall be made in writing, shall be written in a manner calculated to be understood by the claimant, and shall include specific references to the provision of the plan on which the denial is based. If the decision on review is not furnished within the time specified above, the claim shall be deemed denied on review. The decision shall be final and conclusive and a Participant shall not be permitted to bring suit at law or in equity on a claim without first exhausting the remedies available hereunder. No action at law or in equity to recover under this Plan shall be commenced later than one year from the date of the decision on review (or if no decision is furnished within 120 days of receipt of the request for review, the 120th day after receipt of the request for review)."

                                       28.

     Effective as of January 1, 1997, the first paragraph of Section 11.01 Right to Amend shall be revised to read as follows:

     "The Company intends for the Plan to be permanent so long as the corporation exists; however, it reserves the right (through action of the Board) to modify, alter, or amend this Plan or the Trust Agreement, from time to time, to any extent that it may deem advisable, including, but not limited to any amendment deemed necessary to insure the continued qualification of the Plan under Sections 40l(a) and 401(k) of the Code or to insure compliance with ERISA; provided, however, that the Company shall not have the authority to amend this Plan in any manner which will:"

                                       29.

     Effective as of April 1, 2001, the definition of "Actual Contribution Percentage or ACP" under Section 12.01 Definitions [Special Discrimination Rules] is amended to read as follows:

     "Actual Contribution Percentage or ACP shall mean the ratio (expressed as a percentage) of (i) the sum of the Employer Matching Contributions and, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions on behalf of the Participant for the Plan Year and, to the extent permitted in Treasury Regulations and elected by the Employer, the Participant's Qualified Elective Deferrals and Qualified Non-Elective Contributions to (ii) the Participant's Compensation for the Plan Year. The Employer, on an annual basis, may elect to include or not to include Qualified Elective Deferrals and Qualified Non-Elective Contributions in computing the ACP for a Plan Year. An Employer may elect on an annual basis to count a Participant's Employer Matching Contribution toward satisfying the required minimum contribution under Section 15.03 (minimum contribution for Non-Key Employees in a Top-Heavy plan) in lieu of including such contributions in the ACP. If a Participant (as defined below) does not receive an allocation of Employer Contributions for a Plan Year, such Participant's ACP for the Plan Year shall be zero."

                                       30.

     Effective as of April 1, 2001, Subparagraph (c) of Section 12.03 Average Actual Deferral Percentage, is deleted in its entirety, and a new Section 12.03(c) is substituted in lieu thereof, as follows:

     "(c) If at the end of the Plan Year, the Plan does not comply with the provisions of Section 12.03(a), the Employer may do any or all of the following, except as otherwise provided in the Code or Treasury
          Regulations:

          (1)  Distribute   Salary  Savings   Contributions  to  certain  Highly
               Compensated Employees as provided in Section 12.05;

          (2) For Plan Years beginning prior to April 1, 2001, recharacterize the Participant's Salary Savings Contributions as Voluntary After-Tax Contributions as provided in Section 12.06; or

          (3) Make a Qualified Non-Elective Contribution on behalf of any or all of the Non-Highly Compensated Employees and aggregate such contributions with the Non-Highly Compensated Employees' Salary
               Savings Contributions Deferrals as provided in Section 12.01 (definition of ADP).

          (4) Notwithstanding anything contained in Section 12.03(a)(1) or (2) to the contrary, the Plan Administrator may elect to use the Average Deferral Percentage for Non-highly Compensated Employees for the Plan Year, rather than the preceding Plan Year, except that if such an election is made, it may not be changed except by an amendment to this Plan or as otherwise provided by the Secretary of the Treasury."

                                       31.

     Effective as of April 1, 2001, Section 12.06 Salary Savings Contributions Recharacterized as Voluntary After-Tax Contributions is revised to add the following sentence immediately before Subparagraph (a):

     "The provisions of this Section 12.06 shall not apply to any Plan Year beginning on or after April 1, 2001."

                                       32.

     Effective as of April 1, 2001, Subparagraph (b) of Section 12.07 Average Actual Contribution Percentage is revised to read as follows:

     "(b) If at the end of the Plan Year, the Plan does not comply with the provisions of Section 12.07(a), the Employer may do any or all of the following in order to comply with such provision as applicable (except as otherwise provided in the Code or in Treasury Regulations):

          (1) Aggregate Qualified Elective Deferrals with the Employer Matching Contributions or, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions of Non-Highly Compensated Employees as provided in Section 12.01 (definition of ACP).

          (2) Distribute vested Employer Matching Contributions and/or, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions to certain Highly Compensated Employees as provided in Section 12.09.

          (3) Make a Qualified Non-Elective Contribution on behalf of any or all of the Non-Highly Compensated Employees and aggregate such contributions with the Non-Highly Compensated Employees' Employer Matching Contributions or, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions as provided in
               Section 12.01 (definition of ACP).

          (4) Forfeit non-vested Employer Matching Contributions of certain Highly Compensated Employees as provided in Section 12.10."

                                       33.

     Effective as of April 1, 2001, Section 12.08 Special Rules For Determining Average Actual Contribution Percentages is revised to read as follows:

     "12.08  Special  Rules  For   Determining   Average   Actual   Contribution
Percentages

          (a) The Actual Contribution Percentage for any Highly Compensated Employee for the Plan Year who is eligible to have Employer
               Matching Contributions or, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions allocated to his Account under two or more arrangements described in Sections 401(a) or 401(m) of the Code that are maintained by an Employer or its Affiliates shall be determined as if such contributions were made under a single arrangement.

          (b) If two or more plans maintained by the Employer or its Affiliates are treated as one plan for purposes of the nondiscrimination requirements of Code Section 401(a)(4) or the coverage requirements of Code Section 410(b) (other than for purposes of the average benefits test), all Employer Matching Contributions and, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions that are made pursuant to those plans shall be treated as having been made pursuant to one plan.

          (c) The computation of the Average Actual Contribution Percentage shall be performed after any recharacterization of Salary Savings Contributions or Elective Profit Sharing Contributions as Voluntary After-Tax Contributions pursuant to Section 12.06. This
               Section 12.06(c) shall not apply to Plan Years beginning after April 1, 2001.

          (d) The determination and treatment of the Actual Contribution Percentage of any Participant shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury."

                                       34.

     Effective as of April 1, 2001, Section 12.09 Distribution of Employer Matching Contributions is revised to read as follows:

     "12.09     Distribution     of     Employer     Matching     Contributions.

          (a) Employer Matching Contributions and, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions exceeding the limitations of Section 12.07(a) ("Excess ACP Contributions") and any income or loss allocable to such Excess ACP Contribution may be designated by the Committee as Excess ACP Contributions and may be distributed in the Plan Year following the Plan Year in which the Excess ACP Contributions arose to those Highly Compensated Employees whose Accounts were credited with the largest amounts of Employer Matching Contributions during the preceding Plan Year. The amount of Excess ACP Contributions to be distributed to a Highly Compensated Employee shall be determined using the procedure described in Section 12.05(a).

          (b) To the extent administratively possible, the Committee shall distribute all Excess ACP Contributions and any income or loss allocable thereto prior to 2 1/2 months following the end of the Plan Year in which the Excess ACP Contributions arose. In any event, however, the Excess ACP Contributions and any income or loss allocable thereto shall be distributed prior to the end of the Plan Year following the Plan Year in which the Excess ACP
               Contributions arose. The distribution of the Excess ACP Contributions shall be adjusted for income or loss during the Plan Year only, and not for the period between the end of the Plan Year and the date of the distribution.

          (c) The income or loss allocable to Excess ACP Contributions shall be determined by multiplying the income or loss allocable to the Participant's Account for the Plan Year in which the Excess ACP Contribution arose by a fraction. The numerator of the fraction is the Excess ACP Contributions. The denominator of the fraction is the value of the Participant's Account on the last day of the Plan Year reduced by any income allocated to the Participant's Account by such Plan Year and increased by any loss allocated to the Participant's Account for the Plan Year. However, any income allocable to an Excess ACP Contribution resulting from the distribution of a Salary Savings Contribution or Elective Profit Sharing Contribution that was recharacterized as a Voluntary After-Tax Contribution during any Plan Year beginning prior to April 1, 2001 (See Section 12.06) shall be determined as if such recharacterized Salary Savings Contribution or Elective Profit Sharing Contribution were an Excess ADP Deferral (See Section 12.05). Alternatively, the income or loss allocable to Excess ACP Contributions may be calculated using any reasonable method for computing such income or loss, provided the method does not discriminate in favor of Highly Compensated Employees, is used consistently for all participants and for all corrective distributions under the Plan for the Plan Year, and is used by the Plan for allocating income to Participants' Accounts.

          (d)  Amounts  distributed to Highly  Compensated  Employees under this
               Section 12.09 shall be treated as annual additions with respect to the Employee who received such amount.

          (e) Unless specifically identified to the contrary, for Plan Years beginning prior to April 1, 2001, any distributions of Excess ACP Contributions shall be made first from Voluntary After-Tax Contributions and second from Employer Matching Contributions. For Plan Years beginning on or after January 1, 2002, distributions of Excess ACP Contributions shall be made from Employer Matching Contributions.

          (f) No unvested Employer Matching Contributions shall be distributed pursuant to this Section 12.09. Such amounts may, however, be forfeited pursuant to Section 12.10."

                                       35.

     Effective as of April 1, 2001, Subparagraph (e) of Section 12.11 Combined ACP and ADP Test shall be revised to read as follows:

          "(e) If Employer Matching Contributions or, for Plan Years beginning prior to April 1, 2001, Voluntary After-Tax Contributions are distributed or forfeited (if applicable) to satisfy the Combined ADP and ACP Test, income or loss allocable to such contributions shall also be distributed. The income or loss shall be determined using the same procedures as Section 12.05(c). Only income or loss allocable to the Plan Year, and not to the period between the end of the Plan Year and the date of distribution, shall be distributed."

                                       36.

     Effective as of April 1, 2001, Section 12.12 Order of Applying Certain Sections of Article is revised to read as follows:

     "12.12 Order of Applying Certain Sections of Article.

          In applying the provisions of this Article 12, the determination and distribution of Excess Deferrals shall be made first, the determination and elimination of Excess ADP Deferrals shall be made second, the determination and elimination of Excess ACP Contributions shall be made third and finally the determination and any necessary adjustment related to the Combined ADP and ACP Test shall be made. However, if the Committee determines to recharacterize Salary Savings Contributions or Elective Profit sharing Contributions as Voluntary After-Tax Contributions for any Plan Year beginning prior to April 1, 2001 (see Section 12.06), then the determination and elimination of Excess ADP Deferrals shall be made before the determination and elimination of Excess ACP Contributions."


                                       37.

     Effective as of January 1, 1997, Section 14.03 Definitions [Maximum Benefits] is amended to add the following:

     "Compensation, for purposes of this Article 14, shall have that meaning as defined in Article 2. For Plan Years beginning prior to January 1, 1998, Compensation shall exclude Salary Savings Contributions made under this Plan and any amount that is contributed or deferred by an Employer at the election of the Employee that is not includable in the gross income of the Employee by reason of Code Section 125 or 457."

                                       38.

     Effective as of April 1, 2001, Article 16 Trust Fund and Trustee is deleted in its entirety, and a new Article 16 is substituted in lieu thereof, as follows:

                                   "ARTICLE 16
                                   [RESERVED]"

                                       39.

     Effective as of August 5, 1997, Section 17.03 Spendthrift Clause is amended to read as follows:

     "17.03 Spendthrift Clause.

          Except as otherwise required by a "qualified domestic relations order" as defined in Code Section 414(p) or by any judgment, order, decree and/or settlement agreement (as defined in Code Section 401(a)(13)(C)) entered on or after August 5, 1997, none of the benefits, payments, proceeds or distributions under this Plan shall be subject to the claim of any creditor of any Participant or Beneficiary, or to any legal process by any creditor of such Participant or Beneficiary, and none of them shall have any right to alienate, commute, anticipate or assign any of the benefits, payments, proceeds or distributions under this Plan except for the extent expressly provided herein to the contrary."


                                       40.

     Effective as of January 1, 1997, subparagraph (c) of Section 17.13 Adoption of Plan by Affiliated Sponsor shall be amended to read as follows:

     (c) So long as the Affiliated Sponsor's designation as such remains in effect, the Affiliated Sponsor shall be bound by and subject to all provisions of the Plan and the Trust Agreement. The authority to amend the Plan and the Trust Agreement shall be vested in the Company and no Affiliated Sponsor shall have any right to amend the Plan or the Trust Agreement. Any amendment to the Plan or the Trust Agreement adopted by the Company shall be binding upon every Affiliated Sponsor without further action by such Affiliated Sponsor."

                                       41.

     Effective as of April 1, 2001, Appendix A Special Rules Applicable to Annuity Distributions is amended to add the following paragraph immediately preceding Subparagraph (a):

          "Effective as of June 1, 2001,  this Appendix A shall no longer apply.
          See  Section  8.02  regarding  the   elimination  of  certain  annuity
          distribution options effective as of June 1, 2001."

                                       42.

     Except as amended herein, the Plan shall continue in full force and effect.

     IN WITNESS WHEREOF, the Company has adopted this Amendment on the date shown below, but effective as of the dates indicated above.

                                     SEACOAST BANKING CORPORATION OF FLORIDA


Date:     4/17/01                    By:      /s/ Dennis S. Hudson, III
      --------------------           ------------------------------------------
                                     Name:    Dennis S. Hudson, III
                                     ------------------------------------------
                                     Title: President & Chief Executive Officer
                                     ------------------------------------------

                                  AMENDMENT TWO
                 TO THE RETIREMENT SAVINGS PLAN FOR EMPLOYEES OF
                   FIRST NATIONAL BANK & TRUST COMPANY OF THE
                                 TREASURE COAST

     THIS AMENDMENT TWO to the Retirement Savings Plan for Employees of First National Bank & Trust Company of the Treasure Coast, as amended and restated effective January 1, 1997 (the "Plan") is adopted by Seacoast Banking Corporation of Florida (the "Company") effective as of January 1, 2001, unless another date is set forth herein.

                                   WITNESSETH:

     WHEREAS, the Company maintains the Plan, and such Plan is currently in effect; and

     WHEREAS, pursuant to Section 11.01 of the Plan, the Company may amend the Plan from time to time;

     NOW, THEREFORE, the Company hereby amends the Plan as follows:

                                       1.

     The definition of "Compensation" in Article 2 is deleted in its entirety, and a new definition is substituted in lieu thereof, as follows:

     "Compensation shall mean the gross annual earnings required to be reported on a Participant's Form W-2 (box 1) under Code Sections 6041(d), 6051(a)(3) and 6052. Compensation shall also (i) include Salary Savings Contributions, salary reduction Salary Savings Contributions to any Section 125 Plan maintained by the Employer, amounts applied at the election of the Participant to purchase benefit under an arrangement described in Code
     Section 132(f) (effective for Plan Years beginning after December 31, 1999) and salary deferrals under Code Sections 402(a)(8), 402(h), 403(b), 457 and 414(h); (ii) exclude Nonelective Contributions under a Section 125 Plan maintained by the Employer, reimbursements or other expense allowances, fringe benefits (cash and non-cash), moving expenses, deferred compensation (and for this purpose benefits under a stock option plan are `deferred compensation') and welfare benefits (and for this purpose, worker's compensation payments of any type and severance pay of any type shall be considered `welfare benefits,' but sick pay, short term disability and vacation pay are not considered `welfare benefits'); and (iii) disregard any income exclusions under Code Section 3401(a) based on the nature or location of employment.

     No more than $170,000 in Compensation (as adjusted annually by the Secretary the Treasury pursuant to Code Section 401(a)(17)) shall be taken into account for any Participant during a Plan Year."

                                       2.

     The definition of "Employee Contribution" in Article 2 is deleted in its entirety, and a new definition is substituted in lieu thereof, as follows:

     "Employee Contribution shall mean Nonelective Contributions deferred to the Plan under the Section 125 Plan maintained by the Employer, Salary Savings Contributions and/or Voluntary After-Tax Contributions."

                                       3.

     Article 2 is amended by adding the following new definition:

     "Nonelective Contribution shall mean contributions made to the Plan during the Plan Year by the Employer, at the election of the Participant in lieu of cash compensation, and that are made pursuant to the Section 125 Plan maintained by the Employer. Such contributions are fully vested and nonforfeitable when made and distributable only as specified in Article 8."

                                       4.

     Section 4.01 is amended by adding the following new Section 4.01(c):

     "(c) Nonelective   Contributions.   A  Participant   may  contribute  as  a
          Nonelective Contributions any amount the Participant elects to contribute to the Plan under the Section125 Plan maintained by the Employer. Such amounts shall be allocated to a Participant's Salary Savings Contributions Account under the Plan."

                                       5.

     Section 4.02(b) is amended by inserting "and Nonelective Contributions" before "Salary Savings Contributions".

                                       6.

     Section 4.02(c) is deleted in its entirety and a new Section 4.02(c) is substituted in lieu thereof, as follows:

     "(c) Additional Limitations of Salary Savings Contributions and Nonelective
          Contributions. Salary Savings Contributions and Nonelective Contributions shall be subject to the limitations described in Section
          12.02 (maximum dollar contribution limit), Section 12.03 (ADP nondiscrimination test) and Article 14 (Code Section 415 limit)."

                                       7.

     Effective as of December 31, 2001, Section 8.05 is amended by adding the following new Section 8.05(h):

     "(h) Model Amendment for Minimum Distribution Requirements. With respect to distributions under the Plan made for calendar years beginning on or after January 1, 2002, the Plan will apply the minimum distribution requirements of Section 401(a)(9) of the Internal Revenue Code in accordance with the regulations under Section 401(a)(9) that were proposed on January 17, 2001, notwithstanding any provision of the Plan to the contrary. This amendment shall continue in effect until the end of the last calendar year beginning before the effective date of the final regulations under Section 401(a)(9) or such other date as may be specified in guidance published by the Internal Revenue Service."

                                       8.

     Section 12.01 shall be amended by adding the following new definition:

     "Nonelective Contributions. For purposes of this Article 12, a Nonelective Contribution is taken into account only if the contribution is (i) allocated to the Participant's Account under the terms of the Plan as of any date within the Plan Year, and (ii) would have been received by the Participant as cash, but for the deferral election during the Plan Year. Any Nonelective Contribution taken into account under this Article 12 shall be deemed to be a Salary Savings Contribution for purposes of the limits set forth in Article 12."

                                       9.

     The definition of "Salary Savings Contribution" in Section 12.01 shall be amended by adding the following new sentence to the end thereof:

     "In addition, for purposes of this Article 12, unless otherwise stated, Salary Savings Contributions shall include Nonelective Contributions taken into account under this Plan."

                                       10.

     Section 12.02(g) shall be amended by deleting the last sentence therein and substituting the a new sentence in lieu thereof, as follows:

     "Nonelective Contributions shall be returned as an Excess Deferral before Salary Savings Contributions, and Salary Savings Contributions shall be returned as an Excess Deferral before Elective Profit Sharing Contributions."

                                       11.

     The definition of "Compensation" in Section 14.03 is deleted in its entirety, and a new definition is substituted in lieu thereof, as follows:

     " `Compensation' for purposes of this Article 14 shall have that meaning as defined in Article 2, modified to include Nonelective Contributions. For Plan Years beginning prior to January 1, 1998, Compensation shall exclude Salary Savings Contributions made under this Plan and any amount that is contributed or deferred by an Employer at the election of the Employee that is not included in the gross income of the Employee by reason of Code
     Section 125 or 457."

                                       12.

     Effective June 25, 2001, a new Appendix C, PREDECESSOR EMPLOYERS AND PAST SERVICE CREDIT RULES, shall be added to read as follows:

                                  "APPENDIX C

               PREDECESSOR EMPLOYERS AND PAST SERVICE CREDIT RULES

I.   Employees of the Walmart Branch of Bank Atlantic in Fort Pierce, Florida.

     Immediate Eligibility. Persons employed at the Walmart Branch of Bank Atlantic in Fort Pierce, Florida (`Bank Atlantic') who become Eligible Employees of the Employer on June 25, 2001, shall be eligible to participate in this Plan as soon as administratively feasible on or after June 25, 2001.

     Past Service Credit for Vesting. Employment with Bank Atlantic or any other corporation or business entity controlled by Bank Atlantic prior to June 25, 2001 shall be considered employment with the Employer for purposes of satisfying the vesting requirements of Section 7.04(c)."

                                       13.

     This amendment shall be effective January 1, 2001, except where another date is specified therein. Except as amended herein, this Plan shall continue in full force and effect.

     IN WITNESS WHEREOF, the Company has adopted Amendment Two on the date shown below, but effective as of the dates indicated above.

                                     SEACOAST BANKING CORPORATION OF FLORIDA


Date:     10/16/01                   By:      /s/ Dennis S. Hudson, III
      ---------------------          ------------------------------------------
                                     Name:    Dennis S. Hudson, III
                                     ------------------------------------------
                                     Title: President & Chief Executive Officer
                                     ------------------------------------------

                                 AMENDMENT THREE
                 TO THE RETIREMENT SAVINGS PLAN FOR EMPLOYEES OF
                   FIRST NATIONAL BANK & TRUST COMPANY OF THE
                                 TREASURE COAST

     THIS AMENDMENT THREE to the Retirement Savings Plan for Employees of First National Bank & Trust Company of the Treasure Coast, as amended and restated effective January 1, 1997 (the "Plan") is adopted by Seacoast Banking Corporation of Florida (the "Company") effective as of the dates set forth herein.

                                   WITNESSETH:

     WHEREAS, the Company maintains the Plan, and such Plan is currently in effect; and

     WHEREAS, pursuant to Section 11.01 of the Plan, the Company may amend the Plan from time to time;

     NOW, THEREFORE, the Company hereby amends the Plan as follows:

                                       1.

     Section 5.01(a) is deleted in its entirety and the following new Section 5.01(a) is substituted in lieu thereof as follows:

     "(a) Eligibility to Receive Matching Contribution with respect to Salary Savings Contributions. Each payroll period the Employer shall make an Employer Matching Contribution on behalf of each Participant who made Salary Savings Contributions during the payroll period or such other period selected by the Company. An Employer will not match Voluntary After-Tax Contributions."

                                       2.

     Section 5.01(c)(1) is deleted in its entirety and the following new Section 5.01(c)(1) is substituted in lieu thereof as follows:

     "(1) Match  on  Salary  Savings  Contribution.   A  Participant's  Employer
          Matching Contribution with respect to Salary Savings Contributions each payroll period shall be a uniform percentage of a Participant's Salary Savings Contribution for the Plan Year up to 4% of the Participant's Compensation for such Plan Year. The Employer Matching Contribution shall be allocated to the Participant's Employer Matching Contribution Account within a reasonable time after the end of the payroll period for which the Employer Matching Contribution is made or such other period determined by the Employer. For purposes of this
          Section  5.01(c),  Compensation  shall have the meaning  described  in
          Article 2, including the limitations prescribed by Code Section 401(a)(17)."

                                       3.

     Effective December 1, 2001, Section 8.05 is deleted in its entirety and the following new Section 8.05(h) is substituted in lieu thereof as follows:

     "(h) Model Amendment for Minimum Distribution Requirements. With respect to distributions under the Plan on or after December 1, 2001 for calendar years beginning on or after January 1, 2001, the Plan will apply the minimum distribution requirements of Section 401(a)(9) of the Internal Revenue Code in accordance with the regulations under Section 401(a)(9) that were proposed on January 17, 2001 (the "2001 Proposed Regulations"), notwithstanding any provision of the Plan to the contrary. If the total amount of required minimum distributions made to a Participant for 2001 prior to December 1, 2001 are equal to or greater than the amount of required minimum distributions determined under the 2001 Proposed Regulations, then no additional distributions are required for such Participant for 2001 on or after such date. If the total amount of required minimum distributions made to a Participant for 2001 prior to December 1, 2001 are less than the amount determined under the 2001 Proposed Regulations, then the amount of required minimum distributions for 2001 is the amount determined under the 2001 Proposed Regulations. This amendment shall continue in effect until the end of the last calendar year beginning before the effective date of the final regulations under Section 401(a)(9) or such other date as may be specified in guidance published by the Internal Revenue Service."

                                       3.

     This amendment shall be effective January 1, 2001, except where another date is specified therein. Except as amended herein, this Plan shall continue in full force and effect.

     IN WITNESS WHEREOF, the Company has adopted Amendment Three on the date shown below, but effective as of the dates indicated above.

                                     SEACOAST BANKING CORPORATION OF FLORIDA


Date:     May 30, 2002               By:      /s/ Dennis S. Hudson, III
     -----------------------         ------------------------------------------
                                     Name:    Dennis S. Hudson, III
                                     ------------------------------------------
                                     Title: President & Chief Executive Officer
                                     ------------------------------------------

                  AMENDMENT FOUR TO THE RETIREMENT SAVINGS PLAN
                  FOR EMPLOYEES OF FIRST NATIONAL BANK & TRUST
                          COMPANY OF THE TREASURE COAST

     THIS AMENDMENT FOUR to the Retirement Savings Plan for Employees of First National Bank & Trust Company of the Treasure Coast, as amended and restated effective January 1, 1997 (the "Plan") is adopted by Seacoast Banking Corporation of Florida (the "Company") effective as of the dates set forth herein:

                                   WITNESSETH:

     WHEREAS, the Company maintains the Plan, and such Plan is currently in effect; and

     WHEREAS, pursuant to Section 11.01 of the Plan, the Company may amend the Plan from time to time;

     NOW, THEREFORE, the Company hereby amends the Plan as follows:

                                       1.

     Article 1 is amended to add a new Section 1.06 as follows:

     "1.06 EGTRRA Provisions.

          Effective for Plan Years beginning after December 31, 2001, the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (`EGTRRA') incorporated in the Plan are intended to demonstrate good faith compliance with the requirements of EGTRRA and are to be construed in accordance with EGTRRA and the guidance issued thereunder. The provisions of EGTRRA incorporated in the Plan shall supercede the provisions of the Plan to the extent, if any, that those provisions are inconsistent with the provisions of EGTRRA."

                                       2.

     The definition of "Compensation" in Article 2 is amended by deleting the second paragraph and substituting a new second paragraph in lieu thereof, as follows:

          "The annual Compensation of each Participant taken into account in determining allocations for any Plan Year beginning after December 31, 2001 shall not exceed $200,000 as adjusted for cost-of-living increases in accordance with Section 401(a)(17)(B) of the Code. Annual Compensation means Compensation during the Plan Year or such other consecutive 12-month period over which Compensation is otherwise determined under the Plan (the determination period). The cost-of-living adjustment in effect for a calendar year applies to annual Compensation for the determination period that begins with or within such calendar year. For Plan Years beginning prior to January 1, 2002, the Compensation of a Participant taken into account under the Plan for a Plan Year is $170,000 for any Plan Year beginning in 2001 or 2000, and $160,000 for any Plan Year beginning in 1999, 1998 or 1997."

                                       3.

     Effective as of June 1, 2002 , Section 4.01(a) shall be deleted in its entirety and replaced with the following new Section 4.01(a):

     "(a) Salary Savings Contributions. A Participant may contribute as a Salary
          Savings Contribution any whole percentage from 1% to 75% (in 1% increments) of his Compensation during any Plan Year. Because of the limitations described in Section 4.02(c), a Participant may not be allowed to contribute the maximum percentage."

                                       4.

     Section 4.01 shall be amended by adding a new Section 4.01(d) as follows:

     "(d) Catch-Up Contributions.  All Employees who are eligible to make Salary
          Savings Contributions under this Plan and who have attained age 50 before the close of the calendar year shall be eligible to make catch-up contributions in accordance with, and subject to the limitations of, Section 414(v) of the Code. Such catch-up contributions shall not be taken into account for purposes of the provisions of the Plan implementing the required limitations of sections 402(g) and 415 of the Code. The Plan shall not be treated as failing to satisfy the provisions of the Plan implementing the requirements of Section 401(a)(4), 401(k)(3), 401(k)(11), 401(k)(12),
          410(b), or 416 of the Code, as applicable, by reason of the making of such catch-up contributions.

          (i) This Section 4.01(d) shall apply to contributions made after January 1, 2002.

          (ii) Catch-up contributions shall be deemed to be Salary Savings Contributions for purposes of the Employer Matching Contribution provided under Section 5.01 of the Plan."

                                       5.

     Section 4.03(c)(1) shall be deleted in its entirety and replaced with the following new Section 4.03(c)(1):

     "(1) See Section 9.03 for circumstances under which a Participant's  Salary
          Savings Contributions could be suspended for a period of at least 6 months after such Participant receives a hardship distribution."

                                       6.

     Section 4.05(a) shall be deleted in its entirety and replaced with the following new Section 4.05(a):

     "(a) Without regard to any limitation on contributions set forth in this Article, a Participant shall be permitted, if the Committee consents (based on non-discriminatory criteria), to transfer to the Trustee during any Plan Year additional property acceptable to the Trustee, provided such property was received in a distribution made after December 31, 2001 from the following types of plans:

          (1) a qualified plan described in Section 401(a) or 403(a) of the Code, including after-tax employee contributions,

          (2) an annuity contract described in Section 403(b) of the Code, excluding after-tax employee contributions, or

          (3) an eligible plan under Section 457(b) of the Code which is maintained by a state, political subdivision of a state or any agency or instrumentality of a state or political subdivision of a state."

                                       7.

     Section 4.05 shall be amended by adding the following new Section 4.05(c) as follows:

     "(c) The Plan will accept a participant rollover contribution of the portion of a distribution from an individual retirement account or annuity described in Section 408(a) or 408(b) of the Code that is eligible to be rolled over and would otherwise be includible in gross income."

     Section 8.01(b)(i) shall be deleted in its entirety and replaced with the following new Section 8.01(b)(i):

          "(i) Account  does not  exceed  $5,000.  If the  Participant's  vested
               Account balance does not exceed $5,000, such Account shall be distributed in a lump sum no later than ninety (90) days after the end of the Plan Year in which such Termination of Employment occurred.

               The value of a Participant's vested Account balance shall be determined without regard to that portion of the Account balance that is attributable to rollover contributions (and earnings allocable thereto) within the meaning of Sections 402(c), 403(a)(4), 403(b)(8), 408(d)(3)(A)(ii) and 457(e)(16) of the
               Code. If the value of the Participant's vested Account balance as so determined is $5,000 or less, the Plan shall distribute the Participant's entire nonforfeitable account balance.

               This Section 8.01(b)(i) shall apply with respect to distributions made after December 31, 2001 with respect to Participants who separated from service after December 31, 2001."

                                       9.

     Section 8.01(d), Section 8.01(e) and Section 8.01(f) shall be redesignated as Section 8.01(e), Section 8.01(f), and Section 8.01(g), respectively.

                                       10.

     Section 8.01 shall be amended by adding the following new Section 8.01(d):

     "(d) Distribution Upon Severance From Employment. A Participant's Account shall be distributed on account of the Participant's severance from employment. However, such a distribution shall be subject to the other provisions of the Plan regarding distributions, other than provisions that require a separation from service before such amounts may be distributed.

          (i) This Section 8.01(d) shall apply for distributions and severances from employment occurring after the dates specified in paragraph
               (ii) below.

          (ii) This Section 8.01(d) shall apply for distributions after December 31, 2001 for severances from employment occurring after December 31, 2001."



                                       11.

     Section 8.08(c) shall be deleted in its entirety and replaced with the following new Section 8.08(c):

     "(c) Definition of Eligible Retirement Plan. The term `Eligible  Retirement
          Plan' shall mean:

          (i) A qualified plan described in Section 401(a) or 403(a) of the Code, including after-tax employee contributions.

          (ii) An annuity contract described in Section 403(b) of the Code, excluding after-tax employee contributions.

          (iii)An eligible plan under Section 457(b) of the Code which is maintained by a state, political subdivision or a state or any agency or instrumentality of a state or political subdivision of a state.

               The definition of `Eligible Retirement Plan' shall also apply in the case of a distribution to a surviving spouse, or to a spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Section 414(p) of the Code."

                                       12.

     Section 8.08(d)(v) shall be deleted in its entirety and replaced with a new
Section 8.08(d)(v) as follows:

     "(v) For purposes of the direct rollover provisions in this Section 8.08 of the Plan, any amount that is distributed on account of hardship shall not be an eligible rollover distribution and the distributee may not elect to have any portion of such distribution paid to an Eligible Retirement Plan."

                                       13.

     Section 8.08 shall be amended by adding a new Section 8.08(f) as follows:

     "(f) For purposes of the direct rollover provisions in this Section 8.08 of the Plan, a portion of the distribution shall not fail to be an eligible rollover distribution merely because the portion consists of after-tax employee contributions which are not includible in gross income. However, such portion may be transferred only to an individual retirement account or annuity described in Section 408(a) or (b) of the Code, or to a qualified defined contribution plan described in
          Section 401(a) or 403(a) of the Code that agrees to separately account for amounts so transferred, including separately accounting for the portion of such distribution which is not so includable."

                                       14.

     Section 9.03(a)(2)(A) shall be deleted in its entirety and replaced with a new Section 9.03(a)(2)(A) as follows:

     "(A) The  Participant's  Salary Savings  Contributions  and Elective Profit
          Sharing Contributions shall automatically be suspended beginning on the first payroll period that commences after such Participant requests and receives a hardship distribution. Such Participant may resume making Salary Savings Contributions and Elective Profit Sharing Contributions only on the January 1, April 1, July 1 or October 1 which is at least 6 months after the effective date of such suspension and only after informing the Committee in writing at least 30 days (or such lesser time as specified by the Committee) prior to the date on which the Salary Savings Contributions and Elective Profit Sharing Contributions are to resume."

                                       15.

     Section 9.03(a)(2)(B) shall be deleted in its entirety and replaced with a new Section 9.03(a)(2)(B) as follows:

     "(B) [Reserved]"

                                       16.

     Section 9.03(a)(2)(C) shall be deleted in its entirety and replaced with a new Section 9.03(a)(2)(C) as follows:

     "(C) The Participant shall be prohibited under a legally enforceable agreement from making an Employee contribution to any other plan maintained by the Employer for at least 6 months after the receipt of the hardship distribution. For this purpose, the phrase `any other plan' includes all qualified and nonqualified plans of deferred compensation, stock option plans and stock purchase plans. It does not include a health or welfare plan including one that is part of a
          Section 125 cafeteria plan."

     Section  12.02(a)  shall be deleted in its entirety and replaced with a new
Section 12.02(a) as follows:

     "(a) Notwithstanding any other provision of this Plan to the contrary, the aggregate of a Participant's Salary Savings Contributions and Elective Profit Sharing Contributions actually contributed to the Plan during a calendar year may not exceed the dollar limitation contained in
          Section 402(g) of the Code in effect for such taxable year, except to the extent permitted under Section 4.01(d) of the Plan and Section 414(v) if applicable. Any Salary Savings Contributions or Elective Profit Sharing Contributions in excess of the foregoing limit (`Excess Deferral'), plus any income and minus any loss allocable thereto, may be distributed to the applicable Participant no later than April 15 following the calendar year in which such contributions were made."

                                       18.

     Section  12.11  shall be  amended  by  adding  the  following  new  Section
12.11(g):

     "(g) The Combined ADP and ACP Test described in this Section 12.11 shall not apply for Plan Years beginning after December 31, 2001."

                                       19.

     Section  14.01(a)  shall be deleted in its entirety and replaced with a new
Section 14.01(a) as follows:

     "(a) Except to the  extent  permitted  by  Section  4.01(d) of the Plan and
          Section 414(v) of the Code, if applicable, the Annual Addition that may be contributed or allocated to a Participant's account under the plan for any Limitation Year shall not exceed the lesser of:

          (i)  $40,000,  as adjusted for increases in the  cost-of-living  under
               Section 415(d) of the Code, or

          (ii) 100 percent (100%) of the Participant's Compensation for the Limitation Year. The compensation limit referred to in this paragraph (ii) shall not apply to any contribution for medical benefits after separation from service (within the meaning of 401(h) or Section 419A(f)(2) of the Code which is otherwise treated as an Annual Addition."

     Section  14.01(c)  is  amended  by  deleting   "$30,000"  and  substituting
"$40,000" in lieu thereof.

                                       21.

     Section 14.02 is deleted in its entirety and replaced with the following:

         "[Reserved]"

                                       22.

     Effective  January 1, 2001,  the  definition of  "Compensation"  in Section
14.03 is deleted in its entirety and replaced with the following new definition:

     "`Compensation' for purposes of this Article 14 shall mean the gross annual earnings required to be reported on a Participant's Form W-2 (box 1) under Code Sections 6041(d), 6051(a)(3) and 6052. Compensation shall also include Salary Savings Contributions, salary reduction Salary Savings Contributions to any Section 125 Plan maintained by the Employer, Nonelective Contributions and for Plan Years beginning after December 31, 1999, amounts applied at the election of the Participant to purchase benefits under an arrangement described in Code Section 132(f). For Plan Years beginning prior to January 1, 1998, Compensation shall exclude Salary Savings Contributions made under this Plan and any amount that is contributed or deferred by an Employer at the election of the Employee that is not included in the gross income of the Employee by reason of Code Section 125 or 457."

                                       23.

     Section 14.03 is amended by deleting the terms "Defined Benefit Fraction" and "Defined Contribution Fraction".

                                       24.

     Section 15.02(a) shall be deleted in its entirety and replaced with the following new Section 15.02(a):

     "(a) Top Heavy. The Plan shall be Top Heavy for the Plan Year if, as of the
          Valuation Date which coincides with or immediately precedes the Determination Date, the value of the Participant Accounts of Key Employees exceeds 60% of the value of all Participant Accounts. If the Employer maintains more than one plan, all plans in which any Key Employee participates and all plans which enable this Plan to satisfy the anti-discrimination requirements of Code Sections 401(a)(4) or 410 must be combined with this Plan (`Required Aggregation Group') for the purposes of applying the 60% test described in the preceding sentence. Plans maintained by the Employer which are not in the required aggregation group may be combined at the Employer's election with this Plan for the purposes of determining Top Heavy status if the combined plan satisfies the requirements of Code Section 401(a)(4) and 410 (`Permissive Aggregation Group'). In determining the value of Participant Accounts, all distributions made with respect to the Employee under the Plan and any plan aggregated with the Plan under
          Section 416(g)(2) of the Code during the one-year period ending on the Determination Date shall be included and any unallocated Employer Contributions or forfeitures attributable to the Plan Year in which the Determination Date falls shall also be included. The preceding sentence shall also apply to distributions under a terminated plan which, had it not been terminated, would have been aggregated with the Plan under Section 416(g)(2)(A)(i) of the Code. In the case of a distribution made for a reason other than separation from service, death or disability, this provision shall be applied by substituting "five-year period" for "one-year period". The Account of (i) any Employee who at one time was a Key Employee but who is not a Key Employee for any of the five Plan Years ending on the Determination Date; and (ii) any Employee who has not performed services for the Employer or a related employer maintaining a plan in the aggregation group for the one Plan Years ending on the Determination Date, shall be disregarded in determining Top Heavy status.

          If the Employer maintains a defined benefit plan during the Plan Year which is subject to aggregation with this Plan, the 60% test shall be applied after calculating the present value of the Participants' accrued benefits under the defined benefit plan in accordance with the rules set forth in that plan and combining the present value of such accrued benefits with the Participant's account balances under this Plan.

          Solely for the purpose of determining if the Plan, or any other plan included in the Required Aggregation Group, is Top-Heavy, a Non-Key Employee's accrued benefit in a defined benefit plan shall be determined under (i) the method, if any, that uniformly applies for accrual purposes under all plans maintained by the Affiliates, or (ii) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional accrual rate of Code Section 411(b)(1)(C)."

                                       25.

     Section 15.02(b) shall be deleted in its entirety and replaced with the following new Section 15.02(b):

     "(b) Key Employee.  Any employee or former employee (including any deceased employee) who at any time during the Plan Year that includes the determination date was an officer of the Employer having annual compensation greater than $130,000 (as adjusted under section 416(i)(1) of the Code for Plan Years beginning after December 31,
          2002), a 5-percent owner or the Employer, or a 1-percent owner of the Employer having annual compensation of more than $150,000. For this purpose, annual compensation means compensation within the meaning of
          Section 415(c)(3) of the Code. The determination of who is a Key Employee will be made in accordance with Section 416(i)(1) of the Code and the applicable regulations and other guidance of general applicability issued thereunder."

                                       26.

     Section 15.03(a) shall be deleted in its entirety and replaced with the following new Section 15.03(a):

     "(a) Except as provided  below,  the  Employer  Contributions  allocated on behalf of any Non-Key Employee who is employed by the Employer on the last day of the Top Heavy Plan Year shall not be less than the lesser of (i) 3% of such Non-Key Employee's Compensation or (ii) the largest percentage of Employer Contributions, Salary Savings Contributions and Elective Profit Sharing Contributions, as a percentage of the Key Employee's Compensation, allocated on behalf of any Key Employee for such Plan Year. Employer Matching Contributions allocated to the Accounts of Non-Key Employees shall be taken into account for purposes of satisfying the minimum contribution requirements of Section 416(c)(2) of the Code and the Plan. The preceding sentence shall apply with respect to Employer Matching Contributions under the Plan. Employer Matching Contributions that are used to satisfy the minimum contribution requirements shall be treated as matching contributions for purposes of the actual contribution percentage test and other requirements of Section 401(m) of the Code."

                                       27.

     Section 15.04 shall be deleted in its entirety.

                                       28.

     This amendment shall be effective January 1, 2002, except where another date is specified therein. Except as amended herein, this Plan shall continue in full force and effect.

     IN WITNESS WHEREOF, the Company has adopted this Amendment Four on the date shown below, but effective as of the dates indicated above.

                                     SEACOAST BANKING CORPORATION OF FLORIDA


Date:     May 30, 2002               By:      /s/ Dennis S. Hudson, III
      ------------------------       ------------------------------------------
                                     Name:    Dennis S. Hudson, III
                                     ------------------------------------------
                                     Title: President & Chief Executive Officer
                                     ------------------------------------------

                                                                EXHIBIT 10.13

Letter Amendment
As of September 6, 2002


Mr. William R. Hahl
Executive Vice President & Chief Financial Officer
Seacoast Banking Corporation of Florida
815 Colorado Avenue
Stuart, FL 34994


Re: Loan Agreement dated September 6, 2001 between Seacoast Banking Corporation of Florida (the "Borrower") and SunTrust Bank, a Georgia corporation (the "Bank") (the "Loan Agreement")

Dear Mr. Hahl:

The Bank previously extended a revolving line of credit to the Borrower pursuant to the above-referenced Loan Agreement. Capitalized terms used but not defined herein shall have the meanings assigned to such terms in the Loan Agreement.

The Borrower has requested the Bank to extend the Revolving Period applicable to the Line of Credit Loan through September 6, 2003. The Bank has agreed to do so.

Therefore,  effective  September  6, 2002 (the  "Effective  Date") in Article I,
Section 1.1 of the Loan Agreement, the definition of the term "Maturity Date" contained herein is hereby changed to September 6, 2003.

The consents and agreements contained in this Letter Amendment shall be effective as of the Effective Date, shall satisfy all notice and consent provisions and all other terms and conditions contained in the Loan Agreement that may pertain or apply to the actions as set forth in this Letter Amendment, and shall apply only to the specific items and events described herein, for the purposes set forth herein, and do not apply to any other provisions of the Loan Agreement or any other Loan Document, nor to any future events, defaults, violations or requirements, whether or not of a similar nature. Except as specifically modified by this Letter Amendment, the Loan Agreement remains in full force and effect.

Feel   free   to    contact    me   at    407.237.2446    or   via   E-Mail   at
adam.weinstein@suntrust.com if you have any questions or clarifications.

Very truly yours,



Adam J. Weinstein
Vice President
Financial Institutions Group

                            REVOLVING LOAN AGREEMENT


          THIS REVOLVING LOAN AGREEMENT is made and entered into as of the 6th day of September, 2001, by and between:

                    SEACOAST   BANKING   CORPORATION   OF  FLORIDA,   a  Florida
                    corporation, 815 Colorado Avenue, Stuart, Florida 34994 (hereinafter referred to as the "Borrower");

                                       and

                  SUNTRUST BANK, a Georgia corporation, 200 South Orange Avenue, P.O. Box 3833, Orlando, Florida 32897 (hereinafter referred to as the "Bank").

                              W I T N E S S E T H:

          WHEREAS,  the  Borrower  has  requested  the  Bank to  extend  to it a
     revolving  line  of  credit  loan  in  the  maximum   principal  amount  of
     $5,000,000.00; and

          WHEREAS, the Bank is willing to do so upon the terms and conditions set forth in this Agreement;

          NOW, THEREFORE, for and in consideration of the above premises and the mutual covenants and agreements contained herein, the Borrower and the Bank agree to amend and restate the Existing Loan Agreement in its entirety as follows:

                                    ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

          SECTION 1.1 Definitions. For the purposes of this Agreement, the following terms shall have the respective meanings specified in this
     Section 1.1 (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

          "Advance" shall mean individually and collectively the proceeds of the Loan delivered to the Borrower by the Bank pursuant to Section 2.2 hereof.

          "Agreement"  shall mean this  Revolving  Loan  Agreement as originally
     executed  by  the  parties   hereto  and  all  permitted   amendments   and
     modifications hereof.

          "Banking Day" shall mean any Day other than a Saturday, Sunday or Day on which commercial banks are authorized to close under the laws of State of Florida.

          "Cash Basis Loans" shall mean loans in which the accrual of interest has been discontinued due to a deterioration in the financial condition of any borrower.

          "Covenant Compliance Certificate" shall mean a certificate, in form and content satisfactory to the Bank, which shall (i) set forth the various financial covenants and ratios which the Borrower and FNBT are required to comply with during the term of this Agreement, (ii) contain calculations reflecting whether or not the Borrower or FNBT, as the case may be, is in compliance with each such financial covenant or ratio requirement, (iii) contain a statement as to whether or not the Borrower is in default under the Loan Agreement or any of the other Loan Documents, and, if the Borrower is in default, such statement shall indicate the nature thereof as well as the steps which Borrower proposes to take in order to cure said default, and (iv) be certified to be true and correct by an authorized financial officer of the Borrower acceptable to the Bank.

          "Day" shall mean a calendar day, unless the context indicates otherwise.

          "Default Rate" shall mean the lesser of (i) twenty-five percent (25%) per annum or (ii) the highest rate of interest permitted from time to time by applicable law.

          "Due Date" shall mean the date any payment of principal or interest is due and payable on the Loan or Note.

          "Event of Default" shall mean an event of default specified in Article Six of this Agreement.

          "FNBT" shall mean First National Bank and Trust of the Treasure Coast, a national banking association and a wholly-owned Subsidiary of the Borrower.

          "GAAP"   shall   mean   generally   accepted   accounting   principles
     consistently applied to the particular item.

          "Interest Coverage Ratio" shall mean the ratio of (a) fifty percent (50%) of FNBT's total Net Operating Income during the four quarters immediately preceding the date of calculation divided by (b) the actual interest payable in respect of the Loan for the same period.

          "Interest Payment Date" shall mean the last Day of each and every calendar quarter, commencing on the last Day of the calendar quarter in which the Borrower obtains its first Advance, except that if an Interest Payment Date is not a Banking Day, such Interest Payment Date shall be the first Banking Day following the Day on which such interest payment would have been payable, which Day shall be deemed to be the original Interest Payment Date for purposes of determining the amount and timeliness of the interest payment.

          "Interest Period" shall mean 90 Days or any other period requested by the Borrower and approved by the Bank in its sole and absolute discretion; provided, that (a) the first Day of an Interest Period must be a Banking Day, (b) any Interest Period that would otherwise end on a Day that is not a Banking Day shall be extended to the next succeeding Banking Day, unless such Banking Day falls in the next calendar month, in which case the Interest Period shall end on the next preceding Banking Day, and (c) no interest Period may extend beyond the Maturity Date.

          "Interest Rate" shall mean the applicable rate of interest to be borne by the Note (except when the Default Rate is in effect), which shall be a rate per annum equal to LIBOR plus one hundred thirty basis points (i.e., 1.30%), provided however, that the interest rate shall never exceed the maximum rate allowable by applicable law from time to time.

          "Interest Rate Determination Date" shall mean each date for calculating LIBOR, as the case may be, for purposes of determining the Interest Rate in respect of an Interest Period, and which shall be the second Banking Day prior to the first Day of the applicable Interest Period for any Interest Period.

          "Liabilities" shall mean all liabilities and obligations of the Borrower, all as determined in accordance with GAAP.

          "LIBOR"  shall mean the  interest  rate per annum  equal to the ninety
     (90) Day London Interbank Offered Rate for deposits in Dollars as published in the Wall Street Journal in effect on the Interest Rate Determination Date. If the foregoing rate is unavailable from the Wall Street Journal for any reason, then such rate shall be determined by the Bank from any other publication or interest rate reporting service of recognized standing designated in writing from time to time by the Bank to the Borrower; in any such case rounded, if necessary, to the next higher 1/16 of 1.0%, if the rate is not such a multiple.

          "Loan" shall mean the revolving line of credit loan extended to the Borrower by the Bank pursuant to the terms hereof.

          "Loan Documents" shall mean this Agreement, the Note, the Negative Pledge and all of the other documents, agreements, certificates, schedules, notes, statements and opinions, however described, referenced herein or executed or delivered pursuant hereto or in connection with or arising with the Loan or the transactions contemplated by this Agreement.

          "Maturity Date" shall mean September 6, 2002.

          "Negative Pledge" shall mean that certain Agreement Not to Sell, Transfer or Encumber Stock dated of even date herewith executed by the Borrower in favor of the Bank pursuant to which the Borrower agrees not to encumber or sell any of the stock of FNBT, together with all amendments, modifications, restatements or replacements thereof.

          "Net Operating Income" shall mean, with respect to any given fiscal year of FNBT, its income after taxes but before extraordinary items and securities gains and losses.

          "Non-Performing Assets" shall mean the aggregate sum of the Borrower's consolidated (i) Cash Basis Loans, (ii) loans 90 Days or more past due,
     (iii) Renegotiated Loans, (iv) Other Real Estate and (v) other assets described as "other non-performing assets" on Borrower"s consolidated financial statements.

          "Non-Performing Assets Ratio" shall mean the ratio of Non-Performing Assets to Total Loans plus Other Real Estate.

          "Non-Usage Fee" shall mean the fee payable by the Borrower to the Bank for the unused portion of the Loan, determined in accordance with Section
     2.12 hereof.

          "Note" shall mean the Borrower's promissory note or notes evidencing the Loan together with all amendments, modifications, renewals, supplements or replacements thereof.

          "Obligations", with respect to the Borrower, shall mean, individually and collectively, all payment and performance duties, obligations and liabilities of the Borrower to the Bank under and pursuant to the Loan Documents and all renewals, modifications or extensions of any thereof.

          "Other Real Estate" shall mean real estate acquired by the Borrower or any of its Subsidiaries as a result of a deterioration in the financial position of any borrower.

          "Permitted Loan Limit" shall mean $5,000,000.00.

          "Person" shall mean any individual, joint venturer, partnership, firm, corporation, trust, unincorporated organization or other organizational entity, or a governmental body or any department or agency thereof, and shall include both the singular and the plural.

          "Principal Place of Business" shall mean the principal place of business and the headquarters of the Borrower at which all of its records are kept which is noted in the preamble of this Agreement.

          "Revolving Period" shall mean the period during the term of the Loan, commencing on the date hereof and ending on the occurrence of (i) an Event of Default or (ii) the Maturity Date, whichever first occurs, or such later date as the Bank may in its absolute discretion agree to in writing.

          "Subsidiary" shall mean any corporation whose assets and income are includible in the financial statements of the Borrower in accordance with GAAP, and shall include subsidiaries of a subsidiary.

          "Total Loans" shall mean all loans and leases, net of unearned income.

          "UCC" shall mean the Florida Uniform Commercial Code, Chapters 671 to 680, inclusive.

          SECTION 1.2 Accounting Terms; Financial Data. All accounting terms used herein shall be construed in accordance with GAAP consistently applied and all financial data submitted pursuant to this Agreement shall be prepared in accordance with GAAP.

                                   ARTICLE II

                          AMOUNT AND TERMS OF THE LOAN

          SECTION 2.1 The Loan. The Bank agrees from time to time during the Revolving Period to lend to the Borrower upon the request of the Borrower up to the aggregate principal amount of the Permitted Loan Limit on the terms and conditions set forth herein. During the Revolving Period, the Borrower shall be entitled to receive up to the amount of the Permitted Loan Limit in one or more Advances pursuant to Section 2.2 hereof, except as otherwise specifically set forth in this Agreement. Advances under the Loan shall be evidenced by the Note and shall be payable as set forth in
     Section 2.8 hereof. The Borrower shall not be liable under the Note except with respect to funds actually advanced to the Borrower by the Bank pursuant to the terms hereof. The Loan may revolve during the Revolving Period; accordingly, during the Revolving Period, the Borrower may borrow up to the Permitted Loan Limit, repay all or any portion of such principal amount of the Loan, and reborrow up to such amount, subject to the terms and conditions set forth herein. After the expiration of the Revolving Period, the Borrower shall not be entitled to receive any further Advance.

          SECTION 2.2 Advance of Proceeds on Loan. The Bank has previously made certain Advances to the Borrower under and pursuant to the Existing Loan Agreement. After the date hereof, and upon satisfaction of the conditions precedent set forth in Article Five hereof, the Borrower shall be entitled to obtain additional Advances under the Loan. The Borrower shall give the Bank written notice (or facsimile transmission, immediately confirmed by telephone and further confirmed by sending the original notice to the Bank so that the same is received by the Bank no later than three (3) Banking Days after the date of the facsimile transmission) (a "Notice of Borrowing"), which Notice of Borrowing shall be given prior to 2:00 p.m. Orlando, Florida time and such Notice of Borrowing shall be in the form attached hereto as Exhibit "A" or in such other form as may be acceptable to the Bank in its sole and absolute discretion, and shall specify (a) the proposed date of the Advance (which shall be a Banking Day), (b) the amount of the proposed borrowing (minimum principal amount of $100,000.00) and (c) that on the date of the Notice of Borrowing there has been no material adverse change in the financial condition of the Borrower from that set forth on the most recent annual financial statements furnished to the Bank as provided in this Agreement. The Bank shall have no duty or obligation to verify or confirm the authority of the representative of the Borrower requesting any such Advance as long as said person identifies himself/herself as an employee or representative of the Borrower. The Bank shall make each Advance hereunder on the date proposed by the Borrower therefor by crediting the amount of each Advance requested by the Borrower to the general deposit account of the Borrower maintained with the Bank. Each request for an Advance shall be deemed to restate and verify all representations of the Borrower made herein as of the date of such request.

          SECTION 2.3 Interest on the Note. The Loan shall be evidenced by the Note and shall be due and payable in accordance with and as required by
     Section 2.8. The Note shall bear interest from the date thereof through maturity (whether by acceleration or otherwise) on the unpaid principal balance thereof from time to time outstanding at the Interest Rate and shall be payable as set forth in Section 2.8 hereof.

          From and after the Due Date, interest shall accrue on the unpaid principal balance of the Loan and on all accrued but unpaid interest thereon, or on such defaulted payment, at the Default Rate from and after the date that the Borrower has been notified in writing that an Event of Default has occurred. Such interest shall continue to accrue until the date of payment in full of all principal and accrued but unpaid interest of such defaulted payment, if applicable.

          SECTION 2.4 Prepayment of the Loan. The Borrower may at any time and from time to time prepay all or any part of the principal amount of the Loan outstanding without penalty; provided, however, on the date of the prepayment, there shall exist no Default and, in the event of a prepayment in full, all accrued but unpaid interest on the amount of the prepayment through the prepayment date, whether or not due and payable, shall be paid in full prior to any prepayment. Each prepayment other than full payment shall be made prior to 2:00 p.m. (Orlando time) on the date of the prepayment, and shall be made on a Banking Day in immediately available funds.

          SECTION 2.5 Calculation of Interest. Any interest due on the Loan or any other Obligations arising hereunder shall be calculated on the basis of a year containing 360 Days. The interest due on any date for payment of interest hereunder shall be that interest to the extent accrued as of midnight on the last Day immediately prior to that Interest Payment Date. Notwithstanding anything herein or in any Loan Document to the contrary, the sum of all interest and all other amounts deemed interest under Florida or other applicable law which may be collected by the Bank hereunder shall not exceed the maximum lawful interest rate permitted by such law from time to time. The Bank and the Borrower intend and agree that under no circumstance shall the Borrower be required to pay interest on the Loan or on any other Obligations at a rate in excess of the maximum interest rate permitted by applicable law from time to time, and in the event any such interest is received or charged by the Bank in excess of that rate, the Borrower shall be entitled to an immediate refund of any such excess interest by a credit to and payment toward the unpaid balance of the Loan (such credit to be considered to have been made at the time of the payment of the excess interest) with any excess interest not so credited to be immediately paid to the Borrower by the Bank.

          SECTION 2.6 Place of Payment. All payments by the Borrower under the Loan Documents shall be made to the Bank at its banking house at Orlando, Florida, in lawful money of the United States of America and in immediately available funds.

          SECTION 2.7 Set-Off. The Borrower hereby grants to the Bank a lien on, and a security interest in, the deposit balances, accounts, items, certificates of deposit and monies of the Borrower in the possession of or on deposit with the Bank to secure and as collateral for the payment and performance of the Obligations. Upon default, the Bank may at any time and from time to time, appropriate and set-off against and apply the same to the Obligations when and as due and payable.

          SECTION 2.8 Payment of Note. The Borrower shall pay the Note together with interest at the rate set forth in Section 2.3 as follows:

                    (a) Interest. Interest shall be payable on each Interest Payment Date, upon the occurrence of an Event of Default and on the Maturity Date.

                    (b) Principal.  The entire outstanding principal balance and all accrued but unpaid interest shall be due and payable in full on the earlier of (i) the Maturity Date or (ii) the occurrence of an Event of Default.

          SECTION 2.9 Application of Payments. All payments made on the Note shall be applied first to interest accrued to the date of payment and next to the unpaid principal balance; provided, however, in the event an Event of Default occurs, payments shall be applied first to any costs or expenses, including reasonable attorneys fees, that the Bank may incur in exercising its rights under the Loan Documents, as the Bank may determine.

          SECTION 2.10 Late Charges. If any Loan payment is not made within fifteen (15) Days after the Due Date, then, in that event, there shall also be paid to the Bank, a late charge equal to five percent (5%) of the payment that is due on the Due Date and not paid. The purpose of such late charge shall be to reimburse the Bank for its costs and expenses in connection with servicing a delinquent account.

          SECTION 2.11 Determination of Interest Rate. As soon as practicable after 11:00 A.M. Orlando, Florida time, on the Interest Rate Determination Date, Bank shall determine (which determination shall, absent manifest error, be final, conclusive and binding upon all parties) the Interest Rate which shall apply to the Loan for the applicable Interest Period and shall promptly give notice thereof (in writing or by telephone confirmed in writing) to the Borrower.

          SECTION 2.12 Non-Usage Fee. The Borrower shall pay to the Bank a Non-Usage Fee in the amount of fifteen basis points (0.15%) per annum on the average unused portion of the Loan, payable quarterly, in arrears. Such fee shall accrue from the date of this Agreement until the Bank's obligations to advance funds under the Loan pursuant to this Agreement are terminated.

                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES

The Borrower represents and warrants to the Bank that:

         SECTION 3.1  Organization, Corporate Powers, Etc.

               (a) The Borrower (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida
          (ii) has all requisite power and authority, corporate and otherwise, to own its properties and assets and to carry on its business as now conducted and proposed to be conducted, (iii) is duly qualified to do business and is in good standing in every jurisdiction in which the character of its properties or assets owned or the nature of its activities conducted makes such qualification necessary including the State of Florida, and (iv) has the corporate power and authority to execute and deliver, and to perform its obligations under this Agreement, the Note, and the other Loan Documents.

               (b) FNBT (i) is a national banking association duly organized, validly existing and in good standing under the laws of the United States, (ii) has all requisite power and authority, corporate and otherwise, to own its properties and assets and to carry on its business as now conducted and proposed to be conducted, (iii) is duly qualified to do business and is in good standing in every jurisdiction in which the character of its properties or assets owned or the nature of its activities conducted makes such qualification necessary including the State of Florida, and (iv) has the corporate power and authority to execute and deliver, and to perform its obligations under any of the Loan Documents to which it is a party.

          SECTION 3.2 Authorization of Loan, Etc. The execution, delivery and performance of the Loan Documents by the Borrower (a) have been duly authorized by all requisite corporate action (no shareholder action being required pursuant to applicable law) and (b) will not (i) violate (A) any provision of law, any governmental rule or regulation, any order of any court or other agency of government or the Articles of Incorporation or Bylaws of the Borrower or (B) any provision of any indenture, agreement or other instrument to which the Borrower is a party or by which it or any of its properties or assets are bound, (ii) be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any such indenture, agreement or other instrument, or (iii) result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the properties or assets of the Borrower other than as permitted by the terms hereof.

          SECTION 3.3 Tax Returns and Payments. All federal, state and local tax returns and reports of the Borrower required to be filed have been filed, and all taxes, assessments, fees and other governmental charges upon the Borrower, or upon any of its properties, assets, incomes or franchises, which are due and payable in accordance with such returns and reports, have been paid, other than those presently (a) payable without penalty or interest, or (b) contested in good faith and by appropriate and lawful proceedings prosecuted diligently. The aggregate amount of the taxes, assessments, charges and levies so contested is not material to the condition (financial or otherwise) and operations of the Borrower. The charges, accruals, and reserves on the books of the Borrower in respect of federal, state and local taxes for all fiscal periods to date are adequate and the Borrower knows of no other unpaid assessment for additional federal, state or local taxes for any such fiscal period or of any basis therefor.

         SECTION 3.4  Agreements.

               (a) The Borrower is not a party to any agreement, indenture, lease or instrument or subject to any charter or other corporate restriction or any judgment, order, writ, injunction, decree, rule or regulation materially and adversely affecting its business, properties, assets, operations or condition (financial or otherwise). There are no unrealized losses with respect to any such agreement, indenture, lease or instrument.

               (b) The Borrower is not in default in the performance, observance or fulfillment of any of the material obligations, covenants or conditions contained in any material agreement or instrument to which it is a party.

          SECTION 3.5 Financial Statements. The Borrower has furnished the Bank with the Borrower's annual audited financial statements for the fiscal year ended December 31, 2000 and FNBT's call report for the quarter ended on June 30, 2001. Such financial statements and call reports (including any related schedules) are true and correct in all material respects. There has been no material adverse change in the business, condition or operations (financial or otherwise) of the Borrower and FNBT taken as a whole since the date of the call report and the financial statements referred to above.

          SECTION 3.6 Changes in Financial Conditions; Adverse Developments. From the date of the annual financial statements and call report referenced in Section 3.5 hereof, to the date of this Agreement, there has been, and with respect to each Advance, to the date of such Advance, there has been, no material adverse change in the assets, liabilities, financial condition, business, operations, affairs or prospects of the Borrower from that set forth or reflected in the Borrower's most recent federal income tax return or in the fiscal year-end financial statements referred to in Section 3.5, other than changes in the ordinary course of business, including acquisitions, none of which have been, either in any case or in the aggregate, materially adverse.

          SECTION 3.7 Litigation, Etc. There are no actions, proceedings or investigations pending against the Borrower or affecting the Borrower (or any basis therefor known to the Borrower) which, either in any case or in the aggregate, might result in any material adverse change in the financial condition, business, prospects, affairs or operations of the Borrower or in any of its properties or assets, or in any material impairment of the right or ability of the Borrower to carry on its operations as now conducted or proposed to be conducted, or in any material liability on the part of the Borrower and none which questions the validity of this Agreement, the Note or any of the other Loan Documents or of any action taken or to be taken in connection with the transactions contemplated hereby or thereby.

          SECTION 3.8 Principal Place of Business. The Principal Place of Business of the Borrower is at the address noted in the preamble of this Agreement.

          SECTION 3.9 Consents and Approvals. No authorization, license, consent, approval, or undertaking is required under any applicable law in connection with the execution, delivery and performance by the Borrower of this Agreement, the Note or any of the other Loan Documents.

          SECTION 3.10 Title to Properties and Assets, Liens, Etc. The Borrower has good and marketable title to its respective real properties other than properties which it leases and good title to all of its other personal property and assets subject to no encumbrances, liens, security interests or other rights of third parties except as previously disclosed to the Bank in the financial statements provided to the Bank. The Borrower enjoys peaceful and undisturbed possession of all leases necessary in any material respect for the operation of its properties and assets, none of which contains any unusual or burdensome provisions which might materially affect or impair the operation of such properties and assets. All such leases are valid and subsisting and are in full force and effect.

          SECTION 3.11  Outstanding  Debt.  On the date of this  Agreement,  the
     Borrower has no outstanding indebtedness except as reflected on the financial statements of the Borrower which have been provided to the Bank.

          SECTION 3.12 Patents, Trademarks, Franchises, Etc. The Borrower owns or has the right to use all of the patents, trademarks, service marks, trade names, copyrights, franchises and licenses, and rights with respect thereto, necessary for the conduct of its business as now conducted or proposed to be conducted, without any known conflict with the rights of others, and, in each case, subject to no mortgage, pledge, lien, lease, encumbrance, charge, security interest, title retention agreement or option. Each such asset or agreement is in full force and effect, and the holder thereof has fulfilled and performed all of its obligations with respect thereto. No event has occurred or exists which permits, or after notice or lapse of time or both would permit, revocation or termination, or which materially adversely affects or in the future may (so far as the Borrower now foresees) materially adversely affect, the rights of such holder thereof with respect thereto. No other license or franchise is known by the Borrower to be necessary to the operations of the business of the Borrower as now conducted or proposed to be conducted.

          SECTION 3.13 Subsidiaries. As of the date of this Agreement, the only Subsidiary of the Borrower is FNBT.


                                   ARTICLE IV

                            COVENANTS OF THE BORROWER

          SECTION 4.1 Affirmative Covenants. The Borrower covenants, for so long as any of the principal amount of or interest on the Note is outstanding and unpaid or any duty or obligation of the Borrower or the Bank hereunder or under any other Obligation remains unpaid or unperformed, as follows:

               (a) Accounting; Financial Statements; Etc. The Borrower will deliver to the Bank copies of each of the following:

                    (i) Quarterly, as soon as practicable and in any event within forty-five (45) Days after the end of each quarter of Borrower's fiscal year, (A) an internally generated financial statement of Borrower, certified to the Bank by an authorized financial officer of the Borrower acceptable to the Bank, (B) a Covenant Compliance Certificate and (C) a copy of the quarterly call report for FNBT for the most recent calendar quarter;

                    (ii) As soon as  practicable  and in any  event  within  one hundred twenty (120) Days after the end of each fiscal year, year end audited financial statements of the Borrower (consisting of profit and loss statement, balance sheet and report on changes in stockholders equity) that are examined and reviewed by a certified public accountant selected by Borrower and acceptable to the Bank, together with the unqualified opinion of such accountant;

                    (iii) Promptly upon transmission thereof, copies of all such financial statements, proxy statements, notices, and reports as it shall send to its stockholders and of all registration statements (with exhibits) and all reports which it is or may be required to file with the Securities and Exchange Commission or any governmental body or agency succeeding to the functions of such Commission; and

                    (iv) Promptly upon receipt thereof, a copy of each other report submitted to the Borrower or any Subsidiary by independent accountants in connection with any annual, interim or special audit made by them of the books of the Borrower or any Subsidiary.

               (b) Inspection. The Borrower will permit the Bank or Bank's designated representative, at the expense of the Bank, to (i) visit any place of business of the Borrower and/or its Subsidiaries, (ii) inspect its properties, (iii) inspect and make extracts from the Borrower's or any Subsidiary's books and records, and (iv) discuss the affairs, finances and accounts of the Borrower or any Subsidiary with the officers of the Borrower or such Subsidiary, all at such reasonable times and as often as may reasonably be requested by the Bank.

               (c) Maintenance of Corporate Existence; Compliance with Laws. The Borrower shall at all times preserve and maintain in full force and effect its corporate existence, powers, rights, licenses, permits and franchises in the jurisdiction of its incorporation; continue to conduct and operate its business substantially as conducted and operated during the present and preceding fiscal year of the Borrower; operate in full compliance with all applicable laws, statutes, regulations, certificates of authority and orders in respect of the conduct of its business; and qualify and remain qualified as a foreign corporation in each jurisdiction in which such qualification is necessary or appropriate in view of its business and operations.

               (d) Notice of Default. The Borrower shall immediately notify the Bank in writing upon the happening, occurrence or existence of any Event of Default, or any event or condition which with the passage of time or giving of notice, or both, would constitute an Event of Default, and shall provide the Bank with such written notice, a detailed statement by a responsible officer of the Borrower of all relevant facts and the action being taken or proposed to be taken by the Borrower with respect thereto.

               (e) Maintenance of Properties. Except to the extent that a failure to do so would not have a material adverse effect on the Borrower or the value of its properties taken as a whole, the Borrower shall (i) maintain or cause to be maintained in good repair, working order and condition all properties used or useful in its businesses and from time to time will make or cause to be made all appropriate repairs, renewals, improvements and replacements thereof so that the businesses carried on in connection therewith may be properly and advantageously conducted at all times, (ii) not do or permit any act or thing which might impair the value or commit or permit any waste of its properties or any part thereof (other than acts of nature beyond its control), or permit any unlawful occupation, business or trade to be conducted on or from any of its properties and (iii) to the extent the Borrower leases any of its places of business, maintain and keep current at all times all leases for said places of business.

               (f) Notice of Suit, Proceedings, Adverse Change. The Borrower shall promptly give the Bank notice in writing (a) of all actions or suits (at law or in equity) and of all investigations or proceedings by or before any court, arbitrator or any governmental department, commission, board, bureau, agency or other instrumentality, state, federal or foreign, affecting the Borrower or its Subsidiaries or the rights or other properties of the Borrower or its Subsidiaries which a reasonably prudent Person would consider likely to have a material adverse effect on the Borrower or any Subsidiary if decided against the Borrower or any Subsidiary; (b) of any material adverse change in the condition (financial or otherwise) of the Borrower; and (c) of any seizure or levy upon any part of the properties of the Borrower under any process or by a receiver.

               (g) Correspondent Banking Relationship. The Borrower and FNBT shall maintain correspondent banking relationships with the Bank.

               (h) Execution and Delivery of Loan Documents. The Borrower shall execute and deliver to the Bank all Loan Documents (to be executed by the Borrower) as and when requested by the Bank.

               (i) Insurance. The Borrower shall timely procure and maintain and comply with such insurance and policies of insurance (including without limitation public liability insurance) as may be required by law and such other insurance including, but not limited to, coverage of real property and improvements, to such extent and against such hazards and liabilities, as is customarily maintained by companies similarly situated, and, if requested by the Bank, to furnish to the Bank a certificate of said insurance and further providing for thirty
          (30) Days notice to the Bank prior to any material amendment, expiration or cancellation.

               (j) Debts and Taxes and Liabilities. Except to the extent that a failure to do so would not have a material adverse effect on the Borrower, the Borrower shall pay and discharge (i) all of its indebtedness and obligations in accordance with their terms and before it shall become in default, (ii) all taxes, assessments and governmental charges or levies imposed upon it or upon its income and profits or against its properties, prior to the date on which penalties attach thereto, and (iii) all lawful claims which, if unpaid, might become a lien or charge upon any of its properties; provided, however, that the Borrower shall not be required to pay any such indebtedness, obligation, tax, assessment, charge, levy or claim which is being contested in good faith by appropriate and lawful proceedings diligently pursued and for which adequate reserves have been set aside on its books. The Borrower shall also set aside and/or pay as and when due all monies required to be set aside and/or paid by any federal, state or local statute or agency in regard to F.I.C.A., withholding, sales or excise or other similar taxes.

               (k) Notification of Change of Name or Business Location. The Borrower shall notify the Bank of each change in the name of the Borrower and of each change of the location of any place of business and the office where the records of the Borrower are kept, and, in such case, shall execute such documents as the Bank may reasonably request to reflect said change of name or change of location, as the case may be; provided, however, the Principal Place of Business of the Borrower and the office where the records of the Borrower are kept may not be kept out of or removed from Stuart, Florida without the prior written consent of the Bank.

               (l) Change in Management, Control and Ownership. During the term of the Loan, the Borrower shall provide written notification to the Bank of any material change in management, control or ownership of the Borrower and/or its Subsidiaries, including, without limitation, FNBT.

               (m) Negative Pledge Agreement. At all times during the term of this Agreement, the Negative Pledge Agreement shall be in full force and effect and the Borrower shall not sell or encumber any of the stock of FNBT.

               (n) Financial Covenants. FNBT shall meet or exceed the financial covenants set forth on Exhibit "B" attached hereto, tested quarterly by the Bank, commencing with the fiscal quarter ending December 31, 2001. In addition, FNBT shall maintain capital ratios which meet the "well capitalized" standards as provided by 12 C.F.R. ss.6.4(b)(1) or other applicable law, as they apply for commercial banks, including Core Capital (Leverage) Ratio, Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio, as in effect as of the date of this Agreement, measured quarterly, beginning with the quarter ending December 31, 2001. The Borrower shall maintain capital ratios which meet the "adequately capitalized" standards as provided by 12 C.F.R. ss.6.4(b)(1) or other applicable law, as they apply for bank holding companies, including Core Capital (Leverage) Ratio, Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio, as in effect on the date of this Agreement, measured quarterly, beginning with the quarter ending December 31, 2001.

               (o) Use of Proceeds. The proceeds of the Loan shall be used for the general working capital needs of the Borrower and FNBT, and the repurchase of common capital stock of the Borrower.

               (p) Dividends of FNBT. The Borrower shall cause FNBT to, during each fiscal year during the term of the Loan, pay dividends to the Borrower in amounts sufficient to accommodate the payment of the debt service in respect of the Loan, unless otherwise prohibited by law, court order or regulatory authority.

          SECTION 4.2 Negative Covenants. The Borrower covenants, for so long as any of the principal amount of or interest on the Note is outstanding and unpaid or any Obligation remains unpaid or unperformed, as follows:

               (a) Merger, Consolidation, Dissolution, Etc. During the term of the Loan, the Borrower will not (i) consolidate or merge with any other corporation or Person where the Borrower is not the entity surviving such merger or consolidation or dissolve or take or omit to take any action which would result in its dissolution or (ii) enter into any arrangement, directly or indirectly, with any Person whereby the Borrower shall sell or transfer any property, real or personal, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property which the Borrower intends to use for substantially the same purpose or purposes as the property being sold or transferred, without the prior written consent of the Bank. Notwithstanding the foregoing, mergers between the Borrower and any Subsidiary in which the Borrower is the survivor or between Subsidiaries of the Borrower would be permitted

               (b) Changes in Business. The primary business of the Borrower will not change from that conducted by it on the date of this Agreement without the prior written consent of the Bank.

               (c) Other Agreements. The Borrower will not enter into any arrangements, contractual or otherwise, which would materially and adversely affect its duties or the rights of the Bank under the Loan Documents, or which is inconsistent with or limits or abrogates the Loan Documents.

               (d) Additional Indebtedness. The Borrower will not create, incur, assume, or suffer to exist any indebtedness or Liabilities (other than the Loan) for borrowed money, any indebtedness evidenced by notes, debentures or similar obligations or any conditional sales or title retention agreements or capitalized leases, which in any single case, or in the aggregate, exceed $5,000,000.00, without the prior written consent of the Bank.

                                   ARTICLE V

                              CONDITIONS OF LENDING

          The obligations of the Bank to lend hereunder and to make any Advance from time to time are subject to the following conditions precedent:

          SECTION 5.1 Representations and Warranties. The representations and warranties set forth in the Loan Documents are true and correct on and as of the date hereof, and on the date of each Advance or disbursement hereunder.

          SECTION 5.2 No Default. On the date hereof and on the date of each Advance or disbursement, the Borrower shall be in compliance with all the terms and provisions set forth in the Loan Documents on its part to be observed or performed, and no Event of Default nor any event that, upon notice or lapse of time or both, would constitute such an Event of Default, shall have occurred and be continuing at such time.

          SECTION 5.3 Loan Documents; Non-Usage Fee. The Borrower shall have delivered or caused to be delivered to the Bank, in fully executed form, all the Loan Documents, in form and substance satisfactory to the Bank, as the Bank may request and all of the Loan Documents shall be in full force and effect. The Borrower shall have paid the Non-Usage Fee to the Bank, when and as due.

          SECTION 5.4 Supporting Documents. On or prior to the date hereof, the Bank shall have received the following supporting documents, all of which shall be satisfactory in form and substance to the Bank:

          (a) a certificate or certificates, dated as of the date hereof, of (i) the Secretary or any Assistant Secretary of the Borrower certifying (A) that contained therein is a true and correct copy of certain resolutions adopted by the Board of Directors of the Borrower authorizing the
     execution,   delivery  and  performance  of  the  Loan  Documents  and  the performance of the obligations of the Borrower and the borrowings thereunder, which resolutions have not been altered or amended in any respect, and remain in full force and effect at all times since their adoption; (B) that attached thereto is a true and correct copy of the Articles of Incorporation of the Borrower, and that such Articles of Incorporation have not been altered or amended, and no other charter documents have been filed, since the date of the filing of the last amendment thereto or other charter document as indicated on the certificate of the Secretary of State of the State of Florida attached thereto; (C) that attached thereto is a true and correct copy of the Bylaws of the Borrower and that such Bylaws are in full force and effect and no amendment thereto is pending which would in any way affect the ability of the Borrower to enter into and perform the Obligations contemplated hereby; and
     (D) the incumbency and signatures of the officers of the Borrower signing the Loan Documents and any report, certificate, letter or other instrument or document furnished by the Borrower in connection therewith, and (ii) another authorized officer of the Borrower certifying the incumbency and signature of the Secretary or Assistant Secretary of the Borrower; and

          (b) certificate or certificates of the Florida Secretary of State dated as of a recent date, as to the good standing of the Borrower; and

          SECTION 5.5 Additional Notes. To the extent the principal amount then outstanding under the Loan together with the Advance requested would exceed the face amount of the Note then outstanding (which collectively includes all notes executed by the Borrower in favor of the Bank to evidence the
     Loan), the Borrower agrees to then execute and deliver to the Bank the additional note of the Borrower in such face amount as is necessary so that the total principal amount outstanding on the Loan after the making of said Advance shall not exceed the face amount of the Note (which collectively includes all notes executed by the Borrower in favor of the Bank concerning said Loan and will include the note described in this Section). At the time of the execution of said additional Note, the Borrower shall pay to the Bank all documentary and other taxes required under applicable law.

          SECTION 5.6 Existing Liens and Indebtedness. The Borrower shall cause all existing liens, encumbrances and security interests (if any) held by any secured party other than the Bank on any assets or properties of the Borrower to be assigned to the Bank or fully released and terminated of record.

                                   ARTICLE VI

                                EVENTS OF DEFAULT

          SECTION 6.1 Events of Default. The following each and all are Events of Default hereunder:

          (a) Monetary Default. If the Borrower shall default in any payment of the principal of or interest on the Loan when and as the same shall become due and payable, whether at maturity, by acceleration at the discretion of the Bank or otherwise; or

          (b) Non-Monetary Default. If the Borrower shall default in the performance of or compliance with any term or covenant contained in the Loan Documents; or

          (c) Financial Condition of Borrower. If the Bank determines in its sole and absolute discretion that the financial condition of the Borrower shall have deteriorated from the date of this Agreement to the date of any such determination; or

          (d) Third Party Default. If the Borrower shall suffer a material default in the performance of any material agreement with any Person other than the Bank; or

          (e) Misrepresentation. If any representation or warranty made in writing by or on behalf of the Borrower or any Subsidiary or in any other Loan Document shall prove to have been false or incorrect in any material respect on the date as of which made or reaffirmed; or

          (f) Dissolution. Any order, judgment, or decree is entered in any proceedings against Borrower or any Subsidiary decreeing the dissolution of Borrower and such order, judgment, or decree remains unstayed and in effect for more than thirty (30) Days; or

          (g) Default Under Loan Documents. If the Borrower fails to fulfill or comply with the terms of any Loan Document or there shall be a default under any Loan Document; or

          (h) Bankruptcy, Failure to Pay Debts, Etc. If the Borrower or FNBT shall admit in writing its inability, or be generally unable, to pay its debts as they become due or shall make an assignment for the benefit of creditors, file a petition in bankruptcy, petition or apply to any tribunal for the appointment of a custodian, receiver or trustee for the Borrower or FNBT or a substantial part of its assets, or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect, or if there shall have been filed any such petition or application, or any such proceeding shall have been commenced against the Borrower or FNBT, in which an order for relief is entered or which remains undismissed for a period of thirty (30) Days or more, or the Borrower or FNBT by any act or omission shall indicate its consent to, approval of or acquiescence in any such petition, application, or proceeding or order for relief or the appointment of a custodian, receiver or any trustee for the Borrower or FNBT or any substantial part of any of its properties, or shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of thirty (30) Days or more; or

          (i) Fraudulent Conveyance. The Borrower or any Subsidiary shall have concealed, removed, or permitted to be concealed or removed, any part of its properties, with intent to hinder, delay or defraud its creditors or any of them, or made or suffered a transfer of any of its properties which may be fraudulent under any bankruptcy, fraudulent conveyance or similar law, or shall have made any transfer of its properties to or for the benefit of a creditor at a time when other creditors similarly situated have not been paid, or shall have suffered or permitted, while insolvent, any creditor to obtain a lien upon any of its properties through legal proceedings or distraint which is not vacated within thirty (30) Days from the date thereof.

          (j) Split-Up. If any order, judgment, or decree is entered in any proceedings against the Borrower decreeing a split-up of the Borrower which requires the divestiture of a substantial part of the assets of the Borrower or which requires the divestiture of assets or stock of a Subsidiary and such order, judgment, or decree remains unstayed and in effect for more than sixty (60) Days.

                                   ARTICLE VII

                               RIGHTS UPON DEFAULT

          Upon the occurrence or continuing of any Event of Default, the Bank shall have and may exercise any or all of the rights set forth herein (provided, however, the Bank shall be under no duty or obligation to do so):

          SECTION 7.1 Acceleration. To declare the indebtedness evidenced by the Note and all other Obligations to be forthwith due and payable, whereupon the Note and all other Obligations shall become forthwith due and payable, both as to principal and interest, without presentment, demand, protest or any other notice or grace period of any kind, all of which are hereby expressly waived, anything contained herein or in the Note or in such other Obligations to the contrary notwithstanding, and, upon such acceleration, the unpaid principal balance and accrued interest upon the Note shall from and after such date of acceleration bear interest at the Default Rate.

          SECTION 7.2 Right of Setoff. To exercise its right of setoff as permitted under Section 2.7.

          SECTION 7.3 Other Rights. To exercise such other rights as may be permitted under any of the Loan Documents or applicable law.

          SECTION 7.4 Uniform Commercial Code. To exercise from time to time any and all rights and remedies of a secured creditor under the UCC and any and all rights and remedies available to it under any other applicable law.

                                  ARTICLE VIII

                                  MISCELLANEOUS

          SECTION 8.1 Cumulative Remedies. The remedies provided in this Agreement and in the Loan Documents are cumulative and not exclusive of any remedies provided by law or in equity. Upon an Event of Default, the Bank may elect to exercise any one or more of such remedies and such election shall not waive or cause the Bank to have elected not to subsequently exercise any other such remedies available to it under the Agreement or any Loan Document.

          SECTION 8.2 Amendments, Etc. No amendment, modification, termination or waiver of any provision of this Agreement, the Note or the other Loan Documents, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

          SECTION 8.3 Addresses for Notices, Etc. All notices, requests, demands and other communications provided for hereunder shall be in writing and shall be deemed to have been given (i) in the case of delivery, when addressed to the other party and delivered to the address set forth below,
     (ii) in the case of mailing, three (3) Days after said notice has been deposited in the United States Mails, postage prepaid, by certified or return mail, and addressed to the other party as set forth below, and (iii) in all of the cases, when received by the other party. The address at which notices may be sent under this Section are the following:

         If to the Borrower:             SEACOAST BANKING CORPORATION OF FLORIDA
                                         815 Colorado Avenue
                                         Stuart, FL 34994
                                         Attention: William R. Hahl
                                                    Executive Vice President and
                                                    Chief Financial Officer

         If to the Bank:                 SUNTRUST BANK
                                         200 South Orange Avenue
                                         P. 0. Box 3833 Orlando, FL   32897
                                         Attention: Adam J. Weinstein
                                                    Vice President

         with a copy to:                 Charles T. Brumback, Jr., Esq.
                                         Akerman, Senterfitt & Eidson, P.A.
                                         255 South Orange Avenue, 17th Floor
                                         P.O. Box 231 Orlando, FL 32802-0231

          Any party may at any time change the address to which notices may be sent under this Section by the giving of notice of such change to the other party in the manner set forth herein.

          SECTION 8.4 Applicable Law. This Agreement, and each of the Loan Documents and transactions contemplated herein (unless specifically stipulated to the contrary in such document) shall be governed by and interpreted in accordance with the laws of the State of Florida.

          SECTION 8.5 Survival of Representations and Warranties. All representations, warranties, covenants and agreements contained herein or made in writing by the Borrower in connection herewith shall survive the execution and delivery of this Agreement, the Note and the other Loan Documents and be true and correct during the term of the Loan.

          SECTION 8.6 Time of the Essence. Time is of the essence of this Agreement, the Note and the other Loan Documents.

          SECTION 8.7 Headings. The headings in this Agreement are intended to be for convenience of reference only, and shall not define or limit the scope, extent or intent or otherwise affect the meaning of any portion hereof.

          SECTION 8.8 Severability. In case any one or more of the provisions contained in this Agreement, the Note or the other Loan Documents shall for any reason be held to be invalid, illegal or unenforceable in any respect, the same shall not affect any other provision of this Agreement, the Note or the other Loan Documents, but this Agreement, the Note and the other Loan Documents shall be construed as if such invalid or illegal or unenforceable provision had never been contained therein; provided, however, in the event said matter would in the reasonable opinion of the Bank adversely effect the rights of the Bank under any or all of the Loan Documents, the same shall be an Event of Default.

          SECTION 8.9 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

          SECTION 8.10 Conflict. In the event any conflict arises between the terms of this Agreement and the terms of any other Loan Document, the Bank shall have the option of selecting which conditions shall govern the loan relationship evidenced by this Agreement and, if the Bank does not so indicate, the terms of this Agreement shall govern in all instances of such conflict.

          SECTION 8.11 Term. The term of this Agreement shall be for such period of time until the Loan and Note have been repaid in full, the Borrower has no further right to request any Advance on the Loan and all Obligations have been paid to the Bank in full. At such time, the Bank shall mark all the Loan Documents "Canceled" and return them to the Borrower.

          SECTION 8.12 Cross Defaults. A default under any Loan Document, including a default under this Agreement, shall be and constitute a default under each and every Loan Document, including this Agreement and under all other loan documents evidencing or executed in connection with any other loan or credit facility now existing or hereafter extended by the Bank or any other subsidiary of SunTrust Banks, Inc. to the Borrower or any Subsidiary of the Borrower. A default under any other loan or credit facility now existing or hereafter extended by the Bank or any other subsidiary of SunTrust Banks, Inc., to the Borrower or any Subsidiary of the Borrower shall be and constitute a default under each and every Loan Document, including this Agreement.

          SECTION 8.13 Expenses. The Borrower agrees, whether or not the transactions hereby contemplated shall be consummated, to pay, and save Bank harmless against liability for the payment of, all out-of-pocket expenses arising in connection with this transaction, all taxes including, without limitation, documentary stamp taxes, together in each case with interest and penalties, if any, and any income tax payable by Bank in respect of any reimbursement therefor, which may be payable in respect of the execution, delivery and performance of this Agreement or the execution, delivery, acquisition and performance of any Note issued under or pursuant to this Agreement (excepting only any tax on or measured by net income of Bank determined substantially in the same manner, other than the rate of tax, as net income is presently determined under the Federal Internal Revenue Code), and the reasonable fees and expenses of any counsel to Bank in connection with this Agreement and any subsequent modification or enforcement thereof or consent thereunder including, without limitation, attorneys fees and court costs incurred in any legal proceeding whether at the trial or appellate level or in any bankruptcy proceeding. The obligations of Borrower under this Section 8.13 shall survive payment of any Note.

          SECTION 8.14 Successors and Assigns. All covenants and agreements in this Agreement contained by or on behalf of either of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not; provided, however, this clause shall not by itself authorize any delegation of duties by the Borrower or any other assignment which may be prohibited by the terms and conditions of this Agreement.

          SECTION 8.15 Further Assurances. The Borrower shall, from time to time, execute such additional documents as may reasonably be requested by the Bank or the counsel, to carry out and fulfill the intent and purpose of this Agreement and the Loan Documents.

          SECTION 8.16 No Third Party Beneficiaries. The parties intend that this Agreement is solely for their benefit and no Person not a party hereto shall have any rights or privileges under this Agreement whatsoever either as the third party beneficiary or otherwise.

          SECTION 8.17 No Waiver. No failure or delay on the part of the Bank in exercising any right, power or remedy hereunder, or under the Note or the other Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder or thereunder.

          SECTION 8.18 Entire Agreement. Except as otherwise expressly provided, this Agreement and the other Loan Documents embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof.


         [SIGNATURES ON FOLLOWING PAGE]

          IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed, sealed and delivered, as applicable, by their duly authorized officers on the day and year first above written.

                                         BORROWER:

                                         SEACOAST BANKING CORPORATION OF FLORIDA


                                         By: /s/  William R. Hahl
                                         Name:  William R. Hahl
                                         Title:  Chief Financial Officer

                                         SUNTRUST BANK


                                         By: /s/  Adam J. Weinstein
                                         Adam J. Weinstein
                                         Vice President

                                    EXHIBIT A
                               Notice of Borrowing

SunTrust Bank
Financial Institutions Group
200 So. Orange Avenue
Mail Code O-2068
Orlando, Florida 32801

Attn:    Adam J. Weinstein
         Vice President

Re: Advances under that certain Revolving Loan Agreement (the "Loan Agreement") by and between Seacoast Banking Corporation of Florida (the "Borrower") and SunTrust Bank (the "Bank") dated ________, 2001

          The undersigned, duly authorized representative of the Borrower hereby furnishes the Bank a "Notice of Borrowing" and specifies that:

          1. The date the Advance is requested (which shall be a Banking Day) is _______________, ______.

          2. The amount of the proposed borrowing is $_____________ (minimum principal amount of $100,000.00).

          3. The Advance requested hereby under the above referenced Loan Agreement shall be made by the Bank by depositing it to the bank account maintained by the Borrower with the Bank or by such other method as may be mutually satisfactory to the Borrower and the Bank.

          4. As of the date hereof there has been no material adverse change in the financial condition of the Borrower from that set forth in the most recent annual financial statements furnished to the Bank.

          As used herein, the terms "Advance" and "Banking Day" shall have the respective meanings assigned to such terms in the above-referenced Loan Agreement.

          IN WITNESS WHEREOF, the undersigned has executed and delivered this Notice of Borrowing as of the ____ day of ____________, 200_.

                                         SEACOAST BANKING CORPORATION OF FLORIDA

                                         By:____________________________________
                                         Name:__________________________________
                                         Title:_________________________________

                                    EXHIBIT B

                               FINANCIAL COVENANTS

COVENANT                                    REQUIREMENT           WHEN TESTED
--------                                                          -----------


Non-Performing Assets Ratio                 <1.00%                Quarterly


Interest Coverage Ratio                     >3.0:1                Quarterly

                                                                  EXHIBIT 21
                              LIST OF SUBSIDIARIES

The Company had the following subsidiaries as of the date of this report:

         NAME                                            INCORPORATED

2.  First National Bank & Trust Company                  United States
    of the Treasure Coast

3.  FNB Brokerage Services, Inc.                            Florida

4.  FNB Insurance Services, Inc.                            Florida

5.  South Branch Building, Inc.                             Florida

6.  Big O RV Resort, Inc.                                   Florida

7.  FNB Property Holdings, Inc.                             Delaware

8.  FNB RE Services, Inc.                                   Florida

                                                                EXHIBIT 23.1


                           PRICEWATERHOUSECOOPERS LLP

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-61925, 33-46504, 33-25627, 33-22846, 333-91859,
333-70399 and 333-49972) of Seacoast Banking Corporation of Florida of our report dated January 15, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/PricewaterhouseCoopers LLP

West Palm Beach, Florida
March 28, 2003

                                                                EXHIBIT 23.2

         NOTICE OF INABILITY TO OBTAIN CONSENT FROM ARTHUR ANDERSEN LLP

     The financial statements of Seacoast Banking Corporation of Florida as of December 31, 2001 and 2000, and for years then ended, included in this annual report on Form 10-K have been audited by Arthur Andersen, LLP, independent public accountants. Arthur Andersen LLP has since ceased operations. Arthur Andersen LLP has not reissued its report on those financial statements in connection with this annual report on Form 10-K. In addition, after reasonable efforts, and in reliance upon Rule 437a under the Securities Act of 1933, we have not been able to obtain the consent of Arthur Andersen LLP with respect to the incorporation by reference of such report in any of our registration statements or prospectuses. Because Arthur Andersen LLP has not consented to the inclusion of such report in any of our registration statements or prospectuses, purchasers under such prospectuses will not be able to recover against Arthur Andersen LLP under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP or for any omissions to state a material fact required to be stated therein.

                                                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Seacoast Banking Corporation of Florida (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission as of the date hereof (the "Report"), I, Dennis S. Hudson, III, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (2) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (3) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


/s/  Dennis S. Hudson, III
--------------------------
Dennis S. Hudson, III
President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of Seacoast Banking Corporation of Florida (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission as of the date hereof (the "Report"), I, William R. Hahl, Chief Financial Officer and Executive Vice President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.

     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




/s/  William R. Hahl
--------------------
William R. Hahl
Executive Vice President and
Chief Financial Officer