Form 10-Q
period 2003-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2003-05-15
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended               Commission file
                MARCH 31, 2003                          No. 0-13660

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

         YES [X]  NO [  ]

Indicate by check mark whether the registrant is an accellerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2003:

                Common Stock, $.10 Par Value - 13,928,951 shares

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                        PAGE #

Item 1   Financial Statements (Unaudited)

             Condensed consolidated balance sheets -
             March 31, 2003 and December 31, 2002                     3 - 4

             Condensed consolidated statements of income
             Three months ended March 31, 2003 and 2002                   5

             Condensed consolidated statements of cash flows -
             Three months ended March 31, 2003 and 2002               6 - 7

             Notes to condensed consolidated financial
             statements                                              8 - 10

Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11 - 25

Item 3   Quantitative and Qualitative Disclosures about Market
             Risk                                                        26

Item 4   Evaluation of Disclosure Controls and Procedures           27 - 29

Part II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                30

SIGNATURES                                                               31

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS       (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                   March 31,       December 31,
(Dollars in thousands)                               2003              2002
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                        $63,534            $49,571
    Federal funds sold and interest
     bearing deposits                               30,990                251
    Securities:
        Trading (at fair value)                     43,719                  0
        Held for sale (at fair value)              440,185            466,278
        Held for investment (fair values:
          $20,605 at March 31, 2003 and
          $33,168 at December 31, 2002)             19,998             32,181
                                                --------------------------------
          TOTAL SECURITIES                         503,902            498,459

    Loans sold and available for sale               11,696             13,814
    Loans                                          661,536            688,161
    Less:  Allowance for loan losses                (6,546)            (6,826)
                                                --------------------------------
          NET LOANS                                654,990            681,335
    Bank premises and equipment, net                16,036             16,045
    Other assets                                    16,678             21,822
                                                --------------------------------
                                                $1,297,826         $1,281,297
                                                ================================
LIABILITIES
    Deposits                                    $1,060,591         $1,030,540
    Federal funds purchased and securities
     sold under agreements to repurchase,
     maturing within 30 days                        65,241            102,967
    Other borrowings                                65,000             40,000

    Other liabilities                                6,468              7,043
                                                --------------------------------
                                                 1,197,300          1,180,550

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share,
    authorized 4,000,000 shares, none issued
    or outstanding                                       0                  0
  Common stock, par value $0.10 per share,
    authorized 22,000,000 shares, issued
    15,549,378 and outstanding 13,928,951
    shares at March 31, 2003, issued 15,549,378
    and outstanding 13,890,001 at December 31,
    2002                                             1,555              1,555
  Additional paid-in capital                        26,994             26,994
  Retained earnings                                 90,533             89,960
  Less: Treasury stock
    1,620,427 shares at March 31, 2003
    1,659,377 shares at December 31, 2002          (17,916)           (18,578)
                                                --------------------------------
                                                   101,166             99,931
Other comprehensive income (loss)                     (640)               816
                                                --------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                                     100,526            100,747
                                                --------------------------------
                                                $1,297,826         $1,281,297
                                                ================================

--------------------------------------------------------------------------------
Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)            2003            2002
--------------------------------------------------------------------------------
Interest and dividends on securities                   $4,074            $3,308
Interest and fees on loans                             11,982            14,768
Interest on federal funds sold                             21               285
                                                  ------------------------------
    TOTAL INTEREST INCOME                              16,077            18,361
Interest on deposits                                      903             1,346
Interest on time certificates                           2,701             4,388
Interest on borrowed money                                873               850
                                                  ------------------------------
    TOTAL INTEREST EXPENSE                              4,477             6,584
                                                  ------------------------------
      NET INTEREST INCOME                              11,600            11,777
Provision for loan losses                                   0                 0
                                                  ------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                      11,600            11,777
Noninterest income
  Securities gains (losses)                            (1,157)               66
  Other income                                          5,371             3,983
                                                  ------------------------------
    TOTAL NONINTEREST INCOME                            4,214             4,049
    TOTAL NONINTEREST EXPENSES                         10,875             9,768
                                                  ------------------------------
      INCOME BEFORE INCOME TAXES                        4,939             6,058
Provision for income taxes                              1,716             2,372
                                                  ------------------------------
      NET INCOME                                      $ 3,223           $ 3,686
                                                  ==============================

--------------------------------------------------------------------------------
PER SHARE COMMON STOCK:
     Net income diluted                                $ 0.23            $ 0.26
     Net income basic                                    0.23              0.26

     Cash dividends declared                             0.11              0.10

Average shares outstanding - Diluted               14,248,755        14,304,921

Average shares outstanding - Basic                 13,923,795        14,007,291
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                                         Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)             2003           2002
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                     $ 18,399       $ 19,142
  Fees and commissions received                            5,432          4,073
  Interest paid                                           (4,468)        (6,801)
  Cash paid to suppliers and employees                   (12,494)       (10,025)
  Income taxes paid                                          (81)            (2)

                                                     ---------------------------
Net cash provided by operating activities                  6,788          6,387
Cash flows from investing activities
  Proceeds from maturity of securities held for
   sale and trading                                      104,142         67,463
  Proceeds from maturity of securities held for
   investment                                             12,217          1,334
  Proceeds from sale of securities held for sale          57,061         21,571
  Purchase of securities held for sale                  (184,698)      (151,155)
  Net new loans and principal repayments                  28,463         39,334
  Proceeds from the sale of other real estate owned           10              0
  Additions to bank premises and equipment                  (462)          (214)
  Net change in other assets                               5,837            457
                                                     ---------------------------
Net cash provided by (used in) investing activities       22,570        (21,210)
Cash flows from financing activities
  Net increase in deposits                                30,058         25,026
  Net decrease in federal funds purchased and
    repurchase agreements                                (37,726)          (950)
  Net increase in other borrowings                        25,000              0
  Exercise of stock options                                  661            413
  Treasury stock issued (acquired)                        (1,117)            19
  Dividends paid                                          (1,532)        (1,390)
                                                     ---------------------------
Net cash provided by financing activities                 15,344         23,118
                                                     ---------------------------
Net increase in cash and cash equivalents                 44,702          8,295
Cash and cash equivalents at beginning of period          49,822         92,114
                                                     ---------------------------
Cash and cash equivalents at end of period               $94,524       $100,409
                                                     ===========================

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries
                                                         Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(Dollars in thousands)                                    2003           2002
--------------------------------------------------------------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities
Net Income                                               $ 3,223        $ 3,686
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                            2,884          1,587
  Securities losses (gains)                                1,157            (66)
  Loss (gain) on sale and write down of foreclosed
    assets                                                    (2)             1
  Loss (gain) on disposition of fixed assets                   4             (5)
  Change in interest receivable                               29           (178)
  Change in interest payable                                   9           (217)
  Change in prepaid expenses                                  76             11
  Change in accrued taxes                                  1,728          2,454
  Change in other liabilities                             (2,320)          (886)
--------------------------------------------------------------------------------
Total adjustments                                          3,565          2,701
                                                     ---------------------------
Net cash provided by operating activities                $ 6,788        $ 6,387
                                                     ===========================

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing activities:
  Transfers from loans to other real estate owned           $  0          $  74
  Market value adjustment to securities                   (2,383)        (2,683)
  Transfers from loans to securities held for sale             0          6,075
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Use of Estimates: The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Trading Securities: Securities classified as trading are carried at estimated fair values based on quoted market prices or third party sources. Trading income includes realized and unrealized gains and losses from trading positions and is included in securities gains (losses) in the consolidated financial statements.

Loan Commitments: The Company enters into mortgage forward delivery contracts, which are accounted for as free standing derivatives, to economically hedge its exposure to changes in interest rates in its mortgage loan origination activity. The notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage loan commitments being economically hedged, hence the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company.

Mortgage loan commitments can include interest rate locks that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the interest rate locks as free-standing derivatives with changes in fair value included in current earnings. Gains (losses) on interest rate lock commitments, which economically are offset by the mortgage forward delivery contracts, represent the change in value from rate-lock inception to the balance sheet date. The net gain of these instruments was $337,000.

Hedging Activities: Hedging derivatives that qualify for hedge accounting are recognized on the balance sheet at fair value as either derivative product assets or liabilities with an offset to either current earnings or other comprehensive income, as appropriate. Hedge ineffectiveness, if any, is calculated and recorded in current earnings. The Company is exposed to credit risk in the event of nonperformance by the counterparty which is controlled with credit monitoring procedures.


NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 2003 and 2002, comprehensive income was as follows:

                                                            Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2003          2002

Net Income                                                 $3,223         3,686
Unrealized loss on cash flow hedge (net of tax)               (58)           --
Unrealized gains (losses) on securities (net of tax)       (1,105)       (1,645)
Net reclassification adjustment for prior unrealized
   security gains                                            (293)           --
                                                           -------       -------
Comprehensive Income                                       $1,767        $2,041

--------------------------------------------------------------------------------

NOTE C - DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or the discounted cash flow method. The estimated fair value and carrying value of the Company's interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at March 31, 2003, as follows:

                                                 Carrying Value      Fair Value

Derivative Product Assets
    Interest rate swap which qualify for
     hedge accounting                               $200,000           $200,000
    Derivative Contracts which do not qualify
     for hedge accounting                            337,000            337,000

Derivative Product Liabilities
    Cash Flow interest rate swap which does
     qualify for hedge accounting                     92,000             92,000

The above derivative financial instruments had no effect on net interest income. A total of $92,000 was recorded to other comprehensive income, net of taxes of $34,000.



NOTE D - EARNINGS PER SHARE DATA

                                                          Three Months Ended
(Dollars in thousands,                                         March 31,
except per share data)                                  2003              2002
Basic:
   Net Income                                          $3,223            $3,686
Average shares outstanding                         13,923,795        14,007,291
Basic EPS                                              $ 0.23            $ 0.26

Diluted:
   Net Income                                          $3,223            $3,686
   Average shares outstanding                      13,923,795        14,007,291
   Net effect of dilutive stock
      Options - based on treasury
       Stock method                                   324,960           297,630

Total                                              14,248,755        14,304,921

Diluted EPS                                            $ 0.23            $ 0.26

NOTE E - ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under FASB Statement 133. The Company believes that the effect of the amendments, generally effective for after June 30, 2003, will not be material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2003

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the first quarter of 2003 totaled $3,223,000 or $0.23 per share diluted, lower than the $4,044,000 or $0.28 per share diluted recorded in the fourth quarter of 2002 and lower than the $3,686,000 or $0.26 per share diluted reported in the first quarter of 2002. Included in first quarter 2003's earnings is the impact of investment securities losses totaling $1,157,000 or $0.05 per share diluted, reflecting efforts to restructure the Company's investment portfolio for better performance in the current interest rate environment. Note that earnings per share results for prior periods reflect the three-for-one stock split on Common Stock effective July 15, 2002 for shareholders of record on July 1, 2002.

Return on average assets was 1.02 percent and return on average shareholders' equity was 13.07 percent for the first quarter of 2003, compared to fourth quarter 2002's performance of 1.32 percent and 16.24 percent, respectively, and the prior year's first quarter results of 1.18 percent and 15.45 percent, respectively.


NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for 2003 totaled $11,639,000, $9,000 or 0.1 percent less than for the fourth quarter of 2002 and $177,000 or 1.5 percent lower than for the first quarter of 2002.

Net interest margin on a tax equivalent basis declined 13 basis points to 3.89 percent for the first quarter of 2003 from 4.02 percent for the fourth quarter of 2002. Since December 2000, the Federal Reserve has been aggressive in reducing short-term interest rates. A 50 basis point reduction occurred in December 2000, followed by subsequent reductions totaling 400 basis points in 2001 and a 50 basis point reduction in November 2002.

During the second half of 2002, the yield curve flattened over 100 basis points. More recently, during the first quarter of 2003, the yield curve flattened again and resulted in accelerated principal repayments of loans and investment securities collateralized by residential properties. Management believed that the margin would decline in the first six months of 2003 in the range of 6-14 basis points. With a flatter yield curve, a negative impact on the margin can be expected as reinvestment rates are lower.

To manage margin compression, the Company transfered securities with significant amortizing premiums to trading and adjusted carrying values to fair market values, resulting in securities losses of $1,157,000 for the quarter. Of the $503,902,000 in securities at March 31, 2003, $43,719,000 are classified as trading. Activity in the Company's securities portfolio was significant during the quarter, with maturities and sales of securities of $116.4 million and $57.1 million, respectively, and purchases totaling $184.7 million. This compares to maturities, sales and purchases in the first quarter a year ago of $68.8 million, $21.6 million and $151.2 million. Securities activity during the first quarter reflects an effort to invest funds for better performance, as well as manage excess funding and maintain a stable net interest margin.

Higher principal repayments of loans and investments combined with deposit and borrowing increases had to be invested in earning assets at lower rates. The yield on earning assets for the first quarter of 2003 declined 35 basis points to 5.39 percent from fourth quarter 2002. Decreases in the yield on loans of 9 basis points to 7.05 percent, the yield on securities of 36 basis points to 3.17 percent, and the yield on federal funds sold of 13 basis points to 1.27 percent were recorded during the first quarter of 2003. Average earning assets for the first quarter of 2003 increased $62,106,000 or 5.4 percent when compared to prior year's fourth quarter. Average loan balances declined $28,628,000 or 4.0 percent to $690,022,000 and average federal funds sold decreased $10,278,000 or 60.5% to $6,723,000, while average investment securities increased $101,012,000 or 24.3 percent to $515,974,000. The decline in loans was principally in residential real estate credits, reflecting the low interest rate environment that has provided customers the opportunity to refinance. Consistent with its strategy to generate more fee income and reduce interest rate risks, a majority of residential mortgage loans were sold servicing released.

The cost of interest-bearing liabilities in the first quarter of 2003 decreased 30 basis points to 1.83 percent from fourth quarter, with rates for NOW, savings, money market accounts, certificates of deposit (CDs), and other borrowings decreasing 11, 18, 15, 42 and 152 basis points, respectively. The average balance for NOW, savings and money market balances (aggregated) increased $20,899,000 or 4.5 percent from fourth quarter and noninterest bearing deposits increased $5,850,000 or 3.2 percent, while certificates of deposit declined $3,770,000 or 1.0 percent. Growth in low-cost/no cost funding sources reflects the Company's longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.

During the latter part of 2002 and into the first quarter of 2003, the Company's interest rate risk position shifted to a more asset sensitive profile. To mitigate this, on January 3, 2003 the Company swapped fixed rate payments on CDs with varying maturities beginning in October 2005 and ending in October 2007 with a notional amount of $54 million to floating (three month LIBOR). The swap with terms identical to the CD's has been 100 percent effective and reduced interest expense on CDs by $194,000 during the first quarter. An additional $25 million floating rate borrowing (tied to three month LIBOR with a 3-year term) was acquired on January 30, 2003 from the Federal Home Loan Bank (FHLB). This funding was invested in securities with 3- to 4-year duration, also reducing the Company's recent exposure to increasing asset interest rate sensitivity and leveraging to increase future earnings. A one-year forward contract to swap the floating rate on the FHLB borrowing to a fixed rate (3.12 percent) was acquired, based on projections that asset sensitivity will decline in one year. The forward contract locks the spread in rate between the borrowing and purchased securities prospectively. (See Note C for further information)

For the first quarter of 2002, the net interest margin was 4.05 percent. The yield on average earning assets was 6.33 percent and rate on interest-bearing liabilities was 2.77 percent.

Year over year the mix of earning assets and interest bearing liabilities has changed. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 56.9 percent in the first quarter of 2003 compared to 66.9 percent a year ago, while securities increased from
27.2 percent to 42.5 percent and federal funds sold decreased from 5.9 percent to 0.6 percent. While total loans did not increase as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans and lower yielding residential loan balances declining. Average CDs (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 37.6 percent, compared to 40.8 percent in the first quarter of 2002, reflecting diminished funding requirements and allowing for lower rates to be paid on CDs. Approximately $82 million in CDs matured during the first quarter of 2003. An additional $77 million in CDs will mature in the second quarter of 2003, providing further opportunity for these volumes to re-price to lower rates (assuming the Federal Reserve maintains short-term interest rates at existing levels). Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 48.7 percent of interest bearing liabilities, versus 47.2 percent a year ago, favorably affecting deposit mix. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and other borrowings) increased to 13.7 percent of interest bearing liabilities in the first quarter from 12.0 percent a year ago, reflecting an increase in average balances maintained by customers utilizing sweep arrangements and the new FHLB borrowing.


PROVISION FOR LOAN LOSSES

No provisioning was recorded in the first quarter of 2003 nor in any quarter in 2002 and 2001, reflecting the Company's exceptional credit quality, low nonperforming assets, and slower loan growth. Net charge-offs totaled $280,000 for the first quarter of 2003 compared to $124,000 in 2002. Net charge-offs annualized as a percent of average loans were at 0.16 percent for the first quarter of 2003, compared to 0.06 percent for the same quarter in 2002 and 0.03 percent for the total year in 2002. These ratios are much better than the banking industry as a whole.

The Company's loan portfolio mix has been changing. The Company intends to continue to vary its loan portfolio mix by emphasizing higher yield commercial and consumer credits. These changes may result in increased loan loss provisions should the increased exposure result in greater inherent losses in the loan portfolio. Besides loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity. Management believes that its credit granting process contains a disciplined approach that mitigates this risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during economic slowdowns.

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


NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $5,371,000 for the first quarter of 2003, $1,388,000 or 34.8 percent higher than for the same period last year. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 31.6 percent of net revenue in the first quarter, compared to 25.3 percent a year ago.

Market turmoil began in late 2000 and carried through into 2001 affecting brokerage activities, with consumers shifting from the purchase of investment products to more conservative deposit products. Revenues rebounded somewhat in 2002, but for the first quarter of 2003 brokerage commissions and fees decreased $123,000 or 22.7 percent to $420,000, year over year. Trust income was lower as well, declining $73,000 or 12.2 percent to $524,000. Financial markets remain troubled. Even so, the Company believes it can be successful in its efforts to expand its customer relationships through sales of investment management and brokerage products, including insurance. When financial markets improve, revenue from these products will expand and contribute to future earnings results.

The Company is among the leaders in the production of residential mortgage loans in its market. In order to generate additional fee income and better manage interest rate risks, the Company produces loans for third party permanent investors. Changes in the fair value of mortgage loan interest rate lock commitments granted to customers, and the related derivative contracts entered into with permanent investors used to economically hedge this exposure, are recorded in income. At March 31, 2003, a change in fair value of $337,000 was included in mortgage banking fees. In 2003, mortgage banking fees totaled $1,638,000, an increase of $862,000 or 111.1 percent more than a year ago for the first quarter. The Company expects to derive further revenue growth in the future by increasing its market penetration, market expansion and expanding sources of fees collected from this business. The Company intends to expand further into Palm Beach County (Florida's top wealth market, expected to grow at 20 percent over the next ten years). And, if interest rates remain relatively low, additional loan production is expected to support ongoing increases in mortgage banking fees, assuming the economic environment remains favorable.

Greater usage of check cards during the first quarter 2003 by core deposit customers and an increased cardholder base increased interchange income to $289,000, an increase of $66,000 or 29.6 percent from the prior year. VISA and Mastercard have agreed in principle to a reduction in check card interchange rates effective August 1, 2003, which most likely will result in lower fees and income for all financial institutions. Other deposit based electronic funds transfer income increased $15,000 or 14.9 percent to $116,000. Service charges on deposits were level year over year at $1,217,000. Greater analysis fees collected from commercial customers, a result of reduced earnings credits in the current interest rate environment, were offset by lower overdraft fees.

Marine finance fees totaled $807,000, an increase of $640,000 from first quarter a year ago. The Company's marine financing division (Seacoast Marine Finance) produced $44.9 million in boat loans, up $31.1 million year over year. A total of $44.5 million of production was sold. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California. The Company continues to look for opportunities to expand its market penetration of its marine finance business and recently added seven employees to its production team in California to fully serve the western markets, including Washington and Oregon.

Losses from the sale of securities totaled $1,157,000 in 2003, compared to gains of $66,000 in 2002. Sales of investments in early 2003 were transacted to restructure the portfolio for the current interest rate environment. Sales in the first quarter of 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return.


NONINTEREST EXPENSES

When compared to 2002, noninterest expenses for the first quarter increased by $1,107,000 or 11.3 percent to $10,875,000. The Company's overhead ratio has decreased over the last several years. The 63.9 percent efficiency ratio for the first quarter of 2003 was slightly higher than the 62.6 percent ratio recorded a year ago.

Salaries and wages increased $399,000 or 10.6 percent to $4,159,000 compared to the prior year quarter. Commissions on revenue from mortgage banking were $76,000 higher year over year and base salaries increased $383,000 or 11.6 percent. The increase in base salaries included $68,000 for branch personnel in two new offices opened in Palm Beach County in January of this year, $38,000 for commercial lending personnel at the loan production office opened in Jupiter, Florida in August 2002, $32,000 for the Port St. Lucie, Florida WalMart office opened in October 2002, and $79,000 for personnel in California in the marine finance division added in November 2002. Employee benefits increased $168,000 or
16.0 percent to $1,216,000 from the first quarter of 2002. Group health insurance costs were the primary cause for the increase in 2003, up $148,000 year over year.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $129,000 or 9.5 percent to $1,493,000, versus first quarter results last year. Costs related to new locations, specifically the new branches and loan production office in Palm Beach County, an office in California and the Port St. Lucie WalMart, added $136,000 to occupancy expenses and furniture and equipment expenses in 2003 versus a year ago.

Outsourced data processing costs totaled $1,286,000 for the first quarter of 2003, an increase of $40,000 or 3.2 percent from a year ago. The Company utilizes third parties for its core data processing system and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Costs associated with foreclosed and repossessed asset management and disposition totaled only $10,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") in the first quarter 2003. Legal and professional costs increased $83,000 or 25.5 percent to $408,000 when compared to March 31, 2002. Additional legal costs and accounting fees associated with the establishment of a Real Estate Investment Trust (REIT) to more efficiently manage real estate assets and to reduce the Company's effective tax rate and tax provisioning were the primary cause for the increase in legal and professional fees for the first quarter.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company's efforts to market products and services, increased by $37,000 or 7.2 percent to $550,000 when compared to a year ago. Included in first quarter costs were grand opening expenditures for the two new branches in Palm Beach County.

Amortization of other intangibles remained level at $63,000.

Other expenses increased $255,000 or 17.8 percent to $1,690,000. The primary increase was in subcontractor fees paid to marine finance solicitors, which increased by $148,000 from a year ago, principally due to the addition of sales staff in California.


INCOME TAXES

Income taxes as a percentage of income before taxes were 34.7 percent for the first quarter of this year, compared to 39.2 percent in 2002. Beginning in January 2003 the Company formed a subsidiary and transferred certain real estate assets to a real estate investment trust (REIT). As a result, the Company's state income tax liability was reduced.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first quarter of 2003 was 7.81 percent, compared to 7.67 percent during the first quarter of 2002. The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock. In treasury stock at March 31, 2003, there were 1,620,427 shares totaling $17,916,000, compared to 1,533,504 shares or $16,440,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At March 31, 2003, the Company's ratio was 13.95 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $661,536,000 at March 31, 2003, $92,999,000 or 12.3 percent less than at
March 31, 2002, and $26,625,000 or 3.9 percent less than at December 31, 2002. Higher prepayments of the residential mortgage loans has resulted in a decline in loan portfolio.

At March 31, 2003, the Company's mortgage loan balances secured by residential properties amounted to $237,613,000 or 35.9 percent of total loans (versus $330,730,000 or 43.8 percent a year ago).

During the first quarter of 2003, $64.1 million in fixed rate residential mortgage loans were sold, compared to $37.0 million during the first quarter a year ago. The Company also sold $44.5 million in marine loans (generated by Seacoast Marine Finance), compared to $11.7 million in the first quarter of 2002. Over the past twelve months, $164.6 million in fixed rate residential loans and $113.9 million in marine loans have been sold. The loan sales are without recourse.

The company's loan portfolio secured by commercial real estate has increased 4.9% over the last twelve (12) months.

The Company's commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors. At March 31, 2003, the Company had funded commercial real estate loans totaling $263,637,000 or 39.9 percent of total loans (versus $251,267,000 or 33.3 percent a year ago). At March 31, 2003, this amount and unfunded commitments for commercial real estate were comprised of the following types of loans:

(In millions)                           Funded         Unfunded          Total
--------------------------------------------------------------------------------
Office buildings                       $  38.8         $    --          $  38.8
Retail trade                              34.5             1.8             36.3
Land development                          36.8            26.6             63.4
Industrial                                27.3             3.7             31.0
Healthcare                                26.1             3.8             29.9
Churches and educational facilities       13.6             0.4             14.0
Recreation                                11.8             0.5             12.3
Multifamily                                7.4             5.2             12.6
Mobile home parks                          4.0              --              4.0
Land                                       5.9             1.0              6.9
Lodging                                    3.4              --              3.4
Restaurant                                 3.4             0.1              3.5
Miscellaneous                             50.6             5.9             56.5
--------------------------------------------------------------------------------
Total                                   $263.6           $49.0           $312.6

Also increasing, commercial and industrial loans totaled $41,809,000 at March 31, 2003, compared to $38,779,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Residential lot loans (for private and investor purposes) totaled $12,528,000, residential construction loans totaled $12,071,000 and home equity lines outstanding totaled $11,390,000 at March 31, 2003.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $82,010,000 (versus $99,946,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors. Real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales. At March 31, 2003, approximately $100 million or 42 percent of the Company's residential mortgage loan balances were adjustable, compared to $123 million or 37 percent a year ago.

Approximately $70.2 million of new residential loans were originated in the first quarter 2003 and $64.1 million were sold. Loans secured by residential properties having fixed rates totaled approximately $137 million at March 31, 2003, of which 15- and 30-year mortgages totaled approximately $62 million and $43 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, 15- and 30-year fixed rate residential mortgages at March 31, 2002 totaled approximately $91 million and $74 million, respectively.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $9,000 in net recoveries for the first quarter of 2003 compared to $22,000 in net recoveries for all of 2002. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $90 million and $114 million, respectively, at March 31, 2003, compared to $105 million and $93 million, respectively, a year ago.

At March 31, 2003, the Company had commitments to make loans (excluding unused home equity lines of credit) of $136,242,000, compared to $100,732,000 at March 31, 2002.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,546,000 at March 31, 2003, $364,000 lower than one year earlier and $280,000 lower than at December 31, 2002. During the first quarter of 2003, net charge-offs of $181,000 on commercial loans and $131,000 on consumer loans were partially offset by recoveries on residential real estate loans, commercial real estate loans, and credit cards of $9,000, $12,000, and $10,000, respectively. A year ago, net charge-offs of $124,000 were recorded during the first quarter.

Although the allowance balance declined $364,000 over the last twelve months, the ratio of the allowance for loan losses to net loans outstanding increased 7 basis points to 0.99 percent at March 31, 2003. This ratio was 0.92 percent at March 31, 2002 and 0.99 percent at December 31, 2002. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 344.2 percent at March 31, 2003, compared to 447.0 percent at the same date in 2002.

The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth. The resulting allowance is also reflective of the subsidiary bank's favorable and consistent delinquency trends, historical loss performance, and the decline in loans outstanding over the last twelve months. The size of the allowance also reflects the large amount of residential loans held by the Company whose historical charge-offs and delinquencies have been favorable and the growth in commercial real estate loans over the last few years.

These performance results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff. The allowance for loan losses represents management's estimate of an amount adequate in relation to the risk of future losses inherent in the loan portfolio.

Concentration of credit risk may affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At March 31, 2003, the Company had $537 million in loans secured by real estate, representing 81.2 percent of total loans, down slightly from 81.6 percent at March 31, 2002. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At March 31, 2003, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.29 percent, compared to
0.22 percent one year earlier.

At March 31, 2003, there were $1,000 in accruing loans past due 90 days or more and no OREO was outstanding. In 2002 on the same date, there were $69,000 in accruing loans past due 90 days or more and OREO balances of $192,000 were outstanding.

Nonaccrual loans totaled $1,901,000 at March 31, 2003, compared to a balance of $1,478,000 at March 31, 2002. Nonaccrual loans outstanding at March 31, 2003 that were performing with respect to payments totaled $1,225,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at March 31, 2003, 73 percent is secured with real estate, the remainder by other collateral. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company's subsidiary bank. No assurance can be given that nonperforming assets will not in fact increase or otherwise change.


SECURITIES

At March 31, 2003, the Company had $43,719,000 or 8.7 percent of total securities designated as trading, $440,185,000 or 87.4 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $19,998,000, representing 3.9 percent of total securities. The Company's securities portfolio increased $140,339,000 or 38.6 percent from March 31, 2002 and $5,443,000 or 1.1 percent from December 31, 2002. Maturities and sales of securities of $116.4 million and $57.1 million, respectively, and purchases totaling $184.7 million were transacted during the first quarter of 2003. Securities activity reflects an effort to restructure the Company's investment portfolio for better performance in the current interest rate environment. The restructuring was necessary due to increased prepayments of collateralized mortgage obligations, which resulted in unacceptable asset sensitivity, accelerated premium amortization and a decline in investment portfolio yield.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested. At March 31, 2003, the duration of the portfolio was 1.8 years.

Unrealized net securities losses of $442,000 at March 31, 2003, compared to net gains of $236,000 at March 31, 2002 and $2,320,000 at December 31, 2002. A
shifting yield curve affected the market value of the securities portfolio during the quarter.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.


DEPOSITS AND BORROWINGS

Total deposits increased $20,421,000 or 2.0 percent to $1,060,591,000 at March 31, 2003, compared to one year earlier. Certificates of deposits decreased $13,656,000 or 3.5 percent to $373,626,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $16,869,000 or 3.6 percent to $490,976,000, and noninterest bearing demand deposits increased $17,208,000 or 9.6 percent to $195,989,000. The Company's success in marketing desirable products in this environment, in particular its tiered money market and Money Manager product offerings, enhanced growth in lower cost interest bearing deposits.

Repurchase   agreement  balances  decreased  over  the  past  twelve  months  by
$5,513,000  or  7.8  percent  to  $65,241,000  at  March  31,  2003.  Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. The number of sweep repurchase accounts declined from 109 a year ago to 101 at March 31, 2003, with some customers closing sweep repurchase relationships due to the low interest rate environment and diminished benefit of utilizing a sweep repurchase agreement, and choosing to maintain balances in traditional deposit products.

During the first quarter of 2003, a $25 million adjustable rate borrowing tied to LIBOR with a three-year term (maturing on January 30, 2006) was acquired. As a result, at March 31, 2003, other borrowings were $25,000,000 or 62.5 percent higher than a year ago. Totaling $65,000,000, these borrowings are entirely comprised of funding from the Federal Home Loan Bank (FHLB).

INTEREST RATE SENSITIVITY

Fluctuations in rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. This risk is managed using simulation modeling to calculate a most likely impact for interest rate risk utilizing estimated loan and deposit growth. The objective is to optimize the Company's financial position, liquidity, and net interest income while limiting their volatility.

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points. The Company's most recent ALCO model simulation indicated net interest income would decrease 2.0 percent if interest rates would gradually rise 200 basis points over the next twelve months. While management places a lower probability on significant rate declines after the 50 basis point reduction on November 6, 2002, the model simulation indicates net interest income would decrease 0.1 percent and 2.3 percent over the next twelve months given a gradual decline in interest rates of 100 and 200 basis points, respectively. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On March 31, 2003, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 3.4 percent.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts are utilized as components of the Company's risk management profile.


CRITICAL ACCOUNTING ESTIMATES

Management after consultation with the audit committee believes that the most critical accounting estimates which may affect the Company's financial status and involve the most complex, subjective and ambiguous assessments are as follows:

     The allowance and provision for loan losses, securities trading and available for sale valuation and accounting, the value of goodwill, and the fair market value of mortgage servicing rights at acquisition and any impairment of that value.

Disclosures intended to facilitate a reader's understanding of the possible and likely events or uncertainties known to management which could have a material impact on the reported financial information of the Company related to the most critical accounting estimates are as follows:

Allowance and Provision for Loan Losses

The information contained on pages 13-14 and 17-20 related to the "Provision for Loan Losses", "Loan Portfolio", "Allowance for Loan Losses" and "Nonperforming Assets" is intended to describe the known trends, events and uncertainties which could materially impact the company's accounting estimates.

Securities Trading and Available for Sale

The fair value of trading securities at March 31, 2003 was $43,719,000. The fair value of the available for sale portfolio at March 31, 2003 was less than historical amortized cost, producing unrealized losses of $1,049,000. The fair value of each security was obtained from independent pricing sources utilized by many financial institutions. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller which can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio and realized losses for the trading portfolio.

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

Value of Goodwill

Beginning January, 1, 2002, the Company's goodwill is no longer amortized, but tested for impairment. The amount of goodwill at March 31, 2003 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company's dominant market. The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years. Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company's markets. There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at March 31, 2003.

Mortgage Servicing Rights

A large portion of the Company's loan production involves loans for 1-4 family residential properties. As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities. As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments. In accordance with FAS No. 140, the Company records an asset (mortgage servicing rights) at the fair value of those rights. At March 31, 2003, the total estimated fair value of those rights was $538,000. The fair value of the mortgage servicing rights is based on judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures. These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly. Impairment, if any, is recognized through a valuation allowance and charged against current earnings.


LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2003, the Company had available lines of credit of $90,600,000. The Company had $327,351,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At March 31, 2002, the amount of securities available and not pledged was $244,486,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $94,524,000 at March 31, 2003 as compared to $100,409,000 at March 31, 2002. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio. The Company believes its liquidity to be strong and stable.


EFFECTS OF INFLATION AND CHANGING PRICES

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

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company's annual report on Form 10-K for the year ended December 31, 2002 under "Special Cautionary Notice Regarding Forward Looking Statements", and otherwise in the Company's Securities and Exchange Commission (SEC) reports and filings. Such reports are available upon request from Seacoast, or from the SEC, including the SEC's website at http://www.sec.gov.

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

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of March 31, 2003, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.0% versus the EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 12.7% versus the EVE in a stable rate environment.

While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon, i.e., the next fiscal year. Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

Item 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Dennis S. Hudson, III as Chief Executive Officer and Mr. William R. Hahl as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of May 13, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after May 13, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 14, 2003


                                         /s/ Dennis S. Hudson, III
                                         ------------------------------------
                                         Dennis S. Hudson, III
                                         President & Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 14, 2003


                                         /s/ William R. Hahl
                                         ------------------------------------
                                         William R. Hahl
                                         Chief Financial Officer





Part II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed for the three-month period ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SEACOAST BANKING CORPORATION OF FLORIDA





May 14, 2003                             /s/ Dennis S. Hudson, III
                                         -------------------------
                                         DENNIS S. HUDSON, III
                                         President & Chief Executive Officer


May 14, 2003                             /s/ William R. Hahl
                                         -------------------
                                         WILLIAM R. HAHL
                                         Executive Vice President &
                                         Chief Financial Officer