Form 10-Q
period 2003-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2003-08-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended                  Commission file
                JUNE 30, 2003                              No. 0-13660

                     SEACOAST BANKING CORPORATION OF FLORIDA
             (Exact name of registrant as specified in its charter)

             Florida                                         59-2260678
-------------------------------                         ------------------------
(State or other jurisdiction of                           (IRS employer
 incorporation or organization)                           identification number)

     815 Colorado Avenue, Stuart  FL                            34994
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)

        (772) 287-4000
----------------------
(Registrant's telephone number,
   including area code)

Securities registered pursuant to Section 12 (b) of the Act:
         None

Securities registered pursuant to Section 12 (g) of the Act:
         Common Stock, Par Value $.10
        -----------------------------
             (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES [X]  NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2003:

                Common Stock, $.10 Par Value - 15,328,669 shares
                ------------------------------------------------

                                      INDEX

                     SEACOAST BANKING CORPORATION OF FLORIDA



Part I   FINANCIAL INFORMATION                                        PAGE #

Item 1   Financial Statements (Unaudited)

                  Condensed consolidated balance sheets -
                  June 30, 2003 and December 31, 2002                  3 - 4

                  Condensed consolidated statements of income -
                  Three months and six months ended June 30, 2003
                  and 2002                                                 5

                  Condensed consolidated statements of cash flows -
                  Six months ended June 30, 2003 and 2002              6 - 7

                  Notes to condensed consolidated financial
                  statements                                          8 - 11

Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                12 - 25

Item 3 Quantitative and Qualitative Disclosures about Market Risk         26

Item 4 Evaluation of Disclosure Controls and Procedures                   27

Part II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders              28

Item 6 Exhibits and Reports on Form 8-K                              28 - 29

SIGNATURES                                                                30

Part I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS                          (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                                       June 30,     December 31,
(Dollars in thousands, except share amounts)             2003          2002
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                           $   37,522    $   49,571
    Federal funds sold and interest bearing deposits         254           251
    Securities:
        Trading (at fair value)                           10,949             0
        Held for sale (at fair value)                    463,848       466,278
        Held for investment (fair values:
          $114,554 at June 30, 2003 and
          $33,168 at December 31, 2002)                  113,720        32,181
                                                     ------------ -------------
          TOTAL SECURITIES                               588,517       498,459

    Loans sold and available for sale                     13,675        13,814

    Loans                                                651,491       688,161
    Less:  Allowance for loan losses                      (6,111)       (6,826)
                                                     ------------ -------------
          NET LOANS                                      645,380       681,335

    Bank premises and equipment, net                      16,748        16,045
    Other assets                                          18,055        21,822
                                                     ------------ -------------
                                                      $1,320,151    $1,281,297
                                                     ============ =============
LIABILITIES
    Deposits                                          $1,075,252    $1,030,540
    Federal funds purchased and securities
        sold under agreements to repurchase,
        maturing within 30 days                           71,919       102,967
    Other borrowings                                      65,000        40,000
    Other liabilities                                      6,410         7,043
                                                     ------------ -------------
                                                       1,218,581     1,180,550



           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)      (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries


                                                       June 30,     December 31,
(Dollars in thousands, except share amounts)             2003          2002
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share,
     authorized 4,000,000 shares, none issued
     or outstanding                                          0               0
  Common stock, par value $.10 per share,
     authorized 22,000,000 shares, issued
     17,104,316 and outstanding 15,328,669
     shares at June 30, 2003, issued 15,549,378
     and outstanding is 13,890,001 shares at
     December 31, 2002.                                  1,710           1,555
  Additional paid-in capital                            26,839          26,994
  Retained earnings                                     92,489          89,960
  Less: Treasury stock
     1,775,647 shares at June 30, 2003
     1,659,377 shares at December 31, 2002             (17,800)        (18,578)
                                                --------------------------------
                                                       103,238          99,931
  Other comprehensive income (loss)                     (1,668)            816
                                                --------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                                         101,570         100,747
                                                --------------------------------
                                                    $1,320,151      $1,281,297
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

                                    Three Months Ended       Six Months Ended
                                       June 30,                    June 30,
                                   ---------------------------------------------
(Dollars in thousands,
 except per share data)              2003       2002         2003        2002
--------------------------------------------------------------------------------
Interest and dividends on
 securities                        $ 3,756     $ 3,864     $ 7,830     $ 7,172
Interest and fees on loans          11,702      14,132      23,684      28,900
Interest on federal funds sold          20         138          41         423
                                   -------------------     -------------------
    TOTAL INTEREST INCOME           15,478      18,134      31,555      36,495

Interest on deposits                   864       1,280       1,767       2,626
Interest on time certificates        2,596       3,854       5,297       8,242
Interest on borrowed money             857         792       1,730       1,642
                                   -------------------     -------------------
TOTAL INTEREST EXPENSE               4,317       5,926       8,794      12,510
                                   -------------------     -------------------

    NET INTEREST INCOME             11,161      12,208      22,761      23,985
Provision for loan losses                0           0           0           0
                                   -------------------     -------------------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES     11,161      12,208      22,761      23,985

Noninterest income
  Securities gains (losses)            (11)        398      (1,168)        464
  Other income                       5,190       4,033      10,561       8,016
                                   -------------------     -------------------
    TOTAL NONINTEREST INCOME         5,179       4,431       9,393       8,480
    TOTAL NONINTEREST EXPENSES      10,805      10,002      21,680      19,770
                                   -------------------     -------------------
    INCOME BEFORE INCOME TAXES       5,535       6,637      10,474      12,695
Provision for income taxes           1,985       2,588       3,701       4,960
                                   -------------------     -------------------
    NET INCOME                     $ 3,550     $ 4,049     $ 6,773     $ 7,735
                                   ===================     ===================

--------------------------------------------------------------------------------

 PER SHARE COMMON STOCK (A):
      Net income diluted            $ 0.23      $ 0.26      $ 0.43      $ 0.49
      Net income basic                0.23        0.26        0.44        0.50

      Cash dividends declared         0.10        0.09        0.20        0.18

Average shares outstanding
   - Diluted                    15,640,582  15,754,263  15,657,015  15,744,891
Average shares outstanding
   - Basic                      15,325,412  15,393,329  15,320,819  15,400,635


--------------------------------------------------------------------------------

(A) Reflects stock split effective August 1, 2003 where one new share was issued for each 10 shares owned.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS      (Unaudited)
--------------------------------------------------------------------------------
Seacoast Banking Corporation of Florida and Subsidiaries

                                                            Six Months Ended
                                                                 June 30,
--------------------------------------------------------------------------------
(Dollars in thousands)                                        2003        2002
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Interest received                                         $ 36,804   $ 38,754
  Fees and commissions received                               10,523      8,193
  Interest paid                                               (8,811)   (12,763)
  Cash paid to suppliers and employees                       (20,470)   (18,786)
  Income taxes paid                                           (4,250)    (5,162)
  Trading securities activity                                 49,062          0
  Change in loans sold and available for sale, net               139      5,696
  Net change in other assets                                   4,380       (190)
                                                             --------   --------
Net cash provided by operating activities                     67,377     15,742

Cash flows from investing activities
  Proceeds from maturity of securities held for sale         148,252    137,227
  Proceeds from maturity of securities held for investment    29,682      1,700
  Proceeds from sale of securities held for sale             111,593     37,288
  Purchase of securities held for sale                      (327,251)  (252,273)
  Purchase of securities held for investment                (111,198)         0
  Net new loans and principal repayments                      35,905     46,821
  Proceeds from the sale of other real estate owned               10         75
  Additions to bank premises and equipment                    (1,620)      (692)
                                                             --------   --------
Net cash used in investing activities                       (114,627)   (29,854)

Cash flows from financing activities
  Net increase (decrease) in deposits                         44,718     (1,174)
  Net decrease in federal funds purchased and
    repurchase agreements                                    (31,048)   (33,206)
  Net increase in other borrowings                            25,000          0
  Exercise of stock options                                      717        469
  Treasury stock acquired                                     (1,118)      (669)
  Dividends paid                                              (3,065)    (2,788)
                                                            --------   --------
Net cash provided by (used in) financing activities           35,204    (37,368)
                                                            --------   --------
Net decrease in cash and cash equivalents                    (12,046)   (51,480)
Cash and cash equivalents at beginning of period              49,822     92,114
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 37,776   $ 40,634
                                                            ========   ========

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries
                                                         Six Months Ended
                                                                June 30,
--------------------------------------------------------------------------------

(Dollars in thousands)                                         2003        2002
                                                   ----------------------------
Reconciliation of Net Income to Cash Provided by
  Operating Activities

Net Income                                                  $  6,773   $  7,735

Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                5,931      3,486
  Trading securities activity                                 49,062          0
  Change in loans sold and available for sale, net               139      5,696
  Securities losses (gains)                                    1,168       (464)
  Gain on sale of loans                                         (224)         0
  Gain on sale of foreclosed assets                               (2)        (2)
  Gain on disposition of fixed assets                              8         (3)
  Change in interest receivable                                  539         17
  Change in interest payable                                     (17)      (253)
  Change in prepaid expenses                                     304        302
  Change in accrued taxes                                       (340)         7
  Change in other assets                                       4,380       (190)
  Change in other liabilities                                   (344)      (589)
                                                            ---------  ---------
Total adjustments                                             60,604      8,007
                                                            ---------  ---------
Net cash provided by operating activities                   $ 67,377   $ 15,742
                                                            =========  =========

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing
     activities:
  Transfers from loans to other real estate owned           $     50   $     73
  Change in net unrealized securities gains                   (3,360)       394
  Transfers from securities held for sale to trading
     securities                                               60,165          0
  Transfers from loans to securities held for sale                 0      6,075
--------------------------------------------------------------------------------
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Mortgage loan commitments can include interest rate locks that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the interest rate locks as free standing derivatives with changes in fair value included in current earnings. Gains (losses) on interest rate lock commitments, which economically are offset by the mortgage forward delivery contracts, represent the change in value from rate-lock inception to the balance sheet date. The gain net of income taxes from these instruments at June 30, 2003 was $104,000.

Hedging Activities: Hedging derivatives that qualify for hedge accounting are recognized on the balance sheet at fair value as either derivative product assets or liabilities with an offset to either current earnings or other comprehensive income, as appropriate. Hedge ineffectiveness, if any, is calculated and recorded in current earnings. The Company is exposed to credit risk in the event of nonperformance by the counter-party that is controlled with credit monitoring procedures.

NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At June 30, 2003 and 2002, comprehensive income was as follows:

                                           Three Months Ended   Six Months Ended
                                               June 30,               June 30,

(Dollars in thousands)                       2003     2002       2003      2002
                                           -------------------------------------
Net income                                $ 3,550  $ 4,049    $ 6,773   $ 7,735
Unrealized loss on cash flow hedge
 (net of tax)                                (291)     --        (349)     --

Unrealized gains (losses) on securities
 (net of tax)                                (941)   1,656     (1,803)       11

Net reclassification adjustment for prior
 unrealized (security gains)losses            378      230       (332)      230
                                            ------------------------------------
Comprehensive income                      $ 2,696  $ 5,935    $ 4,289   $ 7,976

--------------------------------------------------------------------------------


NOTE C - DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or using the discounted cash flow method. The estimated fair value and carrying value of the Company's interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at June 30, 2003, as follows:

                                                 Carrying Value     Fair Value
(Dollars in thousands)                          --------------------------------
Derivative Product Assets
 Interest rate swap which does qualify
   for hedge accounting                             $1,206               $1,206
 Derivative contracts which do not
   qualify for hedge accounting                        104                  104

Derivative Product Liabilities
 Cash flow interest rate swap which
   does qualify for hedge accounting                   568                  568

The above changes in fair value of derivative financial instruments had no effect on net income. A total of $568,000 was recorded to other comprehensive income, net of taxes of $219,000.

NOTE D - EARNINGS PER SHARE DATA

                                     Three Months Ended      Six Months Ended
                                          June 30                 June 30
                                 _______________________________________________
(Dollars in thousands,                2003        2002        2003       2002
except per share data)           _______________________________________________
Basic:
 Net Income                         $3,550      $4,049      $6,773      $7,735
 Average shares outstanding     15,325,412  15,393,329  15,320,819  15,400,635
Basic EPS                           $ 0.23      $ 0.26      $ 0.44      $ 0.50

Diluted:
 Net Income                         $3,550      $4,049      $6,773      $7,735
 Average shares outstanding     15,325,412  15,393,329  15,320,819  15,400,635
 Net effect of dilutive stock
  options - based on treasury
  stock method                     315,170     360,934     336,196     344,256
                                ________________________________________________
Total                           15,640,582  15,754,263  15,657,015  15,744,891

Diluted EPS                         $ 0.23      $ 0.26      $ 0.43      $ 0.49

All per share data reflect the stock split effective August 1, 2003.



NOTE E - ACCOUNTING STANDARDS

On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 ("ARB No. 51"), "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003. The Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER 2003

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the second quarter of 2003 totaled $3,550,000 or $0.23 per share diluted, compared to $3,223,000 or $0.21 per share diluted recorded in the first quarter of 2003 and was lower than the $4,049,000 or $0.26 per share diluted reported in the second quarter of 2002. Profits realized from investment securities sold, net of income taxes, added $244,000 or $0.02 per share diluted to second quarter 2002's results. Note that earnings per share results for the current and prior periods reflect the retroactive application of stock split on Common Stock effective August 15, 2003 for shareholders of record on August 1, 2003. As a result of the stock split, one additional share of common stock will be distributed for every ten shares held. Fractional shares from the split will be paid in cash.

Return on average assets was 1.09 percent and return on average shareholders' equity was 14.08 percent for the second quarter of 2003, compared to first quarter 2003's performance of 1.02 percent and 13.07 percent, respectively, and the prior year's second quarter results of 1.33 percent and 16.76 percent, respectively.

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2003 totaled $11,198,000, $441,000 or 3.8 percent less than for the first quarter of 2003 and $1,062,000 or 8.7 percent lower than for the second quarter of 2002.

Net interest margin on a tax equivalent basis declined 26 basis points to 3.63 percent for the second quarter of 2003 after declining 13 basis points to 3.89 percent in the first quarter of 2003 from fourth quarter 2002. Since December 2000, the Federal Reserve has been aggressive in reducing short-term interest rates. A 50 basis point reduction occurred in December 2000, followed by subsequent reductions totaling 400 basis points in 2001, and reductions of 50 basis points in November 2002 and 25 basis points in May 2003.

During the second half of 2002, the yield curve flattened over 100 basis points. More recently, during the first quarter of 2003 and into the second quarter of 2003, the yield curve flattened again and resulted in accelerated principal repayments of loans and investment securities collateralized by residential properties. Loan payments totaled $66 million for the quarter and $130 million for the first six months. In addition, activity in the Company's securities portfolio was significant during the second quarter, with maturities of securities of $110.6 million (versus $116.4 million in the first quarter of 2003) and purchases totaling $253.8 million (versus $184.7 million in the first quarter of 2003).

These higher principal repayments of loans and investments combined with deposit growth was invested in earning assets at lower rates. The yield on earning assets for the second quarter of 2003 declined 36 basis points to 5.03 percent from first quarter 2003. Decreases in the yield on loans of 5 basis points to
7.00 percent, the yield on securities of 46 basis points to 2.71 percent, and the yield on federal funds sold of 8 basis points to 1.19 percent were recorded during the second quarter of 2003. Average earning assets for the second quarter of 2003 increased $23,912,000 or 2.0 percent when compared to first quarter 2003's average. Average loan balances declined $18,282,000 or 2.6 percent to $671,740,000, while average federal funds sold increased slightly to $6,769,000 and average investment securities increased $42,148,000 or 8.2 percent to $558,122,000. The decline in loans was principally in residential real estate credits, reflecting the low interest rate environment that has provided customers the opportunity to refinance. While residential loan originations totaled over $68 million and $150 million for the quarter and six months, respectively, the majority of residential mortgage loans were sold servicing released to manage interest rate risk and to generate fee income.

The cost of interest-bearing liabilities in the second quarter of 2003 decreased 10 basis points to 1.73 percent from first quarter 2003, with rates for NOW, savings, money market accounts, and certificates of deposit (CDs) decreasing 8, 7, 7, and 16 basis points, respectively. The average aggregated balance for NOW, savings and money market balances increased $19,125,000 or 4.0 percent from the first quarter of 2003 and noninterest bearing deposits increased $9,838,000 or
5.3 percent, while certificates of deposit grew $2,870,000 or 0.8 percent. Growth in low-cost/no cost funding sources reflects the Company's longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.

Year over year the mix of earning assets and interest bearing liabilities has changed. Long term fixed rate residential and commercial loans have declined $91 million over the last twelve months. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 54.3 percent in the second quarter of 2003 compared to 64.9 percent a year ago, while securities increased from 32.3 percent to 45.1 percent and federal funds sold decreased from 2.8 percent to 0.6 percent. While total loans did not increase as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans and lower yielding residential loan balances declining. Average CDs (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 37.4 percent, compared to 40.2 percent in the second quarter of 2002, reflecting diminished funding requirements and allowing for lower rates to be paid on CDs. Approximately $77 million in CDs matured during the second quarter of 2003. An additional $87 million in CDs will mature in the third quarter of 2003, providing further opportunity for these volumes to re-price to lower rates (assuming the Federal Reserve maintains short-term interest rates at existing levels). Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 49.9 percent of interest bearing liabilities, versus 49.8 percent a year ago, favorably affecting deposit mix. Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company's subsidiary, and other borrowings) increased to 12.7 percent of interest bearing liabilities in the second quarter from 10.0 percent a year ago, reflecting an increase in average balances maintained by customers utilizing sweep arrangements and the new FHLB borrowing.

All of this activity was managed in an effort to minimize net interest margin compression while maintaining a neutral to slightly negative one-year static gap.

PROVISION FOR LOAN LOSSES

No provision was recorded in the first or second quarter of 2003 nor in any quarter in 2002 and 2001, reflecting the Company's exceptional credit quality, low nonperforming assets, and slower loan growth. Net charge-offs totaled $715,000 for the first six months of 2003 compared to $132,000 for the same period in 2002. While net charge-offs totaled $435,000 for the second quarter of 2003 (principally due to the complete write-off of a single commercial credit for $439,000), management is not aware of any factors that would significantly impact the Company's credit quality. Net charge-offs annualized as a percent of average loans were at 0.21 percent for the first six months of 2003, compared to
0.03 percent for the same period in 2002 and the total year in 2002. Over the last twelve months the ratio was 0.11 percent.

The Company's loan portfolio mix has been changing as the Company continues to improve its loan portfolio mix by emphasizing higher yield commercial and consumer credits. Recently these changes have also resulted in negative overall loan growth due to rapid prepayments experienced in residential loans. This factor, together with favorable credit loss experience, has made it unneccessary to provide additions to the allowance for loan losses. Restoration of overall loan growth as well as continued changes in the mix of loans may result in increased loan loss provisions in future periods. In addition, a decline in economic activity could impact loss experience resulting in additions to the allowance for loan losses. Management believes that its credit granting process follows a comprehensive and disciplined process that mitigates this risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during economic slowdowns.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. ( See "Nonperforming Assets" and "Allowance for Loan Losses")

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $5,190,000 for the second quarter of 2003, $1,157,000 or 28.6 percent higher than for the same period last year. Noninterest income was favorably impacted by growth in fee-based businesses. Noninterest income accounted for 31.7 percent of net revenue in the second quarter, compared to 24.8 percent a year ago.

The financial market turmoil, which began in late 2000 and carried through into 2001, affected brokerage activities with consumers avoiding the riskier equities markets for more conservative deposit products. Revenues from the Company's financial services businesses rebounded somewhat in 2002, and for the second quarter of 2003 brokerage commissions and fees increased $16,000 or 2.8 percent to $586,000, year over year. Trust income was lower, declining $15,000 or 2.8 percent to $527,000 for the second quarter of 2003. The Company believes it can be successful in its efforts to expand its customer relationships through sales of investment management and brokerage products, including insurance. When financial markets improve, revenue from these products will expand and contribute to future earnings results.

The Company is among the leaders in the production of residential mortgage loans in its market. In 2003, mortgage banking fees totaled $1,223,000 for the second quarter, an increase of $603,000 or 97.3 percent more than a year ago for the second quarter. Further growth in these revenues will be dependent upon the Company's success in achieving additional market penetration, market expansion and expanding sources of fees collected from this business. Recent increases in interest rates may begin to negatively impact these revenues due to a decline in overall mortgage activity in the Company's markets and a shifting of production into portolio based mortgage products.

Greater usage of check cards during the second quarter 2003 by core deposit customers and an increased cardholder base increased interchange income to $320,000, an increase of $68,000 or 27.0 percent from the prior year. VISA and Mastercard have agreed in principle to a reduction in check card interchange rates effective August 1, 2003, which most likely will result in lower fees and income for all financial institutions. The Company estimates that the impact on current monthly fee income from the change in rates would reduce income by approximately $20,000 per month. Other deposit based electronic funds transfer income increased $15,000 or 16.7 percent to $105,000. Service charges on deposits were lower year over year at $1,202,000. Greater analysis fees collected from commercial customers, a result of reduced earnings credits in the current interest rate environment, were more than offset by lower overdraft fees.

Marine finance fees from the sale of marine loans totaled $859,000, an increase of $520,000 from second quarter a year ago. The Company's marine financing division (Seacoast Marine Finance) produced $47.1 million in boat loans during the second quarter of 2003, up $31.1 million year over year. Of the $47.1 million produced, a total of $45.5 million was sold. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California. The Company continues to look for opportunities to expand its market penetration of its marine finance business and recently added seven employees to its production team in California to fully serve the western markets, including Washington and Oregon.

Noninterest  income,  excluding gains and losses from securities sales,  totaled
$10,561,000 for the six-month period ended June 30, 2003, an increase of $2,545,000 or 31.7 percent from the same period last year. As in the quarterly comparison, the more significant increases were in mortgage banking, check card interchange income, and marine finance fees, increasing year over year $1,465,000, $134,000 and $1,160,000, respectively. Year-to-date service charges on deposits and trust income decreased $68,000 and $88,000, respectively.

Losses from the sale of securities totaled $1,157,000 and $11,000 during the first and second quarters of 2003, respectively, compared to gains of $66,000 and $398,000 in 2002. Sales of investments in early 2003 were transacted to restructure the portfolio. Sales in the second quarter of 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return.

NONINTEREST EXPENSES

When compared to 2002, noninterest expenses for the second quarter of 2003 increased by $803,000 or 8.0 percent to $10,805,000. The Company's overhead ratio has decreased over the last several years. However, the 65.9 percent efficiency ratio for the second quarter of 2003 was higher than the 61.4 percent ratio recorded a year ago.

Salaries and wages increased $418,000 or 10.8 percent to $4,273,000 during the second quarter of 2003 compared to the prior year quarter. Commissions on revenue from mortgage banking were $125,000 higher year over year and base salaries increased $346,000 or 10.1 percent. The increase in base salaries included $82,000 for branch personnel in two new offices opened in Palm Beach County in January of this year, $39,000 for commercial lending personnel at the loan production office opened in Jupiter, Florida in August 2002, $32,000 for the Port St. Lucie, Florida WalMart office opened in October 2002, and $79,000 for personnel in California in the marine finance division added in November 2002. Employee benefits increased $149,000 or 14.0 percent to $1,212,000 from the second quarter of 2002. Group health insurance costs were the primary cause for the increase in 2003, up $148,000 year over year.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $73,000 or 5.5 percent to $1,403,000, versus second quarter results last year. Costs related to new locations, specifically the new branches and loan production office in Palm Beach County, an office in California and the Port St. Lucie WalMart, added $131,000 to occupancy expenses and furniture and equipment expenses in 2003 versus a year ago.

Outsourced data processing costs totaled $1,315,000 for the second quarter of 2003, an increase of $130,000 or 11.0 percent from a year ago. The Company utilizes third parties for its core data processing system and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed and increase as the Company's business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Legal and professional costs decreased $85,000 or 18.7 percent to $370,000 when compared to second quarter 2002. Additional legal costs in 2002 were a result of various regulatory and shareholder communications regarding the simplification of the Company's capital structure and a number of changes to its Articles of Incorporation approved by shareholders in 2002.

Other expenses increased $114,000 or 7.4 percent to $1,651,000. The primary increase was in subcontractor fees paid to marine finance solicitors, which increased by $142,000 from a year ago, principally due to the addition of sales staff in California.

Noninterest expenses for the six-month period ending June 30, 2003 were $1,910,000 or 9.7 percent higher, totaling $21,680,000. Changes year over year were as follows: 1) salaries and wages increased $817,000 or 10.7 percent, 2) employee benefits grew $317,000 or 15.0 percent, 3) occupancy and furniture and equipment expenses rose $202,000 or 7.5 percent, on an aggregate basis, 4) outsourced data processing costs increased $170,000 or 7.0 percent, 5) legal and professional fees declined slightly, by $2,000, 6) marketing expenses were $41,000 or 4.0 percent higher, 7) amortization of intangibles remained level, and 8) other expenses increased $365,000 or 12.2 percent.

INCOME TAXES

Income taxes as a percentage of income before taxes were 35.3 percent for the first six months of this year, compared to 39.1 percent in 2002. Beginning in January 2003 the Company formed a subsidiary and transferred certain real estate assets to a real estate investment trust (REIT). As a result, the Company's state income tax liability was reduced.


FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first six months of 2003 was 7.77 percent, compared to 7.81 percent during the first six months of 2002. The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock. In treasury stock at June 30, 2003, there were 1,775,647 shares totaling $17,800,000, compared to 1,569,675 shares or $17,012,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for "well-capitalized" financial institutions is 10%. At June 30, 2003, the Company's ratio was 14.09 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $651,491,000 at June 30, 2003, $86,510,000 or 11.7 percent less than at
June 30, 2002, and $36,670,000 or 5.3 percent less than at December 31, 2002. Higher prepayments of residential mortgage loans has resulted in a decline in the loan portfolio.

At June 30, 2003, the Company's mortgage loan balances secured by residential properties amounted to $224,981,000 or 34.5 percent of total loans (versus $315,218,000 or 42.7 percent a year ago).

During the first six months of 2003, $119.6 million in fixed rate residential mortgage loans were sold, compared to $61.9 million during the first six months a year ago. The Company also sold $90.0 million in marine loans (generated by Seacoast Marine Finance), compared to $24.2 million in the first six months of 2002. Over the past twelve months, $195.2 million in fixed rate residential loans and $146.9 million in marine loans have been sold. The loan sales are without recourse.

The Company's loan portfolio secured by commercial real estate has increased 3.5% over the last twelve months. The Company's commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors. At June 30, 2003, the Company had funded commercial real estate loans totaling $265,666,000 or 40.8 percent of total loans (versus $256,634,000 or 34.8 percent a year ago). The Company's top ten commercial real estate loans aggregated to $86 million at June 30, 2003. At June 30, 2003, funded and unfunded commitments for commercial real estate loans were comprised of the following types of loans:

(In millions)                            Funded   Unfunded   Total
________________________________________________________________________________
Office buildings                       $   36.3  $   0.8  $   37.1
Retail trade                               35.9      0.8      36.7
Land development                           44.1     34.7      78.8
Industrial                                 25.5      4.2      29.7
Healthcare                                 25.4      2.9      28.3
Churches and educational facilities        11.1      4.9      16.0
Recreation                                 12.2      0.5      12.7
Multifamily                                 8.7      4.4      13.1
Mobile home parks                           3.1       --       3.1
Land                                        7.8      2.5      10.3
Lodging                                     3.4       --       3.4
Restaurant                                  2.9      0.1       3.0
Miscellaneous                              49.3      6.8      56.1
                                      _________________________________

Total                                  $  265.7  $  62.6  $  328.3
________________________________________________________________________________
Also increasing, commercial and industrial loans totaled $43,034,000 at June 30, 2003, compared to $35,918,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company's lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Residential lot loans (for private and investor purposes) totaled $13,692,000, residential construction loans totaled $14,198,000 and home equity lines outstanding totaled $9,826,000 at June 30, 2003.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $79,295,000 (versus $99,558,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors. Real estate mortgage lending is an important segment of the Company's lending activities. Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales. At June 30, 2003, approximately $96 million or 42 percent of the Company's residential mortgage loan balances were adjustable, compared to $116 million or 37 percent a year ago.

Approximately $153.0 million of new residential loans were originated in the first six months of 2003 and $119.6 million were sold. Loans secured by residential properties having fixed rates totaled approximately $129 million at June 30, 2003, of which 15- and 30-year mortgages totaled approximately $51 million and $35 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, 15- and 30-year fixed rate residential mortgages at June 30, 2002 totaled approximately $88 million and $70 million, respectively.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $1,000 in net recoveries for the first six months of 2003 compared to $22,000 in net recoveries for all of 2002. The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $79 million and $131 million, respectively, at June 30, 2003, compared to $98 million and $102 million, respectively, a year ago.

At June 30, 2003, the Company had commitments to make loans (excluding unused home equity lines of credit) of $146,299,000, compared to $103,666,000 at June 30, 2002.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,111,000 at June 30, 2003, $791,000 lower than one year earlier and $715,000 lower than at December 31, 2002. During the first half of 2003, net charge-offs of $604,000 on commercial loans and $149,000 on consumer loans were partially offset by recoveries on residential real estate loans, commercial real estate loans, and credit cards of $1,000, $20,000, and $17,000, respectively. Commercial loan charge-offs during the second quarter included a write off of one commercial credit for $439,000. A year ago, net charge-offs of $132,000 were recorded during the first six months.

Management is not aware of any factors that would significantly impact credit quality. Although the allowance balance declined $791,000 over the last twelve months, the ratio of the allowance for loan losses to net loans outstanding remained level at 0.94 percent for June 30, 2003 and 2002, respectively. This ratio was 0.99 percent at December 31, 2002. The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 191.7 percent at June 30, 2003, compared to 366.2 percent at the same date in 2002.

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

Concentration of credit risk may affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company's significant concentration of credit is a collateral concentration of loans secured by real estate. At June 30, 2003, the Company had $528 million in loans secured by real estate, representing 81.1 percent of total loans, down slightly from 81.6 percent at June 30, 2002. In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida. Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level. Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At June 30, 2003, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.50 percent, compared to
0.27 percent one year earlier.

At June 30, 2003, there were no accruing loans past due 90 days or more and OREO totaled $50,000. In 2002 on the same date, there were $11,000 in accruing loans past due 90 days or more and OREO balances of $192,000 were outstanding.

Nonaccrual loans totaled $3,188,000 at June 30, 2003, compared to a balance of $1,874,000 at June 30, 2002. The primary cause for the increase was a single commercial real estate loan totaling approximately $2.0 million added to nonaccrual loans during the second quarter. Nonaccrual loans outstanding at June 30, 2003 that were performing with respect to payments totaled $1,088,000. The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain. Of the amount reported in nonaccrual loans at June 30, 2003, 100 percent is secured with real estate. Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company's subsidiary bank. No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At June 30, 2003, the Company had $10,949,000 or 1.9 percent of total securities designated as trading, $463,848,000 or 78.8 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $113,720,000, representing 19.3 percent of total securities. The Company's securities portfolio increased $207,490,000 or 54.5 percent from June 30, 2002 and $90,058,000 or 18.1 percent from December 31, 2002. Maturities and sales of securities of $227.0 million and $111.6 million, respectively, and purchases totaling $438.4 million were transacted during the first six months of 2003. Securities activity reflects an effort to restructure the Company's investment portfolio for better performance in the current interest rate environment. The restructuring was necessary due to increased prepayments of collateralized mortgage obligations, which resulted in unacceptable asset sensitivity, accelerated premium amortization and a decline in investment portfolio yield.

Management controls the Company's interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested. At June 30, 2003, the duration of the portfolio was 0.84 years. The average duration of the investment portfolio increases to a range of 1 to 3 years should interest rates increase 50 to 150 basis points.

Unrealized net securities losses of $2,026,000 at June 30, 2003, compared to net gains of $3,368,000 at June 30, 2002 and $2,320,000 at December 31, 2002. A
shifting yield curve affected the market value of the securities portfolio during the first six months of 2003.

Company management considers the overall quality of the securities portfolio to be high. No securities are held which are not traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $61,280,000 or 6.0 percent to $1,075,252,000 at June 30, 2003, compared to one year earlier. Certificates of deposits decreased $6,039,000 or 1.6 percent to $372,723,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $38,679,000 or 8.4 percent to $497,930,000, and noninterest bearing demand deposits increased $28,640,000 or 16.3 percent to $204,599,000. The Company's success in marketing desirable products in this environment, in particular its tiered money market and Money Manager product offerings, enhanced growth in lower cost interest bearing deposits.

Repurchase agreement balances increased over the past twelve months by $9,421,000 or 24.5 percent to $47,919,000 at June 30, 2003. Repurchase agreements are offered by the Company's subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes. While the number of sweep repurchase accounts declined from 101 a year ago to 98 at June 30, 2003, with some customers closing sweep repurchase relationships due to the low interest rate environment and diminished benefit of utilizing a sweep repurchase agreement, and choosing to maintain balances in traditional deposit
products,   remaining   repurchase  agreement  customers  have  increased  their
balances.

During the first quarter of 2003, a $25 million adjustable rate borrowing tied to LIBOR with a three-year term (maturing on January 30, 2006) was acquired. As a result, at June 30, 2003, other borrowings were $25,000,000 or 62.5 percent higher than a year ago. Totaling $65,000,000, these borrowings are entirely comprised of funding from the Federal Home Loan Bank (FHLB).

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points. The Company's ALCO model simulations indicate net interest income would decrease 2.0 percent if interest rates gradually rise 200 basis points over the next twelve months. While management places a lower probability on significant rate declines after the 50 basis point reduction in November 2002 and 25 basis point reduction in May 2003, the model simulation indicates net interest income would decrease zero (0.0) percent and 2.3 percent over the next twelve months given a gradual decline in interest rates of 100 and 200 basis points, respectively. It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On June 30, 2003, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 4.4 percent compared to 14.8 percent at year-end 2002.

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

Disclosures intended to facilitate a reader's understanding of the possible and likely events or uncertainties known to management that could have a material impact on the reported financial information of the Company related to the most critical accounting estimates are as follows:

Allowance and Provision for Loan Losses

The information contained on pages 14 and 17 - 20 related to the "Provision for Loan Losses", "Loan Portfolio", "Allowance for Loan Losses" and "Nonperforming Assets" is intended to describe the known trends, events and uncertainties which could materially impact the company's accounting estimates.

Securities Trading and Available for Sale

The fair value of trading securities at June 30, 2003 was $10,949,000. The fair value of the available for sale portfolio at June 30, 2003 was less than historical amortized cost, producing net unrealized losses of $2,026,000. The fair value of each security was obtained from independent pricing sources utilized by many financial institutions. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio and realized losses for the trading portfolio.

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

Value of Goodwill

Beginning January, 1, 2002, the Company's goodwill is no longer amortized, but tested for impairment. The amount of goodwill at June 30, 2003 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company's market. The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years. Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company's markets. There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at June 30, 2003.

Mortgage Servicing Rights

A large portion of the Company's loan production involves loans for 1-4 family residential properties. As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities. As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments. In accordance with FAS No. 140, the Company records an asset (mortgage servicing rights) at the fair value of those rights. At June 30, 2003, the total estimated fair value of those rights was $413,000. The fair value of the mortgage servicing rights is based on judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures. These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly. Impairment, if any, is recognized through a valuation allowance and charged against current earnings.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold. The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2003, the Company had available lines of credit of $66,600,000. The Company had $390,705,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements. At June 30, 2002, the amount of securities available and not pledged was $279,817,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $37,776,000 at June 30, 2003 as compared to $40,634,000 at June 30, 2002. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio. The Company believes its liquidity to be strong and stable.

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

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.0 percent versus the EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 12.7 percent versus the EVE in a stable rate environment.

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

The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of June 30, 2003 and concluded that those disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The 2003 Annual Meeting of Shareholders was held on May 1, 2003.

(b) Four Class I directors and two Class III reported to the Commission in the 2003 Proxy statement were elected.

(c)  The following matters were voted upon at the meeting:

     (1) Proposal 1 - The election of four (4) Class I directors to serve until the 2006 Annual Meeting of Shareholders and two (2) Class III directors to serve until the 2005 Annual Meeting of Shareholders have been elected and qualified. Out of 13,274,827 votes represented at the meeting, the number of votes cast for and against (or withheld) their election were 12,972,100 (97.7%) and 302,727, respectively. All of the directors were elected.

     (2) Proposal 2 - The approval of an amendment to Article VII of the Company's Articles of Incorporation clarifying the intent that, upon the approval of (i) 66-2/3% of the Whole Board of Directors, and (ii) a majority of the Continuing Directors, the vote of only a majority of Voting Shares would be needed to approve business combinations. Out of the 13,949,905 votes entitled to be cast 9,690,106 votes (69.5%) were cast in favor of the amendment and 2,250,820 were cast against the amendment. The amendment was approved.

     (3) Proposal 3 - The granting of discretionary authority to vote to adjourn the Meeting for up to 120 days if there are not sufficient shares voted at the Meeting, in person or by proxy, to approve Proposal 2. Out of 13,274,827 votes represented at the meeting the number of votes cast in favor and against Proposal 3 were 11,542,912 (87.0%) and 1,493,539. The proposal was approved.


Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 99.1  Certification  of the Chief  Executive  Officer  Pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2  Certification  of the Chief  Financial  Officer  Pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.3  Certification  of the Chief Executive  Officer Pursuant to 18
          U.S.C.   Section  1350,   Adopted  Pursuant  to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

     Exhibit 99.4  Certification  of the Chief Financial  Officer Pursuant to 18
          U.S.C.   Section  1350,   Adopted  Pursuant  to  Section  906  of  the
          Sarbanes-Oxley Act of 2002.

Form 8-K filed on April 16, 2003

On April 16, 2003, the Registrant announced its financial results for the first quarter ended March 31, 2003. A copy of the press release is attached to the Form 8-K. On April 16, 2003, the Registrant held an investor conference call to discuss financial results.

Form 8-K  filed on May 1, 2003

On May 1, 2003, the Registrant's shareholders elected all nominees for its board of directors. Shareholders also approved an amendment to the Registrant's Articles of Incorporation that will allow the Company to enter into business combinations approved by the board of directors without a supermajority vote as previously required. Business combinations will now require a vote of only a simple majority of the outstanding shares entitled to vote if the business combination is approved by 66-2/3% of the board of directors and a majority of continuing directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    SEACOAST BANKING CORPORATION OF FLORIDA





August 13, 2003                       /s/ Dennis S. Hudson, III
                                            DENNIS S. HUDSON, III
                                            President &
                                            Chief Executive Officer


August 13, 2003                       /s/ William R. Hahl
                                            WILLIAM R. HAHL
                                            Executive Vice President &
                                            Chief Financial Officer