Form 10-Q/A
period 2003-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2003-08-19
CIK 730708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

Seacost Banking Corporation of Florida (the "Company") filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Form 10-Q") with the Securities and Exchange Commission on May 14, 2003. This amendment to the Form 10-Q is being filed to include certain certifications as separate exhibits (Exhibits No. 99-1, 99-2, 99-3, and 99-4). In the original filing, the certifications herein referred to as Exhibits No. 99-1 and 99-2 were not filed as separate documents and the certifications herein referred to as Exhibits No. 99-3 and 99-4 were inadvertently omitted. For the convenience of the reader, the Company is refiling the entire Form 10-Q. No modifications have been made to the Form 10-Q except as described above.

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

Part I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS       (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

                                                   March 31,       December 31,
(Dollars in thousands)                               2003              2002
--------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                     $   63,534         $   49,571
    Federal funds sold and interest
     bearing deposits                               30,990                251
    Securities:
        Trading (at fair value)                     43,719                  0
        Held for sale (at fair value)              440,185            466,278
        Held for investment (fair values:
          $20,605 at March 31, 2003 and
          $33,168 at December 31, 2002)             19,998             32,181
                                                --------------------------------
          TOTAL SECURITIES                         503,902            498,459

    Loans sold and available for sale               11,696             13,814
    Loans                                          661,536            688,161
    Less:  Allowance for loan losses                (6,546)            (6,826)
                                                --------------------------------
          NET LOANS                                654,990            681,335
    Bank premises and equipment, net                16,036             16,045
    Other assets                                    16,678             21,822
                                                --------------------------------
                                                $1,297,826         $1,281,297
                                                ================================
LIABILITIES
    Deposits                                    $1,060,591         $1,030,540
    Federal funds purchased and securities
     sold under agreements to repurchase,
     maturing within 30 days                        65,241            102,967
    Other borrowings                                65,000             40,000

    Other liabilities                                6,468              7,043
                                                --------------------------------
                                                 1,197,300          1,180,550

SHAREHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share,
    authorized 4,000,000 shares, none issued
    or outstanding                                       0                  0
  Common stock, par value $0.10 per share,
    authorized 22,000,000 shares, issued
    15,549,378 and outstanding 13,928,951
    shares at March 31, 2003, issued 15,549,378
    and outstanding 13,890,001 at December 31,
    2002                                             1,555              1,555
  Additional paid-in capital                        26,994             26,994
  Retained earnings                                 90,533             89,960
  Less: Treasury stock
    1,620,427 shares at March 31, 2003
    1,659,377 shares at December 31, 2002          (17,916)           (18,578)
                                                --------------------------------
                                                   101,166             99,931
Other comprehensive income (loss)                     (640)               816
                                                --------------------------------
      TOTAL SHAREHOLDERS'
        EQUITY                                     100,526            100,747
                                                --------------------------------
                                                $1,297,826         $1,281,297
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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)            2003            2002
--------------------------------------------------------------------------------
Interest and dividends on securities                 $ 4,074            $ 3,308
Interest and fees on loans                             11,982            14,768
Interest on federal funds sold                             21               285
                                                  ------------------------------
    TOTAL INTEREST INCOME                              16,077            18,361
Interest on deposits                                      903             1,346
Interest on time certificates                           2,701             4,388
Interest on borrowed money                                873               850
                                                  ------------------------------
    TOTAL INTEREST EXPENSE                              4,477             6,584
                                                  ------------------------------
      NET INTEREST INCOME                              11,600            11,777
Provision for loan losses                                   0                 0
                                                  ------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                      11,600            11,777
Noninterest income
  Securities gains (losses)                            (1,157)               66
  Other income                                          5,371             3,983
                                                  ------------------------------
    TOTAL NONINTEREST INCOME                            4,214             4,049
    TOTAL NONINTEREST EXPENSES                         10,875             9,768
                                                  ------------------------------
      INCOME BEFORE INCOME TAXES                        4,939             6,058
Provision for income taxes                              1,716             2,372
                                                  ------------------------------
      NET INCOME                                      $ 3,223           $ 3,686
                                                  ==============================

--------------------------------------------------------------------------------
PER SHARE COMMON STOCK:
     Net income diluted                                $ 0.23            $ 0.26
     Net income basic                                    0.23              0.26

     Cash dividends declared                             0.11              0.10

Average shares outstanding - Diluted               14,248,755        14,304,921

Average shares outstanding - Basic                 13,923,795        14,007,291
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


NOTE B - COMPREHENSIVE INCOME

Under FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," the Company is required to report a measure of all changes in equity, not only reflecting net income but certain other changes as well. At March 31, 2003 and 2002, comprehensive income was as follows:

                                                            Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                      2003          2002

Net Income                                                 $3,223        $3,686
Unrealized loss on cash flow hedge (net of tax)               (58)           --
Unrealized gains (losses) on securities (net of tax)       (1,105)       (1,645)
Net reclassification adjustment for prior unrealized
   security gains                                            (293)           --
                                                           -------       -------
Comprehensive Income                                       $1,767        $2,041

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

Part II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit  31.1  Certification  of the Chief  Executive  Officer  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit  31.2  Certification  of the Chief  Financial  Officer  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

     Exhibit 32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No reports on Form 8-K were filed for the thre-month period ended march 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SEACOAST BANKING CORPORATION OF FLORIDA





August 19, 2003                          /s/ Dennis S. Hudson, III
                                         -------------------------
                                         DENNIS S. HUDSON, III
                                         President & Chief Executive Officer


August 19, 2003                          /s/ William R. Hahl
                                         -------------------
                                         WILLIAM R. HAHL
                                         Executive Vice President &
                                         Chief Financial Officer