Form 10-Q
period 2003-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2003-11-14
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2003	Commission file No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA (Exact name of registrant as specified in its charter)

Florida	59-2260678
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number

815 Colorado Avenue, Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

(772) 287-4000
(Registrant’s telephone number, including area code)

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

YES [X]

NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2003:

Common Stock, $.10 Par Value - 15,325,274 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

September 30, 2003 and December 31, 2002

3 - 4

Condensed consolidated statements of income -

Three months and nine months ended September 30,

2003 and 2002

5

Condensed consolidated statements of cash flows -

Nine months ended September 30, 2003 and 2002

6 - 7

Notes to condensed consolidated financial

statements

8 -11

Item 2

Management's Discussion and Analysis of Financial

Condition and Results of Operations

12 - 25

Item 3

Quantitative and Qualitative Disclosures about Market Risk

26

Item 4

Evaluation of Disclosure Controls and Procedures

27

Part II

OTHER INFORMATION

Item 6

Exhibits and Reports on Form 8-K

28

SIGNATURES

29

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS                          (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits	$ 40,919 255	$ 49,571 251
Securities:
Trading (at fair value) Held for sale (at fair value) Held for investment (fair values: $100,374 at September 30, 2003 and $33,168 at December 31, 2002)	6,531 471,995 100,201	0 466,278 32,181
TOTAL SECURITIES Loans sold and available for sale	578,727 6,162	498,459 13,814
Loans Less: Allowance for loan losses	664,091 (6,140)	688,161 (6,826)
NET LOANS	657,951	681,335
Bank premises and equipment, net Other real estate owned Other assets	16,777 2,029 16,611	16,045 8 21,814
	$1,319,431	$1,281,297
LIABILITIES
Deposits	$1,080,992	$1,030,540
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	63,746	102,967
Other borrowings	65,000	40,000
Other liabilities	6,217	7,043
	1,215,955	1,180,550

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS  (continued)      (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2003	December 31, 2002
SHAREHOLDERS' EQUITY

  Preferred stock, par value $1.00 per share,

     authorized 4,000,000 shares, none issued

     or outstanding

  Common stock, par value $.10 per share,

     authorized 22,000,000 shares, issued

     17,103,647 and outstanding 15,325,274

     shares at September 30, 2003, issued 15,549,378

     and outstanding is 13,890,001 shares at

     December 31, 2002.

Additional paid-in capital

  Retained earnings

  Less: Treasury stock

    1,778,373 shares at September 30, 2003

    1,659,377 shares at December 31, 2002

	0 1,710 26,839 93,901 (17,841)	0 1,555 26,994 89,960 (18,578)
	104,609	99,931
Other comprehensive income (loss)	(1,133)	816
TOTAL SHAREHOLDERS' EQUITY	103,476	100,747
	$1,319,431	$1,281,297

Note  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.  See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Interest and dividends on securities Interest and fees on loans Interest on federal funds sold	$ 3,719 10,997 18	$ 3,662 13,643 43	$ 11,549 34,681 59	$ 10,834 42,543 466
TOTAL INTEREST INCOME	14,734	17,348	46,289	53,843
Interest on deposits Interest on time certificates Interest on borrowed money	759 2,380 801	1,261 3,526 728	2,526 7,677 2,531	3,887 11,768 2,370
TOTAL INTEREST EXPENSE	3,940	5,515	12,734	18,025
NET INTEREST INCOME Provision for loan losses	10,794 0	11,833 0	33,555 0	35,818 0
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,794	11,833	33,555	35,818
Noninterest income Securities gains (losses) Other income	(4) 4,892	(9) 3,854	(1,172) 15,453	455 11,870
TOTAL NONINTEREST INCOME	4,888	3,845	14,281	12,325
TOTAL NONINTEREST EXPENSES	10,668	9,921	32,348	29,691
INCOME BEFORE INCOME TAXES Provision for income taxes	5,014 1,599	5,757 2,250	15,488 5,300	18,452 7,210
NET INCOME	$ 3,415	$ 3,507	$ 10,188	$ 11,242

PER SHARE COMMON STOCK (A): Net income diluted Net income basic Cash dividends declared	$ 0.22 0.22 0.13	$ 0.22 0.23 0.09	$ 0.65 0.66 0.33	$ 0.71 0.73 0.27

Average shares outstanding - Diluted Average shares outstanding - Basic	15,620,117 15,326,353	15,709,955 15,320,082	15,644,581 15,322,684	15,733,118 15,373,489

(A) Reflects 10% stock dividend paid as a stock split effective August 1, 2003.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2003	2002

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Change in loans sold and available for sale, net

  Net change in other assets

	$ 53,621 15,587 (12,792) (31,363) (5,804) 68,135 7,652 5,855	$ 57,839 12,253 (18,321) (27,075) (6,951) 0 4,818 153
Net cash provided by operating activities	100,891	22,716

Cash flows from investing activities

  Proceeds from maturity of securities held for sale

  Proceeds from maturity of securities held for investment

  Proceeds from sale of securities held for sale

  Purchase of securities held for sale

  Purchase of securities held for investment

  Net new loans and principal repayments

  Proceeds from the sale of other real estate owned

  Additions to bank premises and equipment

	228,847 90,543 141,766 (461,732) (158,377) 21,305 78 (2,097)	207,237 2,082 37,279 (313,939) 0 65,882 75 (2,131)
Net cash used in investing activities	(139,667)	(3,515)

Cash flows from financing activities

  Net increase (decrease) in deposits

  Net decrease in federal funds purchased and

    repurchase agreements

  Net increase in other borrowings

  Exercise of stock options

  Treasury stock acquired

  Dividends paid

	49,849 (39,221) 25,000 717 (1,160) (5,057)	(8,192) (35,849) 0 520 (2,159) (4,178)
Net cash provided by (used in) financing activities	30,128	(49,858)
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period	(8,648) 49,822	(30,657) 92,114
Cash and cash equivalents at end of period	$ 41,174	$ 61,457

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2003	2002

Reconciliation of Net Income to Cash Provided by

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by operating activities

  Depreciation and amortization

  Trading securities activity

  Change in loans sold and available for sale, net

  Securities losses (gains)

  Gain on sale of loans

  Gain on sale of foreclosed assets

  Losses (gains) on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$10,188 8,432 68,135 7,652 1,172 (143) (20) 15 677 (58) 293 (183) 5,855 (1,124)	$11,242 5,738 0 4,818 (455) 0 (2) (3) 243 (296) 407 569 153 302
Total adjustments	90,703	11,474
Net cash provided by operating activities	$100,891	$22,716

Supplemental disclosure of noncash investing

     activities:

  Transfers from loans to other real estate owned

  Change in net unrealized securities gains

  Transfers from securities held for sale to trading securities

  Transfers from loans to securities held for sale

	$ 2,079 (2,744) 74,905 0	$ 73 (107) 0 6,075

      See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Use of Estimates:  The preparation of these financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

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

Mortgage loan commitments can include interest rate locks that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria.  The Company classifies and accounts for the interest rate locks as free standing derivatives with changes in fair value included in current earnings.  Gains (losses) on interest rate lock commitments, which economically are offset by the mortgage forward delivery contracts, represent the change in value from rate-lock inception to the balance sheet date.  The gain from these instruments at September 30, 2003 was $85,000.

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

NOTE B - COMPREHENSIVE INCOME

At September 30, 2003 and 2002, comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2003	2002	2003	2002

Net income	$3,415	$3,507	$10,188	$11,242
Unrealized gain (loss) on cash flow hedge (net of tax)	47	--	(302)	--
Unrealized gains (losses) on securities (net of tax)	266	(302)	(1,315)	(291)
Net reclassification adjustment for prior unrealized security gains (losses) included in earnings	222	--	(332)	230

Comprehensive income	$ 3,950	$ 3,205	$ 8,239	$11,181

NOTE C – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or using the discounted cash flow method.  The estimated fair value and carrying value of the Company’s interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at September 30, 2003, as follows:

(Dollars in thousands)	Carrying Value	Fair Value

Derivative Product Assets
Interest rate swap which does qualify for hedge accounting	$615	$615
Derivative contracts which do not qualify for hedge accounting	85	85
Derivative Product Liabilities
Cash flow interest rate swap which does qualify for hedge accounting	492	492

The above changes in fair value of derivative financial instruments had no effect on net income.  A total of $492,000 was recorded to other comprehensive income, net of taxes of $190,000 for the nine months ended September 30, 2003.

NOTE D – EARNINGS PER SHARE DATA

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Basic:
Net Income	$3,415	$3,507	$10,188	$11,242
Average shares outstanding	15,326,353	15,320,082	15,322,684	15,373,489
Basic EPS	$0.22	$0.23	$0.66	$0.73

Diluted:
Net Income	$3,415	$3,507	$10,188	$11,242
Average shares outstanding	15,326,353	15,320,082	15,322,684	15,373,489
Net effect of dilutive stock options – based on treasury stock method	293,764	389,873	321,897	359,629

TOTAL	15,620,117	15,709,955	15,644,581	15,733,118

Diluted EPS	$0.22	$0.22	$0.65	$0.71

All per share data reflects a 10% stock dividend paid as a stock split effective August 1, 2003.

NOTE E – ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities.  FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN No. 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for variable interest entities created prior to February 1, 2003.  The requirements of FIN No. 46 have not had a material impact on the Company’s financial statements.

On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on the Company’s financial statements.

On July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances).  This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003, and did not have a material impact on the Company’s financial statements.

NOTE F – CONTINGENCIES

The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which they are engaged.  Among these, the Company has learned that claims may be filed against its bank subsidiary with respect to a deposit account that allegedly was utilized by a former customer to improperly cash checks (the “Check Claims”).  The Company’s management has been reviewing the Check Claims with its counsel and its insurers, and while the ultimate outcome of the Check Claims cannot be predicted and no possible range of loss can be estimated, management presently believes that none of the legal proceedings to which it is a party, including the Check Claims, are likely to have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER 2003

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the third quarter of 2003 totaled $3,415,000 or $0.22 per share diluted, compared to $3,550,000 or $0.23 per share diluted in the second of 2003, $3,223,000 or $0.21 per share diluted recorded in the first quarter of 2003 and was slightly lower than the $3,507,000 or $0.22 per share diluted reported in the third quarter of 2002.  Note that earnings per share results for the current and prior periods reflect the retroactive application of the stock split on Common Stock effective August 15, 2003 for shareholders of record on August 1, 2003.  As a result of the stock split, one additional share of Common Stock was distributed for every ten shares held.  Fractional shares from the split were paid in cash.

Return on average assets was 1.04 percent and return on average shareholders' equity was 13.27 percent for the third quarter of 2003, compared to second quarter 2003’s results of 1.09 percent and 14.08 percent, respectively, first quarter 2003's performance of 1.02 percent and 13.07 percent, respectively, and the prior year's third quarter results of 1.17 percent and 14.19 percent, respectively.

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2003 totaled $10,830,000, $368,000 or 3.3 percent less than for the second quarter of 2003 and $1,049,000 or 8.8 percent lower than for the third quarter of 2002.

Net interest margin on a tax equivalent basis declined 19 basis points to 3.44 percent for the third quarter of 2003 after declining 26 basis points to 3.63 percent in the second quarter of 2003 from first quarter 2003, and declining 13 basis points to 3.89 percent in the first quarter of 2003 from fourth quarter 2002.

During the first quarter of 2003 and into the second quarter of 2003, the yield curve flattened and resulted in accelerated principal repayments of loans and investment securities collateralized by residential properties.  While the yield curve steepened slightly during the third quarter of 2003, prepayments remained significant.   Loan payments totaled $53 million for the third quarter of 2003, versus $66 million and $64 million in the second and first quarter of 2003, respectively.  In addition, activity in the Company’s securities portfolio was significant during the third quarter, with maturities of securities of $160.5 million (versus $110.6 million in the second quarter of 2003 and $116.4 million in the first quarter of 2003) and purchases totaling $181.6 million (versus $253.8 million in the second quarter of 2003 and $184.7 million in the first quarter of 2003).

These higher principal repayments of loans and investments combined with deposit growth were invested in earning assets at lower rates. The yield on earning assets for the third quarter of 2003 declined 34 basis points to 4.69 percent from second quarter 2003.   Decreases in the yield on loans of 40 basis points to 6.60 percent, the yield on securities of 13 basis points to 2.58 percent, and the yield on federal funds sold of 21 basis points to 0.98 percent were recorded during the third quarter of 2003.  Average earning assets for the third quarter of 2003 increased $11,898,000 or 1.0 percent compared to second quarter 2003.  Average loan balances declined $9,315,000 or 1.4 percent to $662,425,000, while average investment securities increased $20,717,000 or 3.7 percent to $578,839,000.  The decline in loans was principally in residential real estate credits, reflecting the low interest rate environment that has provided customers the opportunity to refinance.  While residential loan originations totaled over $55 million and $209 million for the quarter and nine months, respectively, the majority of residential mortgage loans were sold servicing released to manage interest rate risk and to generate fee income.

The cost of interest-bearing liabilities in the third quarter of 2003 decreased 15 basis points to 1.58 percent from second quarter 2003, with rates for NOW, savings, money market accounts, and certificates of deposit (CDs) decreasing 11, 4, 12, and 17 basis points, respectively.  The average aggregated balance for NOW, savings and money market balances increased $5,737,000 or 1.1 percent from the second quarter of 2003 and noninterest bearing deposits increased $9,289,000 or 4.7 percent, while certificates of deposit declined $9,585,000 or 2.6 percent.  Growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.

Year over year the mix of earning assets and interest bearing liabilities has changed.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 53.0 percent in the third quarter of 2003 compared to 65.6 percent a year ago, while securities increased from 33.5 percent to 46.4 percent and federal funds sold decreased from 0.9 percent to 0.6 percent.  While total loans did not increase as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial and consumer volumes increasing as a percentage of total loans and lower yielding residential loan balances declining.  Average CDs (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 37.0 percent, compared to 41.3 percent in the third quarter of 2002, reflecting diminished funding requirements and allowing for lower rates to be paid on CDs.  Approximately $87 million in CDs matured during the third quarter of 2003.  An additional $95 million in CDs will mature in the fourth quarter of 2003, providing further opportunity for these volumes to re-price to lower rates (assuming the Federal Reserve maintains short-term interest rates at existing levels).  Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 51.3 percent of interest bearing liabilities, versus 50.4 percent a year ago, favorably affecting deposit mix.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, and other borrowings) increased to 11.7 percent of interest bearing liabilities in the third quarter from 8.3 percent a year ago, reflecting an increase in average balances maintained by customers utilizing sweep arrangements and the new FHLB borrowing.

All of this activity was managed in an effort to minimize net interest margin compression while maintaining a slightly negative one-year static gap.

PROVISION FOR LOAN LOSSES

No provision was recorded in the first, second or third quarter of 2003 nor in any quarter in 2002, reflecting the Company’s exceptional credit quality, low nonperforming assets, and slower loan growth.  Net charge-offs totaled $686,000 for the first nine months of 2003 (principally due to the complete write-off of a single commercial credit for $439,000 in the second quarter) compared to $201,000 for the same period in 2002.  Net recoveries of $29,000 were recorded for the third quarter of 2003.  Net charge-offs annualized as a percent of average loans were at 0.14 percent for the first nine months of 2003, compared to 0.04 percent for the same period in 2002 and 0.03 percent for the total year in 2002.  Over the last twelve months the ratio was 0.10 percent.

The Company’s loan portfolio mix has been changing as a result of the sale of 1-4 family residential loans and increasing the number of higher yield commercial and consumer credits.  These changes have resulted in negative overall average loan growth due to rapid prepayments experienced in residential loans.  This factor, together with favorable credit loss experience, has made it unnecessary to provide additions to the allowance for loan losses.  Restoration of overall loan growth, as well as continued changes in the mix of loans, may result in loan loss provisions in future periods.  (See “Loan Portfolio”.)  In addition, a decline in economic activity could impact loss experience resulting in additions to the allowance for loan losses.  Management believes that its credit granting process follows a comprehensive and disciplined approach that mitigates this risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during all economic cycles.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. (see “Nonperforming Assets” and “Allowance for Loan Losses”.)

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $4,892,000 for the third quarter of 2003, $1,038,000 or 26.9 percent higher than for the same period last year.  Noninterest income was favorably impacted by growth in fee-based businesses.  Noninterest income accounted for 31.2 percent of net revenue in the third quarter, compared to 24.6 percent a year ago.

The financial market turmoil, which began in late 2000 and carried through into 2001, affected brokerage activities with consumers avoiding the riskier equities markets for more conservative deposit products.  Revenues from the Company’s financial services businesses rebounded somewhat in 2002, but for the third quarter of 2003 brokerage commissions and fees decreased $99,000 or 21.4 percent to $364,000, year over year.  Trust income was lower as well, declining $41,000 or 7.7 percent to $494,000 for the third quarter of 2003.  The Company believes it can be successful in its efforts to expand its customer relationships through sales of investment management and brokerage products, including insurance.  When financial markets improve, revenue from these businesses should expand and contribute to future earnings results.

The Company is among the leaders in the production of residential mortgage loans in its market.  In 2003, mortgage banking fees totaled $1,098,000 for the third quarter, an increase of $468,000 or 74.3 percent more than a year ago for the third quarter.  Further growth in these revenues will be dependent upon the Company’s success in achieving additional market penetration, market expansion and expanding sources of fees collected from this business.  Recent increases in interest rates may begin to negatively impact these revenues due to a decline in overall mortgage activity in the Company’s markets and a shifting of production into portfolio based mortgage products.

Greater usage of check cards during the third quarter 2003 by core deposit customers and an increased cardholder base increased interchange income to $301,000, an increase of $48,000 or 19.0 percent from the prior year.  VISA and MasterCard have agreed in principle to a reduction in check card interchange rates effective August 1, 2003, which will result in lower fees and income for all financial institutions.  The Company estimates that the impact on current monthly fee income from the change in rates reduces income by approximately $20,000 per month.  Other deposit based electronic funds transfer income increased $18,000 or 20.5 percent to $106,000.  Service charges on deposits were 3.2 percent lower year over year at $1,279,000.  Increased service charge fees collected from a growing commercial customer deposit base were more than offset by lower overdraft fees.

Marine finance fees from the sale of marine loans totaled $903,000, an increase of $714,000 from third quarter a year ago.  The Company’s marine finance division (Seacoast Marine Finance) produced $54.5 million in marine loans during the third quarter of 2003, up $38.4 million year over year.  Of the $54.5 million produced, a total of $48.4 million was sold.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.  The Company continues to look for opportunities to expand its market penetration of its marine finance business and in November 2002 added seven employees to its production team in California to better serve the western markets, including Washington and Oregon.

Noninterest income, excluding gains and losses from securities sales, totaled $15,453,000 for the nine months ended September 30, 2003, an increase of $3,583,000 or 30.2 percent from the same period last year. As in the quarterly comparison, the more significant increases were in mortgage banking, check card interchange income, and marine finance fees, increasing year over year $1,933,000, $182,000 and $1,874,000, respectively.  Year-to-date service charges on deposits, brokerage commission and fees,  and trust income decreased $110,000, $206,000 and $129,000, respectively.

Losses from the sale of securities totaled $1,157,000, $11,000 and $4,000 during the first, second  and third quarters of 2003, respectively, compared to gains of $66,000 and $398,000 in the first and second quarter of 2002, and $9,000 in losses in the third quarter of 2002.  Sales of investments in early 2003 were transacted to restructure the portfolio.  Sales in the second quarter of 2002 were transacted to realize appreciation on securities that management believed had reached their maximum potential total return.

NONINTEREST EXPENSES

When compared to 2002, noninterest expenses for the third quarter of 2003 increased by $747,000 or 7.5 percent to $10,668,000.  The Company's overhead ratio has decreased over the last several years.  However, the 67.9 percent efficiency ratio for the third quarter of 2003 was higher than the 63.1 percent ratio recorded a year ago, as a result of the market expansion into Palm Beach County.

Salaries and wages increased $274,000 or 6.5 percent to $4,214,000 during the third quarter of 2003 compared to the prior year quarter.  Base salaries increased $360,000 or 10.1 percent.  The increase in base salaries included $82,000 for branch personnel in two new offices opened in Palm Beach County in January of this year, $31,000 for the Port St. Lucie, Florida Wal-Mart office opened in October 2002, and $72,000 for personnel in California in the marine finance division added in November 2002.  Employee benefits increased $59,000 or 5.5 percent to $1,123,000 from the third quarter of 2002.  Group health insurance costs were the primary cause for the increase in 2003, up $73,000 year over year.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $94,000 or 7.0 percent to $1,428,000, versus third quarter results last year.  Costs related to new locations, specifically the new branches in Palm Beach County, an office in California and the Port St. Lucie Wal-Mart, added $105,000 to occupancy expenses and furniture and equipment expenses in 2003 versus a year ago.

Outsourced data processing costs totaled $1,367,000 for the third quarter of 2003, an increase of $184,000 or 15.6 percent from a year ago.  The Company utilizes third parties for its core data processing system and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed and increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Legal and professional costs decreased $28,000 or 7.6 percent to $339,000 when compared to third quarter 2002.

Amortization of intangibles declined $39,000 or 61.9 percent to $24,000 and will be zero on a prospective basis.  Deposit based intangible related to acquired institutions have been fully amortized.

Other expenses increased $209,000 or 14.6 percent to $1,637,000.  The primary increase was in subcontractor fees paid to marine finance solicitors, which increased by $145,000 from a year ago, principally due to the addition of sales staff in California.

Noninterest expenses for the nine-month period ending September 30, 2003 were $2,657,000 or 8.9 percent higher, totaling $32,348,000.  Changes year over year were as follows: 1) salaries and wages increased $1,091,000 or 9.4 percent, 2) employee benefits grew $376,000 or 11.8 percent, 3) occupancy and furniture and equipment expenses rose $296,000 or 7.3 percent, on an aggregate basis, 4) outsourced data processing costs increased $354,000 or 9.8 percent, 5) legal and professional fees declined slightly, by $30,000, 6) marketing expenses were $35,000 or 2.3 percent higher, 7) amortization of intangibles declined $39,000, and 8) other expenses increased $579,000 or 13.4 percent.

INCOME TAXES

Income taxes as a percentage of income before taxes were 34.2 percent for the first nine months of this year, compared to 39.1 percent in 2002.  Beginning in January 2003 the Company formed a subsidiary and transferred certain real estate assets to a real estate investment trust (REIT).  As a result, the Company’s state income tax liability was reduced.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first nine months of 2003 was 7.80 percent, compared to 7.95 percent during the first nine months of 2002.  The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock.  In treasury stock at September 30, 2003, there were 1,778,373 shares totaling $17,841,000, compared to 1,649,028 shares or $18,402,000 a year ago.

The minimum risk-based capital ratio for total capital to risk-weighted assets for “well-capitalized” financial institutions is 10%.  At September 30, 2003, the Company's ratio was 14.23 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $664,091,000 at September 30, 2003, $54,780,000 or 7.6 percent less than at September 30, 2002, and $24,070,000 or 3.5 percent less than at December 31, 2002.  The historical low interest rate environment and our strategy to reduce the relative size of the residential loan portfolio and increase the size of our commercial and consumer loan portfolios caused overall loan growth to decline for the periods noted.  More importantly, this trend reversed in the third quarter of 2003 with loans increasing $12,953,000 or 7.8 percent (annualized) from June 30, 2003 to September 30, 2003.  The opening of three branches in Palm Beach County contributed $20.2 million to loan growth during the third quarter of 2003 and outstanding balances totaled $45.2 million for this new market at September 30, 2003.  The Company anticipates loan balances to continue to increase over the remainder of 2003 and that the mix of consumer, commercial real estate and residential loans outstanding at September 30, 2003 will remain approximately unchanged going forward.

At September 30, 2003, the Company's mortgage loan balances secured by residential properties amounted to $227,474,000 or 34.3 percent of total loans (versus $299,844,000 or 41.7 percent a year ago).

During the first nine months of 2003, $167.8 million in fixed rate residential mortgage loans were sold, compared to $86.4 million during the first nine months a year ago.  The Company also sold $138.4 million in marine loans (generated by Seacoast Marine Finance), compared to $35.7 million in the first nine months of 2002.  Over the past twelve months, $218.8 million in fixed rate residential loans and $183.8 million in marine loans have been sold.   The loan sales are without recourse.

The Company’s loan portfolio secured by commercial real estate has increased $26,892,000 or 10.6% over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At September 30, 2003, the Company had funded commercial real estate loans totaling $280,526,000 or 42.2 percent of total loans (versus $253,634,000 or 35.3 percent a year ago).  The Company’s top ten commercial real estate funded and unfunded relationships aggregated to $94.3 million at September 30, 2003.  At September 30, 2003, funded and unfunded commitments for commercial real estate loans were comprised of the following types of loans:

(In millions)	Funded	Unfunded	Total
Office buildings	$ 38.0	$ 2.0	$ 40.0
Retail trade	33.0	0.2	33.2
Land development	50.9	38.7	89.6
Industrial	25.3	3.5	28.8
Healthcare	25.7	2.1	27.8
Churches and educational facilities	9.9	4.9	14.8
Recreation	12.0	--	12.0
Multifamily	8.0	10.5	18.5
Mobile home parks	4.9	--	4.9
Land	7.7	2.8	10.5
Lodging	3.6	--	3.6
Restaurant	1.9	0.1	2.0
Miscellaneous	59.6	4.9	64.5

Total	$280.5	$69.7	$350.2

Also increasing, commercial and industrial loans totaled $41,934,000 at September 30, 2003, compared to $37,983,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.  Residential lot loans (for private and investor purposes) totaled $13,760,000, residential construction loans totaled $10,846,000 and home equity lines outstanding totaled $9,494,000 at September 30, 2003.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $79,877,000 (versus $95,172,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At September 30, 2003, approximately $106 million or 47 percent of the Company's residential mortgage loan balances were adjustable, compared to $111 million or 37 percent a year ago.

Approximately $208.7 million of new residential loans were originated in the first nine months of 2003 and $167.8 million were sold. Loans secured by residential properties having fixed rates totaled approximately $122 million at September 30, 2003, of which 15- and 30-year mortgages totaled approximately $44 million and $33 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at September 30, 2002 totaled approximately $80 million and $65 million, respectively.

The Company's historical charge-off rates for residential real estate loans have been minimal, with $2,000 in net recoveries for the first nine months of 2003 compared to $22,000 in net recoveries for all of 2002.  The Company considers residential mortgages less susceptible to adverse effects from a downturn in the real estate market.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $80 million and $131 million, respectively, at September 30, 2003, compared to $97 million and $105 million, respectively, a year ago.

At September 30, 2003, the Company had commitments to make loans (excluding unused home equity lines of credit) of $145,154,000, compared to $119,440,000 at September 30, 2002.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,140,000 at September 30, 2003, $693,000 lower than one year earlier and $686,000 lower than at December 31, 2002.  During the first nine months of 2003, net charge-offs of $598,000 on commercial loans and $144,000 on consumer loans were partially offset by recoveries on residential real estate loans, commercial real estate loans, and credit cards of $2,000, $28,000, and $26,000, respectively.  Commercial loan charge-offs during the second quarter of 2003 included a write off of one commercial credit for $439,000.  A year ago, net charge-offs of $201,000 were recorded during the first nine months.

Management is not aware of any factors that would significantly impact credit quality.  Although the allowance balance declined $693,000 over the last twelve months, the ratio of the allowance for loan losses to net loans outstanding declined only 2 basis points to 0.92 percent for September 30, 2003 from September 30, 2002.  This ratio was 0.99 percent at December 31, 2002.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 513.4 percent at September 30, 2003, compared to 292.6 percent at the same date in 2002.

The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth.   The resulting allowance is also reflective of the subsidiary bank’s favorable and consistent delinquency trends, historical loss performance, and the decline in loans outstanding over the last twelve months.  The size of the allowance also reflects the amount of residential loans held by the Company whose historical charge-offs and delinquencies have been favorable and the growth in commercial real estate loans over the last few years.

These performance results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk may affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At September 30, 2003, the Company had $542 million in loans secured by real estate, representing 81.6 percent of total loans, up slightly from 81.4 percent at September 30, 2002.  In addition, the Company is subject to a geographic concentration of credit because it only operates in southeastern Florida.  Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

While it is the Company’s policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.  Because these risks include the state of the economy as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise.  It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

NONPERFORMING ASSETS

At September 30, 2003, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.48 percent, compared to 0.34 percent one year earlier.

At September 30, 2003, there were no accruing loans past due 90 days or more and OREO totaled $2,029,000.  In 2002 on the same date, there were no accruing loans past due 90 days or more and OREO balances of $119,000 were outstanding.  The primary cause for the increase in OREO was a single secured commercial real estate property totaling approximately $2.0 million added to OREO during the third quarter.

Nonaccrual loans totaled $1,196,000 at September 30, 2003, compared to a balance of $2,335,000 at September 30, 2002.  Nonaccrual loans outstanding at September 30, 2003 that were performing with respect to payments totaled $1,126,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at September 30, 2003, 97 percent is secured with real estate.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At September 30, 2003, the Company had $6,531,000 or 1.1 percent of total securities designated as trading, $471,995,000 or 81.6 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $100,201,000, representing 17.3 percent of total securities.  The Company's securities portfolio increased $208,438,000 or 56.3 percent from September 30, 2002 and $80,268,000 or 16.1 percent from December 31, 2002.  Maturities and sales of securities of $387.5 million and $141.8 million, respectively, and purchases totaling $620.1 million were transacted during the first nine months of 2003.

Management controls the Company’s interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested.  At September 30, 2003, the duration of the portfolio was 2.6 years.

At September 30, 2003, unrealized net securities losses totaled $1,239,000, compared to net gains of $3,106,000 at September 30, 2002 and $2,320,000 at December 31, 2002.

Company management considers the overall quality of the securities portfolio to be high.  No securities are held which are not traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $74,039,000 or 7.4 percent to $1,080,992,000 at September 30, 2003, compared to one year earlier.  Certificates of deposits decreased $20,859,000 or 5.5 percent to $357,788,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $61,458,000 or 13.6 percent to $512,433,000, and noninterest bearing demand deposits increased $33,440,000 or 18.9 percent to $210,771,000.  The Company’s success in marketing desirable products in this environment, in particular its tiered money market and Money Manager product offerings, enhanced growth in lower cost interest bearing deposits.

Repurchase agreement balances increased over the past twelve months by $17,891,000 or 49.9 percent to $53,746,000 at September 30, 2003.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.

During the first quarter of 2003, a $25 million adjustable rate borrowing tied to LIBOR with a three-year term (maturing on January 30, 2006) was acquired.  As a result, at September 30, 2003, other borrowings were $25,000,000 or 62.5 percent higher than a year ago.  Totaling $65,000,000, these borrowings are entirely comprised of funding from the Federal Home Loan Bank (FHLB).

INTEREST RATE SENSITIVITY

Fluctuations in rates may result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income.  This risk is managed using simulation modeling to calculate a most likely impact for interest rate risk utilizing estimated loan and deposit growth.  The objective is to optimize the Company’s financial position, liquidity, and net interest income while limiting their volatility.

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s ALCO model simulations indicate net interest income would decrease 0.9 percent if interest rates gradually rise 200 basis points over the next twelve months.  While management places a lower probability on significant rate declines after the 50 basis point reduction in November 2002 and 25 basis point reduction in May 2003, the model simulation indicates net interest income would decrease 1.7 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On September 30, 2003, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 14.1 percent compared to 14.8 percent at year-end 2002.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts are utilized as components of the Company’s risk management profile.

CRITICAL ACCOUNTING ESTIMATES

Management after consultation with the audit committee believes that the most critical accounting estimates which may affect the Company’s financial status and involve the most complex, subjective and ambiguous assessments are as follows:

The allowance and provision for loan losses, securities trading and available for sale valuation and accounting, the value of goodwill, and the fair market value of mortgage servicing rights at acquisition and any impairment of that value.

Disclosures intended to facilitate a reader’s understanding of the possible and likely events or uncertainties known to management that could have a material impact on the reported financial information of the Company related to the most critical accounting estimates are as follows:

Allowance and Provision for Loan Losses

The information contained on pages 14 and 17-20 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the company’s accounting estimates.

Securities Trading and Available for Sale

The fair value of trading securities at September 30, 2003 was $6,531,000.  The fair value of the available for sale portfolio at September 30, 2003 was less than historical amortized cost, producing net unrealized losses of $1,239,000.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio and realized losses for the trading portfolio.

The credit quality of the Company’s security holdings is such that negative changes in the fair values, as a result of unforeseen deteriorating economic conditions, should only be temporary.  Further, management believes that the Company’s other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolios, reduces the risk that losses would be realized as a result of needed liquidity from the securities portfolio.

Value of Goodwill

Beginning January, 1, 2002, the Company’s goodwill is no longer amortized, but tested for impairment.  The amount of goodwill at September 30, 2003 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company’s market.  The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company’s markets.  There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at September 30, 2003.

Mortgage Servicing Rights

A large portion of the Company’s loan production involves loans for 1-4 family residential properties.  As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities.  As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments.  At September 30, 2003, the total estimated fair value of those rights was $322,000.  The fair value of the mortgage servicing rights is based on judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures.  These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly.  Impairment, if any, is recognized through a valuation allowance and charged against current earnings.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At September 30, 2003, the Company had available lines of credit of $80,606,000.  The Company had $372,213,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.  At September 30, 2002, the amount of securities available and not pledged was $282,043,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $41,174,000 at September 30, 2003 as compared to $61,457,000 at September 30, 2002.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  The Company believes its liquidity to be strong and stable.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements, including statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  You should not expect us to update any forward-looking statements.

You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “point to”, “project”, “may”, “intend”, or other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation:  the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering bank products and services by mail, telephone, computer and the Internet; the failure of assumptions underlying the establishment of reserves for possible loan losses, and the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions, and the failure to achieve the expected gains, revenue growth and/or expense savings from such transactions.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company’s annual report on Form 10-K for the year ended December 31, 2002 under “Special Cautionary Notice Regarding Forward Looking Statements”, and otherwise in the Company’s Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the SEC, including the SEC’s website at http://www.sec.gov.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s discussion and analysis “Interest Rate Sensitivity”.

Market risk refers to potential losses arising from changes in interest rates, and other relevant market rates or prices.

Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (EVE) to adverse movements in interest rates, is Seacoast’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities).  Seacoast is also exposed to market risk in its investing activities.  The Asset and Liability Management Committee (ALCO) meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk.  The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.  The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board.  These limits reflect Seacoast’s tolerance for interest rate risk over short-term and long-term horizons.

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 7.1 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 12.1 percent versus the EVE in a stable rate environment.

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

Item 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company, including Mr. Dennis S. Hudson, III as Chief Executive Officer and Mr. William R. Hahl as Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures.  Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of September 30, 2003 and concluded that those disclosure controls and procedures are effective.

There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

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

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on July 18, 2003

On July 16, 2003, the Registrant announced its financial results for the first quarter ended June 30, 2003.  A copy of the press release is attached to the Form 8-K.  On July 17, 2003 the Registrant held an investor conference call to discuss financial results.  On July 18, 2003, the Registrant issued a press release clarifying the stock split and 30% increase in cash dividends.

Form 8-K filed on July 22, 2003

On July 22, 2003, the Registrant filed an amended 8-K filing for July 18, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 13, 2003

           /s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

November 13, 2003

           /s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer