Form 10-K
period 2003-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2004-03-12
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR THE ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2003

Commission File No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2260678

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

815 Colorado Avenue, Stuart, FL	34994

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(772) 287-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.10	NASDAQ

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES ☑      NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     YES ☑       NO ☐

     State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, $.10 par value - $320,747,594 based upon the closing sale price of $20.69 on February 20, 2004, using beneficial ownership stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude voting stock owned by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, $.10 Par Value – 15,502,542 shares, as of February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Certain portions of the registrant’s 2004 Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2004 (the “2004 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 13 of this report. Other than those portions of the 2004 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 13, no other portions of the 2004 Proxy Statement shall be deemed so incorporated.

2.	Certain portions of the registrant’s 2003 Annual Report to Shareholders (the “2003 Annual Report”) are incorporated by reference in Part II, Items 6 through 8 and Item 14 of this report. Other than those portions of the 2003 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8 and Item 14, no other portions of the 2003 Annual Report shall be deemed so incorporated.

FORM 10-K CROSS-REFERENCE INDEX

		Page of
		Form
		10-K	Proxy

Part III

Item 10.	Directors and Executive Officers of the Registrant	23	3-11 &24

Item 11.	Executive Compensation	23	11-13 & 16-19

Item 12.	Security Ownership of Certain Beneficial Owners and Management	23-25	4-8, 10 & 22-23

Item 13.	Certain Relationships and Related Party Transactions	25	21

Item 14.	Principal Accountant Fees and Services	25	23-24

		Page of
		Form	Annual
		10-K	Report
Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	List of All Financial Statements	25

	Consolidated Balance Sheets as of December 31, 2003 and 2002	—	40

	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	—	39

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001	—	42

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	—	41, 57

		Page of
		Form	Annual
		10-K	Report

	Report of Independent Certified Public Accountants	—	38

	Notes to Consolidated Financial Statements	—	43-61

(a)(2)	List of Financial Statement Schedules	26	—

(a)(3)	List of Exhibits	26-28	—

(b)	Reports on Form 8-K	28-29	—

(c)	Exhibits	29	—

(d)	Financial Statement Schedules	29	—
Amended & Restated Articles of Incorporation
Annual Report
Subsidiaries
Consent of PricewaterhouseCoopers LLP
Notice of Inability to Obtain Consent
Section 302 Certification - CEO
Section 302 Certification - CFO
Section 906 - Statement CEO
Section 906 - Statement CFO

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local regional national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult, or costly, or less effective than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described in any of our subsequent reports that we make with the Commission under the Exchange Act.

     All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Part I

Item 1. Business

General

     Seacoast is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast (the “Bank”), for the purpose of becoming a holding company for the Bank. On December 30, 1983, Seacoast acquired the Bank in exchange for Seacoast common stock .

     The Bank commenced operations in 1933 under the name “Citizens Bank of Stuart” pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national bank on August 29, 1958.

     Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast’s primary service area is the “Treasure Coast,” which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, two in Jensen Beach, one on Hutchinson Island, one in Hobe Sound, five in Vero Beach, two in Sebastian, five in Port St. Lucie, and two in Ft. Pierce. The Bank opened a loan production office in northern Palm Beach County in August 2002 which converted to a full service banking office during 2003, and acquired two additional offices in northern Palm Beach County in January 2003. The Bank intends to further expand its presence into Palm Beach County in 2004 and 2005. Two additional full service banking offices in northern Palm Beach County will open in the third quarter of 2004, a third office in 2005. See “Item 2. Properties”.

     Most of our banking offices have one or more Automated Teller Machines (ATMs) that provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 259,000 locations throughout the United States.

     Customers can also use the Bank’s “MoneyPhone” system to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

     In addition, customers may access information via the Bank’s Customer Service Center (“CSC”). From 7 A.M. to 7 P.M., Monday through Friday, and on Saturdays from 9 A.M. to 4 P.M., servicing personnel in the CSC are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers.

     The Company also offers Internet banking. The Internet service allows customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make loan payments from a deposit account, 24 hours a day.

     In February 2000, the Bank opened an office of Seacoast Marine Finance Division in Ft. Lauderdale, Florida. Seacoast Marine Finance is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater. In November 2002, the Seacoast Marine Finance Division added key personnel in California to serve the western markets. All loans that are originated by the Seacoast Marine Division outside of the Bank’s primary service area are generally sold.

     Seacoast has six indirect subsidiaries:

•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), which provides insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of the Bank;

•	Big O RV Resort, Inc., which was formed to own and operate certain properties acquired through foreclosure, but which currently is inactive;

•	FNB Property Holdings, Inc., a Delaware holding company whose primary asset is an investment in FNB RE Services, Inc.; and

•	FNB, RE Services, Inc., a real estate investment trust.

With the exception of FNB Property Holdings, Inc., the operations of each of these indirect subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

     As a bank holding company, Seacoast is a legal entity separate and distinct from its subsidiaries. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Seacoast’s operating revenues and net income are derived primarily from its subsidiaries through dividends, fees for services performed and interest on advances and loans. See “Supervision and Regulation.”

     As of December 31, 2003, Seacoast and its subsidiaries employed 339 full-time equivalent employees.

     Seacoast’s and the Bank’s principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. Seacoast and the Bank maintain Internet websites at www.seacoastbanking.net and www.fnbtc.net, respectively. Seacoast is not incorporating the information on these websites into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report.

Expansion of Business

     Seacoast has expanded its products and services to meet the changing needs of the various segments of its market, and it presently expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically primarily through the addition of branches, including the acquisition of a thrift branch in St. Lucie County. Seacoast also from time to time has acquired banks, bank branches and deposits, and has opened new branches and facilities.

     Florida law permits statewide branching, and Seacoast has expanded, and anticipates future expansion in its markets, by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a Wal-Mart superstore in Sebastian, which is located in northern Indian River County. In May, June and July 1997, and in March 1998, four additional branch offices were opened in Indian River County. In July 2000, a new branch on US 1 in northern Martin County near the St. Lucie County line was opened; and at the same time a branch in St. Lucie County approximately one-half mile from the new branch was closed. In June 2001, a branch in a conveniently located Wal-Mart Superstore was acquired in Ft. Pierce. An additional Wal-Mart branch was opened in Port St. Lucie, Florida in October 2002. In January 2003, two branches were acquired on US 1 in northern Palm Beach County. A branch in northern St. Lucie County was closed in early 2003. See “Item 2. Properties”.

     Seacoast regularly evaluates possible mergers, acquisitions and other expansion opportunities.

Competition

     Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River and Palm Beach Counties, all of which are located in southeastern Florida. The Bank not only competes with other banks in its markets, but it also competes with various other types of financial institutions for deposits, certain commercial, fiduciary and investment services and various types of loans and certain other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.

     Seacoast and its subsidiaries compete not only with financial institutions based in the State of Florida, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in the State of Florida, or that offer products by mail, telephone or over the Internet. Many of Seacoast’s competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than Seacoast. Some of these competitors are subject to less regulation and/or more favorable tax treatment than Seacoast.

Supervision and Regulation

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and the Bank’s business. Supervision, regulation, and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company’s business.

Bank Holding Company Regulation

     The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company’s non-bank Subsidiaries.

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

     In November 1999, the Gramm-Leach-Bliley Act (“GLB”) was enacted, which substantially revises the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by GLB. The GLB Act also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing the GLB Act.

     The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions”, which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

     The BHC Act permits acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Florida has an Interstate Branching Act (the “Florida Branching Act”), which permits interstate branching. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction, unless the Florida bank has been in existence and continuously operated for more than three years.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Bank and Bank Subsidiary Regulation

     The Bank is subject to supervision, regulation, and examination by the federal Office of the Comptroller of the Currency (the “OCC”) which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

     Under Florida law, the Bank may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital and the receipt of OCC approval.

     The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries of the Bank. These changes also modernize and streamline corporate governance, investment and fiduciary powers. The OCC also recently has strengthened its ability to preempt state laws purporting to regulate the activities of national banks.

     The OCC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor, and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

     GLB requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. GLB also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding GLB in “Bank Holding Company Regulation” above.

     FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (“SEC”). As a member of the National Association of Securities Dealers, Inc., it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc. FNB Brokerage is a separate and distinct entity from the Bank, and must maintain adequate capital under the SEC’s net capital rule. The net capital rule limits FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to the Bank. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and investment advisor.

     FNB Insurance, a Bank insurance agency subsidiary, is authorized by the State of Florida to market insurance products as agents. FNB Insurance is a separate and distinct entity from the Bank and is subject to supervision and regulation by state insurance authorities.

     The Internal Revenue Code of 1986 (“IRC”), as amended, provides requirements that must be met with respect to the Bank’s indirect subsidiary to continue its status as a real estate investment trust for federal and state income tax purposes.

Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and the federal banking agencies’ regulations thereof. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming a financial holding company.

     GLB and federal bank regulations have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The OCC and other federal bank regulators proposed in February 2004, revisions to their CRA regulations that would, among other things, require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation.

     The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In 1994, the Department of Housing and Urban Development, the Department of Justice (the “DOJ”), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payments of Dividends

     The Company is a legal entity separate and distinct from its bank and other subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.

     In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

Capital

     The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

     In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

     As of December 31, 2003, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory
	Minimum	Company	Bank
Tier 1 capital ratio	4.0%	13.0%	12.4%
Total capital ratio	8.0%	13.8%	13.1%
Leverage ratio	3.0-5.0%	7.8%	7.4%

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

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had any material effect on the Company and the Bank or their respective operations.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. The Bank is well capitalized, and brokered deposits are not restricted.

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

Fiscal and Monetary Policy

     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Seacoast and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Seacoast and its subsidiaries cannot be predicted.

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are primarily insured by the FDIC’s Bank Insurance Fund (“BIF”). The Bank is also a member of the Savings Association Insurance Fund (“SAIF”) to the extent that the Bank holds deposits acquired in 1991 from the Resolution Trust Corporation (“RTC”). The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, “well capitalized,” “adequately capitalized” or “undercapitalized,” and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2003, the Bank paid $0 in BIF and SAIF deposit insurance premiums, and paid approximately $163,000, $173,000 and $178,000 in FICO assessments during 2003, 2002 and 2001, respectively. The FDIC has indicated that based on its current level of reserves, deposit insurance premiums may increase in 2004.

     The FDIC’s Board of Directors has continued the 2003 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2004. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized FICO to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rate has been equal for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.82 basis points for BIF and SAIF in the first quarter of 2002 to 1.70 basis points in the last quarter of 2002 and from 1.68 basis points in the first quarter of 2003 to 1.52 basis points in the last quarter of 2003. The FICO assessment rate for the first quarter of 2004 is 1.54 basis points.

Legislative and Regulatory Changes

     The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 imposes new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators are required to consider a financial institution’s compliance with this Act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers, and the regulatory authorities may impose sanctions for violations of this Act.

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

Statistical Information

     Certain statistical and financial information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

Item 2. Properties

     Seacoast and the Bank’s main office occupies approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. The building, together with an adjacent 10-lane drive-in banking facility and an additional 27,000 square foot office building, are situated on approximately eight acres of land in the center of Stuart zoned for commercial use. The building and land are owned by the Bank, which leases out portions of the building not utilized by Seacoast and the Bank to unaffiliated third parties.

     Adjacent to the main office, the Bank leases approximately 21,400 square feet of office space to house operational departments, consisting primarily of information systems and retail support. The Bank owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, providing tellers and other customer service personnel with access to customers’ records.

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

     As of December 31, 2003, the net carrying value of branch offices (excluding the main office) was approximately $10.0 million. Seacoast’s branch offices are described as follows:

Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by the Bank. Improvements include three drive-in teller lanes and one drive-up ATM as well as a parking lot and landscaping.

East Ocean Boulevard, opened at its original location in 1978, was a 2,400 square foot building leased by the Bank. The acquisition of American Bank provided an opportunity for the Bank to move to a new location in April 1995. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island’s beachfront residential developments. The first three floors of a four-story office condominium were acquired in the acquisition. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996, the third floor was sold in December 1995, and the second floor in December 1998.

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

Bayshore, opened on September 27, 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. The Bank has leased the premises under a long-term lease agreement and has made improvements to the premises, including the addition of three drive-in lanes and a walk-up ATM, all of which are owned by the Bank. A second location, acquired in the merger with Port St. Lucie National Holding Company (“PSHC”), and in close proximity to this location, was closed on June 1, 1997 and subsequently sold in September 1997.

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

Vero Beach, purchased from the RTC in February 1993, is a 3,300 square foot bank building located in Vero Beach on U.S. Highway One and represents the Bank’s initial presence in the Indian River County market. A leasehold interest in a long-term land lease was acquired. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by the Bank.

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

Nettles Island was opened in January 1997 in southern St. Lucie County on Hutchinson Island. It occupies 350 square feet of leased space in a predominantly modular home community. Furniture and equipment are owned. No ATM or drive-in lanes are offered. The Bank closed this facility in May 2003.

U.S. Highway 1 and Port St. Lucie Boulevard office opened as a Bank location on June 1, 1997, upon the merger with PSHC. At the date of the merger, the leased space consisted of 5,188 square feet on the first floor and 1,200 square feet on the second floor. In October 1997, 1,800 square feet of the leased space on the first floor and 1,200 square feet of leased space on the second floor were assigned to another tenant, with the remaining space occupied by the Bank totaling 3,388 square feet. The facility has two drive-in lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. This facility was closed in July 2000, coinciding with the opening of the Jensen West location, a new, more visible office on a leased out-parcel in a new shopping center approximately one-half mile south of the closed location on U.S. Highway 1. The lease expired in April 2002.

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

Jensen West, opened in July 2000, is located on an out parcel under long-term lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive-up ATM and furniture and equipment, all of which are owned by the Bank and are located on the leased property. The opening of this office coincided with the closing of the Bank’s U.S. Highway 1 and Port St. Lucie Boulevard office, one-half mile north of this location.

Ft. Pierce Wal-Mart, opened in June 2001, is another Wal-Mart Superstore location. The branch occupies 540 square feet of leased space and includes a walk-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

Port St. Lucie Wal-Mart opened in October 2002 and occupies 695 square feet of leased space in a brand new Wal-Mart Superstore in a highly visible location on U.S. Highway 1. The branch includes a walk-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

Jupiter, this office opened as a loan production office in August 2002 and converted to a full-service branch during 2003. Commercial and residential lending personnel as well as executive offices are maintained at this location. The office occupies 3,718 square feet of leased space on U.S. Highway 1 in Jupiter, Florida. No ATM or night depository exists for this location; furniture and equipment is owned by the Bank.

Jupiter Bluffs, which opened in January 2003, occupies 2,688 square feet of leased space in a storefront on U.S. Highway One, with a walk-up ATM, and furniture and equipment, all owned by the Bank.

Tequesta also opened in January 2003. The Tequesta office is a 3,500 square foot building acquired and owned by the Bank located on U.S. Highway 1 on property subject to a long term ground lease. The Tequesta location has two drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

     For additional information regarding our properties, you should refer to Notes F and I of the Notes to Consolidated Financial Statements in Seacoast’s 2003 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.

     In the third quarter 2004, the Company expects to open two more full-service branch offices in northern Palm Beach County, Florida, one located on Northlake Blvd. and the other located on Jupiter Indiantown Road, both significant and busy thoroughfares. The Northlake office will be located in a new 2,881 square foot building constructed and owned by the Bank, with a night depository, three drive-up lanes plus a drive-up ATM, and furniture and equipment, all owned by the Bank. The Indiantown Road office will also occupy a 2,881 square foot building; constructed and owned by the Bank, the building will be situated on land leased by the Bank. This office location is similar in design to the Northlake office, and will include a night depository, three drive-up lanes plus a drive-up ATM, and furniture and equipment, all owned by the Bank.

A signature Palm Beach headquarters office is planned in 2005 for Palm Beach Gardens in northern Palm Beach County. Located across the street from the Gardens Mall on PGA Blvd., this office will occupy leased space in a high-rise office building. Specifics concerning the space to be occupied are under consideration and have not been finalized.

Item 3. Legal Proceedings

     The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which they are engaged. Among these, the Company has learned that claims may be filed against the Bank with respect to a deposit account that allegedly was utilized by a former customer to improperly cash checks (the “Check Claims”). The Company’s management has been reviewing the Check Claims with its counsel and insurers, and while the ultimate outcome of the Check Claims cannot be predicted and no possible range of loss can be estimated, management presently believes that none of the legal proceedings to which it is party, including the Check Claims, are likely to have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Part II

Item 5. Market For Common Equity and Related Stockholder Matters

     In 2002, the Company’s shareholders approved amendments to its Articles of Incorporation and eliminated the Company’s Class B Common Stock, which was converted, in accordance with its terms on a one-for-one basis into Class A Common Stock. In addition, the Class A Common Stock liquidation preference was eliminated, and Class A Common Stock was renamed “Common Stock.” Holders of Common Stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Amended and Restated Articles of Incorporation (the “Articles”).

     The Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market (“Nasdaq Stock Market”) under the symbol “SBCF.” As of February 20, 2004, there were approximately 15,502,542 shares of Common Stock outstanding, held by approximately 840 record holders.

     The following table sets forth the high and low sale prices per share of Seacoast Common Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Common Stock for the indicated periods. All prices and dividend amounts reflect the effect of a three-for-one stock split on the Common Stock, which became effective on July 15, 2002 for shareholders of record on July 1, 2002, and the one additional share of Common Stock distributed for every ten shares held, effective August 15, 2003 for shareholders of record on August 1, 2003.

	Sale Price Per Share of
	Seacoast Common Stock		Annual Dividends
			Declared Per Share of
	High	Low	Seacoast Common Stock
2003
First Quarter	$18.091	$16.145	$0.100
Second Quarter	17.817	14.864	0.100
Third Quarter	18.600	13.851	0.130
Fourth Quarter	18.100	16.670	0.130
2002
First Quarter	$14.518	$13.348	$0.091
Second Quarter	17.494	14.015	0.091
Third Quarter	19.636	14.527	0.091
Fourth Quarter	18.318	15.211	0.100

     During 2001, 2002 or 2003, the Company did not issue or sell any of its securities in transactions not registered under the Securities Act of 1933, as amended.

     Prior to the change to the amendments approved by shareholders in April 2002, Seacoast’s Articles of Incorporation prohibited the declaration or payment of cash dividends on Class B Common Stock unless cash dividends were declared or paid on Class A Common Stock in an amount equal to at least 110% of any cash dividend on Class B Common Stock. In 2001, cash dividends of $0.380 per share of Class A Common Stock and $0.344 per share of Class B Common Stock were paid. In the first quarter of 2002, cash dividends of $0.091 per share of Class A Common Stock and $0.082 per share of Class B Common Stock were paid. Over the remaining nine months of 2002 (after shareholder approval of the changes to the Company’s Articles simplifying the Company’s capital structure), cash dividends of $0.282 per share of Common Stock were paid. For 2003, cash dividends of $0.46 per share of Common Stock were paid.

     Dividends from the Bank are Seacoast’s primary source of funds to pay dividends on Seacoast capital stock. Under the National Bank Act, the Bank may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to Seacoast. Information regarding a restriction on the ability of the Bank to pay dividends to Seacoast is contained in Note B of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 hereof. See “Supervision and Regulation” contained in Part I, Item 1 of this document.

     The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect the Bank’s ability to pay dividends to Seacoast. See “Supervision and Regulation” contained in Part I, Item 1 of this document.

Item 6. Selected Financial Data

     Selected financial data of the Company is set forth under the caption “Financial Highlights” on page 1 of the 2003 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review - 2003 Management’s Discussion and Analysis,” on pages 11 through 33 of the 2003 Annual Report, and is incorporated herein by reference.

Item 7A. Market Risk

     The narrative under the heading of “Market Risk” on page 16 of the 2003 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis” on page 33, the narrative under the heading of “Securities” on page 23, and the narrative under the heading of “Interest Rate Sensitivity” on pages 15-16 of the 2003 Annual Report are incorporated herein by reference. The information regarding securities owned by the Company set forth in Table 15, “Securities Held for Sale”, on page 31 and Table 16, “Securities Held for Investment,” on page 32 of the 2003 Annual Report is incorporated herein by reference. The information set forth in Note T on pages 60-61 in the 2003 Annual Report is incorporated herein by reference. See Exhibit 13 to this report for a complete copy of the 2003 Annual Report.

Risk Management Derivative Financial Instruments

	December 31, 2003
						Average
	Notional	Unrealized	Unrealized		Ineffect-	Maturity
(Dollars in thousands)	Amount	Gains	Losses	Equity	iveness	in Years
LIABILITY HEDGES
Cash flow hedges
Interest rate swaps – pay fixed	$25,000	$—	$(439)	$(270)	—	2.00
Fair value hedges Interest rate swaps – receive fixed	54,000	192	—	—	—	2.62

Total	$79,000	$192	$(439)	$(270)	—	2.31

Risk Management Derivative Financial Instruments – Expected Maturities

	December 31, 2003
	1 Year	1-2	2-5	Over 5
(Dollars in thousands)	or Less	Years	Years	Years	Total
CASH FLOW LIABILITY HEDGES
Notional amount – swaps – pay fixed	—	$25,000	—	—	$25,000
Weighted average receive rate	—	1.19%	—	—	1.19%
Weighted average pay rate	—	3.12%	—	—	3.12%
Unrealized gain (loss)	—	(439)	—	—	(439)

FAIR VALUE LIABILITY HEDGES
Notional amount – swaps – receive fixed	—	8,500	45,500	—	54,000
Weighted average receive rate	—	2.86%	2.86%	—	2.86%
Weighted average pay rate	—	1.19%	1.19%	—	1.19%
Unrealized gain (loss)	—	131	61	—	192

Item 8. Financial Statements and Supplementary Data

     The report of PricewaterhouseCoopers LLP, independent certified public accountants, and the consolidated financial statements are included on pages 38 through 61 of the 2003 Annual Report and are incorporated herein by reference. “Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates” and “Quarterly Consolidated Income Statements” are included on pages 34 through 36 of the 2003 Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission, or the “Commission,” under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, to timely alert them to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s Exchange Act reports.

     During the period covered by this report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning the directors and executive officers of Seacoast is set forth under the headings “Proposal One — Election of Directors,” “Corporate Governance” and “Executive Officers” on pages 3 through 11 of the 2004 Proxy Statement, as well as under the heading “Section 16(a) Reporting” on page 24 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

     Information regarding the compensation paid by Seacoast to its executive officers is set forth under the headings “Proposal One — Election of Directors - Compensation of Executive Officers,” “Salary and Benefits Committee Report,” “Summary Compensation Table,” “Grants of Options/SARs in 2003,” “Aggregated Options/SAR Exercises in 2003 and 2003 Year-End Option/SAR Values,” “Long-Term Incentive Plans – Awards in 2003”, “Profit Sharing Plan,” “Executive Deferred Compensation Plan,” “Performance Graph,” and “Employment and Severance Agreements” on pages 11 through 13 and pages 16 through 21 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information about the Common Stock that may be issued under all of the the Company’s existing compensation plans as of December 31, 2003.

Equity Compensation Plan Information

December 31, 2003

	(a) Number of	(b)Weighted
	securities to be	average exercise	(c) Number of
	issued upon	price of	securities
	exercise of	outstanding	remaining
	outstanding	options,	available for
	options, warrants	warrants and	future
Plan category	and rights	rights	issuance
Equity compensation plans approved by shareholders
1991 Plan (1)	34,000	$5.30	164,000
1996 Plan (2)	546,000	8.31	37,000
2000 Plan (3)	216,000	17.08	959,000
Employee Stock Purchase Plan (4)	—	—	122,292

	796,000	10.56	1,282,292
Equity compensation plans not approved by shareholders	—		—
Non-Employee Directors Plan (5)	—	—	62,800

TOTAL	796,000		1,345,092

(1)	Seacoast Banking Corporation of Florida 1991 Stock Option & Stock Appreciation Rights Plan.

(2)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(3)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and up to 330,000 shares may be granted as awards of restricted stock or unrestricted stock..

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

(5)	Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan. Shares reserved under this plan are available for grant to non-employee directors who elect to receive their board retainer and meeting fees in the form of common stock.

The Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan authorizes the Company to grant up to 82,500 shares of Common Stock to non-employee directors of the Company who elect to receive some or all of their quarterly board retainer and meeting fees in the form of Common Stock, rather than cash. Shares of Common Stock will automatically be granted to each non-employee director making such an election on the last business day of each fiscal quarter for which an election is in effect. The number of shares included in each grant will be determined by dividing the designated percentage or dollar amount of the quarterly retainer and meeting fees to be received in Common Stock by the fair market value per share of Common Stock on the applicable grant date. If, on any grant date, the Company does not have enough shares of Common Stock to grant the full amount of shares contemplated by the plan, each award will be reduced pro rata. Fractional shares will not be granted, and any shortfall resulting from such proration will be paid in the form of cash. The plan will remain in effect until August 18, 2008, the tenth anniversary of its effective date, unless terminated earlier. The Board or the Compensation Committee may terminate or amend the plan at any time. As of December 31, 2003, 62,800 shares of Common Stock remained available for grant under the plan.

     Additional information regarding the ownership of Seacoast’s Common Stock is set forth under the headings “Proposal One – Election of Directors - General” on pages 4 through 8, “Proposal One – Election of Directors - Management Stock Ownership” on page 10, and “Principal Shareholders” on pages 22 and 23 of the 2004 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and transactions between Seacoast and its officers, directors and significant shareholders is set forth under the heading “Proposal One – Election of Directors – Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” on page 21 of the 2004 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information concerning the Company’s principal accountant fees and services is set forth under the heading “Independent Auditors” on pages 23-24 of the 2004 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)(1) List of all financial statements

The following consolidated financial statements and report of independent certified public accountants of Seacoast, included in the 2003 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended
  December 31, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the
  years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

a)(2) List of Financial Statement Schedules

All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

a)(3) Listing of Exhibits

The following Exhibits are filed as part of this report in Item 14 (c):

Exhibit 3.1 Amended and Restated Articles of Incorporation

Exhibit 3.2 Amended and Restated By-laws of the Corporation
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 4.1 Specimen Common Stock Certificate
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.1 Amended and Restated Retirement Savings Plan, with Amendments
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.2 Employee Stock Purchase Plan
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 33-25627, dated November 18, 1988.

Exhibit 10.3 Amendment #1 to the Employee Stock Purchase Plan
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 29, 1991.

Exhibit 10.4 Executive Employment Agreement
Dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 29, 1991.

Exhibit 10.5 Executive Employment Agreement
Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 1995.

Exhibit 10.6 Executive Employment Agreement
Dated July 31, 1995 between C. William Curtis, Jr. and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 1996.

Exhibit 10.8 1991 Stock Option & Stock Appreciation Rights Plan
Incorporated herein by reference from the Company’s Registration Statements on Form S-8 File No. 33-61925, dated August 18, 1995, and File No. 33-46504 dated March 18, 1992.

Exhibit 10.9 1996 Long Term Incentive Plan
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.

Exhibit 10.10 Non-Employee Director Stock Compensation Plan
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999.

Exhibit 10.11 2000 Long Term Incentive Plan
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-49972, dated November 15, 2000.

Exhibit 10.12 Executive Deferred Compensation Plan
Dated October 17, 2000, but effective November 1, 2000.

Exhibit 10.13 Line of Credit Agreement
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.14 Change of Control Employment Agreement
Dated December 24, 2003 between Dennis S. Hudson, III and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.15 Change of Control Employment Agreement
Dated December 24, 2003 between A. Douglas Gilbert and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.16 Change of Control Employment Agreement
Dated December 24, 2003 between C. William Curtis, Jr. and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.17 Change of Control Employment Agreement
Dated December 24, 2003 between William R. Hahl and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.18 Change of Control Employment Agreement
Dated December 24, 2003 between Jean Strickland and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 10.19 Change of Control Employment Agreement
Dated December 24, 2003 between Thomas H. Wilkinson and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 10.20 Change of Control Employment Agreement
Dated December 24, 2003 between Teresa Idzior and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 13 2003 Annual Report
The following portions of the 2003 Annual Report are incorporated herein by reference:

Financial Highlights
Financial Review – Management’s Discussion and Analysis
Selected Quarterly Information – Quarterly Consolidated Income Statements
Selected Quarterly Information – Consolidated Quarterly
Average Balances, Yields & Rates
Financial Statements
Notes to Consolidated Financial Statements
Financial Statements – Report of Independent Certified Public Accountants

Exhibit 21 Subsidiaries of Registrant

Exhibit 23.1 Consent of Independent Certified Public Accountants

Exhibit 23.2 Notice of Inability to Obtain Consent From Arthur Andersen LLP

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

b) Reports on Form 8-K

The Company filed the following current reports on Form 8-K during the quarter ended December 31, 2003:

October 21, 3003	Announcement of Registrant’s third quarter 2003 earnings

October 21, 2003	Amendment to correct technical errors on Form 8-K announcing Registrant’s third quarter 2003 earnings

December 29, 2003	Announcement of and filing of Change of Control agreements entered into between the Registrant and certain officers

c)	Exhibits The response to this portion of Item 15 is submitted under a separate section of this report.

d)	Financial Statement Schedules None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 10th day of March 2004.

SEACOAST BANKING CORPORATION OF FLORIDA (Registrant)
By:	/s/ Dennis S. Hudson, III

Dennis S. Hudson, III President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Dale M. Hudson Dale M. Hudson, Chairman of the Board and Director	March 10, 2004

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, President, Chief Executive Officer and Director	March 10, 2004

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer	March 10, 2004

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 10, 2004

Jeffrey C. Bruner, Director

/s/ John H. Crane John H. Crane, Director	March 9, 2004

/s/ Evans Crary, Jr. Evans Crary, Jr., Director	March 9, 2004

/s/ T. Michael Crook T. Michael Crook, Director	March 10, 2004

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 10, 2004

/s/ Jeffrey S. Furst Jeffrey S. Furst, Director	March 10, 2004

/s/ A. Douglas Gilbert A. Douglas Gilbert, Director, Senior Executive Vice President, & Chief Operating & Credit Officer	March 10, 2004

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 10, 2004

John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr. Thomas H. Thurlow, Jr., Director	March 10, 2004