Form 10-Q
period 2004-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2004-05-10
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2004	Commission file No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA (Exact name of registrant as specified in its charter)

Florida	59-2260678
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number

815 Colorado Avenue, Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

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

YES [X]

NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2004:

Common Stock, $.10 Par Value - 15,503,756 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

March 31, 2004 and December 31, 2003

3 - 4

Condensed consolidated statements of income -

Three months ended March 31, 2004 and 2003

5

Condensed consolidated statements of cash flows -

Three months ended March 31, 2004 and 2003

6 - 7

Notes to condensed consolidated financial

statements

8 - 11

Item 2

Management's Discussion and Analysis of Financial

Condition and Results of Operations

12 - 27

Item 3 Quantitative and Qualitative Disclosures about Market

Risk

28

Item 4  Evaluation of Disclosure Controls and Procedures

29

Part II

OTHER INFORMATION

Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

30

Item 6  Exhibits and Reports on Form 8-K

30

SIGNATURES

31

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except per share data)	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits	$ 40,588 27,756	$ 44,928 255
Securities:
Trading (at fair value) Held for sale (at fair value) Held for investment (fair values: $97,332 at March 31, 2004 and $79,741 at December 31, 2003)	6,079 440,696 97,705	0 484,223 80,866
TOTAL SECURITIES Loans available for sale	544,480 5,015	565,089 5,403
Loans Less: Allowance for loan losses	739,803 (6,275)	708,792 (6,160)
NET LOANS	733,528	702,632
Bank premises and equipment, net Other assets	17,015 33,017	16,847 18,669
	$1,401,399	$1,353,823
LIABILITIES
Deposits	$1,164,971	$1,129,642
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Other borrowings	81,849 40,392	74,158 40,000
Other liabilities	7,217	5,939
	1,294,429	1,249,739

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands)	March 31, 2004	December 31, 2003
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 22,000,000 shares, issued 17,103,650 and outstanding 15,358,656 shares and 145,100 restricted shares at March 31, 2004, issued 17,103,650 and outstanding 15,358,526 at December 31, 2003	1,710	1,710
Other shareholders’ equity	105,260	102,374
TOTAL SHAREHOLDERS' EQUITY	106,970	104,084
	$1,401,399	$1,353,823

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.  See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003
Interest and dividends on securities Interest and fees on loans Interest on federal funds sold	$ 4,542 11,703 36	$ 4,074 11,982 21
TOTAL INTEREST INCOME	16,281	16,077
Interest on savings deposits Interest on time certificates Interest on borrowed money	768 2,143 472	903 2,701 873
TOTAL INTEREST EXPENSE	3,383	4,477
NET INTEREST INCOME Provision for loan losses	12,898 150	11,600 0
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,748	11,600
Noninterest income Securities gains (losses) Other income	56 4,340	(1,157) 5,371
TOTAL NONINTEREST INCOME	4,396	4,214
TOTAL NONINTEREST EXPENSES	11,527	10,875
INCOME BEFORE INCOME TAXES Provision for income taxes	5,617 1,992	4,939 1,716
NET INCOME	$ 3,625	$ 3,223

PER SHARE COMMON STOCK:
Net income diluted	0.23	0.21
Net income basic	0.23	0.21
Cash dividends declared	0.13	0.10
Average shares outstanding - diluted Average shares outstanding – basic	15,842,523 15,431,149	15,673,632 15,316,176

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Change in loans available for sale, net

  Net change in other assets

	$ 17,188 4,258 (3,364) (11,609) (231) 1,302 388 765	$ 18,399 5,432 (4,468) (12,494) (81) 0 2,118 5,837
Net cash provided by operating activities	8,697	14,743

Cash flows from investing activities

  Proceeds from maturity of securities held for sale

  Proceeds from maturity of securities held for investment

  Proceeds from sale of securities held for sale

  Purchase of securities held for sale

  Purchase of securities held for investment

  Net new loans and principal repayments

  Proceeds from the sale of other real estate owned

  Additions to bank premises and equipment

	17,746 9,364 25,104 (19,906) (26,124) (30,964) 0 (635)	104,142 12,217 57,061 (184,698) 0 26,345 10 (462)
Net cash provided by (used in) investing activities	(25,415)	14,615

Cash flows from financing activities

  Net increase in deposits

  Net increase (decrease) in federal funds purchased and

    repurchase agreements

  Net increase in other borrowings

  Exercise of stock options

  Treasury stock acquired

  Dividends paid

	34,773 7,691 0 443 (1,032) (1,996)	30,058 (37,726) 25,000 661 (1,117) (1,532)
Net cash provided by financing activities	39,879	15,344
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of period	23,161 45,183	44,702 49,822
Cash and cash equivalents at end of period	$68,344	$94,524

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Reconciliation of Net Income to Cash Provided by

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by operating activities

  Depreciation and amortization

  Trading securities activity

  Change in loans available for sale, net

  Provision for loan losses

  Securities losses (gains)

  Gain on sale of loans

  Gain on sale and write down of foreclosed assets

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 3,625 1,482 1,302 388 150 (56) (131) 0 5 (64) 19 199 1,874 765 (861)	$ 3,223 2,884 0 2,118 0 1,157 0 (2) 4 29 9 76 1,728 5,837 (2,320)
Total adjustments	5,072	11,520
Net cash provided by operating activities	$ 8,697	$14,743

Supplemental disclosure of noncash investing activities: Market value adjustment to securities Transfers from securities held for sale to trading securities	$ 3,222 7,412	$(2,383) 43,719

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Use of Estimates:  The preparation of these financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements: In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”.  The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality.  The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP.  The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

In March 2004, the FASB issued a Proposed Statement, “Share-Based Payment”, which would amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”.  If finalized, the Statement would be effective for fiscal years beginning after December 15, 2004.  The Proposed Statement would require companies to recognize as expense the fair value of stock options and other certain equity-based compensation to employees.  Further, the proposed amendment provides accounting guidance for employee share purchase plans, modification of equity-based awards, and excess tax benefits related to equity-based awards.  If finalized as proposed, the Company does not expect adoption of the Proposed Statement to have a material impact on the Company’s financial position or results of operations.

The Company has reviewed SEC Staff Accounting Bulletin 105 and determined that the Company’s policies for loan commitments accounted for as derivative instruments are in compliance with the Staff’s views and the application of SAB 105 will not have a material impact on the Company’s financial statements.

NOTE B - COMPREHENSIVE INCOME

At March 31, 2004 and 2003, comprehensive income was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003

Net income	$3,625	$3,223
Unrealized gain (loss) on cash flow hedge (net of tax)	146	(58)
Unrealized gains (losses) on securities (net of tax)	1515	(1,105)
Net reclassification adjustment for prior unrealized security gains (losses) included in earnings	185	(293)

Comprehensive income	$5,471	$1,767

NOTE C – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or using the discounted cash flow method.  The estimated fair value and carrying value of the Company’s interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at March 31, 2004, as follows:

(Dollars in thousands)	Carrying Value	Fair Value

Derivative Product Assets
Interest rate swap which qualifies for hedge accounting	$1,149	$1,149
Derivative contracts which do not qualify for hedge accounting	91	91
Derivative Product Liabilities
Cash flow interest rate swap which qualifies for hedge accounting	678	678

The above changes in fair value of derivative financial instruments had no effect on net income.  A total of $416,000 was recorded to other comprehensive income, net of taxes of $262,000 for the three months ended March 31, 2004.

NOTE D – BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2004	2003
Basic:
Net income	$3,625	$3,223
Average shares outstanding	15,431,149	15,316,176
Basic EPS	$0.23	$0.21

Diluted:
Net income	$3,625	$3,223
Average shares outstanding	15,431,149	15,316,176
Net effect of dilutive stock options – based on treasury stock method	411,374	357,456

TOTAL	15,842,523	15,673,632

Diluted EPS	$0.23	$0.21

All per share data reflects a 10% stock dividend paid as a stock split effective August 1, 2003.

NOTE E – CONTINGENCIES

The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which they are engaged.  Among these is an action against its bank subsidiary with respect to a deposit account that allegedly was utilized by a former customer to improperly cash checks (the “Check Claims”).  Plaintiffs seek compensatory damages of $900,000 and have requested a jury trial.  The Company’s management has reviewed the Check Claims with its counsel, and while the ultimate outcome of the Check Claims cannot be predicted and no possible range of loss can be estimated, management presently believes that none of the legal proceedings to which it is a party, including the Check Claims, are likely to have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

NOTE F – STOCK OPTIONS

The Company accounts for its stock option awards under APB Opinion No. 25 and therefore no compensation cost has been recognized.  Had compensation cost for stock options granted been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2004	2003

Net income
As reported	$3,625	$3,223
Stock based compensation, net of tax	25	4
Pro forma	$3,600	$3,219

Per share (diluted)
As reported	$0.23	$0.21
Pro forma	0.23	0.21

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2004

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the first quarter of 2004 totaled $3,625,000 or $0.23 per share diluted, lower than the $3,828,000 or $0.24 per share diluted recorded in the fourth quarter of 2003 and higher than the $3,223,000 or $0.21 per share diluted reported in the first quarter of 2003.  Note that earnings per share results for prior periods reflect the 10 percent stock dividend paid as a stock split on Common Stock effective August 1, 2003.

Return on average assets was 1.05 percent and return on average shareholders' equity was 13.31 percent for the first quarter of 2004, compared to fourth quarter 2003's performance of 1.14 percent and 14.46 percent, respectively, and the prior year's first quarter results of 1.02 percent and 13.07 percent, respectively.

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2004 totaled $12,932,000, $1,293,000 or 11.1 percent more than for 2003’s first quarter and $679,000 or 5.5 percent higher than fourth quarter 2003’s result.  Net interest margin on a tax equivalent basis increased 9 basis points to 3.98 percent for the first quarter of 2004 from 2003’s first quarter result, and improved 16 basis points from 3.82 percent in the fourth quarter of 2003.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
First quarter 2003	$11,639	3.89%
Second quarter 2003	11,198	3.63
Third quarter 2003	10,830	3.44
Fourth quarter 2003	12,253	3.82
First quarter 2004	12,932	3.98

During the first quarter of 2003 and into the second quarter of 2003, the yield curve flattened and resulted in accelerated principal repayments of loans and investment securities collateralized by residential properties.  While the yield curve steepened slightly during the third quarter of 2003, prepayments remained significant.  These cash flows (reinvested at lower rates) resulted in margin compression during the first three quarters of 2003.  Only during the fourth quarter of 2003 did prepayments decline and resulted in an improved net interest margin.

While the yield on earning assets for the first quarter of 2004 improved 5 basis points to 5.02 percent from fourth quarter 2003, the result was 37 basis points lower than for first quarter 2003.  Over most of 2003, higher principal repayments of loans and investments combined with deposit growth were invested in earning assets at lower rates.  The yield on earning assets for the total year 2003 declined 111 basis points to 5.02 percent from 6.13 percent for 2002.   The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2004	2003	2003	2003	2003
Yield	5.02%	4.97%	4.69%	5.03%	5.39%

Decreases in the yield on loans of 68 basis points to 6.37 percent and the yield on federal funds sold of 31 basis points to 0.96 percent resulted when comparing first quarter 2004 to first quarter 2003.  Partially offsetting, the yield on securities increased 15 basis points year over year to 3.32 percent, reflecting the slowing of principal repayments and amortization of premium.  Average earning assets for the first quarter of 2004 increased $81.6 million or 6.7 percent compared to the first three months of 2003.  Average loan balances grew $40.3 million (or 5.8 percent) to $730.3 million, average federal funds sold increased $8.4 million to $15.2 million, and average investment securities rose $32.8 million (or 6.4 percent) to $548.8 million.  The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful entry into northern Palm Beach County.  Loans in this new market total $66.7 million with $58 million in loans funded during the past year.  The addition of two full service branches in Palm Beach County in late 2004 will further assist in expanding the Company’s loan origination capabilities in this new market.  At March 31, 2004, commercial lenders in this market have originated a total of $95.7 million in loans (including unfunded commitments) and a pipeline of over $119 million.  Residential loan production was exceptional as well during the first quarter of 2004, with $51.5 million in residential loans closed, of which $18.2 million was sold servicing released to manage interest rate risk and to generate fee income.

The cost of interest-bearing liabilities in the first quarter of 2004 decreased 12 basis points to 1.34 percent from fourth quarter 2003 and was 49 basis points lower than for first quarter 2003.  The following table details the cost of interest-bearing liabilities for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2004	2003	2003	2003	2003
Rate	1.34%	1.46%	1.58%	1.73%	1.83%

Compared to first quarter 2003, rates for NOW, savings, money market accounts, and certificates of deposit (CDs) decreased 20, 11, 20, and 60 basis points, respectively.  The average aggregated balance for NOW, savings and money market balances increased $45.0 million (or 9.3 percent) to $527.1 million from first quarter 2003 and average noninterest bearing deposits increased $41.9 million (or 22.5 percent) to $228.5 million, while average certificates of deposit declined $3.7 million to $368.6 million.  Growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) also increased, by $1.5 million to $80.0 million for the first quarter of 2004, versus a year ago.

Fair Value Hedge Accounting

The Company utilizes derivatives in an effort to manage its net interest margin. On January 7, 2004, the Company hedged $15.0 million in other borrowings with an interest rate swap negotiated through Citigroup.  The pay-floating receive-fixed rate swap matures on the same date as the $15.0 million borrowing (November 12, 2009), and includes a call feature mirroring a similar feature in the borrowing.  Under the terms of the agreement, the Company swapped fixed rate payments at 6.10 percent to floating (three month LIBOR plus 230 basis points).  The swap reduced interest expense by $93,000 for the first quarter of 2004.

Cash Flow Hedge Accounting

On January 30, 2004, the Company hedged the $25.0 million of FHLB debt through a pay-fixed receive-floating rate swap with Citigroup.  The swap matures on the same date as the $25.0 million borrowing, January 30, 2006.  The Company swapped floating rate (three-month LIBOR) to a fixed rate payment (3.12 percent), increasing interest expense by $84,000 during the first quarter of 2004.  The rate paid for other borrowings declined 107 basis points to 3.04 percent in the first quarter of 2004 from the fourth quarter of 2003, and was 186 basis points lower than for the first quarter of 2003.

Year over year the mix of earning assets was relatively unchanged.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 56.4 percent for the first quarter of 2004 compared to 56.9 percent a year ago, while securities decreased from 42.5 percent to 42.4 percent and federal funds sold increased from 0.6 percent to 1.2 percent.  While total loans did not increase as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding long term residential loan balances declining (see “Loan Portfolio”).  With respect to interest-bearing liabilities mix, average CDs (a higher cost component of interest-bearing liabilities) as a percentage of interest-bearing liabilities decreased to 36.3 percent, compared to 37.6 percent in 2003, reflecting diminished funding requirements.  Approximately $102 million in CDs will mature during the second quarter of 2004, providing further opportunity for these volumes to re-price to lower rates (assuming the Federal Reserve maintains short-term interest rates at existing levels).  Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 51.9 percent of interest bearing liabilities, versus 48.7 percent a year ago, favorably affecting deposit mix.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, and other borrowings) decreased to 11.8 percent of interest bearing liabilities for the first quarter of 2004 from 13.7 percent a year ago, reflecting the decline in FHLB borrowings.

PROVISION FOR LOAN LOSSES

Provisioning of $150,000 was recorded in the first quarter of 2004.  No provisioning was recorded in any quarter in 2003, reflecting the Company’s exceptional credit quality and low nonperforming assets, and slower loan growth.  Over the past couple years, the Company intentionally reduced the relative size of its residential loan portfolio while continuing to grow its commercial (primarily real estate secured) and consumer portfolios and as a result, until recently, overall loan growth has been negative.  This, combined with stable asset quality, negated the need for any additional provisioning for loan losses until the current quarter.  Net charge-offs totaled $35,000 for the first quarter of 2004 compared to $280,000 in 2003.  Net charge-offs annualized as a percent of average loans were at 0.02 percent for the first quarter of 2004, compared to 0.16 percent for the same quarter in 2003 and 0.10 percent for the total year in 2003.  These ratios are much better than the banking industry as a whole.

As the Company’s loan portfolio mix changes, emphasizing higher yield commercial real estate and consumer credits, increased loan loss provisions may result and the increased exposure could result in greater inherent losses in the loan portfolio.  Besides loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.  Management believes that its credit granting process contains a disciplined approach that mitigates this risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during economic slowdowns.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the monthly provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. ( See “Nonperforming Assets” and “Allowance for Loan Losses”)

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $4,340,000 for the first quarter of 2004, $506,000 or 13.2 percent higher than for the fourth quarter of 2003 but $1,031,000 or 19.2 percent lower than for the first quarter of 2003.  Noninterest income accounted for 25.2 percent of net revenue in the first quarter 2004 compared to 31.6 percent a year ago.  Noninterest income for the first quarter of 2004 and 2003, and the fourth quarter of 2003 is detailed as follows:

	1st Qtr 2004	4th Qtr 2003	1st Qtr 2003
Service charges on deposits	$1,107	1,209	1,217
Trust income	538	498	524
Mortgage banking fees	482	464	1,638
Brokerage commissions and fees	715	493	420
Marine finance fees	763	592	807
Debit card income	298	259	289
Other deposit based EFT fees	128	114	116
Other income	309	205	360
Total	$4,340	$3,834	$5,371

Revenues from the Company’s financial services businesses rebounded somewhat during the first quarter of 2004.  Brokerage commissions and fees increased $222,000 or 45.0 percent from the fourth quarter of 2003 and were higher by $295,000 or 70.2 percent year over year for the first quarter.  Trust income was higher as well, growing $40,000 or 8.0 percent for the first quarter of 2004 compared to fourth quarter and $14,000 from a year ago for the same quarter.  Most of the increase in brokerage commissions and fees resulted from sales of insurance annuities.  The Company believes it can be successful and expand its customer relationships through sales of investment management and brokerage products, including insurance. General improvements in the national economy and continued improvement in equity markets should positively impact revenues from investment management services.

The Company is among the leaders in the production of residential mortgage loans in its market.  In the first quarter 2004, $51.5 million in residential loans were closed and loans sold totaled $18.2 million.  In comparison, $70.2 million in residential loans were originated during the first quarter of 2003, of which $64.1 million were sold.  Results reflect this volume change with first quarter 2004’s mortgage banking fees decreasing $1,156,000 or 70.6 percent from first quarter a year ago.  Mortgage banking revenues are partially dependent upon favorable interest rates, as well as, good overall economic conditions.  Both have been favorable over the past two years, but increases in interest rates may negatively impact revenue due to a decline in overall mortgage activity in the Company’s markets and a shifting of production into portfolio based mortgage products.  The Company’s expansion into northern Palm Beach County, with three offices presently, two more offices to open later in 2004 and one more in 2005, as well as a loan production office planned for Brevard County in 2004, provides for additional locations for prospective residential loan production.

Greater usage of check cards by core deposit customers and an increased cardholder base increased interchange income.  The growth rate for these fees was negatively impacted in 2003 as a result of VISA and MasterCard agreeing to a reduction in check card interchange rates effective August 1, 2003.  The negative impacts have been offset with growth in the cardholder base and transaction volumes.  Other deposit based electronic funds transfer income, which increased $12,000 or 10.3 percent from first quarter’s result last year were not impacted.

Service charges on deposits were $110,000 or 9.0 percent lower year over year for the first quarter.  Lower overdraft fees were the primary cause, declining by $106,000.

In the first quarter 2004, marine finance fees from the sale of marine loans decreased $44,000 or 5.4 percent from a year ago, but were $171,000 or 28.9 percent higher than for the fourth quarter of 2003.  The Company’s marine finance division (Seacoast Marine Finance) produced $40.6 million in marine loans during the first quarter of 2004, compared to $44.9 million in the first quarter of 2003.  All but $0.6 million of the 2004 production was sold.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.  The Company continues to look for opportunities to expand its market penetration of its marine finance business.

NONINTEREST EXPENSES

When compared to 2003, noninterest expenses for the first quarter increased by $652,000 or 6.0 percent to $11,527,000.  The 66.7 percent efficiency ratio for the first quarter of 2004 was slightly higher than the 63.9 percent ratio recorded a year ago.

Salaries and wages increased $340,000 or 8.2 percent to $4,499,000 compared to the prior year first quarter.  Commissions on revenue from brokerage activities were $108,000 higher year over year, base salaries increased $229,000 or 6.2 percent, and incentives were $313,000 higher.  Of the increase in base salaries, $93,000 was directly attributable to lending and branch personnel in the new Palm Beach County market.  Key manager incentives and stock awards compensation tied to specific Company performance measurements were higher for 2004, representing $275,000 of the overall increase in incentives.  Partially offsetting these increases, deferred loan origination costs (a contra-expense) were higher year over year by $292,000.  Employee benefits increased $231,000 or 19.0 percent to $1,447,000 from the first quarter of 2003.  Group health insurance costs and higher profit sharing accruals for the Company’s 401K plan were the primary cause for the increase in 2004, up $85,000 and $116,000, respectively, year over year.

Outsourced data processing costs totaled $1,401,000 for the first quarter of 2004, an increase of $115,000 or 8.9 percent from a year ago.  The Company utilizes third parties for its core data processing system and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $66,000 or 4.4 percent to $1,559,000, versus first quarter results last year.  Most of the increase was due to higher lease payments for branch locations, $13,000 for Palm Beach County sites.

Costs associated with foreclosed and repossessed asset management and disposition totaled only $25,000, a reflection of low nonperforming asset balances (see "Nonperforming Assets") in the first quarter 2004.  Legal and professional costs decreased $118,000 or 28.9 percent to $290,000 when compared to March 31, 2003.  Additional legal costs and accounting fees associated with the establishment of a Real Estate Investment Trust (REIT) to more efficiently manage real estate assets and to reduce the Company’s effective tax rate and tax provisioning were the primary cause for higher legal and professional fees in the first quarter of 2003.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $100,000 or 18.2 percent to $650,000 when compared to a year ago.  Newspaper advertising was $64,000 higher year over year, primarily due to additional costs for advertising in the new Palm Beach County market.

Amortization of other intangibles declined $63,000 year over year to zero for the first quarter of 2004.  The Company’s only amortizing intangible asset, a deposit based intangible, was fully amortized in the third quarter of 2003.

Other expenses decreased $16,000 to $1,640,000.  Decreases in subcontractor fees paid to marine finance solicitors (principally sales staff in California), and telephone and credit information costs, all contributed to other expenses declining year over year for the first quarter.

INCOME TAXES

Income taxes as a percentage of income before taxes were 35.5 percent for the first quarter of this year, compared to 34.7 percent in 2003.  Beginning in January 2003 the Company formed a subsidiary and transferred certain real estate assets to a real estate investment trust (REIT).  As a result, the Company’s state income tax liability was reduced.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first quarter of 2004 was 7.91 percent, compared to 7.81 percent during the first quarter of 2003.  The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock.  In treasury stock at March 31, 2004, there were 1,599,894 shares totaling $15,490,000, compared to 1,620,427 shares or $17,916,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for “well-capitalized” financial institutions is 10%.  At March 31, 2004, the Company's ratio was 12.99 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $739,803,000 at March 31, 2004, $78,267,000 or 11.8 percent more than at March 31, 2003, and $31,011,000 or 4.4 percent more than at December 31, 2003.  The following table details loan portfolio composition at March 31, 2004, December 31, 2003 and March 31, 2003:

	March 31,	Dec. 31,	March 31,
(In thousands)	2004	2003	2003
Construction and land development	$129,177	$107,315	$84,821

Real estate mortgage
Residential real estate
Adjustable	116,904	108,863	100,444
Fixed rate	76,435	75,226	105,220
Home equity mortgages	49,042	48,986	31,948
Home equity lines	11,067	10,950	11,390
	253,448	244,025	249,002
Commercial real estate	232,524	226,366	203,463
	485,972	470,391	452,465

Commercial and financial	45,241	46,310	41,809

Installment loans to individuals
Automobiles and trucks	33,616	36,189	41,718
Seacoast marine finance	22,462	28,098	17,597
Other	23,131	20,225	22,696
	79,209	84,512	82,011

Other loans	204	264	430
Total	$739,803	$708,792	$661,536

During the first quarter of 2004, $18.2 million in fixed rate residential mortgage loans were sold compared to $64.1 million during the first quarter a year ago.  The Company also sold $40.0 million in marine loans (generated by Seacoast Marine Finance), compared to $44.5 million in the first quarter of 2003.  Over the past twelve months, $141.7 million in fixed rate residential loans and $165.3 million in marine loans have been sold.   The loan sales are without recourse.

The Company’s loan portfolio secured by commercial real estate has increased by $66,091,000 or 25.1 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At March 31, 2004, the Company had funded commercial real estate loans totaling $329,728,000 or 44.6 percent of total loans (versus $263,637,000 or 39.9 percent a year ago).  The Company’s ten largest commercial real estate loans at March 31, 2004 aggregated to $97,045,000.  The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at March 31, 2004 and 2003:

		2004			2003
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$ 44.4	$ 1.8	$ 46.2	$ 38.8	$ --	$ 38.8
Retail trade	42.7	2.1	44.8	34.5	1.8	36.3
Land development	78.3	61.3	139.6	36.8	26.6	63.4
Industrial	29.0	4.3	33.3	27.3	3.7	31.0
Healthcare	26.5	1.3	27.8	26.1	3.8	29.9
Churches and educational facilities	14.4	5.1	19.5	13.6	0.4	14.0
Recreation	9.3	--	9.3	11.8	0.5	12.3
Multifamily	8.4	7.0	15.4	7.4	5.2	12.6
Mobile home parks	4.9	--	4.9	4.0	--	4.0
Land	14.3	3.0	17.3	5.9	1.0	6.9
Lodging	6.0	--	6.0	3.4	--	3.4
Restaurant	1.8	0.1	1.9	3.4	0.1	3.5
Other	49.7	2.4	52.1	50.6	5.9	56.5

Total	$329.7	$88.4	$418.1	$263.6	$49.0	$312.6

Also increasing, commercial and industrial loans totaled $45,241,000 at March 31, 2004, compared to $41,809,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $79,209,000 (versus $82,011,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At March 31, 2004, approximately $117 million or 48 percent of the Company's residential mortgage loan balances were adjustable, compared to $100 million or 42 percent a year ago.

Approximately $51.5 million of new residential loans were closed in the first quarter 2004 and $18.2 million were sold. Loans secured by residential properties having fixed rates totaled approximately $125 million at March 31, 2004, of which 15- and 30-year mortgages totaled approximately $39 million and $37 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at March 31, 2003 totaled approximately $62 million and $43 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $86 million and $147 million, respectively, at March 31, 2004, compared to $90 million and $114 million, respectively, a year ago.

At March 31, 2004, the Company had commitments to make loans (excluding unused home equity lines of credit) of $153,138,000, compared to $136,242,000 at March 31, 2003.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,275,000 at March 31, 2004, $271,000 lower than one year earlier and $115,000 higher than at December 31, 2003.  During the first quarter of 2004, net charge-offs of $61,000 on consumer loans were partially offset by recoveries on commercial loans, commercial real estate loans, and credit cards of $2,000, $11,000, and $13,000, respectively.  A year ago, net charge-offs of $280,000 were recorded during the first quarter.

Consistent credit quality and historically low net charge-offs in all of the Company’s loan portfolios support an allowance for loan losses of 0.85 percent of total loans at March 31, 2004, a level lower than that found in many other banks.  This ratio was 0.99 percent at March 31, 2003 and 0.87 percent at December 31, 2003.  Over the past two years, the Company has intentionally reduced the relative size of its residential loan portfolio while continuing to emphasize growth in its commercial (primarily real estate secured) and consumer portfolios and as a result, until recently, overall loan growth has been negative.  This, combined with stable asset quality, negated the need for any additional provisioning for loan losses until the current quarter.  During the first quarter of 2004, the Company provided $150,000 for loan losses.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 929.6 percent at March 31, 2004, compared to 344.2 percent at the same date in 2003.

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

Concentration of credit risk may affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At March 31, 2004, the Company had $615 million in loans secured by real estate, representing 83.2 percent of total loans, up slightly from 81.2 percent at March 31, 2003.  In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida.  Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At March 31, 2004, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.31 percent, compared to 0.29 percent one year earlier.

At March 31, 2004, there were $264,000 in accruing loans past due 90 days or more and OREO of $1,913,000 was outstanding.  In 2003 on the same date, there were $1,000 in accruing loans past due 90 days or more and no OREO balances outstanding.  Included in OREO is a single secured commercial real estate property added to OREO during the third quarter of 2003.

Nonaccrual loans totaled $412,000 at March 31, 2004, compared to a balance of $1,901,000 at March 31, 2003.  Nonaccrual loans outstanding at March 31, 2004 that were performing with respect to payments totaled $325,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at March 31, 2004, 86 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At March 31, 2004, the Company had $6,079,000 or 1.1 percent of total securities designated as trading, $440,696,000 or 80.9 percent of total securities available for sale and securities held to maturity were carried at an amortized cost of $97,705,000, representing 18.0 percent of total securities.  The Company's securities portfolio increased $40,578,000 or 8.1 percent from March 31, 2003 and declined $20,609,000 or 3.6 percent from December 31, 2003.  Maturities and sales of securities of $28.4 million and $40.4 million, respectively, and purchases totaling $46.0 million were transacted during the first quarter of 2004.  Three securities were sold during the first quarter of 2004 that management believed had reached their maximum potential total return and that had extension risk should interest rates rise.

Management controls the Company’s interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested.  At March 31, 2004, the duration of the portfolio was 2.4 years.

Unrealized net securities losses of $906,000 at March 31, 2004, compared to net losses of $442,000 at March 31, 2003 and $4,882,000 at December 31, 2003.  A shifting yield curve affected the market value of the securities portfolio during the quarter.

Company management considers the overall quality of the securities portfolio to be high.  No securities are held which are not traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $104,380,000 or 9.8 percent to $1,164,971,000 at March 31, 2004, compared to one year earlier.  Certificates of deposits decreased $9,696,000 or 2.6 percent to $363,930,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $50,426,000 or 10.3 percent to $541,402,000, and noninterest bearing demand deposits increased $63,650,000 or 32.5 percent to $259,639,000.  The Company’s success in marketing desirable products in this environment, in particular its array of money market and NOW product offerings, enhanced growth in lower cost interest bearing deposits.  Growth in business demand deposits of $40,370,000 and in personal demand deposits of $16,457,000 comprised most of the increase in noninterest bearing demand deposits.

Repurchase agreement balances increased over the past twelve months by $16,608,000 or 25.5 percent to $81,849,000 at March 31, 2004.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  While the number of sweep repurchase accounts was relatively unchanged year over year (increasing from 101 a year ago to 102 at March 31, 2004), numerous sweep repurchase customers maintained higher balances compared to a year ago, including the local tax collector whose account was $7.1 million higher.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would increase 2.0 percent if interest rates would gradually rise 200 basis points over the next twelve months.  While management places a lower probability on significant rate declines after the 50 basis point reduction in November 2002 and 25 basis point reduction in May 2003, the model simulation indicates net interest income would decrease 0.6 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On March 31, 2004, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 21.2 percent.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

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

Allowance and Provision for Loan Losses

The information contained on pages 14-15 and 18-22 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the company’s accounting estimates.

Securities Trading and Available for Sale

The fair value of trading securities at March 31, 2004 was $6,079,000.  The fair value of the available for sale portfolio at March 31, 2004 was less than historical amortized cost, producing unrealized losses of $533,000.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio and realized losses for the trading portfolio.

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

Value of Goodwill

The Company’s goodwill is no longer amortized, but is tested for impairment annually.  The latest test was performed during the fourth quarter 2003.  The amount of goodwill at March 31, 2004 totaled approximately $2.5 million, the same as at year end December 31, 2003, and was acquired in 1995 as a result of the purchase of a community bank within the Company’s dominant market.  The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company’s markets.  There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at March 31, 2004.

Mortgage Servicing Rights

A large portion of the Company’s loan production involves loans for 1-4 family residential properties.  As part of its efforts to manage interest rate risk, the Company securitizes pools of loans and creates U.S. Agency-guaranteed mortgage-backed securities.  As part of the agreement with the agency, the Company is paid a servicing fee to manage the loan and collect the monthly loan payments.  In accordance with FAS No. 140, the Company records an asset (mortgage servicing rights) at the fair value of those rights.  At March 31, 2004, the total estimated fair value of those rights was $195,000.  The fair value of the mortgage servicing rights is based on judgments, assumptions and estimates as to the period the fee will be collected, current and future interest rates, and loan foreclosures.  These judgments, assumptions and estimates are initially made at the time of securitization and reviewed at least quarterly.  Impairment, if any, is recognized through a valuation allowance and charged against current earnings.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At March 31, 2004, the Company had available lines of credit of $162,239,000.   The Company had $328,843,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.  At March 31, 2003, the amount of securities available and not pledged was $327,351,000.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $68,344,000 at March 31, 2004 as compared to $94,524,000 at March 31, 2003.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  The Company believes its liquidity to be strong and stable.

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

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company’s annual report on Form 10-K for the year ended December 31, 2003 under “Special Cautionary Notice Regarding Forward Looking Statements”, and otherwise in the Company’s Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the SEC, including the SEC’s website at http://www.sec.gov.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s discussion and analysis “Interest Rate Sensitivity”.

Market risk refers to potential losses arising from changes in interest rates, and other relevant market rates or prices.

Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (EVE) to adverse movements in interest rates, is Seacoast’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities).  Seacoast is also exposed to market risk in its investing activities.  The Asset and Liability Management Committee (ALCO) meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk.  The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.  The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limited approved by the Board.  These limits reflect Seacoast’s tolerance for interest rate risk over short-term and long-term horizons.

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not e taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.  As of March 31, 2004, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 7.3% versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 12.3% versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of March 31, 2004 and concluded that those disclosure controls and procedures are effective.

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

Part II OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company presently has one active share repurchase program approved by its Board of Directors on September 18, 2001.  No shares have been repurchased outside of this program.

Issuer purchases of equity securities in 2004:

Period	Number of Shares Purchased	Average Price	Shares Purchased as Part of Publicly Announced Programs	Number of Shares that May Be Purchased under Publicly Announced Programs
January 1 – January 31, 2004	44,602	$18.46	44,602	501,086
February 1 – February 29, 2004	13,587	18.40	13,587	487,499
March 1 – March 31, 2004	0		0	487,499

Total	58,189	$18.44	58,189

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

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on January 7, 2004

On January 7, 2004, the Registrant entered into Change in Control Employment Agreements, with effective dates of December 24, 2003, with the following officers of Seacoast Banking Corporation of Florida (the “Company”) and its principal subsidiary, First National Bank and Trust Company of the Treasure Coast (the “Bank”):  Jean Strickland, Executive Vice-President of the Company and the Bank, Thomas H. Wilkinson, Executive Vice-President of the Bank, and Teresa Idzior, Senior Vice-President of the Bank.  Copies of the agreements were attached to the Form 8-K as exhibits.

Form 8-K filed on January 14, 2004

On January 14, 2004, the Registrant announced its financial results for the fourth quarter and year ended December 31, 2003.  A copy of the press release is attached to the Form 8-K.  On January 15, 2004 the Registrant held an investor conference call to discuss financial results.  A transcript and charts referenced in the conference call are attached to the Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 7, 2004

           /s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

May 7, 2004

           /s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer