Form 10-Q/A
period 2004-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2004-05-19
CIK 730708

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

#

Seacoast Banking Corporation of Florida (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the “Form 10-Q”) with the Securities and Exchange Commission on May 10, 2004.  This amendment to the Form 10-Q is being filed to include certain certifications as separate exhibits (Exhibits No. 32.1 and 32.2) which were previously filed together (Exhibit No. 32.1).  In addition, certain modifications were made to Exhibits No. 31.1, 31.2, and 32.1.  For the convenience of the reader, the Company is refiling the entire Form 10-Q.  No modifications have been made to the Form 10-Q except as described above.

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

May 14, 2004

           /s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

May 14, 2004

           /s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer