Form 10-Q
period 2004-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2004-08-09
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2004	Commission file No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA (Exact name of registrant as specified in its charter)

Florida	59-2260678
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number

815 Colorado Avenue, Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

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

YES [X]

NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2004:

Common Stock, $.10 Par Value - 15,463,808 shares

#

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1.

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

June 30, 2004 and December 31, 2003

3 - 4

Condensed consolidated statements of income -

Six months and three months ended June 30,

2004 and 2003

5

Condensed consolidated statements of cash flows -

Six months ended June 30, 2004 and 2003

6 - 7

Notes to condensed consolidated financial statements

8 - 11

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

12 - 26

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.

Evaluation of Disclosure Controls and Procedures

28

Part II

OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases

 of Equity Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 6.

Exhibits and Reports on Form 8-K

30

SIGNATURES

31

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except per share data)	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits	$ 48,633 257	$ 44,928 255
Securities:
Trading (at fair value) Available for sale (at fair value) Held to maturity (fair values: $75,524 at June 30, 2004 and $79,741 at December 31, 2003)	1,080 477,754 76,656	0 484,223 80,866
TOTAL SECURITIES Loans available for sale	555,490 3,901	565,089 5,403
Loans Less: Allowance for loan losses	789,344 (6,443)	708,792 (6,160)
NET LOANS	782,901	702,632
Bank premises and equipment, net Other assets	18,119 18,808	16,847 18,669
	$1,428,109	$1,353,823
LIABILITIES
Deposits	$1,188,165	$1,129,642
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Other borrowings	78,829 39,781	74,158 40,000
Other liabilities	16,621	5,939
	1,323,396	1,249,739

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands)	June 30, 2004	December 31, 2003
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 22,000,000 shares, issued 17,103,650 and outstanding 15,318,708 shares and 145,100 restricted shares at June 30, 2004, issued 17,103,650 and outstanding 15,358,526 shares and 145,100 restricted shares at December 31, 2003	1,710	1,710
Other shareholders’ equity	103,003	102,374
TOTAL SHAREHOLDERS' EQUITY	104,713	104,084
	$1,428,109	$1,353,823

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.  See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 11,829 4,770 27	$ 11,702 3,756 20	$ 23,532 9,312 63	$ 23,684 7,830 41
TOTAL INTEREST INCOME	16,626	15,478	32,907	31,555
Interest on deposits Interest on borrowed money	2,864 470	3,460 857	5,775 942	7,064 1,730
TOTAL INTEREST EXPENSE	3,334	4,317	6,717	8,794
NET INTEREST INCOME Provision for loan losses	13,292 150	11,161 0	26,190 300	22,761 0
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,142	11,161	25,890	22,761
Noninterest income Securities gains (losses) Other income	(46) 4,530	(11) 5,190	10 8,870	(1,168) 10,561
TOTAL NONINTEREST INCOME	4,484	5,179	8,880	9,393
TOTAL NONINTEREST EXPENSES	11,620	10,805	23,147	21,680
INCOME BEFORE INCOME TAXES Provision for income taxes	6,006 2,120	5,535 1,985	11,623 4,112	10,474 3,701
NET INCOME	$ 3,886	$ 3,550	$ 7,511	$ 6,773

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.25 0.25 0.13	$ 0.23 0.23 0.10	$ 0.48 0.49 0.26	$ 0.43 0.44 0.20

Average shares outstanding - diluted Average shares outstanding – basic	15,737,475 15,331,382	15,640,582 15,325,412	15,789,999 15,381,266	15,657,015 15,320,819

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Change in loans available for sale, net

  Net change in other assets

	$ 34,546 8,896 (6,745) (11,405) (4,023) 6,286 1,502 167	$ 36,804 10,747 (8,811) (20,470) (4,250) 49,062 139 4,156
Net cash provided by operating activities	29,224	67,377

Cash flows from investing activities

  Proceeds from maturity of securities available for sale

  Proceeds from maturity of securities held to maturity

  Proceeds from sale of securities available for sale

  Purchase of securities available for sale

  Purchase of securities held to maturity

  Net new loans and principal repayments

  Proceeds from the sale of other real estate owned

  Additions to bank premises and equipment

	43,803 30,554 72,474 (121,746) (26,124) (80,569) 0 (2,227)	148,252 29,682 111,593 (327,251) (111,198) 35,905 10 (1,620)
Net cash used in investing activities	(83,835)	(114,627)

Cash flows from financing activities

  Net increase in deposits

  Net increase (decrease) in federal funds purchased and

    repurchase agreements

  Net increase in other borrowings

  Exercise of stock options

  Treasury stock acquired

  Dividends paid

	59,107 4,671 0 531 (1,994) (3,997)	44,718 (31,048) 25,000 717 (1,118) (3,065)
Net cash provided by financing activities	58,318	35,204
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of period	3,707 45,183	(12,046) 49,822
Cash and cash equivalents at end of period	$48,890	$37,776

#

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

  Provision for loan losses

  Securities losses (gains)

  Gain on sale of loans

  Gain on sale and write down of foreclosed assets

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 7,511 2,727 6,286 1,502 300 (10) (53) 0 23 (77) (28) 389 309 167 10,178	$ 6,773 5,931 49,062 139 0 1,168 0 (2) 8 539 (17) 304 (340) 4,156 (344)
Total adjustments	21,713	60,604
Net cash provided by operating activities	$29,224	$67,377

Supplemental disclosure of noncash investing activities: Market value adjustment to securities Transfers from securities available for sale to trading securities	$(2,536) 7,412	$(3,360) 60,165

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

The Company has reviewed SEC Staff Accounting Bulletin 105 and determined that the Company’s policies for loan commitments accounted for as derivative instruments are in compliance with the Staff’s views and the application of SAB 105 did not have a material impact on the Company’s financial statements.

NOTE B - COMPREHENSIVE INCOME

At June 30, 2004 and 2003, comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003

Net income	$3,886	$3,550	$7,511	$6,773
Unrealized gain (loss) on cash flow hedge (net of tax)	(24)	(291)	122	(349)
Unrealized losses on securities (net of tax)	(3,276)	(941)	(1,621)	(1,803)
Net reclassification adjustment for prior unrealized security gains (losses) included in earnings	32	378	77	(332)

Comprehensive income	$ 618	$2,696	$6,089	$4,289

NOTE C – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or using the discounted cash flow method.  The estimated fair value and carrying value of the Company’s interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at June 30, 2004, as follows:

(Dollars in thousands)	Carrying Value	Fair Value

Derivative Product Assets
Derivative contracts which do not qualify for hedge accounting	$ 19	$ 19
Derivative Product Liabilities
Cash flow interest rate swap which does qualify for hedge accounting	198	198
Interest rate swap which does qualify for hedge accounting	603	603

The above changes in fair value of derivative financial instruments did not have a material effect on net income.  A total of $122,000 was recorded to other comprehensive income, net of taxes of $76,000 for the six months ended June 30, 2004.

NOTE D – BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Basic:
Net income	$3,886	$3,550	$7,511	$6,773
Average shares outstanding	15,331,382	15,325,412	15,381,266	15,320,819
Basic EPS	$0.25	$0.23	$0.49	$0.44

Diluted:
Net income	$3,886	$3,550	$7,511	$6,773
Average shares outstanding	15,331,382	15,325,412	15,381,266	15,320,819
Net effect of dilutive stock options – based on treasury stock method	406,093	315,170	408,733	336,196

TOTAL	15,737,475	15,640,582	15,789,999	15,657,015

Diluted EPS	$0.25	$0.23	$0.48	$0.43

All per share data reflects a 10% stock dividend paid as a stock split effective August 1, 2003.

NOTE E – CONTINGENCIES

The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which they are engaged.  Among these, the Company has an action against its bank subsidiary with respect to a deposit account that allegedly was utilized by a former customer to improperly cash checks (the “Check Claims”).  Plaintiffs seek compensatory damages of $900,000 and have requested a jury trial.  The Company’s management has reviewed the Check Claims with its counsel, and while the ultimate outcome of the Check Claims cannot be predicted and no possible range of loss can be estimated, management presently believes that none of the legal proceedings to which it is a party, including the Check Claims, are likely to have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

NOTE F – STOCK OPTIONS

The Company accounts for its stock option awards under APB Opinion No. 25 and therefore no compensation cost has been recognized.  Had compensation cost for stock options granted been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Net income
As reported	$3,886	$3,550	$7,511	$6,773
Stock based compensation, net of tax	25	4	50	8
Pro forma	$3,861	$3,546	$7,461	$6,765

Per share (diluted)
As reported	$0.25	$0.23	$0.48	$0.43
Pro forma	0.25	0.23	0.47	0.43

Per share (basic)
As reported	$0.25	$0.23	$0.49	$0.44
Pro forma	0.25	0.23	0.49	0.44

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER 2004

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the second quarter of 2004 totaled $3,886,000 or $0.25 per share diluted, higher than the $3,625,000 or $0.23 per share diluted recorded in the first quarter of 2004 and higher than the $3,550,000 or $0.23 per share diluted reported in the second quarter of 2003.  Note that earnings per share results for prior periods reflect the 10 percent stock dividend paid as a stock split on Common Stock effective August 1, 2003.

Return on average assets was 1.11 percent and return on average shareholders' equity was 14.39 percent for the second quarter of 2004, compared to first quarter 2004's performance of 1.05 percent and 13.31 percent, respectively, and the prior year's second quarter results of 1.09 percent and 14.08 percent, respectively.

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2004 totaled $13,324,000, $2,126,000 or 19.0 percent more than for 2003’s second quarter and $392,000 or 3.0 percent higher than first quarter 2004’s result.  Net interest margin on a tax equivalent basis increased 37 basis points over the last twelve months to 4.00 percent for the second quarter of 2004 and was up 2 basis points from 3.98 percent in the first quarter of 2004.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Second quarter 2003	$ 11,198	3.63%
Third quarter 2003	10,830	3.44
Fourth quarter 2003	12,253	3.82
First quarter 2004	12,932	3.98
Second quarter 2004	13,324	4.00

During the first quarter of 2003 and into the second quarter of 2003, the yield curve flattened and resulted in accelerated principal repayments of loans and investment securities collateralized by residential properties.  These cash flows were reinvested at lower rates and resulted in margin compression for the Company during the first three quarters of 2003.  A steeper yield curve in the third and fourth quarters slowed prepayments for loans and investments and resulted in an improved net interest margin.

The yield on earning assets for the second quarter of 2004 was relatively level with prior period results at 5 percent.  Over most of 2003, higher principal repayments of loans and investments combined with deposit increases were invested in earning assets at lower rates.  The yield on earning assets for the year 2003 declined 111 basis points to 5.02 percent from 6.13 percent for 2002.   The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2004	2004	2003	2003	2003
Yield	5.00%	5.02%	4.97%	4.69%	5.03%

Yield on loans declined 77 basis points to 6.23 percent over the last twelve months.  Partially offsetting, the yield on securities increased 68 basis points year over year to 3.39 percent.  Average earning assets for the second quarter of 2004 increased $100.9 million or 8.2 percent compared to the second quarter in 2003.  Average loan balances grew $90.4 million (or 13.5 percent) to $762.1 million, average federal funds sold increased $4.4 million to $11.2 million, and average investment securities rose $6.1 million (or 1.1 percent) to $564.2 million.  The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful denovo expansion into northern Palm Beach County.  Loan originations in this new market total $82.9 million with $58 million in loans funded during the past year.  The addition of two full service branches in Palm Beach County in late 2004 will further assist in expanding the Company’s loan origination capabilities in this new market.  At June 30, 2004, commercial lenders in this market have originated a total of $116.4 million in loans (including unfunded commitments) and a pipeline of over $120.2 million.

Residential loan production was exceptional as well during the second quarter of 2004, with $71.9 million in residential loans closed, of which $22.4 million was sold servicing released to manage interest rate risk and to generate fee income.  A total of over $123 million in residential mortgages have been originated during the six months ended June 30, 2004.

The cost of interest-bearing liabilities in the second quarter of 2004 decreased 4 basis points to 1.30 percent from first quarter 2004 and was 43 basis points lower than for second quarter 2003.  The following table details the cost of interest-bearing liabilities for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2004	2004	2003	2003	2003
Rate	1.30%	1.34%	1.46%	1.58%	1.73%

The average aggregated balance for NOW, savings and money market balances increased $66.9 million or 13.4 percent to $568.1 million from second quarter 2003 and average noninterest bearing deposits increased $56.0 million or 28.5 percent to $252.4 million, while average certificates of deposit declined $18.0 million or 4.8 percent to $357.2 million.  Growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) also increased, by $6.8 million to $69.2 million for the second quarter of 2004, versus a year ago.

In January 2004, the Company hedged $15.0 million in fixed rate borrowing with an interest rate swap.  The pay-floating receive-fixed rate swap matures on the same date as the $15.0 million borrowing (November 12, 2009).  Under the terms of the agreement, the Company swapped fixed rate payments at 6.10 percent to floating (three month LIBOR plus 230 basis points).  The swap is accounted for as a fair value hedge and reduced interest expense by $100,000 for the second quarter of 2004.  On January 30, 2004, the Company hedged $25.0 million of FHLB debt through a pay-fixed receive-floating rate swap (cash flow hedge).  The swap matures on the same date as the $25.0 million borrowing, January 30, 2006.  The Company swapped floating rate (three-month LIBOR) to a fixed rate payment (3.12 percent).  The swap is accounted for as a cash flow hedge and increased interest expense by $127,000 during the second quarter of 2004.

Year over year the mix of earning assets has improved slightly.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 57.0 percent for the second quarter of 2004 compared to 54.3 percent a year ago, while securities decreased from 45.1 percent to 42.2 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding long term residential loan balances declining (see “Loan Portfolio”).

Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 54.9 percent of interest bearing liabilities, versus 49.9 percent a year ago, favorably affecting deposit mix.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, and other borrowings) decreased to 10.6 percent of interest bearing liabilities for the second quarter of 2004 from 12.7 percent a year ago, reflecting a decline in FHLB borrowings.

PROVISION FOR LOAN LOSSES

Provisioning of $150,000 was recorded in the first and second quarter of 2004 (a total of $300,000 year to date).  No provisioning was recorded in any quarter in 2003, as credit quality overall remained good.  Over the past few years, the Company intentionally reduced the relative size of its long term fixed rate residential loan portfolio while continuing to grow its commercial (primarily real estate secured) and consumer portfolios and as a result, until recently, overall loan growth had been negative.  This, combined with stable asset quality, negated the need for any additional provisioning for loan losses until the first two quarters of 2004.  Net charge-offs totaled $17,000 for the first half of 2004 compared to $715,000 in 2003.  Net charge-offs annualized as a percent of average loans were at zero for the first six months of 2004, compared to 0.21 percent for the same period in 2003 and 0.10 percent for the total year in 2003.  These ratios are much better than the banking industry as a whole.

As the Company’s loan portfolio continues to grow, increased loan loss provisions may result as the increased exposure to higher risk credits could result in greater inherent losses in the loan portfolio.  Besides loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.  Management believes that its credit granting process contains a disciplined approach that mitigates this risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during economic slowdowns.

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

Other income, excluding gains and losses from securities sales, totaled $4,530,000 for the second quarter of 2004, $190,000 or 4.4 percent higher than for the first quarter of 2004 but $660,000 or 12.7 percent lower than for the second quarter of 2003.  Noninterest income accounted for 25.4 percent of net revenue in the second quarter 2004 compared to 31.7 percent a year ago.  Noninterest income for the second quarter of 2004 and 2003, and the first quarter of 2004 is detailed as follows:

	2nd Qtr 2004	1st Qtr 2004	2nd Qtr 2003
Service charges on deposits	$1,094	$1,107	$1,202
Trust income	517	538	527
Mortgage banking fees	472	482	1,223
Brokerage commissions and fees	671	715	586
Marine finance fees	994	763	859
Debit card income	351	298	320
Other deposit based EFT fees	117	128	105
Other income	314	309	368
Total	$4,530	$4,340	$5,190

Revenues from the Company’s financial services businesses have rebounded during 2004.  While brokerage commissions and fees declined $44,000 from the first quarter of 2004, revenue for the second quarter of 2004 was higher by $85,000 or 14.5 percent year over year and was $380,000 or 37.8 percent greater year over year for the first six months.  Trust income was slightly lower, declining $21,000 or 3.9 percent from the first quarter of 2004 and $10,000 from a year ago for the same quarter, but up slightly year over year for the first six months.

The Company is among the leaders in the production of residential mortgage loans in its market.  In the first and second quarter of 2004, $51.7 million and $71.9 million in residential loans were closed, respectively, and loans sold totaled $18.2 million and $22.4 million, respectively.  For the first six months, mortgage originations compared to prior year were $29 million or 19 percent lower and loans sold declined by $80 million.  Fewer loans have been sold in 2004 as more production has been in adjustable rate mortgages which have been retained in the Company’s loan portfolio.  Results reflect this volume change with first and second quarter 2004’s mortgage banking fees decreasing $1,156,000 or 70.6 percent and $751,000 or 61.4 percent, respectively, from a year ago.  The Company’s expansion into northern Palm Beach County, as well as the addition of a loan production office in Brevard County that opened during the current quarter, will further enhance the Company’s mortgage origination capabilities.

Greater usage of check cards by core deposit customers and an increased cardholder base increased interchange income.  The growth rate for these fees was negatively impacted in 2003 as a result of VISA and MasterCard agreeing to a reduction in check card interchange rates effective August 1, 2003.  The negative impacts have been offset with growth in the cardholder base and transaction volumes.  Other deposit based electronic funds transfer income, which increased $12,000 or 11.4 percent from second quarter’s result last year, were not impacted.

Service charges on deposits were $108,000 or 9.0 percent lower year over year for the second quarter and $218,000 or 9.0 percent lower for the first six months compared to a year ago.  Lower overdraft fees were the primary cause, declining by $86,000 for the second quarter and $192,000 for the first six months of 2004, versus a year ago.

In the second quarter 2004, marine finance fees from the sale of marine loans increased $135,000 or 15.7 percent from a year ago, and were $231,000 or 30.3 percent higher than for the first quarter of 2004.  The Company’s marine finance division (Seacoast Marine Finance) produced $52.3 million in marine loans during the second quarter of 2004, compared to $40.6 million in the first quarter of 2004 and $44.9 million in the second quarter of 2003.  All but $2.5 million of 2004’s production was sold.  The Company continues to look for opportunities to expand its market penetration of its marine finance business.

NONINTEREST EXPENSES

When compared to 2003, noninterest expenses for the second quarter increased by $815,000 or 7.5 percent to $11,620,000.  The 65.1 percent efficiency ratio for the second quarter of 2004 was slightly lower than the 65.9 percent ratio recorded a year ago.  Total noninterest expenses were only $93,000 or 0.8 percent higher than for the first quarter of 2004.

Salaries and wages increased $336,000 or 7.9 percent to $4,609,000 compared to the prior year second quarter.  Base salaries increased $315,000 or 8.4 percent and incentives were $272,000 higher, while commissions on revenue from brokerage activities were $56,000 higher.  A portion of the increase in base salaries was directly attributable to lending and branch personnel in the new Palm Beach County market ($90,000) and for lending personnel in the new loan production office in Brevard County ($31,000).  Key manager incentives and stock awards compensation (tied to specific Company performance measurements) were higher for 2004, representing $283,000 of the overall increase in incentives. Employee benefits increased only $4,000 to $1,216,000 from the second quarter of 2003.  Higher payroll taxes and profit sharing accruals for the Company’s 401K plan of $33,000 and $85,000, respectively, were almost entirely offset by lower group health insurance costs of $114,000.  Favorable claims experience in 2004 was the primary cause for the decline in group health insurance costs.

Outsourced data processing costs totaled $1,484,000 for the second quarter of 2004, an increase of $169,000 or 12.9 percent from a year ago.  The Company utilizes third parties for its core data processing system and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $140,000 or 10.0 percent to $1,543,000, versus second quarter results last year.  Of the increase, $44,000 was related to new Palm Beach County sites and $6,000 to the new loan production office in Brevard County.  Contributing to the increase, utility costs (including new trash removal services for shredding of sensitive information) grew $29,000 or 25.0 percent year over year.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $85,000 or 16.4 percent to $603,000 when compared to a year ago.  Newspaper advertising was $68,000 higher year over year, primarily due to additional costs for advertising in the new Palm Beach County market.

Amortization of other intangibles declined $63,000 year over year to zero for the second quarter of 2004.  The Company’s only amortizing intangible asset, a deposit based intangible, was fully amortized in the third quarter of 2003.

Other expenses increased $140,000 or 8.7 percent to $1,750,000.  Increases in subcontractor fees paid to marine finance solicitors (principally sales staff in California), education, directors’ fees and correspondent clearing charges of $24,000, $24,000, $31,000 and $42,000, respectively, all contributed to other expenses increasing year over year for the second quarter.

Noninterest expenses for the six-month period ending June 30, 2004 were $1,467,000 or 6.8 percent higher, totaling $23,147,000, with the increases attributable to many of the same factors as explained above related to the second quarter 2004 results.  Changes year over year were as follows: 1) salaries and wages increased $676,000 or 8.0 percent, 2) employee benefits grew $235,000 or 9.7 percent, 3) outsourced data processing costs increased $284,000 or 10.9 percent, 4) occupancy and furniture and equipment expenses rose $206,000 or 7.1 percent, on an aggregate basis, 5) legal and professional fees declined, by $116,000 or 14.9 percent, 6) marketing expenses were $185,000 or 17.3 percent higher, and 7) other expenses increased $121,000 or 3.7 percent.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the second quarter of 2004 was 7.71 percent, compared to 7.74 percent during the second quarter of 2003.  The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock.  In treasury stock at June 30, 2004, there were 1,639,842 shares totaling $16,258,000, compared to 1,614,224 shares or $17,800,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for “well-capitalized” financial institutions is 10%.  At June 30, 2004, the Company's ratio was 12.71 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $789,344,000 at June 30, 2004, $137,853,000 or 21.2 percent more than at June 30, 2003, and $80,552,000 or 11.4 percent more than at December 31, 2003.  The following table details loan portfolio composition at June 30, 2004, December 31, 2003 and June 30, 2003:

	June 30,	Dec. 31,	June 30,
(In thousands)	2004	2003	2003
Construction and land development	$147,780	$107,315	$83,871

Real estate mortgage
Residential real estate
Adjustable	120,764	108,863	95,620
Fixed rate	74,956	75,226	86,525
Home equity mortgages	67,541	48,986	42,836
Home equity lines	12,367	10,950	9,826
	275,628	244,025	234,807
Commercial real estate	241,054	226,366	209,685
	516,682	470,391	444,492

Commercial and financial	46,751	46,310	43,034

Installment loans to individuals
Automobiles and trucks	32,393	36,189	39,254
Seacoast marine finance	22,714	28,098	17,793
Other	22,765	20,225	22,248
	77,872	84,512	79,295

Other loans	259	264	799
Total	$789,344	$708,792	$651,491

During the first six months of 2004, $40.6 million in fixed rate residential mortgage loans were sold compared to $119.6 million during the first six months a year ago.  The Company also sold $90.4 million in marine loans (generated by Seacoast Marine Finance), compared to $90.0 million in the first six months of 2003.  Over the past twelve months, $108.6 million in fixed rate residential loans and $170.2 million in marine loans have been sold.   The loan sales are without recourse.

The Company’s loan portfolio secured by commercial real estate has increased by $81,582,000 or 30.7 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At June 30, 2004, the Company had commercial real estate loans outstanding balances totaling $347,248,000 or 44.0 percent of total loans (versus $265,666,000 or 40.8 percent a year ago).  The Company’s ten largest commercial real estate loans at June 30, 2004 aggregated to $109,511,000.  The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at June 30, 2004 and 2003:

		2004			2003
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$ 48.2	$ 14.1	$ 62.3	$ 36.3	$ 0.8	$ 37.1
Retail trade	45.8	3.9	49.7	35.9	0.8	36.7
Land development	84.1	72.3	156.4	44.1	34.7	78.8
Industrial	28.7	4.0	32.7	25.5	4.2	29.7
Healthcare	27.1	0.6	27.7	25.4	2.9	28.3
Churches and educational facilities	15.3	4.0	19.3	11.1	4.9	16.0
Recreation	9.2	--	9.2	12.2	0.5	12.7
Multifamily	8.8	5.3	14.1	8.7	4.4	13.1
Mobile home parks	6.6	--	6.6	3.1	--	3.1
Land	16.9	3.0	19.9	7.8	2.5	10.3
Lodging	5.5	--	5.5	3.4	--	3.4
Restaurant	1.7	0.1	1.8	2.9	0.1	3.0
Other	49.3	5.0	54.3	49.3	6.8	56.1

Total	$347.2	$112.3	$459.5	$265.7	$62.6	$328.3

Construction and land development loans increased $63,909,000 or 76.2 percent from a year ago to $147,780,000 at June 30, 2004.  Of this total, $106,194,000 is collateralized by commercial real estate and $41,586,000 by residential real estate.  In comparison, at June 30, 2003, $55,981,000 was collateralized by commercial real estate and $17,890,000 by residential real estate.  All of the commercial real estate construction and land development loans (with weighted average maturities of approximately 19 months) are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while many of these loans will payoff, the source of repayment from the sale.  Strong demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans, with expectations in the near term that growth may continue for the balance of 2004, perhaps moderating in 2005 if interest rates rise.

Also increasing, commercial and industrial loans totaled $46,751,000 at June 30, 2004, compared to $43,034,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $77,872,000 (versus $79,295,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  At June 30, 2004, approximately $121 million or 46 percent of the Company's residential mortgage loan balances were adjustable, compared to $96 million or 42 percent a year ago.

Approximately $123.6 million of new residential loans were closed in the first six months of 2004 and $40.6 million were sold. Loans secured by residential properties having fixed rates totaled approximately $142 million at June 30, 2004, of which 15- and 30-year mortgages totaled approximately $37 million and $38 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at June 30, 2003 totaled approximately $51 million and $35 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $93 million and $148 million, respectively, at June 30, 2004, compared to $79 million and $131 million, respectively, a year ago.

At June 30, 2004, the Company had commitments to make loans (excluding unused home equity lines of credit) of $195,945,000, compared to $146,299,000 at June 30, 2003.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,443,000 at June 30, 2004, $332,000 higher than one year earlier and $283,000 higher than at December 31, 2003.  During the first six months of 2004, net charge-offs totaled $17,000 which consisted of $61,000 for consumer loans, partially offset by recoveries on commercial loans, commercial real estate loans, and credit cards of $13,000, $13,000, and $18,000, respectively.  A year ago, net charge-offs of $715,000 were recorded during the first six months.

Consistent credit quality and historically low net charge-offs in all of the Company’s loan portfolios support an allowance for loan losses of 0.82 percent of total loans at June 30, 2004, a level lower than that found in many other banks.  This ratio was 0.94 percent at June 30, 2003 and 0.87 percent at December 31, 2003.  Over the past two years, the Company has intentionally reduced the relative size of its residential loan portfolio and as a result, until recently, overall loan growth has been negative.  This, combined with stable asset quality, negated the need for any provision for loan losses until the first quarter of 2004.  During the first and second quarter of 2004, the Company provided $150,000 for loan losses ($300,000 in total year to date).

The model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth.   The resulting allowance is also reflective of the subsidiary bank’s favorable and consistent delinquency trends and historical loss performance.

In addition, it is believed that the lower credit risk is attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At June 30, 2004, the Company had $664 million in loans secured by real estate, representing 84.2 percent of total loans, up slightly from 81.1 percent at June 30, 2003.  In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida.  Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At June 30, 2004, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.32 percent, compared to 0.50 percent one year earlier.

At June 30, 2004, there were $20,000 in accruing loans past due 90 days or more and OREO of $1,913,000 was outstanding.  The OREO property is under contract for sale at a price in excess of its current carrying value.  The sale will not have a significant impact on future results of operations.

Nonaccrual loans totaled $644,000 at June 30, 2004, compared to a balance of $3,188,000 at June 30, 2003.  Nonaccrual loans outstanding at June 30, 2004 that were performing with respect to payments totaled $537,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at June 30, 2004, 66 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At June 30, 2004, the Company had $477,754,000 in securities available for sale and securities held to maturity were carried at an amortized cost of $76,656,000.  The Company's securities portfolio decreased $33,027,000 or 5.6 percent from June 30, 2003 and declined $9,599,000 or 1.7 percent from December 31, 2003.  Maturities and sales of securities of $80.6 million and $72.5 million, respectively, and purchases totaling $147.9 million were transacted during the first six months of 2004.

Management controls the Company’s interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested.  At June 30, 2004, the duration of the portfolio was 2.6 years.  As more and more short duration commercial and consumer loans populate the loan portfolio, thereby reducing the overall duration of the loan portfolio, the Company may begin to extend the duration of its securities portfolio.

Unrealized net securities losses of $7,383,000 at June 30, 2004, compared to net losses of $2,026,000 at June 30, 2003 and $4,882,000 at December 31, 2003.  Consensus market perception is that the Federal Reserve is likely to increase interest rates prospectively; a shifting yield curve has affected the market value of the securities portfolio during 2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $112,913,000 or 10.5 percent to $1,188,165,000 at June 30, 2004, compared to one year earlier.  Certificates of deposits decreased $23,872,000 or 6.4 percent to $348,851,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $89,609,000 or 18.0 percent to $587,539,000, and noninterest bearing demand deposits increased $47,176,000 or 23.1 percent to $251,775,000.  The Company’s success in marketing desirable products in this environment, in particular its array of money market and NOW product offerings, enhanced growth in lower cost interest bearing deposits.  Growth in business demand deposits of $26,948,000 and in personal demand deposits of $18,481,000 comprised most of the increase in noninterest bearing demand deposits.  The Company’s market extention into Palm Beach County approximately one year ago has aided the growth of noninterest bearing demand deposits.

Aggregated federal funds purchased and repurchase agreement balances increased over the past twelve months by $6,910,000 or 9.6 percent to $78,829,000 at June 30, 2004.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  Repurchase agreement balances at June 30, 2004 totaled $53,829,000, compared to $47,919,000 at June 30, 2003.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would increase 0.9 percent if interest rates would gradually rise 200 basis points over the next twelve months.  While management places a lower probability on significant rate declines after the Federal Reserve’s 25 basis point increase at the end of June 2004, the model simulation indicates net interest income would decrease 0.7 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On June 30, 2004, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 24.7 percent compared to 26.6 percent at December 31, 2003.

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

The allowance and provision for loan losses, securities available for sale valuation and accounting, and the value of goodwill.

Disclosures intended to facilitate a reader’s understanding of the possible and likely events or uncertainties known to management that could have a material impact on the reported financial information of the Company related to the most critical accounting estimates are as follows:

Allowance and Provision for Loan Losses

The information contained on pages 14-15 and 19-23 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the company’s accounting estimates.

Securities Available for Sale

The fair value of the available for sale portfolio at June 30, 2004 was less than historical amortized cost, producing unrealized losses of $6,280,000.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

Value of Goodwill

Beginning January 1, 2002, the Company’s goodwill is no longer amortized, but tested for impairment.  The amount of goodwill at June 30, 2004 totaled approximately $2.5 million and was acquired in 1995 as a result of the purchase of a community bank within the Company’s dominant market.  The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company’s markets.  There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at June 30, 2004.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At June 30, 2004, the Company had available lines of credit of $169,056,000.   The Company had $337,750,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $48,890,000 at June 30, 2004 as compared to $37,776,000 at June 30, 2003.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  The Company believes its liquidity to be strong and stable.

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

#

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

#

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

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.  As of June 30, 2004, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 3.0% versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 7.5% versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of June 30, 2004 and concluded that those disclosure controls and procedures are effective.

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

#

Part II OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company presently has one active share repurchase program approved by its Board of Directors on September 18, 2001.  No shares have been repurchased outside of this program.

Issuer purchases of equity securities in 2004:

Period	Number of Shares Purchased	Average Price	Shares Purchased as Part of Publicly Announced Programs	Number of Shares That May Yet be Purchased Under Publicly Announced Programs

January 1 – January 31, 2004	44,602	$18.46	44,602	501,086
February 1 – February 29, 2004	13,821	18.40	13,821	487,499
March 1 – March 31, 2004	0		0	487,499

Total – 1st Quarter 2004	58,189	18.44	58,189

April 1 – April 30, 2004	19,510	19.78	19,510	501,086
May 1 – May 31, 2004	32,500	18.89	32,500	467,989
June 1 – June 30, 2004	0		0	435,489

Total – 2nd Quarter 2004	52,010	19.22	52,010	435,489

Total – Year-to-date 2004	110,199	18.81	110,199	435,489

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The 2004 Annual Meeting of Shareholders was held on April 22, 2004.

(b)

Reported to the Commission in the 2004 Proxy statement, Four Class II directors were re-elected and one new Class II director was elected.

(c)

The following matters were voted upon at the meeting:

(1)

Proposal 1 - The re-election of four (4) Class II directors to serve until the 2007 Annual Meeting of Shareholders and one (1) new Class II director to serve until the 2007 Annual Meeting of Shareholders have been elected and qualified.  Out of 14,253,990 votes represented at the meeting, the number of votes cast for and against (or withheld) their election were 13,913,937 (97.6%) and 340,053, respectively.  All of the directors were elected.

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

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on April 19, 2004

On April 14, 2004, the Registrant announced its financial results for the first quarter ended March 31, 2004.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on April 15, 2004 and data charts referenced in the conference call.

Form 8-K filed on June 29, 2004

Effective June 24, 2004, the Registrant announced the replacement of PricewaterhouseCoopers LLP as its independent public accountants and appointed KPMG LLP as its new independent accountants.  No disagreements were noted on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  The reports of PricewaterhouseCoopers on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 6, 2004

           /s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

August 6, 2004

           /s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#