Form 10-Q
period 2004-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2004-11-08
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2004	Commission file No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA (Exact name of registrant as specified in its charter)

Florida	59-2260678
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number

815 Colorado Avenue, Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

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

YES [X]

NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2004:

Common Stock, $.10 Par Value - 15,441,560 shares

#

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1.

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

September 30, 2004 and December 31, 2003

3 - 4

Condensed consolidated statements of income -

Nine months and three months ended September 30,

2004 and 2003

5

Condensed consolidated statements of cash flows -

Nine months ended September 30, 2004 and 2003

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

29

Item 6.

Exhibits and Reports on Form 8-K

30

SIGNATURES

31

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits	$ 39,101 258	$ 44,928 255
Securities:
Available for sale (at fair value) Held to maturity (fair values: $69,746 at September 30, 2004 and $79,741 at December 31, 2003)	398,152 69,845	484,223 80,866
TOTAL SECURITIES Loans available for sale	467,997 3,335	565,089 5,403
Loans Less: Allowance for loan losses	859,173 (6,497)	708,792 (6,160)
NET LOANS	852,676	702,632
Bank premises and equipment, net Other assets	18,589 16,009	16,847 18,669
	$1,397,965	$1,353,823
LIABILITIES
Deposits	$1,180,784	$1,129,642
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Other borrowings	61,829 40,047	74,158 40,000
Other liabilities	7,669	5,939
	1,290,329	1,249,739

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2004	December 31, 2003
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 22,000,000 shares, issued 17,103,650 and outstanding 15,296,460 shares and 145,100 restricted shares at September 30, 2004, issued 17,103,650 and outstanding 15,358,526 shares and 145,100 restricted shares at December 31, 2003	1,710	1,710
Other shareholders’ equity	105,926	102,374
TOTAL SHAREHOLDERS' EQUITY	107,636	104,084
	$1,397,965	$1,353,823

Note:  The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.  See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 12,480 4,559 3	$ 10,592 3,719 18	$ 35,007 13,871 66	$ 33,466 11,549 59
TOTAL INTEREST INCOME	17,042	14,329	48,944	45,074
Interest on deposits Interest on borrowed money	3,038 542	3,139 801	8,813 1,484	10,203 2,531
TOTAL INTEREST EXPENSE	3,580	3,940	10,297	12,734
NET INTEREST INCOME Provision for loan losses	13,462 250	10,389 0	38,647 550	32,340 0
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,212	10,389	38,097	32,340
Noninterest income Securities gains (losses) Other income	16 4,830	(4) 5,297	26 14,705	(1,172) 16,668
TOTAL NONINTEREST INCOME	4,846	5,293	14,731	15,496
TOTAL NONINTEREST EXPENSES	12,027	10,668	35,174	32,348
INCOME BEFORE INCOME TAXES Provision for income taxes	6,031 2,151	5,014 1,599	17,654 6,263	15,488 5,300
NET INCOME	$ 3,880	$ 3,415	$ 11,391	$ 10,188

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.25 0.25 0.14	$ 0.22 0.22 0.13	$ 0.72 0.74 0.40	$ 0.65 0.66 0.33

Average shares outstanding - diluted Average shares outstanding – basic	15,704,794 15,299,443	15,620,117 15,326,353	15,761,390 15,353,792	15,644,581 15,322,684

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Change in loans available for sale, net

  Net change in other assets

	$ 51,081 14,662 (10,301) (31,732) (6,495) 7,365 2,068 729	$ 52,406 16,802 (12,792) (31,363) (5,804) 68,135 7,652 5,855
Net cash provided by operating activities	27,377	100,891

Cash flows from investing activities

  Proceeds from maturity of securities available for sale

  Proceeds from maturity of securities held to maturity

  Proceeds from sale of securities available for sale

  Purchase of securities available for sale

  Purchase of securities held to maturity

  Net new loans and principal repayments

  Proceeds from the sale of other real estate owned

  Additions to bank premises and equipment

	63,202 37,391 136,580 (122,944) (26,124) (150,877) 2,012 (3,157)	228,847 90,543 141,766 (461,732) (158,377) 21,305 78 (2,097)
Net cash used in investing activities	(63,917)	(139,667)

Cash flows from financing activities

  Net increase in deposits

  Net decrease in federal funds purchased and

    repurchase agreements

  Net increase in other borrowings

  Exercise of stock options

  Treasury stock acquired

  Dividends paid

	51,512 (12,329) 0 846 (3,165) (6,148)	49,849 (39,221) 25,000 717 (1,160) (5,057)
Net cash provided by financing activities	30,716	30,128
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of period	(5,824) 45,183	(8,648) 49,822
Cash and cash equivalents at end of period	$39,359	$41,174

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

  Provision for loan losses

  Securities losses (gains)

  Gain on sale of loans

  Gain on sale and write down of foreclosed assets

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 11,391 4,071 7,365 2,068 550 (26) (78) (58) 23 (449) (4) 380 105 729 1,310	$ 10,188 8,432 68,135 7,652 0 1,172 (143) (20) 15 677 (58) 293 (183) 5,855 (1,124)
Net cash provided by operating activities	$27,377	$100,891

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

In March 2004, the FASB issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” which provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 has been delayed.  The disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  For all other investments within the scope of this issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.  The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

NOTE B - COMPREHENSIVE INCOME

At September 30, 2004 and 2003, comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003

Net income	$3,880	$3,415	$11,391	$10,188
Unrealized gain (loss) on cash flow hedge (net of tax)	(16)	47	106	(302)
Unrealized gains (losses) on securities available for sale (net of tax)	1,912	266	377	(1,315)
Net reclassification adjustment for prior unrealized security gains (losses) included in earnings	154	222	145	(332)

Comprehensive income	$5,930	$3,950	$12,019	$8,239

NOTE C – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or using the discounted cash flow method.  The estimated fair value and carrying value of the Company’s interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at September 30, 2004, as follows:

(Dollars in thousands)	Carrying Value	Fair Value

Derivative Product Assets
Derivative contracts which do not qualify for hedge accounting Interest rate swap which does qualify for hedge accounting	$ 59 47	$ 59 47
Derivative Product Liabilities
Cash flow interest rate swap which does qualify for hedge accounting	172	172
Interest rate swap which does qualify for hedge accounting	173	173

The above changes in fair value of derivative financial instruments did not have a material effect on net income.  A total of $106,000 was recorded to other comprehensive income, net of taxes of $66,000 for the nine months ended September 30, 2004.

NOTE D – BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Basic:
Net income	$3,880	$3,415	$11,391	$10,188
Average shares outstanding	15,299,443	15,326,353	15,353,792	15,322,684
Basic EPS	$0.25	$0.22	$0.74	$0.66

Diluted:
Net income	$3,880	$3,415	$11,391	$10,188
Average shares outstanding	15,299,443	15,326,353	15,353,792	15,322,684
Net effect of dilutive stock options – based on treasury stock method	405,351	293,764	407,598	321,897

TOTAL	15,704,794	15,620,117	15,761,390	15,644,581

Diluted EPS	$0.25	$0.22	$0.72	$0.65

NOTE E – CONTINGENCIES

The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which they are engaged.  Among these is an action against the bank subsidiary with respect to a deposit account that allegedly was utilized by a former customer to improperly cash checks (the “Check Claims”).  Plaintiffs seek compensatory damages of $900,000 and have requested a jury trial.  The Company’s management has reviewed the Check Claims with its counsel, and while the ultimate outcome of the Check Claims cannot be predicted and no possible range of loss can be estimated, management presently believes that none of the legal proceedings to which it is a party, including the Check Claims, are likely to have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

NOTE F – STOCK OPTIONS

The Company accounts for its stock option awards under APB Opinion No. 25 and therefore no compensation cost has been recognized.  Had compensation cost for stock options granted been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Net income
As reported	$3,880	$3,415	$11,391	$10,188
Stock based compensation, net of tax	25	4	75	12
Pro forma	$3,855	$3,411	$11,316	$10,176

Per share (diluted)
As reported	$0.25	$0.22	$0.72	$0.65
Pro forma	0.25	0.22	0.72	0.65

Per share (basic)
As reported	$0.25	$0.22	$0.74	$0.66
Pro forma	0.25	0.22	0.74	0.66

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER 2004

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

EARNINGS SUMMARY

Net income for the third quarter of 2004 totaled $3,880,000 or $0.25 per share diluted, compared to $3,886,000 or $0.25 per share diluted recorded in the second quarter of 2004 and $3,625,000 or $0.23 per share diluted in the first quarter of 2004, and was higher than the $3,415,000 or $0.22 per share diluted reported in the third quarter of 2003.

Return on average assets was 1.09 percent and return on average shareholders' equity was 14.13 percent for the third quarter of 2004, compared to second quarter 2004 results of 1.11 percent and 14.39 percent, respectively, first quarter 2004's performance of 1.05 percent and 13.31 percent, respectively, and the prior year's third quarter results of 1.04 percent and 13.27 percent, respectively.

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2004 totaled $13,498,000, $3,073,000 or 29.5 percent more than for 2003’s third quarter and $714,000 or 5.6 percent higher than second quarter 2004’s result.  Net interest margin on a tax equivalent basis increased 66 basis points over the last twelve months to 3.97 percent for the third quarter of 2004 and was up 13 basis points from 3.84 percent in the second quarter of 2004.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Third quarter 2003	$ 10,425	3.31%
Fourth quarter 2003	11,858	3.70
First quarter 2004	12,467	3.84
Second quarter 2004	12,784	3.84
Third quarter 2004	13,498	3.97

The yield on earning assets for the third quarter of 2004 was 5.02 percent, 46 basis points higher than the same period results in 2003, reflecting an improving earning assets mix in 2004.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2004	2004	2004	2003	2003
Yield	5.02%	4.85%	4.89%	4.85%	4.56%

The yield on loans declined 36 basis points to 5.99 percent over the last twelve months.  Partially offsetting this decline was an increase in the yield on investment securities of 93 basis points year over year to 3.51 percent.  In addition, average earning assets for the third quarter of 2004 increased $101.3 million or 8.1 percent compared to the third quarter in 2003.  Average loan balances grew $165.4 million (or 25.0 percent) to $827.9 million, average federal funds sold decreased $6.1 million to $1.2 million, and average investment securities declined $58.0 million (or 10.0 percent) to $520.8 million.  The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County.  Loan originations in this new market total $123.7 million with $78.6 million in net loans funded during the past year.  The addition of two full service branches in Palm Beach County in late 2004 will further assist in expanding the Company’s loan origination capabilities in this new market.  At September 30, 2004, commercial lenders in this market have originated a total of $114 million in loans during 2004 (including unfunded commitments) and, as of September 30, 2004, this market has a pipeline of $74 million.

Closed residential loan production during the third quarter of 2004 totaled $40.7 million, of which $19.7 million was sold servicing released to manage interest rate risk and to generate fee income.  A total of $181.6 million in residential mortgages have been originated during the nine months ended September 30, 2004, compared to $208.7 million during the same period in 2003.  Residential production was disrupted for approximately two weeks in September 2004 by two hurricanes that directly hit the Company’s markets and resulted in fewer applications processed for the month.  This could result in lower production and fee income in the fourth quarter 2004.

Year over year the mix of earning assets has improved slightly.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.3 percent for the third quarter of 2004 compared to 53.1 percent a year ago, while securities decreased from 46.4 percent to 38.6 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding long term residential loan balances declining (see “Loan Portfolio”).

Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 56.4 percent of interest bearing liabilities, versus 51.3 percent a year ago, favorably affecting deposit mix.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, and other borrowings) decreased to 10.3 percent of interest bearing liabilities for the third quarter of 2004 from 11.7 percent a year ago, reflecting a decline in FHLB borrowings.

The cost of interest-bearing liabilities in the third quarter of 2004 increased 7 basis points to 1.37 percent from second quarter 2004 but was 21 basis points lower than for third quarter 2003 as a result of the impact of the Federal Reserve increasing short-term interest rates by 75 basis points.  The following table details the cost of interest-bearing liabilities for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2004	2004	2004	2003	2003
Rate	1.37%	1.30%	1.34%	1.46%	1.58%

The average aggregated balance for NOW, savings and money market balances increased $80.9 million or 16.0 percent to $587.8 million from third quarter 2003 and average noninterest bearing deposits increased $45.1 million or 21.9 percent to $250.9 million, while average certificates of deposit declined $18.2 million or 5.0 percent to $347.3 million.  Growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) also increased, by $17.4 million to $68.0 million for the third quarter of 2004, versus a year ago.

PROVISION FOR LOAN LOSSES

A provision for loan losses of $250,000 was recorded in the third quarter of 2004, compared to $150,000 in the first and second quarter of 2004 (a total of $550,000 year to date).  Over the past few years, the Company intentionally reduced the relative size of its long term fixed rate residential loan portfolio while continuing to grow its commercial (primarily real estate secured) and consumer portfolios and as a result, until recently, overall loan growth had been negative.  This, combined with stable to improved asset quality, negated the need for any provisions for loan losses until the first three quarters of 2004.  Net charge-offs totaled $213,000 for the first nine months of 2004 compared to $686,000 in 2003.  Net charge-offs annualized as a percent of average loans were at 0.04 percent for the first nine months of 2004, compared to 0.14 percent for the same period in 2003 and 0.10 percent for the total year in 2003.  These ratios are better than the banking industry as a whole over comparable periods.

As the Company’s loan portfolio continues to grow, increased loan loss provisions may result as the increased exposure to higher risk credits could result in greater inherent losses in the loan portfolio.  In addition to loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.  Management believes that its credit granting process contains a disciplined approach that mitigates risks and lowers the likelihood of significant charge-offs or nonperforming loans during economic slowdowns.  The Company believes the economic impacts from the two hurricanes that hit its markets will not have a material impact on the Company’s asset quality over the near term.

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

Noninterest income, excluding gains and losses from securities sales, totaled $4,830,000 for the third quarter of 2004, $240,000 or 4.7 percent lower than for the second quarter of 2004 and $467,000 or 8.8 percent lower than for the third quarter of 2003.  Noninterest income accounted for 26.4 percent of net revenue (net interest income and noninterest income excluding security gains and losses) in the third quarter 2004 compared to 33.8 percent a year ago.  Noninterest income for the third quarter of 2004 and 2003, and the second quarter of 2004 is detailed as follows:

	3rd Qtr 2004	2nd Qtr 2004	3rd Qtr 2003
Service charges on deposits	$1,201	$1,094	$1,279
Trust income	556	517	494
Mortgage banking fees	523	472	1,098
Brokerage commissions and fees	523	671	364
Marine finance fees	640	994	903
Debit card income	348	351	301
Other deposit based EFT fees	108	117	106
Merchant income	503	540	405
Other income	428	314	347
Total	$4,830	$5,070	$5,297

Revenues from the Company’s financial services businesses have rebounded during 2004.  While brokerage commissions and fees declined $148,000 from the second quarter of 2004, revenue for the third quarter of 2004 was higher by $159,000 or 43.6 percent year over year and was $539,000 or 39.3 percent greater year over year for the first nine months.  Trust income was slightly higher, increasing $39,000 or 7.5 percent from the second quarter of 2004 and $62,000 from a year ago for the same quarter, and was up slightly year over year for the first nine months.

The Company is among the leaders in the production of residential mortgage loans in its market.  For the first nine months, mortgage originations compared to the same period in the prior year were $27 million or 13 percent lower and loans sold declined by $108 million.  Fewer loans have been sold in 2004 as more production has been in adjustable rate mortgages that have been retained in the Company’s loan portfolio.  Compared to the third quarter 2003, mortgage banking revenues were $575,000 lower for the three months ended September 30, 2004.  The Company’s expansion into northern Palm Beach County, as well as the addition of a loan production office in Brevard County that opened during the current quarter, should improve the Company’s mortgage origination capabilities.

Service charges on deposits were $78,000 lower year over year for the third quarter and $296,000 or 8.0 percent lower for the first nine months compared to a year ago.  Overdraft fees trended higher during the third quarter 2004, increasing $71,000 or 9.1 percent from the second quarter 2004, but were the primary cause for the decline year over year in service charges for the first nine months of 2004, decreasing $214,000 or 8.8 percent versus a year ago.  As indicated by third quarter 2004’s improved result over second quarter, new protocols in place with the company’s third party processing vendor are expected to generate higher overdraft fees, favorably impacting total services charges on deposits prospectively.

In the third quarter 2004, marine finance fees from the sale of marine loans declined $263,000 or 29.1 percent compared to the 2003 third quarter, and were $354,000 or 35.6 percent lower than for the second quarter of 2004.  The Company’s marine finance division (Seacoast Marine Finance) produced $41.1 million in marine loans during the third quarter of 2004, compared to $52.3 million in the second quarter of 2004 and $54.5 million in the third quarter of 2003.  Of the production in the third quarter 2004, $8.9 million was not sold and instead was recorded to the Company’s marine portfolio, reducing marine finance fees from the sale of marine loans for the third quarter.

Merchant income for the third quarter of 2004 was $98,000 or 24.2 percent higher than for the third quarter of 2003.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.  The Company’s expansion into new markets had positively impacted the growth of business demand deposits at September 30, 2004, which were higher by $27.1 million or 24.9 percent year over year, and had also resulted in increased merchant income.

NONINTEREST EXPENSES

When compared to 2003, noninterest expenses for the third quarter increased by $1,359,000 or 12.7 percent to $12,027,000.  Compared to the second quarter of 2004, total noninterest expenses were $407,000 or 3.5 percent higher.  Expenses associated with the hurricanes (Frances and Jeanne) contributed approximately $250,000 to the increase in the third quarter of 2004, compared to both the second quarter of 2004 and last year for the third quarter.

Salaries and wages increased $790,000 or 18.7 percent to $5,004,000 compared to the prior year third quarter.  Base salaries increased $541,000 or 12.8 percent and incentives were $249,000 higher, while commissions on revenue from brokerage activities were $88,000 higher.  A portion of the increase in base salaries was directly attributable to lending and branch personnel in the new Palm Beach County market ($127,000) and for lending personnel in the new loan production office in Brevard County ($51,000).  Key manager incentives and stock awards compensation (tied to specific Company performance measurements) were higher for 2004, representing $289,000 of the overall increase in incentives. Employee benefits increased $165,000 or 14.7 percent to $1,288,000 from the third quarter of 2003.  Higher payroll taxes and profit sharing accruals for the Company’s 401K plan of $37,000 and $116,000, respectively, were the primary causes for the increase.

Outsourced data processing costs totaled $1,451,000 for the third quarter of 2004, an increase of $84,000 or 6.1 percent from a year ago.  The Company utilizes third parties for its core data processing system and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $165,000 or 11.6 percent to $1,593,000, versus third quarter results last year.  Of the increase, $56,000 was related to new Palm Beach County sites and $13,000 to the new loan production office in Brevard County.  Contributing to the increase, utility costs (including new trash removal services for shredding of sensitive information) grew $29,000 or 22.3 percent year over year.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $90,000 or 18.3 percent to $582,000 when compared to a year ago.  Newspaper advertising was $96,000 higher year over year, primarily due to additional costs for advertising in the new Palm Beach County market.

Legal and professional fees increased by $36,000 or 10.6 percent from a year ago to $375,000 for the third quarter of 2004.  Increasing over prior year were examination and audit fees, legal fees and other professional fees.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the third quarter of 2004 was 7.71 percent, compared to 7.84 percent during the third quarter of 2003.  The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock.  In treasury stock at September 30, 2004, there were 1,662,090 shares totaling $16,686,000, compared to 1,778,373 shares or $17,841,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for “well-capitalized” financial institutions is 10 percent.  At September 30, 2004, the Company's ratio was 12.01 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $859,173,000 at September 30, 2004, $195,082,000 or 29.4 percent more than at September 30, 2003, and $150,381,000 or 21.2 percent more than at December 31, 2003.  The following table details loan portfolio composition at September 30, 2004, December 31, 2003 and September 30, 2003:

	Sept. 30,	Dec. 31,	Sept. 30,
(In thousands)	2004	2003	2003
Construction and land development	$171,351	$107,315	$93,515

Real estate mortgage
Residential real estate
Adjustable	141,650	108,863	105,680
Fixed rate	67,884	75,226	76,806
Home equity mortgages	70,207	48,986	44,988
Home equity lines	14,133	10,950	9,494
	293,874	244,025	236,968
Commercial real estate	256,298	226,366	211,617
	550,172	470,391	448,585

Commercial and financial	55,615	46,310	41,934

Installment loans to individuals
Automobiles and trucks	31,142	36,189	38,013
Seacoast marine finance	30,962	28,098	22,014
Other	19,662	20,225	19,850
	81,766	84,512	79,877

Other loans	269	264	180
Total	$859,173	$708,792	$664,091

During the first nine months of 2004, $60.2 million of residential mortgage loans were sold compared to $167.8 million during the first nine months a year ago.  The Company also sold $122.6 million in marine loans (generated by Seacoast Marine Finance), compared to $138.4 million in the first nine months of 2003.  Over the past twelve months, $80.0 million in fixed rate residential loans and $154.0 million in marine loans have been sold.   The loan sales are without recourse.

The Company’s loan portfolio secured by commercial real estate has increased by $99,657,000 or 35.5 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At September 30, 2004, the Company had commercial real estate loans outstanding balances totaling $380,183,000 or 44.2 percent of total loans (versus $280,526,000 or 42.2 percent a year ago).  The Company’s ten largest commercial real estate loans at September 30, 2004 aggregated to $130,751,000.  The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at September 30, 2004 and 2003:

		2004			2003
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$ 50.2	$ 13.7	$ 63.9	$ 38.0	$ 2.0	$ 40.0
Retail trade	45.2	1.9	47.1	33.0	0.2	33.2
Land development	107.2	115.7	222.9	50.9	38.7	89.6
Industrial	29.2	3.6	32.8	25.3	3.5	28.8
Healthcare	27.3	0.5	27.8	25.7	2.1	27.8
Churches and educational facilities	16.1	2.9	19.0	9.9	4.9	14.8
Recreation	9.0	--	9.0	12.0	--	12.0
Multifamily	9.6	6.0	15.6	8.0	10.5	18.5
Mobile home parks	6.6	--	6.6	4.9	--	4.9
Land	17.8	2.1	19.9	7.7	2.8	10.5
Lodging	6.3	--	6.3	3.6	--	3.6
Restaurant	3.7	0.1	3.8	1.9	0.1	2.0
Other	52.0	4.4	56.4	59.6	4.9	64.5

Total	$380.2	$150.9	$531.1	$280.5	$69.7	$350.2

Construction and land development loans increased $77,836,000 or 83.2 percent from a year ago to $171,351,000 at September 30, 2004.  Of this total, $123,885,000 is collateralized by commercial real estate and $47,466,000 by residential real estate.  In comparison, at September 30, 2003, $68,909,000 was collateralized by commercial real estate and $24,606,000 by residential real estate.  All of the commercial real estate construction and land development loans (with weighted average maturities of approximately 19 months) are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while many of these loans will payoff, the source of repayment from the sale.  Strong demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans, with expectations in the near term that growth may continue for the balance of 2004, perhaps moderating in 2005 if interest rates rise.

Commercial and financial loans increased and totaled $55,615,000 at September 30, 2004, compared to $41,934,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $81,766,000 (versus $79,877,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  At September 30, 2004, approximately $142 million or 51 percent of the Company's residential mortgage loan balances were adjustable, compared to $106 million or 47 percent a year ago.

Approximately $164.3 million of new residential loans were closed in the first nine months of 2004 and $60.2 million were sold. Loans secured by residential properties having fixed rates totaled approximately $138 million at September 30, 2004, of which 15- and 30-year mortgages totaled approximately $35 million and $33 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at September 30, 2003 totaled approximately $44 million and $33 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $94 million and $162 million, respectively, at September 30, 2004, compared to $80 million and $131 million, respectively, a year ago.

At September 30, 2004, the Company had commitments to make loans (excluding unused home equity lines of credit) of $237,324,000, compared to $145,154,000 at September 30, 2003.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,497,000 at September 30, 2004, $357,000 higher than one year earlier and $337,000 higher than at December 31, 2003.  During the first nine months of 2004, net charge-offs totaled $213,000 which consisted of $60,000 for consumer loans and $192,000 for commercial loans, partially offset by recoveries on commercial real estate loans and credit cards of $14,000, and $25,000, respectively.  A year ago, net charge-offs of $686,000 were recorded during the first nine months.

Consistent credit quality and historically low net charge-offs in all of the Company’s loan portfolios support an allowance for loan losses of 0.76 percent of total loans at September 30, 2004, a level lower than that found in many other banks.  This ratio was 0.92 percent at September 30, 2003 and 0.87 percent at December 31, 2003.  Over the past two years, the Company has intentionally reduced the relative size of its residential loan portfolio and as a result, until recently, overall loan growth has been negative.  This, combined with stable asset quality, negated the need for any provision for loan losses until the first quarter of 2004.  During the first, second and third quarter of 2004, the Company provided $150,000, $150,000 and $250,000 for loan losses ($550,000 in total year to date).

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

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At September 30, 2004, the Company had $722 million in loans secured by real estate, representing 84.0 percent of total loans, up slightly from 81.6 percent at September 30, 2003.  In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida.  Although not material enough to constitute a significant concentration of credit risk, the Company has meaningful credit exposure to real estate developers and investors.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At September 30, 2004, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.05 percent, compared to 0.48 percent one year earlier.

At September 30, 2004, there were $100,000 in accruing loans past due 90 days or more and no OREO was outstanding.  The commercial OREO property held at June 30, 2004 for $1,913,000 was sold during the third quarter of 2004 at a price $99,000 above its carrying value.

Nonaccrual loans totaled $389,000 at September 30, 2004, compared to a balance of $1,196,000 at September 30, 2003.  Nonaccrual loans outstanding at September 30, 2004 that were performing with respect to payments totaled $283,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at September 30, 2004, 81 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At September 30, 2004, the Company had $398,152,000 in securities available for sale and securities held to maturity were carried at an amortized cost of $69,845,000.  The Company's securities portfolio decreased $110,730,000 or 19.1 percent from September 30, 2003 and declined $97,092,000 or 17.2 percent from December 31, 2003.  Maturities and sales of securities of $100.6 million and $136.6 million, respectively, and purchases totaling $149.1 million were transacted during the first nine months of 2004.

Management controls the Company’s interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested.  At September 30, 2004, the duration of the portfolio was 2.3 years.  As more and more short duration commercial and consumer loans populate the loan portfolio, thereby reducing the overall duration of the loan portfolio, the Company may begin to extend the duration of its securities portfolio.

Unrealized net securities losses of $3,081,000 at September 30, 2004, compared to net losses of $1,239,000 at September 30, 2003 and $4,882,000 at December 31, 2003.  Consensus market perception is that the Federal Reserve is likely to increase interest rates prospectively; a shifting yield curve has affected the market value of the securities portfolio during 2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $99,792,000 or 9.2 percent to $1,180,784,000 at September 30, 2004, compared to one year earlier.  Certificates of deposits decreased $9,441,000 or 2.6 percent to $348,347,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $69,822,000 or 13.6 percent to $582,255,000, and noninterest bearing demand deposits increased $39,411,000 or 18.7 percent to $250,182,000.  The Company’s success in marketing desirable products in this environment, in particular its array of money market and NOW product offerings, enhanced growth in lower cost interest bearing deposits.  Growth in business demand deposits of $27,107,000 and in personal demand deposits of $22,227,000 comprised most of the increase in noninterest bearing demand deposits.  The Company’s market extension into Palm Beach County approximately one year ago has aided the growth of noninterest bearing demand deposits.

Aggregated federal funds purchased and repurchase agreement balances decreased over the past twelve months by $1,917,000 or 3.0 percent to $61,829,000 at September 30, 2004.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  Repurchase agreement balances at September 30, 2004 totaled $48,829,000, compared to $ 53,746,000 at September 30, 2003.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would decrease 1.0 percent if interest rates gradually rise 200 basis points over the next twelve months.  While management places a lower probability on significant rate declines after the Federal Reserve’s 25 basis point increases in June, August and September 2004 (a total of 75 basis points), the model simulation indicates net interest income would increase 1.1 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On September 30, 2004, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 19.7 percent compared to 26.6 percent at December 31, 2003.

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

The allowance and provision for loan losses, securities available for sale valuation and the valuation of goodwill.

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

Securities Available for Sale

The fair value of the available for sale portfolio at September 30, 2004 was less than historical amortized cost, producing unrealized losses of $2,981,000.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company’s markets.  There is data available indicating that both the products and customers serviced have grown since the acquisition, which is attributable to the increased profitability and supports the goodwill value at September 30, 2004.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At September 30, 2004, the Company had available lines of credit of $183,281,000.   The Company had $285,513,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $39,359,000 at September 30, 2004 as compared to $41,174,000 at September 30, 2003.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  The Company believes its liquidity to be strong and stable.

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

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios.  As of September 30, 2004, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 2.5% versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 6.3% versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of September 30, 2004 and concluded that those disclosure controls and procedures are effective.

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

Issuer purchases of equity securities in 2004:

Period	Number of Shares Purchased	Average Price	Shares Purchased as Part of Publicly Announced Programs	Number of Shares That May Yet be Purchased Under Publicly Announced Programs

January 1 – January 31, 2004	44,602	$18.46	44,602	501,086
February 1 – February 29, 2004	13,587	18.40	13,587	487,499
March 1 – March 31, 2004	0		0	487,499

Total – 1st Quarter 2004	58,189	18.44	58,189	487,499

April 1 – April 30, 2004	19,510	19.78	19,510	467,989
May 1 – May 31, 2004	32,500	18.89	32,500	435,489
June 1 – June 30, 2004	0		0	435,489

Total – 2nd Quarter 2004	52,010	19.22	52,010	435,489

July 1 – July 31, 2004	46,977	19.19	46,977	388,512
August 1 – August 31, 2004	14,973	21.45	14,973	373,539
September 1–September 30, 2004	0		0	373,539

Total – 3rd Quarter 2004	61,950	19.67	61,950	373,539

Total – Year-to-date 2004	172,149	18.81	172,149	373,539

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

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on July 30, 2004

On July 26, 2004, the Registrant announced its financial results for the second quarter ended June 30, 2004.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on July 26, 2004 and data charts referenced in the conference call.

Form 8-K (Amended) filed on August 30, 2004

Effective June 24, 2004, the Registrant announced the replacement of PricewaterhouseCoopers LLP as its independent public accountants and appointed KPMG LLP as its new independent accountants.  No disagreements were noted on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  The reports of PricewaterhouseCoopers on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Form 8-K filed on September 2, 2004

The Registrant filed the 8-K to indicate that it will reclassify revenues from merchant services, which previously had been included as a component of interest and fees on loans in the Registrant’s statement of income, to “other noninterest income”.  Revenues from prior periods will be reclassified in comparative financial statements.  The change had no effect on Seacoast Banking Corporation of Florida’s reported total revenues, net income or cash flows.

Form 8-K filed on September 14, 2004

On September 9, 2004, the Registrant reported on the impact of Hurricane Frances on its business operations and on community relief programs offered by its bank subsidiary.

Form 8-K filed on September 22, 2004

On September 22, 2004, the Retirement Savings Plan for Employees of the First National Bank & Trust Company of the Treasure Coast (“the Plan”), as authorized by the Audit Committee of the Plan’s sponsor, Seacoast Banking Corporation of Florida, determined to dismiss PricewaterhouseCoopers LLP as the Plan’s independent public accountants and appointed KPMG LLP as the Plan’s new independent accountants, each effective as of September 22, 2004.  The reports of PricewaterhouseCoopers on the financial statements of the Plan for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 5, 2004

           /s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

November 5, 2004

           /s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#