Form 10-K
period 2004-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2005-03-17
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR THE ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2260678

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

815 Colorado Avenue, Stuart, FL	34994

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code          (772) 287-4000

Securities registered pursuant to Section 12 (b) of the Act: None.

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:
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

     YES ☑   NO ☐

     The aggregate market value of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2004, as reported on the Nasdaq National Market, was $225,401,667.

     The number of shares outstanding of Seacoast Banking Corporation of Florida Common Stock, par value $0.01 per share, as of March 11, 2005, was 15,428,594.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Certain portions of the registrant’s 2005 Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2005 (the “2005 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2005 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2005 Proxy Statement shall be deemed so incorporated.

2.	Certain portions of the registrant’s 2004 Annual Report to Shareholders (the “2004 Annual Report”) are incorporated by reference in Part II, Items 6 through 8 of this report. Other than those portions of the 2004 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2004 Annual Report shall be deemed so incorporated.

FORM 10-K CROSS-REFERENCE INDEX

		Page of
		Form	Annual
		10-K	Report
Part I

Item 1.	Business	1-13	—

Item 2.	Properties	14-18	—

Item 3.	Legal Proceedings	18	—

Item 4.	Submission of Matters to a Vote of Security Holders	19	—

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19-20	50

Item 6.	Selected Financial Data	21	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21	15-50

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21	15-16, 23, 31-33 & 60-61

Item 8.	Financial Statements and Supplementary Data	22	51-75

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22-23	—

Item 9A.	Controls and Procedures	23	—

Item 9B.	Other Information	23	—
DIRECTORS' DEFERRED COMPENSATION PLAN
Financial Highlights
Subsidiaries of Registrant
Consent of Independent Registered Accounting Firm
Consent of Independent Registered Accounting Firm
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

		Page of
		Form	Annual
		10-K	Proxy
Part III

Item 10.	Directors and Executive Officers of the Registrant	23	3-11 & 26

Item 11.	Executive Compensation	23	11-14 & 17-23

Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	24-25	3-8, 11 & 24-25

Item 13.	Certain Relationships and Related Transactions	25	23-24

Item 14.	Principal Accountant Fees and Services	25	25-26

Part IV

Item 15.	Exhibits, Financial Statement Schedules	26-29

Certain statistical data required by the Securities and Exchange Commission are included on pages 15-50 of Exhibit 13.

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

     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the acquisition of Century National Bank), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.

     All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Part I

Item 1. Business

General

          Seacoast is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast (the “Bank”), for the purpose of becoming a holding company for the Bank. On December 30, 1983, Seacoast acquired the Bank in exchange for Seacoast common stock.

          The Bank commenced operations in 1933 under the name “Citizens Bank of Stuart” pursuant to a charter originally granted by the State of Florida in 1926. The Bank converted to a national bank on August 29, 1958.

          Through the Bank and its broker-dealer subsidiary, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast’s primary service area is the “Treasure Coast,” which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. In mid-2002, the Bank entered Palm Beach County, the next county immediately south of the Treasure Coast. The Bank operates banking offices in the following cities: five in Stuart, two in Palm City, two in Jensen Beach, one on Hutchinson Island, one in Hobe Sound, five in Vero Beach, two in Sebastian, five in Port St. Lucie, two in Ft. Pierce, and four in northern Palm Beach County. The Bank opened a loan production office in Brevard County in June 2004, and will open an additional office in northern Palm Beach County in February 2005. The Bank intends to further expand its presence into Palm Beach County in 2006 with an additional office and acquired a sixth office in Vero Beach in January 2005. See “Item 2. Properties.”

          Most of our banking offices have one or more Automated Teller Machines (ATMs) that provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 240,000 participating ATM locations throughout the United States.

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

          In February 2000, the Bank opened an office of Seacoast Marine Finance Division, a division of the Bank, in Ft. Lauderdale, Florida. Seacoast Marine Finance Division is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater. In November 2002, the Seacoast Marine Finance Division added offices and key personnel in California to serve the western markets. All loans that are originated by the Seacoast Marine Finance Division outside of the Bank’s primary service area are generally sold.

          Seacoast has six indirect subsidiaries:

•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), which provides insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of the Bank;

•	Big O RV Resort, Inc., which was formed to own and operate certain properties acquired through foreclosure, but which currently is inactive;

•	FNB Property Holdings, Inc., a Delaware holding company whose primary asset is an investment in FNB RE Services, Inc.; and

•	FNB RE Services, Inc., a real estate investment trust.

With the exception of FNB Property Holdings, Inc. and FNB RE Services, Inc., the operations of each of these indirect subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

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

     As of December 31, 2004, Seacoast had total consolidated assets of approximately $1,615 million, total deposits of approximately $1,372 million, total consolidated liabilities, including deposits, of approximately $1,508 million and consolidated shareholders’ equity of approximately $108 million. Seacoast’s operations are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” section incorporated by reference from the 2004 Annual Report.

          Seacoast’s principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. Seacoast and the Bank maintain Internet websites at www.seacoastbanking.net and www.fnbtc.net, respectively. Seacoast makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after Seacoast electronically files such material with or furnishes it to the Commission. Seacoast is not incorporating the information on its or the Bank’s website into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report.

Employees

     As of December 31, 2004, Seacoast and its subsidiaries employed 375 full-time equivalent employees. Seacoast considers its employee relations to be good, and it has no collective bargaining agreements with any employees.

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

          On November 30, 2004, Seacoast signed a definitive Agreement and Plan of Merger (the “Merger Agreement”), to acquire Century National Bank, a national bank headquartered in Orlando, Florida (“Century”), (the “Merger”). Seacoast has elected to effect the acquisition of Century through First National Bank & Trust Company (“Interim”), a newly-formed interim national bank and wholly-owned subsidiary of Seacoast.

          Pursuant to the Merger Agreement, at the effective time of the Merger, Century will be merged with and into Interim. Seacoast expects to thereafter merge Interim into the Bank, consistent with product and systems conversions and other considerations. Seacoast intends to operate only one bank subsidiary going forward.

          If the Merger is completed, each share of Century common stock issued and outstanding held by Century shareholders immediately prior to the effective time of the Merger, other than shares with respect to which dissenters’ rights are properly exercised, will be automatically converted, at the effective time, into the right to receive shares of Seacoast common stock, cash (without interest) or a combination of cash and Seacoast common stock, based on the Century shareholders’ election and subject to proration and other adjustments.

          Under the Merger Agreement, Seacoast is not required to pay more than $15,693,342 in cash to holders of Century common stock and holders of options to purchase shares of Century common stock. In addition, Seacoast is not required to issue more than 1,506,160 shares of its common stock to holders of Century common stock in exchange for their shares. As a result of these limitations, and because Century shareholders have the option to elect to receive cash, Seacoast common stock, or a combination thereof, in exchange for their shares of Century common stock, the actual amount of cash and Seacoast common stock to be received by each Century shareholder will be subject to proration and will depend upon the market price of Seacoast’s common stock prior to the effective time of the Merger and the elections made by other Century shareholders.

          The transactions contemplated by the Merger Agreement are subject to certain conditions set forth in the Merger Agreement, including the approval of the shareholders of Century and the receipt of all necessary regulatory approvals. All necessary regulatory approvals have been received, except for the expiration of a Department of Justice waiting period.

          Century is a national banking association headquartered in Orlando, Florida. Century currently provides banking services through three banking locations located in Orlando, Maitland/Winter Park and Longwood, Florida. As of December 31, 2004, Century had total consolidated assets of approximately $310 million, deposits of approximately $290 million and shareholders’ equity of approximately $19.6 million.

          Florida law permits statewide branching, and Seacoast has expanded, and anticipates future expansion in its markets, by opening additional offices and facilities. New banking facilities were opened in November 1994 in St. Lucie West, a new community west of Port St. Lucie, and in May 1996 in a Wal-Mart superstore in Sebastian, which is located in northern Indian River County. In May, June and July 1997, and in March 1998, four additional branch offices were opened in Indian River County. In July 2000, a new branch on US 1 in northern Martin County near the St. Lucie County line was opened; and at the same time a branch in St. Lucie County approximately one-half mile from the new branch was closed. In June 2001, a branch in a conveniently located Wal-Mart Superstore was acquired in Ft. Pierce. An additional Wal-Mart branch was opened in Port St. Lucie, Florida in October 2002. In January 2003, two branches were acquired on US 1 in northern Palm Beach County. A branch in northern St. Lucie County was closed in early 2003. In December 2004, two additional branches were opened in northern Palm Beach County, one in Jupiter and the other in Juno Beach, the latter replacing a nearby branch closed simultaneously. The Seacoast Marine Finance Division operates loan production offices, or “LPOs,” in Ft. Lauderdale, Florida and in Newport Beach and Alameda, California. The Bank also has an LPO in Melbourne, Florida. See “Item 2. Properties”.

          Seacoast regularly evaluates possible mergers, acquisitions and other expansion opportunities.

Seasonality; Cycles

          Seacoast does not consider its commercial banking operations to be seasonal in nature.

          Due to hurricanes in fall 2004, Seacoast’s deposits have increased as insurers disbursed insurance proceeds and hurricane related damage began to be repaired.

Competition

          Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River and Palm Beach Counties, all of which are located in southeastern Florida. Following its acquisition of Century, Seacoast will also operate in the highly competitive Orlando MSA. The Bank not only competes with other banks in its markets, but it also competes with various other types of financial institutions for deposits, certain commercial, fiduciary and investment services and various types of loans and certain other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.

          Seacoast and its subsidiaries compete not only with financial institutions based in the State of Florida, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in the State of Florida, or that offer products by mail, telephone or over the Internet. Many of Seacoast’s competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than Seacoast. Some of these competitors are subject to less regulation and/or more favorable tax treatment than Seacoast. Many of these institutions have greater resources, broader geographic markets and higher lending limits than Seacoast and may offer various services that Seacoast does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic technology than Seacoast. To offset these competitive disadvantages, Seacoast depends on its reputation as an independent “super” community bank headquartered locally, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.

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

          Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, Seacoast is required to include management and independent auditor reports on internal controls as part of its annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. Seacoast has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Seacoast’s failure to comply with these internal control rules may materially adversely affect its reputation, ability to obtain the necessary certifications to financial statements, and the values of its securities. The assessments of financial reporting controls as of December 31, 2004 included elsewhere in this report identify one material weakness related to the documentation of an interest rate swap as a hedge.

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

          The BHC Act permits acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company located in Florida may now acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any bank based in another state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Florida’s Interstate Branching Act (the “Florida Branching Act”) permits interstate branching. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction, unless the Florida bank has been in existence and continuously operated for more than three years.

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

Bank and Bank Subsidiary Regulation

          The Bank is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the “OCC”) which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

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

          FNB Brokerage, a Bank subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (“Commission” or “SEC”). As a member of the National Association of Securities Dealers, Inc. (“NASD”), it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc. FNB Brokerage is a separate and distinct entity from the Bank, and must maintain adequate capital under the SEC’s net capital rule. The net capital rule limits FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to the Bank. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and investment advisor.

          FNB Insurance, a Bank insurance agency subsidiary, is authorized by the State of Florida to market insurance products as an agent. FNB Insurance is a separate and distinct entity from the Bank and is subject to supervision and regulation by state insurance authorities.

          The Internal Revenue Code of 1986 (“Code”), as amended, provides requirements that must be met with respect to the Bank’s indirect subsidiary, FNB RE Services, Inc., which has elected to be taxed as a “real estate investment trust” under the Code.

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

          Following GLB, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The OCC and other federal bank regulators proposed in February 2004, revisions to their CRA regulations that would, among other things, require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation.

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

          The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction the Company’s subsidiary bank can distribute as dividends to the Company in 2004, without prior approval of the Comptroller of the Currency, approximately $13,800,000.

Capital

          The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). The Federal Reserve recently reaffirmed that voting common Tier 1 equity should be the predominant form of capital.

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

          As of December 31, 2004, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory
	Minimum	Company	Bank
Tier 1 capital ratio	4.0%	10.4%	9.8%
Total capital ratio	8.0%	11.0%	10.4%
Leverage ratio	3.0-5.0%	7.1%	6.7%

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

FDIC Insurance Assessments

          The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are primarily insured by the FDIC’s Bank Insurance Fund (“BIF”). The Bank is also a member of the Savings Association Insurance Fund (“SAIF”) to the extent that the Bank holds deposits acquired in 1991 from the Resolution Trust Corporation (“RTC”) or from SAIF-insured institutions. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, “well capitalized,” “adequately capitalized” or “undercapitalized,” and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2004, the Bank paid $0 in BIF and SAIF deposit insurance premiums, and paid approximately $171,000, $163,000 and $173,000 in FICO assessments during 2004, 2003 and 2002, respectively.

          The FDIC’s Board of Directors has continued the 2004 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2005. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized FICO to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rate has been equal for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.68 basis points for BIF and SAIF in the first quarter of 2003 to 1.52 basis points in the last quarter of 2003 and from 1.54 basis points in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004. The FICO assessment rate for the first quarter of 2005 is 1.44 basis points.

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

          Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. The FDIC has proposed a restructuring of the federal deposit insurance system, including provisions to better measure and price deposit insurance, to merge BIF and SAIF and to increase deposit insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on reserves, and would permit interstate branching on a de novo basis. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

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

          In February 2000, the Bank leased storefront space in Ft. Lauderdale, Florida for a lending office for its Seacoast Marine Finance Division. The office occupies 1,913 square feet of space, with furniture and equipment all owned by the Bank. In November 2002, additional office space was acquired for the Seacoast Marine Finance Division in Alameda, California (430 square feet of leased space), and Newport Beach, California (1,200 square feet of leased space). The furniture and equipment at each location is owned by the Bank. The Bank plans on relocating the Ft. Lauderdale location of its Seacoast Marine Finance Division after its lease expires in early 2005.

          In June 2004, the Bank also opened a loan production office in Melbourne, Florida. Located in a three story waterfront office building, the office occupies 1,533 square feet of leased space on the third floor. All furniture and equipment utilized is owned.

          As of December 31, 2004, the net carrying value of branch offices (excluding the main office) was approximately $11.7 million. Seacoast’s branch offices are described as follows:

Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by the Bank. Improvements include three drive-in teller lanes and one drive-up ATM as well as a parking lot and landscaping.

East Ocean Boulevard, opened at its original location in 1978, was a 2,400 square foot building leased by the Bank. The acquisition of American Bank provided an opportunity for the Bank to move to a new location in April 1995. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island’s beachfront residential developments. The first three floors of a four-story office condominium were acquired in the acquisition. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996, the third floor was sold in December 1995, and the second floor was sold in December 1998.

Cove Road, opened in late 1983, is conveniently located close to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. South Branch Building, Inc., a subsidiary of the Bank, is a general partner in a partnership that entered into a long-term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. The Bank leases the building and utilizes 3,450 square feet of the available space. Remaining space is sublet by the Bank to other business tenants. The Bank has improved the premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by the Bank. A drive-up ATM was added in early 1997.

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

Rivergate, opened October 28, 1985, originally occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. The Bank moved the branch to larger facilities in the shopping center in April 1999 under a long-term lease agreement. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.

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

Tiffany, purchased from the RTC in May 1992, is a two-story facility containing 8,250 square feet and is located on a corner of U.S. Highway 1 in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. The Bank uses the second story space to house brokerage and mortgage solicitation personnel, a training facility and conference area. Three drive-in teller lanes, a walk-up ATM, equipment and furniture are utilized and owned by the Bank.

Vero Beach, purchased from the RTC in February 1993, is a 3,300 square foot bank building located in Vero Beach on U.S. Highway 1 and represents the Bank’s initial presence in the Indian River County market. The Bank holds a long-term land lease on the property. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by the Bank.

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

St. Lucie West, opened in November 1994, was originally located at 1320 S.W. St. Lucie Blvd, Port St. Lucie, Florida. The Bank moved the branch to the Renar Centre, located at 1100 SW St. Lucie West Blvd., Port St. Lucie, Florida, on June 1, 1997, where the Bank leases 4,320 square feet on the first floor and 1,200 square feet on the second floor. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment.

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

Oak Point, opened in June 1997, occupies 12,000 square feet of leased space on the first and second floor of a 19,700 square foot 3-story building in Indian River County. The office is in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes three drive-in teller lanes, a walk-up ATM, and furniture and equipment, all owned by the Bank. The Bank sublets 2,270 square feet of space on the second floor.

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

Jensen West, opened in July 2000, is located on an out parcel under long-term lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive-up ATM and furniture and equipment, all of which are owned by the Bank and are located on the leased property. The opening of this office coincided with the closing of the Bank’s U.S. Highway 1 and Port St. Lucie Boulevard office, one-half mile north of this location, which originally opened on June 1, 1997.

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

Jupiter, this office opened as a loan production office in August 2002 and converted to a full-service branch during 2003. Commercial and residential lending personnel as well as executive offices are maintained at this location. The office occupies 3,718 square feet of leased space on U.S. Highway 1 in Jupiter, Florida. No ATM or night depository exists for this location. The Bank owns all furniture and equipment at the branch.

Tequesta opened in January 2003. The Tequesta office is a 3,500 square foot building acquired and owned by the Bank located on U.S. Highway 1 on property subject to a long term ground lease. The Tequesta location has two drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

Jupiter Indiantown, opened in December 2004, is a free standing office located on Indiantown Road, a prime thoroughfare in Jupiter, Florida. The Bank owns the building and leases the land. The building is 2,881 square feet and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

Juno Beach is a location acquired during 2004. Previously utilized by another financial institution, the Bank’s Jupiter Bluff’s branch was relocated to this facility in at the end of December 2004, following renovation of the building. The building is 2,891 square feet, located on U.S. Highway 1 in Juno Beach, and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

          For additional information regarding our properties, you should refer to Notes F and I of the Notes to Consolidated Financial Statements in Seacoast’s 2004 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.

          In January 2005, the Bank acquired from another financial institution an office on Route 60 in Vero Beach. The Bank owns the land and the 2,500 square foot building at this location. The office has three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by the Bank.

          A signature Palm Beach headquarters office is planned in 2006 for Palm Beach Gardens in northern Palm Beach County. Located across the street from the Gardens Mall on PGA Blvd., this office will occupy leased space in a high-rise office building containing approximately 67,500 square feet of rentable space. The Bank will occupy a total of 13,454 square feet: 5,600 square feet on the first floor and 7,854 square feet on the second floor. The office will have three drive-up lanes, a drive-up ATM and night depository.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

          The Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market (“Nasdaq Stock Market”) under the symbol “SBCF.” As of March 11, 2005, there were approximately 15,428,594 shares of Common Stock outstanding, held by approximately 809 record holders.

          The following table sets forth the high and low sale prices per share of Seacoast Common Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Common Stock for the indicated periods. All prices and dividend amounts reflect the effect of the one additional share of Common Stock distributed for every ten shares held, effective August 15, 2003, for shareholders of record on August 1, 2003.

	Sale Price Per Share of		Annual Dividends
	Seacoast Common Stock		Declared Per Share of
	High	Low	Seacoast Common Stock
2004

First Quarter	$21.199	$17.550	$0.13

Second Quarter	21.350	18.510	0.13

Third Quarter	22.020	18.850	0.14

Fourth Quarter	23.900	20.000	0.14

2003

First Quarter	$18.091	$16.145	$0.10

Second Quarter	17.817	14.864	0.10

Third Quarter	18.600	13.851	0.13

Fourth Quarter	18.100	16.670	0.13

          Dividends from the Bank are Seacoast’s primary source of funds to pay dividends on Seacoast capital stock. Under the National Bank Act, the Bank may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in the Bank also limits dividends that may be paid to Seacoast. Additional information regarding restrictions on the ability of the Bank to pay dividends to Seacoast is contained in Note B of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 hereof. See “Supervision and Regulation” contained in Part I, Item 1 of this annual report.

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

Recent Sales of Unregistered Securities

          During 2004, the Company did not issue or sell any of its securities in transactions not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

          The following table sets forth the shares of Common Stock repurchased by the Company during the fourth quarter of 2004.

				(d) Maximum Number
			(c) Total Number of	of Shares that May
			Shares Purchased as Part	Yet Be Purchased
	(a) Total Number of	(b) Average Price Paid	of Publicly Announced	Under the Plans or
Period	Shares Purchased	per Share	Plans or Programs	Programs
10/1/04 to 10/31/04	35,307	$20.02	486,768	338,232
11/1/04 to 11/30/04	2,518	$23.17	489,286	335,714
12/1/04 to 12/31/04	0	0
Total	37,825	$20.23	489,286	335,714

(1)	Plan authorized on September 18, 2001
(2)	Total shares approved: 825,000
(3)	Expiration date: None

Item 6. Selected Financial Data

          Selected financial data of the Company is set forth under the caption “Financial Highlights” of the 2004 Annual Report and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2004 Management’s Discussion and Analysis,” of the 2004 Annual Report, and is incorporated herein by reference.

Item 7A. Quantitative & Qualitative Disclosures About Market Risk

          The narrative under the heading of “Market Risk” of the 2004 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading of “Securities”, and the narrative under the heading of “Interest Rate Sensitivity” of the 2004 Annual Report are incorporated herein by reference. The information regarding securities owned by the Company set forth in Table 15, “Securities Held for Sale”, and Table 16, “Securities Held for Investment,” of the 2004 Annual Report is incorporated herein by reference. The information set forth in “Notes to Consolidated Financial Statements — Note T” in the 2004 Annual Report is incorporated herein by reference. See Exhibit 13 to this report for a complete copy of the 2004 Annual Report.

Risk Management Derivative Financial Instruments

	December 31, 2004
(Dollars in thousands)	Notional Amount	Unrealized Gains	Unrealized Losses	Equity	Ineffectiveness	Maturity In Years
LIABILITY HEDGES
Cash flow hedges Interest rate swaps - pay fixed	$25,000	$—	$13	$8	$—	1.08
Fair value hedges Interest rate swaps -receive fixed	15,000	—	88	—	—	4.87
Interest rate swaps Interest rate swaps - receive fixed	54,000	—	701	—	—	2.14

Total	$94,000	$—	$802	$8	$—	2.29

Risk Management Derivative Financial Instruments – Expected Maturities

	December 31, 2004
	1 Year	1 - 2	2 - 5	Over 5
(Dollars in Thousands)	or Less	Years	Years	Years	Total
CASH FLOW LIABILITY HEDGES
Notional Amount — Swaps Pay Fixed	—	$25,000	—	—	$25,000
Weighted average receive rate	—	2.13%	—	—	2.13%
Weighted average pay rate	—	3.12%	—	—	3.12%
Unrealized gain (loss)	—	$(13)	—	—	$(13)

FAIR VALUE LIABILITY HEDGES
Notional Amount — Swaps Receive Fixed	—	—	—	$15,000	$15,000
Weighted average receive rate	—	—	—	6.10%	6.10%
Weighted average pay rate	—	—	—	4.58%	4.58%
Unrealized gain (loss)	—	—	—	$(88)	$(88)

INTEREST RATE SWAP
Notional Amount — Swaps Receive Fixed	$5,500	$6,000	$42,500	—	$54,000
Weighted average receive rate	2.86%	2.86%	2.86%	—	2.86%
Weighted average pay rate	2.02%	2.02%	2.02%	—	2.02%
Unrealized gain (loss)	$(71)	$(78)	(552)	—	$(701)

Item 8. Financial Statements and Supplementary Data

          The reports of KPMG LLP and PricewaterhouseCoopers LLP, registered public accounting firms, and the consolidated financial statements are included in the 2004 Annual Report and are incorporated herein by reference. “Selected Quarterly Information - Consolidated Quarterly Average Balances, Yields & Rates” and “Quarterly Consolidated Income Statements” are included in the 2004 Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     In connection with the preparation of this Annual Report on Form 10-K, as of the end of the period, an evaluation was performed with the participation of the CEO and CFO, of the effectiveness of our disclosure controls and procedures as required by Rule 13a-14 of the Exchange Act. Based upon that evaluation and because of the material weakness described below, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports we file under the Exchange Act.

     Management’s Annual Report on Internal Control over Financial Reporting— Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management has assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In performing this assessment, management identified a deficiency related to accounting for derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).

     Specifically, the deficiency resulted from the absence of controls designed to ensure that the documentation required by generally accepted accounting principles at the inception of a derivative transaction is properly maintained for the term of the respective derivative financial instrument. As a result of this deficiency and the resulting errors in accounting for derivative financial instruments, previously reported 2004 interim financial information was restated. These restatements were required to properly reflect changes in the estimated fair value of certain derivative financial instruments as a component of earnings in the period of change in estimated fair value.

     Management evaluated the impact of this deficiency on the Company’s assessment of internal control over financial reporting and has concluded that the control deficiency described above represents a material weakness (as defined in Auditing Standard No. 2 by the Public Company Accounting Oversight Board). Accordingly, management has concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO in Internal Control—Integrated Framework.

     The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

     Change in Internal Control Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None.

Part III

Item 10. Directors and Executive Officers of the Registrant

          Information concerning the directors and executive officers of Seacoast is set forth under the headings “Proposal One — Election of Directors,” “Corporate Governance” and “Executive Officers” of the 2005 Proxy Statement, as well as under the heading “Section 16(a) Reporting” of the 2005 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

          Information regarding the compensation paid by Seacoast to its executive officers is set forth under the headings “Proposal One — Election of Directors — Compensation of Executive Officers,” “Salary and Benefits Committee Report,” “Summary Compensation Table,” “Grants of Options/SARs in 2004,” “Aggregated Options/SAR Exercises in 2004 and 2004 Year-End Option/SAR Values,” “Long-Term Incentive Plans – Awards in 2004”, “Profit Sharing Plan,” “Executive Deferred Compensation Plan,” “Performance Graph,” and “Employment and Severance Agreements” in the 2005 Proxy Statement which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information about the Common Stock that may be issued under all of the Company’s existing compensation plans as of December 31, 2004.

Equity Compensation Plan Information

December 31, 2004
	(a) Number of	(b)Weighted
	securities to be	average exercise	(c) Number of
	issued upon	price of	securities
	exercise of	outstanding	remaining
	outstanding	options,	available for
	options, warrants	warrants and	future
Plan category	and rights	rights	issuance

Equity compensation plans approved by shareholders:
1991 Plan (1)	20,000	$5.30	164,000
1996 Plan (2)	449,000	8.38	35,000
2000 Plan (3)	308,000	18.75	815,000
Employee Stock Purchase Plan (4)	—	—	122,292

	777,000	12.41	1,136,292

Equity compensation plans not approved by shareholders	—		—
Non-Employee Directors Plan (5)	—	—	61,024

TOTAL	777,000		1,197,316

(1)	Seacoast Banking Corporation of Florida 1991 Stock Option & Stock Appreciation Rights Plan.

(2)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(3)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and up to 330,000 shares may be granted as awards of restricted stock or unrestricted stock.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

(5)	Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan. Shares reserved under this plan are available for grant to non-employee directors who elect to receive their board retainer and meeting fees in the form of common stock.

The Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan authorizes the Company to grant up to 82,500 shares of Common Stock to non-employee directors of the Company who elect to receive some or all of their quarterly board retainer and meeting fees in the form of Common Stock, rather than cash. Shares of Common Stock will automatically be granted to each non-employee director making such an election on the last business day of each fiscal quarter for which an election is in effect. The number of shares included in each grant will be determined by dividing the designated percentage or dollar amount of the quarterly retainer and meeting fees to be received in Common Stock by the fair market value per share of Common Stock on the applicable grant date. If, on any grant date, the Company does not have enough shares of Common Stock to grant the full amount of shares contemplated by the plan, each award will be reduced pro rata. Fractional shares will not be granted, and any shortfall resulting from such proration will be paid in the form of cash. The plan will remain in effect until August 18, 2008, the tenth anniversary of its effective date, unless terminated earlier. The Board or the Compensation Committee may terminate or amend the plan at any time. As of December 31, 2004, 61,024 shares of Common Stock remained available for grant under the plan.

          Additional information regarding the ownership of Seacoast’s Common Stock is set forth under the headings “Proposal One — Election of Directors, General”, “Proposal One - Election of Directors, Management Stock Ownership”, and “Principal Shareholders” in the 2005 Proxy Statement, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

          Information regarding certain relationships and transactions between Seacoast and its officers, directors and significant shareholders is set forth under the heading “Proposal One - Election of Directors — Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

          Information concerning the Company’s principal accountant fees and services is set forth under the heading “Independent Auditors” in the 2005 Proxy Statement which are incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of all financial statements

The following consolidated financial statements and report of independent registered public accounting firms of Seacoast, included in the 2004 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

     Reports of Independent Registered Public Accounting firms

     Consolidated Balance Sheets as of December 31, 2004 and 2003
     Consolidated Statements of Income for the years ended 31, 2004, 2003 and 2002
     Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
     Notes to Consolidated Financial Statements

(a)(2) List of financial statement schedules

All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3) Listing of Exhibits

     PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

     The following Exhibits are attached hereto or incorporated by reference herein:

     Exhibit 3.1 Amended and Restated Articles of Incorporation

     Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 2004.

     Exhibit 3.2 Amended and Restated By-laws of the Corporation

     Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

     Exhibit 4.1 Specimen Common Stock Certificate

     Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

     Exhibit 10.1 Amended and Restated Retirement Savings Plan, with Amendments*

     Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

     Exhibit 10.2 Employee Stock Purchase Plan*

     Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 33-25627, dated November 18, 1988.

Exhibit 10.3 Amendment #1 to the Employee Stock Purchase Plan*

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 29, 1991.

Exhibit 10.4 Executive Employment Agreement*

Dated March 22, 1991 between A. Douglas Gilbert and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 29, 1991.

Exhibit 10.5 Executive Employment Agreement*

Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 1995.

Exhibit 10.6 Executive Employment Agreement*

Dated July 31, 1995 between C. William Curtis, Jr. and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 1996.

Exhibit 10.8 1991 Stock Option & Stock Appreciation Rights Plan*

Incorporated herein by reference from the Company’s Registration Statements on Form S-8 File No. 33-61925, dated August 18, 1995, and File No. 33-46504 dated March 18, 1992.

Exhibit 10.9 1996 Long Term Incentive Plan*

Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.

Exhibit 10.10 Non-Employee Director Stock Compensation Plan*

Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999.

Exhibit 10.11 2000 Long Term Incentive Plan*

Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-49972, dated November 15, 2000.

Exhibit 10.12 Executive Deferred Compensation Plan*

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 30, 2001.

Exhibit 10.13 Line of Credit Agreement

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.14 Change of Control Employment Agreement*

Dated December 24, 2003 between Dennis S. Hudson, III and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.15 Change of Control Employment Agreement*

Dated December 24, 2003 between A. Douglas Gilbert and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.16 Change of Control Employment Agreement*

Dated December 24, 2003 between C. William Curtis, Jr. and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.17 Change of Control Employment Agreement*

Dated December 24, 2003 between William R. Hahl and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.18 Change of Control Employment Agreement*

Dated December 24, 2003 between Jean Strickland and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 10.19 Change of Control Employment Agreement*

Dated December 24, 2003 between Thomas H. Wilkinson and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 10.20 Change of Control Employment Agreement*

Dated December 24, 2003 between Teresa Idzior and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 10.21 Agreement and Plan of Merger

Dated November 30, 2004, by and among the Company, the Bank, and Century National Bank, incorporated herein by reference from the Company’s Form 8-K, filed on December 1, 2004.

Exhibit 10.22 First Amendment to Revolving Loan Agreement

Dated as of January 18, 2005, by and between the Company and SunTrust Bank (filed with the SEC as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2005 (File No. 0-13660) and incorporated herein by reference).

Exhibit 10.23 Directors Deferred Compensation Plan*

Dated June 15, 2004, but effective July 1, 2004, and filed herewith.

Exhibit 13 2004 Annual Report

The following portions of the 2004 Annual Report are incorporated herein by reference:

               Financial Highlights

               Financial Review — Management’s Discussion and Analysis
               Selected Quarterly Information — Quarterly Consolidated Income Statements
               Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates
               Financial Statements
               Notes to Consolidated Financial Statements
               Financial Statements — Reports of Independent Registered Public Accounting firm

Exhibit 21 Subsidiaries of Registrant

Exhibit 23.1 Consent of Independent Registered Public Accounting firm

Exhibit 23.2 Consent of Independent Registered Certified Public Accounting firm

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Exhibits

     The response to this portion of Item 15 is submitted under a separate section of this report.

(c) Financial Statement Schedules

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 15th day of March 2005.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Dale M. Hudson
March 15, 2005
Dale M. Hudson, Chairman of the Board and Director

/s/ Dennis S. Hudson, III
March 15, 2005
Dennis S. Hudson, III, President,
Chief Executive Officer and Director

/s/ William R. Hahl
March 15, 2005
William R. Hahl, Executive Vice President and
Chief Financial Officer

/s/ Stephen E. Bohner
March 15, 2005
Stephen E. Bohner, Director

/s/ Jeffrey C. Bruner
March 15, 2005
Jeffrey C. Bruner, Director

/s/ John H. Crane
March 15, 2005
John H. Crane, Director

/s/ Evans Crary, Jr.
March 15, 2005
Evans Crary, Jr., Director

/s/ T. Michael Crook
March 15, 2005
T. Michael Crook, Director

Date
/s/ Christopher E. Fogal

Christopher E. Fogal, Director	March 15, 2005

/s/ Jeffrey S. Furst

Jeffrey S. Furst, Director	March 15, 2005

/s/ A. Douglas Gilbert

A. Douglas Gilbert, Director, Senior Executive Vice	March 15, 2005
President, & Chief Operating & Credit Officer

/s/ Dennis S. Hudson, Jr.

Dennis S. Hudson, Jr., Director	March 15, 2005

/s/ Thomas E. Rossin

Thomas E. Rossin, Director	March 15, 2005

/s/ John R. Santarsiero, Jr.
March 15, 2005
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.
March 15, 2005
Thomas H. Thurlow, Jr., Director