Form 10-Q
period 2005-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2005-05-10
CIK 730708

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2005		Commission file No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA (Exact name of registrant as specified in its charter)

Florida		59-2260678
(State or other jurisdiction of incorporation or organization)		(IRS employer identification number

815 Colorado Avenue, Stuart, FL		34994
(Address of principal executive offices)		(Zip Code)

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

YES [X]

NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2005:

Common Stock, $.10 Par Value - 15,502,557 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1.

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

March 31, 2005 and December 31, 2004

    3 - 4

Condensed consolidated statements of income -

Three months ended March 31, 2005 and 2004 (restated)

5

Condensed consolidated statements of cash flows -

Three months ended March 31, 2005 and 2004 (restated)

6 - 7

Notes to condensed consolidated financial statements

8 - 12

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

13 - 28

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

29

Item 4.

Evaluation of Disclosure Controls and Procedures

30

Part II

OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases

 of Equity Securities

31

Item 6.

Exhibits and Reports on Form 8-K and S-4

31 -32

SIGNATURES

33

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits	$ 58,562 102,985	$ 44,920 44,758
Securities:
Available for sale (at fair value) Held to maturity (fair values: $183,760 at March 31, 2005 and $198,442 at December 31, 2004)	365,831 185,880	395,207 198,551
TOTAL SECURITIES Loans available for sale	551,711 4,515	593,758 2,346
Loans Less: Allowance for loan losses	978,095 (6,849)	899,547 (6,598)
NET LOANS	971,246	892,949
Bank premises and equipment, net Other assets	20,549 22,240	18,965 18,180
	$1,731,808	$1,615,876
LIABILITIES
Deposits	$1,476,215	$1,372,466
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Other borrowings	76,229 60,190	86,919 39,912
Other liabilities	10,062	8,367
	1,622,696	1,507,664

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2005	December 31, 2004
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 22,000,000 shares, issued 17,103,650 and outstanding 15,323,617 shares and 178,940 restricted shares at March 31, 2005, issued 17,103,650 and outstanding 15,289,417 shares and 178,940 restricted shares at December 31, 2004	1,710	1,710
Other shareholders’ equity	107,402	106,502
TOTAL SHAREHOLDERS' EQUITY	109,112	108,212
	$1,731,808	$1,615,876

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

		Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004, as restated
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 14,486 4,988 420	$ 11,238 4,542 36
TOTAL INTEREST INCOME	19,894	15,816
Interest on deposits Interest on borrowed money	3,855 795	2,911 472
TOTAL INTEREST EXPENSE	4,650	3,383
NET INTEREST INCOME Provision for loan losses	15,244 438	12,433 150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,806	12,283
Noninterest income Securities gains Other income	3 4,561	56 5,439
TOTAL NONINTEREST INCOME	4,564	5,495
TOTAL NONINTEREST EXPENSES	13,312	11,527
INCOME BEFORE INCOME TAXES Provision for income taxes	6,058 2,172	6,251 2,214
NET INCOME	$ 3,886	$ 4,037

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.25 0.25 0.14	$ 0.25 0.26 0.13

Average shares outstanding - diluted Average shares outstanding – basic	15,692,505 15,308,998	15,842,523 15,431,149

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004, as restated

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 20,165 5,004 (4,588) (15,047) (237) 0 (58,683) 56,514 (1,362)	$ 17,279 4,258 (3,364) (11,609) (231) 1,302 (57,857) 58,245 765
Net cash provided by operating activities	1,766	8,788

Cash flows from investing activities

  Proceeds from maturity of securities available for sale

  Proceeds from maturity of securities held to maturity

  Proceeds from sale of securities available for sale

  Purchase of securities available for sale

  Purchase of securities held to maturity

  Net new loans and principal repayments

  Additions to bank premises and equipment

  Purchase of branch, net cash acquired

	27,389 12,732 2,137 (2,662) 0 (76,480) (633) 13,538	17,746 9,364 25,104 (19,906) (26,124) (31,055) (635) 0
Net cash used in investing activities	(23,979)	(25,506)

Cash flows from financing activities

  Net increase in deposits

  Net increase (decrease) in federal funds purchased and

    repurchase agreements

  Net increase in other borrowings

  Exercise of stock options

  Treasury stock issued (acquired)

  Dividends paid

	86,034 (10,690) 20,619 223 51 (2,156)	34,773 7,691 0 443 (1,032) (1,996)
Net cash provided by financing activities	94,081	39,879
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of period	71,868 89,679	23,161 45,183
Cash and cash equivalents at end of period	161,547	$68,344

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004, as restated

Reconciliation of Net Income to Cash Provided by

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by operating activities:

  Depreciation

  Amortization of premiums and discounts on securities

  Other amortization and accretion

  Trading securities activity

  Change in loans available for sale, net

  Provision for loan losses

  Securities gains

  (Gain) loss on fair value interest rate swap

  Gain on sale of loans

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 3,886 496 488 (3) 0 (2,169) 438 (3) 516 (90) 0 (186) 62 (138) 2,083 (1,362) (2,252)	$ 4,037 462 971 140 1,302 388 150 (56) (634) (131) 5 (64) 19 199 2,096 765 (861)
Net cash provided by operating activities	$ 1,766	$ 8,788
Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(1,965)	$ 3, 222
Transfers from securities held for sale to trading securities	0	7,412

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Use of Estimates

The preparation of these financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

SHARE-BASED PAYMENT: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation.  SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees.  The provisions of this statement will become effective for interim periods after December 15, 2005 for all equity awards granted after the effective date.  The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.  However, the Company is still evaluating the possible effect of the adoption of this standard.

STOCK OPTIONS:  The Company accounts for its stock option awards under the intrinsic value method and therefore no compensation cost has been recognized.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Had compensation cost for stock options granted been determined consistent with the fair value method of FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2005	2004

Net income
As reported	$3,886	$4,037
Stock based compensation, net of tax	20	12
Pro forma	$3,866	$4,025

Per share (diluted)
As reported	$0.25	$0.25
Pro forma	0.25	0.25

Per share (basic)
As reported	$0.25	$0.26
Pro forma	0.25	0.26

NOTE B – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has restated 2004 interim financial results based upon a conclusion that the initial documentation of one fair value hedging relationship entered into in December 2002 involving an interest rate swap was insufficient under an evaluation of the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, that was completed in March 2005.

The restatement resulted in changes in the fair value of the designated hedged portfolio of CDs, which were recorded as adjustments to the carrying value of the portfolio, to be reversed.  Accordingly, the changes in the fair value of the interest rate swap were not offset.  The restatement did not affect previously reported cash flows.  While the restatement reversed the effects of applying hedge accounting, the interest rate swap has not been terminated and the Company’s objectives related to the disallowed hedge have not changed.

Because the related interest rate swap is not designated as a hedging instrument, it is carried in the accompanying condensed consolidated balance sheets at fair value with changes therein reflected in non-interest income.

Net income for the first quarter of 2004, previously reported as $3,625,000, or $0.23 per diluted share, was restated to $4,037,000, or $0.25 per diluted share.  Reconciliations of the restated results for the affected period to the results previously reported are included below.

(Dollars in thousands, except per share data)	2004 First Quarter
Reconciliation to Previously Reported Results
Noninterest income:
As originally reported	$4,861
Adjustment	634
Restated	5,495
Income before income tax expense:
As originally reported	5,617
Adjustment	634
Restated	6,251
Net income:
As originally reported	3,625
Adjustment	412
Restated	4,037
Basic net income per share:
As originally reported	0.23
Adjustment	0.03
Restated	0.26
Diluted net income per share:
As originally reported	0.23
Adjustment	0.02
Restated	0.25

NOTE C - COMPREHENSIVE INCOME

At March 31, 2005 and 2004, comprehensive income was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004

Net income	$3,886	$4,037
Unrealized gain (loss) on cash flow hedge (net of tax)	75	146
Unrealized gains (losses) on securities available for sale (net of tax)	(1,219)	1,515
Net reclassification adjustment for unrealized security gains included in earnings	40	185

Comprehensive income	$2,782	$5,883

NOTE D – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or using the discounted cash flow method.  The estimated fair value and carrying value of the Company’s interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at March 31, 2005 and December 31, 2004, as indicated below.  Carrying amounts and fair values in brackets are liabilities.

(Dollars in thousands)	Notional Amount		Carrying Amount		Fair Value
	2005	2004	2005	2004	2005	2004
Derivative instruments not designated in hedging relationships

Non-interest rate swap derivatives	$ 2,785	$ 5,655	$ 38	$ 91	$ 38	$ 91

Interest rate swaps	54,000	54,000	(1,217)	634	(1,217)	634

Derivative instruments designated in hedging relationships

Cash flow hedging interest rate swap	25,000	25,000	109	(678)	109	(678)

Fair value hedging interest rate swaps	15,000	15,000	(429)	392	(429)	392

NOTE E – BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2005	2004, as restated
Basic:
Net income	$3,886	$4,037
Average shares outstanding	15,308,998	15,431,149
Basic EPS	$0.25	$0.26

Diluted:
Net income	$3,886	$4,037
Average shares outstanding	15,308,998	15,431,149
Net effect of dilutive stock options – based on treasury stock method	383,507	411,374

TOTAL	15,692,505	15,842,523

Diluted EPS	$0.25	$0.25

NOTE F – CONTINGENCIES

The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which they are engaged.  Management presently believes that none of the legal proceedings to which it is a party are likely to have a material adverse effect on the Company’s consolidated financial position, or operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

NOTE G – SUBORDINATED DEBENTURES

The Company issued $20,619,000 in subordinated debentures on March 31, 2005.  These debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private sale of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The rate, which adjusts every three months, is currently 4.8425 percent per annum.  The trust preferred securities mature in thirty years, and can be called without penalty on or after June 30, 2010.  The proceeds from the sale of the trust preferred securities are to be used to support the purchase of Century National Bank, to maintain capital, and for general corporate purposes.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2005

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto.

ACQUISITIONS

On January 21, 2005, the Company acquired a branch located in western Vero Beach, Florida.  Loans and deposits totaling approximately $2.2 million and $17.7 million, respectively, were acquired.  The purchase resulted in a deposit-based intangible totaling $449,000 and goodwill of $76,000.  The deposit-based intangible will be amortized over 7 years.

During the fourth quarter of 2004, the Company signed a definitive agreement to acquire Century National Bank that is located in central Florida serving the counties of Orange and Seminole.  This acquisition will increase the Company’s assets by approximately $329 million and deposits by $300 million.  The population growth and other demographics of these counties are similar to those of the Company’s other markets.  Settlement of this acquisition is expected to occur on May 1, 2005.

EARNINGS SUMMARY

Net income for the first quarter of 2005 totaled $3,886,000 or $0.25 per share diluted, compared to $3,700,000 or $0.24 per share diluted recorded in the fourth quarter of 2004 and $4,037,000 or $0.25 per share diluted in the first quarter of 2004, as restated.

Return on average assets was 0.94 percent and return on average shareholders' equity was 14.04 percent for the first quarter of 2005, compared to fourth quarter 2004 results of 0.97 percent and 13.38 percent, respectively, and first quarter 2004's performance, as restated, of 1.20 percent and 15.13 percent, respectively.

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

Securities Available for Sale

The fair value of the available for sale portfolio at March 31, 2005 was less than historical amortized cost, producing unrealized losses of $5,142,000.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

Value of Goodwill

Beginning January 1, 2002, the Company’s goodwill is no longer amortized, but tested for impairment.  The amount of goodwill at March 31, 2005 totaled approximately $2.7 million.  The Company has a commercial bank deposit market share of approximately 35 percent in this market, which had a population increase of over 25 percent during the past ten years.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company’s markets.  There is data available indicating that both the products and customers serviced have grown, providing increased profitability and supporting the goodwill value at March 31, 2005.

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2005 totaled $15,277,000, $2,810,000 or 22.5 percent more than for 2004’s first quarter and $1,119,000 or 7.9 percent higher than fourth quarter 2004’s result.  Net interest margin on a tax equivalent basis increased 6 basis points over the last twelve months to 3.90 percent for the first quarter of 2005 and was up 2 basis points from 3.88 percent in the fourth quarter of 2004.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
First quarter 2004	$ 12,467	3.84%
Second quarter 2004	12,784	3.84
Third quarter 2004	13,498	3.97
Fourth quarter 2004	14,158	3.88
First quarter 2005	15,277	3.90

The yield on earning assets for the first quarter of 2005 was 5.08 percent, 19 basis points higher than the same period results in 2004, reflecting an improving earning assets mix over 2004 and into 2005.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2005	2004	2004	2004	2004
Yield	5.08%	4.97%	5.02%	4.85%	4.89%

The yield on loans improved 10 basis points to 6.24 percent over the last twelve months.  In addition, an increase in the yield on investment securities of 14 basis points year over year to 3.46 percent was recorded and the yield on federal funds sold grew 149 basis points to 2.45 percent.  Average earning assets for the first quarter of 2005 increased $295.7 million or 22.8 percent compared to the first quarter in 2004.  Average loan balances grew $213.0 million (or 29.2 percent) to $943.3 million, average federal funds sold increased $54.5 million to $69.6 million, and average investment securities were $28.2 million (or 5.1 percent) higher, totaling $577.0 million.  The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County and the opening of a loan production office in Brevard County (in August 2004).  The addition of two full service branches in Palm Beach County at the end of 2004 will further assist in expanding the Company’s loan origination capabilities in this new market. At March 31, 2005, commercial lenders in these markets (Palm Beach County and Brevard County) have pipelines of $160 million and $45 million, respectively.

Residential loan production during the first quarter of 2005 totaled $59.9 million, of which $19.2 million was sold servicing released to manage interest rate risk and to generate fee income.  In comparison, $42.1 million in residential loan production was recorded in the fourth quarter.  Fourth quarter 2004’s production was lower due to disruption caused by two hurricanes that directly hit the Company’s markets in September 2004, resulting in fewer applications processed.  A year ago, first quarter’s residential loan production totaled $73.2 million, of which $18.2 million was sold servicing released.

Activity in the Company’s securities portfolio was limited during the first quarter of 2005, with maturities of securities of $40.1 million, sales of $2.1 million and purchases totaling only $2.7 million (including stock in the Federal Reserve and the Federal Home Loan Bank acquired to meet requisite investment amounts).  Funds from maturing securities provided liquidity for lending activities.  In comparison, maturities and sales of securities of $28.4 million and $25.1 million, respectively, and purchases totaling $46.0 million were transacted during the first quarter of 2004.  Three securities were sold during the first quarter of 2004 that management believed had reached their maximum potential total return and that had extension risk should interest rates rise.

Year over year the mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 59.3 percent for the first quarter of 2005 compared to 56.4 percent a year ago, while average securities decreased from 42.4 percent to 36.3 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding residential loan balances declining (see “Loan Portfolio”).

Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 59.1 percent of average interest bearing liabilities, versus 51.9 percent a year ago, favorably affecting deposit mix.  Average certificates of deposit (“CDs”)(a higher cost component of interest bearing liabilities) decreased to 30.6 percent of interest bearing liabilities from 36.3 percent a year ago, reflecting diminished funding requirements.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, and other borrowings) decreased to 10.3 percent of interest bearing liabilities for the first quarter of 2005 from 11.8 percent a year ago, a reflection of exceptional deposit growth outpacing borrowings growth over the past year.

The cost of interest-bearing liabilities in the first quarter of 2005 increased 12 basis points to 1.56 percent from fourth quarter 2004 and was 22 basis points higher than for first quarter 2004, a result of the impact of the Federal Reserve increasing short-term interest rates by 50 basis points in the first quarter of 2005 and 175 basis points in total since beginning to increase rates in June of 2004.  The following table details the cost of interest-bearing liabilities for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2005	2004	2004	2004	2004
Rate	1.56%	1.44%	1.37%	1.30%	1.34%

The average aggregated balance for NOW, savings and money market balances increased $186.1 million or 35.3 percent to $713.2 million from first quarter 2004 and average noninterest bearing deposits increased $123.2 million or 53.9 percent to $351.7 million, while average CDs increased slightly, by $0.8 million or 0.2 percent to $369.4 million.  The growth in deposits over the past two quarters was favorably impacted by insurance proceeds received by customers as a result of damage from two hurricanes, as well as from the Company’s market expansion and commercial lending growth.  Every new commercial loan results in a new noninterest bearing deposit relationship.  In addition, growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  Conforming to this strategy, the Company began offering a new money market product in the second quarter of 2004 that attracted approximately $42 million in the first quarter of 2005 and over $140 million since inception.

Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) also increased, by $4.8 million to $84.8 million for the first quarter of 2005, versus a year ago.  Average other borrowings increased only slightly, by $132,000, and only marginally reflected the issuance of $20.6 million in subordinated debentures on the last day of the quarter (March 31, 2005).  These debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private sale of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the debentures and the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The rate, which adjusts every three months, is currently 4.8425 percent per annum.  The trust preferred securities mature in thirty years, and can be called without penalty on or after June 30, 2010.  The proceeds from the sale of the trust preferred securities are to be used to support the purchase of Century National Bank (see “Acquisition”), to maintain capital, and for general corporate purposes.

The Company utilizes derivatives in an effort to minimize net interest margin compression.  In the latter part of 2002 and into the first quarter of 2003, the Company’s interest rate risk position shifted to a more asset sensitive profile.  To manage this, on January 3, 2003 the Company swapped fixed rate payments on CDs with varying maturities beginning in October 2005 and ending in October 2007 with a notional amount of $54 million to floating (three month LIBOR).  This swap does not qualify for hedge accounting.  In addition, on January 7, 2004, the Company hedged $15 million in FHLB borrowings with an interest rate swap.  The pay floating receive fixed rate swap matures on the same date as the $15 million borrowing (November 12, 2009).  Under the terms of the agreement, the Company swapped fixed rate payments at 6.10 percent to floating (three month LIBOR plus 230 basis points).  A third swap on January 30, 2004 hedges the remaining $25 million in FHLB borrowings through a pay fixed receive floating rate swap.  The swap matures on the same date as the $25 million borrowing (January 30, 2006).  The Company swapped floating rate (three month LIBOR) to a fixed rate payment (3.12 percent).  Interest expense on other borrowings was lower by $10,000 and $9,000 for the first quarter of 2005 and 2004, respectively, as a result of these two swaps used in hedge transactions.

PROVISION FOR LOAN LOSSES

A provision for loan losses of $438,000 was recorded in the first quarter of 2005, compared to $150,000 in the first of 2004.  The increased loss exposure as a result of the loan growth in 2004 and in 2005 is partially offset by the Company’s continued stable credit quality, and low nonperforming assets.  Net charge-offs totaled $187,000 or 0.08 percent of average loans for the first quarter of 2005 compared to $35,000 or 0.02 percent for the same period a year ago.  Net charge-offs have been nominal in the past few years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

As the Company’s loan portfolio continues to grow, increased loan loss provisions may result as the increased exposure to higher risk credits could result in greater inherent losses in the loan portfolio.  In addition to loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.

The Company’s expansion into Palm Beach and Brevard counties and growth in its other markets over the last two years has resulted in double-digit commercial and residential real estate loan growth.  This factor, together with a historically favorable credit loss experience in these portfolios has made it unnecessary to provide large additions to the allowance for loan losses.    However, a decline in economic activity could impact the demand for real estate and the Company’s loss experience resulting in larger additions to the allowance for loan losses.  The last time the Company experienced significant net charge-offs and nonperforming loans was during the period 1988-1993 when the real estate markets in Florida experienced deflation and the national economy was in recession.  Management believes that its current credit granting processes follows a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during all economic cycles.

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (OCC), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. (See “Nonperforming Assets” and “Allowance for Loan Losses”)

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $4,561,000 for the first quarter of 2005, $544,000 or 13.5 percent higher than for the fourth quarter of 2004, but $878,000 or 16.1 percent lower than for the first quarter of 2004.  Excluding the impact of interest rate swap profits and losses, noninterest income accounted for 25.0 percent of net revenue in the first quarter 2005 compared to 27.9 percent a year ago.  Noninterest income for the first quarter of 2005 and 2004, and the fourth quarter of 2004 is detailed as follows:

	1st Qtr 2005	4th Qtr 2004	1st Qtr 2004
Service charges on deposits	$1,093	$1,077	$1,107
Trust income	583	639	538
Mortgage banking fees	570	347	482
Brokerage commissions and fees	734	533	715
Marine finance fees	698	600	763
Debit card income	416	347	298
Other deposit based EFT fees	121	123	128
Merchant income	570	454	465
Other income	292	338	309
Interest rate swap profit (loss)	(516)	(441)	634
Total	$4,561	$4,017	$5,439

Revenues from the Company’s financial services businesses increased year over year for the first quarter.  Brokerage commissions and fees increased $19,000 or 2.7 percent from the first quarter of 2004, and trust income grew $45,000 or 8.4 percent.  Combined, trust income and brokerage commissions and fees were $145,000 or 12.4 percent greater in the first quarter of 2005 compared to fourth quarter of 2004.  While revenues from wealth management services have generally improved as customers return to the equity markets, it remains challenging due to the uncertain economic environment.

The Company is among the leaders in the production of residential mortgage loans in its market.  For the first quarter of 2005, mortgage originations compared to the same period in the prior year were $13.3 million or 18.2 percent lower, but loans sold increased by $1 million.  Fewer loans have been sold in 2004 and 2005 as more production has been in adjustable rate mortgages that have been retained in the Company’s loan portfolio.  Compared to the first quarter of 2004, mortgage banking revenue was $88,000 or 18.3 percent higher for the three months ended March 31, 2005.  Compared to fourth quarter 2004, when production was interrupted post-September hurricanes, mortgage banking revenue is $223,000 higher.  The Company’s continuing expansion into northern Palm Beach County, with the opening of two additional branches at the end of 2004, as well as the addition of a loan production office in Brevard County that opened in August 2004, should favorably impact mortgage origination capabilities for 2005.

Service charges on deposits were $14,000 lower year over year for the first quarter.  Overdraft fees were higher during the first quarter 2005, increasing $77,000 or 11.0 percent from the first quarter of 2004.  New protocols in place with the company’s third party processing vendor have allowed for higher overdraft fees, and could favorably impact total services charges on deposits prospectively.  Partially offsetting, business analysis fees and service charges were $75,000 lower year over year, a result of higher balances maintained by commercial customers in core deposit accounts reducing service charge fees collected.

In the first quarter 2005, marine finance fees from the sale of marine loans decreased $65,000 or 8.5 percent compared to the 2004 first quarter, but were $98,000 or 16.3 percent higher than for the fourth quarter of 2004.  The Company’s marine finance division (Seacoast Marine Finance) produced $42.2 million in marine loans during the first quarter of 2005, compared to $40.6 million in the first quarter of 2004 and $36.2 million in the fourth quarter of 2004.  The hurricanes disrupted business in the fourth quarter of 2004 and reduced production results.  Of the production in the first quarter of 2005, $4.9 million was not sold and instead was recorded to the Company’s marine portfolio.  Prospectively, rising fuel costs may cause marine yacht sales to stagnate.

Merchant income for the first quarter of 2005 was $105,000 or 22.6 percent higher than for the first quarter of 2004.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.  The Company’s expansion into new markets has positively impacted the growth of business demand deposits and aided an increase in merchant income.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the first quarter of 2005, debit card income increased $118,000 or 39.6 percent from a year ago for first quarter, and was $69,000 or 19.9 percent greater than for the fourth quarter of 2004.  Both VISA and MasterCard increased check card fees during 2004, contributing to the increase in revenue year over year.

The fair value of the interest rate swap not designated as a hedging instrument during the first quarter of 2005 declined by $516,000 and the related liability was $1,217,000 at March 31, 2005.  There was no effect on cash flow for the change in fair value and the economic effects of the transaction did not change.  If the interest rate swap is held to its final maturity (the notional amounts begin to reduce in October 2005 through October 2007—see table below), the accumulated liability for change in fair value will reverse.

Maturity Dates	Notional Amount
October 1, 2005	$5,500,000
January 1, 2006	3,000,000
October 1, 2006	3,000,000
January 1, 2007	6,000,000
April 1, 2007	12,000,000
July 1, 2007	14,000,000
October 1, 2007	10,500,000
$54,000,000

NONINTEREST EXPENSES

When compared to the first quarter of 2004, total noninterest expenses increased by $1,785,000 or 15.5 percent to $13,312,000.  Compared to the fourth quarter of 2004, total noninterest expenses were $1,205,000 or 10.0 percent higher.  The growth is attributable to increased wages, benefits, occupancy, marketing and other overhead due to the addition of branches and personnel in the Palm Beach and Brevard County markets, and from higher commissions, stock awards and other incentive compensation related to the Company’s improved performance.  Also impacting overhead are higher professional fees associated with the Company’s external audit.

Salaries and wages increased $791,000 or 17.6 percent to $5,290,000 compared to the prior year first quarter.  Base salaries increased $491,000 or 12.6 percent, incentives were $148,000 higher, and deferred loan origination costs were 123,000 lower.  A portion of the increase in base salaries was directly attributable to lending and branch personnel in the new Palm Beach County market ($133,000) and for lending personnel in the new loan production office in Brevard County ($50,000).  Key manager incentives and stock awards compensation (tied to specific Company performance measurements) are higher for 2005, representing $109,000 of the overall increase in incentives. Employee benefits decreased $15,000 or 1.0 percent to $1,432,000 from the first quarter of 2004.  Higher payroll taxes and profit sharing accruals for the Company’s 401K plan of $31,000 and $79,000, respectively, were more than offset by a decline in group health insurance costs of $124,000, a result of better claims experience.

Outsourced data processing costs totaled $1,559,000 for the first quarter of 2005, an increase of $158,000 or 11.3 percent from a year ago.  The Company utilizes third parties for its core data processing system and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $104,000 or 6.6 percent to $1,663,000, versus first quarter results last year.  Of the increase, $74,000 was related to new Palm Beach County sites and $11,000 to the new loan production office in Brevard County.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $226,000 or 34.8 percent to $876,000 when compared to a year ago.  Ad agency production costs were $58,000 higher year over year and newspaper and radio advertising was $98,000 higher, primarily due to additional costs for advertising in the new Palm Beach and Brevard County markets.  Also increasing, but to a lesser extent, were donations and costs for direct mail campaigns and public relations.

Legal and professional fees increased by $251,000 or 86.6 percent from a year ago to $541,000 for the first quarter of 2005.  Higher professional fees and audit fees associated with the Company’s external audit are the primary cause.

Remaining noninterest expenses increased $270,000 or 16.1 percent to $1,951,000 when comparing the first quarter of 2005 to the same quarter a year ago.  Some of this increase is also related to the Company’s expansion efforts.  Increasing year over year were costs for postage and courier delivery (up $40,000), telephone and data lines (up $43,000), professional development (up $30,000), employment advertising, placement and relocation costs (up $48,000), and bank paid loan closing costs (up $39,000).  The increase in bank paid closing costs is primarily due to new equity line programs introduced in 2004.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first quarter of 2005 was 6.69 percent, compared to 7.91 percent during the first quarter of 2004 as restated.  The Company manages the size of its equity through a program of share repurchases of its outstanding Common stock.  In treasury stock at March 31, 2005, there were 1,601,093 shares totaling $15,514,000, compared to 1,599,894 shares or $15,490,000 a year ago.

The risk-based capital minimum ratio for total capital to risk-weighted assets for “well-capitalized” financial institutions is 10 percent.  At March 31, 2005, the Company's ratio was 12.03 percent, an improvement from December 31, 2004’s reported ratio of 10.99 percent and reflecting the addition of $20 million in trust preferred stock to Tier 1 risk based capital.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $978,095,000 at March 31, 2005, $238,292,000 or 32.2 percent more than at March 31, 2004, and $78,548,000 or 8.7 percent more than at December 31, 2004.  The following table details loan portfolio composition at March 31, 2005, December 31, 2004 and March 31, 2004:

	March 31,	Dec. 31,	March 31,
(In thousands)	2005	2004	2004
Construction and land development	$299,189	$252,329	$129,177

Real estate mortgage
Residential real estate
Adjustable	124,766	110,934	116,904
Fixed rate	59,741	61,574	76,435
Home equity mortgages	59,925	60,090	49,042
Home equity lines	17,044	14,337	11,067
	261,476	246,935	253,448
Commercial real estate	253,125	251,757	232,524
	514,601	498,692	485,972

Commercial and financial	78,634	66,240	45,241

Installment loans to individuals	85,481	81,831	79,209

Other loans	190	455	204
Total	$978,095	$899,547	$739,803

During the first three months of 2005, $19 million of residential mortgage loans were sold compared to $18 million during the first three months a year ago.  The Company also sold $37 million in marine loans (generated by Seacoast Marine Finance), compared to $40 million in the first three months of 2004.  Over the past twelve months, $79 million in fixed rate residential loans and $152 million in marine loans have been sold.   The loan sales are without recourse.

The Company’s loan portfolio secured by commercial real estate has increased by $155,964,000 or 47.3 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At March 31, 2005, the Company had commercial real estate loans outstanding balances totaling $485,692,000 or 49.8 percent of total loans (versus $329,728,000 or 44.6 percent a year ago  The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at March 31, 2005 and 2004:

		2005			2004
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$ 56.1	$ 13.7	$ 69.8	$ 44.4	$ 1.8	$ 46.2
Retail trade	41.9	5.8	47.7	42.7	2.1	44.8
Land development	158.7	150.9	309.6	78.3	61.3	139.6
Industrial	30.0	3.6	33.6	29.0	4.3	33.3
Healthcare	16.6	0.4	17.0	26.5	1.3	27.8
Churches and educational facilities	18.1	1.0	19.1	14.4	5.1	19.5
Recreation	8.7	--	8.7	9.3	--	9.3
Multifamily	21.8	3.6	25.4	8.4	7.0	15.4
Mobile home parks	5.5	--	5.5	4.9	--	4.9
Land	60.2	8.9	69.1	14.3	3.0	17.3
Lodging	8.1	--	8.1	6.0	--	6.0
Restaurant	3.1	--	3.1	1.8	0.1	1.9
Other	56.9	1.8	58.7	49.7	2.4	52.1

Total	$485.7	$189.7	$675.4	$329.7	$88.4	$418.1

Construction and land development loans increased $170,012,000 or 131.6 percent from a year ago to $299,189,000 at March 31, 2005.  Of this total, $232,567,000 is collateralized by commercial real estate and $66,622,000 by residential real estate.  In comparison, at March 31, 2004, $97,205,000 was collateralized by commercial real estate and $31,972,000 by residential real estate.  All of the commercial real estate construction and land development loans are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while many of these loans will payoff, the source of repayment from the sale.  Strong demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans, with expectations in the near term that growth may continue, perhaps moderating if interest rates rise.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2005 aggregated to $149,600,000 and for the top 36 commercial real estate relationships exceeding $5 million the aggregate funded and unfunded totaled $373.3 million.

Commercial and financial loans increased and totaled $78,634,000 at March 31, 2005, compared to $45,241,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $85,481,000 (versus $79,209,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  At March 31, 2005, approximately $125 million or 51 percent of the Company's residential mortgage loan balances were adjustable, compared to $117 million or 48 percent a year ago.

Approximately $59.9 million of new residential loans were produced in the first three months of 2005 and $18.2 million were sold. Loans secured by residential properties having fixed rates totaled approximately $120 million at March 31, 2005, of which 15- and 30-year mortgages each totaled approximately $30 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at March 31, 2004 totaled approximately $39 million and $37 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $87 million and $166 million, respectively, at March 31, 2005, compared to $86 million and $147 million, respectively, a year ago.

At March 31, 2005, the Company had commitments to make loans (excluding unused home equity lines of credit) of $292,583,000, compared to $153,138,000 at March 31, 2004.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $6,849,000 at March 31, 2005, $574,000 higher than one year earlier and $251,000 higher than at December 31, 2004.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 658.6 percent at March 31, 2005, compared to 928.3 percent at March 31, 2004.

During the first three months of 2005 net charge-offs totaled $187,000, consisting of $204,000 in net charge-offs for commercial loans, partially offset by net recoveries on consumer loans, commercial real estate loans and credit cards of $12,000, $1,000 and $4,000, respectively.  A year ago, net charge-offs of $35,000 were recorded during the first three months.  Included in commercial loan charge-offs for 2005 was a charge-off of $236,000 for a single credit.

A model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth.  In its continuing evaluation of the allowance and its adequacy, management also considers, among other factors, the Company’s loan loss experience, loss experience of peer banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, and the values of loan collateral.  Commercial and commercial real estate loans are assigned internal risk ratings reflecting the probability of the borrower defaulting on any obligation and the probable loss in the event of default.  Retail credit risk is managed from a portfolio view rather than by specific borrower and are assigned internal risk rankings reflecting the combined probability of default and loss.  The independent Credit Administration department assigns risk factors to the individual internal risk ratings based on a determination of the risk using a variety of tools and information.  Loan Review is an independent unit that performs risk reviews and evaluates a representative sample of credit extensions after the fact.  Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting.  This unit reports directly to the Directors Loan Committee of the board of directors.

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolios support an allowance for loan losses of 0.70 percent of total loans at March 31, 2005, a level lower than that found in many other banks.  This ratio was 0.85 percent at March 31, 2004 and 0.73 percent at December 31, 2004.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At March 31, 2005, the Company had $814 million in loans secured by real estate, representing 83.2 percent of total loans, the same percentage as at March 31, 2004.  In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 23.8 percent of total loans at March 31, 2005.  In most instances the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre sales or leases, but are guaranteed by the personal assets of participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At March 31, 2005, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.11 percent, compared to 0.31 percent one year earlier.

At March 31, 2005, there were no accruing loans past due 90 days or more and no OREO was outstanding.  At March 31, 2004, there were $264,000 in accruing loans past due 90 days or more and OREO included a single commercial real estate property totaling $1.9 million.

Nonaccrual loans totaled $1,040,000 at March 31, 2005, compared to a balance of $412,000 at March 31, 2004.  Nonaccrual loans outstanding at March 31, 2005 that were performing with respect to payments totaled $824,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at March 31, 2005, 76 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At March 31, 2005, the Company had $365,831,000 in securities available for sale and securities held to maturity were carried at an amortized cost of $185,880,000.  The Company's securities portfolio increased $7,231,000 or 1.3 percent from March 31, 2004 and declined $42,047,000 or 7.1 percent from December 31, 2004.  Maturities of securities of $40.1 million, sales of $2.1 million and purchases totaling $2.7 million were transacted during the first three months of 2005.

Management controls the Company’s interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested.  At March 31, 2005, the duration of the portfolio was 1.8 years, compared to 2.4 years a year ago.

Unrealized net securities losses of $7,262,000 at March 31, 2005, compared to net losses of $906,000 at March 31, 2004 and $3,280,000 at December 31, 2004.  Consensus market perception is that the Federal Reserve is likely to increase interest rates prospectively; a shifting yield curve has affected the market value of the securities portfolio since the Federal Reserve began increasing interest rates in mid-2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $312,002,000 or 26.8 percent to $1,476,215,000 at March 31, 2005, compared to one year earlier. A total of $17.7 million of the increase in deposits was from a branch acquisition in January 2005 (See Acquisitions).  Certificates of deposits increased $14,801,000 or 4.1 percent to $377,973,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $190,068,000 or 35.1 percent to $731,470,000, and noninterest bearing demand deposits increased $107,133,000 or 41.3 percent to $366,772,000.  The Company’s success in marketing desirable products in this environment, in particular its array of money market and NOW product offerings, enhanced growth in lower cost interest bearing deposits.  Growth in business demand deposits of $53,331,000 and in personal demand deposits of $44,227,000 comprised most of the increase in noninterest bearing demand deposits.  The Company’s market extension into Palm Beach County beginning in early 2003 and branch expansion since then in this market has aided the growth of noninterest bearing demand deposits.

Repurchase agreement balances decreased over the past twelve months by $5,620,000 or 6.9 percent to $76,229,000 at March 31, 2005.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  No federal funds purchased were outstanding at March 31, 2005 or 2004.

Other borrowings increased $19,798,000 or 49.0 percent to $60,190,000 at March 31, 2005, compared to 2004 on the same date.  The Company issued $20,619,000 in subordinated debentures on March 31, 2005.  These debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private sale of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The rate, which adjusts every three months, is currently 4.8425 percent per annum.  The trust preferred securities mature in thirty years, and can be called without penalty on or after June 30, 2010.  The proceeds from the sale of the trust preferred securities are to be used to support the purchase of Century National Bank (see “Acquisition”), to maintain capital, and for general corporate purposes.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, we engage in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.  These transactions involve varying elements of market, credit and liquidity risk.

The two primary off-balance sheet transactions the Company has engaged in are:  1) to manage exposure to interest rate risk (derivatives), and 2) to facilitate customers’ funding needs or risk management objectives (commitments to extend credit and standby letters of credit).

Derivative transactions are often measured in terms of a notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments.  The notional amount is not usually exchanged, but is used only as the basis upon which interest or other payments are calculated.

The derivatives the Company uses to manage exposure to interest rate risk are interest rate swaps.  All interest rate swaps are recorded on the balance sheet at fair value with realized and unrealized gains and losses included either in the results of operations or in other comprehensive income, depending on the nature and purpose of the derivative transaction.

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at March 31, 2005 included derivative product assets of $147,000 and derivative product liabilities of $1,646,000 (see “Note D – Derivative Financial Instruments”).

Lending commitments include unfunded loan commitments and standby and commercial letters of credit.  A large majority of loan commitments and standby letters of credit expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements.  Loan commitments and letters of credit expose us to credit risk in the event that the customer draws on the commitment and subsequently fails to perform under the terms of the lending agreement.

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $327 million at March 31, 2005, and $212 million at March 31, 2004.

INTEREST RATE SENSITIVITY

Fluctuations in rates may result in changes in the fair value of the Company’s financial instruments, cash flows and net interest income.  This risk is managed using simulation modeling to calculate a most likely impact for interest rate risk utilizing estimated loan and deposit growth.  The objective is to optimize the Company’s financial position, liquidity, and net interest income while limiting their volatility.

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would increase 2.4 percent if interest rates gradually rise 200 basis points over the next twelve months.  While management places a lower probability on significant rate declines after the Federal Reserve’s 25 basis point increases in June, August, September, November and December 2004 (a total of 125 basis points) and in February and March 2005 (an additional 50 basis points in total), the model simulation indicates net interest income would decrease 0.2 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On March 31, 2005, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 16.1 percent compared to 14.0 percent at December 31, 2004.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At March 31, 2005, the Company had available lines of credit of $186,231,000.   The Company had $355,184,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $161,547,000 at March 31, 2005 as compared to $68,344,000 at March 31, 2004.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  Cash and cash equivalents have been allowed to increase due to some concern that a portion of funding (deposits) may be transitory since these deposits are derived from insurance proceeds due to the hurricanes.  The Company believes its liquidity to be strong and stable.

EFFECTS OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution's performance than the general level of inflation.  However, inflation affects financial institutions' increased cost of goods and services purchased the cost of salaries and benefits, occupancy expense, and similar items.  Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity.  Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company’s annual report on Form 10-K for the year ended December 31, 2004 under “Special Cautionary Notice Regarding Forward Looking Statements”, and otherwise in the Company’s Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the SEC, including the SEC’s website at http://www.sec.gov.

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

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  As of March 31, 2005, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 5.0 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 8.0 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2005 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.

During preparation of the Company’s Annual Report on Form 10-K, management evaluated the impact of a deficiency regarding documentation required by generally accepted accounting principles for a derivative transaction entered into in January 2003, and determined the deficiency represented a material weakness.  Corrective actions with regard to the deficiency have been completed.  A restatement of results for March 31, 2004, June 30, 2004 and September 30, 2004 was filed (see 8-K filed on March 14, 2005 and 10-K filed on March 17, 2005).

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

#

Part II OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company presently has one active share repurchase program approved by its Board of Directors on September 18, 2001.  The program authorizes the repurchase of 825,000 shares and has no expiration date.  No shares have been repurchased outside of this program.

No issuer purchases of equity securities have occurred in 2005:

Period	Number of Shares Purchased	Average Price	Shares Purchased as Part of Publicly Announced Programs	Number of Shares That May Yet be Purchased Under Publicly Announced Programs

January 1 – January 31, 2005	0	$0	0	335,714
February 1 – February 28, 2005	0	0	0	335,714
March 1 – March 31, 2005	0		0	335,714

Total – 1st Quarter 2005	0	0	0	335,714

Item 6.

Exhibits and Reports on Form 8-K and S-4

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on January 20, 2005

On July 18, 2004, the Registrant’s Board of Directors ratified and approved the First Amendment to the Revolving Loan Agreement with SunTrust, executed January 11, 2005 and effective as of January 18, 2005.  The amendment modifies the original Revolving Loan Agreement, dated September 6, 2001, and increases the amount available to the Company for borrowing from $5 million to $15 million.  The amendment also confirms the extension of the maturity date of the credit line to September 6, 2005.

Form 8-K filed on February 17, 2005

On February 14, 2005, the Registrant announced its financial results for the fourth quarter and year ended December 31, 2004.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on February 15, 2005 and data charts referenced in the conference call.

Form 8-K (Amended) filed on March 14, 2005

In connection with the preparation of its Annual Report on Form 10K for the period ended December 31, 2004, management determined that documentation relating to an interest rate swap entered into in January 2003 did not meet the requirements necessary to achieve hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result, certain of the Company’s previously issued financial statements should be restated to reflect the estimated fair value of the January 2003 interest rate swap, and Quarterly Reports on Form 10-Q for the quarters March 31, 2004, June 30, 2004 and September 30, 2004 should no longer be relied upon.  The change had no effect on cash flows in the affected periods.  A table reconciling previously reported results to restated results is attached.

Form S-4 filed on March 18, 2005

The Registrant filed a registration statement for 1,506,160 shares of common stock in connection with its proposed acquisition of Century National Bank (in Orlando, Florida).

Form 8-K filed on April 5, 2005

On April 5, 2005, the Registrant filed its junior subordinated indenture, its guarantee agreement and its amended and restated trust agreement related to the formation of SBCF Capital Trust I for the purpose of issuing $20 million of trust preferred stock, effective March 31, 2005.  A copy of all three documents is attached.

Form 8-K filed on April 25, 2005

On April 19, 2005, the Registrant announced its financial results for the first quarter ended March 31, 2005.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on April 20, 2005 and data charts referenced in the conference call.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 10, 2005

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

May 10, 2005

 /s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#