Form 10-Q
period 2005-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2005-08-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2005	Commission file No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA (Exact name of registrant as specified in its charter)

Florida	59-2260678
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number

815 Colorado Avenue, Stuart, FL	34994
(Address of principal executive offices)	(Zip Code)

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

YES [X]

NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2005:

Common Stock, $.10 Par Value - 17,023,513 shares

#

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1.

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

June 30, 2005 and December 31, 2004

3 - 4

Condensed consolidated statements of income -

Three months and six months ended June 30, 2005

and 2004 (restated)

5

Condensed consolidated statements of cash flows -

Three months and six months ended June 30, 2005

And 2004 (restated)

6 - 7

Notes to condensed consolidated financial statements

8 - 13

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

14 - 32

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

33

Item 4.

Evaluation of Disclosure Controls and Procedures

34

Part II

OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases

 of Equity Securities

35

Item 4.  Submission of Matters to a Vote of Security Holders

36

Item 6.

Exhibits and Reports on Form 8-K

36 - 37

SIGNATURES

38

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits	$ 75,949 116,600	$ 44,920 44,758
Securities:
Available for sale (at fair value) Held to maturity (fair values: $169,988 at June 30, 2005 and $198,442 at December 31, 2004)	468,648 170,573	395,207 198,551
TOTAL SECURITIES Loans available for sale	639,221 5,887	593,758 2,346
Loans Less: Allowance for loan losses	1,148,373 (8,328)	899,547 (6,598)
NET LOANS	1,140,045	892,949
Bank premises and equipment, net Intangible assets Other assets	21,166 35,788 17,519	18,965 2,774 15,406
	$2,052,175	$1,615,876
LIABILITIES
Deposits	$1,743,895	$1,372,466
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Other borrowings	87,742 64,473	86,919 39,912
Other liabilities	9,188	8,367
	1,905,298	1,507,664

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2005	December 31, 2004
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 22,000,000 shares, issued 17,103,650 and outstanding 16,824,573 shares and 198,940 restricted shares at June 30, 2005, issued 17,103,650 and outstanding 15,289,417 shares and 178,940 restricted shares at December 31, 2004	1,860	1,710
Other shareholders’ equity	145,017	106,502
TOTAL SHAREHOLDERS' EQUITY	146,877	108,212
	$2,052,175	$1,615,876

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004, as restated	2005	2004, as restated
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 17,348 5,725 774	$ 11,289 4,770 27	$ 31,834 10,713 1,194	$ 22,527 9,312 63
TOTAL INTEREST INCOME	23,847	16,086	43,741	31,902
Interest on deposits Interest on borrowed money	4,887 1,121	2,864 470	8,742 1,916	5,775 942
TOTAL INTEREST EXPENSE	6,008	3,334	10,658	6,717
NET INTEREST INCOME Provision for loan losses	17,839 269	12,752 150	33,083 707	25,185 300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,570	12,602	32,376	24,885
Noninterest income Securities gains (losses) Other income	41 5,588	(46) 3,846	44 10,149	10 9,285
TOTAL NONINTEREST INCOME	5,629	3,800	10,193	9,295
TOTAL NONINTEREST EXPENSES	14,642	11,620	27,954	23,147
INCOME BEFORE INCOME TAXES Provision for income taxes	8,557 3,082	4,782 1,692	14,615 5,254	11,033 3,906
NET INCOME	$ 5,475	$ 3,090	$ 9,361	$ 7,127

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.33 0.33 0.14	$ 0.20 0.20 0.13	$ 0.58 0.59 0.28	$ 0.45 0.46 0.26

Average shares outstanding - diluted Average shares outstanding – basic	16,706,162 16,345,301	15,737,475 15,331,382	16,202,134 15,830,012	15,789,999 15,381,266

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004, as restated

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 44,079 10,391 (10,509) (28,075) (5,937) 0 (126,976) 123,435 (1,752)	$ 34,766 8,896 (6,745) (11,405) (4,023) 6,286 (129,542) 131,044 167
Net cash provided by operating activities	4,656	29,444

Cash flows from investing activities

  Proceeds from maturity of securities available for sale

  Proceeds from maturity of securities held to maturity

  Proceeds from sale of securities available for sale

  Purchase of securities available for sale

  Purchase of securities held to maturity

  Net new loans and principal repayments

  Additions to bank premises and equipment

  Purchase of Century, net cash acquired

  Purchase of branch, net cash acquired

	67,702 28,096 50,568 (110,555) 0 (139,873) (1,432) 121,046 13,538	43,803 30,554 72,474 (121,746) (26,124) (80,789) (2,227) 0 0
Net cash provided (used) in investing activities	29,090	(84,055)

Cash flows from financing activities

  Net increase in deposits

  Net increase (decrease) in federal funds purchased and

    repurchase agreements

  Net increase in other borrowings

  Exercise of stock options

  Treasury stock issued (acquired)

  Dividends paid

	49,733 (1,035) 24,619 223 108 (4,523)	59,107 4,671 0 531 (1,994) (3,997)
Net cash provided by financing activities	69,125	58,318
Net increase in cash and cash equivalents Cash and cash equivalents at beginning of period	102,871 89,678	3,707 45,183
Cash and cash equivalents at end of period	$192,549	$ 48,890

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended March 31,
(Dollars in thousands)	2005	2004, as restated

Reconciliation of Net Income to Cash Provided by

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by operating activities:

  Depreciation

  Amortization of premiums and discounts on securities

  Other amortization and accretion

  Trading securities activity

  Change in loans available for sale, net

  Provision for loan losses

  Securities gains

  Loss on fair value interest rate swap

  Gain on sale of loans

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 9,361 1,033 873 206 0 (3,541) 707 (44) 267 (59) 0 (474) 149 (412) (406) (1,752) (1,252)	$ 7,127 932 1,716 299 6,286 1,502 300 (10) 590 (53) 23 (77) (28) 389 103 167 10,178
Net cash provided by operating activities	$ 4,656	$29,444
Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(70)	$(2,536)
Transfers from securities held for sale to trading securities	0	7,412
Purchase of Century, treasury stock issued	33,448	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

ACCOUNTING CHANGES AND ERROR CORRECTIONS:  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material effect on the Company’s financial condition, the results of operations or liquidity.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income
As reported	$5,475	$3,090	$9,361	$7,127
Stock based compensation, net of tax	20	12	40	24
Pro forma	$5,455	$3,078	$9,321	$7,103

Per share (diluted)
As reported	$0.33	$0.20	$0.58	$0.45
Pro forma	0.33	0.20	0.58	0.45

Per share (basic)
As reported	$0.33	$0.20	$0.59	$0.46
Pro forma	0.33	0.20	0.59	0.46

STATEMENT OF POSITION 03-03, “ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER” (SOP 03-03):  This statement of position addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  The Company adopted SOP 03-03 and it had no impact on the Company’s condition, the results of operations or liquidity.

NOTE B – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has restated 2004 interim financial results based upon a conclusion that the initial documentation of one fair value hedging relationship entered into in December 2002 involving an interest rate swap was insufficient under an evaluation of the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, that was completed in March 2005.  The interest rate swap was terminated during the second quarter of 2005.

The restatement resulted in changes in the fair value of the designated hedged portfolio of CDs, which were recorded as adjustments to the carrying value of the portfolio, to be reversed.  Accordingly, the changes in the fair value of the interest rate swap were not offset.  While the restatement did not affect previously reported cash flows, the restatement reversed the effects of applying hedge accounting.  Because the related interest rate swap was not designated as a hedging instrument, the accompanying condensed consolidated balance sheets reflect the swap at fair value with changes therein reflected in noninterest income.

Net income for the second quarter of 2004, previously reported as $3,886,000, or $0.25 per diluted share, was restated to $3,090,000, or $0.20 per diluted share.  Net income for the first half of 2004, previously reported as $7,511,000, or $0.48 per diluted share, was restated to $7,127,000, or $0.45 per diluted share.  Reconciliation of the restated results for the affected periods to the results previously reported is included on the following page.

(Dollars in thousands, except per share data)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Reconciliation to Previously Reported Results
Noninterest income:
As originally reported	$5,024	$9,885
Adjustment	(1,224)	(590)
Restated	3,800	9,295
Income before income tax expense:
As originally reported	6,006	11,623
Adjustment	(1,224)	(590)
Restated	4,782	11,033
Net income:
As originally reported	3,886	7,511
Adjustment	(796)	(384)
Restated	3,090	7,127
Basic net income per share:
As originally reported	0.25	0.48
Adjustment	(0.05)	(0.02)
Restated	0.20	0.46
Diluted net income per share:
As originally reported	0.25	0.48
Adjustment	(0.05)	(0.03)
Restated	0.20	0.45

NOTE C - ACQUISITIONS

On April 30, 2005, the Company acquired 100% of the outstanding common shares of Century National Bank.  The following table shows the excess purchase price over carrying value of net assets acquired, estimated purchase price allocations and goodwill:

(In thousands)
Purchase price	$49,935
Carrying value of net assets acquired	20,256
Excess of purchase price over carrying value
of net assets acquired	$29,679

Purchase accounting adjustments
Securities	$1,044
Core deposit intangible	(6,177)
Other liabilities	50
Deferred taxes	1,982
Goodwill	$26,578

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if the acquisition had occurred as of January 1, 2005 and January 1, 2004.

	Six Months Ended
(In Thousands)	June 30, 2005	June 30, 2004
Net interest income	$36,438	$29,159
Provision for credit losses	747	360
Net interest income after provision for credit losses	35,691	28,799
Noninterest income	10,319	9,499
Non interest expense	29,431	25,673
Income before income tax expense	16,579	12,625
Income tax expense	5,960	4,470
Net Income	$10,619	$8,155
Net Income Per Common Share
Basic	$0.60	$0.48
Diluted	$0.59	$0.47
Average Common Shares Outstanding
Basic	17,567,881	16,879,143
Diluted	17,940,002	17,287,876

The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets are preliminary and subject to refinement as plans are finalized and additional information becomes available.  Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

Century’s results of operations have been included in the Company’s consolidated financial statements since April 30, 2005.  The purchase price included cash of $16.5 million and the Company issued 1.5 million shares of its common stock at the value per share based on the average market price for a period beginning 2 days before and ending 2 days after the measurement date.  The acquisition expanded the Company’s presence in Florida in the fast growing Orlando metro area.

NOTE D - COMPREHENSIVE INCOME

At June 30, 2005 and 2004, comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004

Net income	$ 5,475	$ 3,090	$ 9,361	$ 7,127
Unrealized gain (loss) on cash flow hedge (net of tax)	(18)	(24)	57	122
Unrealized gains (losses) on securities available for sale (net of tax)	1,173	(3,276)	(7)	(1,621)
Net reclassification adjustment for unrealized security gains included in earnings	0	32	0	77

Comprehensive income (loss)	$ 6,630	$ (178)	$ 9,411	$ 5,705

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, such as interest rate swaps and forward contracts are valued at quoted market prices or using the discounted cash flow method.  The estimated fair value and carrying value of the Company’s interest rate swaps and financial derivatives, utilized for asset and liability management purposes, were included in the condensed consolidated balance sheet at June 30, 2005 and December 31, 2004, as indicated below.  Carrying amounts and fair values in brackets are liabilities.

(Dollars in thousands)	Notional Amount		Carrying Amount		Fair Value
	2005	2004	2005	2004	2005	2004
Derivative instruments not designated in hedging relationships

Non-interest rate swap derivatives	$ 1,895	$ 1,446	$ 29	$ 18	$ 29	$ 18

Interest rate swaps	0	54,000	0	701	0	701

Derivative instruments designated in hedging relationships

Cash flow hedging interest rate swap	25,000	25,000	80	13	80	13

Fair value hedging interest rate swaps	15,000	15,000	(146)	88	(146)	88

NOTE F – BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data)	2005	2004, as restated	2005	2004, as restated
Basic:
Net income	$5,475	$3,090	$9,361	$7,127
Average shares outstanding	16,345,301	15,331,382	15,830,012	15,381,266
Basic EPS	$0.33	$0.20	$0.59	$0.46

Diluted:
Net income	$5,475	$3,090	$9,361	$7,127
Average shares outstanding	16,345,301	15,331,382	15,830,012	15,381,266
Net effect of dilutive stock options – based on treasury stock method	360,861	406,093	372,122	408,733

TOTAL	16,706,162	15,737,475	16,202,134	15,789,999

Diluted EPS	$0.33	$0.20	$0.58	$0.45

NOTE G – CONTINGENCIES

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

NOTE H – SUBORDINATED DEBENTURES / LINE OF CREDIT

The Company issued $20,619,000 in subordinated debentures on March 31, 2005.  These debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private sale of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The rate, which adjusts every three months, was 4.8425 percent for the second quarter of 2005 and is currently 5.2400 percent per annum.  The trust preferred securities mature in thirty years, and can be called without penalty on or after June 30, 2010.

The Company also borrowed an additional $4.0 million on its unsecured revolving line of credit ($3.0 million on June 27, 2005 and an additional $1.0 million on June 30, 2005).  The maximum amount permitted under this line of credit is $15.0 million.  The rate on the line of credit is the 3-month LIBOR rate plus 130 basis points, currently 4.7900 percent per annum.

The proceeds from the sale of the trust preferred securities and borrowed funds were used to support the purchase of Century National Bank, to maintain capital, and for general corporate purposes.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER 2005

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

ACQUISITION

At the close of business on April 30, 2005, the Company acquired Century National Bank (“Century”), a commercial bank located in central Florida serving the counties of Orange and Seminole.  Loans and deposits totaling approximately $107.0 million and $304.0 million, respectively, were acquired.  The population growth and other demographics of these counties are similar to those of the Company’s other markets.  The purchase resulted in a deposit-based intangible estimated at $6.1 million and goodwill of $26.6 million.  The deposit-based intangible will be amortized over 5 years.  The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as plans are finalized and additional information becomes available.

EARNINGS SUMMARY

Net income for the second quarter of 2005 totaled $5,475,000 or $0.33 per share diluted, compared to $3,886,000 or $0.25 per share diluted recorded in the first quarter of 2005 and $3,090,000 or $0.20 per share diluted in the second quarter of 2004, as restated.

Return on average assets was 1.13 percent and return on average shareholders' equity was 16.07 percent for the second quarter of 2005, compared to first quarter 2005 results of 0.94 percent and 14.04 percent, respectively, and second quarter 2004's performance, as restated, of 0.89 percent and 11.50 percent, respectively.

CRITICAL ACCOUNTING ESTIMATES

Management, after consultation with the audit committee, believes that the most critical accounting estimates which may affect the Company’s financial status and involve the most complex, subjective and ambiguous assessments are as follows:

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

Allowance and Provision for Loan Losses

The information contained on pages 17-18 and 22-26 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the company’s accounting estimates.

Securities Available for Sale

The fair value of the available for sale portfolio at June 30, 2005 was less than historical amortized cost, producing unrealized losses of $3,287,000.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

Value of Goodwill

The Company’s goodwill is no longer amortized, but tested annually for impairment.  The amount of goodwill at June 30, 2005 totaled approximately $29.3 million, including an estimated value of $26.6 million for the Century acquisition settled at the close of business April 30, 2005.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population in the Company’s markets is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent or greater rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company’s markets.  The Company completes an annual evaluation of goodwill for impairment in December each year.  The last evaluation supported the Company’s carrying value.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2005 totaled $17,867,000, $5,083,000 or 39.8 percent more than for 2004’s second quarter and $2,590,000 or 17.0 percent higher than first quarter 2005’s result.  Net interest income included $1.7 million from the addition of Century during the quarter.  Net interest margin on a tax equivalent basis increased 7 basis points over the last twelve months to 3.91 percent for the second quarter of 2005 and was up 1 basis point from 3.90 percent in the first quarter of 2005.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Second quarter 2004	$ 12,784	3.84%
Third quarter 2004	13,498	3.97
Fourth quarter 2004	14,158	3.88
First quarter 2005	15,277	3.90
Second quarter 2005	17,867	3.91

The yield on earning assets for the second quarter of 2005 was 5.22 percent, 37 basis points higher than the same period results in 2004, reflecting an improving earning assets mix over 2004 and into 2005.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2005	2005	2004	2004	2004
Yield	5.22%	5.08%	4.97%	5.02%	4.85%

The yield on loans improved 41 basis points to 6.38 percent over the last twelve months.  In addition, an increase in the yield on investment securities of 22 basis points year over year to 3.61 percent was recorded and the yield on federal funds sold grew 194 basis points to 2.91 percent.  Average earning assets for the second quarter of 2005 increased $495.5 million or 37.0 percent compared to the second quarter in 2004.  Average loan balances grew $329.5 million (or 43.2 percent) to $1,091.6 million, average federal funds sold increased $95.5 million to $106.8 million, and average investment securities were $70.5 million (or 12.5 percent) higher, totaling $634.7 million.  The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County and the opening of a loan production office in Brevard County (in August 2004).  The acquisition of Century in Orange and Seminole County (principally Orlando, Florida) increased average loan balances by $72.0 million during the second quarter of 2005.  The addition of two full service branches in Palm Beach County at the end of 2004 and Century’s three full service locations in April of 2005 will further assist in expanding the Company’s loan origination capabilities. At June 30, 2005, commercial lenders in these markets (Palm Beach County, Brevard County, and the Orlando area) have pipelines of $97 million, $28 million and $6 million, respectively.

Residential loan production during the second quarter of 2005 totaled $60.1 million, of which $15.7 million was sold servicing released to manage interest rate risk and to generate fee income.  In comparison, $59.9 million in residential loan production was recorded in the first quarter, with $19.2 million sold servicing released.  A year ago, second quarter’s residential loan production totaled $71.9 million, of which $22.4 million was sold servicing released.

During the second quarter of 2005, maturities (principally pay-downs) of securities totaled $55.7 million, security sales of $48.5 million were transacted and security purchases totaling $109.1 were recorded.  Sales were entirely comprised of securities from Century’s portfolio, which under purchase accounting were adjusted to fair market value at April 30, 2005, thereby providing to the Company the opportunity to divest lower yielding securities from Century’s portfolio and acquire (current) higher yielding securities with durations ranging from 0.95 to 3.85 years.  Activity in the Company’s securities portfolio was more limited during the first quarter of 2005, with maturities of securities of $40.1 million, sales of $2.1 million and purchases totaling only $1.5 million (including stock in the Federal Reserve and the Federal Home Loan Bank acquired to meet requisite investment amounts).  Funds from maturing securities continue to provide liquidity for lending activities.

Year over year the mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 59.6 percent for the second quarter of 2005 compared to 57.0 percent a year ago, while average securities decreased from 42.2 percent to 34.6 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding residential loan balances declining (see “Loan Portfolio”).

Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 60.8 percent of average interest bearing liabilities, versus 54.9 percent a year ago, favorably affecting deposit mix.  Average certificates of deposit (“CDs”) (a higher cost component of interest bearing liabilities) decreased to 28.8 percent of interest bearing liabilities from 34.5 percent a year ago.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, and other borrowings) decreased nominally to 10.4 percent of interest bearing liabilities for the second quarter of 2005 from 10.6 percent a year ago.

The cost of interest-bearing liabilities in the second quarter of 2005 increased 20 basis points to 1.76 percent from first quarter 2005 and was 46 basis points higher than for second quarter 2004, a result of the impact of the Federal Reserve increasing short-term interest rates by 25 basis points in the second quarter of 2005, 50 basis points in the first quarter of 2005 and 200 basis points in total since beginning to increase rates in June of 2004.  The following table details the cost of interest-bearing liabilities for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2005	2005	2004	2004	2004
Rate	1.76%	1.56%	1.44%	1.37%	1.30%

The average aggregated balance for NOW, savings and money market balances increased $262.4 million or 46.2 percent to $830.5 million from second quarter 2004 and average noninterest bearing deposits increased $182.3 million or 72.2 percent to $434.8 million, while average CDs increased by $36.2 million or 10.1 percent to $393.3 million.  Of the growth indicated for aggregated NOW, savings and money market balances, noninterest bearing deposits and CDs, the Century acquisition accounted for $110.4 million, $79.5 million and $11.8 million of the increases indicated, respectively.  Growth in deposits in the fourth quarter of 2004 and first quarter of 2005 was favorably impacted by insurance proceeds received by customers as a result of damage from two hurricanes that impacted the Company’s market area in September 2004.  The Company’s market expansion and commercial lending growth has favorably impacted deposit growth as well.  Most new commercial loan relationships result in a new noninterest bearing deposit relationship.  In addition, growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  Conforming to this strategy, the Company began offering a new money market product in the second quarter of 2004 that attracted approximately $25 million in the first half of 2005 and over $128 million since inception.

Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) also increased, by $12.0 million to $81.2 million for the second quarter of 2005, versus a year ago.  Average other borrowings increased by $20.6 million, reflecting the issuance of $20.6 million in subordinated debentures on the last day of the first quarter (March 31, 2005).  These debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private placement of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the debentures and the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The rate, which adjusts every three months, was 4.8425 percent per annum during the second quarter.  The junior subordinated debentures mature in thirty years, and can be called without penalty on or after June 30, 2010.  The Floating Rate Preferred Securities must be redeemed upon maturity or redemption of the debentures.  The proceeds from the sale of the trust preferred securities were used to support the purchase of Century (see “Acquisition”), to maintain capital, and for general corporate purposes.

The Company may utilize derivatives in an effort to manage its net interest margin.  In the latter part of 2002 and into the first quarter of 2003, the Company’s interest rate risk position shifted to a more asset sensitive profile.  To manage this, on January 3, 2003 the Company swapped fixed rate payments on CDs with varying maturities beginning in October 2005 and ending in October 2007 with a notional amount of $54 million to floating rates (three month LIBOR).  The swap was terminated during the second quarter of 2005, resulting in a $249,000 swap profit for the quarter, compared to swap losses of $516,000 for the first quarter of 2005 and $1,224,000 for the second quarter a year ago.

The Company has two remaining active derivative contracts.  On January 7, 2004, the Company hedged $15 million in FHLB borrowings with an interest rate swap.  The pay floating receive fixed rate swap matures on the same date as the $15 million borrowing (November 12, 2009).  Under the terms of the agreement, the Company swapped fixed rate payments at 6.10 percent to floating (three month LIBOR plus 230 basis points).  A second swap on January 30, 2004 hedges the remaining $25 million in FHLB borrowings through a pay fixed receive floating rate swap.  The swap matures on the same date as the $25 million borrowing (January 30, 2006).  The Company swapped floating rate (three month LIBOR) to a fixed rate payment (3.12 percent).  Interest expense on other borrowings was lower by $23,000 for the second quarter of 2005 and higher by $27,000 for the second quarter of 2004, as a result of these two swaps used in hedge transactions.

PROVISION FOR LOAN LOSSES

A provision for loan losses of $269,000 and $438,000 was recorded in the second and first quarter of 2005, compared to $150,000 for each of the first two quarters of 2004 (a total of $300,000).  The increased loss exposure as a result of the loan growth in 2004 and in 2005 is partially offset by the Company’s continued stable credit quality, and low nonperforming assets.  Net charge-offs totaled $202,000 or 0.04 percent of average loans for the first six months of 2005 compared to $17,000 or zero percent for the same period a year ago.  Net charge-offs have been nominal in the past few years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

As the Company’s loan portfolio continues to grow, increased loan loss provisions may result as the increased exposure to higher risk credits could result in greater inherent losses in the loan portfolio.  In addition to loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.

The Company’s expansion into Palm Beach and Brevard counties, the addition of Century, as well as growth in the Company’s other markets over the last two years has resulted in double-digit commercial and residential real estate loan growth.  A historically favorable credit loss experience in these portfolios has made it unnecessary to provide large additions to the allowance for loan losses.  Also, although Century’s portfolio is only five years old, no credit losses have ever been recorded for Century. (see “Nonperforming Assets”).  However, a decline in economic activity could impact the demand for real estate and the Company’s loss experience resulting in larger additions to the allowance for loan losses.  The last time the Company experienced significant net charge-offs and nonperforming loans was during the period 1988-1993 when the real estate markets in Florida experienced deflation and the national economy was in recession.  Management believes that its current credit granting processes follows a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during all economic cycles.

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

Noninterest income, excluding gains and losses from securities sales, totaled $5,588,000 for the second quarter of 2005, $1,027,000 or 22.5 percent higher than for the first quarter of 2005, and $1,742,000 or 45.3 percent higher than for the second quarter of 2004.  Excluding the impact of interest rate swap profits and losses, noninterest income accounted for 23.0 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses and interest rate swap profit and losses) in the second quarter 2005 compared to 25.4 percent a year ago.  Noninterest income for the second quarter of 2005 and 2004, and the first quarter of 2005 is detailed as follows:

	2nd Qtr 2005	1st Qtr 2005	2nd Qtr 2004
Service charges on deposits	$1,246	$1,093	$1,094
Trust income	684	583	517
Mortgage banking fees	425	570	472
Brokerage commissions and fees	634	734	671
Marine finance fees	836	698	994
Debit card income	441	416	351
Other deposit based EFT fees	109	121	117
Merchant income	605	570	540
Other income	359	292	314
Interest rate swap profit (loss)	249	(516)	(1,224)
Total	$5,588	$4,561	$3,846

Revenues from the Company’s financial services businesses increased year over year for the second quarter.  While brokerage commissions and fees decreased $37,000 or 5.5 percent from the second quarter of 2004, trust income grew $167,000 or 32.3 percent.  Combined, trust income and brokerage commissions and fees totaled $1,318,000 in the second quarter of 2005, comparable to the $1,317,000 earned in the first quarter of 2005.  For the six-month period ended June 30, 2005, brokerage and trust revenue (aggregated) was $194,000 or 7.9 percent greater than prior year.  While revenues from wealth management services have generally improved as customers return to the equity markets, it remains challenging due to the uncertain economic environment.

The Company is among the leaders in the production of residential mortgage loans in its market.  For the second quarter of 2005, mortgage originations compared to the same period in the prior year were $11.8 million or 16.4 percent lower, and loans sold decreased by $6.7 million.  Fewer loans have been sold in 2004 and 2005 as more production has been in adjustable rate mortgages that have been retained in the Company’s loan portfolio.  Compared to the second quarter of 2004, mortgage banking revenue was $47,000 or 10.0 percent lower for the three months ended June 30, 2005.  For the first six months of 2005, revenue was $41,000 or 4.3 percent higher year over year.  Turnover in solicitors affected production in the second quarter 2005, but has been remedied.  The Company’s expansion into northern Palm Beach County, with the opening of two additional branches at the end of 2004, as well as the addition of a loan production office in Brevard County that opened in August 2004 and the acquisition of Century, should favorably impact mortgage origination capabilities.

Service charges on deposits were $152,000 or 13.9 percent higher year over year for the second quarter and $138,000 or 6.3 percent greater for the first six months.  Overdraft fees were higher during the second quarter 2005, increasing $210,000 or 30.3 percent from the second quarter of 2004.  Of the $210,000, only $15,000 was from the addition of Century.  Partially offsetting, business analysis fees were $58,000 lower year over year for the second quarter, a result of higher balances maintained by commercial customers in core deposit accounts reducing fees collected.

In the second quarter 2005, marine finance fees from the sale of marine loans decreased $158,000 or 15.9 percent compared to 2004’s second quarter, and for the first six months of 2005 were $223,000 or 12.7 percent lower.  The Company’s marine finance division (Seacoast Marine Finance) produced $51.1 million in marine loans during the second quarter of 2005, compared to $40.6 million in the second quarter of 2004 and $46.3 million in the first quarter of 2005.  The hurricanes disrupted business in late 2004 and reduced production results.  Of the production in the second and first quarters of 2005, $4.0 million and $4.9 million, respectively, was not sold and instead was added to the Company’s marine portfolio.

Merchant income for the second quarter of 2005 was $65,000 or 12.0 percent higher than for the second quarter of 2004, and was $170,000 or 16.9 percent higher for the first six months of 2005 compared to prior year.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiaries.  The Company’s expansion into new markets has positively impacted the growth of business demand deposits and aided the increase in merchant income.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the second quarter of 2005, debit card income increased $90,000 or 25.6 percent from a year ago, and was $25,000 or 6.0 percent greater than for the first quarter of 2005.  Debit card income for the six months ended June 30, 2005 was $208,000 or 32.0 percent higher year over year.  Both VISA and MasterCard increased check card fees during 2004, contributing to the increase in revenue year over year.

NONINTEREST EXPENSES

When compared to the second quarter of 2004, total noninterest expenses increased by $3,022,000 or 26.0 percent to $14,642,000.  Compared to the first quarter of 2005, total noninterest expenses were $1,330,000 or 10.0 percent higher.  Of the $1,330,000 increase from first quarter, $919,000 was due to the addition of Century.  Remaining growth is attributable to increased wages, benefits, occupancy, marketing and other overhead due to the addition of branches and personnel in the Palm Beach and Brevard County markets, and from higher commissions, stock awards and other incentive compensation related to the Company’s improved performance.  Also impacting overhead are higher professional fees associated with the Company’s external audit.

Salaries and wages increased $1,031,000 or 22.4 percent to $5,640,000 for the second quarter compared to prior year and were $1,822,000 or 20.0 percent higher for the six month period ended June 30, 2005 versus prior year.  For the second quarter, base salaries increased $661,000 or 16.2 percent.  A portion of the increase in base salaries was directly attributable to lending and branch personnel in the new Palm Beach County market ($116,000), lending personnel in the new loan production office in Brevard County ($23,000), and for the addition of Century ($254,000).  Key manager incentives and stock awards compensation (tied to specific Company performance measurements) are higher for 2005, representing $28,000 of the overall increase in incentives for the quarter, and bonus accruals for Century added $95,000.  Employee benefits increased $283,000 or 23.3 percent to $1,499,000 from the second quarter of 2004.  Higher group health insurance costs, payroll taxes and profit sharing accruals for the Company’s 401K plan of $149,000, $69,000 and $66,000, respectively, were the primary cause.

Outsourced data processing costs totaled $1,680,000 for the second quarter of 2005, an increase of $196,000 or 13.2 percent from a year ago, and totaled $3,239,000 for the first six months of 2005, a $354,000 or 12.3 percent growth year over year.  The Company’s subsidiary banks utilize third parties for its core data processing system and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $221,000 or 14.3 percent to $1,764,000, versus second quarter results last year, and $325,000 or 10.5 percent to $3,427,000 year-to-date compared to last year.  Of the $221,000 increase for the quarter, $130,000 was related to Century, $76,000 to new Palm Beach County sites, and $6,000 to the new loan production office in Brevard County.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $250,000 or 41.5 percent to $853,000 when compared to a year ago for the second quarter.  For the six-month period, marketing expenses grew $476,000 or 38.0 percent to $1,729,000 from prior year.  For the second quarter, ad agency production costs were $56,000 higher year over year, newspaper and radio advertising was $84,000 higher, and expenditures for direct mail campaigns were $38,000 greater, primarily due to additional costs for advertising in the new Palm Beach and Brevard County markets.  Also increasing, but to a lesser extent, were donations, sales promotion and public relations costs.

For the second quarter of 2005, legal and professional fees increased by $267,000 or 71.8 percent from a year ago to $639,000.  For the six-month period ended June 30, 2005, these fees were $518,000 or 78.2 percent higher.  Higher professional fees and audit fees associated with the Company’s external audit are the primary cause.

With the addition of Century during the quarter, core deposit intangibles increased by $6.1 million.  This intangible has an initial estimated life of five years.  For the second quarter and year to date for 2005, amortization of intangibles totaled $222,000 and $233,000, respectively.  A year ago, no amortization expense was incurred.

Remaining noninterest expenses increased $535,000 or 30.6 percent to $2,285,000 when comparing the second quarter of 2005 to the same quarter a year ago, and increased $791,000 or 23.3 percent to $4,181,000 when comparing the first six months of 2005 to the same period in 2004.  Increasing year over year for the quarter were costs for courier delivery (up $27,000), property and liability insurance (up $50,000), telephone and data lines (up $37,000), professional development (up $44,000), employment advertising, placement and relocation costs (up $110,000), reserve for unfunded commitments (an addition of $74,000), higher miscellaneous losses due to fraud (up $100,000), and bank paid loan closing costs (up $47,000).  The increase in bank paid closing costs is primarily due to new equity line programs introduced in 2004.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first six months of 2005 was 6.87 percent, compared to 7.81 percent during the same period in 2004.  The Company manages the size of its equity through a program of share repurchases of its outstanding Common Stock.  In treasury stock at June 30, 2005, there were 80,137 shares totaling $913,000, compared to 1,639,842 shares or $16,258,000 a year ago.  The primary cause for the decline in treasury stock was the issuance of shares during the second quarter of 2005 for the acquisition of Century.

In March 2005, the Company formed a wholly owned trust subsidiary, SBCF Capital Trust I.  This subsidiary issued $20.0 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis.  The Company obtained the proceeds from the trust’s sale of trust preferred securities by issuing junior subordinated debentures to the trust.  Under revised Interpretation No. 46 (FIN 46R) recently promulgated by Financial Accounting Standards Board (FASB), the trust must be deconsolidated with the Company for accounting purposes.  As a result of this recent accounting pronouncement, the Federal Reserve Board recently adopted changes to its capital rules with respect to the regulatory capital treatment afforded to trust preferred securities.  The Federal Reserve Board’s new rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles.  The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat its $20.0 million of trust preferred securities as Tier 1 capital.  For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier I capital.

At June 30, 2005, the Company's risk-based capital ratio was 10.65 percent, a decline from December 31, 2004’s reported ratio of 10.99 percent and reflecting the addition of $20 million in trust preferred stock to Tier 1 risk based capital on March 31, 2005.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,148,373,000 at June 30, 2005, $359,029,000 or 45.5 percent more than at June 30, 2004, and $248,826,000 or 27.7 percent more than at December 31, 2004.  The following table details loan portfolio composition at June 30, 2005, December 31, 2004 and June 30, 2004:

	June 30,	Dec. 31,	June 30,
(In thousands)	2005	2004	2004
Construction and land development	$355,414	$252,329	$147,780

Real estate mortgage
Residential real estate
Adjustable	137,694	110,934	120,764
Fixed rate	62,837	61,574	74,956
Home equity mortgages	61,811	60,090	67,541
Home equity lines	35,354	14,337	12,367
	297,696	246,935	275,628
Commercial real estate	322,324	251,757	241,054
	620,020	498,692	516,682

Commercial and financial	82,830	66,240	46,751

Installment loans to individuals	89,684	81,831	77,872

Other loans	425	455	259
Total	$1,148,373	$899,547	$789,344

During the first six months of 2005, $35 million of residential mortgage loans were sold compared to $41 million during the first six months a year ago.  The Company also sold $89 million in marine loans (generated by Seacoast Marine Finance), compared to $90 million in the first six months of 2004.  Over the past twelve months, $72 million in fixed rate residential loans and $154 million in marine loans have been sold.   The loan sales are without recourse.

The Company’s loan portfolio secured by commercial real estate has increased by $248,060,000 or 71.4 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At June 30, 2005, the Company had commercial real estate loan outstanding balances totaling $595,308,000 or 51.8 percent of total loans (versus $347,248,000 or 44.0 percent a year ago). The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at June 30, 2005 and 2004:

		2005			2004
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$ 93.2	$ 19.1	$112.3	$ 48.2	$ 14.1	$ 62.3
Retail trade	48.6	6.6	55.2	45.8	3.9	49.7
Land development	184.3	137.7	322.0	84.1	72.3	156.4
Industrial	51.9	5.2	57.1	28.7	4.0	32.7
Healthcare	31.5	3.0	34.5	27.1	0.6	27.7
Churches and educational facilities	22.5	0.5	23.0	15.3	4.0	19.3
Recreation	3.8	--	3.8	9.2	--	9.2
Multifamily	27.6	27.9	55.5	8.8	5.3	14.1
Mobile home parks	5.5	--	5.5	6.6	--	6.6
Land	48.2	6.2	54.4	16.9	3.0	19.9
Lodging	10.7	--	10.7	5.5	--	5.5
Restaurant	6.9	0.6	7.5	1.7	0.1	1.8
Other	60.6	3.7	64.3	49.3	5.0	54.3

Total	$595.3	$210.5	$805.8	$347.2	$112.3	$459.5

Construction and land development loans increased $207,634,000 or 140.5 percent from a year ago to $355,414,000 at June 30, 2005.  Of this total, $272,983,000 is collateralized by commercial real estate and $82,431,000 by residential real estate.  In comparison, at June 30, 2004, $106,194,000 was collateralized by commercial real estate and $41,586,000 by residential real estate.  All of the commercial real estate construction and land development loans are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while many of these loans will payoff, the source of repayment from the sale of completed units.  Strong demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans, with expectations in the near term that growth may continue, perhaps moderating if interest rates rise.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2005 aggregated to $147.4 million and for the top 42 commercial real estate relationships exceeding $5 million the aggregate funded and unfunded totaled $416.2 million.

Commercial and financial loans increased and totaled $82,830,000 at June 30, 2005, compared to $46,751,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $89,684,000 (versus $77,872,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  At June 30, 2005, approximately $138 million or 53 percent of the Company's residential mortgage loan balances were adjustable, compared to $121 million or 46 percent a year ago.

Approximately $120.0 million of new residential loans were produced in the first six months of 2005 and $34.9 million were sold.  Loans secured by residential properties having fixed rates totaled approximately $124 million at June 30, 2005, of which 15- and 30-year mortgages totaled approximately $30 million and $33 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at June 30, 2004 totaled approximately $37 million and $38 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $102 million and $220 million, respectively, at June 30, 2005, compared to $93 million and $148 million, respectively, a year ago.

At June 30, 2005, the Company had commitments to make loans (excluding unused home equity lines of credit) of $233,637,000, compared to $215,184,000 at June 30, 2004.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $8,328,000 at June 30, 2005, $1,885,000 higher than one year earlier and $1,730,000 higher than at December 31, 2004.  A total of $1.2 million of the increase is related to the April 30, 2005 acquisition of Century.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 4,164.0 percent at June 30, 2005, compared to 970.3 percent at June 30, 2004.

During the first six months of 2005 net charge-offs totaled $202,000, consisting of $166,000 in net charge-offs for commercial loans and $49,000 in net charge-offs for consumer loans, partially offset by net recoveries on commercial real estate loans and credit cards of $3,000 and $10,000, respectively.  A year ago, net charge-offs of $17,000 were recorded during the first six months.  Included in commercial loan charge-offs for 2005 was a charge-off of $236,000 for a single credit (that was recorded in the first quarter).

A model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth.  In its continuing evaluation of the allowance and its adequacy, management also considers, among other factors, the Company’s loan loss experience, loss experience of peer banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, and the values of loan collateral.  Commercial and commercial real estate loans are assigned internal risk ratings reflecting the probability of the borrower defaulting on any obligation and the probable loss in the event of default.  Retail credit risk is managed from a portfolio view rather than by specific borrower and is assigned internal risk rankings reflecting the combined probability of default and loss.  The independent Credit Administration department assigns risk factors to the individual internal risk ratings based on a determination of the risk using a variety of tools and information.  Loan Review is an independent unit that performs risk reviews and evaluates a representative sample of credit extensions after the fact.  Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting.  This unit reports directly to the Directors Loan Committee of the Board of Directors.

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolios support an allowance for loan losses of 0.73 percent of total loans at June 30, 2005, a level lower than that found in many other banks.  This ratio was 0.82 percent at June 30, 2004 and 0.73 percent at December 31, 2004.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At June 30, 2005, the Company had $972 million in loans secured by real estate, representing 84.7 percent of total loans, up slightly from 84.2 percent at June 30, 2004.  In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 23.5 percent of total loans at June 30, 2005.  In most instances the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre sales or leases, but are guaranteed by the personal assets of participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At June 30, 2005, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.02 percent, compared to 0.32 percent one year earlier.

At June 30, 2005, there were no accruing loans past due 90 days or more and no OREO was outstanding.  At June 30, 2004, there were $20,000 in accruing loans past due 90 days or more and OREO included a single commercial real estate property totaling $1.9 million.

Nonaccrual loans totaled $200,000 at June 30, 2005, compared to a balance of $644,000 at June 30, 2004.  Nonaccrual loans outstanding at June 30, 2005 that were performing with respect to payments totaled $182,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at June 30, 2005, 71 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At June 30, 2005, the Company had $468,648,000 in securities available for sale and securities held to maturity were carried at an amortized cost of $170,573,000.  The Company's securities portfolio increased $83,731,000 or 15.1 percent from June 30, 2004 and grew $45,463,000 or 7.7 percent from December 31, 2004.  Maturities of securities of $95.8 million, sales of $50.6 million and purchases totaling $110.6 million were transacted during the first six months of 2005.

Management controls the Company’s interest rate risk by maintaining a low average duration for the securities portfolio and with securities returning principal monthly that can be reinvested.  At June 30, 2005, the duration of the portfolio was 1.6 years, compared to 2.6 years a year ago.

Unrealized net securities losses of $3,872,000 at June 30, 2005, compared to net losses of $7,383,000 at June 30, 2004 and $3,280,000 at December 31, 2004.  Consensus market perception is that the Federal Reserve is likely to increase interest rates prospectively; a shifting yield curve has affected the market value of the securities portfolio since the Federal Reserve began increasing interest rates in mid-2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $555,346,000 or 46.7 percent to $1,743,895,000 at June 30, 2005, compared to one year earlier. Of the increase in deposits, $17.7 million was from a branch acquisition in January 2005 and $304 million was acquired in the Century acquisition. (See Acquisitions.)  Certificates of deposits (“CDs”) increased $53,049,000 or 15.2 percent to $402,284,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $272,866,000 or 46.4 percent to $860,405,000, and noninterest bearing demand deposits increased $229,431,000 or 91.1 percent to $481,206,000.  Of the amounts indicated at June 30, 2005, outstanding balances for Century for CDs totaled $17.0 million, lower cost interest bearing deposits totaled $161.9 million, and noninterest bearing deposits totaled $143.3 million (predominantly business demand deposits of $106.9 million).

The Company’s success in marketing desirable products in this environment, in particular its array of money market and NOW product offerings, enhanced growth in lower cost interest bearing deposits.  Growth in business demand deposits of $160,517,000 and in personal demand deposits of $39,755,000 comprised most of the increase in noninterest bearing demand deposits.  The Company’s market extension into Palm Beach County beginning in early 2003 and branch expansion since then in this market has aided the growth of noninterest bearing demand deposits.

Repurchase agreement balances increased over the past twelve months by $19,913,000 or 37.0 percent to $73,742,000 at June 30, 2005.  Repurchase agreements are offered by the Company’s subsidiary banks to select customers who wish to sweep excess balances on a daily basis for investment purposes.  Federal funds purchased were lower by $11.0 million year over year and totaled $14.0 million at June 30, 2005.

Other borrowings increased $24,692,000 or 62.1 percent to $64,473,000 at June 30, 2005, compared to 2004 on the same date.  The Company issued $20,619,000 in subordinated debentures on March 31, 2005.  These debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private sale of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The Company (parent) also borrowed $4.0 million of its $15.0 million unsecured revolving line of credit during the quarter.  The rate on the line of credit is the 3-month LIBOR rate plus 130 basis points.  The proceeds from the sale of the trust preferred securities and line of credit were used to support the purchase of Century National Bank (see “Acquisition”), to maintain capital, and for general corporate purposes.

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at June 30, 2005 included derivative product assets of $109,000 and derivative product liabilities of $146,000 (see “Note D – Derivative Financial Instruments”).

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $267 million at June 30, 2005, and $240 million at June 30, 2004.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would increase 4.3 percent if interest rates gradually rise 200 basis points over the next twelve months.  While management places a lower probability on significant rate declines after the Federal Reserve’s 25 basis point increases in June, August, September, November and December 2004 (a total of 125 basis points) and in February, March and May 2005 (an additional 75 basis points in total), the model simulation indicates net interest income would decrease 0.5 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On June 30, 2005, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 6.2 percent compared to 14.0 percent at December 31, 2004.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At June 30, 2005, the Company had available lines of credit of $167,451,000.   The Company had $335,947,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $192,549,000 at June 30, 2005 as compared to $48,890,000 at June 30, 2004.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  Cash and cash equivalents have been allowed to increase due to some concern that a portion of funding (deposits) may be transitory since these deposits are derived from insurance proceeds due to the hurricanes.  The Company believes its liquidity to be strong and stable.

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

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  As of June 30, 2005, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 10.2 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 9.9 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2005 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

#

Part II OTHER INFORMATION

Item 2.

Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In March 2005, the Company established a new Delaware trust subsidiary, SBCF Capital Trust I, which completed the sale of $20,000,000 of Floating Rate Preferred Securities on March 31, 2005 to STI Investment Management, Inc. in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended and Securities and Exchange Commission Regulation D promulgated thereunder. The Company obtained the proceeds from the trust’s sale of the trust preferred securities by issuing junior subordinated debentures to the trust. The rate on these junior subordinated debentures and on the trust preferred securities is the three-month LIBOR rate plus a spread. The LIBOR rate, which adjusts every three months, is currently 3.090% per annum. The junior subordinated debentures mature in 30 years, and can be called without penalty on or after June 30, 2010. The Floating Rate Preferred Securities must be redeemed upon the redemption or maturity of the junior subordinated debentures.

The Company presently has one active share repurchase program approved by its Board of Directors on September 18, 2001.  The program authorizes the repurchase of 825,000 shares and has no expiration date.  No shares have been repurchased outside of this program.

No issuer purchases of equity securities have occurred in 2005:

Period	Total Number of Shares Purchased	Average Price	Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Programs

January 1 – January 31, 2005	0	$0	0	335,714
February 1 – February 29, 2005	0	0	0	335,714
March 1 – March 31, 2005	0	0	0	335,714

Total – 1st Quarter 2005	0	0	0	335,714

April 1 – April 30, 2005	0	0	0	335,714
May 1 – May 31, 2005	0	0	0	335,714
June 1 – June 30, 2005	0	0	0	335,714

Total – 2nd Quarter 2005	0	0	0	335,714

Total – Year-to-date 2005	0	0	0	335,714

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The 2005 Annual Meeting of Shareholders was held on May 12, 2005.

(b)

Reported to the Commission in the 2005 Proxy statement, five Class III directors were re-elected.

(c)

The following matters were voted upon at the meeting:

(1)

Proposal 1 - The re-election of five (5) Class III directors to serve until the 2008 Annual Meeting of Shareholders have been elected and qualified.  Out of 14,596,422 votes represented at the meeting, the number of votes cast for and against (or withheld) their election were 13,384,240 (86.3%) and 1,212,182, respectively.  All of the directors were elected.

Item 6.

Exhibits and Reports on Form 8-K and S-4

Exhibit 3.1

Amended and Restated Articles of Incorporation

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 2004.

Exhibit 3.2

Amended and Restated By-laws of the Corporation

Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on April 5, 2005

On April 5, 2005, the Registrant filed its junior subordinated indenture, its guarantee agreement and its amended and restated trust agreement related to the formation of SBCF Capital Trust I for the purpose of issuing $20 million of trust preferred stock, effective March 31, 2005.  A copy of all three documents was attached.

Form 8-K filed on April 25, 2005

On April 19, 2005, the Registrant announced its financial results for the first quarter ended March 31, 2005.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on April 20, 2005 and data charts referenced in the conference call.

Form 8-K filed on May 4, 2005

The Registrant reported effective April 30, 2005:  1) in connection with the completion of the acquisition of Century National Bank (“Century”), employment agreements dated November 30, 2004 with Century executive officers (three in total) became effective, and 2) the Registrant completed its acquisition of Century, in accordance with the terms and conditions of the Agreement and Plan of Merger dated as of November 30, 2004.  The Registrant also attached a copy of the press release dated May 2, 2005, announcing its acquisition of Century.

Form 8-K filed on July 22, 2005

On July 18, 2005, the Registrant announced its financial results for the second quarter and six months ended June 30, 2005.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on July 19, 2005 and data charts referenced in the conference call.

Form 8-K filed on July 22, 2005

On July 19, 2005, the Registrant announced the promotion of Jean Strickland to President and Chief Operating Officer of First National Bank and Trust Company of the Treasure Coast (“First National”), the principal banking subsidiary of the Registrant.  Concurrently, A. Douglas Gilbert was appointed Vice-Chairman and Chief Credit Officer of First National as well as President and Chief Operating Officer of the Registrant.  Dennis S. Hudson, III will continue in his role as Chairman and CEO of First National and assume the role of Chairman of the Registrant.  Dale M. Hudson was named Vice-Chairman of the Registrant.  A copy of the press release was attached.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2005

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

August 8, 2005

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#