Form 10-Q/A
period 2005-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2005-08-19
CIK 730708

UNITED STATES

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

Seacoast Banking Corporation of Florida (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “ Original Form 10-Q”) with the Securities and Exchange Commission on August 8, 2005.  This amendment to the Form 10-Q is being filed to amend Part II, Item 5 to disclose that the Company inadvertently failed to include in its Original Form 10-Q disclosure that it had amended certain compensation arrangements applicable to its and its bank subsidiary’s directors and named executive officers for the 2005 fiscal year without filing a Current Report on Form 8-K disclosing such amendments.  This Amendment also amends Part II, Item 6 to include as an exhibit hereto a summary description of the compensation arrangements for the Company’s named executive officers and non-employee directors, as modified.

Except as identified in the preceding paragraph, no other modifications to the Original Form 10-Q are being made with this amendment and the remainder of the Original Form 10-Q shall remain in effect as of the date of filing of the Original Form 10-Q.  Additionally, this amendment does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

Item 5.

Other Information

During the quarter ended June 30, 2005, certain compensation arrangements applicable to members of the Company’s and its bank subsidiary’s boards of directors and the Company’s named executive officers were amended.  The Company inadvertently failed to file a Current Report on Form 8-K, as required by Item 1.01 of Form 8-K, disclosing these amendments.

Item 6.

Exhibits and Reports on Form 8-K and S-4

Exhibit 10.24

Compensation Arrangements of Named Executive Officers and Non-Employee Directors

Exhibit 3.1

Amended and Restated Articles of Incorporation

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 2004.

Exhibit 3.2

Amended and Restated By-laws of the Corporation

Incorporated herein by reference from the Company's Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.3

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.4

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005.

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

August 18, 2005

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

August 18, 2005

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#