Form 10-K/A
period 2004-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2005-09-27
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Exhibit 10.23 Directors Deferred Compensation Plan***

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
               Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates
               Financial Statements
               Notes to Consolidated Financial Statements
               Financial Statements — Reports of Independent Registered Public Accounting firm

Exhibit 21 Subsidiaries of Registrant***

Exhibit 23.1 Consent of Independent Registered Public Accounting firm***

Exhibit 23.2 Consent of Independent Registered Certified Public Accounting firm***

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***	Previously filed.

(b) Exhibits

     The response to this portion of Item 15 is submitted under a separate section of this report.

(c) Financial Statement Schedules

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 27th day of September 2005.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Dale M. Hudson
September 27, 2005
Dale M. Hudson, Chairman of the Board and Director

/s/ Dennis S. Hudson, III
September 27, 2005
Dennis S. Hudson, III, President,
Chief Executive Officer and Director

/s/ William R. Hahl
September 27, 2005
William R. Hahl, Executive Vice President and
Chief Financial Officer

/s/ Stephen E. Bohner
September 27, 2005
Stephen E. Bohner, Director

/s/ Jeffrey C. Bruner
September 27, 2005
Jeffrey C. Bruner, Director

/s/ John H. Crane
September 27, 2005
John H. Crane, Director

/s/ Evans Crary, Jr.
September 27, 2005
Evans Crary, Jr., Director

/s/ T. Michael Crook
September 27, 2005
T. Michael Crook, Director

Date
/s/ Christopher E. Fogal

Christopher E. Fogal, Director	September 27, 2005

/s/ Jeffrey S. Furst

Jeffrey S. Furst, Director	September 27, 2005

/s/ A. Douglas Gilbert

A. Douglas Gilbert, Director, Senior Executive Vice	September 27, 2005
President, & Chief Operating & Credit Officer

/s/ Dennis S. Hudson, Jr.

Dennis S. Hudson, Jr., Director	September 27, 2005

/s/ Thomas E. Rossin

Thomas E. Rossin, Director	September 27, 2005

/s/ John R. Santarsiero, Jr.
September 27, 2005
John R. Santarsiero, Jr., Director

/s/ Thomas H. Thurlow, Jr.
September 27, 2005
Thomas H. Thurlow, Jr., Director