Form 10-Q
period 2005-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2005-11-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X]  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 2005	Commission file No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA

(Exact name of registrant as specified in its charter)

Florida	59-2260678
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number

815 Colorado Avenue, Stuart, FL (Address of principal executive offices)	34994 Zip Code

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

YES [X]

NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2005:

Common Stock, $.10 Par Value - 17,074,287 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1.

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

September 30, 2005 and December 31, 2004

3-4

Condensed consolidated statements of income -

Three months and nine months ended September 30,

2005 and 2004 (restated)

5

Condensed consolidated statements of cash flows -

Three months and nine months ended September 30,

2005 and 2004 (restated)

6-7

Notes to condensed consolidated financial statements

8-13

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

14-31

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

32

Item 4.

Evaluation of Disclosure Controls and Procedures

33

Part II

OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases

 of Equity Securities

34-35

Item 6.

Exhibits and Reports on Form 8-K

35-36

SIGNATURES

37

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits	$ 98,478 125,769	$ 44,920 44,758
Securities:
Available for sale (at fair value) Held to maturity (fair values: $155,323 at September 30, 2005 and $198,442 at December 31, 2004)	411,800 157,369	395,207 198,551
TOTAL SECURITIES Loans available for sale	569,169 8,132	593,758 2,346
Loans Less: Allowance for loan losses	1,217,919 (8,643)	899,547 (6,598)
NET LOANS	1,209,276	892,949
Bank premises and equipment, net Intangible assets Other assets	21,559 34,546 19,144	18,965 2,774 15,406
	$2,086,073	$1,615,876
LIABILITIES
Deposits	$1,778,574	$1,372,466
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Other borrowings	81,100 66,175	86,919 39,912
Other liabilities	10,698	8,367
	1,936,547	1,507,664

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2005	December 31, 2004
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 22,000,000 shares, issued 17,103,650 and outstanding 16,875,865 shares and 198,422 restricted shares at September 30, 2005, issued 17,103,650 and outstanding 15,289,417 shares and 178,940 restricted shares at December 31, 2004	1,710	1,710
Other shareholders’ equity	147,816	106,502
TOTAL SHAREHOLDERS' EQUITY	149,526	108,212
	$2,086,073	$1,615,876

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004, as restated	2005	2004, as restated
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 19,560 5,608 899	$ 12,480 4,559 3	$ 51,394 16,321 2,093	$ 35,007 13,871 66
TOTAL INTEREST INCOME	26,067	17,042	69,808	48,944
Interest on deposits Interest on borrowed money	5,717 1,285	3,038 542	14,459 3,201	8,813 1,484
TOTAL INTEREST EXPENSE	7,002	3,580	17,660	10,297
NET INTEREST INCOME Provision for loan losses	19,065 280	13,462 250	52,148 987	38,647 550
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,785	13,212	51,161	38,097
Noninterest income Securities gains, net Other income	34 5,279	16 5,160	78 15,428	26 14,445
TOTAL NONINTEREST INCOME	5,313	5,176	15,506	14,471
TOTAL NONINTEREST EXPENSES	15,408	12,027	43,362	35,174
INCOME BEFORE INCOME TAXES Provision for income taxes	8,690 3,125	6,361 2,266	23,305 8,379	17,394 6,172
NET INCOME	$ 5,565	$ 4,095	$ 14,926	$ 11,222

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.32 0.33 0.15	$ 0.26 0.27 0.14	$ 0.90 0.92 0.43	$ 0.71 0.73 0.40

Average shares outstanding - diluted Average shares outstanding – basic	17,253,536 16,856,109	15,704,794 15,299,443	16,556,452 16,175,803	15,761,390 15,353,792

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004, as restated

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 69,792 15,655 (17,372) (41,584) (9,378) 0 (192,668) 186,882 (1,016)	$ 51,081 14,662 (10,301) (31,732) (6,495) 7,365 (180,861) 182,929 729
Net cash provided by operating activities	10,311	27,377

Cash flows from investing activities

  Proceeds from maturity of securities available for sale

  Proceeds from maturity of securities held to maturity

  Proceeds from sale of securities available for sale

  Purchase of securities available for sale

  Purchase of securities held to maturity

  Net new loans and principal repayments

  Proceeds from the sale of other real estate owned

  Additions to bank premises and equipment

  Purchase of Century, net of cash acquired

  Purchase of branch, net of cash acquired

	123,570 41,353 50,899 (111,643) 0 (209,231) 0 (2,381) 121,046 13,538	63,202 37,391 136,580 (122,944) (26,124) (150,877) 2,012 (3,157) 0 0
Net cash provided by (used in) in investing activities	27,151	(63,917)

Cash flows from financing activities

  Net increase in deposits

  Net decrease in federal funds purchased and

    repurchase agreements

  Net increase in other borrowings

  Exercise of stock options

  Treasury stock issued (acquired)

  Dividends paid

	84,412 (7,677) 26,619 649 170 (7,067)	51,512 (12,329) 0 846 (3,165) (6,148)
Net cash provided by financing activities	97,106	30,716
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	134,568 89,679	(5,824) 45,183
Cash and cash equivalents at end of period	$224,247	$ 39,359

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004, as restated

Reconciliation of Net Income to Cash Provided by

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by operating activities:

  Depreciation

  Amortization of premiums and discounts on securities

  Other amortization and accretion

  Trading securities activity

  Change in loans available for sale, net

  Provision for loan losses

  Securities gains

  Loss on fair value interest rate swap

  Gain on sale of loans

  Gain on sale and writedown of foreclosed assets

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 14,926 1,589 1,171 250 0 (5,786) 987 (78) 267 (90) 0 0 (973) 288 (480) (590) (1,016) (154)	$ 11,222 1,208 2,303 560 7,365 2,068 550 (26) 260 (78) (58) 23 (449) (4) 380 14 729 1,310
Net cash provided by operating activities	$ 10,311	$ 27,377
Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$ (1,491)	$ 765
Transfers from securities held for sale to trading securities	0	7,412
Purchase of Century, treasury stock issued	33,448	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income
As reported	$5,565	$4,095	$14,926	$11,222
Stock based compensation, net of tax	20	12	60	36
Pro forma	$5,545	$4,083	$14,866	$11,186

Per share (diluted)
As reported	$0.32	$0.26	$0.90	$0.71
Pro forma	0.32	0.26	0.90	0.71

Per share (basic)
As reported	$0.33	$0.27	$0.92	$0.73
Pro forma	0.33	0.27	0.92	0.73

EITF No. 05-7:  The EITF  requires that a change in fair value of a conversion option brought about by modifying a convertible debt security be included in analyzing in accordance with EIFT 96-19 whether a debt instrument is considered extinguished.  Effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of this EITF is not expected to have a material effect on financial condition, the results of operations, or liquidity.

EITF No. 05-8: The EITF relates to the issuance of convertible debt with a beneficial conversion feature that results in a temporary difference for the purposes of applying FASB statement No. 109.  The deferred taxes shall be recorded as an adjustment to paid-in capital.  Effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this EITF is not expected to have a material effect on financial condition, the results of operations, or liquidity.

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

Net income for the third quarter of 2004, previously reported as $3,880,000, or $0.25 per diluted share, was restated to $4,095,000, or $0.26 per diluted share.  Net income for the first nine months of 2004, previously reported as $11,391,000, or $0.72 per diluted share, was restated to $11,222,000, or $0.71 per diluted share.  Reconciliation of the restated results for the affected periods to the results previously reported is included on the following page.

(Dollars in thousands, except per share data)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Reconciliation to Previously Reported Results
Noninterest income:
As originally reported	$ 4,846	$ 14,731
Adjustment	330	(260)
Restated	5,176	14,471
Income before income tax expense:
As originally reported	6,031	17,654
Adjustment	330	(260)
Restated	6,361	17,394
Net income:
As originally reported	3,880	11,391
Adjustment	215	(169)
Restated	$ 4,095	$ 11,222
Basic net income per share:
As originally reported	$ 0.25	$ 0.74
Adjustment	0.02	(0.01)
Restated	$ 0.27	$ 0.73
Diluted net income per share:
As originally reported	$ 0.25	$ 0.72
Adjustment	0.01	(0.01)
Restated	$ 0.26	$ 0.71

NOTE C - ACQUISITIONS

On April 30, 2005, the Company acquired 100% of the outstanding common shares of Century National Bank.  The following table shows the excess purchase price over carrying value of net assets acquired, estimated purchase price allocations and goodwill:

(In thousands)
Purchase price	$49,962
Carrying value of net assets acquired	20,256
Excess of purchase price over carrying value
of net assets acquired	29,706

Purchase accounting adjustments
Securities	1,044
Core deposit intangible	(3,400)
Other liabilities	50
Deferred taxes	910
Goodwill	$28,310

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if the acquisition had occurred as of January 1, 2005 and January 1, 2004.

	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2005	September 30, 2004
Net interest income	$55,503	$44,804
Provision for credit losses	1,027	640
Net interest income after provision for credit losses	54,476	44,164
Noninterest income	15,632	14,801
Noninterest expense	44,647	38,540
Income before income tax expense	25,461	20,425
Income tax expense	9,154	7,095
Net Income	$ 16,307	$ 13,330
Net Income Per Common Share
Basic	$ 0.97	$ 0.79
Diluted	$ 0.95	$ 0.77
Average Common Shares Outstanding
Basic	16,828,724	16,851,669
Diluted	17,209,373	17,259,267

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

NOTE D - COMPREHENSIVE INCOME

At September 30, 2005 and 2004, comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004

Net income	$ 5,565	$ 4,095	$14,926	$11,222
Unrealized gain (loss) on cash flow hedge (net of tax)	(2)	(16)	55	106
Unrealized gains (losses) on securities available for sale (net of tax)	(858)	1,912	(866)	377
Net reclassification adjustment for unrealized security gains included in earnings	0	154	0	145

Comprehensive income	$ 4,705	$ 6,145	$14,115	$11,850

NOTE E– BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data)	2005	2004, as restated	2005	2004, as restated
Basic:
Net income	$5,565	$4,095	$14,926	$11,222
Average shares outstanding	16,856,109	15,299,443	16,175,803	15,353,792
Basic EPS	$0.33	$0.27	$0.92	$0.73

Diluted:
Net income	$5,565	$4,095	$14,926	$11,222
Average shares outstanding	16,856,109	15,299,443	16,175,803	15,353,792
Net effect of dilutive stock options – based on treasury stock method	397,427	405,351	380,649	407,598

TOTAL	17,253,536	15,704,794	16,556,452	15,761,390

Diluted EPS	$0.32	$0.26	$0.90	$0.71

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

NOTE G – SUBORDINATED DEBENTURES / LINE OF CREDIT

The Company issued $20,619,000 in subordinated debentures on March 31, 2005.  These debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private sale of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The rate, which adjusts every three months, was 4.8425 percent for the second quarter of 2005, 5.2400 percent per annum for the third quarter of 2005, and is currently 5.7704 percent per annum.  The trust preferred securities mature in thirty years, and can be called without penalty on or after June 30, 2010.

The Company has borrowed an additional $6.0 million on its unsecured revolving line of credit ($3.0 million on June 27, 2005, $1.0 million on June 30, 2005, and an additional $2.0 million on September 30, 2005).  The maximum amount permitted under this line of credit is $15.0 million.  The rate on the line of credit is the 3-month LIBOR rate plus 130 basis points, currently 5.3204 percent per annum.

The proceeds from the sale of the trust preferred securities and borrowed funds were used to support the purchase of Century National Bank, to maintain capital, and for general corporate purposes.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER 2005

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

ACQUISITION

At the close of business on April 30, 2005, the Company acquired Century National Bank (“Century”), a commercial bank located in central Florida serving the counties of Orange and Seminole.  Loans and deposits totaling approximately $107.0 million and $304.0 million, respectively, were acquired.  The population growth and other demographics of these counties are similar to those of the Company’s other markets.  The purchase resulted in a deposit-based intangible estimated at $3.4 million and goodwill of $28.3 million.  The deposit-based intangible is being amortized over 5 years on a straight line basis.  The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are subject to refinement as plans are finalized and additional information becomes available.

EARNINGS SUMMARY

Net income for the third quarter of 2005 totaled $5,565,000 or $0.32 per share diluted, compared to $5,475,000 or $0.33 per share diluted recorded in the second quarter of 2005 and $4,095,000 or $0.26 per share diluted in the third quarter of 2004, as restated.

Return on average assets was 1.09 percent and return on average shareholders' equity was 14.59 percent for the third quarter of 2005, compared to second quarter 2005 results of 1.13 percent and 16.07 percent, respectively, and third quarter 2004's performance, as restated, of 1.16 percent and 14.98 percent, respectively.

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

Securities Available for Sale

The fair value of the available for sale portfolio at September 30, 2005 was less than historical amortized cost, producing unrealized losses of $4,742,000.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

Value of Goodwill

The Company’s goodwill is no longer amortized, but tested annually for impairment.  The amount of goodwill at September 30, 2005 totaled approximately $31.0 million, including an estimated value of $28.3 million for the Century acquisition settled at the close of business April 30, 2005.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The population in the Company’s markets is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent or greater rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in all of the Company’s markets.  The Company completes an annual evaluation of goodwill for impairment in December.  The last evaluation supported the Company’s carrying value.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2005 totaled $19,091,000, $5,593,000 or 41.4 percent more than for 2004’s third quarter and $1,224,000 or 6.9 percent higher than second quarter 2005’s result.  Net interest income included $2.9 million from the addition of Century during the third quarter, compared to $1.7 million in the second quarter.  Net interest margin on a tax equivalent basis increased 4 basis points over the last twelve months to 4.01 percent for the third quarter of 2005 and was up 10 basis points from 3.91 percent in the second quarter of 2005.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Third quarter 2004	13,498	3.97%
Fourth quarter 2004	14,158	3.88
First quarter 2005	15,277	3.90
Second quarter 2005	17,867	3.91
Third quarter 2005	19,091	4.01

The yield on earning assets for the third quarter of 2005 was 5.48 percent, 46 basis points higher than the same period results in 2004, reflecting an improving earning assets mix over 2004 and into 2005.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2005	2005	2005	2004	2004
Yield	5.48%	5.22%	5.08%	4.97%	5.02%

The yield on loans improved 62 basis points to 6.61 percent over the last twelve months as a result of a change in mix due to loan growth and a greater percent of the portfolio in floating rate loans.  In addition, an increase in the yield on investment securities of 20 basis points year over year to 3.71 percent was recorded and the yield on federal funds sold grew 231 basis points to 3.33 percent.  Average earning assets for the third quarter of 2005 increased $537.8 million or 39.8 percent compared to the third quarter in 2004.  Average loan balances grew $348.1 million (or 42.0 percent) to $1,176.0 million, average federal funds sold increased $105.8 million to $107.0 million, and average investment securities were $83.9 million (or 16.1 percent) higher, totaling $604.7 million.  The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County and the opening of a loan production office in Brevard County (in August 2004).  The acquisition of Century in Orange and Seminole County (principally Orlando, Florida) increased average loan balances by $72.0 million during the second quarter of 2005 and $111.3 million during the third quarter of 2005.  The addition of two full service branches in Palm Beach County at the end of 2004 and Century’s three full service locations in April of 2005 will further assist in expanding the Company’s loan origination capabilities. At September 30, 2005, commercial lenders in these markets (Palm Beach County, Brevard County, and the Orlando area) have pipelines of $122 million, $35 million and $8 million, respectively.

Residential loan production during the third quarter of 2005 totaled $47.9 million, of which $20.5 million was sold servicing released to manage interest rate risk and to generate fee income.  In comparison, $60.1 million and $59.9 million in residential loan production was recorded in the second and first quarter, respectively, with $15.7 million and $19.2 million sold servicing released.  A year ago, third quarter’s residential loan production totaled $40.7 million, of which $19.7 million was sold servicing released.

During the third quarter, maturities (principally pay-downs) of securities totaled $69.1 million, security sales were nominal, and security purchases totaled $1.0 million.  In comparison, during the second quarter of 2005, maturities of securities totaled $55.7 million, security sales of $48.5 million were transacted and security purchases totaling $109.1 were recorded.  Sales in the second quarter were entirely comprised of securities from Century’s portfolio, which under purchase accounting were adjusted to fair market value at April 30, 2005, thereby providing to the Company the opportunity to divest lower yielding securities from Century’s portfolio and acquire (current) higher yielding securities with durations ranging from 0.95 to 3.85 years.

Year over year the mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 62.3 percent for the third quarter of 2005 compared to 61.3 percent a year ago, while average securities decreased from 38.6 percent to 32.0 percent and federal funds sold increased to 5.7 percent from 0.1 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding residential loan balances declining (see “Loan Portfolio”).

Lower cost interest bearing deposits (NOW, savings and money market balances) increased to 61.4 percent of average interest bearing liabilities, versus 56.4 percent a year ago, favorably affecting deposit mix.  Average certificates of deposit (“CDs”) (a higher cost component of interest bearing liabilities) decreased to 28.5 percent of interest bearing liabilities from 33.3 percent a year ago.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, and other borrowings) were slightly lower at 10.1 percent of interest bearing liabilities for the third quarter of 2005, versus 10.3 percent in 2004.

The cost of interest-bearing liabilities in the third quarter of 2005 increased 19 basis points to 1.95 percent from second quarter 2005 and was 58 basis points higher than for third quarter 2004, a result of the impact of the Federal Reserve increasing short-term interest rates by 75 basis points in the third quarter of 2005, 25 basis points in the second quarter of 2005, 50 basis points in the first quarter of 2005 and 275 basis points in total since beginning to increase rates in June of 2004.  The following table details the cost of interest bearing liabilities for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2005	2005	2005	2004	2004
Rate	1.95%	1.76%	1.56%	1.44%	1.37%

The average aggregated balance for NOW, savings and money market balances increased $286.5 million or 48.7 percent to $874.3 million from third quarter 2004 and average noninterest bearing deposits increased $180.6 million or 72.0 percent to $431.5 million, while average CDs increased by $59.5 million or 17.1 percent to $406.8 million.  Of the growth indicated for aggregated NOW, savings and money market balances, noninterest bearing deposits and CDs, the Century acquisition accounted for $189.0 million, $104.5 million and $17.4 million of the increases indicated, respectively.  Growth in deposits in the fourth quarter of 2004 and first quarter of 2005 was favorably impacted by insurance proceeds received by customers as a result of damage from two hurricanes that impacted the Company’s market area in September 2004.  The Company’s market expansion and commercial lending growth has favorably impacted deposit growth as well.  Most new commercial loan relationships result in a new noninterest bearing deposit relationship.  In addition, growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.

Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) also increased, by $11.1 million to $79.2 million for the third quarter of 2005, versus a year ago.  Average other borrowings increased by $24.6 million, reflecting the issuance of $20.6 million in subordinated debentures on the last day of the first quarter (March 31, 2005) and $4.0 million in advances on a $15.0 million unsecured revolving line of credit transacted during the second quarter of June 2005.  The debentures were issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Capital Trust I, which completed a private placement of $20.0 million of Floating Rate Preferred Securities on the same date.  The rate on the debentures and the trust preferred securities is the 3-month LIBOR rate plus 175 basis points.  The rate, which adjusts every three months, was 5.24 percent per annum during the third quarter.  The junior subordinated debentures mature in thirty years, and can be called without penalty on or after June 30, 2010.  The Floating Rate Preferred Securities must be redeemed upon maturity or redemption of the debentures.  The rate on the unsecured revolving line of credit is the 3-month LIBOR rate plus 130 basis points.  The proceeds from the sale of the trust preferred securities and advances on the line of credit were used to support the purchase of Century (see “Acquisition”), to maintain capital, and for general corporate purposes.

The Company may utilize derivatives in an effort to manage its net interest margin.  In the latter part of 2002 and into the first quarter of 2003, the Company’s interest rate risk position shifted to a more asset sensitive profile.  To manage this, on January 3, 2003 the Company swapped fixed rate payments on CDs with varying maturities beginning in October 2005 and ending in October 2007 with a notional amount of $54 million to floating rates (three month LIBOR).  The swap was terminated during the second quarter of 2005.  As a result, no swap income or loss was recorded for the third quarter of 2005, compared to swap gains of $330,000 for the third quarter of 2004.

PROVISION FOR LOAN LOSSES

A provision for loan losses of $280,000, $269,000 and $438,000 was recorded in the third, second and first quarter of 2005, compared to $250,000 for the third quarter of 2004 and $150,000 for each of the first two quarters of 2004 (a total of $550,000).  The increased loss exposure as a result of the loan growth in 2004 and in 2005 is partially offset by the Company’s continued stable credit quality, and low nonperforming assets.  Net charge-offs totaled $167,000 or 0.02 percent of average loans for the first nine months of 2005 compared to $213,000 or 0.04 percent for the same period a year ago.  Net charge-offs have been nominal in the past few years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

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

Noninterest income, excluding gains and losses from securities sales, totaled $5,279,000 for the third quarter of 2005, $309,000 or 5.5 percent lower than for the second quarter of 2005, but $119,000 or 2.3 percent higher than for the third quarter of 2004.  Excluding the impact of interest rate swap profits and losses, noninterest income accounted for 21.7 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses and interest rate swap profit and losses) in the third quarter 2005 compared to 26.4 percent a year ago.  Noninterest income for the third quarter of 2005 and 2004, and the second quarter of 2005 is detailed as follows:

	3rd Qtr 2005	2nd Qtr 2005	3rd Qtr 2004
Service charges on deposits	$1,356	$1,246	$1,201
Trust income	701	684	556
Mortgage banking fees	525	425	523
Brokerage commissions and fees	567	634	523
Marine finance fees	728	836	640
Debit card income	441	441	348
Other deposit based EFT fees	93	109	108
Merchant income	525	605	503
Other income	343	359	428
Interest rate swap profit (loss)	0	249	330
Total	$5,279	$5,588	$5,160

Revenues from the Company’s financial services businesses increased year over year for the third quarter.  Brokerage commissions and fees increased $44,000 or 8.4 percent from the third quarter of 2004 and trust income grew $145,000 or 26.1 percent.  Combined, trust income and brokerage commissions and fees totaled $1,268,000 in the third quarter of 2005, down slightly from the $1,318,000 earned in the second quarter of 2005.  For the nine-month period ended September 30, 2005, brokerage and trust revenue (aggregated) was $383,000 or 10.9 percent greater than prior year.  While revenues from wealth management services have generally improved as customers return to the equity markets, it remains challenging due to the uncertain economic environment.

The Company is among the leaders in the production of residential mortgage loans in its market.  For the third quarter of 2005, mortgage originations compared to the same period in the prior year were $7.2 million or 17.7 percent higher, and loans sold increased by $0.8 million.  The increase year over year for the third quarter is, in part, a result of last year’s reduced third quarter production and sales, an outcome of Hurricanes Frances and Jeanne in September 2004.  In general, fewer loans have been sold in 2004 and 2005 as more production has been in adjustable rate mortgages that have been retained in the Company’s loan portfolio.

Service charges on deposits were $155,000 or 12.9 percent higher year over year for the third quarter and $293,000 or 8.6 percent greater for the first nine months.  Overdraft fees were higher during the third quarter 2005, increasing $166,000 or 20.0 percent from the third quarter of 2004.  Of the $166,000, only $22,000 was from the addition of Century.  In the first quarter 2005, the company instituted new polices and procedures which added additional customer flexibility in managing their deposit account balance which resulted in higher fees being collected.

In the third quarter 2005, marine finance fees from the sale of marine loans increased $88,000 or 13.8 percent compared to 2004’s third quarter, and for the first nine months of 2005 were $135,000 or 5.6 percent lower.  The Company’s marine finance division (Seacoast Marine Finance) produced $43.8 million in marine loans during the third quarter of 2005, compared to $41.1 million in the third quarter of 2004 and $51.1 million in the second quarter of 2005.  Of the production in the third quarter of 2005 and 2004, $1.0 million and $8.9 million, respectively, was not sold and instead was added to the Company’s marine portfolio.

Merchant income for the third quarter of 2005 was $22,000 or 4.4 percent higher than for the third quarter of 2004, and was $192,000 or 12.7 percent higher for the first nine months of 2005 compared to prior year.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiaries.  The Company’s expansion into new markets has positively impacted the growth of business demand deposits and aided the increase in merchant income.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the third quarter of 2005, debit card income increased $93,000 or 26.7 percent from a year ago.  Debit card income for the nine months ended September 30, 2005 was $301,000 or 30.2 percent higher year over year.  Both VISA and MasterCard increased check card fees during 2004, contributing to the increase in revenue year over year.

NONINTEREST EXPENSES

When compared to the third quarter of 2004, total noninterest expenses increased by $3,381,000 or 28.1 percent to $15,408,000.  Compared to the second quarter of 2005, total noninterest expenses were $766,000 or 5.2 percent higher.  Of the $766,000 increase from second quarter, $473,000 was due to the addition of Century; only two months of overhead (May and June) was included for Century in the second quarter.  Remaining growth is attributable to increased wages, benefits, occupancy, marketing and other overhead due to the addition of branches and personnel in the Palm Beach and Brevard County markets, and from higher commissions, stock awards and other incentive compensation related to the Company’s improved performance.  Also impacting overhead are higher professional fees associated with the Company’s external audit.

Salaries and wages increased $1,119,000 or 22.4 percent to $6,123,000 for the third quarter compared to prior year and were $2,941,000 or 20.8 percent higher for the nine month period ended September 30, 2005 versus prior year.  For the third quarter, base salaries increased $628,000 or 14.5 percent.  A portion of the increase in base salaries was directly attributable to lending and branch personnel in the new Palm Beach County market ($53,000) and for the addition of Century ($377,000).  Key manager incentives and stock awards compensation (tied to specific Company performance measurements) are higher for 2005, representing $342,000 of the overall increase in incentives for the quarter, and bonus accruals for Century added $161,000.  Employee benefits increased $519,000 or 40.3 percent to $1,807,000 from the third quarter of 2004.  Higher group health insurance costs, payroll taxes and profit sharing accruals for the Company’s 401K plan of $195,000, $73,000 and $250,000, respectively, were the primary cause.

Outsourced data processing costs totaled $1,629,000 for the third quarter of 2005, an increase of $178,000 or 12.3 percent from a year ago, and totaled $4,868,000 for the first nine months of 2005, a $532,000 or 12.3 percent growth year over year.  The Company’s subsidiary banks utilize third parties for their core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses, on an aggregate basis, increased $314,000 or 19.7 percent to $1,907,000, versus third quarter results last year, and $639,000 or 13.6 percent to $5,334,000 year-to-date compared to last year.  Of the $314,000 increase for the quarter, $208,000 was related to Century and $68,000 to new Palm Beach County sites.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $194,000 or 33.3 percent to $776,000 when compared to a year ago for the third quarter.  For the nine-month period, marketing expenses grew $670,000 or 36.5 percent to $2,505,000 from prior year.  For the third quarter, ad agency production costs were $15,000 higher year over year, sales promotions was $54,000 higher, expenditures for direct mail campaigns were $53,000 greater, charitable donations were up $32,000, and public relations costs increased $55,000, primarily due to additional costs for the new Palm Beach and Brevard County markets.

For the third quarter of 2005, legal and professional fees increased by $275,000 or 73.3 percent from a year ago to $650,000.  For the nine-month period ended September 30, 2005, these fees were $793,000 or 76.5 percent higher.  Higher professional fees and audit fees associated with the Company’s external audit are the primary cause.

With the Century acquisition in the second quarter 2005, core deposit intangibles increased by $3.4 million.  This intangible has an initial estimated life of five years.  For the third quarter and year to date for 2005, amortization of intangibles totaled $181,000 and $414,000, respectively.  A year ago, no amortization expense was incurred.

Remaining noninterest expenses increased $601,000 or 34.7 percent to $2,335,000 when comparing the third quarter of 2005 to the same quarter a year ago, and increased $1,412,000 or 27.1 percent to $6,620,000 when comparing the first nine months of 2005 to the same period in 2004.  Increasing year over year for the quarter were costs for postage, courier and delivery services (up $48,000 on an aggregate basis), telephone and data lines (up $53,000), professional development (up $89,000), employment advertising, placement and relocation costs (up $78,000), higher miscellaneous losses due to fraud and robbery (up $153,000), and stationery, printing and supplies (up $44,000).  Increasing to a lesser extent were property and liability insurance, director’s fees, travel reimbursement (principally mileage), books and publications, and bank paid closing costs.  The increase in bank paid closing costs is primarily due to new equity line programs introduced in 2004.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first nine months of 2005 was 7.10 percent, compared to 7.78 percent during the same period in 2004.   In treasury stock at September 30, 2005, there were 29,363 shares totaling $325,000, compared to 1,662,090 shares or $16,686,000 a year ago.  The primary cause for the decline in treasury stock was the issuance of shares during the second quarter of 2005 for the acquisition of Century.

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

At September 30, 2005, the Company's risk-based capital ratio was 10.45 percent, a decline from December 31, 2004’s reported ratio of 10.99 percent and reflecting the addition of $20 million in trust preferred stock to Tier 1 risk based capital on March 31, 2005.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,217,919,000 at September 30, 2005, $358,746,000 or 41.8 percent more than at September 30, 2004, and $318,372,000 or 35.4 percent more than at December 31, 2004.  The following table details loan portfolio composition at September 30, 2005, December 31, 2004 and September 30, 2004:

	Sept. 30,	Dec. 31,	Sept. 30,
(In thousands)	2005	2004	2004
Construction and land development	$416,597	$252,329	$171,351

Real estate mortgage
Residential real estate
Adjustable	152,241	110,934	141,650
Fixed rate	65,122	61,574	67,884
Home equity mortgages	59,154	60,090	70,207
Home equity lines	38,116	14,337	14,133
	314,633	246,935	293,874
Commercial real estate	312,931	251,757	256,298
	627,564	498,692	550,172

Commercial and financial	85,955	66,240	55,615

Installment loans to individuals	87,458	81,831	81,766

Other loans	345	455	269
Total	$1,217,919	$899,547	$859,173

During the first nine months of 2005, $55 million of residential mortgage loans were sold compared to $60 million during the first nine months a year ago.  The Company also sold $131 million in marine loans (generated by Seacoast Marine Finance), compared to $123 million in the first nine months of 2004.  Over the past twelve months, $73 million in fixed rate residential loans and $163 million in marine loans have been sold.   The loan sales are without recourse.

The Company’s loan portfolio secured by commercial real estate has increased by $262,107,000 or 68.9 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At September 30, 2005, the Company had commercial real estate loan outstanding balances totaling $642,290,000 or 52.7 percent of total loans (versus $380,183,000 or 44.2 percent a year ago). The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at September 30, 2005 and 2004:

		2005			2004
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$ 93.0	$ 17.9	$110.9	$ 50.2	$ 13.7	$ 63.9
Retail trade	48.7	5.9	54.6	45.2	1.9	47.1
Land development	212.9	178.8	391.7	107.2	115.7	222.9
Industrial	50.9	3.9	54.8	29.2	3.6	32.8
Healthcare	26.4	2.0	28.4	27.3	0.5	27.8
Churches and educational facilities	24.5	0.7	25.2	16.1	2.9	19.0
Recreation	5.0	--	5.0	9.0	--	9.0
Multifamily	36.4	35.1	71.5	9.6	6.0	15.6
Mobile home parks	5.4	--	5.4	6.6	--	6.6
Land	61.1	4.7	65.8	17.8	2.1	19.9
Lodging	10.2	--	10.2	6.3	--	6.3
Restaurant	7.0	0.3	7.3	3.7	0.1	3.8
Other	60.8	4.3	65.1	52.0	4.4	56.4

Total	$642.3	$253.6	$895.9	$380.2	$150.9	$531.1

Construction and land development loans increased $245,246,000 or 143.1 percent from a year ago to $416,597,000 at September 30, 2005.  Of this total, $329,358,000 is collateralized by commercial real estate and $87,239,000 by residential real estate.  In comparison, at September 30, 2004, $123,855,000 was collateralized by commercial real estate and $47,466,000 by residential real estate.  All of the commercial real estate construction and land development loans are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while most of these loans will payoff, the source of repayment from the sale of completed units.  The construction period generally ranged from 18-24 months.  Strong demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans.  Expectations in the near term are that growth may continue, perhaps moderating if interest rates rise.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2005 aggregated to $153.8 million and for the top 48 commercial real estate relationships in excess of  $5 million the aggregate funded and unfunded totaled $476.9 million.

Commercial and financial loans increased and totaled $85,955,000 at September 30, 2005, compared to $55,615,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) totaling $87,458,000 (versus $81,766,000 a year ago).

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  At September 30, 2005, approximately $152 million or 55 percent of the Company's residential mortgage loan balances were adjustable, compared to $142 million or 51 percent a year ago.

Approximately $168 million of new residential loans were produced in the first nine months of 2005 and $55.4 million were sold.  Loans secured by residential properties having fixed rates totaled approximately $124 million at September 30, 2005, of which 15- and 30-year mortgages totaled approximately $32 million and $33 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at September 30, 2004 totaled approximately $35 million and $33 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $101 million and $212 million, respectively, at September 30, 2005, compared to $94 million and $162 million, respectively, a year ago.

At September 30, 2005, the Company had commitments to make loans (excluding unused home equity lines of credit) of $348,725,000, compared to $237,324,000 at September 30, 2004.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $8,643,000 at September 30, 2005, $2,146,000 higher than one year earlier and $2,045,000 higher than at December 31, 2004.  A total of $1.2 million of the increase is related to the April 30, 2005 acquisition of Century.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 2,659.4 percent at September 30, 2005, compared to 1,670.2 percent at September 30, 2004.

During the first nine months of 2005 net charge-offs totaled $167,000, consisting of $134,000 in net charge-offs for commercial loans and $56,000 in net charge-offs for consumer loans, partially offset by net recoveries on commercial real estate loans and credit cards of $4,000 and $19,000, respectively.  A year ago, net charge-offs of $213,000 were recorded during the first nine months.

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

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolios support an allowance for loan losses of 0.71 percent of total loans at September 30, 2005, a level lower than that found in many other banks.  This ratio was 0.76 percent at September 30, 2004 and 0.73 percent at December 31, 2004.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At September 30, 2005, the Company had $1,044 million in loans secured by real estate, representing 85.7 percent of total loans, up slightly from 84.0 percent at September 30, 2004.  In addition, the Company is subject to a geographic concentration of credit because it operates in southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 27.0 percent of total loans at September 30, 2005.  In most instances the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre sales or leases, but are guaranteed by the personal assets of participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At September 30, 2005, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.03 percent, compared to 0.05 percent one year earlier.

At September 30, 2005, there were no accruing loans past due 90 days or more and no OREO was outstanding.  At September 30, 2004, there were $100,000 in accruing loans past due 90 days or more, but no OREO outstanding.

Nonaccrual loans totaled $325,000 at September 30, 2005, compared to a balance of $389,000 at September 30, 2004.  Nonaccrual loans outstanding at September 30, 2005 that were performing with respect to payments totaled $139,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at September 30, 2005, 94 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At September 30, 2005, the Company had $411,800,000 in securities available for sale and securities held to maturity were carried at an amortized cost of $157,369,000.  The Company's securities portfolio increased $101,172,000 or 21.6 percent from September 30, 2004, but declined $24,589,000 or 4.1 percent from December 31, 2004.  Maturities of securities of $164.9 million, sales of $50.9 million and purchases totaling $111.6 million were transacted during the first nine months of 2005.

Unrealized net securities losses of $4,742,000 at September 30, 2005, compared to net losses of $3,081,000 at September 30, 2004 and $3,280,000 at December 31, 2004.  Consensus market perception is that the Federal Reserve is likely to continue to increase interest rates prospectively; a shifting yield curve has affected the market value of the securities portfolio since the Federal Reserve began increasing interest rates in mid-2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $597,617,000 or 50.6 percent to $1,778,574,000 at September 30, 2005, compared to one year earlier. Of the increase in deposits, $17.7 million was from a branch acquisition in January 2005 and $304 million was acquired in the Century acquisition (see “Acquisition”).  Certificates of deposits (“CDs”) increased $101,276,000 or 29.1 percent to $449,796,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $304,643,000 or 52.3 percent to $886,898,000, and noninterest bearing demand deposits increased $191,698,000 or 76.6 percent to $441,880,000.  Of the amounts indicated at September 30, 2005, outstanding balances for Century for CDs totaled $21.9 million, lower cost interest bearing deposits totaled $221.2 million, and noninterest bearing deposits totaled $122.0 million (predominantly business demand deposits of $112.8 million).

The Company’s success in marketing desirable products in this environment, in particular its array of money market and NOW product offerings, enhanced growth in lower cost interest bearing deposits.  Growth in business demand deposits of $158,873,000 and in personal demand deposits of $24,326,000 comprised most of the increase in noninterest bearing demand deposits.  The Company’s market extension into Palm Beach County beginning in early 2003 and branch expansion since then in this market has aided the growth of noninterest bearing demand deposits.

Repurchase agreement balances increased over the past twelve months by $32,271,000 or 66.1 percent to $81,100,000 at September 30, 2005.  Repurchase agreements are offered by the Company’s subsidiary banks to select customers who wish to sweep excess balances on a daily basis for investment purposes.  Federal funds purchased were lower by $13.0 million year over year, with no outstanding balance at September 30, 2005.

Other borrowings increased $26,128,000 or 65.2 percent to $66,175,000 at September 30, 2005, compared to 2004 on the same date.  The Company issued $20,619,000 in subordinated debentures on March 31, 2005.  The Company (parent) has also borrowed $6.0 million of its $15.0 million unsecured revolving line of credit.  The rate on the line of credit is the 3-month LIBOR rate plus 130 basis points.  The proceeds from the sale of the trust preferred securities and line of credit were used to support the purchase of Century National Bank (see “Acquisition”), to maintain capital, and for general corporate purposes.

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at September 30, 2005 included derivative product assets of $126,000 and derivative product liabilities of $444,000.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $392 million at September 30, 2005, and $262 million at September 30, 2004.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would increase 4.0 percent if interest rates gradually rise 200 basis points over the next twelve months.  While management places a lower probability on significant rate declines after the Federal Reserve’s 25 basis point increases in June, August, September, November and December 2004 (a total of 125 basis points) and in February, March, May, July, August and September 2005 (an additional 150 basis points in total), the model simulation indicates net interest income would decrease 0.1 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

On September 30, 2005, the Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 4.7 percent compared to a negative gap of 14.0 percent at December 31, 2004.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities available for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At September 30, 2005, the Company had available lines of credit of $196,223,000.   The Company had $381,130,000 of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $224,247,000 at September 30, 2005 as compared to $39,359,000 at September 30, 2004.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  Cash and cash equivalents have been allowed to increase due to some concern that a portion of funding (deposits) may be transitory since these deposits are derived from insurance proceeds due to the hurricanes.  The Company believes its liquidity to be strong and stable.

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

Seacoast also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  As of September 30, 2005, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 8.9 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 7.5 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2005 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

#

Part II OTHER INFORMATION

Item 2.

Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In March 2005, the Company established a new Delaware trust subsidiary, SBCF Capital Trust I, which completed the sale of $20,000,000 of Floating Rate Preferred Securities on March 31, 2005 to STI Investment Management, Inc. in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended and Securities and Exchange Commission Regulation D promulgated thereunder. The Company obtained the proceeds from the trust’s sale of the trust preferred securities by issuing junior subordinated debentures to the trust. The rate on these junior subordinated debentures and on the trust preferred securities is the three-month LIBOR rate plus a spread. The LIBOR rate, which adjusts every three months, is currently 5.77% per annum. The junior subordinated debentures mature in 30 years, and can be called without penalty on or after June 30, 2010. The Floating Rate Preferred Securities must be redeemed upon the redemption or maturity of the junior subordinated debentures.

No issuer purchases of equity securities have occurred in 2005:

Period	Total Number of Shares Purchased	Average Price	Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Programs

January 1 – January 31, 2005	0	$0	0	335,714
February 1 – February 29, 2005	0	0	0	335,714
March 1 – March 31, 2005	0	0	0	335,714

Total – 1st Quarter 2005	0	0	0	335,714

April 1 – April 30, 2005	0	0	0	335,714
May 1 – May 31, 2005	0	0	0	335,714
June 1 – June 30, 2005	0	0	0	335,714

Total – 2nd Quarter 2005	0	0	0	335,714
July 1 – July 31, 2005	0	0	0	335,714
August 1 – August 31, 2005	0	0	0	335,714
Sept. 1 – September 30, 2005	0	0	0	335,714

Total – 3rd Quarter 2005	0	0	0	335,714
Total – Year-to-Date 2005	0	0	0	335,714

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

Form 8-K filed on July 25, 2005

On May 27, 2005, the Registrant’s bank subsidiary, First National Bank & Trust Company of the Treasure Coast (“First National”), entered into an agreement (as tenant) with Viera & Murrell #1, LLC, a Florida limited liability company, as landlord.  Under the terms of the lease agreement, First National entered into a 20-year lease with a base rent of $115,000 per annum for the first five years, and agreed upon increases thereafter.  First National will have the opportunity to renew the lease for four additional terms of five years.  The property is located at the southwest corner of Murrell Road and Viera Boulevard in Viera, Brevard County, Florida.

On June 30, 2005, First National also entered into an agreement (as tenant) with Cousins Pro Incorporated, a Georgia corporation, as landlord.  Under the terms of the lease agreement, First National entered into a 20-year lease with a base rent of $110,000 per annum for the first five years, and agreed upon increases thereafter.  First National will have the opportunity to renew the lease for four successive terms of five years.  The property is located on Lake Andrew Drive, West of I-95, in the city of Viera, Brevard County, Florida.

Form 8-K filed on October 21, 2005

On October 18, 2005, the Registrant announced its financial results for the third quarter and nine months ended September 30, 2005.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on October 19, 2005 and data charts referenced in the conference call.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 8, 2005

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

November 8, 2005

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#