Form 10-K
period 2005-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2006-03-15
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________
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
Common Stock, Par Value $.10
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act.
      Yes   ☐   No    ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
      Yes   ☐   No    ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes   ☒   No    ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐       Accelerated filer ☒       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
      Yes   ☐   No    ☒
     The aggregate market value of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on February 23, 2006, as reported on the Nasdaq National Market, was $457,613,160.
     The number of shares outstanding of Seacoast Banking Corporation of Florida Common Stock, par value $0.01 per share, as of February 23, 2006, was 17,107,034.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Certain portions of the registrant’s 2006 Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2006 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2006 Proxy Statement shall be deemed so incorporated.
2.	Certain portions of the registrant’s 2005 Annual Report to Shareholders (the “2005 Annual Report”) are incorporated by reference in Part II, Items 6 through 8 of this report. Other than those portions of the 2005 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2005 Annual Report shall be deemed so incorporated.

FORM 10-K CROSS-REFERENCE INDEX

	Page of
	Form	Annual
	10-K	Report
Part I

Item 1. Business	6 - 20	—

Item 1A. Risk Factors	20

Item 1B. Unresolved SEC Staff Comments	24

Item 2. Properties	24-29	—

Item 3. Legal Proceedings	30	—

Item 4. Submission of Matters to a Vote of Security Holders	30	—

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	30	48

Item 6. Selected Financial Data	32	3

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32	14-48

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	32	25-26, 32

Item 8. Financial Statements and Supplementary Data	34	54-86

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	34	—

Item 9A. Controls and Procedures	34	—

Item 9B. Other Information	35	—
2005 Annual Report
Subsidiaries
Consent of Accountants
Consent of PricewaterhouseCoopers LLP Accountants
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

	Page of
	Form
	10-K	Proxy
Part III

Item 10. Directors and Executive Officers of the Registrant	35	3-12
		28

Item 11. Executive Compensation	35	12-14
		& 17-22

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35-37	3-9, 12
		& 23-24

Item 13. Certain Relationships and Related Transactions	37	22-23

Item 14. Principal Accountant Fees and Services	37	27

Part IV

Item 15. Exhibits, Financial Statement Schedules	37
Certain statistical data required by the Securities and Exchange Commission are included on pages 15-50 of Exhibit 13.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS
     Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors”, and elsewhere including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the effects of future economic or business conditions;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures (including the acquisition of Big Lake National Bank), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and the possible failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission”) under the Exchange Act.
     All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Part I
Item 1. Business
General
     Seacoast is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). Seacoast was incorporated under the laws of the State of Florida on January 24, 1983, by the management of its principal subsidiary, First National Bank and Trust Company of the Treasure Coast (“First National”), for the purpose of becoming a holding company for First National. On December 30, 1983, Seacoast acquired First National in exchange for Seacoast common stock.
     First National commenced operations in 1933 under the name “Citizens Bank of Stuart” pursuant to a charter originally granted by the State of Florida in 1926. First National converted to a national bank on August 29, 1958.
     Through its banking subsidiaries and its broker-dealer and insurance agency subsidiaries, Seacoast offers a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast’s primary service area is the “Treasure Coast,” which, as defined by Seacoast, consists of the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast, however, in mid-2002 Seacoast entered Palm Beach County, the next county immediately south of the Treasure Coast, and in April 2005, Seacoast acquired Century National Bank (“Century”) in Orlando, Florida with three offices, two in Orange County and one in Seminole County. The Company operates banking offices in the following cities: five in Stuart, two in Palm City, two in Jensen Beach, one on Hutchinson Island, one in Hobe Sound, six in Vero Beach, two in Sebastian, five in Port St. Lucie, two in Ft. Pierce, five in northern Palm Beach County, and three in Orlando. First National opened a loan production office in Brevard County in June 2004, and will open two banking offices in Brevard County, one in mid-2006 in the Viera area, the other in 2007. First National intends to further expand its presence into Palm Beach County in 2006 with an additional office opening in April. The Company has also entered into an agreement to acquire Big Lake National Bank (“Big Lake”), which operates nine banking offices in seven counties, including DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee, and St. Lucie Counties. This acquisition is expected to close subject to Big Lake shareholder approvals and regulatory approvals in April 2006. See “Item 2. Properties.”
     Most of our banking offices have one or more automated teller machine (ATMs) that provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 240,000 participating ATM locations throughout the United States.
     Customers can also use First National’s “MoneyPhone” system to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is accessible by phone 24 hours a day, seven days a week.

     In addition, customers may access information via First National’s Customer Service Center (“CSC”). From 7 A.M. to 7 P.M., Monday through Friday, and on Saturdays from 9 A.M. to 4 P.M., our CSC staffs are available to open accounts, take applications for certain types of loans, resolve account problems and offer information on other bank products and services to existing and potential customers.
     The Company also offers Internet banking. The Internet service allows customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make loan payments from a deposit account, 24 hours a day.
     In February 2000, we opened an office of Seacoast Marine Finance Division, a division of First National, in Ft. Lauderdale, Florida. Seacoast Marine Finance Division is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater. In November 2002, the Seacoast Marine Finance Division added offices and key personnel in California to serve the western markets, and this past year added personnel in the New England market. All loans that are originated by the Seacoast Marine Finance Division outside of First National’s primary service area are generally sold.
     Seacoast has six indirect, wholly-owned subsidiaries:
•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), which provides insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of First National;

•	Big O RV Resort, Inc., which was formed to own and operate certain properties acquired through foreclosure, but which currently is inactive;

•	FNB Property Holdings, Inc., a Delaware holding company, whose primary asset is an investment in FNB RE Services, Inc.; and

•	FNB RE Services, Inc., a real estate investment trust.
     Seacoast directly owns all the common equity in two statutory trusts:

•	SBCF Capital Trust I, formed on March 31, 2005 in Delaware for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005 in Connecticut, also for the purpose of issuing $20 million in trust preferred securities.
     Seacoast also has direct ownership of Century in Orlando Florida, a commercial bank that operates under a national charter. Seacoast intends to merge this institution into First National in August 2006.

     With the exception of FNB Property Holdings, Inc., FNB RE Services, Inc., and Century, the operations of each of these direct and indirect subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.
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
     As of December 31, 2005, Seacoast had total consolidated assets of approximately $2,132 million, total deposits of approximately $1,784 million, total consolidated liabilities, including deposits, of approximately $1,979 million and consolidated shareholders’ equity of approximately $153 million. Seacoast’s operations are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2005 Annual Report.
     Seacoast’s and First National’s principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. Seacoast and First National maintain Internet websites at www.seacoastbanking.net and www.fnbtc.net, respectively. We file annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference rooms at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.
     In addition, Seacoast makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after Seacoast electronically files such material with or furnishes it to the Commission. Seacoast is not incorporating the information on its or First National’s website into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report.
Employees
     As of December 31, 2005, Seacoast and its subsidiaries employed 426 full-time equivalent employees. Seacoast considers its employee relations to be good, and it has no collective bargaining agreements with any employees.
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
     On April 30, 2005, Seacoast acquired Century, a national bank headquartered in Orlando, Florida. Century currently operates as a wholly owned subsidiary of Seacoast.
     On November 22, 2005 Seacoast announced the signing of a definitive Agreement and Plan of Merger (the “Merger Agreement”) to acquire Big Lake, a national bank headquartered in Okeechobee, Florida, inland from our primary market. This transaction is expected to close in April 2006. Upon the closing of this acquisition, each share of Big Lake common stock issued and outstanding held by Big Lake shareholders immediately prior to the effective time of the Merger, other than shares with respect to which dissenters’ rights are properly exercised, will be automatically converted, at the effective time, into the right to receive shares of Seacoast common stock. Under the Merger Agreement, Seacoast will issue 1,775,000 shares of its common stock to holders of Big Lake common stock in exchange for their shares. The actual value of common stock to be received by each Big Lake shareholder will depend upon the market price of Seacoast common stock prior to the effective time of the Merger. The transactions contemplated by the Merger Agreement are subject to certain conditions set forth in the Merger Agreement, including the approval of the shareholders of Big Lake and the receipt of all necessary regulatory approvals. Regulatory applications seeking the necessary approvals are pending.
     Big Lake is a national banking association headquartered in Okeechobee, Florida. Big Lake currently provides banking services through nine banking locations in seven counties in central Florida. As of December 31, 2005, Big Lake had total consolidated assets of approximately $324 million, deposits of approximately $298 million and shareholders’ equity of approximately $22.5 million.
     Seacoast expects to merge Century and Big Lake into First National, consistent with product and systems conversions and other considerations. Seacoast presently intends to operate only one bank subsidiary by the end of August 2006.
     Florida law permits statewide branching, and Seacoast has expanded, and anticipates future expansion in its markets, by opening additional offices and facilities. In January 2003, two branches were acquired on US 1 in northern Palm Beach County. A branch in northern St. Lucie County was closed in early 2003. In December 2004, two additional branches were opened in northern Palm Beach County, one in Jupiter and the other in Juno Beach, the latter replacing a nearby branch closed simultaneously. First National further expanded its presence into Palm Beach County in February 2005 with an additional office and acquired a sixth office in Vero Beach in January 2005. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida and in Newport Beach and Alameda, California. First National also has an LPO in Melbourne, Florida. See “Item 2. Properties”.
     Seacoast regularly evaluates possible mergers, acquisitions and other expansion opportunities.

Seasonality; Cycles
     Seacoast does not consider its commercial banking operations to be seasonal in nature.
     Due to Hurricanes Frances and Jeanne in the fall of 2004, Seacoast’s deposits increased as insurers disbursed insurance proceeds and hurricane-related damage began to be repaired. In the fall of 2005, Hurricane Wilma had a much smaller effect on us.
Competition
     Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard and Palm Beach Counties, all of which are located in southeastern Florida. Following the acquisition of Century in April 2005, Seacoast also operates in the highly competitive Orlando MSA. First National and Century not only compete with other banks in their markets, but also compete with various other types of financial institutions for deposits, certain commercial, fiduciary and investment services and various types of loans and certain other financial services. First National and Century also compete for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.
     Seacoast and its subsidiaries compete not only with financial institutions based in the State of Florida, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in the State of Florida, or that offer products by mail, telephone or over the Internet. Many of Seacoast’s competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than Seacoast. Some of these competitors are subject to less regulation and/or more favorable tax treatment than Seacoast. Many of these institutions have greater resources, broader geographic markets and higher lending limits than Seacoast and may offer various services that Seacoast does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic and other technology than Seacoast. To offset these competitive disadvantages, Seacoast depends on its reputation as an independent, “super” community bank headquartered locally, its personal service, its greater community involvement and its ability to make credit and other business decisions quickly and locally.
Supervision and Regulation
     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and it bank subsidiaries business. Supervision, regulation, and examination of the Company and its banking subsidiaries and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company’s business.

     Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, Seacoast is required to include management and independent auditor reports on internal control over financial reporting as part of its annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. Seacoast has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Seacoast’s failure to comply with these internal control rules may materially adversely affect its reputation, ability to obtain the necessary certifications to financial statements, and the values of its securities. The assessments of financial reporting controls as of December 31, 2005 are included elsewhere in this report with no material weaknesses reported.
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
     The Gramm-Leach-Bliley Act of 1999 (“GLB”) was enacted, which substantially revises the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant bank, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by GLB. The GLB Act also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing the GLB Act.
     GLB requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. GLB also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies.
     The Company is a legal entity separate and distinct from its bank subsidiaries and its other subsidiaries. Various legal limitations restrict its banking subsidiaries from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and its banking subsidiaries are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions”, which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and its banking subsidiaries also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.
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
Bank and Bank Subsidiary Regulation Generally
     First National and Century are subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the “OCC”) which monitors all areas of operations, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. First National and Century are members of the FDIC and, as such, their deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.
     Under Florida law, First National and Century may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital and the receipt of OCC approval.
     The OCC has adopted a series of revisions to its regulations, including expanding the powers exercisable by operations subsidiaries of banks. These changes also modernize and streamline corporate governance, investment and fiduciary powers. The OCC also recently has strengthened its ability to preempt state laws purporting to regulate the activities of national banks.
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
     FNB Brokerage, a First National subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (“Commission” or “SEC”). As a member of the National Association of Securities Dealers, Inc. (“NASD”), it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc. FNB Brokerage is a separate and distinct entity from First National, and must maintain adequate capital under the SEC’s net capital rule. The net capital rule limits FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to First National. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and investment advisor.
     FNB Insurance, a First National insurance agency subsidiary, is authorized by the State of Florida to market insurance products as an agent. FNB Insurance is a separate and distinct entity from First National and is subject to supervision and regulation by state insurance authorities.
     The Internal Revenue Code of 1986 (“Code”), as amended, provides requirements that must be met with respect to First National’s indirect subsidiary, FNB RE Services, Inc., which has elected to be taxed as a “real estate investment trust” under the Code.
Community Reinvestment Act
     The Company and its banking subsidiaries are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and the federal banking agencies’ regulations thereof. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming a financial holding company.
     Following GLB, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The OCC and other federal bank regulators have revised their CRA regulations that would, among other things, require that evidence of discrimination against applicants on a prohibited basis, illegal or abusive lending practices be considered in the CRA evaluation.
     First National and Century are also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In 1994, the Department of Housing and Urban Development, the Department of Justice (the “DOJ”), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
Payments of Dividends
     The Company is a legal entity separate and distinct from its bank subsidiaries and other subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as First National and Century) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
     In addition, the Company and its banking subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction the Company’s subsidiary banks can distribute as dividends to the Company in 2005, without prior approval of the Comptroller of the Currency, approximately $20.1 million.
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
     In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or its banking subsidiaries of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.
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

     As of December 31, 2005, the consolidated capital ratios of the Company, First National and Century were as follows:

	Regulatory		First
	Minimum	Seacoast	National	Century
Tier 1 capital ratio	4.0%	11.1%	10.6%	16.1%
Total capital ratio	8.0%	11.8%	11.2%	16.8%
Leverage ratio	3.0-5.0%	7.9%	7.7%	7.3%
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
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and its banking subsidiaries exceed applicable capital requirements, the respective managements of the Company and its banking subsidiaries do not believe that the provisions of FDICIA have had any material effect on the Company and its banking subsidiaries or their respective operations.
     FDICIA also contains a variety of other provisions that may affect the operations of the Company and its banking subsidiaries, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. First National and Century are well capitalized, and brokered deposits are not restricted.
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
     The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.
     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.
     The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:
•	The development of internal policies, procedures, and controls;

•	The designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.
Fiscal and Monetary Policy
     Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Seacoast and its bank subsidiaries are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Seacoast and its subsidiaries cannot be predicted.
FDIC Insurance Assessments
     First National and Century are subject to FDIC deposit insurance assessments. First National’s and Century’s deposits are primarily insured by the FDIC’s Bank Insurance Fund (“BIF”). First National is also a member of the Savings Association Insurance Fund (“SAIF”) to the extent that First National holds deposits acquired in 1991 from the Resolution Trust Corporation (“RTC”) or from SAIF-insured institutions. The FDIC assesses deposits under a risk-based premium schedule. Each financial institution is assigned to one of three capital groups, “well capitalized,” “adequately capitalized” or “undercapitalized,” and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2005, First National paid $0 in BIF and SAIF deposit insurance premiums, and paid approximately $199,000, $171,000 and $163,000 in FICO assessments during 2005, 2004 and 2003, respectively. Since April 30, 2005, the date Century was acquired, Century paid $0 in BIF deposit insurance premiums and paid $26,000 in FICO assessments.
     The FDIC’s Board of Directors has continued the 2005 BIF and SAIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 2006. The Deposit Insurance Funds Act of 1996 (the “Funds Act”) authorized FICO to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rate has been equal for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly and ranged from 1.54 basis points for BIF and SAIF in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004 and from 1.44 basis points in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005. The FICO assessment rate for the first quarter of 2006 is 1.32 basis points.
Recent Legislative and Regulatory Changes
     Congress passed the Federal Deposit Insurance Reform Act of at the beginning of February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000, but will be adjusted every five years based upon inflation. Retirement accounts will be insured for up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated, and authorizes the FDIC to revise its risk-based deposit insurance assessment scheme.
     Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. The FDIC has proposed a restructuring of the federal deposit insurance system, including provisions to better measure and price deposit insurance, to merge

BIF and SAIF and to increase deposit insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on revenues, and would permit interstate branching on a de novo basis. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its bank subsidiaries.
On January 10, 2006, the federal bank regulatory agencies released proposed guidance on “Concentrations in Commercial Real Estate Lending” (the “Proposed Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Proposed Guidance. Loans on owner occupied CRE are generally excluded.
The Proposed Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Proposed Guidance is triggered when CRE loan concentrations exceed either:
•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or
•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.
The Proposed Guidance may also be required to be adopted when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.
The Company believes that the Proposed Guidance, if adopted in its current form, may apply to the Company’s CRE lending activities due to its concentration in construction and land development loans. The Company had outstanding $344.6 million in commercial construction and residential land development loans and $82.6 in residential construction loans to individuals, which represents approximately 280% of capital at December 31, 2005. (See “Loan Portfolio” on page 17 of this narrative) The Company has always had meaningful exposures to loans secured by commercial real estate due to the nature of it’s growing markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place are generally appropriate to managing its concentrations as required under the Proposed Guidance. Furthermore the Company has recently adopted additional enhancements to its analysis and review of CRE concentrations consistent with many of the requirements found in the Proposed Guidance and is in the process of establishing a more detailed approach for managing its exposure to CRE concentrations. Should the Proposed Guidance be adopted by the agencies, the Company may need to consider additional enhancements to its existing policies and procedures.
Statistical Information
     Certain statistical and financial information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.
Item 1A. Risk Factors
     Any of the following risks could harm our business, results of operations and financial condition and an investment in our stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Risks Related to Our Business
We could encounter operational difficulties as a result of our growth.
     Our loans, deposits, fee businesses and employees have increased rapidly as a result of our organic growth and acquisitions. Our failure to successfully manage and support this growth with sufficient human resources, training and operational, financial and technology resources could have a material adverse effect on our operating results and financial condition. We may not be able to sustain or manage our growth.
Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results.
     To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:
•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses do not perform consistent with our growth and profitability expectations;

•	risks of entering new markets or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability; and

•	diversion of our management’s time and attention from our existing operations and business.
We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations would be adversely affected.
     We and the Bank must meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to pay dividends on common stock, our ability to make acquisitions, and we would no longer meet the requirements for remaining a financial holding company.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.
     We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.
Attractive acquisition opportunities may not be available to us in the future.
     While we seek continued organic growth, we will continue to consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals.
Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.
     Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have employed lower cost transaction deposits. Our deposits have also increased recently due to acquisitions and insurance and other payments received by our customers as a result of hurricanes in the fall of 2004. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Our costs of funds and our profitability and liquidity are likely to be adversely affected when we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand. Changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio at present levels of profitability.
Our profitability and liquidity may be affected by changes in interest rates and economic conditions.
     Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pays on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004, the Federal Reserve has raised the federal funds rate 14 times from 1.0% to 4.50%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and therefore may adversely affect our liquidity and earnings.
Regulatory Risks of Commercial Real Estate ending Growth and Concentrations
     Commercial real estate or “CRE” is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since the Company has 52.4% of its portfolio in CRE loans at year 2005 compared to 49.6% for 2004. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. See “Supervision and Regulation — Commercial Real Estate Lending and Concentrations.”
Our future success is dependent on its ability to compete effectively in highly competitive markets.
     We and our principal bank subsidiary operate in the highly competitive markets of Martin, St. Lucie, Brevard, Indian River, and Palm Beach Counties, located in southeastern Florida. Another Seacoast bank subsidiary also operates three offices in Orange and Seminole Counties, in the Orlando, Florida metropolitan statistical area. Our future growth and success will depend on its ability to compete effectively in these markets, as well as the markets served by Big Lake National Bank, with whom we entered into a definitive agreement to merge in late 2005. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than us and have broader customer and geographic bases to draw upon.
We operate in a heavily regulated environment.
     Seacoast and its subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks, bank holding companies and the securities markets. Banking regulations are primarily intended to protect depositors, not shareholders.
     The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.
We are subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.
     We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of its annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.
Technological changes affect Seacoast’s business, and Seacoast may have fewer resources than many competitors to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Seacoast’s future success will depend, in part, upon its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. Seacoast may need to make significant additional capital investments in technology in the future, and it may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

The anti-takeover provisions in Seacoast’s articles of incorporation and under Florida law may make it more difficult for takeover attempts that have not been approved by Seacoast’s board of directors.
     Florida law and Seacoast’s articles of incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of Seacoast to consult with its board, and which enable the board to negotiate and give consideration on behalf of Seacoast and its shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements, may make any takeover attempts and other acquisitions of interests in Seacoast that have not been approved by Seacoast’s board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of Seacoast’s shareholders may believe to be desirable and beneficial.
Hurricanes or other adverse weather events would negatively affect Seacoast’s local economies or disrupt Seacoast’s operations, which would have an adverse effect on Seacoast’s business or results of operations.
     Seacoast’s market areas in Florida are susceptible to hurricanes and tropical storms and related flooding. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. Seacoast cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in Seacoast’s current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Seacoast’s business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms including flooding.
Item 1B. Unresolved SEC Staff Comments
     None.
Item 2. Properties
     Seacoast and First National’s main office occupies approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. The building, together with an adjacent 10-lane drive-in banking facility and an additional 27,000 square foot office building, are situated on approximately eight acres of land in the center of Stuart zoned for commercial use. The building and land are owned by First National, which leases out portions of the building not utilized by Seacoast and First National to unaffiliated third parties.

     Adjacent to the main office, First National leases approximately 21,400 square feet of office space to house operational departments, consisting primarily of information systems and retail support. First National owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, providing tellers and other customer service personnel with access to customers’ records.
     In February 2000, First National leased storefront space (1,913 square feet) in Ft. Lauderdale, Florida for a lending office for its Seacoast Marine Finance Division. In November 2002, additional office space was acquired for the Seacoast Marine Finance Division in Alameda, California (430 square feet of leased space), and Newport Beach, California (1,200 square feet of leased space). In January 2005, First National relocated the Ft. Lauderdale, Florida location after its lease expired; the new office occupies 2,009 square feet of space. The furniture and equipment at these locations is owned by First National.
     In June 2004, First National also opened a loan production office in Melbourne, Florida. Located in a three story waterfront office building, the office occupies 1,533 square feet of leased space on the third floor. All furniture and equipment utilized is owned.
     As of December 31, 2005, the net carrying value of branch offices of First National (excluding the main office) was approximately $14.8 million. First National’s branch offices are described as follows:
Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by First National. Improvements include three drive-in teller lanes and one drive-up ATM as well as a parking lot and landscaping.
East Ocean Boulevard, opened at its original location in 1978, was a 2,400 square foot building leased by First National. The acquisition of American Bank provided an opportunity for First National to move to a new location in April 1995. It is still located on the main thoroughfare between downtown Stuart and Hutchinson Island’s beachfront residential developments. The first three floors of a four-story office condominium were acquired in the acquisition. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996, the third floor was sold in December 1995, and the second floor was sold in December 1998.
Cove Road, opened in late 1983, is conveniently located close to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. South Branch Building, Inc., a subsidiary of First National, is a general partner in a partnership that entered into a long-term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. First National leases the building and utilizes 3,450 square feet of the available space. Remaining space is sublet by First National to other business tenants. First National has improved the premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by First National. A drive-up ATM was added in early 1997.

Hutchinson Island, opened on December 31, 1984, is in a shopping center located on a coastal barrier island, close to numerous oceanfront condominium developments. In 1993, the branch was expanded from 2,800 square feet to 4,000 square feet and is under a long-term lease to First National. First National has improved the premises with bank equipment, a walk-up ATM and three drive-in lanes, all owned by First National.
Rivergate, opened October 28, 1985, originally occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. First National moved the branch to larger facilities in the shopping center in April 1999 under a long-term lease agreement. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.
Wedgewood Commons, opened in April 1988, is located on an out-parcel under long term lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building that houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by First National and are located on the leased property.
Bayshore, opened on September 27, 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. First National has leased the premises under a long-term lease agreement and has made improvements to the premises, including the addition of three drive-in lanes and a walk-up ATM, all of which are owned by First National.
Hobe Sound, acquired on December 23, 1991, is a two-story facility containing 8,000 square feet and is centrally located in Hobe Sound. Of 2,800 square feet on the second floor, 1,225 square feet is utilized by local community organizations. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by First National.
Fort Pierce, acquired from the RTC on December 23, 1991, is a 2,895 square foot facility in the heart of Fort Pierce that has three drive-in lanes and a drive-up ATM. Equipment and furniture are all owned by First National.
Martin Downs, purchased from the RTC in February 1992, is a 3,960 square foot bank building located at a high traffic intersection in Palm City, an emerging commercial and residential community west of Stuart. Improvements include three drive-in teller lanes, a drive-up ATM, equipment and furniture.
Tiffany, purchased from the RTC in May 1992, is a two-story facility containing 8,250 square feet and is located on a corner of U.S. Highway 1 in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. First National uses the second story space to house brokerage and loan origination personnel, a training facility and conference area. Three drive-in teller lanes, a walk-up ATM, equipment and furniture are utilized and owned by First National.

Vero Beach, purchased from the RTC in February 1993, is a 3,300 square foot bank building located in Vero Beach on U.S. Highway 1 and represents First National’s initial presence in the Indian River County market. First National holds a long-term land lease on the property. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by First National.
Beachland, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero Beach, Florida. This facility has 2 drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by First National.
Sandhill Cove, opened in September 1993, is in an upscale life-care retirement community. The 135 square foot office is located within the community facilities on a 36-acre development in Palm City, Florida. This community contains approximately 168 private residences.
St. Lucie West, opened in November 1994, was originally located at 1320 S.W. St. Lucie Blvd., Port St. Lucie, Florida. First National moved the branch to the Renar Centre, located at 1100 SW St. Lucie West Blvd., Port St. Lucie, Florida, on June 1, 1997, where First National leases 4,320 square feet on the first floor. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment.
Mariner Square, acquired from American Bank in April 1995, is a 3,600 square foot leased space located on the ground floor of a three-story office building located on U.S. Highway 1 between Hobe Sound and Port Salerno. Approximately 700 square feet of the space is sublet to a tenant. The space occupied by First National has been improved to be a full service branch with two drive-in lanes, one serving as a drive-up ATM lane as well as a drive-in teller lane, all owned by First National.
Sebastian, opened in May 1996, is located within a 174,000 square foot Wal-Mart Superstore on U.S. Highway 1 in northern Indian River County. The leased space occupied by First National totals 865 square feet. The facility has a walk-up ATM, owned by First National.
South Vero Square, opened in May 1997 in a 3,150 square foot building owned by First National on South U.S. Highway 1 in Vero Beach. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by First National.
Oak Point, opened in June 1997, occupies 12,000 square feet of leased space on the first and second floor of a 19,700 square foot 3-story building in Indian River County. The office is in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes three drive-in teller lanes, a walk-up ATM, and furniture and equipment, all owned by First National. First National sublets 2,270 square feet of space on the second floor.

Route 60 Vero, opened in July 1997. Similar to the Sebastian office, this facility is housed in a Wal-Mart Superstore in western Vero Beach in Indian River County. The branch occupies 750 square feet of leased space and includes a walk-up ATM.
Sebastian West, opened in March 1998 in a 3,150 square foot building owned by First National. It is located at the intersection of Fellsmere Road and Roseland Road in Sebastian. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by First National.
Jensen West, opened in July 2000, is located on an out parcel under long-term lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive-up ATM and furniture and equipment, all of which are owned by First National and are located on the leased property. The opening of this office coincided with the closing of First National’s U.S. Highway 1 and Port St. Lucie Boulevard office, one-half mile north of this location, which originally opened on June 1, 1997.
Ft. Pierce Wal-Mart, opened in June 2001, is another Wal-Mart Superstore location. The branch occupies 540 square feet of leased space and includes a walk-up ATM, a night depository, and furniture and equipment, all owned by First National.
Port St. Lucie Wal-Mart, opened in October 2002, occupies 695 square feet of leased space in a brand new Wal-Mart Superstore in a highly visible location on U.S. Highway 1. The branch includes a walk-up ATM, a night depository, and furniture and equipment, all owned by First National.
Jupiter, this office opened as a loan production office in August 2002 and converted to a full-service branch during 2003. Commercial and residential lending personnel as well as executive offices are maintained at this location. The office occupies 3,718 square feet of leased space on U.S. Highway 1 in Jupiter, Florida. No ATM or night depository exists for this location. First National owns all furniture and equipment at the branch.
Tequesta, opened in January 2003. The Tequesta office is a 3,500 square foot building acquired and owned by First National located on U.S. Highway 1 on property subject to a long term ground lease. The Tequesta location has two drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by First National.
Jupiter Indiantown, opened in December 2004, is a free standing office located on Indiantown Road, a prime thoroughfare in Jupiter, Florida. First National owns the building and leases the land. The building is 2,881 square feet and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by First National.
Juno Beach, is a location acquired during 2004. Previously utilized by another financial institution, First National’s Jupiter Bluff’s branch was relocated to this facility at the end of December 2004, following renovation of the building. The building is 2,891 square feet, located on U.S. Highway 1 in Juno Beach, and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by First National.

60 West, in January 2005, First National acquired from another financial institution an office on Route 60 in Vero Beach. First National owns the land and the 2,500 square foot building at this location. The office has three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by First National.
Northlake, is a 2,881 square foot location built on land owned by First National and opened in February 2005. Located on a bustling east / west thoroughfare in northern Palm Beach County, the facility includes 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by First National.
     Century National Bank, acquired by Seacoast in 2005, has three locations in Orlando, Florida. All three locations are leased. The net carrying value of Century’s three offices at December 31, 2005 was $0.4 million.
Downtown Orlando, is a 6,752 square foot location occupying the ground floor of a six floor 62,100 square foot commercial office building on Orange Avenue in the heart of downtown Orlando. The location includes a walk-up ATM, a night depository, and furniture and equipment, all owned by Century.
Maitland/Winter Park, occupies 4,536 square feet of the first floor of a three story 32,975 square foot office building on Orlando Avenue. The location includes 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Century.
Longwood, occupies 4,596 square feet of the first floor of a three story 35,849 square foot office building on North State Road 434. The location includes 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Century.
     For additional information regarding our properties, you should refer to Notes G and K of the Notes to Consolidated Financial Statements in Seacoast’s 2005 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.
     PGA Blvd., a signature Palm Beach headquarters office is opening in April 2006 in Palm Beach Gardens in northern Palm Beach County. Located across the street from the Gardens Mall on PGA Blvd., this office will occupy leased space in a high-rise office building containing approximately 67,500 square feet of rentable space. First National will occupy a total of 13,454 square feet: 5,600 square feet on the first floor and 7,854 square feet on the second floor. The office will have three drive-up lanes, a drive-up ATM and night depository.
     Viera-The Avenues, opening in mid- to late-2006 is First National’s first branch location in Brevard County, located in the Viera area. The branch will be 5,999 square feet in size, with 3 drive-up lanes, a drive-up ATM, night depository, and furniture and equipment, all owned by First National. This location will be under a ground lease.

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
     We have incurred no penalties for failing to include on our tax returns any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a “reportable transaction” under the Code and that is required to be reported under Code Section 6707 A (e).
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
     The Common Stock is traded in the over-the-counter market and quoted on the Nasdaq National Market (“Nasdaq Stock Market”) under the symbol “SBCF.” As of February 23, 2006, there were approximately 17,107,034 shares of Common Stock outstanding, held by approximately 1,097 record holders.
     The following table sets forth the high and low sale prices per share of Seacoast Common Stock on the Nasdaq Stock Market and the dividends paid per share of Seacoast Common Stock for the indicated periods.

	Sale Price Per Share of
	Seacoast Common Stock		Annual Dividends
			Declared Per Share of
	High	Low	Seacoast Common Stock
2005

First Quarter	$22.580	$19.340	$0.14

Second Quarter	20.580	18.030	0.14

Third Quarter	25.620	19.100	0.15

Fourth Quarter	25.070	21.610	0.15

2004

First Quarter	$21.199	$17.550	$0.13

Second Quarter	21.350	18.510	0.13

Third Quarter	22.020	18.850	0.14

Fourth Quarter	23.900	20.000	0.14
     Dividends from its bank subsidiaries are Seacoast’s primary source of funds to pay dividends on Seacoast capital stock. Under the National Bank Act, banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast’s bank subsidiaries also limits dividends that may be paid to Seacoast. Additional information regarding restrictions on the ability of Seacoast’s bank subsidiaries to pay dividends to Seacoast is contained in Note C of the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 hereof. See “Supervision and Regulation” contained in Part I, Item 1 of this annual report.
     The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the OCC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the OCC may, among other things, issue a cease and desist order prohibiting the payment of dividends. This rule is not expected to adversely affect First National’s or Century’s ability to pay dividends to Seacoast. See “Supervision and Regulation” contained in Part I, Item 1 of this document.
Recent Sales of Unregistered Securities
     During 2005, the Company did not issue or sell any of its securities in transactions not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities (1) (2) (3)
The following table sets forth the shares of Common Stock repurchased by the Company during the fourth quarter of 2005.

			(c) Total Number of	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total Number	(b) Average	of Publicly	Purchased Under
	of Shares	Price Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
10/1/05 to 10/31/05	0	$0	489,286	335,714
11/1/05 to 11/30/05	827	$24.06	490,113	334,887
12/1/05 to 12/31/05	502	$24.70	490,615	334,385

Total	1,329	$24.30	490,615	334,385
(1) Plan authorized on September 18, 2001
(2) Total shares approved: 825,000
(3) Expiration date: None
Item 6. Selected Financial Data
     Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2005 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2005 Management’s Discussion and Analysis,” in the 2005 Annual Report, and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The narrative under the heading of “Market Risk” in the 2005 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading of “Securities”, and the narrative under the heading of “Interest Rate Sensitivity” in the 2005 Annual Report are incorporated herein by reference. The information regarding securities owned by the Company set forth in Table 15, “Securities Held for Sale”, “Securities Held for Investment,” in the 2005 Annual Report is incorporated herein by reference. See Exhibit 13 to this report for a complete copy of the 2005 Annual Report.
Risk Management Derivative Financial Instruments

	December 31, 2005
(Dollars in thousands)	Notional Amount	Unrealized Gains	Unrealized Losses	Equity	Ineffectiveness	Maturity In Years
LIABILITY HEDGES
Cash flow hedges Interest rate swaps - pay fixed	$25,000	$19	$—	$12	$—	0.08
Fair value hedges Interest rate swaps -receive fixed	15,000	—	515	—	—	3.87

Total	$40,000	$19	$515	$12	$—	1.50

Risk Management Derivative Financial Instruments — Expected Maturities

	December 31, 2005
	1 Year	1 - 2	2 - 5	Over 5
(Dollars in Thousands)	or Less	Years	Years	Years	Total
CASH FLOW LIABILITY HEDGES
Notional Amount — Swaps Pay Fixed	$25,000	—	—	—	$25,000
Weighted average receive rate	4.24%	—	—	—	4.24%
Weighted average pay rate	3.12%	—	—	—	3.12%
Unrealized gain	$19	—	—	—	$19

FAIR VALUE LIABILITY HEDGES
Notional Amount — Swaps Receive Fixed	—	—	$15,000	—	$15,000
Weighted average receive rate	—	—	6.10%	—	6.10%
Weighted average pay rate	—	—	6.63%	—	6.63%
Unrealized loss	—	—	$(515)	—	$(515)

Item 8. Financial Statements and Supplementary Data
     The reports of KPMG LLP and PricewaterhouseCoopers LLP, registered public accounting firms, and the consolidated financial statements are included in the 2005 Annual Report and are incorporated herein by reference. “Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates” and “Quarterly Consolidated Income Statements” are included in the 2005 Annual Report and are incorporated herein by reference.
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
     In connection with the preparation of this Annual Report on Form 10-K, as of the end of the period, an evaluation was performed with the participation of the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

     Accordingly, management has concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective based on the criteria set forth by the COSO in Internal Control—Integrated Framework.
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
Item 9B. Other Information.
     None.
Part III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning the directors and executive officers of Seacoast is set forth under the headings “Proposal One — Election of Directors,” “Corporate Governance” and “Executive Officers” in the 2006 Proxy Statement, as well as under the heading “Section 16(a) Reporting” in the 2006 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
     Information regarding the compensation paid by Seacoast to its executive officers is set forth under the headings “Proposal One — Election of Directors — Compensation of Executive Officers,” “Salary and Benefits Committee Report,” “Summary Compensation Table,” “Grants of Options/SARs in 2005,” “Aggregated Options/SAR Exercises in 2005 and 2005 Year-End Option/SAR Values,” “Long-Term Incentive Plans — Awards in 2005,” “Profit Sharing Plan,” “Executive Deferred Compensation Plan,” “Performance Graph,” and “Employment and Severance Agreements” in the 2006 Proxy Statement which are incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information about the Common Stock that may be issued under all of the Company’s existing compensation plans as of December 31, 2005.

Equity Compensation Plan Information
December 31, 2005

	(a) Number of	(b)Weighted
	securities to be	average exercise	(c)Number of
	issued upon	price of	securities
	exercise of	outstanding	remaining
	outstanding	options,	available for
	options, warrants	warrants and	future
Plan category	and rights	rights	issuance
Equity compensation plans approved by shareholders:
1996 Plan (1)	390,989	$8.32	34,938
2000 Plan (2)	345,700	18.77	746,968
Employee Stock Purchase Plan (3)	—	—	101,959

	736,689	13.22	883,865
Equity compensation plans not approved by shareholders	—		—
Non-Employee Directors Plan (4)	—	—	61,024

TOTAL	736,689		944,889

(1)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(2)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and up to 330,000 shares may be granted as awards of restricted stock or unrestricted stock.

(3)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

(4)	Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan. Shares reserved under this plan are available for grant to non-employee directors who elect to receive their board retainer and meeting fees in the form of common stock.
The Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan authorizes the Company to grant up to 82,500 shares of Common Stock to non-employee directors of the Company who elect to receive some or all of their quarterly board retainer and meeting fees in the form of Common Stock, rather than cash. Shares of Common Stock will automatically be granted to each non-employee director making such an election on the last business day of each fiscal quarter for which an election is in effect. The number of shares included in each grant will be determined by dividing the designated percentage or dollar amount of the quarterly retainer and meeting fees to be received in Common Stock by the fair market value per share of Common Stock on the applicable grant date. If, on any grant date, the Company does not have enough shares of Common Stock to grant the full amount of shares contemplated by the plan, each award will be reduced pro rata. Fractional             shares will not be granted, and any shortfall resulting from such proration will be paid in the form of cash. The plan will remain in effect until August 18, 2008, the tenth anniversary of its effective date, unless terminated earlier. The Board or the Compensation Committee may terminate or amend the plan at any time. As of December 31, 2005, 61,024 shares of Common Stock remained available for grant under the plan.
     Additional information regarding the ownership of Seacoast’s Common Stock is set forth under the headings “Proposal One — Election of Directors, General”, “Proposal One — Election of Directors, Management Stock Ownership”, and “Principal Shareholders” in the 2006 Proxy Statement, which are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information regarding certain relationships and transactions between Seacoast and its officers, directors and significant shareholders is set forth under the heading “Proposal One - Election of Directors — Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” in the 2006 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information concerning the Company’s principal accountant fees and services is set forth under the heading “Independent Auditors” in the 2006 Proxy Statement, which is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) List of all financial statements
The following consolidated financial statements and reports of independent registered public accounting firms of Seacoast, included in the 2005 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended
     December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the
     years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended
     December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(a)(2) List of financial statement schedules
All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.
(a)(3) Listing of Exhibits
PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, may not be true as of the date of this report or any other date, and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these Exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.
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
Exhibit 10.20 Change of Control Employment Agreement
Dated December 24, 2003 between Teresa Idzior and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.
Exhibit 10.21 Agreement and Plan of Merger
Dated November 30, 2004, by and among the Company, the Bank and Century National Bank, incorporated herein by reference from the Company’s Form 8-K, filed on December 1, 2004.
Exhibit 10.22 First Amendment to Revolving Loan Agreement
Dated as of January 18, 2005, by and between the Company and SunTrust Bank (filed with the SEC as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 21, 2005 (File No. 0-13660) and incorporated herein by reference).
Exhibit 10.23 Directors Deferred Compensation Plan
Dated June 15, 2004, but effective July 1, 2004, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated December 31, 2004.
Exhibit 10.24 Agreement & Plan of Merger
Dated November 22, 2005, by and among the Company, the Bank and Big Lake Financial Corporation, incorporated herein by reference from the Company’s Form 8-K, filed on November 29, 2005.
Exhibit 10.25 Amended & Restated Revolving & Term Loan Agreement
Dated as of February 17, 2006, by and between the Company and SunTrust Bank (filed with the SEC as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2006 and incorporated herein by reference).
Exhibit 13 2005 Annual Report
The following portions of the 2005 Annual Report are incorporated herein by reference:
Financial Highlights
Financial Review — Management’s Discussion and Analysis
Selected Quarterly Information — Quarterly Consolidated
     Income Statements
Selected Quarterly Information — Consolidated Quarterly
     Average Balances, Yields & Rates
Financial Statements
Notes to Consolidated Financial Statements
Financial Statements — Report of Independent Certified
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
(c) Financial Statement Schedules
     None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 15th day of March 2006.

SEACOAST BANKING CORPORATION OF FLORIDA (Registrant)
By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director	March 15, 2006
/s/ Dale M. Hudson Dale M. Hudson, Vice-Chairman of the Board and Director	March 15, 2006
/s/ A. Douglas Gilbert A. Douglas Gilbert, President, Chief Operating & Credit Officer and Director	March 15, 2006
/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer	March 15, 2006
/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 15, 2006
/s/ Jeffrey C. Bruner Jeffrey C. Bruner, Director	March 15, 2006
/s/ John H. Crane John H. Crane, Director	March 15, 2006
/s/ Evans Crary, Jr. Evans Crary, Jr., Director	March 15, 2006

Date
/s/ T. Michael Crook T. Michael Crook, Director	March 15, 2006
/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 15, 2006
/s/ Jeffrey S. Furst Jeffrey S. Furst, Director	March 15, 2006
Dennis S. Hudson, Jr., Director
/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 15, 2006
/s/ John R. Santarsiero, Jr. John R. Santarsiero, Jr., Director	March 15, 2006
/s/ Thomas H. Thurlow, Jr. Thomas H. Thurlow, Jr., Director	March 15, 2006