Form 10-K/A
period 2005-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2006-03-17
CIK 730708

UNITED STATES
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
Common Stock, Par Value $.10
(Title of Class)
     Indicate by check mark if the registrant is well-known seasoned issued, as defined by Rule-405 of the Securities Act.
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
YES ☒ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
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
     The number of shares outstanding of Seacoast Banking Corporation of Florida Common Stock, par value $0.01 per share, as of February 23, 2006 was 17,107,034.

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