Form 10-Q
period 2006-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2006-05-10
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

__________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2006 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________________	to	__________________________
Commission file number	0-13660

(Exact Name of Registrant as Specified in Its Charter)
Florida		59-2260678
(State or Other Jurisdiction of Incorporation or Organization		(I.R.S. Employer Identification No.)
815 COLORADO AVEUNE, STUART FL		34994
(Address of Principal Executive Offices)		(Zip Code)
(772) 287-4000
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]		Non-Accelerated Filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value – 17,113,987 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I

FINANCIAL INFORMATION

PAGE #

Item 1.

Financial Statements (Unaudited)

Condensed consolidated balance sheets -

March 31, 2006 and December 31, 2005

4 - 5

Condensed consolidated statements of income -

Three months ended March 31, 2006 and 2005

6

Condensed consolidated statements of cash flows -

Three months ended March 31, 2006 and 2005

7 - 8

Notes to condensed consolidated financial statements

9 - 14

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

15 - 33

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

34

Item 4.

Evaluation of Disclosure Controls and Procedures

35

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

36

Item 1A. Risk Factors

36

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases

 of Equity Securities

 36

Item 3. Defaults upon Senior Securities

36

Item 4. Submission of Matters to a Vote of Security Holders

36

Item 5. Other Information

36

Item 6.

Exhibits and Reports on Form 8-K

36 - 38

SIGNATURES

39

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits Total cash and cash equivalents	$ 73,500 119,374 192,874	$ 67,373 153,120 220,493
Securities:
Held for sale (at fair value) Held for investment (fair values: $141,538 at March 31, 2006 and $147,130 at December 31, 2005)	371,186 145,507	392,952 150,072
TOTAL SECURITIES Loans available for sale	516,693 4,791	543,024 2,440
Loans Less: Allowance for loan losses	1,339,070 (9,366)	1,289,995 (9,006)
NET LOANS	1,329,704	1,280,989
Bank premises and equipment, net Goodwill and other intangible assets Other assets	25,468 33,402 30,220	22,218 33,901 29,109
	$2,133,152	$2,132,174
LIABILITIES
Deposits	$1,804,490	$1,784,219
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Borrowed funds Subordinated debt	93,732 26,324 41,238	96,786 45,485 41,238
Other liabilities	11,759	11,726
	1,977,543	1,979,454

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2006	December 31, 2005
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 22,000,000 shares, issued 17,127,778 and outstanding 16,929,870 shares and 184,117 restricted shares at March 31, 2006, issued 17,103,650 and outstanding 16,900,198 shares and 184,117 restricted shares at December 31, 2005	1,713	1,710
Other shareholders’ equity	153,896	151,010
TOTAL SHAREHOLDERS' EQUITY	155,609	152,720
	$2,133,152	$2,132,174

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Interest and fees on loans Interest on securities Interest on federal funds sold and other investments	$ 23,011 5,412 1,335	$ 14,486 4,988 420
TOTAL INTEREST INCOME	29,758	19,894
Interest on deposits Interest on borrowed money	7,431 2,078	3,855 795
TOTAL INTEREST EXPENSE	9,509	4,650
NET INTEREST INCOME Provision for loan losses	20,249 280	15,244 438
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,969	14,806
Noninterest income Securities gains, net Other income	11 5,304	3 4,561
TOTAL NONINTEREST INCOME	5,315	4,564
TOTAL NONINTEREST EXPENSES	16,109	13,312
INCOME BEFORE INCOME TAXES Provision for income taxes	9,175 3,309	6,058 2,172
NET INCOME	$ 5,866	$ 3,886

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.34 0.35 0.15	$ 0.25 0.25 0.14

Average shares outstanding - diluted Average shares outstanding – basic	17,287,693 16,913,335	15,692,505 15,308,998

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes received (paid)

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 28,769 5,265 (9,572) (18,636) 95 (55,845) 53,494 573	$ 20,165 5,004 (4,588) (15,047) (237) (58,683) 56,514 (1,362)
Net cash provided by operating activities	4,143	1,766

Cash flows from investing activities

  Maturities of securities held for sale

  Maturities of securities held for investment

  Proceeds from sale of securities held for sale

  Purchases of securities held for sale

  Net new loans and principal repayments

  Additions to bank premises and equipment

  Purchase of branch, net of cash acquired

	29,224 4,605 28,926 (37,809) (48,844) (3,843) 0	27,389 12,732 2,137 (2,662) (76,480) (633) 13,538
Net cash used in investing activities	(27,741)	(23,979)

Cash flows from financing activities

  Net increase in deposits

  Net decrease in federal funds purchased

    and repurchase agreements

  Net increase (decrease) in borrowings and subordinated debt

  Stock based employee benefit plans

  Dividends paid

	20,272 (3,054) (19,000) 310 (2,549)	86,034 (10,690) 20,619 274 (2,156)
Net cash provided by (used in) financing activities	(4,021)	94,081
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of year	(27,619) 220,493	71,868 89,679
Cash and cash equivalents at end of period	$192,874	$161,547

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005

Reconciliation of Net Income to Cash Provided by

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by operating activities:

  Depreciation

  Amortization of premiums and discounts on securities

  Other amortization and accretion

  Change in loans available for sale, net

  Provision for loan losses

  Gains on sale of securities

  Loss on fair value interest rate swap

  Gain on sale of loans

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 5,866 582 160 (17) (2,351) 280 (11) 0 (53) 10 (997) (64) 93 3,545 573 (3,473)	$ 3,886 496 488 (3) (2,169) 438 (3) 516 (90) 0 (186) 62 (138) 2,083 (1,362) (2,252)
Net cash provided by operating activities	$ 4,143	$ 1,766
Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(1,235)	$(1,965)

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

ACCOUNTING CHANGES AND ERROR CORRECTIONS:  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  The statement is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005.  The adoption of this standard did not have a material effect on the Company’s financial condition, the results of operations or liquidity.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS.  SFAS No. 155 amends SFAS No. 133, Accounting for Derivatives and Hedging Activity, and SFAS No. 140.  Hybrid financial instruments are financial instruments that contain an embedded derivative within a single instrument.  SFAS 155 permits entities an option to elect to record hybrid financial instruments at fair value as one financial instrument.  Prior to this amendment, hybrid financial instruments were required to be separated into two instruments, a derivative and host, and generally only the derivative was recorded at fair value.  SFAS 155 requires that beneficial instruments in securitized assets be evaluated for derivatives, either freestanding or embedded.  SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007.  Additionally, SFAS 155 provides a one-time opportunity to apply the fair value election to hybrid financial instruments existing at the date of implementation at fair value as one financial instrument, with any difference between the carrying amount of the existing hybrid financial instruments and the fair value of the single financial instrument being recorded as a cumulative effect adjustment to beginning retained earnings.  We are currently assessing the impact of SFAS 155 on our consolidated financial position and results of operations.

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS.  SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assts and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006 and earlier adoption is permitted.  The Company believes the adoption of this statement will have a minimal impact on its financial reporting.

EITF No. 05-7:  The EITF requires that a change in fair value of a conversion option brought about by modifying a convertible debt security be included in analyzing whether the debt instrument is considered extinguished in accordance with EIFT 96-19.  Effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005, the adoption of this EITF did not have a material effect on the Company’s financial condition, the results of operations, or liquidity.

EITF No. 05-8: The EITF relates to the issuance of convertible debt with a beneficial conversion feature that results in a temporary difference for the purposes of applying FASB statement No. 109.  The deferred taxes shall be recorded as an adjustment to paid-in capital.  Adoption was effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of this EITF did not have a material effect on the Company’s financial condition, the results of operations, or liquidity.

FSP SOP 94-6-1:  This statement addresses in what circumstances the terms of loan products give rise to a concentration of credit risk, as defined in FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments.”  The guidance is effective for interim and annual periods ending after December 19, 2005.  The statement also addresses the disclosures and other accounting considerations that apply for originators, holders, investors, guarantors, and servicers of those products that are subject to greater risk than traditional loan products.  The adoption of this SOP did not have a material effect on the Company’s financial condition, the results of operations, or liquidity.

NOTE B - ACQUISITION

On April 1, 2006, the Company acquired 100% of the outstanding preferred and common shares of Big Lake Financial Corporation (“Big Lake”), a single bank holding company located in Okeechobee in Central Florida.  Big Lake’s bank subsidiary, Big Lake National Bank (“BLNB”), with nine locations in seven counties, will operate as a separate subsidiary of Seacoast until June 2006 when BLNB will merge with another Seacoast subsidiary.

Estimated fair values of the acquired assets and liabilities, including identifiable intangible assets are to be preliminarily recorded during the second quarter of 2006, and will be subject to refinement as plans are finalized and additional information becomes available.  Adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments may be recorded for up to one year subsequent to the effective date of the acquisition.

The purchase was one hundred percent stock-based (with the exception of cash paid for fractional shares of common stock) and resulted in the issuance of 1,775,000 shares of the Company’s common stock.  Pursuant to it’s terms, each share of preferred stock automatically converted on a one-for-one basis to Big Lake common stock and immediately prior to the merger.  At the effective time of the merger, Big Lake common stock was converted to shares of the Company common stock based on a calculated exchange ratio.  The value of the shares issued total approximately $43 million, based on the average price per share two days prior and two days subsequent to the effective date (November 22, 2005).  The acquisition expands the Company’s presence in markets contiguous to its current footprint and is a natural extension of its business in the state of Florida.

NOTE C – CONTINGENCIES

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

NOTE D - COMPREHENSIVE INCOME

At March 31, 2006 and 2005, comprehensive income was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005

Net income	$5,866	$3,886
Unrealized gain on cash flow hedge (net of tax)	0	75
Unrealized losses on securities held for sale (net of tax)	(786)	(1,219)
Net reclassification adjustment	49	0
Comprehensive income	$5,129	$2,742

NOTE E– BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Basic:
Net income	$5,866	$3,886
Average shares outstanding	16,913,335	15,308,998
Basic EPS	$0.35	$0.25

Diluted:
Net income	$5,866	$3,886

Average shares outstanding	16,913,335	15,308,998
Net effect of dilutive stock options – based on the treasury stock method	374,358	383,507

TOTAL	17,287,693	15,692,505

Diluted EPS	$0.34	$0.25

NOTE F – TERM LOAN / LINE OF CREDIT

On February 16, 2006, the Company reduced the amount available to be borrowed under its unsecured revolving line of credit from $15.0 million to $8.0 million and entered into a $12.0 million term loan with a maturity of three years from inception date.  The revolving unsecured line of credit was (and is) renewable annually.  The addition of the term loan provides a stable, more long-term source of funding for the parent company.  The rate for the unsecured revolving line of credit adjusts quarterly based on the 3-month London InterBank Offered Rate (“LIBOR”) plus 130 basis points; the rate during the first quarter of 2006 was 5.83 percent.  The rate on the term loan also adjusts quarterly, based on the 3-month LIBOR plus 133 basis points; the rate during the first quarter of 2006 was 6.05 percent.

Proceeds from the $12.0 million term loan were for the payment of all of the outstanding balance on the unsecured line of credit, to maintain capital and for general corporate purposes.

NOTE G – STOCK COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123R during the first quarter of 2006 using the modified retrospective application method.  Therefore, the beginning balances of additional paid-in capital and retained earnings have been adjusted to reflect the adoption.  The adjustments did not have a material effect on the Company’s financial condition, the results of operation or liquidity.

The Company’s stock option and stock appreciation rights plans were approved by the Company’s shareholders on April 25, 1991, April 25, 1996, and April 20, 2000.  The number of shares of common stock that may be granted pursuant to the 1991 and 1996 plans shall not exceed 990,000 shares for each plan and pursuant to the 2000 plan shall not exceed 1,320,000 shares.  The Company has granted options on 826,000, 933,000 and 348,000 shares for the 1991, 1996 and 2000 plans, respectively, through March 31, 2006.  Under the 2000 plan the Company granted options on 56,000 shares and issued 28,000 shares of restricted stock awards during 2005 and granted options on 99,000 shares and issued 52,000 shares of restricted stock awards during 2004.  No options or restricted stock awards have been granted in 2006.  Under the plans, the option exercise price equals the common stock’s market price on the date of the grant.  All options issued prior to December 31, 2002 have a vesting period of four years and a contractual life of ten years.  All options issued after that have a vesting period of five years and a contractual life of ten years; in addition, 50,000 options may accelerate their vesting upon obtainment of minimum earnings growth.  To the extent the Company has treasury shares available, stock options exercised or stock grants awarded may be issued from treasury shares or, if treasury shares are lacking, the Company can issue new shares.  The Company has a single share repurchase program in place, approved on September 18, 2001, the program authorizes the repurchase of up to 825,000 shares; the maximum number of shares that may yet be purchased under this program is 334,000.  The Company does not intend to repurchase any significant amount of shares at this time.

Stock option fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions.  Option pricing models require the use of highly subjective assumptions, including expected price volatility, which when changed can materially affect fair value estimates.  Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.  The more significant assumptions used in estimating the fair value of stock options include risk-free interest rates ranging from 3.90 percent to 4.50 percent in 2005, 4.22 percent in 2004 and 4.25 percent in 2003; dividend yields of 2.36 percent in 2005, 2.52 percent in 2004 and 2.92 percent in 2003; weighted average expected lives of the stock options of 7 years in 2005 and 5 years in 2004 and 2003; and volatility of the Company’s common stock of 18 percent in 2005, 13 percent in 2004 and 2003.  Additionally, the estimated fair value of stock options is reduced by an estimate of forfeiture experience which was 13 percent for 2005, 2004 and 2003.

On approximately one-half of the restricted stock awards the restriction expiration is dependent upon the Company achieving minimum earnings per share growth during a five-year vesting period.  The following table presents a summary of stock option activity for the three months ended March 31, 2006:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
January 1, 2006	737,000	6.59 – 22.92	13.22
Exercised	(27,000)	6.59 – 7.73	7.18
March 31, 2006	710,000	6.59 – 22.92	13.45	$11,119,000

Cash received for stock options exercised during the first quarter of 2006 totaled $194,000; the intrinsic value of options exercised totaled $509,000 based on market price at the date of exercise.  No windfall tax benefits were realized from the exercise of the stock options and no cash was utilized to settle equity instruments granted under stock option awards.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

Options Outstanding		Options Exercisable (Vested)
Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
710,000	5.02	459,000	10.40	3.23	$8,588,000

Since December 31, 2005, no stock options have been granted, nor have any vested or been forfeited.  Non-vested stock options for 251,000 shares were outstanding at March 31, 2006, the same as at December 31, 2005, and are as follows:

Number of Non-Vested Stock Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Fair Value	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
251,000	8.27	2.70	$525,000	2.77

Since December 31, 2005, no restricted stock awards have been issued, nor have any vested or been forfeited.  Non-vested restricted stock awards for a total of 184,000 shares were outstanding at March 31, 2006, the same as at December 31, 2005, and are as follows:

Number of Non-Vested Restricted Stock Award Shares	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
184,000	$1,238,000	2.60

During the first quarter of 2006, the Company recognized $295,000 pre-tax ($210,000 after-tax) of non-cash compensation expense.

No cash was utilized to settle equity instruments granted under restricted stock awards.  No compensation cost has been capitalized and no modifications have occurred with regard to the contractual terms for stock options or restricted stock awards.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2006

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

ACQUISITION

On April 1, 2006, the Company acquired Big Lake Financial Corporation (a holding company) and its single banking subsidiary, Big Lake National Bank, a commercial bank located in central Florida serving the counties of DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee and St. Lucie.  Loans and deposits totaling approximately $206 million and $298 million, respectively, were acquired.  The Company intends to merge Big Lake National Bank into another bank subsidiary in early June 2006.  Big Lake’s St. Lucie county branch will be closed and merged into an existing branch.  Preliminary purchase accounting adjustments, including deposit based intangible and goodwill, will be recorded during the second quarter of 2006.

EARNINGS SUMMARY

Net income for the first quarter of 2006 totaled $5,866,000 or $0.34 per share diluted, compared to $5,833,000 or $0.34 per share diluted recorded in the fourth quarter of 2005, and $3,886,000 or $0.25 per share diluted in the first quarter of 2005.

Return on average assets was 1.13 percent and return on average shareholders' equity was 14.98 percent for the first quarter of 2006, compared to fourth quarter 2005 results of 1.10 percent and 14.96 percent, respectively, and first quarter 2005's performance of 0.94 percent and 14.04 percent, respectively.

CRITICAL ACCOUNTING ESTIMATES

Management, after consultation with the audit committee, believes that the most critical accounting estimates which may affect the Company’s financial status and involve the most complex, subjective and ambiguous assessments are as follows:

The allowance and provision for loan losses, the fair value of securities held for sale, goodwill impairment, and contingent liabilities

Disclosures intended to facilitate a reader’s understanding of the possible and likely events or uncertainties known to management that could have a material impact on the reported financial information of the Company related to the most critical accounting estimates are as follows:

Allowance and Provision for Loan Losses

The information contained on pages 20-21 and 24-28 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates.

Securities Held for Sale

The fair value of the held for sale portfolio at March 31, 2006 was less than historical amortized cost, producing net unrealized losses of $6,957,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the held for sale portfolio.

The credit quality of the Company’s security holdings is investment grade and higher and are traded in highly liquid markets.  Negative changes in the fair values, as a result of unforeseen deteriorating economic conditions, should only be temporary.  Further, management believes that the Company’s other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolios, reduces the risk that losses would be realized as a result of needed liquidity from the securities portfolio.

Goodwill Impairment

The Company’s goodwill is no longer amortized, but tested annually for impairment.  The amount of goodwill at March 31, 2006 totaled approximately $31.3 million, including approximately $2.6 million that was acquired in 1995 as a result of the purchase of a community bank in the Company’s Treasure Coast market and $28.6 million from the acquisition of Century National Bank (“Century”) in 2005.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The Company has a bank deposit market share of approximately 12 percent in the Treasure Coast market, which had a population increase of over 20 percent during the past ten years.  The population growth and other demographics of the counties Century operates in are similar to those of the Company’s other markets.  The population growth in these markets is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years.  Our highly visible local market orientation, combined with a wide range of products and services and favorable demographics, has resulted in increasing profitability in these markets.  The Company completes an annual evaluation of goodwill for impairment in December.  The data available at the last evaluation indicates that both the products and customers serviced have grown since these acquisitions, contributing to increased profitability and supporting the Company’s carrying value for goodwill.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of our business activities.  These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved.  Estimates may be adjusted as changes in circumstance occur and the actual costs of resolving these claims may be substantially higher or lower than amounts reserved for those claims.  No amounts have been accrued as of March 31, 2006 as management is not aware of any probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2006 totaled $20,274,000, $4,997,000 or 32.7 percent more than for 2005’s first quarter and $212,000 or 1.1 percent higher than fourth quarter 2005’s result.  Net interest income in the first quarter of 2006 included $3.4 million from the addition of Century, compared to $3.3 million in the fourth quarter of 2005 and nothing a year ago for the first quarter.  Net interest margin on a tax equivalent basis increased 26 basis points over the last twelve months to 4.16 percent for the first quarter of 2006 and was up 12 basis points from 4.04 percent in the fourth quarter of 2005.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
First quarter 2005	15,277	3.90%
Second quarter 2005	17,867	3.91
Third quarter 2005	19,091	4.01
Fourth quarter 2005	20,062	4.04
First quarter 2006	20,274	4.16

The yield on earning assets for the first quarter of 2006 was 6.11 percent, 103 basis points higher than the same period results in 2005, reflecting an improving earning assets mix over 2005 and into 2006 and a rising interest rate environment.  Interest rates have increased 375 basis points since the Federal Reserve began increasing interest rates, with 200 basis points occurring during the last twelve months.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2006	2005	2005	2005	2005
Yield	6.11%	5.76%	5.48%	5.22%	5.08%

The yield on loans improved 84 basis points to 7.08 percent over the last twelve months as a result of a change in mix due to loan growth and a greater percent of the portfolio in floating rate loans.  In addition, an increase in the yield on investment securities of 58 basis points year over year to 4.04 percent was recorded and the yield on federal funds sold and other investments grew 200 basis points to 4.45 percent.  Average earning assets for the first quarter of 2006 increased $386.9 million or 24.3 percent compared to the first quarter in 2005.  Average loan balances grew $375.0 million (or 39.7 percent) to $1,318.3 million, average federal funds sold and other investments increased $52.0 million to $121.6 million, and average investment securities were $40.1 million (or 6.9 percent) lower, totaling $537.0 million.  The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County and the opening of a loan production office in Brevard County.  The acquisition of Century in Orange and Seminole County (principally Orlando, Florida) increased average loan balances by $115.9 million during the first quarter of 2006, versus zero a year ago pre-acquisition.  Total loans in these new markets totaled $433 million at March 31, 2006.  The addition of another full service branch in Palm Beach County in May 2006 and one (possibly two) in Brevard County in mid- to late-2006, as well as Century’s three full service locations in April of 2005 will further assist in expanding the Company’s loan origination capabilities. At March 31, 2006, commercial lenders in these markets (Palm Beach County, Brevard County, and the Orlando area) have pipelines of $125 million, $58 million and $22 million, respectively.

Total commercial loan production for first quarter 2006 totaled $117 million compared to $109 million for the first quarter a year ago.  The Company expects economic conditions in the markets it serves to remain favorable, with similar production results expected in the second quarter of 2006.

Closed residential loan production during the first quarter of 2006 totaled $40.4 million, of which $7.0 million was sold servicing released to manage interest rate risk and to generate fee income.  In comparison, $59.9 million in residential loan production was recorded in the first quarter of 2005, with $19.2 million sold servicing released.  Sales of residential mortgages have declined over the past two quarters and more residential production has been retained in the Company’s loan portfolio, with residential real estate mortgages increasing by $54.5 million or 17.3 percent since September 30, 2005.  In addition, fewer residential loan originators (due to vacant positions) contributed to the decline in production; these positions were just recently filled.  With higher mortgage rates, refinancing activity may be more limited and the slow down in existing home sales in the Company’s markets may produce similar production results prospectively.

During the first quarter, maturities (principally pay-downs) of securities totaled $33.8 million, security sales totaled $28.9 million, and security purchases totaled $37.8 million.  In comparison, during the first quarter of 2005, maturities of securities totaled $40.1 million, security sales of $2.1 million were transacted and security purchases totaling $2.7 million were recorded.  Sales in the first quarter of 2006 were comprised of floating rate securities yielding 4.80 percent with durations of 0.9 years to 1.7 years and fair market values close to amortized cost.  With the possibility that the Federal Reserve is near the end of increases in interest rates the proceeds from the sales were reinvested in fixed rate securities with yields ranging from 5.49 percent to 5.77 percent and longer average lives ranging from 5.0 to 7.0 years.  The investment portfolio has and is expected to continue to provide needed liquidity to fund growth in the loan portfolio.

Year over year the mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 66.7 percent for the first quarter of 2006 compared to 59.3 percent a year ago, while average securities decreased from 36.3 percent to 27.2 percent and federal funds sold increased to 6.2 percent from 4.4 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding residential loan balances declining (see “Loan Portfolio”).

Lower cost interest bearing deposits (NOW, savings and money market balances) were 58.1 percent of average interest bearing liabilities, versus 59.1 percent a year ago, which favorably affects the Company’s net interest margin.  Average certificates of deposit (“CDs”) (a higher cost component of interest bearing liabilities) decreased slightly to 29.9 percent of interest bearing liabilities from 30.6 percent a year ago.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, subordinated debt and other borrowings) were slightly higher at 12.0 percent of interest bearing liabilities for the first quarter of 2006, versus 10.3 percent in 2005.

The cost of interest-bearing liabilities in the first quarter of 2006 increased 99 basis points to 2.55 percent from first quarter 2005 and was 28 basis points higher than for fourth quarter 2005, a result of the impact of the Federal Reserve increasing short-term interest rates by 50 basis points in the first quarter of 2006 and 200 basis points since the first quarter of 2005.  Based on recent Federal Reserve commentary, it is uncertain how much higher short-term interest rates will be raised in 2006.  The following table details the cost of interest bearing liabilities for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2006	2005	2005	2005	2005
Rate	2.55%	2.27%	1.95%	1.76%	1.56%

The average aggregated balance for NOW, savings and money market balances increased $163.9 million or 23.0 percent to $877.1 million from first quarter 2005 and average noninterest bearing deposits increased $83.0 million or 23.6 percent to $434.7 million, while average certificates of deposit (“CDs”) increased by $81.8 million or 22.1 percent to $451.2 million.  The Company’s market expansion and commercial lending growth has favorably impacted deposit growth.  Most new commercial loan relationships result in a new noninterest bearing deposit relationship.  In addition, growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  Growth in deposits in the fourth quarter of 2004 and first quarter of 2005 was favorably impacted by insurance proceeds received by customers as a result of damage from two hurricanes that impacted the Company’s market area in September 2004.  These “hurricane” deposits have decreased over the past twelve months as customers have completed activities to repair damage. Excluding the average deposits from the Century acquisition, which accounted for $230.5 million, $99.0 million and $28.2 million of the growth indicated for aggregate NOW, savings and money market balances, noninterest bearing deposits and CDs, respectively, average total deposits  declined $29.1 million or 2.0 percent.  Ending deposit balances increased in the first quarter 2006 by 4.5 percent annualized.

Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) increased, by $24.4 million or 28.8 percent to $109.2 million for the first quarter of 2006, versus a year ago.  Average other borrowings including subordinated debt increased by $32.5 million or 81.1 percent to $72.6 million, reflecting the issuance of $20.6 million in subordinated debentures on the last day of the first quarter of 2005, an additional issuance of $20.6 million in subordinated debt on December 16, 2005, the addition of a $12.0 million term loan for the parent company on February 16, 2006 (see Note F of the Condensed Consolidated Financial Statements), the payoff of a $6.0 million advance on the parent company’s unsecured revolving line of credit on February 16, 2006, and the maturity of a $25.0 million Federal Home Loan Bank (“FHLB”) advance on January 30, 2006.  The subordinated debentures were issued in conjunction with the formation of Delaware and Connecticut trust subsidiaries, each of which completed private placements of $20.0 million of Floating Rate Preferred Securities (an aggregate total of $40.0 million).  Current rates for the two issuances of subordinated debt (and associated trust preferred securities) are 6.24 percent and 6.73 percent, respectively.  These rates adjust every three months.  The proceeds from the sale of the trust preferred securities and the term loan have been used to support the purchase of Century, to maintain capital, and for general corporate purposes.  The FHLB advance that matured was a three-year floating rate agreement with interest payable quarterly and reset quarterly based on LIBOR; the rate at maturity was 4.25 percent.  Simultaneously expiring with the maturity of the FHLB advance was a cash flow hedge with a like notional amount of $25.0 million; the interest rate provided by the hedge at maturity was 3.12 percent.

PROVISION FOR LOAN LOSSES

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (“OCC”), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. (See “Nonperforming Assets” and “Allowance for Loan Losses”)

A provision for loan losses of $280,000, $330,000, $280,000, $269,000 and $438,000 was recorded in the first quarter of 2006, and the fourth, third, second and first quarter of 2005, respectively.  The increased loss exposure as a result of the loan growth in 2005 and in 2006 is partially offset by the Company’s continued stable credit quality, and low nonperforming assets.  Net recoveries of ($80,000) or (0.02) percent of average loans for the first quarter of 2006 compares to net charge-offs of $135,000 or 0.01 percent for all of 2005.  Net charge-offs have been nominal in prior years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

As the Company’s loan portfolio continues to grow, increased loan loss provisions may result as the increased exposure to higher risk credits could result in greater inherent losses in the loan portfolio.  In addition to loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.

The Company’s expansion into Palm Beach and Brevard counties, the addition of Century, as well as growth in the Company’s other markets over the last three years has resulted in double-digit commercial and residential real estate loan growth.  A historically favorable credit loss experience in these portfolios has made it unnecessary to provide large additions to the allowance for loan losses.  Also, although Century’s portfolio is only six years old, no credit losses have ever been recorded for Century.  The Company has been working on strengthening the manner in which it monitors loans and the allowance for loan losses, as well as it’s credit administration policies (see “Nonperforming Assets”).  However, a decline in economic activity could impact the demand for real estate and the Company’s loss experience resulting in larger additions to the allowance for loan losses.  The last time the Company experienced significant net charge-offs and nonperforming loans was during the period 1988-1993 when the real estate markets in Florida experienced deflation and the national economy was in recession.  Management believes that its current credit granting processes follows a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during all economic cycles.

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $5,304,000 for the first quarter of 2006, $215,000 or 4.2 percent higher than for the fourth quarter of 2005, and $743,000 or 16.3 percent higher than for the first quarter of 2005.  Excluding the impact of interest rate swap profits and losses, noninterest income accounted for 20.7 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses and interest rate swap profit and losses) in the first quarter of 2006 compared to 25.0 percent a year ago.  Noninterest income for the first quarter of 2006 and 2005, and the fourth quarter of 2005 is detailed as follows:

	1st Qtr 2006	4th Qtr 2005	1st Qtr 2005
Service charges on deposits	$1,242	$1,327	$1,093
Trust income	712	605	583
Mortgage banking fees	209	290	570
Brokerage commissions and fees	776	627	734
Marine finance fees	793	806	698
Debit card income	463	416	416
Other deposit based EFT fees	97	94	121
Merchant income	679	530	570
Other income	333	394	292
Interest rate swap loss	0	0	(516)
Total	$5,304	$5,089	$4,561

Revenues from the Company’s financial services businesses increased year over year for the first quarter.  Brokerage commissions and fees increased $42,000 or 5.7 percent from the first quarter of 2005 and trust income grew $129,000 or 22.1 percent.  Combined, trust income and brokerage commissions and fees totaled $1,488,000 in the first quarter of 2006, up from the $1,232,000 earned in the fourth quarter of 2005.  While revenues from wealth management services have generally improved as customers return to the equity markets, it remains challenging due to the uncertain economic environment.

Service charges on deposits were $149,000 or 13.6 percent higher year over year for the first quarter.  Overdraft fees were higher during the first quarter of 2006, increasing $132,000 or 17.0 percent from the first quarter of 2005.  Of the $132,000, only $19,000 was from the addition of Century.  In the first quarter of 2005, the Company instituted new polices and procedures which added additional customer flexibility in managing their deposit account balance which resulted in higher fees being collected in 2005 and 2006.

In the first quarter of 2006, marine finance fees from the sale of marine loans increased $95,000 or 13.6 percent compared to 2005’s first quarter.  The Company’s marine finance division (Seacoast Marine Finance) produced $46.7 million in marine loans during the first quarter of 2006, compared to $42.2 million in the first quarter of 2005 and $47.6 million in the fourth quarter of 2005.  Of the production in the first quarter of 2006 and 2005, $0.2 million and $4.9 million, respectively, was not sold and instead was added to the Company’s marine portfolio.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California and New England.  The production team in California is capable of not only serving California, but Washington and Oregon as well.

Merchant income for the first quarter of 2006 was $109,000 or 19.1 percent higher than for the first quarter of 2005.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiaries.  The Company’s expansion into new markets has positively impacted the growth of business demand deposits and aided the increase in merchant income.  Business demand deposits at March 31, 2006 were higher by $89.5 million or 45.3 percent year over year.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the first quarter of 2006, debit card income increased $47,000 or 11.3 percent from a year ago.  Other deposit based electronic funds transfer (“EFT”) income decreased $24,000 or 19.8 percent.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA and MasterCard.

NONINTEREST EXPENSES

When compared to the first quarter of 2005, total noninterest expenses increased by $2,797,000 or 21.0 percent to $16,109,000.  Compared to the fourth quarter of 2005, total noninterest expenses were $371,000 or 2.4 percent higher.  Of the $2,797,000 increase from first quarter 2005, 51.9 percent or $1,452,000 was due to the addition of Century.

Salaries and wages increased $1,129,000 or 21.3 percent to $6,419,000 for the first quarter compared to prior year.  For the first quarter, base salaries increased $893,000 or 20.3 percent.  A portion of the increase in base salaries was directly attributable to the addition of Century ($362,000).  Also increasing, incentive compensation was $350,000 or 43.7 percent higher, with most of the increase attributable to $319,000 in incentive and stock compensation tied to specific Company performance measurements for Century.

Employee benefits increased $368,000 or 25.7 percent to $1,800,000 from the first quarter of 2005.  A larger work force and higher group health insurance costs, payroll taxes and profit sharing accruals for the Company’s 401K plan of $188,000, $95,000 and $79,000, respectively, were the primary causes.

Outsourced data processing costs totaled $1,749,000 for the first quarter of 2006, an increase of $190,000 or 12.2 percent from a year ago.  The Company’s subsidiary banks utilize third parties for their core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed, which can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $406,000 or 24.4 percent to $2,069,000, versus first quarter results last year.  Of the $406,000 increase for the quarter, $210,000 was related to Century and $54,000 to new Brevard County sites (principally rent for land for the office anticipated to open later in 2006).  Repairs and upkeep of premises was $85,000 higher year over year, including $28,000 for remediation of storm damage from 2005’s late season hurricane.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $41,000 or 4.7 percent to $917,000 when compared to a year ago for the first quarter.  Of the $41,000 increase, $16,000 was attributable to the addition of Century.  Charitable donations and costs related to business meals and entertainment comprised most of the overall increase.

With the Century acquisition in the second quarter 2005, core deposit intangibles increased by $2.3 million.  This intangible has an initial estimated life of five years.  For the first quarter for 2006, amortization of intangibles totaled $119,000, versus $11,000 a year ago.

Remaining noninterest expenses increased $555,000 or 22.4 percent to $3,036,000 when comparing the first quarter of 2006 to the same quarter a year ago.  Increasing year over year for the quarter were costs for insurance (including property and casualty, up $54,000), telephone and data lines (up $38,000), stationery, printing and supplies (up $32,000), sub-contactor fees for marine lending referrals (up $95,000), higher nonrecurring miscellaneous losses (up $227,000), and travel mileage reimbursement (up $27,000).  Increasing to a lesser extent were dues and memberships, books and publications, courier services, correspondent clearing charges, expenditures for airline and hotel, and employee relations.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first three months of 2006 was 7.52 percent, compared to 6.69 percent during the same period in 2005.   In treasury stock at March 31, 2006, there were 13,795 shares totaling $148,000, compared to 1,601,093 shares or $15,514,000 a year ago.  The primary cause for the decline in treasury stock was the issuance of shares during the second quarter of 2005 for the acquisition of Century.

In 2005, the Company formed two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Capital Trust II.  These subsidiaries each issued $20.0 million in trust preferred securities (a total of $40.0 million), guaranteed by the Company on a junior subordinated basis.  The Company obtained the proceeds from the trusts’ sale of trust preferred securities by issuing junior subordinated debentures to the trusts.  Under revised Interpretation No. 46 (FIN 46R) promulgated by Financial Accounting Standards Board (FASB), the trust must be deconsolidated with the Company for accounting purposes.  The Federal Reserve Board permits qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles.  The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and treats the $40.0 million of trust preferred securities as Tier 1 capital.  For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier I capital.

At March 31, 2006, the Company's total risk-based capital ratio was 11.71 percent, a slight decrease from December 31, 2005’s reported ratio of 11.76 percent and March 31, 2005’s ratio of 12.03 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,339,070,000 at March 31, 2006, $360,975,000 or 36.9 percent more than at March 31, 2005, and $49,075,000 or 3.8 percent more than at December 31, 2005.  The following table details loan portfolio composition at March 31, 2006, December 31, 2005 and March 31, 2005:

	March 31,	Dec. 31,	March 31,
(In thousands)	2006	2005	2005
Construction and land development	$450,059	$427,216	$299,189

Real estate mortgage
Residential real estate
Adjustable	176,590	166,494	124,766
Fixed rate	81,110	73,675	59,741
Home equity mortgages	68,818	67,034	59,925
Home equity lines	42,584	41,721	17,044
	369,102	348,924	261,476
Commercial real estate	341,294	331,953	253,125
	710,396	680,877	514,601

Commercial and financial	101,262	98,653	78,634

Installment loans to individuals	77,098	82,942	85,481

Other loans	255	307	190
Total	$1,339,070	$1,289,995	$978,095

During the first three months of 2006, $7 million of residential mortgage loans were sold compared to $19 million during the first three months a year ago.  The Company also sold $47 million in marine loans (generated by Seacoast Marine Finance), compared to $37 million in the first three months of 2005.  Over the past twelve months, $68 million in fixed rate residential loans and $187 million in marine loans have been sold.   The loan sales are without recourse.

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates.  The proportion of adjustable rate residential loans has increased as mortgage rates offered have increased.  As a result, sales of fixed rate residential loans mortgage loans have declined and management expects prospective sales of fixed rate residential mortgages will likely remain lower as a percentage share of production as long as rates are at their current levels.  The Company has reduced the relative size of the residential loan portfolio over the past few years and increased the size of the commercial and commercial real estate loan portfolios.  The Company anticipates loan balances will continue to grow prospectively and believes the mix that has been achieved can be maintained.

The Company’s loan portfolio secured by commercial real estate has increased by $223,693,000 or 46.1 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At March 31, 2006, the Company had commercial real estate loan outstanding balances totaling $709,385,000 or 53.0 percent of total loans (versus $485,692,000 or 49.8 percent a year ago). The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at March 31, 2006 and 2005:

		2006			2005
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$106.0	$ 24.3	$130.3	$ 56.1	$ 13.7	$ 69.8
Retail trade	52.0	8.0	60.0	41.9	5.8	47.7
Land development	253.9	153.2	407.1	158.7	150.9	309.6
Industrial	52.7	10.5	63.2	30.0	3.6	33.6
Healthcare	37.3	5.2	42.5	16.6	0.4	17.0
Churches and educational facilities	25.4	1.5	26.9	18.1	1.0	19.1
Recreation	2.0	--	2.0	8.7	--	8.7
Multifamily	36.4	42.1	78.5	21.8	3.6	25.4
Mobile home parks	5.3	--	5.3	5.5	--	5.5
Land	53.5	6.5	60.0	60.2	8.9	69.1
Lodging	9.9	11.1	21.0	8.1	--	8.1
Restaurant	6.6	0.5	7.1	3.1	--	3.1
Other	68.4	3.1	71.5	56.9	1.8	58.7

Total	$709.4	$266.0	$975.4	$485.7	$189.7	$675.4

Construction and land development loans increased $150,870,000 or 50.4 percent from a year ago to $450,059,000 at March 31, 2006.  Of this total, $368,091,000 is collateralized by commercial real estate and $81,968,000 by residential real estate.  In comparison, at March 31, 2005, $232,567,000 was collateralized by commercial real estate and $66,622,000 by residential real estate.  All of the commercial real estate construction and land development loans are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while most of these loans will payoff, the source of repayment from the sale of completed units.  The construction period generally ranges from 18-24 months.  Demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans.  Expectations in the near term are that growth may continue, perhaps moderating if interest rates rise.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2006 aggregated to $151.0 million and for the top 53 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $522.7 million.

Commercial and financial loans increased and totaled $101,262,000 at March 31, 2006, compared to $78,634,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $77,098,000 (versus $85,481,000 a year ago), real estate construction loans secured by residential properties totaling $55,055,000 (versus $46,865,000 a year ago), and residential lot loans totaling $26,913,000 (versus $19,757,000 a year ago).  Most consumer loans are secured.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  At March 31, 2006, approximately $177 million or 48 percent of the Company's residential mortgage loan balances were adjustable, compared to $125 million or 48 percent a year ago.

Loans secured by residential properties having fixed rates totaled approximately $150 million at March 31, 2006, of which 15- and 30-year mortgages totaled approximately $36 million and $45 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at March 31, 2005 each totaled approximately $30 million.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $122 million and $219 million, respectively, at March 31, 2006, compared to $87 million and $166 million, respectively, a year ago.

At March 31, 2006, the Company had commitments to make loans (excluding unused home equity lines of credit) of $365,519,000, compared to $292,583,000 at March 31, 2005.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $9,366,000 at March 31, 2006, $2,517,000 higher than one year earlier and $360,000 higher than at December 31, 2005.  A total of $1.2 million of the increase year over year for the first quarter is related to the April 30, 2005 acquisition of Century.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 3,902.5 percent at March 31, 2006, compared to 658.6 percent at March 31, 2005.

During the first quarter of 2006, net recoveries totaled $80,000, consisting of $66,000 in net recoveries for commercial loans, $5,000 in net recoveries for consumer loans, and net recoveries on credit cards of $9,000.  A year ago, net charge-offs of $187,000 were recorded during the first three months.

A model utilized to analyze the adequacy of the allowance for loan losses takes into account such factors as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth.  In its continuing evaluation of the allowance and its adequacy, management also considers, among other factors, the Company’s loan loss experience, loss experience of peer banks, the amount of past due and nonperforming loans, current and anticipated economic conditions, and the values of loan collateral.  Commercial and commercial real estate loans are assigned internal risk ratings reflecting the probability of the borrower defaulting on any obligation and the probable loss in the event of default.  Retail credit risk is managed from a portfolio view rather than by specific borrower and is assigned internal risk rankings reflecting the combined probability of default and loss.  The independent Credit Administration department assigns risk factors to the individual internal risk ratings based on a determination of the risk using a variety of tools and information.  Loan Review is an independent unit that performs risk reviews and evaluates a representative sample of credit extensions after the fact.  Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting.  This unit reports directly to the Directors’ Loan Committee of the Board of Directors.

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolios support an allowance for loan losses of 0.70 percent of total loans at March 31, 2006, a level lower than that found in many other banks.  This ratio was 0.70 percent at March 31, 2005 and December 31, 2005.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At March 31, 2006, the Company had $1,160 million in loans secured by real estate, representing 86.7 percent of total loans, up slightly from 83.2 percent at March 31, 2005.  In addition, the Company is subject to a geographic concentration of credit because it operates in Central and southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 27.5 percent of total loans at March 31, 2006.  Generally, all of the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre-sales or leases, but are guaranteed by the personal assets of all of the participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At March 31, 2006, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.02 percent, compared to 0.11 percent one year earlier.

At March 31, 2006 and 2005, there were no accruing loans past due 90 days or more and no OREO was outstanding.  Nonaccrual loans totaled $240,000 at March 31, 2006, compared to a balance of $1,040,000 at March 31, 2005.  Nonaccrual loans outstanding at March 31, 2006 that were performing with respect to payments totaled $198,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at March 31, 2006, 83 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary banks.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At March 31, 2006, the Company had $371,186,000 in securities held for sale and securities held for investment were carried at an amortized cost of $145,507,000.  The Company's securities portfolio decreased $28,704,000 or 5.3 percent from March 31, 2005, and $26,331,000 or 4.8 percent from December 31, 2005.  Maturities of securities of $33.8 million, sales of $28.9 million and purchases totaling $37.8 million were transacted during the first three months of 2006.

Unrealized net securities losses of $10,925,000 at March 31, 2006, compared to net losses of $7,262,000 at March 31, 2005 and $8,663,000 at December 31, 2005.  Consensus market perception is that the Federal Reserve is likely to continue to increase interest rates prospectively, at least in the short-term; a shifting yield curve has negatively affected the market value of the securities portfolio since the Federal Reserve began increasing interest rates in mid-2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $328,275,000 or 22.2 percent to $1,804,490,000 at March 31, 2006, compared to one year earlier. Of the increase in deposits, $304 million was acquired in the Century acquisition at April 30, 2005.  Certificates of deposit (“CDs”) increased $91,220,000 or 24.1 percent to $469,193,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $162,688,000 or 22.2 percent to $894,158,000, and noninterest bearing demand deposits increased $74,367,000 or 20.3 percent to $441,139,000.

Of the amounts indicated at March 31, 2006, outstanding balances for Century for CDs totaled $28.6 million, lower cost interest bearing deposits totaled $233.4 million, and noninterest bearing deposits totaled $107.3 million (predominantly business demand deposits of $98.4 million).  Deposits in the Company’s Treasure Coast market were lower year over year, reflecting an outflow of funds derived from the significant insurance proceeds and monies from government assistance deposited after the hurricanes in 2004 and 2005.

The Company’s expects it will continue to be successful generating deposits by marketing desirable products, in particular its array of money market and NOW product offerings.  With higher interest rates, some disintermediation between lower cost products and CDs is anticipated, however this prospect is mitigated by the Company’s entrance into new markets, including Palm Beach County, the Orlando market (through Century), and central Florida (through BLNB), that provide a significant opportunity to enhance overall deposit growth, including lower cost interest bearing deposits.

Repurchase agreement balances increased over the past twelve months by $17,503,000 or 23.0 percent to $93,732,000 at March 31, 2006.  Repurchase agreements are offered by the Company’s subsidiary banks to select customers who wish to sweep excess balances on a daily basis for investment purposes.

Borrowed funds decreased $13,247,000 or 33.5 percent to $26,324,000 at March 31, 2006, compared to 2005 on the same date.  A $25.0 million FHLB adjustable rate borrowing originated on January 30, 2003 matured on January 30, 2006.  In addition, the parent company added $12.0 in funding through a term loan (see “Footnote F - Term Loan/Line of Credit”).

The Company also issued $20,619,000 in subordinated debentures on March 31, 2005.  An additional $20,619,000 in subordinated debentures was issued on December 16, 2005, bringing the aggregate total to $41,238,000 at March 31, 2006.  The proceeds were used to support the purchase of Century National Bank, to maintain capital, and for general corporate purposes.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, we engage in a variety of financial transactions that, under U. S. generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.  These transactions involve varying elements of market, credit and liquidity risk.

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at March 31, 2006 included derivative product liabilities of $676,000.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $416 million at March 31, 2006, and $327 million at March 31, 2005.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would increase 1.7 percent if interest rates gradually rise 200 basis points over the next twelve months and 1.6 percent if interest rates gradually rise 100 basis points.  While management still places a lower probability on significant rate declines, based upon the Federal Reserve increasing the federal funds rate by 375 basis points from June 2004 through March 2006 and consensus projections of further rate increases, the model simulation also indicates net interest income would increase by 0.3 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 5.8 percent at December 31, 2005.  For the first quarter of 2006, the gap remained negative, close to December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At March 31, 2006, the Company had available lines of credit of $232 million.   The Company had $331 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $192,874,000 at March 31, 2006 as compared to $161,547,000 at March 31, 2005.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  At March 31, 2006, cash and cash equivalents were higher due to the addition of Century; of the $192,874,000 in cash and cash equivalents, $132,359,000 directly relates to Century.  The higher liquidity maintained by Century pertains in part to late day settlement transactions (wire transfers) for large commercial customers in the Orlando market.  At March 31, 2005, cash and cash equivalents were allowed to increase due to some concern that a portion of funding (deposits) may be transitory since the deposits were derived from insurance proceeds due to hurricanes.  The Company believes its liquidity to be strong and stable.

EFFECTS OF INFLATION AND CHANGING PRICES

The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with U. S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

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

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company’s annual report on Form 10-K for the year ended December 31, 2005 under “Special Cautionary Notice Regarding Forward Looking Statements”, and otherwise in the Company’s Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the SEC, including the SEC’s website at http://www.sec.gov.

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

The Company also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.5 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 5.3 percent versus the EVE in a stable rate environment.

While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact.  Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon, i.e., the next fiscal year.  Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, change in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

#

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2006 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

#

Part II OTHER INFORMATION

Item 1.

Legal Proceedings

The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the business in which they are engaged.  Management presently believes that none of the legal proceedings to which it is a party are likely to have a material adverse effect on the Company’s consolidated financial position, or operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part 1 under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.

Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No issuer purchases of equity securities have occurred during the first three months of 2006.

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 6.

Exhibits and Reports on Form 8-K and S-4

Exhibit 3.1 Amended and Restated Articles of Incorporation

Exhibit 3.2 Amended and Restated By-laws of the Company

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.1 Amended and Restated Revolving and Term Loan Agreement, dated as of February 17, 2006, by and between the Company and SunTrust Bank.

Incorporated herein by reference from the Company’s Current Report of Form 8-K, dated March 8, 2006.

Exhibit 10.2 Renewal and Decrease Revolving Promissory Note, dated as of February 17, 2006, by and between the Company, as borrower and SunTrust Bank.

Incorporation herein by reference from the Company’s Current Report of Form 8-K, dated March 8, 2006.

Exhibit 10.3 Term Promissory Note, dated as of February 17, 2006, by and between the Company, as borrower, and SunTrust Bank.

Incorporated herein by reference form the Company’s Current Report of Form 8-k, dated March 8, 2006.

Exhibit 10.4 Employment Agreement dated as of November 22, 2005 by and between Seacoast Banking Corporation of Florida, First National Bank and Trust Company of the Treasure Coast and Joe. G. Mullins, including Amendment No. 1 thereto

Incorporated herein by reference form the Company’s Current Report of Form 8-K, dated March 6, 2006.

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

Form 8-K filed on March 8, 2006

On February 17, 2006, the Board of Directors of Seacoast ratified and approved a modification, restructuring and conversion of a revolving loan agreement with SunTrust Bank dated September 6, 2001, as amended by a first amendment on January 11, 2005 and a second amendment dated September 6, 2005, which provided a revolving line of credit loan in the maximum principal amount of $15 million.  The modification and restructuring converts the existing loan to a revolving line of credit loan in the maximum principal amount of $8 million and a term loan in the amount of $12 million, for the purposes of restructuring the prior loan, refinancing other existing indebtedness and providing additional funding for other general corporate purposes, including but not limited to, acquisitions and capital needs of all presently owned or hereafter acquired banking subsidiaries.  The commitment termination date for the revolving loan portion is February 16, 2007.  The maturity for the term loan portion is February 17, 2009.

Form 8-K filed on April 6, 2006

The employment agreement dated as of November 22, 2005 between Seacoast, Seacoast National Bank f/k/a First National Bank and Trust Company of the Treasure Coast (the “Bank”), a wholly owned subsidiary of Seacoast, and Mr. Joe Mullins became effective as of April 1, 2006.  Additionally, an amendment to the agreement was entered into by the same parties on March 31, 2006, which became effective April 1, 2006 with the completion of the merger with Big Lake Financial Corporation (“Big Lake”), the parent of Big Lake National Bank (“BLNB”).  The employment agreement and amendment thereto is attached to the 8-K.  Mr. Mullins was the President of Big Lake and will continue to serve as an executive officer of the Bank.

The 8-K also provided that on April 1, 2006, Seacoast completed its acquisition of Big Lake and its merger into Seacoast, and included a copy of the news release for this event, dated April 3, 2006.  At the effective time of the merger, all outstanding shares of Big Lake were exchanged for 1,775,000 shares of Seacoast common stock, including 3,832 outstanding options to purchase shares which were exercised at the closing of the merger.  Shareholders of Big Lake received 2.95427 shares of Seacoast common stock for each share of Big Lake common stock.

Form 8-K filed on April 28, 2006

On April 25, 2006, the Registrant announced its financial results for the first quarter ended March 31, 2006.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on April 26, 2006 and data charts referenced in the conference call.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 9, 2006

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

May 9, 2006

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#