Form 10-Q/A
period 2006-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2006-05-12
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

__________________

FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ______________
Commission file number 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA
(Exact Name of Registrant as Specified in Its Charter)
Florida	59-2260678
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)
815 COLORADO AVEUNE, STUART FL	34994
(Address of Principal Executive Offices)	(Zip Code)
(772) 287-4000
_____________________________________________ (Registrant’s Telephone Number, Including Area Code)

___________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Yes [ ] No [X ]

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