Form 10-Q
period 2006-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2006-08-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

__________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 0-13660

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
Yes [ ] No [X]

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

Common Stock, $.10 Par Value – 18,958,534 shares

#

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets - June 30, 2006 and December 31, 2005	4 - 5

Condensed consolidated statements of income - Three months and six months ended June 30, 2006 and 2005	6

Condensed consolidated statements of cash flows - Six months ended June 30, 2006 and 2005	7-8

Notes to condensed consolidated financial statements	9 - 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Evaluation of Disclosure Controls and Procedures	38

Part II OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	39-40

Item 3. Defaults upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	41

Item 6. Exhibits and Reports on Form 8-K	41-42

SIGNATURES	43

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits Total cash and cash equivalents	$ 70,177 100,514 170,691	$ 67,373 153,120 220,493
Securities:
Held for sale (at fair value) Held for investment (fair values: $137,268 at June 30, 2006 and $147,130 at December 31, 2005)	367,766 141,734	392,952 150,072
TOTAL SECURITIES Loans available for sale	509,500 3,362	543,024 2,440
Loans Less: Allowance for loan losses	1,614,646 (12,241)	1,289,995 (9,006)
NET LOANS	1,602,405	1,280,989
Bank premises and equipment, net Goodwill and other intangible assets Other assets	37,320 57,149 34,815	22,218 33,901 29,109
	$2,415,242	$2,132,174
LIABILITIES
Deposits	$2,028,605	$1,784,219
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Borrowed funds Subordinated debt	104,941 26,218 41,238	96,786 45,485 41,238
Other liabilities	11,397	11,726
	2,212,399	1,979,454

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2006	December 31, 2005
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 18,969,914 and outstanding 18,753,667 shares and 204,867 restricted shares at June 30, 2006, issued 17,103,650 and outstanding 16,900,198 shares and 184,117 restricted shares at December 31, 2005	1,897	1,710
Other shareholders’ equity	200,946	151,010
TOTAL SHAREHOLDERS' EQUITY	202,843	152,720
	$2,415,242	$2,132,174

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 28,976 6,214 1,018	$ 17,348 5,725 774	$ 51,987 11,626 2,353	$ 31,834 10,713 1,194
TOTAL INTEREST INCOME	36,208	23,847	65,966	43,741
Interest on deposits Interest on borrowed money	10,043 2,203	4,887 1,121	17,474 4,281	8,742 1,916
TOTAL INTEREST EXPENSE	12,246	6,008	21,755	10,658
NET INTEREST INCOME Provision for loan losses	23,962 280	17,839 269	44,211 560	33,083 707
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,682	17,570	43,651	32,376
Noninterest income Securities gains (losses), net Other income	(97) 6,519	41 5,588	(86) 11,823	44 10,149
TOTAL NONINTEREST INCOME	6,422	5,629	11,737	10,193
TOTAL NONINTEREST EXPENSES	19,876	14,642	35,985	27,954
INCOME BEFORE INCOME TAXES Provision for income taxes	10,228 3,794	8,557 3,082	19,403 7,103	14,615 5,254
NET INCOME	$ 6,434	$ 5,475	$ 12,300	$ 9,361

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.34 0.34 0.15	$ 0.33 0.33 0.14	$ 0.68 0.69 0.30	$ 0.58 0.59 0.28

Average shares outstanding - diluted Average shares outstanding – basic	19,103,077 18,727,475	16,706,162 16,345,301	18,200,400 17,825,416	16,202,134 15,830,012

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 64,879 11,774 (21,726) (36,030) (7,095) (119,834) 118,912 1,575	$ 44,079 10,391 (10,509) (28,075) (5,937) (126,976) 123,435 (1,752)
Net cash provided by operating activities	12,455	4,656

Cash flows from investing activities

  Maturities of securities held for sale

  Maturities of securities held for investment

  Proceeds from sale of securities held for sale

  Purchases of securities held for sale

  Net new loans and principal repayments

  Additions to bank premises and equipment

  Purchase of Big Lake and Century, net of cash acquired

  Purchase of branch, net of cash acquired

	73,056 13,857 103,665 (89,422) (125,205) (6,497) 46,507 0	67,702 28,096 50,568 (110,555) (139,873) (1,432) 121,046 13,538
Net cash provided by investing activities	15,961	29,090

Cash flows from financing activities

  Net increase (decrease) in deposits

  Net increase (decrease) in federal funds purchased

    and repurchase agreements

  Net increase (decrease) in borrowings and subordinated debt

  Stock based employee benefit plans

  Dividends paid

	(56,502) 2,020 (19,000) 637 (5,373)	49,733 (1,035) 24,619 331 (4,523)
Net cash provided by (used in) financing activities	(78,218)	69,125
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of year	(49,802) 220,493	102,871 89,678
Cash and cash equivalents at end of period	$ 170,691	$ 192,549

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

  Depreciation

  Amortization of premiums and discounts on securities

  Other amortization and accretion

  Change in loans available for sale, net

  Provision for loan losses

  Losses (gains) on sale of securities

  Loss on fair value interest rate swap

  Gain on sale of loans

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 12,300 1,277 116 (32) (922) 560 86 0 (62) 179 (718) 29 (1,331) 245 1,575 (847)	$ 9,361 1,033 873 206 (3,541) 707 (44) 267 (59) 0 (474) 149 (412) (406) (1,752) (1,252)
Net cash provided by operating activities	$ 12,455	$ 4,656
Supplemental disclosure of non-cash investing activities:
Fair value adjustment to securities	$(2,001)	$ (70)
Purchase of Big Lake, new shares issued	43,594	0
Purchase of Century, treasury stock issued	0	33,448
Transfer of loans to other real estate owned	139	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

FASB INTERPRETATION ON ACCOUNTING FOR UNCERTAIN TAX POSITIONS.  The FASB has issued an Interpretation that will clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation will require additional financial statement disclosures about certain tax positions.  The Interpretation is expected to be effective for fiscal years beginning after December 15, 2006.  When adopted, the Company believes this interpretation will not materially impact its consolidated financial position and results of operations.

NOTE B - ACQUISITION

On April 1, 2006, the Company acquired 100% of the outstanding preferred and common shares of Big Lake Financial Corporation, a single bank holding company located in Okeechobee in Central Florida.  The purchase was one hundred percent stock-based (with the exception of cash paid for fractional shares of common stock) and resulted in the issuance of 1,775,000 shares of the Company’s common stock. Big Lake Financial Corporation’s bank subsidiary, Big Lake National Bank, with nine locations in seven counties, operated as a separate subsidiary of Seacoast until June 5, 2006 when Big Lake National Bank was merged with Seacoast National Bank, a banking subsidiary of Seacoast Banking Corporation of Florida (“Seacoast”).  The following table shows the excess purchase price over carrying value of net assets acquired, estimated purchase price allocations and goodwill:

(Dollars in thousands)
Purchase price	$ 44,980
Carrying value of net assets acquired	(23,536)
Excess of purchase price over carrying value of net assets acquired	21,444
Purchase accounting adjustments
Securities	1,381
Core deposit intangible	(6,787)
Loans	2,706
Bank premises	(3,353)
Deferred taxes	1,041
Other liabilities	110
Pre-acquisition goodwill and core deposit intangible	732
Goodwill	$ 17,274

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if the acquisition had occurred as of January 1, 2006 and January 1, 2005:

#

#

	Six Months Ended
(Dollars in thousands)	June 30, 2006	June 30, 2005
Net interest income	$ 47,632	$ 39,147
Provision for loan losses	610	854
Net interest income after provision for loan losses	47,022	38,293
Noninterest income	12,452	11,463
Noninterest expenses	40,155	33,032
Income before income taxes	19,319	16,724
Provision for income taxes	7,071	6,012
Net income	$ 12,248	$ 10,712

Per share common stock:
Net income diluted	$ 0.64	$ 0.60
Net income basic	0.65	0.61

Average shares outstanding – diluted	19,082,997	17,977,134
Average shares outstanding – basic	18,708,013	17,605,012

The estimated fair value of acquired assets and liabilities, including identifiable intangible assets recorded, are preliminary and subject to refinement as plans are finalized and additional information becomes available.  Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.

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

On July 1, 2006, we renewed our property insurance and due to the damages by named storms in the past two years were only able to obtain wind coverage for named storms with a deductible of $5 million and for all other storms a deductible of 5% of insured value.  We continue to maintain business interruption insurance.  As a result of the hurricanes that struck our markets in 2005, we incurred wind related damage of approximately $700,000 to our facilities, which is well within the new deductible, and which we would be required to pay if we suffered similar losses in the future.  At July 1, 2006, the insured value of all of the Company’s properties approximated $50 million.  Insurance coverage of properties securing our loans may be subject to similar increases in deductibles or other terms that decrease the available insurance coverage and that may result in more risk to our borrowers and our real estate-secured loans.   Inflation, changes in building codes and ordinances, environmental considerations and other factors may also make it more expensive, in light of the reduced insurance available, for us or our borrowers  to replace or repair wind damage to our respective properties.

#

NOTE D - COMPREHENSIVE INCOME

At June 30, 2006 and 2005, comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$ 6,434	$ 5,475	$12,300	$ 9,361
Unrealized gain (loss) on cash flow hedge (net of tax)	0	(18)	0	57
Unrealized losses on securities held for sale (net of tax)	(714)	1,173	(1,297)	(7)
Net reclassification adjustment	267	0	113	0
Comprehensive income	$5,987	$ 6,630	$11,116	$ 9,411

NOTE E– BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Basic:
Net income	$ 6,434	$ 5,475	$ 12,300	$ 9,361
Average shares outstanding	18,727,475	16,345,301	17,825,416	15,830,012
Basic EPS	$0.34	$0.33	$0.69	$0.59

Diluted:
Net income	$ 6,434	$ 5,475	$ 12,300	$ 9,361
Average shares outstanding	18,727,475	16,345,301	17,825,416	15,830,012
Net effect of dilutive stock options – based on treasury stock method	375,602	360,861	374,984	372,122

TOTAL	19,103,077	16,706,162	18,200,400	16,202,134

Diluted EPS	$ 0.34	$ 0.33	$ 0.68	$ 0.58

NOTE F – TERM LOAN / LINE OF CREDIT

On February 16, 2006, the Company reduced the amount available to be borrowed under its unsecured revolving line of credit from $15.0 million to $8.0 million and entered into a $12.0 million term loan with a maturity of three years from the inception date.  The revolving unsecured line of credit was (and is) renewable annually.  The addition of the term loan provides a stable, more long-term source of funding for the parent company.  The rate for the unsecured revolving line of credit adjusts quarterly based on the 3-month London InterBank Offered Rate (“LIBOR”) plus 130 basis points.  No advances have been drawn on the unsecured revolving line of credit since February 16, 2006; the rate on advances during the first quarter of 2006 (prior to February 16, 2006) was 5.83 percent.  The rate on the term loan also adjusts quarterly, based on the 3-month LIBOR plus 133 basis points; the rate during the first and second quarter of 2006 was 6.05 percent and 6.28 percent, respectively.

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

The Company’s stock option and stock appreciation rights plans were approved by the Company’s shareholders on April 25, 1991, April 25, 1996, and April 20, 2000.  The number of shares of common stock that may be granted pursuant to the 1991 and 1996 plans shall not exceed 990,000 shares for each plan and pursuant to the 2000 plan shall not exceed 1,320,000 shares.  The Company has granted options and stock appreciation rights on 826,000, 933,000 and 461,000 shares for the 1991, 1996 and 2000 plans, respectively, through June 30, 2006.  Under the 2000 plan the Company granted stock settled appreciation rights (“SSARs”) of 113,000 shares and issued 21,000 shares of restricted stock awards during 2006, granted options on 56,000 shares and issued 28,000 shares of restricted stock awards during 2005 and granted options on 99,000 shares and issued 52,000 shares of restricted stock awards during 2004.  Under the plans, the option or SSARs exercise price equals the common stock’s market price on the date of the grant.  All options issued prior to December 31, 2002 have a vesting period of four years and a contractual life of ten years.  All options or SSARs issued after that have a vesting period of five years and a contractual life of ten years; in addition, 50,000 options may accelerate their vesting upon obtainment of minimum earnings growth.  To the extent the Company has treasury shares available, stock options exercised or stock grants awarded may be issued from treasury shares or, if treasury shares are lacking, the Company can issue new shares.  The Company has a single share repurchase program in place, approved on September 18, 2001, authorizing the repurchase of up to 825,000 shares; the maximum number of shares that may yet be purchased under this program is 334,000.  The Company does not intend to repurchase any significant amount of shares at this time.

Stock option fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions.  Option pricing models require the use of highly subjective assumptions, including expected price volatility, which when changed can materially affect fair value estimates.  Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options or SSARs.  The more significant assumptions used in estimating the fair value of stock options and SSARs include risk-free interest rates ranging from 5.10 percent in 2006, 3.90 percent to 4.50 percent in 2005, 4.22 percent in 2004 and 4.25 percent in 2003; dividend yields of 2.25 percent in 2006, 2.36 percent in 2005, 2.52 percent in 2004 and 2.92 percent in 2003; weighted average expected lives of the stock options of 5 years and 7 years in 2006, 7 years in 2005 and 5 years in 2004 and 2003; and volatility of the Company’s common stock of 18 percent in 2006 and 2005, and 13 percent in 2004 and 2003.  Additionally, the estimated fair value of stock options and SSARs is reduced by an estimate of forfeiture experience which was 12 percent for 2006, and 13 percent for 2005, 2004 and 2003.

On approximately one-half of the restricted stock awards the restriction expiration is dependent upon the Company achieving minimum earnings per share growth during a five-year vesting period.  The following table presents a summary of stock option and SSARs activity for the six months ended June 30, 2006:

	Number of Shares	Option or SSAR Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
January 1, 2006	737,000	$6.59 – $22.92	$13.22
Granted Exercised	113,000 (73,000)	26.72 6.59 – 8.79	26.72 6.90
June 30, 2006	777,000	6.59 – 26.72	15.79	$8,423,000

Cash received for stock options exercised during the first six months of 2006 totaled $508,000; the intrinsic value of options exercised totaled $1,439,000 based on market price at the date of exercise.  No windfall tax benefits were realized from the exercise of the stock options and no cash was utilized to settle equity instruments granted under stock option awards.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

Options / SSARs Outstanding		Options / SSARs Exercisable (Vested)
Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
777,000	5.79	422,000	10.97	3.43	$6,609,000

Since December 31, 2005, SSARs for 113,000 shares have been granted and stock options for 9,000 shares have vested; no stock options or SSARS have been forfeited.  Non-vested stock options and SSARs for 355,000 shares were outstanding at June 30, 2006 and are as follows:

#

Number of Non-Vested Stock Options and SSARs	Weighted Average Remaining Contractual Life In Years	Weighted Average Fair Value	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
355,000	8.61	3.64	$1,014,000	3.93

Since December 31, 2005, restricted stock awards on 21,000 shares have been issued, but no awards have vested or been forfeited.  Non-vested restricted stock awards for a total of 205,000 shares were outstanding at June 30, 2006, 21,000 more than at December 31, 2005, and are as follows:

Number of Non-Vested Restricted Stock Award Shares	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
205,000	$2,123,000	3.20

During the first and second quarters of 2006, the Company recognized $295,000 pre-tax ($210,000 after-tax) and $290,000 pre-tax ($202,000 after-tax), respectively, of non-cash compensation expense.

No cash was utilized to settle equity instruments granted under restricted stock awards.  No compensation cost has been capitalized and no modifications have occurred with regard to the contractual terms for stock options, SSARs or restricted stock awards.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER 2006

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

ACQUISITION

On April 1, 2006, the Company acquired Big Lake Financial Corporation (a holding company) and its single banking subsidiary, Big Lake National Bank, a commercial bank located in central Florida serving the counties of DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee and St. Lucie.  Loans and deposits totaling approximately $204 million and $301 million, respectively, at March 31, 2006 were acquired.  Big Lake’s St. Lucie county branch was closed and merged into an existing branch.  The purchase resulted in a deposit-based intangible estimated at $6.8 million and goodwill of $17.3 million.  The deposit-based intangible will be amortized over an estimated life of 8.6 years.  The estimated fair value of acquired assets and liabilities, including identifiable intangible assets recorded, are preliminary and subject to refinement as plans are finalized and additional information becomes available (see “Note B” of the “Notes to Condensed Consolidated Financial Statements”).

On June 5, 2006, the Company merged Big Lake National Bank into Seacoast National Bank, one of its other bank subsidiaries.  During the second quarter of 2006, the cost of integration totaled $582,000 pre-tax ($378,000 after-tax or $0.02 per share).  This amount includes costs for employee retention, overtime, data processing, and check replacement costs; all of these costs were included in noninterest expense.

NAME CHANGE – BANK SUBSIDIARY

On May 1, 2006, the Company’s primary subsidiary bank, First National Bank and Trust Company of the Treasure Coast, changed its name to Seacoast National Bank.  The Company’s acquisition activity and resultant expanded presence in additional Florida counties led the Company to believe that there was an opportunity to distinguish its bank subsidiary from competing institutions and align its subsidiary bank’s name more closely to its own.  The integration of Big Lake National Bank and the final integration of Century National Bank (“Century”) in the third quarter 2006 also influenced the decision.  During the second quarter of 2006, expenses included in the results of operations associated with the name change totaled $304,000 pre-tax ($198,000 after-tax or $0.01 per share).  This amount was principally comprised of write-offs of existing signage and obsolete inventory (i.e., stationery and supplies, printed materials, etc.).

RECENT DEVELOPMENTS

Recently, National City Corporation (NCC) announced the acquisition of two of the Company’s primary competitors in its South Florida Coastal markets.  This is NCC’s (headquartered in Cleveland, Ohio) first acquisition in the state of Florida and it plans to integrate the Florida based companies in 2007 after appropriate approvals have been received.  The acquisition may provide Seacoast and the other remaining banking companies an opportunity to gain additional business as a result of customer and employee loss due to difficulties with the integration.  However, NCC may also prove to be a more able competitor for Seacoast.

EARNINGS SUMMARY

Net income for the second quarter of 2006 totaled $6,434,000 or $0.34 per share diluted, compared to $5,866,000 or $0.34 per share diluted recorded in the first quarter of 2006, and $5,475,000 or $0.33 per share diluted in the second quarter of 2005.

Return on average assets was 1.07 percent and return on average shareholders' equity was 12.43 percent for the second quarter of 2006, compared to first quarter 2006’s result of 1.13 percent and 14.98 percent, respectively, and second quarter 2005's performance of 1.13 percent and 16.07 percent, respectively.

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

Allowance and Provision for Loan Losses

The information contained on pages 22-23 and 26-31 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Securities Held for Sale

The fair value of the held for sale portfolio at June 30, 2006 was less than historical amortized cost, producing net unrealized losses of $7,722,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the held for sale portfolio.

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

Goodwill Impairment

The Company’s goodwill is no longer amortized, but tested annually for impairment.  The amount of goodwill at June 30, 2006 totaled approximately $48.6 million, including approximately $2.6 million that was acquired in 1995 as a result of the purchase of a community bank in the Company’s Treasure Coast market, $28.6 million from the acquisition of Century National Bank (“Century”) in 2005, and $17.3 million from the acquisition of Big Lake Financial Corporation (“Big Lake”) in 2006.

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

The goodwill from the Big Lake acquisition results from a purchase price in excess of the net assets acquired.  The purchase price when compared to other purchase transactions and deal valuations was comparable.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of our business activities.  These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved.  Estimates may be adjusted as changes in circumstance occur and the actual costs of resolving these claims may be substantially higher or lower than amounts reserved for those claims.  No amounts have been accrued as of June 30, 2006 as management is not aware of any significant probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2006 totaled $24,030,000, $6,163,000 or 34.5 percent more than for 2005’s second quarter and $3,756,000 or 18.5 percent higher than for first quarter 2006, a result of an improving asset mix, growth in earning assets, maintaining a favorable deposit mix and margin improvement.

Year over year the mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 70.6 percent for the second quarter of 2006 compared to 59.6 percent a year ago, while average securities decreased from 34.6 percent to 25.6 percent and federal funds sold and other investments decreased to 3.8 percent from 5.8 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding residential loan balances declining (see “Loan Portfolio”).

Net interest margin on a tax equivalent basis increased 38 basis points over the last twelve months to 4.29 percent for the second quarter of 2006 and was up 13 basis points from 4.16 percent in the first quarter of 2006.  Overall, the net interest margin was favorably impacted by approximately 8 basis points in the second quarter of 2006 as a result of the application of purchase accounting to the fixed rate loan and investment portfolios acquired from Big Lake.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Second quarter 2005	17,867	3.91%
Third quarter 2005	19,091	4.01
Fourth quarter 2005	20,062	4.04
First quarter 2006	20,274	4.16
Second quarter 2006	24,030	4.29

The yield on earning assets for the second quarter of 2006 was 6.47 percent, 125 basis points higher than the same period results in 2005, reflecting an improving earning assets mix over 2005 and into 2006 and increased interest rates.  Interest rates have increased 425 basis points since the Federal Reserve began increasing interest rates, with 200 basis points occurring during the last twelve months.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2006	2006	2005	2005	2005
Yield	6.47%	6.11%	5.76%	5.48%	5.22%

The yield on loans improved 95 basis points to 7.33 percent over the last twelve months as a result of a change in mix due to loan growth and a greater percent of the portfolio in floating rate loans.  In addition, an increase in the yield on investment securities of 73 basis points year over year to 4.34 percent was recorded and the yield on federal funds sold and other investments grew 182 basis points to 4.73 percent.  Average earning assets for the second quarter of 2006 increased $416.0 million or 22.7 percent compared to the second quarter in 2005.  Average loan balances grew $495.0 million (or 45.3 percent) to $1,586.6 million, average federal funds sold and other investments decreased $20.5 million to $86.3 million, and average investment securities were $58.4 million (or 9.2 percent) lower, totaling $576.2 million.

The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County and the opening of a loan production office in Brevard County.  The acquisition of Big Lake during the current quarter increased average loan balances $203.7 million.  The addition of another full service branch in Palm Beach County in May 2006 and one (possibly two) in Brevard County, as well as Big Lake’s eight locations this quarter will further assist in expanding the Company’s loan origination capabilities. At June 30, 2006, commercial lenders in these markets (Palm Beach County, Brevard County, Orlando and Big Lake region) have loan pipelines totaling $202 million and total outstanding loans of $693.1 million at June 30, 2006.  At June 30, 2006, the Company’s total loan pipeline was $276 million, compared to $256 million one year ago.

Total commercial loan production for second quarter 2006 totaled $106 million compared to $119 million for the second quarter a year ago and $117 million for the first quarter of 2006.  The Company expects economic conditions in the markets it serves to remain favorable, with similar production results expected in the third quarter of 2006.

Closed residential loan production during the second quarter of 2006 totaled $50.8 million, of which $16.0 million was sold servicing released.  In comparison, $60.1 million in residential loans were produced in the second quarter of 2005, with $15.7 million sold servicing released, and $40.4 million was produced in the first quarter of 2006, with $7.0 million sold servicing released.  Higher mortgage rates and a slow down in existing home sales in the Company’s markets has reduced demand for residential mortgages.

During the second quarter of 2006, maturities (principally pay-downs) of securities totaled $53.1 million, security sales totaled $74.8 million, and security purchases totaled $51.6 million.  Sales included securities from Big Lake’s portfolio of $37.2 million.  Remaining sales during the quarter were principally comprised of floating rate securities yielding 5.39 percent to 5.93 percent with average lives of 1.3 years to 3.9 years that were sold to fund loan growth.  In comparison, during the first quarter of 2006, maturities of securities totaled $33.8 million, security sales totaled $28.9 million, and security purchases totaled $37.8 million.  Sales in the first quarter of 2006 were also comprised of floating rate securities yielding 4.80 percent with durations of 0.9 years to 1.7 years and fair market values close to amortized cost.  With the possibility that the Federal Reserve is nearing the end of increases in interest rates, some of the proceeds were reinvested in fixed rate securities with yields ranging from 5.49 percent to 5.77 percent and average lives ranging from 5.0 to 7.0 years.  The investment portfolio has and is expected to continue to provide needed liquidity to fund growth in the loan portfolio.

Lower cost interest bearing deposits (NOW, savings and money market balances) were 58.5 percent of average interest bearing liabilities for the second quarter of 2006, versus 60.8 percent a year ago, and a significant component favorably affecting the Company’s net interest margin.  Average certificates of deposit (“CDs”) (a higher cost component of interest bearing liabilities) increased slightly to 31.4 percent of interest bearing liabilities from 28.8 percent a year ago.  Consistent with prior periods where interest rates have increased, customers have migrated to higher cost CDs from alternative lower cost interest bearing deposit products.  Borrowings (including federal funds purchased, sweep repurchase agreements with customers of the Company’s subsidiary, subordinated debt and other borrowings) were slightly lower at 10.2 percent of interest bearing liabilities for the second quarter of 2006, versus 10.4 percent in 2005.

The cost of interest-bearing liabilities in the second quarter of 2006 increased 113 basis points to 2.89 percent from second quarter 2005 and was 34 basis points higher than for first quarter 2006, a result of the impact of the Federal Reserve increasing short-term interest rates by 50 basis points in the second quarter of 2006 and 200 basis points since the second quarter of 2005.  Based on recent Federal Reserve commentary, it remains uncertain how much higher short-term interest rates will be raised in 2006.  The following table details the cost of interest bearing liabilities for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2006	2006	2005	2005	2005
Rate	2.89%	2.55%	2.27%	1.95%	1.76%

The average aggregated balance for NOW, savings and money market balances increased $164.5 million or 19.8 percent to $995.0 million from second quarter 2005 and average noninterest bearing deposits increased $61.5 million or 14.2 percent to $496.3 million, while average certificates of deposit (“CDs”) increased by $140.3 million or 35.7 percent to $533.6 million.  The Company’s market expansion and commercial lending growth has favorably impacted deposit growth.  Most new commercial loan relationships result in a new noninterest bearing deposit relationship.  In addition, growth in low-cost/no cost funding sources reflects the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  Growth in deposits in the fourth quarter of 2004 and first quarter of 2005 was favorably impacted by insurance proceeds received by customers as a result of damage from two hurricanes that impacted the Company’s market area in September 2004.  These “hurricane” deposits have decreased over the past twelve months as customers have completed activities to repair damage. Excluding the average deposits from the Big Lake acquisition, which accounted for $162.7 million, $76.4 million and $43.7 million of the growth indicated for aggregate NOW, savings and money market balances, noninterest bearing deposits and CDs, respectively, average total deposits  increased $83.6 million or 5.0 percent, comparing second quarter 2006 to second quarter 2005.

Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) increased, by $24.0 million or 29.5 percent to $105.1 million for the second quarter of 2006, versus a year ago.  Average other borrowings including subordinated debt increased by $7.0 million or 11.6 percent to $67.5 million, reflecting the issuance of $20.6 million in subordinated debt on December 16, 2005, the addition of a $12.0 million term loan for the parent company on February 16, 2006 (see “Note F” of the “Notes to the Condensed Consolidated Financial Statements”), the payoff of a $6.0 million advance on the parent company’s unsecured revolving line of credit on February 16, 2006, and the maturity of a $25.0 million Federal Home Loan Bank (“FHLB”) advance on January 30, 2006.  The subordinated debenture was issued in conjunction with the formation of a Connecticut trust subsidiary, which completed a private placement of $20.0 million of Floating Rate Preferred Securities.  The Company has an aggregate total of $40.0 million in Floating Rate Preferred Securities after combining this issuance with an additional $20.0 million issued on the last day of the first quarter in 2005.  Current rates for the two issuances of subordinated debt (and associated trust preferred securities) are 6.66 percent and 7.25 percent, respectively.  These rates adjust every three months.  The proceeds from the sale of the trust preferred securities and the term loan have been used to support the purchase of Century, to maintain capital, and for general corporate purposes.  The FHLB advance that matured was a three-year floating rate agreement with interest payable quarterly and reset quarterly based on LIBOR; the rate at maturity was 4.25 percent.  Simultaneously expiring with the maturity of the FHLB advance was a cash flow hedge with a like notional amount of $25.0 million; the interest rate provided by the hedge at maturity was 3.12 percent.

PROVISION FOR LOAN LOSSES

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (“OCC”), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise. (See “Nonperforming Assets” and “Allowance for Loan Losses”)

A provision for loan losses of $280,000, $280,000, $330,000, $280,000 and $269,000 was recorded in the second and first quarter of 2006, and the fourth, third, and second quarter of 2005, respectively.  The increased loss exposure as a result of the loan growth in 2005 and in 2006 is partially offset by the Company’s continued stable credit quality, and low nonperforming assets.  Net recoveries of ($76,000) or (0.02) percent of average loans for the second quarter of 2006 was comparable to ($80,000) or (0.02) percent of average loans for the first quarter of 2006, and compares to net charge-offs of $135,000 or 0.01 percent for all of 2005.  Net charge-offs have been nominal in prior years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

As the Company’s loan portfolio continues to grow, increased loan loss provisions may result as the increased exposure to higher risk credits could result in greater inherent losses in the loan portfolio.  In addition to loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.

The Company’s expansion into Palm Beach and Brevard counties, and the addition of Century and Big Lake, as well as growth in the Company’s other markets over the last three years has resulted in double-digit commercial and residential real estate loan growth.  A historically favorable credit loss experience in these portfolios has made it unnecessary to provide large additions to the allowance for loan losses.  Also, although Century’s portfolio is only six years old, no credit losses have ever been recorded for Century.  In addition, Big Lake’s net charge-offs for the second quarter totaled only $4,000.  The Company has been working on strengthening the manner in which it monitors loans and the allowance for loan losses, as well as its credit administration policies (see “Nonperforming Assets”).  However, a decline in economic activity could impact the demand for real estate and the Company’s loss experience resulting in larger additions to the allowance for loan losses.  The last time the Company experienced significant net charge-offs and nonperforming loans was during the period 1988-1993 when the real estate markets in Florida experienced deflation and the national economy was in recession.  Management believes that its current credit granting processes follows a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during all economic cycles.

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $6,519,000 for the second quarter of 2006, $1,215,000 or 22.9 percent higher than for the first quarter of 2006, and $931,000 or 16.7 percent higher than for the second quarter of 2005.  Excluding the impact of interest rate swap profits and losses, noninterest income accounted for 21.4 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses and interest rate swap profit and losses) in the second quarter of 2006 compared to 23.0 percent a year ago.  The addition of Big Lake contributed $787,000 to noninterest income in the second quarter of 2006.  Noninterest income for the first and second quarter of 2006, and the second quarter of 2005 is detailed as follows:

	2nd Qtr 2006	1st Qtr 2006	2nd Qtr 2005
Service charges on deposits	$1,801	$1,242	$1,246
Trust income	801	712	684
Mortgage banking fees	331	209	425
Brokerage commissions and fees	1,042	776	634
Marine finance fees	868	793	836
Debit card income	558	463	441
Other deposit based EFT fees	102	97	109
Merchant income	619	679	605
Other income	397	333	359
Interest rate swap loss	0	0	249
Total	$6,519	$5,304	$5,588

Revenues from the Company’s financial services businesses increased year over year for the second quarter.  Brokerage commissions and fees increased an unusually strong $408,000 or 64.4 percent from the second quarter of 2005 and trust income grew $117,000 or 17.1 percent.  Included in brokerage commissions in the second quarter and year-to-date results for 2006 was a commission of $168,000 collected from a single customer on an insurance annuity sale.  Combined, trust income and brokerage commissions and fees totaled $1,843,000 in the second quarter of 2006, up from the $1,488,000 earned in the first quarter of 2006.  For the six-month period ended June 30, 2006, brokerage and trust revenue (aggregated) was $696,000 or 26.4 percent greater than prior year.  While revenues from wealth management services have generally improved as customers return to the equity markets, it remains challenging due to the uncertain economic environment.

Service charges on deposits were $555,000 or 44.5 percent higher year over year for the second quarter and $704,000 or 30.1 percent greater for the first six months.  Service charges from Big Lake comprised $486,000 of this increase.  Overdraft fees totaled $1,329,000 during the second quarter of 2006, increasing $425,000 or 47.0 percent from the second quarter of 2005.  Of the $425,000, the addition of Big Lake provided $371,000.  In addition, total noninterest bearing deposit service charges were $80,000 or 49.7 percent higher year over year for the second quarter and remaining service charges increased $50,000.  Of these increases, Big Lake contributed $78,000 and $37,000, respectively.

In the second quarter of 2006, marine finance fees from the sale of marine loans increased $32,000 or 3.8 percent compared to 2005’s second quarter, and for the first six months of 2006 were $127,000 or 8.3 percent higher.  The Company’s marine finance division (Seacoast Marine Finance) produced $46.8 million in marine loans during the second quarter of 2006, compared to $51.1 million in the second quarter of 2005 and $46.7 million in the first quarter of 2006.  Of the production in the second and first quarters of 2006, $0.8 million and $0.2 million, respectively, was not sold and instead was added to the Company’s marine portfolio.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California and New England.  The production team in California is capable of not only serving California, but Washington and Oregon as well.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the second quarter of 2006, debit card income increased $117,000 or 26.5 percent from a year ago, and for the first six months of 2006 income was $164,000 or 19.1 percent higher.  Contributing to these increases was the addition of $83,000 in revenue from Big Lake.  Other deposit based electronic funds transfer (“EFT”) income decreased, by $7,000 or 6.4 percent for the second quarter and by $31,000 or 13.5 percent for the first six months, year over year.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA and MasterCard.

Mortgage banking revenue as a component of overall noninterest income has diminished, from 9.8 percent for the first six months of 2005 to 4.6 percent in 2006.  This is directly related to a greater volume of loans as a percent of overall production being retained in the loan portfolio, and a result of the rising interest rate environment reducing overall mortgage production.  Excluding the addition of Big Lake, mortgage banking revenue totaled $222,000 for the second quarter of 2006, a decline of $203,000 or 47.8 percent from a year ago, and for the first six months was $564,000 or 56.7 percent lower.  While the addition of the Big Lake region further expands our market reach and ability to generate mortgages, the Company acknowledges that higher interest rates have dampened the residential real estate markets not only in Florida, but nationwide.

NONINTEREST EXPENSES

When compared to the second quarter of 2005, total noninterest expenses increased by $5,234,000 or 35.7 percent to $19,876,000.  Compared to the first quarter of 2006, total noninterest expenses were $3,767,000 or 23.4 percent higher.  Included in these increases, $2,816,000 was due to the addition of Big Lake (including $202,000 in deposit based intangible amortization) and $304,000 was related to the Company’s banking subsidiary’s name change (see “Name Change – Banking Subsidiary”).

Salaries and wages increased $2,803,000 or 49.7 percent to $8,443,000 for the second quarter compared to prior year and $2,024,000 or 31.5 percent from the first quarter of 2006.  Included in these increases was $1,346,000 related to the addition of Big Lake, including $219,000 in commissions and incentives.  Commissions and incentives were $865,000 greater year over year for the second quarter, comprised of the $219,000 for Big Lake, with remaining amounts tied to incremental revenue production and overall Company performance in other areas.  Base salaries increased $2,000,000 or 42.2 percent year over year for the second quarter and were $1,445,000 or 27.3 percent greater than the first quarter of 2006.  Additional salaries of $1,362,000 for the acquired companies comprised most of the increase compared to prior year.  Full-time equivalent employees totaled 546 at June 30, 2006, compared to 426 at June 30, 2005.

Employee benefits increased $270,000 or 18.0 percent to $1,769,000 from the second quarter of 2005, and were $638,000 or 21.8 percent higher for the six month period ended June 30, 2006 versus prior year.  A larger work force and higher group health insurance costs, payroll taxes and profit sharing accruals for the Company’s 401K plan of $94,000, $124,000 and $39,000, respectively, were the primary causes for the increase in the second quarter versus a year ago.

Outsourced data processing costs totaled $2,180,000 for the second quarter of 2006, an increase of $500,000 or 29.8 percent from a year ago, and $690,000 or 21.3 percent higher for the first six months of 2006 versus last year.  The Company’s subsidiary banks utilize third parties for their core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed.  During the second quarter of 2006, incremental data processing costs of $352,000 were incurred as a result of the Big Lake acquisition.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $889,000 or 50.4 percent to $2,653,000, versus second quarter results last year, and were $1,295,000 or 37.8 percent higher year over year for the first six months.  Of the $889,000 increase for the quarter, $157,000 was for depreciation (including $51,000 for the addition of Big Lake), $251,000 was lease payments on premises (including $23,000 for Big Lake, $42,000 for new Brevard County sites, principally rent for land for offices anticipated to open later in 2006, and $86,000 for the new PGA Blvd. office opened on May 1, 2006 in North Palm Beach), $102,000 was related to utilities, principally power and water (including $45,000 for Big Lake and increases for higher energy costs passed on by utility providers), $115,000 for repairs and upkeep of premises (including $68,000 for the addition of Big Lake), $58,000 for real estate and tangible personal property taxes (including $40,000 for Big Lake), and $182,000 for the write-off of signage due to the Company’s bank subsidiary’s name change.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $73,000 or 8.6 percent to $926,000 when compared to a year ago for the second quarter, and were $114,000 or 6.6 percent higher for the first half of 2006, versus a year ago.  Of the $73,000 increase, $40,000 was attributable to the addition of Big Lake.  An additional $47,000 was expensed during the second quarter for market research, principally focus groups analyzing perceptions of the Company in its newest markets.

With the Century acquisition in 2005, core deposit intangibles increased by $2.3 million.  The addition of Big Lake in the second quarter of 2006 increased core deposit intangibles $6.8 million.  Century’s intangible has an initial estimated life of 5.0 years, while Big Lake’s has an initial estimated life of 8.6 years.  For the second quarter for 2006, amortization of intangibles totaled $321,000, versus $222,000 a year ago.  For the first six months ended June 30, 2006, amortization of intangibles totaled $440,000 versus $233,000 a year earlier.

Remaining noninterest expenses increased $600,000 or 20.1 percent to $3,584,000 when comparing the second quarter of 2006 to the same quarter a year ago, and increased $1,155,000 or 21.2 percent for the first half of 2006 compared to 2005.  Increasing year over year for the quarter were costs for legal and professional fees (up $60,000), courier fees (up $54,000), insurance (up $48,000), telephone and data lines (up $140,000, including $103,000 for the addition of Big Lake), stationery, printing and supplies (up $130,000, including $63,000 for the addition of Big Lake), non-recurring costs for the name change to Seacoast National Bank of $122,000 (principally disposed printed materials), and integration costs for Big Lake of $175,000 (merged with Seacoast National Bank, the Company’s primary bank subsidiary, on June 5, 2006).

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of average shareholders' equity to average total assets during the first six months of 2006 was 8.09 percent, compared to 6.87 percent during the same period in 2005.

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

At June 30, 2006, the Company's total risk-based capital ratio was 11.73 percent, a slight decrease from December 31, 2005’s reported ratio of 11.76 percent and an increase from June 30, 2005’s ratio of 10.65 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,614,646,000 at June 30, 2006, $466,273,000 or 40.6 percent more than at June 30, 2005, and $324,651,000 or 25.2 percent more than at December 31, 2005.  At June 30, 2006, total loans include $202,799,000 in loans from the addition of Big Lake.  The following table details loan portfolio composition at June 30, 2006, December 31, 2005 and June 30, 2005:

	June 30,	Dec. 31,	June 30,
(In thousands)	2006	2005	2005
Construction and land development	$511,480	$427,216	$355,414

Real estate mortgage
Residential real estate
Adjustable	257,933	166,494	137,694
Fixed rate	86,463	73,675	62,837
Home equity mortgages	79,633	67,034	61,811
Home equity lines	52,487	41,721	35,354
	476,516	348,924	297,696
Commercial real estate	417,434	331,953	322,324
	893,950	680,877	620,020

Commercial and financial	121,330	98,653	82,830

Installment loans to individuals	87,408	82,942	89,684

Other loans	478	307	425
Total	$1,614,646	$1,289,995	$1,148,373

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates.  The proportion of adjustable rate residential loans has increased as mortgage rates offered have increased.  As a result, sales of fixed rate residential mortgage loans have declined and management expects prospective sales of fixed rate residential mortgages will likely remain lower as a percentage share of production as long as rates are at their current levels.  The Company has reduced the relative size of the residential loan portfolio over the past few years and increased the size of the commercial and commercial real estate loan portfolios, and believes the mix that has been achieved can be maintained.

The Company’s loan portfolio secured by commercial real estate has increased by $238,728,000 or 40.1 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At June 30, 2006, the Company had commercial real estate loan outstanding balances totaling $834,036,000 or 51.7 percent of total loans (versus $595,308,000 or 51.8 percent a year ago). The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at June 30, 2006 and 2005:

June 30		2006			2005
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$114.1	$ 20.2	$134.3	$ 93.2	$ 19.1	$112.3
Retail trade	66.0	4.6	70.6	48.6	6.6	55.2
Land development	281.6	144.3	425.9	184.3	137.7	322.0
Industrial	58.2	12.2	70.4	51.9	5.2	57.1
Healthcare	40.2	4.7	44.9	31.5	3.0	34.5
Churches and educational facilities	31.9	1.4	33.3	22.5	0.5	23.0
Recreation	4.8	--	4.8	3.8	--	3.8
Multifamily	47.8	33.8	81.6	27.6	27.9	55.5
Mobile home parks	6.6	--	6.6	5.5	--	5.5
Land	63.1	3.5	66.6	48.2	6.2	54.4
Lodging	15.1	11.1	26.2	10.7	--	10.7
Restaurant Agriculture	9.4 28.5	0.8 6.1	10.2 34.6	6.9 --	0.6 --	7.5 --
Other	66.7	2.7	69.4	60.6	3.7	64.3

Total	$834.0	$245.4	$1,079.4	$595.3	$210.5	$805.8

Construction and land development loans increased $156,066,000 or 43.9 percent from a year ago to $511,480,000 at June 30, 2006.  Of this total, $416,602,000 is collateralized by commercial real estate and $94,878,000 by residential real estate.  In comparison, at June 30, 2005, $272,983,000 was collateralized by commercial real estate and $82,431,000 by residential real estate.  All of the commercial real estate construction and land development loans are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while most of these loans will payoff, the source of repayment from the sale of completed units.  The construction period generally ranges from 18-24 months.  Demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2006 aggregated to $157.2 million and for the top 54 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $530.1 million.

Commercial and financial loans increased and totaled $121,330,000 at June 30, 2006, compared to $82,830,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $87,408,000 (versus $89,684,000 a year ago), real estate construction loans secured by residential properties totaling $61,242,000 (versus $56,792,000 a year ago), and residential lot loans totaling $33,636,000 (versus $25,639,000 a year ago).  Most consumer loans are secured.

The Treasure Coast is a residential community with commercial activity centered in retail and service businesses serving the local residents and seasonal visitors.  Real estate mortgage lending is an important segment of the Company's lending activities.  At June 30, 2006, approximately $258 million or 61 percent of the Company's residential mortgage loan balances were adjustable, compared to $138 million or 53 percent a year ago.

Loans secured by residential properties having fixed rates totaled approximately $166 million at June 30, 2006, of which 15- and 30-year mortgages totaled approximately $37 million and $49 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at June 30, 2005 totaled approximately $30 million and $33 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $163 million and $254 million, respectively, at June 30, 2006, compared to $102 million and $220 million, respectively, a year ago.

At June 30, 2006, the Company had commitments to make loans (excluding unused home equity lines of credit) of $352,253,000, compared to $233,637,000 at June 30, 2005.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $12,241,000 at June 30, 2006, $3,913,000 higher than one year earlier and $3,235,000 higher than at December 31, 2005.  A total of $2.5 million of the increase year over year for the second quarter and compared to year-end is related to the April 1, 2006 acquisition of Big Lake.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 2,726.3 percent at June 30, 2006, compared to 4,164.0 percent at June 30, 2005.

During the first six months of 2006, net recoveries totaled $156,000, consisting of $113,000 in net recoveries for commercial loans, $33,000 in net recoveries for consumer loans, and net recoveries on credit cards of $10,000.  A year ago, net charge-offs of $202,000 were recorded during the first six months.

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

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolios support an allowance for loan losses of 0.76 percent of total loans at June 30, 2006, a level lower than that found in many other banks.  This ratio was 0.73 percent at June 30, 2005 and 0.70 percent at December 31, 2005.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At June 30, 2006, the Company had $1,405 million in loans secured by real estate, representing 87.0 percent of total loans, up slightly from 84.7 percent at June 30, 2005.  In addition, the Company is subject to a geographic concentration of credit because it operates in Central and southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 25.8 percent of total loans at June 30, 2006.  Generally, all of the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre-sales or leases, but are guaranteed by the personal assets of all of the participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At June 30, 2006, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.04 percent, compared to 0.02 percent one year earlier.

At June 30, 2006, there were no accruing loans past due 90 days or more and three residential properties totaling $139,000 in OREO.  At June 30, 2005, there were no accruing loans past due 90 days or more and no OREO outstanding.  Nonaccrual loans totaled $449,000 at June 30, 2006, compared to a balance of $200,000 at June 30, 2005.  Nonaccrual loans outstanding at June 30, 2006 that were performing with respect to payments totaled $330,000.  The performing loans were placed on nonaccrual status because the Company has determined that the collection of principal or interest in accordance with the terms of such loans is uncertain.  Of the amount reported in nonaccrual loans at June 30, 2006, 89 percent is secured with real estate, the remainder by other collateral.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets.

Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary banks.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At June 30, 2006, the Company had $367,766,000 in securities held for sale and securities held for investment were carried at an amortized cost of $141,734,000.  The Company's securities portfolio decreased $122,758,000 or 19.4 percent from June 30, 2005, and $33,524,000 or 6.2 percent from December 31, 2005.  Maturities of securities of $86.9 million, sales of $103.7 million and purchases totaling $89.4 million were transacted during the first six months of 2006.

Unrealized net securities losses of $12,188,000 at June 30, 2006, compared to net losses of $3,872,000 at June 30, 2005 and $8,663,000 at December 31, 2005.  Consensus market perception is that the Federal Reserve may pause but could continue to increase interest rates prospectively, at least in the short-term; a shifting yield curve has negatively affected the market value of the securities portfolio since the Federal Reserve began increasing interest rates in mid-2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $284,710,000 or 16.3 percent to $2,028,605,000 at June 30, 2006, compared to one year earlier. Of the increase in deposits, $274 million was related to deposits for Big Lake at June 30, 2006.  Certificates of deposit (“CDs”) increased $137,401,000 or 34.2 percent to $539,685,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $139,980,000 or 16.3 percent to $1,000,385,000, and noninterest bearing demand deposits increased $7,329,000 or 1.5 percent to $488,535,000.

Of the amounts indicated at June 30, 2006, outstanding balances for Big Lake for CDs totaled $42.9 million, lower cost interest bearing deposits totaled $158.6 million, and noninterest bearing deposits totaled $72.5 million (including business demand deposits of $36.4 million and personal demand deposits of $33.1 million).  Deposits in the Company’s Treasure Coast market were lower year over year, reflecting an outflow of funds derived from the significant insurance proceeds and monies from government assistance deposited after the hurricanes in 2004 and 2005.

The Company’s expects it will continue to be successful generating deposits by marketing desirable products, in particular its array of money market and NOW product offerings.  With higher interest rates, some disintermediation between lower cost products and CDs is anticipated, however this prospect is mitigated by the Company’s entrance into new markets, including Palm Beach County, the Orlando market (through Century), and central Florida (through Big Lake), that provide a significant opportunity to enhance overall deposit growth, including lower cost interest bearing deposits.

Repurchase agreement balances increased over the past twelve months by $22,199,000 or 30.1 percent to $95,941,000 at June 30, 2006.  Repurchase agreements are offered by the Company’s subsidiary banks to select customers who wish to sweep excess balances on a daily basis for investment purposes.  Federal funds purchased decreased $5,000,000 from a year ago, declining from $14,000,000 to $9,000,000; the Company utilizes federal funds purchased periodically, generally only overnight.

Borrowed funds decreased $17,636,000 or 40.2 percent to $26,218,000 at June 30, 2006, compared to 2005 on the same date.  A $25.0 million FHLB adjustable rate borrowing originated on January 30, 2003 matured on January 30, 2006.  In addition, the parent company added $12.0 in funding through a term loan (see “Note F” of the “Notes to Condensed Consolidated Financial Statements”) and no longer has the $4.0 million outstanding on its unsecured revolving line of credit at June 30, 2005.

The Company also issued $20,619,000 in subordinated debentures on March 31, 2005.  An additional $20,619,000 in subordinated debentures was issued on December 16, 2005, bringing the aggregate total to $41,238,000 at June 30, 2006.  The proceeds were used to support the purchase of Century, to maintain capital, and for general corporate purposes.

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at June 30, 2006 included derivative product liabilities of $782,000.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $407 million at June 30, 2006, and $267 million at June 30, 2005.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would decrease 0.8 percent if interest rates gradually rise 200 basis points over the next twelve months and 0.4 percent if interest rates gradually rise 100 basis points.  While management still places a lower probability on significant rate declines, based upon the Federal Reserve increasing the federal funds rate by 425 basis points from June 2004 through June 2006, the model simulation also indicates net interest income would increase by 0.7 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 4.4 percent at June 30, 2006.  At December 31, 2005, the gap was negative as well at 5.8 percent, close to June’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At June 30, 2006, the Company had available lines of credit of $231 million.   The Company had $265 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $170,691,000 at June 30, 2006 as compared to $220,493,000 at June 30, 2005.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  Also, at June 30, 2005, cash and cash equivalents were allowed to increase due to some concern that a portion of funding (deposits) may be transitory since the deposits were derived from insurance proceeds due to hurricanes.  The Company believes its liquidity to be strong and stable.

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

#

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements about the benefits of the merger between Seacoast and Big Lake, including future financial and operating results, cost savings, enhanced revenues, and accretion to reported earnings that may be realized from the merger, as well as statements with respect to Seacoast’s and Big Lake’s plans, objectives, expectations and intentions and other statements that are not historical facts.  Actual results may differ from those set forth in the forward-looking statements.

Forward-looking statements, including statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  You should not expect us to update any forward-looking statements.

You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “point to”, “project”, “may”, “intend”, or other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation:  the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering bank products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses.  The risks of mergers and acquisitions, include, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses of Seacoast and Big Lake will not be integrated successfully or that such integration may be more difficult, time consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of Big Lake’s customers by competitors; as well as the difficulties and risks inherent with entering the Central Florida market.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this Cautionary Notice including, without limitation, those risks and uncertainties, described in the Company’s annual report on Form 10-K for the year ended December 31, 2005 under “Special Cautionary Notice Regarding Forward Looking Statements”, and otherwise in our Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the SEC, including the SEC’s Internet website at http://www.sec.gov.

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

The Company also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 1.5 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 2.2 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2006 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Seacoast’s market areas in Florida are susceptible to hurricanes and tropical storms and related flooding.  Such weather events can disrupt operations, result in damage to our properties and the properties securing loans from us, as well as negatively affect the local economies in the markets where we operate.   Seacoast cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in Seacoast’s current or future market areas, but such weather events could result in a decline in loan origination, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Seacoast’s business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding.   On July 1, 2006, we renewed our property insurance and due to the damages by named storms in the past two years were only able to obtain wind coverage for named storms with a deductible of $5 million and for all other storms a deductible of 5% of insured value.  We continue to maintain business interruption insurance.  As a result of the hurricanes that struck our markets in 2005, we incurred wind related damage of approximately $700,000 to our facilities, which is well within the new deductible, and which we would be required to pay if we suffered similar losses in the future.  Insurance coverage of properties securing our loans may be subject to similar increases in deductibles or other terms that decrease the available insurance coverage and that may result in more risk to our borrowers and our real estate-secured loans.   Inflation, changes in building codes and ordinances, environmental considerations and other factors may also make it more expensive, in light of the reduced insurance available, for us or our borrowers  to replace or repair wind damage to our respective properties.  At July 1, 2006, the insured value of all of the Company’s properties approximated $50 million.

Item 2.

Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No issuer purchases of equity securities occurred during the first quarter of 2006.  Issuer purchases of equity securities during the second quarter of 2006 were as follows:

Total Number

   Maximum

   of Shares

   Number of

Purchased as

   Shares that

Total Number

   Average

Part of Public

   May yet be

   of Shares

  Price Paid

 Announced

   Purchased

Period

  Purchased

  Per Share

      Plan*

Under the Plan

 4/1/06 to 4/30/06

       260

     $28.49

   490,875

      334,125

5/1/06 to 5/31/06

           0

  0

   490,875

      334,125

6/1/06 to 6/30/06

           0

              0

   490,875

      334,125

Total

       260

     $28.49

   490,875

      334,125

* The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

The 2006 Annual Meeting of Shareholders was held on May 4, 2006.

(b)

Reported to the Securities and Exchange Commission in the 2006 Proxy statement, four Class I directors were re-elected.

(c)

The following matters were voted upon at the meeting:

(1)

Proposal 1 – The re-election of four (4) Class I directors to serve until the 2009 Annual Meeting of Shareholders have been elected and qualified.  Out of 15,614,237 votes represented at the meeting, the number of votes cast for and against (or withheld) their election were 14,362,191 (92.0%) and 1,252,046, respectively.  All of the directors were elected.

(2)

Proposal 2 – An increase in authorized shares of Common Stock from 22,000,000 shares to 35,000,000 and to correspondingly increase the Company’s total authorized shares of Common Stock and Preferred Stock to 39,000,000 was recommended.  Out of 17,107,034 votes entitled to be cast, the number of votes in favor and against the increase in shares were 14,929,735 (87.3%) and 668,179, respectively.  The increase in shares was approved.

(3)

Proposal 3 – Adjournment of the Annual Meeting granting an extension of time for solicitation of additional proxies in the event Proposal 2 did not pass was recommended.  While it was not necessary to adjourn, out of 15,614,237 votes represented at the meeting, the number of votes cast in favor and against this proposal were 13,663,091 (87.5%) and 1,896,584, respectively.  The proposal was approved.

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

Exhibit 32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on May 3, 2006

Effective April 27, 2006, the Retirement Savings Plan for Employees of First National Bank and Trust Company of the Treasure Coast (“the Plan”) dismissed KPMG LLP as the independent registered public accounting firm for the Plan.  No disagreements with KPMG LLP were indicated.

Form 8-K filed on May 8, 2006

On May 4, 2006, the shareholders of Seacoast Banking Corporation of Florida voted at the Company’s Annual Meeting of Shareholders to approve an amendment to Seacoast’s Articles of Incorporation increasing the authorized shares of Common Stock from 22,000,000 shares to 35,000,000 shares and correspondingly increasing the Company’s total authorized shares of Common Stock and Preferred Stock to 39,000,000 was approved.

Form 8-K filed on May 15, 2006

As previously reported on Form 8-K effective April 27, 2006, the Retirement Savings Plan for Employees of First National Bank and Trust Company of the Treasure Coast (“the Plan”) dismissed KPMG LLP as the independent registered public accounting firm for the Plan.  A copy of the letter from KPMG stating whether or not it agrees with the statements contained in the 8-K filed on May 3, 2006 (effective April 27, 2006) is attached to this 8-K.

Form 8-K filed on May 23, 2006

On May 16, 2006, the Board of Directors of Seacoast Banking Corporation of Florida adopted a new executive compensation program pursuant to which it will grant awards to certain executives.  The material terms of the compensation program are attached to the 8-K.  The compensation program provides a framework for annual grants of restricted stock and stock appreciation rights under the 2000 Long-Term Incentive Plan to eligible employees of the Company.

Form 8-K filed on June 22, 2006

On June 20, 2006, Evans Crary, Jr. formally resigned from the Board of Directors of Seacoast Banking Corporation of Florida, effective June 30, 2006.  Mr. Crary’s intention to retire from the Board was previously announced in the Company’s Proxy statement dated March 24, 2006.

On June 20, 2006, the Board of Directors, upon recommendation of the Company’s Nominating and Governance Committee, elected Edwin E. Walpole, III to the Board of Directors to fill the vacancy created by Mr. Crary upon his retirement.

Form 8-K filed on July 31, 2006

On July 25, 2006, the Registrant announced its financial results for the first quarter ended June 30, 2006.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on July 26, 2006 and data charts referenced in the conference call.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2006

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

Chairman &

Chief Executive Officer

August 8, 2006

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#