Form 10-Q
period 2006-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2006-11-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

__________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 2006

For the transition period from __________________ to _______________________

Commission file number 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2260678
(State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.)

815 COLORADO AVENUE, STUART FL.	34994
(Address of Principal Executive Offices	(Zip Code)
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

Common Stock, $.10 Par Value – 18,980,329 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I	FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets – September 30, 2006 and December 31, 2005	4 - 5

	Condensed consolidated statements of income – Three months and nine months ended September 30, 2006 and 2005	6

	Condensed consolidated statements of cash flows – Nine months ended September 30, 2006 and 2005	7 - 8

	Notes to condensed consolidated financial statements	9 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Evaluation of Disclosure Controls and Procedures	37

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits and Reports on Form 8-K	40

SIGNATURES		41

#

SPECIAL CAUTIONARY NOTICE

REGARDING FORWARD-LOOKING STATEMENTS

This discussion and analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements about future financial and operating results, cost savings, enhanced revenues, economic and seasonal conditions in our markets, and improvements to reported earnings that may be realized from cost controls and for integration of banks that we have acquired, as well as statements with respect to Seacoast’s objectives, expectations and intentions and other statements that are not historical facts.  Actual results may differ from those set forth in the forward-looking statements.

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations," including our evaluations, estimates and judgments about current and anticipated real estate market conditions and our ongoing evaluation of the risks in our real estate loan portfolio are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   For more information about these forward looking statements and the risks, please see "Special Cautionary Notice Regarding Forward Looking Statements" and "Risk Factors”, including “--Our profitability and liquidity may be affected by changes in interest rates and economic conditions" and "--Regulatory Risks of Commercial Real Estate ending Growth and Concentrations" in our Annual Report on Form 10-K, which are incorporated herein by reference.

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

You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation: the effects of future economic and market conditions, including seasonality; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses.  The risks of mergers and acquisitions, include, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, including, without limitation, those risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2005 under “Special Cautionary Notice Regarding Forward-Looking Statements,” and otherwise in our SEC reports and filings.  Such reports are available upon request from Seacoast, or from the Securities and Exchange Commission, including through the SEC’s Internet website at http://www.sec.gov.

#

Part I.  Item 1.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits Total cash and cash equivalents	$ 80,249 14,096 94,345	$ 67,373 153,120 220,493
Securities:
Held for sale (at fair value) Held for investment (fair values: $134,659 at September 30, 2006 and $147,130 at December 31, 2005)	345,971 137,197	392,952 150,072
TOTAL SECURITIES Loans available for sale	483,168 3,516	543,024 2,440
Loans Less: Allowance for loan losses	1,656,061 (12,693)	1,289,995 (9,006)
NET LOANS	1,643,368	1,280,989
Bank premises and equipment, net Goodwill and other intangible assets Other assets	36,400 56,394 34,106	22,218 33,901 29,109
	$2,351,297	$2,132,174
LIABILITIES
Deposits	$1,957,893	$1,784,219
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Borrowed funds Subordinated debt	104,179 26,516 41,238	96,786 45,485 41,238
Other liabilities	12,911	11,726
	2,142,737	1,979,454

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2006	December 31, 2005
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 18,988,914 and outstanding 18,775,558 shares and 204,771 restricted shares at September 30, 2006, issued 17,103,650 and outstanding 16,900,198 shares and 184,117 restricted shares at December 31, 2005	1,899	1,710
Other shareholders’ equity	206,661	151,010
TOTAL SHAREHOLDERS' EQUITY	208,560	152,720
	$2,351,297	$2,132,174

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 30,730 5,463 521	$ 19,560 5,608 899	$ 82,717 17,089 2,874	$ 51,394 16,321 2,093
TOTAL INTEREST INCOME	36,714	26,067	102,680	69,808
Interest on deposits Interest on borrowed money	11,254 2,412	5,717 1,285	28,728 6,693	14,459 3,201
TOTAL INTEREST EXPENSE	13,666	7,002	35,421	17,660
NET INTEREST INCOME Provision for loan losses	23,048 475	19,065 280	67,259 1,035	52,148 987
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,573	18,785	66,224	51,161
Noninterest income Securities gains (losses), net Other income	2 5,571	34 5,279	(84) 17,394	78 15,428
TOTAL NONINTEREST INCOME	5,573	5,313	17,310	15,506
TOTAL NONINTEREST EXPENSES	18,887	15,408	54,872	43,362
INCOME BEFORE INCOME TAXES Provision for income taxes	9,259 3,390	8,690 3,125	28,662 10,493	23,305 8,379
NET INCOME	$ 5,869	$ 5,565	$ 18,169	$ 14,926

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.31 0.31 0.15	$ 0.32 0.33 0.15	$ 0.98 1.00 0.45	$ 0.90 0.92 0.43

Average shares outstanding - diluted Average shares outstanding – basic	19,141,484 18,767,257	17,253,536 16,856,109	18,517,508 18,142,813	16,556,452 16,175,803

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 100,017 17,359 (35,150) (53,021) (11,184) (155,596) 154,520 850	$ 69,792 15,655 (17,372) (41,584) (9,378) (192,668) 186,882 (1,016)
Net cash provided by operating activities	17,795	10,311

Cash flows from investing activities

  Maturities of securities held for sale

  Maturities of securities held for investment

  Proceeds from sale of securities held for sale

  Purchases of securities held for sale

  Net new loans and principal repayments

  Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock

  Purchase of Federal Home Loan Bank and Federal

     Reserve Bank stock

  Additions to bank premises and equipment

  Proceeds from sale of other real estate owned

  Purchase of Big Lake and Century, net of cash acquired

  Purchase of branch, net of cash acquired

	99,142 18,444 103,665 (89,976) (166,314) 2,890 (2,757) (5,746) 151 48,731 0	123,570 41,353 50,899 (110,833) (209,231) 0 (810) (2,381) 0 121,046 13,538
Net cash provided by investing activities	8,230	27,151

Cash flows from financing activities

  Net increase (decrease) in deposits

  Net increase (decrease) in federal funds purchased

    and repurchase agreements

  Increase (decrease) in borrowings and subordinated debt

  Stock based employee benefit plans

  Dividends paid

	(127,209) 1,258 (19,000) 983 (8,205)	84,412 (7,677) 26,619 819 (7,067)
Net cash provided by (used in) financing activities	(152,173)	97,106
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of year	(126,148) 220,493	134,568 89,679
Cash and cash equivalents at end of period	$ 94,345	$ 224,247

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

  Depreciation

  Amortization of premiums and discounts on securities

  Other amortization and accretion

  Change in loans available for sale, net

  Provision for loan losses

  Losses (gains) on sale of securities

  Loss on fair value interest rate swap

  Gain on sale of loans

  Loss on disposition of fixed assets

  Gain on sale of other real estate owned

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 18,169 2,061 43 (45) (1,076) 1,035 84 0 (36) 178 (12) (1,893) 271 (2,338) (107) 849 612	$ 14,926 1,589 1,171 250 (5,786) 987 (78) 267 (90) 0 0 (973) 288 (480) (590) (1,016) (154)
Net cash provided by operating activities	$ 17,795	$ 10,311
Supplemental disclosure of non-cash investing activities:
Fair value adjustment to securities	$ 1,713	$ (1,491)
Purchase of Big Lake, new shares issued	43,594	0
Purchase of Century, treasury stock issued	0	33,448
Transfer of loans to other real estate owned	139	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES.  The FASB has issued an Interpretation (FIN 48) that will clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes.  The Interpretation will require additional financial statement disclosures about certain tax positions.  The Interpretation is effective for fiscal years beginning after December 15, 2006.  When adopted, the Company believes this interpretation will not materially impact its consolidated financial position, results of operations or liquidity.

FAIR VALUE MEASUREMENTS.  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is an exit-price definition of fair value. Although entry prices may be similar to exit prices in some situations, fair value under Statement 157 is based on an exit price that would result from market participants’ behavior.  This statement is effective for years beginning after November 15, 2007, and interim periods with those fiscal years.  The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations, or liquidity.

THE EFFECT OF PRIOR YEAR ERRORS ON CURRENT YEAR MATERIALITY EVALUATIONS.  Staff Accounting Bulletin (SAB) No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The SAB does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements.  When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings.  The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006.   The Company is still evaluating the possible effect of the adoption of this guidance but it is not expected to have a material effect on financial condition, the results of operations, or liquidity.

FSP AUG AIR-1, ACCOUNTING FOR PLANNED MAJOR MAINTENANCE ACTIVITIES.  This staff position will prohibit Companies from accruing as a liability in annual and interim periods the future costs of periodic major overhauls and maintenance of plant and equipment. Other previously acceptable methods of accounting for planned major overhauls and maintenance will continue to be permitted. The prohibition against accruing future major maintenance costs will affect companies that currently accrue such costs over several fiscal years and companies that accrue such costs over interim-reporting periods within the annual period in which the costs are expected to be incurred. The prohibition applies to entities in all industries for fiscal years beginning after December 15, 2006, and must be retrospectively applied.  The adoption of this staff position is not expected to have a material effect on financial condition, the results of operations, or liquidity.

NOTE B - ACQUISITION

On April 1, 2006, the Company acquired 100% of the outstanding preferred and common shares of Big Lake Financial Corporation, a single bank holding company.  The following table shows the excess purchase price over carrying value of net assets acquired, estimated purchase price allocations and goodwill:

(Dollars in thousands)
Purchase price	$ 44,989
Carrying value of net assets acquired	(23,612)
Excess of purchase price over carrying value of net assets acquired	21,377
Purchase accounting adjustments:
Securities	1,381
Core deposit intangible	(6,787)
Loans	2,706
Bank premises	(3,967)
Deferred taxes	1,146
Other liabilities	128
Pre-acquisition goodwill and core deposit intangible	732
Goodwill	$ 16,716

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

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if the acquisition had occurred as of January 1, 2006 and January 1, 2005:

#

	Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005
Net interest income	$70,680	$61,374
Provision for loan losses	1,085	1,184
Net interest income after provision for loan losses	69,595	60,190
Noninterest income	18,025	17,497
Noninterest expenses	59,042	51,008
Income before income taxes	28,578	26,679
Provision for income taxes	10,460	9,591
Net income	$18,118	$17,088

Per share common stock:
Net income diluted	$0.95	$0.93
Net income basic	0.97	0.95

Average shares outstanding – diluted	19,102,673	18,331,452
Average shares outstanding – basic	18,727,978	17,950,803

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

NOTE D - COMPREHENSIVE INCOME

At September 30, 2006 and 2005, comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$ 5,869	$ 5,565	$18,169	$14,926
Unrealized gain (loss) on cash flow hedge (net of tax)	0	(2)	0	55
Unrealized losses on securities held for sale (net of tax)	2,333	(858)	1,036	(866)
Net reclassification adjustment	0	0	113	0
Comprehensive income	$ 8,202	$ 4,705	$ 19,318	$14,115

NOTE E– BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Basic:
Net income	$5,869	$5,565	$18,169	$14,926
Average shares outstanding	18,767,257	16,856,109	18,142,813	16,175,803
Basic EPS	$0.31	$0.33	$1.00	$0.92

Diluted:
Net income	$5,869	$5,565	$18,169	$14,926
Average shares outstanding	18,767,257	16,856,109	18,142,813	16,175,803
Net effect of dilutive stock options	374,227	397,427	374,695	380,649

TOTAL	19,141,484	17,253,536	18,517,508	16,556,452

Diluted EPS	$0.31	$0.32	$0.98	$0.90

#

NOTE F – TERM LOAN / LINE OF CREDIT

On February 16, 2006, the Company reduced the amount available to be borrowed under its unsecured revolving line of credit from $15.0 million to $8.0 million and entered into a $12.0 million term loan with a maturity of three years from the inception date.  The revolving unsecured line of credit was (and is) renewable annually.  The addition of the term loan provides a stable, more long-term source of funding for the parent company.  The rate for the unsecured revolving line of credit adjusts quarterly based on the 3-month London InterBank Offered Rate (“LIBOR”) plus 130 basis points.  No advances have been drawn on the unsecured revolving line of credit since February 16, 2006; the rate on advances during the first quarter of 2006 (prior to February 16, 2006) was 5.83 percent.  The rate on the term loan also adjusts quarterly, based on the 3-month LIBOR plus 133 basis points; the rate during the first, second and third quarter of 2006 was 6.05 percent, 6.28 percent and 6.80 percent, respectively; the rate for the fourth quarter of 2006 is 6.67 percent.

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

The Company’s stock option and stock appreciation rights plans were approved by the Company’s shareholders on April 25, 1991, April 25, 1996, and April 20, 2000.  The number of shares of common stock that may be granted pursuant to the 1991 and 1996 plans shall not exceed 990,000 shares for each plan and pursuant to the 2000 plan shall not exceed 1,320,000 shares.  The Company has granted options and stock appreciation rights on 826,000, 933,000 and 464,000 shares for the 1991, 1996 and 2000 plans, respectively, through September 30, 2006.  Under the 2000 plan the Company granted stock settled appreciation rights (“SSARs”) of 116,000 shares and issued 21,000 shares of restricted stock awards during 2006, granted options on 56,000 shares and issued 28,000 shares of restricted stock awards during 2005 and granted options on 99,000 shares and issued 52,000 shares of restricted stock awards during 2004.  Under the plans, the option or SSARs exercise price equals the common stock’s market price on the date of the grant.  All options issued prior to December 31, 2002 have a vesting period of four years and a contractual life of ten years.  All options or SSARs issued after that have a vesting period of five years and a contractual life of ten years; in addition, 50,000 options may accelerate their vesting upon obtainment of minimum earnings growth.  To the extent the Company has treasury shares available, stock options exercised or stock grants awarded may be issued from treasury shares or, if treasury shares are lacking, the Company can issue new shares.  The Company has a single share repurchase program in place, approved on September 18, 2001, authorizing the repurchase of up to 825,000 shares; the maximum number of shares that may yet be purchased under this program is 334,000.  The Company does not intend to repurchase any significant amount of shares at this time.

Stock option fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions.  Option pricing models require the use of highly subjective assumptions, including expected price volatility, which when changed can materially affect fair value estimates.  Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options or SSARs.  The more significant assumptions used in estimating the fair value of stock options and SSARs include risk-free interest rates ranging from 5.10 percent to 5.18 percent in 2006, 3.90 percent to 4.50 percent in 2005, 4.22 percent in 2004 and 4.25 percent in 2003; dividend yields of 2.19 percent to 2.25 percent in 2006, 2.36 percent in 2005, 2.52 percent in 2004 and 2.92 percent in 2003; weighted average expected lives of the stock options of 5 years and 7 years in 2006, 7 years in 2005 and 5 years in 2004 and 2003; and volatility of the Company’s common stock of 18 percent in 2006 and 2005, and 13 percent in 2004 and 2003.  Additionally, the estimated fair value of stock options and SSARs is reduced by an estimate of forfeiture experience which ranged from 12 percent to 22 percent for 2006, and was 13 percent for 2005, 2004 and 2003.

On approximately one-half of the restricted stock awards the restriction expiration is dependent upon the Company achieving minimum earnings per share growth during a five-year vesting period.  The following table presents a summary of stock option and SSARs activity for the nine months ended September 30, 2006:

	Number of Shares	Option or SSAR Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
January 1, 2006	737,000	$6.59 – $22.92	$13.22
Granted Exercised	116,000 (92,000)	26.72 - 27.36 6.59 – 17.08	26.74 7.32
Sept. 30, 2006	761,000	6.59 – 27.36	16.01	$10,802,000

Cash received for stock options exercised during the first nine months of 2006 totaled $681,000; the intrinsic value of options exercised totaled $1,834,000 based on market price at the date of exercise.  No tax benefits were realized from the exercise of the stock options and no cash was utilized to settle equity instruments granted under stock option awards.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

Options / SSARs Outstanding		Options / SSARs Exercisable (Vested)
Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
761,000	5.66	405,000	11.12	3.27	$7,729,000

#

Since December 31, 2005, SSARs for 116,000 shares have been granted and stock options for 11,000 shares have vested; no stock options or SSARS have been forfeited.  Non-vested stock options and SSARs for 356,000 shares were outstanding at September 30, 2006 and are as follows:

Number of Non-Vested Stock Options and SSARs	Weighted Average Remaining Contractual Life In Years	Weighted Average Fair Value	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
356,000	8.37	3.66	$936,000	3.81

Since December 31, 2005, restricted stock awards on 21,000 shares have been issued, but no awards have vested or been forfeited.  Non-vested restricted stock awards for a total of 205,000 shares were outstanding at September 30, 2006, 21,000 more than at December 31, 2005, and are as follows:

Number of Non-Vested Restricted Stock Award Shares	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
205,000	$1,874,000	3.08

During the first, second and third quarters of 2006, the Company recognized $295,000 pre-tax ($210,000 after-tax), $290,000 pre-tax ($202,000 after-tax) and $312,000 pre-tax ($216,000 after-tax), respectively, of non-cash compensation expense.

No cash was utilized to settle equity instruments granted under restricted stock awards.  No compensation cost has been capitalized and no modifications have occurred with regard to the contractual terms for stock options, SSARs or restricted stock awards.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER 2006

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

ACQUISITION / MERGERS

On April 1, 2006, the Company acquired Big Lake Financial Corporation (“Big Lake”, a holding company) and its single banking subsidiary, Big Lake National Bank, a commercial bank located in central Florida serving the counties of DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee and St. Lucie.  Loans and deposits totaling approximately $204 million and $301 million, respectively, at March 31, 2006 were acquired.  On June 5, 2006, the Company merged Big Lake National Bank into Seacoast National Bank, one of its other bank subsidiaries.

On August 11, 2006, the Company merged its subsidiary bank Century National Bank (“Century”) into Seacoast National Bank.  Century had been operating as a separate banking subsidiary since its acquisition on April 30, 2005.

With the completion of these integrations, the Company is again operating with a single bank subsidiary, Seacoast National Bank.

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

EARNINGS SUMMARY

Net income for the third quarter of 2006 totaled $5,869,000 or $0.31 per share diluted, compared to $6,434,000 or $0.34 per share diluted in the second quarter of 2006 and $5,565,000 or $0.32 per share diluted in the third quarter of 2005.

Return on average assets was 0.99 percent and return on average shareholders' equity was 11.03 percent for the third quarter of 2006, compared to second quarter 2006’s result of 1.07 percent and 12.43 percent, respectively, and third quarter 2005's performance of 1.09 percent and 14.59 percent, respectively.

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

Allowance and Provision for Loan Losses

The information related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Securities Held for Sale

The fair value of the held for sale portfolio at September 30, 2006 was less than historical amortized cost, producing net unrealized losses of $4,005,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The fair value of each security was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the held for sale portfolio.

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

Goodwill Impairment

The Company’s goodwill is no longer amortized, but tested annually for impairment.  The amount of goodwill at September 30, 2006 totaled approximately $48.2 million, including approximately $2.6 million that was acquired in 1995 as a result of the purchase of a community bank in the Company’s Treasure Coast market, $28.8 million from the acquisition of Century in 2005, and $16.7 million from the acquisition of Big Lake in 2006.

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

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of our business activities.  These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved.  Estimates may be adjusted as changes in circumstance occur and the actual costs of resolving these claims may be substantially higher or lower than amounts reserved for those claims.  No amounts have been accrued as of September 30, 2006 as management is not aware of any significant probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2006 totaled $23,144,000, $4,053,000 or 21.2 percent more than for 2005’s third quarter and $886,000 or 3.7 percent lower than for second quarter 2006.  While net interest income year over year was improved, a result of an improving asset mix, growth in earning assets, and margin improvement, results compared to the second quarter of 2006 were lower, impacted by a more challenging environment, with deposits declining and an unfavorable change in deposit mix.

Year over year the mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 75.1 percent for the third quarter of 2006 compared to 62.3 percent a year ago, while average securities decreased from 32.0 percent to 23.1 percent and average federal funds sold and other investments decreased to 1.8 percent from 5.7 percent.  In addition to increasing total loans as a percentage of earning assets, the Company successfully changed the mix of loans, with commercial volumes increasing as a percentage of total loans and lower yielding residential loan balances declining (see “Loan Portfolio”).

Net interest margin on a tax equivalent basis increased 21 basis points over the last twelve months to 4.22 percent for the third quarter of 2006, but was down 7 basis points from 4.29 percent in the second quarter of 2006.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Third quarter 2005	19,091	4.01%
Fourth quarter 2005	20,062	4.04
First quarter 2006	20,274	4.16
Second quarter 2006	24,030	4.29
Third quarter 2006	23,144	4.22

The yield on earning assets for the third quarter of 2006 was 6.71 percent, 123 basis points higher than the same period results in 2005, reflecting an improving earning assets mix over 2005 and into 2006 and increased interest rates.  Interest rates have increased 425 basis points since the Federal Reserve began increasing interest rates, with 150 basis points occurring during the last twelve months.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2006	2006	2006	2005	2005
Yield	6.71%	6.47%	6.11%	5.76%	5.48%

The yield on loans improved 86 basis points to 7.47 percent over the last twelve months as a result of a change in mix due to loan growth and a greater percent of the portfolio in floating rate loans.  In addition, an increase in the yield on investment securities of 68 basis points year over year to 4.39 percent was recorded and the yield on federal funds sold and other investments grew 199 basis points to 5.32 percent.  Average earning assets for the third quarter of 2006 increased $287.9 million or 15.3 percent compared to the third quarter in 2005.  Average loan balances grew $458.3 million (or 39.0 percent) to $1,634.3 million, average federal funds sold and other investments decreased $68.2 million to $38.8 million, and average investment securities were $102.2 million (or 16.9 percent) lower, totaling $502.5 million.  The Company expects to continue to use security maturities to fund loan growth in the fourth quarter, reducing balances outstanding by approximately $30 million.

The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County and the opening of a loan production office in Brevard County.  The addition of Big Lake increased average loan balances $203.2 million during the third quarter of 2006, versus prior year.  The addition of another full service branch in Palm Beach County in May 2006 and one in Brevard County in early 2007, as well as Big Lake’s eight locations will further assist in expanding the Company’s loan origination capabilities. At September 30, 2006, commercial lenders in these markets (Palm Beach County, Brevard County, Orlando and Big Lake region) have new loan pipelines totaling $204 million and total outstanding loans of $718.3 million at September 30, 2006.  At September 30, 2006, the Company’s total commercial loan pipeline was $370 million, compared to $252 million one year ago.

Total commercial loan production for the third quarter of 2006 totaled $80 million compared to $125 million for the third quarter a year ago and $106 million for the second quarter of 2006.   Economic conditions in the markets the Company serves may be more challenging so commercial loan production results are expected to be approximately $80 million in the fourth quarter of 2006.

Closed residential loan production during the third quarter of 2006 totaled $45.9 million, of which $8.9 million was sold servicing released.  In comparison, $47.9 million in residential loans were produced in the third quarter of 2005, with $20.5 million sold servicing released, and $50.8 million was produced in the second quarter of 2006, with $16.0 million sold servicing released.  Higher mortgage rates and a slow down in existing home sales in the Company’s markets have reduced demand for residential mortgages and it is expected to remain soft in the fourth quarter.

While still a significant component favorably affecting the Company’s net interest margin, lower cost interest bearing deposits have declined as a percentage of deposits.  Consistent with prior periods where interest rates have increased, customers have migrated to higher cost CDs from alternative lower cost interest bearing deposit products. Exacerbating this migration, local competitors aggressively increased their CD rates throughout the third quarter.  Lower cost interest bearing deposits (NOW, savings and money market balances) were 56.9 percent of average interest bearing liabilities for the third quarter of 2006, versus 61.4 percent a year ago.  Average certificates of deposit (“CDs”) (a higher cost component of interest bearing liabilities) increased to 32.7 percent of interest bearing liabilities from 28.5 percent a year ago.

The cost of interest-bearing liabilities in the third quarter of 2006 increased 126 basis points to 3.21 percent from third quarter 2005 and was 32 basis points higher than for second quarter 2006, a result of the impact of the Federal Reserve increasing short-term interest rates by 50 basis points in fourth quarter of 2005, the first quarter of 2006, and the second quarter of 2006, a total of 150 basis points since the third quarter of 2005.  Based on recent Federal Reserve commentary, it would appear short-term interest rates are not likely to change for the remainder of 2006.  The following table details the cost of interest bearing liabilities for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2006	2006	2006	2005	2005
Rate	3.21%	2.89%	2.55%	2.27%	1.95%

Although average deposits are higher year over year, deposit growth compared to second quarter 2006’s balances was lower, with average NOW, savings and money market balances declining $33.6 million or 3.4 percent, noninterest bearing deposits lower by $56.9 million or 11.5 percent, and CDs increasing $19.0 million or 3.6 percent.  Some of the decline in low-cost/no cost funding was caused by interest rate disintermediation as customers migrated to higher paying CDs and, in some instances, to repurchase agreements.  Average short-term borrowings (principally sweep repurchase agreements with customers of the Company’s subsidiary bank) increased, by $28.2 million or 35.7 percent to $107.4 million for the third quarter of 2006, versus a year ago.  Growth in CDs was intentionally limited, with the Company remaining cautious in the pricing of its CDs as it believes the growing risk of a slowing economy could produce lower short term interest rates in the future.  Slowing activity in the residential real estate market (resulting in declining title company and escrow deposits), completed commercial real estate construction projects (and associated deposits depleting at end of construction), as well as normal seasonal (summer) declines also contributed to the decrease in deposits from second quarter 2006.  Current economic factors, including an inverted Treasury yield curve, are likely to continue to challenge deposit growth and constrain margin expansion in the fourth quarter of 2006.

PROVISION FOR LOAN LOSSES

Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (“OCC”), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision necessarily approximate and imprecise (see “Nonperforming Assets” and “Allowance for Loan Losses”).

A provision for loan losses of $475,000, $280,000, $280,000, $330,000, and $280,000 was recorded in the third, second and first quarter of 2006, and the fourth and third quarter of 2005, respectively.  The increased loss exposure as a result of the loan growth in 2005 and in 2006 is partially offset by the Company’s continued stable credit quality, as evidenced by its net charge-off history.  Net charge-offs of $23,000 or 0.01 percent of average loans in the third quarter of 2006 were more than offset by net recoveries of ($76,000) or (0.02) percent of average loans for the second quarter of 2006 and ($80,000) or (0.02) percent of average loans for the first quarter of 2006.  This result compares to net charge-offs of $135,000 or 0.01 percent for all of 2005.  Net charge-offs have been nominal in prior years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

As the Company’s loan portfolio continues to grow, increased loan loss provisions may result as the increased exposure to higher risk credits could result in greater inherent losses in the loan portfolio.  In addition to loan mix, the overall level of net charge-offs can be impacted by a decline in economic activity.

The Company’s expansion into Palm Beach and Brevard counties, and the addition of Century and Big Lake, as well as growth in the Company’s and other markets over the last three years has resulted in double-digit commercial and residential real estate loan growth.  A historically favorable credit loss experience in these portfolios has made it unnecessary to provide corresponding additions to the allowance for loan losses.  Recently, we have observed a slowing in commercial and residential real estate markets, and have been carefully and more critically evaluating our entire real estate exposure and risks.  Although this review is not complete as of the date of this report, we presently believe that this review likely will result in additional provisions for loan losses in the fourth quarter of 2006.  See “Allowance for Loan Losses” and “Special Cautionary Notice Regarding Forward Looking Statements” herein and in our Annual Report on Form 10-K, and “Risk Factors” in our Annual Report on Form 10-K.

NONINTEREST INCOME

Noninterest income, excluding gains and losses from securities sales, totaled $5,571,000 for the third quarter of 2006, $948,000 or 14.5 percent lower than for the second quarter of 2006, and $292,000 or 5.5 percent higher than for the third quarter of 2005.  Excluding the impact of interest rate swap profits and losses, noninterest income accounted for 19.5 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses and interest rate swap profit and losses) in the third quarter of 2006 compared to 21.7 percent a year ago.

Revenues from the Company’s financial services businesses increased slightly year over year, but were lower than second quarter 2006’s result, by $566,000 or 30.7 percent.  Of the $566,000, trust revenue was lower by $110,000 or 13.7 percent and brokerage commissions and fees were lower by $456,000 or 43.8 percent.  Brokerage commissions and fees totaled an unusually strong $1,042,000 during the second quarter of 2006, which included a commission of $168,000 collected from a single customer on an insurance annuity sale, and totaled $383,000 for all insurance annuity sales.  Lower estate fees were the primary cause for the decline in trust income.  For the nine-month period ended September 30, 2006, brokerage and trust revenue (aggregated) was $705,000 or 18.1 percent greater than prior year.  Revenues from wealth management services have improved, but remain challenging due to the uncertain economic environment.

Service charges on deposits were $510,000 or 37.6 percent higher year over year for the third quarter and $1,214,000 or 32.9 percent greater for the first nine months.  Service charges on deposits from Big Lake comprised $486,000 and $972,000 of these increases, respectively.  The trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining balance requirements.  Therefore, growth rates have been lower for these fees.

In the third quarter of 2006, marine finance fees from the sale of marine loans decreased $250,000 or 34.3 percent compared to 2005’s third quarter, and for the first nine months of 2006 were $123,000 or 5.4 percent lower.  The Company’s marine finance division (Seacoast Marine Finance) produced $28.2 million in marine loans during the third quarter of 2006, compared to $43.8 million in the third quarter of 2005 and $46.8 million in the second quarter of 2006.  Of the production in the third and second quarters of 2006, $1.3 million and $0.8 million, respectively, was not sold and instead was added to the Company’s marine portfolio.  Marine loan production was lower during the quarter as higher oil prices dampened demand and resulted in fewer finance opportunities.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California and New England.  The production team in California is capable of not only serving California, but Washington and Oregon as well.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the third quarter of 2006, debit card income increased $122,000 or 27.7 percent from a year ago, and for the first nine months of 2006 income was $286,000 or 22.0 percent higher.  Contributing to these increases was the addition of $123,000 and $206,000, respectively, in revenue from Big Lake.  Other deposit based electronic funds transfer (“EFT”) income increased, by $15,000 or 16.1 percent for the third quarter, but was lower by $16,000 or 5.0 percent for the first nine months, year over year.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA and MasterCard.

Mortgage banking revenue as a component of overall noninterest income has diminished, from 9.9 percent for the first nine months of 2005 to 4.6 percent in 2006.  This is directly related to a greater volume of loans as a percent of overall production being retained in the loan portfolio, and a result of the rising interest rate environment reducing overall mortgage production.  While the addition of the Big Lake region further expands the Company’s market reach and ability to generate mortgages, higher interest rates have dampened the residential real estate markets not only in Florida, but nationwide.

NONINTEREST EXPENSES

When compared to the third quarter of 2005, total noninterest expenses increased by $3,479,000 or 22.6 percent to $18,887,000 and was impacted by the acquisition in April 2006.  Compared to the second quarter of 2006, total noninterest expenses were $989,000 or 5.0 percent lower.  Of the $989,000 reduction, one-time costs of $582,000 related to the Big Lake integration and $304,000 for the Company’s banking subsidiary name change were incurred in the second quarter of 2006.

Salaries and wages increased $1,682,000 or 27.5 percent compared to prior year.  Included in the year-over-year increase was $592,000 related to the addition of Big Lake.  Commissions and incentives were $142,000 greater year over year for the third quarter, comprised of the $71,000 for Big Lake, with remaining amounts tied to incremental revenue production and overall Company performance in other areas.  Base salaries increased $1,522,000 or 30.7 percent year over year for the third quarter of 2006.  Additional salaries of $1,025,000 for the acquired companies comprised most of the increase compared to prior year.  Full-time equivalent employees totaled 537 at September 30, 2006, compared to 448 at September 30, 2005.

Likewise, employee benefits increased $247,000 or 13.7 percent from the third quarter of 2005, and were $885,000 or 18.7 percent higher for the nine month period ended September 30, 2006 versus prior year.  A larger work force and higher group health insurance costs and payroll taxes were the primary causes for the increase in the third quarter versus a year ago.

Outsourced data processing costs totaled $1,746,000 for the third quarter of 2006, an increase of $117,000 or 7.2 percent from a year ago.  The Company’s subsidiary banks utilize third parties for their core data processing systems and merchant services processing.  A new contract was signed with our primary core processing vendor near the end of the second quarter, resulting in a lower cost per transaction in the third quarter and an overall reduction in total cost.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $747,000 or 39.2 percent, versus third quarter results last year, and were $2,042,000 or 38.3 percent higher year over year for the first nine months.  The increase for the quarter is related to the addition of Big Lake and lease payments on premises for new branch sites, principally rent for land for offices anticipated to open later in 2006 and 2007.

For the third quarter for 2006, amortization of intangibles totaled $315,000, versus $181,000 a year ago.  For the first nine months ended September 30, 2006, amortization of intangibles totaled $755,000 versus $414,000 a year earlier.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company manages capital through dividends and share repurchases authorized by the Company’s Board of Directors.  Management assesses capital needs based on expected growth and the current economic climate.  In the first nine months of 2006, the Company has not repurchased any shares under a Board authorization program.  As of September 30, 2006, the Company was authorized to purchase up to 334,000 shares under current Board authorizations.

The Company declared and paid common dividends.  The dividend payout ratio was 48.4% in the third quarter of 2006 versus 46.9% in the third quarter of 2005.  The dividend payout ratio was 45.9% in the first nine months of 2006 versus 47.8% in the first nine months of 2005.

At September 30, 2006, the Company's total risk-based capital ratio was 11.88 percent, an increase from December 31, 2005’s reported ratio of 11.76 percent and an increase from September 30, 2005’s ratio of 10.45 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,656,061,000 at September 30, 2006, $438,142,000 or 36.0 percent more than at September 30, 2005, and $366,066,000 or 28.4 percent more than at December 31, 2005.  At September 30, 2006, total loans include $196,509,000 in loans from the addition of Big Lake.  The following table details loan portfolio composition at September 30, 2006, December 31, 2005 and September 30, 2005:

	Sept. 30,	Dec. 31,	Sept. 30,
(In thousands)	2006	2005	2005
Construction and land development	$542,601	$427,216	$416,597

Real estate mortgage
Residential real estate
Adjustable	275,682	166,494	152,241
Fixed rate	87,287	73,675	65,122
Home equity mortgages	85,348	67,034	59,154
Home equity lines	49,454	41,721	38,116
	497,771	348,924	314,633
Commercial real estate	413,859	331,953	312,931
	911,630	680,877	627,564

Commercial and financial	117,738	98,653	85,955

Installment loans to individuals	83,235	82,942	87,458

Other loans	857	307	345
Total	$1,656,061	$1,289,995	$1,217,919

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

The Company’s loan portfolio secured by commercial real estate has increased by $216,571,000 or 33.7 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At September 30, 2006, the Company had commercial real estate loan outstanding balances totaling $858,861,000 or 51.9 percent of total loans (versus $642,290,000 or 52.7 percent a year ago). The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at September 30, 2006 and 2005:

June 30		2006			2005
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$124.1	$ 19.1	$143.2	$ 93.0	$ 17.9	$110.9
Retail trade	65.9	2.3	68.2	48.7	5.9	54.6
Land development	293.0	127.4	420.4	212.9	178.8	391.7
Industrial	57.9	11.9	69.8	50.9	3.9	54.8
Healthcare	39.9	1.5	41.4	26.4	2.0	28.4
Churches and educational facilities	32.5	1.8	34.3	24.5	0.7	25.2
Recreation	4.5	--	4.5	5.0	--	5.0
Multifamily	51.1	40.2	91.3	36.4	35.1	71.5
Mobile home parks	5.6	--	5.6	5.4	--	5.4
Land	62.3	18.1	80.4	61.1	4.7	65.8
Lodging	20.5	10.5	31.0	10.2	--	10.2
Restaurant Agriculture	9.8 26.8	1.0 5.7	10.8 32.5	7.0 --	0.3 --	7.3 --
Other	65.0	5.1	70.1	60.8	4.3	65.1

Total	$858.9	$244.6	$1,103.5	$642.3	$253.6	$895.9

Construction and land development loans increased $126,004,000 or 30.2 percent from a year ago to $542,601,000 at September 30, 2006.  Of this total, $445,002,000 is collateralized by commercial real estate and $97,599,000 by residential real estate.  In comparison, at September 30, 2005, $329,358,000 was collateralized by commercial real estate and $87,239,000 by residential real estate.  All of the commercial real estate construction and land development loans are included in the table above.  The construction period generally ranges from 18-24 months.  Demand in the Company’s market area over the past few years and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans.  Production in 2006 has consisted of more commercial construction projects with end users and less related to residential development.

There has been evidence recently of a slowing in residential real estate activity in most of the Company’s markets, resulting in increases of inventory for finished new housing units.  Moreover, strong growth in sales prices for both new and existing residential housing over the past few years has started to moderate.  The Company anticipates that the slowing of loan growth evident over the past two quarters will continue into the next quarter and next year due to a slowing demand for housing related construction loans and repayment of existing residential construction loans.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2006 aggregated to $165.1 million and for the top 60 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $598.6 million.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $171 million and $243 million, respectively, at September 30, 2006, compared to $101 million and $212 million, respectively, a year ago.

Commercial and financial loans increased and totaled $117,738,000 at September 30, 2006, compared to $85,955,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $83,235,000 (versus $87,458,000 a year ago), real estate construction loans secured by residential properties totaling $59,820,000 (versus $61,343,000 a year ago), and residential lot loans totaling $37,779,000 (versus $25,896,000 a year ago).  The majority of consumer loans are secured.

Real estate mortgage lending is an important segment of the Company's lending activities.  At September 30, 2006, approximately $276 million or 62 percent of the Company's residential mortgage loan balances were adjustable, compared to $152 million or 55 percent a year ago.

Loans secured by residential properties having fixed rates totaled approximately $173 million at September 30, 2006, of which 15- and 30-year mortgages totaled approximately $37 million and $50 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at September 30, 2005 totaled approximately $32 million and $33 million, respectively.

At September 30, 2006, the Company had commitments to make loans (excluding unused home equity lines of credit) of $357,975,000, compared to $348,725,000 at September 30, 2005.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $12,693,000 at September 30, 2006, $4,050,000 higher than one year earlier and $3,687,000 higher than at December 31, 2005.  A total of $2.5 million of the increase year over year for the third quarter and compared to year-end is related to the April 1, 2006 acquisition of Big Lake.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 108.1 percent at September 30, 2006, compared to 2,659.4 percent at September 30, 2005.  During the third quarter of 2006, nonperforming assets increased (see “Nonperforming Assets”).

During the first nine months of 2006, net recoveries totaled $133,000, consisting of $146,000 in net recoveries for commercial loans, $23,000 in net charge-offs for consumer loans, and net recoveries on credit cards of $10,000.  A year ago, net charge-offs of $167,000 were recorded during the first nine months.

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

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolios support an allowance for loan losses of 0.77 percent of total loans at September 30, 2006, a level lower than that found in many other banks.  This ratio was 0.71 percent at September 30, 2005 and 0.70 percent at December 31, 2005.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, experienced and stable staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At September 30, 2006, the Company had $1,454 million in loans secured by real estate, representing 87.8 percent of total loans, up slightly from 85.7 percent at September 30, 2005.  In addition, the Company is subject to a geographic concentration of credit because it operates in Central and southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 26.9 percent of total loans at September 30, 2006.  Generally, all of the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre-sales or leases, but are guaranteed by the personal assets of all of the participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

The Company is in the process of analyzing and evaluating its real estate loan portfolio more carefully and critically in light of trends in the commercial and residential real estate markets.  As a result of our ongoing evaluations, which are, as of the date of this report, preliminary, these trends and more analytic and stringent risk management practices appear likely to result in additions to our allowance for loan loss through additional provisions for loan losses in the fourth quarter of 2006.  These potential additional provisions for loan losses are not a result of any presently-identified losses, but a reflection of current and anticipated market conditions and the effects of these changes and our judgments and estimates of the related risks on our real estate loan portfolio.  See “Special Cautionary Notice Regarding Forward Looking Statements” herein and in our Annual Report on Form 10-K, and “Risk Factors” in our Annual Report on Form 10-K.

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

NONPERFORMING ASSETS

At September 30, 2006, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.63 percent, compared to 0.03 percent one year earlier.

At September 30, 2006, there were $1,305,000 in accruing loans past due 90 days or more and no OREO outstanding.  At September 30, 2005, there were no accruing loans past due 90 days or more and no OREO outstanding.  Loans under process for renewal comprised most of the accruing loans past due 90 days or more at September 30, 2006 and, subsequently, were current with regards to principal and interest in October.

Nonaccrual loans totaled $10,437,000 at September 30, 2006, compared to a balance of $325,000 at September 30, 2005.  Nonaccrual loans outstanding at September 30, 2006 that were performing with respect to payments totaled $10,214,000.  During the third quarter of 2006 nonaccrual loans increased due to the addition of a $9.6 million loan.  While the loan is fully secured and current as to principal and interest at September 30, 2006, the borrower is experiencing financial difficulties.  It is expected that the loan will remain current as the guarantor has substantial liquid net worth, but the loan was placed on nonaccrual in accordance with the Company’s loan policy.

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

Although overall loan quality remained unaffected at September 30, 2006 from the slowing residential real estate activity, the Company will continue to carefully monitor its exposures in this area.  Should the slowing continue for an extended period of time, or should it accelerate, it could result in increases in the level of problem assets in the future.

SECURITIES, FEDERAL FUNDS SOLD AND INTEREST BEARING DEPOSITS

At September 30, 2006, the Company had $345,971,000 in securities held for sale and securities held for investment were carried at an amortized cost of $137,197,000.  The Company's securities portfolio decreased $78,978,000 or 14.0 percent from September 30, 2005, and $59,856,000 or 11.0 percent from December 31, 2005.  Maturities of securities of $117.6 million, sales of $103.7 million and purchases totaling $90.0 million were transacted during the first nine months of 2006.

Federal funds sold and interest bearing deposits have declined since year-end, partially as a result of seasonal factors and due to lower deposit balances related to a slowing in the residential real estate market.  Funds from security maturities and sales and lower federal funds sold were also used to fund loan growth over the past twelve months.

Unrealized net securities losses of $6,543,000 at September 30, 2006, compared to net losses of $4,742,000 at September 30, 2005 and $8,663,000 at December 31, 2005.  Consensus market perception is that the Federal Reserve will pause on interest rate increases prospectively, at least in the short-term; a shifting yield curve has negatively affected the market value of the securities portfolio since the Federal Reserve began increasing interest rates in mid-2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $179,319,000 or 10.1 percent to $1,957,893,000 at September 30, 2006, compared to one year earlier. Of the increase in deposits, $256 million was related to deposits from Big Lake.  Certificates of deposit (“CDs”) increased $139,283,000 or 31.0 percent to $589,079,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $57,292,000 or 6.5 percent to $944,190,000, and noninterest bearing demand deposits decreased $17,256,000 or 3.9 percent to $424,624,000.

Of the amounts indicated at September 30, 2006, outstanding balances for Big Lake for CDs totaled $53.8 million, lower cost interest bearing deposits totaled $135.8 million, and noninterest bearing deposits totaled $66.6 million (including business demand deposits of $33.1 million and personal demand deposits of $30.0 million).  Deposit pricing pressure intensified during the third quarter of 2006 and combined with the slowdown in Florida housing activity resulted in deposits in the Company’s Treasure Coast and Orlando markets declining year over year.  Deposit mix was unfavorably affected as well, with noninterest bearing deposits declining $63.9 million since June 30, 2006.  With higher interest rates, disintermediation between lower cost (no cost) products and CDs has occurred.  Local competitors with higher loan to deposit ratios aggressively increased rates for CDs throughout the third quarter of 2006, purposefully maintaining necessary funding for their institutions.  Seacoast chose to be more cautious with regards to the pricing of its CDs as it believes lower short term interest rates may be expected in the future (after the current Federal Reserve pause).

The Company’s expects it will continue to be successful generating deposits by marketing desirable products, in particular its array of money market and NOW product offerings.  The Company’s entrance into new markets, including Palm Beach County, the Orlando market (through Century), and central Florida (through Big Lake) provide an opportunity to enhance overall deposit growth, including lower cost interest bearing deposits.

Repurchase agreement balances increased over the past twelve months by $23,079,000 or 28.5 percent to $104,179,000 at September 30, 2006.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  No federal funds purchased were outstanding at September 30, 2006, or at the same date in 2005.  The Company does utilize federal funds purchased periodically, generally only overnight.

Borrowed funds decreased $19,040,000 or 41.8 percent to $26,516,000 at September 30, 2006, compared to 2005 on the same date.  A $25.0 million FHLB adjustable rate borrowing originated on January 30, 2003 matured on January 30, 2006.  In addition, the parent company added $12.0 in funding through a term loan (see “Note F” of the “Notes to Condensed Consolidated Financial Statements”) and no longer has the $6.0 million outstanding on its unsecured revolving line of credit.

The Company also issued $20,619,000 in subordinated debentures on March 31, 2005.  An additional $20,619,000 in subordinated debentures was issued on December 16, 2005, bringing the aggregate total to $41,238,000 at September 30, 2006.  The proceeds were used to support the purchase of Century, to maintain capital, and for general corporate purposes.

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at September 30, 2006 included derivative product liabilities of $484,000.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $412 million at September 30, 2006, and $392 million at September 30, 2005.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would decrease 1.3 percent if interest rates gradually rise 200 basis points over the next twelve months and 0.6 percent if interest rates gradually rise 100 basis points.  With the Federal Reserve now pausing, having increased the federal funds rate by 425 basis points from June 2004 through June 2006, and possibly decreasing interest rates in the future, the model simulation indicates net interest income would increase by 1.1 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 17.5 percent using the most recent ALCO model.  At December 31, 2005, the gap was negative as well at 5.8 percent.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At September 30, 2006, the Company had available lines of credit of $228 million.   The Company had $286 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $94,345,000 at September 30, 2006 as compared to $224,247,000 at September 30, 2005.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.  Also, at September 30, 2005, cash and cash equivalents were allowed to increase due to some concern that a portion of funding (deposits) may be transitory since the deposits were derived from insurance proceeds due to hurricanes.  The Company believes its liquidity to be strong.

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

The Company also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 1.0 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 2.3 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2006 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

#

Item 2.

Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

No issuer purchases of equity securities occurred during the first quarter of 2006.  Issuer purchases of equity securities during the second and third quarter of 2006 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Public Announced Plan (1)	Maximum Number of Shares that may yet be Purchased under the Plan

4/1/06 to 4/30/06	260	(2)	$28.49	490,615	334,385
5/1/06 to 5/31/06	0		0	490,615	334,385
6/1/06 to 6/30/06	0		0	490,615	334,385
Total – 2nd Quarter	260		28.49	490,615	334,385

7/1/06 to 7/31/06	0		29.92	490,615	334,385
8/1/06 to 8/31/06	26	(3)	0	490,615	334,385
9/1/06 to 9/30/06	0		0	490,615	334,385
Total – 3rd Quarter	26		29.92	490,615	334,385

Year-to-Date 2006	286		$28.62	490,615	334,385

(1)

The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

(2)

Fractional shares resulting from acquisition settled in cash pursuant to merger agreement

(3)

In satisfaction of the Company’s obligations upon vesting of restricted stock awards outstanding

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

Item 6.

Exhibits and Reports on Form 8-K

Exhibit 3.1

Amended and Restated Articles of Incorporation

Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 9, 2006.

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

Exhibit 32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on July 31, 2006

On July 25, 2006, the Registrant announced its financial results for the second quarter ended June 30, 2006.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on July 26, 2006 and data charts referenced in the conference call.

Form 8-K filed on October 27, 2006

On October 24, 2006, the Registrant announced its financial results for the third quarter ended September 30, 2006.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on October 25, 2006 and data charts referenced in the conference call.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 8, 2006

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

November 8, 2006

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#