Form 10-Q/A
period 2006-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2006-11-16
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

____________________

FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2006 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________________	to	__________________________
Commission file number	0-13660
SEACOAST BANKING CORPORATION OF FLORIDA
(Exact Name of Registrant as Specified in Its Charter)
Florida		59-2260678
(State or Other Jurisdiction of Incorporation or Organization		(I.R.S. Employer Identification No.)
815 COLORADO AVENUE, STUART FL		34994
(Address of Principal Executive Offices)		(Zip Code)
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

#

This amendment is being filed solely to clarify certain forward looking statements regarding the Provision for Loan Losses under Item 2. Management’s Discussion and Analysis – Results of Operations and the Allowance for Loan Losses under Item 2. Management Discussions and Analysis – Financial Condition.

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

  Increase (decrease) in borrowings and subordinated debt

  Stock based employee benefit plans

  Dividends paid

	(127,209) 1,258 (19,000) 983 (8,205)	84,412 (7,677) 26,619 819 (7,067)
Net cash provided by (used in) financing activities	(152,173)	97,106
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of year	(126,148) 220,493	134,568 89,679
Cash and cash equivalents at end of period	$ 94,345	$224,247

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

NOTE D - COMPREHENSIVE INCOME

At September 30, 2006 and 2005, comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$ 5,869	$ 5,565	$18,169	$14,926
Unrealized gain (loss) on cash flow hedge (net of tax)	0	(2)	0	55
Unrealized losses on securities held for sale (net of tax)	2,333	(858)	1,036	(866)
Net reclassification adjustment	0	0	113	0
Comprehensive income	$ 8,202	$ 4,705	$ 19,318	$14,115

NOTE E– BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Basic:
Net income	$ 5,869	$ 5,565	$ 18,169	$ 14,926
Average shares outstanding	18,767,257	16,856,109	18,142,813	16,175,803
Basic EPS	$ 0.31	$ 0.33	$1.00	$0.92

Diluted:
Net income	$ 5,869	$ 5,565	$ 18,169	$ 14,926
Average shares outstanding	18,767,257	16,856,109	18,142,813	16,175,803
Net effect of dilutive stock options	374,227	397,427	374,695	380,649

TOTAL	19,141,484	17,253,536	18,517,508	16,556,452

Diluted EPS	$ 0.31	$ 0.32	$ 0.98	$ 0.90

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

The Company is in the process of analyzing and evaluating its real estate loan portfolio more carefully and critically in light of trends in the commercial and residential real estate markets.  As a result of our ongoing evaluations, which are, as of the date of this report, preliminary, these trends and more analytic and stringent risk management practices appear likely to result in additions to our allowance for loan loss through additional provisions for loan losses, perhaps as soon as in the fourth quarter of 2006.  These potential additional provisions for loan losses are not a result of any presently-identified losses, but a reflection of current and anticipated market conditions and the effects of these changes and our judgments and estimates of the related risks on our real estate loan portfolio.  See “Special Cautionary Notice Regarding Forward Looking Statements” herein and in our Annual Report on Form 10-K, and “Risk Factors” in our Annual Report on Form 10-K.

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

November 16, 2006

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

November 16, 2006

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#