Form 10-K
period 2006-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2007-03-15
CIK 730708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Stock, Par Value $.10
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on February 22, 2007, as reported on the Nasdaq Global Select Market, was $470,395,358.
     The number of shares outstanding of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, as of February 22, 2007, was 19,106,229.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Certain portions of the registrant’s 2007 Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2007 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2007 Proxy Statement shall be deemed so incorporated.
2.	Certain portions of the registrant’s 2006 Annual Report to Shareholders (the “2006 Annual Report”) are incorporated by reference in Part II, Items 6 through 8 of this report. Other than those portions of the 2006 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2006 Annual Report shall be deemed so incorporated.

FORM 10-K CROSS-REFERENCE INDEX

		Page of
		Form	Annual
		10-K	Report
Part I

Item 1.	Business	7 - 19	—

Item 1A.	Risk Factors	19

Item 1B.	Unresolved Staff Comments	23

Item 2.	Properties	24-29	—

Item 3.	Legal Proceedings	29	—

Item 4.	Submission of Matters to a Vote of Security Holders	29	—

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	30-31	53

Item 6.	Selected Financial Data	31	5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32	16-53

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32	29-30, 36-37

Item 8.	Financial Statements and Supplementary Data	33	57-89

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	33	—

Item 9A.	Controls and Procedures	33	—

Item 9B.	Other Information	34	—
EX-10.19 Change of Control Employment Agreement
EX-10.20 Executive Employment Agreement
EX-13 2006 Annual Report
EX-21 Subsidiaries
EX-23.1 Consent of KPMG, LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

		Page of
		Form
		10-K	Proxy
Part III

Item 10.	Directors, Executive Officers and Corporate Governance	34	5-14 &44

Item 11.	Executive Compensation	34	14-31 & 34

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35-36	5-11,14 &38-39

Item 13.	Certain Relationships and Related Transactions, and Director Independence	36	37-38

Item 14.	Principal Accounting Fees and Services	36	43-44

Part IV

Item 15.	Exhibits, Financial Statement Schedules	36-40
Certain statistical data required by the Securities and Exchange Commission are included on pages 16-53 of Exhibit 13.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS
          Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
          All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the effects of future economic, business and market conditions, domestic and foreign;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

     All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Part I
Item 1. Business
General
          Seacoast is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and its principal subsidiary is Seacoast National Bank (“Seacoast National”). Seacoast National commenced its operations in 1933, and operated prior to 2006 as “First National Bank & Trust Company of the Treasure Coast”.
          Seacoast and its subsidiaries offer a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast National had 42 banking offices in 13 counties in Florida at year-end 2006, with plans to open three new branches in 2007.
          Seacoast has 26 branches in the “Treasure Coast,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. In April 2005, Seacoast acquired a bank in Orlando, Florida and in April 2006, acquired a bank with nine offices in seven counties, including DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee, and St. Lucie Counties. The Company operates 42 banking offices in 13 counties. Offices are located in the following cities:
•	five in Stuart,

•	two in Palm City,

•	two in Jensen Beach,

•	one on Hutchinson Island,

•	one in Hobe Sound,

•	six in Vero Beach,

•	two in Sebastian,

•	five in Port St. Lucie,

•	two in Ft. Pierce,

•	five in northern Palm Beach County,

•	three in Orlando,

•	two in Okeechobee,

•	one in Arcadia,

•	one in Moore Haven,

•	one in Wauchula,

•	one in Clewiston,

•	one in Labelle, and

•	one in Lake Placid.
Seacoast National opened a loan production office in Brevard County in June 2004, and is opening two banking offices in Brevard County, in February 2007 in the Viera area, and the other later in 2007. Seacoast National intends to further expand its presence into St. Lucie County, with an additional office planned to open in late 2007. See “Item 2. Properties.”
          Most of our banking offices have one or more automated teller machine (“ATMs”) that provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at over 300,000 participating ATM locations throughout the United States.
          Seacoast National’s “MoneyPhone” system allows customers to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is available 24 hours a day, seven days a week.
          In addition, customers may access information via Seacoast National’s Customer Service Center (“CSC”). From 7 A.M. to 7 P.M., Monday through Friday, and on Saturdays from 9 A.M. to 4 P.M., our CSC staff is available to open accounts, take applications for certain types of loans, resolve account issues and offer information on other bank products and services to existing and potential customers.
          We also offer Internet banking. Our Internet service allows customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make loan payments from a deposit account, 24 hours a day, seven days a week.
          In February 2000, we opened an office of Seacoast Marine Finance Division, a division of Seacoast National, in Ft. Lauderdale, Florida. Seacoast Marine is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater. In November 2002, the Seacoast Marine Finance Division added offices and key personnel in California to serve the western markets, and this past year added a representative in New England. All loans that are originated by the Seacoast Marine Finance Division outside of Seacoast National’s service areas in Florida are generally sold.
               Seacoast has six indirect, wholly-owned subsidiaries:
•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), which provides insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of First National;

•	Big O RV Resort, Inc., which was formed to own and operate certain properties acquired through foreclosure, but which currently is inactive;

•	FNB Property Holdings, Inc., a Delaware holding company, whose primary asset is an investment in FNB RE Services, Inc.; and

•	FNB RE Services, Inc., a real estate investment trust that holds mortgage loans originated by Seacoast National.

Seacoast directly owns all the common equity in two statutory trusts:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005, also for the purpose of issuing $20 million in trust preferred securities.
          With the exception of FNB Property Holdings, Inc. and FNB RE Services, Inc., the operations of each of these direct and indirect subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.

          As a bank holding company, Seacoast is a legal entity separate and distinct from its subsidiaries. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Seacoast’s operating revenues and net income are derived primarily from Seacoast National through dividends and fees for services performed. See “Supervision and Regulation.”
          As of December 31, 2006, Seacoast had total consolidated assets of approximately $2,389 million, total deposits of approximately $1,891 million, total consolidated liabilities, including deposits, of approximately $2,177 million and consolidated shareholders’ equity of approximately $212 million. Seacoast’s operations are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2006 Annual Report.
          Seacoast’s and Seacoast National’s principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. Seacoast and Seacoast National maintain Internet websites at www.seacoastbanking.net and www.seacoastnational.com, respectively. We file annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference rooms at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.
          In addition, Seacoast makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after Seacoast electronically files such material with or furnishes it to the SEC. Seacoast is not incorporating the information on its or Seacoast National’s website into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report.
Employees
          As of December 31, 2006, Seacoast and its subsidiaries employed 534 full-time equivalent employees. Seacoast considers its employee relations to be good, and it has no collective bargaining agreements with any employees.
Expansion of Business
          Seacoast has expanded its products and services to meet the changing needs of the various segments of its market, and it presently expects to continue this strategy. Prior to 1991, Seacoast had expanded geographically primarily through the addition of branches, including the acquisition of a branch in St. Lucie County. Seacoast also from time to time has acquired banks, bank branches and deposits, and has opened new branches and facilities.
          In 2002, we entered Palm Beach County by establishing a new branch office. On April 30, 2005, Seacoast acquired Century National, a commercial bank headquartered in Orlando, Florida. Century operated as a wholly owned subsidiary of Seacoast until August 2006 when it was merged with Seacoast National.

          In April 2006, Seacoast acquired Big Lake National Bank (“Big Lake”), a commercial bank headquartered in Okeechobee, Florida, inland from our Treasure Coast markets. Big Lake was merged with Seacoast National in June 2006.
          Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 17 net new offices in 11 Counties of Florida. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida, Newport Beach and Alameda, California, and Melbourne, Florida. See “Item 2. Properties”.
          Seacoast regularly evaluates possible mergers, acquisitions and other expansion opportunities.
Seasonality; Cycles
          Seacoast believes its commercial banking operations are not generally seasonal in nature. Investment management fees and deposits often peak in the first and second quarters, and often are lowest in the third quarter. Public deposits tend to increase with tax collections in the second and fourth quarters and decline with spending thereafter.
          Due to Hurricanes Frances and Jeanne in the fall of 2004, Seacoast’s deposits increased as insurers disbursed insurance proceeds and hurricane-related damage began to be repaired. In the fall of 2005, Hurricane Wilma had a much smaller effect on us. No major hurricanes occurred in 2006, and deposits were more normal.
Competition
          Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard and Palm Beach Counties, in southeastern Florida and in the Orlando metropolitan statistical area. We also operate in six competitive counties in central Florida near Lake Okeechobee. Seacoast National not only competes with other banks in its markets, but also competes with various other types of financial institutions for deposits, commercial, fiduciary and investment services and various types of loans and certain other financial services. Seacoast National also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.
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

Supervision and Regulation
          Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and its bank subsidiary’s business. Supervision, regulation, and examination of the Company and its banking subsidiary and its respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company’s business.
          Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, Seacoast is required to include management and independent auditor reports on internal controls as part of its annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. Seacoast has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Seacoast’s failure to comply with these internal control rules may materially adversely affect its reputation, ability to obtain the necessary certifications to financial statements, and the values of its securities. The assessments of financial reporting controls as of December 31, 2006 are included elsewhere in this report with no material weaknesses reported.
Bank Holding Company Regulation
          The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks and a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company’s non-bank subsidiaries.
          The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
          The Gramm-Leach-Bliley Act of 1999 (“GLB”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by GLB. Banks may also engage in similar “financial activities” through subsidiaries. GLB also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing these statutory provisions.
          The Company is a legal entity separate and distinct from its bank subsidiary and its other subsidiaries. Various legal limitations restrict its banking subsidiaries from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and its banking subsidiaries are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions” to include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and its bank subsidiaries also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.
          The BHC Act permits acquisitions of banks by bank holding companies, such that Seacoast and any other bank holding company, whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Florida’s Interstate Branching Act (the “Florida Branching Act”) permits interstate branching. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction, unless the Florida bank has been in existence and continuously operated for more than three years.
          Federal Reserve policy requires a bank holding company to act as a source of financial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) resulting from an affiliated depository institution’s failure. Accordingly, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.
Bank and Bank Subsidiary Regulation
          Seacoast National is subject to supervision, regulation, and examination by the Office of the Comptroller of the Currency (the “OCC”), which monitors all areas of operations, including reserves, loans, mortgages, the issuance of securities, payment of dividends, establishing branches, capital adequacy, and compliance with laws. Seacoast National is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.
          Under Florida law, Seacoast National may establish and operate branches throughout the State of Florida, subject to the maintenance of adequate capital and the receipt of OCC approval.
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
          FNB Brokerage, a Seacoast National subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (“Commission” or “SEC”). As a member of the National Association of Securities Dealers, Inc. (“NASD”), it also is subject to examination and supervision of its operations, personnel and accounts by NASD Regulation, Inc. FNB Brokerage is a separate and distinct entity from Seacoast National, and must maintain adequate capital under the SEC’s net capital rule. The net capital rule limits FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to Seacoast National. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and an investment advisor.
          FNB Insurance, a Seacoast National subsidiary, is authorized by the State of Florida to market insurance products as an agent. FNB Insurance is a separate and distinct entity from Seacoast National and is subject to supervision and regulation by state insurance authorities.
          The Internal Revenue Code of 1986 (the “Code”), as amended, provides requirements that must be met with respect to Seacoast National’s indirect subsidiary, FNB RE Services, Inc., which has elected to be taxed as a “real estate investment trust” under the Code.

Community Reinvestment Act
          The Company and its banking subsidiaries are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and related federal banking agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company.
          Following GLB, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation.
          Seacoast National is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal banking agencies have issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
Payments of Dividends
          The Company is a legal entity separate and distinct from its bank subsidiary and other subsidiaries. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast National) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
          In addition, the Company and its banking subsidiary are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.
          The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction the Company’s subsidiary bank could distribute as dividends to the Company, without prior approval of the Comptroller of the Currency, approximately $29.8 million as of December 31, 2006.
Capital
          The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). The Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital.
          In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans, and higher capital may be required as a result of an institution’s risk profile. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve and OCC have not advised the Company or its banking subsidiary of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.
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
          All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured institutions. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) “well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) “undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.
          As of December 31, 2006, the consolidated capital ratios of the Company and Seacoast National were as follows:

	Regulatory		Seacoast
	Minimum	Seacoast	National
Tier 1 capital ratio	4.0%	10.9%	11.3%
Total capital ratio	8.0%	11.7%	12.1%
Leverage ratio	3.0-5.0%	8.5%	8.9%
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
          FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim for such liability would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and its banking subsidiary exceed applicable capital requirements, the respective managements of the Company and its banking subsidiary do not believe that the provisions of FDICIA have had any material effect on the Company and its banking subsidiary or their respective operations.
          FDICIA also contains a variety of other provisions that may affect the operations of the Company and its banking subsidiary, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National is well capitalized, and brokered deposits are not restricted.
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
          The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.
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
Fiscal and Monetary Policy
          Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Seacoast and its bank subsidiary are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on Seacoast and its subsidiary cannot be predicted.
FDIC Insurance Assessments
          Seacoast National’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”), and Seacoast National is subject to FDIC assessments for its deposit such insurance, as well as assessments by the FDIC to pay interest on FICO bonds. During 2004 through 2006, the FDIC’s risk-based deposit insurance assessment schedule ranged from zero to 27 basis points per annum. During these three years, Seacoast National, including its predecessors from their date of acquisition, paid no FDIC deposit insurance premiums. FICO assessments of approximately $171,000, $225,000 and $325,000 were paid to the FDIC in 2004, 2005 and 2006, respectively.
          Congress passed the Federal Deposit Insurance Reform Act (the “Reform Act”) in February 2006. Deposits remain insured up to a maximum of $100,000, but the amount of deposit insurance will be adjusted every five years based upon inflation. Retirement accounts will be insured for up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated.
          The FDIC has adopted new risk-based deposit premium rules following the Reform Act, to achieve the new targeted designated reserve ratio specified in the Reform Act. The new rules set forth the following risk categories and initial deposit insurance assessment rates:

Risk Category	Assessment Rate
I	5 to 7 basis points
II	10 basis points
III	28 basis points
IV	43 basis points
Seacoast National expects that it will pay FDIC deposit insurance assessments in 2007 based upon the lowest rate of Category I. Seacoast National is also entitled to a one-time credit provided by the Reform Act and FDIC rules for deposit insurance premiums previously paid. This credit is estimated at approximately $1,240,000. We expect FDIC insurance assessments for 2007 of approximately $1 million before the credit, although this assessment will change with the levels of our deposits and as a result of quarterly changes by the FDIC in its assessment rates or changes in Seacoast National’s risk category. Any credits unused in 2007 may be applied to reduce up to 90% of deposit insurance assessments in future years.
          FICO assessments are set by the FDIC quarterly and ranged from 1.54 basis points of FDIC assessable deposits in the first quarter of 2004 to 1.46 basis points in last quarter of 2004, 1.44 basis points in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005, and 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006. The FICO assessment rate for the first quarter of 2007 is 1.22 basis points.
Recent Legislative and Regulatory Changes
     Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and its bank subsidiary.
     During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”).
The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance.
Loans on owner occupied CRE are generally excluded.
     The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:
•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.
The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.
     The Guidance applies to the Company’s CRE lending activities due to its concentration in construction and land development loans. The Company had outstanding $479.5 million in commercial construction and residential land development loans and $91.3 in residential construction loans to individuals, which represents approximately 269% of capital at December 31, 2006. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its growing markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as improvements in its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The additional enhancements to the Company analysis and review of CRE concentrations are consistent with many of the principles in the Guidance, and the Company established in 2006 a more detailed approach for managing its exposure to CRE concentrations.
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
          We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:
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
          Both the Company and Seacoast National must meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and we would no longer meet the requirements to become a financial holding company.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms, and could dilute our existing shareholders.
          We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited. Any issuances of our common stock or securities convertible into or exchangeable for common stock could dilute the interests of our existing common shareholders.
Attractive acquisition opportunities may not be available to us in the future.
          While we seek continued organic growth, we will continue to consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.
          Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Our deposits also increased due to acquisitions in 2005 and 2006, and insurance and other payments received by our customers as a result of hurricanes in 2004 and 2005. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio at present levels of profitability.
Our profitability and liquidity may be affected by changes in interest rates and economic conditions.
          Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Since June 2004, the Federal Reserve has raised the federal funds rate from 1.0% to 5.25%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held, the production of mortgage and other loans and the value of collateral securing our loans, and therefore can adversely affect our liquidity and earnings.
Regulatory Risks of Real Estate Lending and Concentrations
          Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since the Company had 52.9% of its portfolio in CRE loans at year-end 2006 and 52.4% for 2005. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Sales of residential real estate and mortgage loan production fell in 2006, adversely affecting economic activity in our markets, as well as adversely affecting loan demand, deposit growth, fee income from mortgage production and sale, and the value and liquidity of certain of our collateral.
Our future success is dependent on our ability to compete effectively in highly competitive markets.
          We operate in the highly competitive markets of Martin, St. Lucie, Brevard, Indian River, and Palm Beach Counties in southeastern Florida, the Orlando, Florida metropolitan statistical area, as well as in more rural counties in the Lake Okeechobee, Florida region. Our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.
We operate in a heavily regulated environment.
          Seacoast and its subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the SEC, the FDIC and the NASD. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets and securities and insurance regulators. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.
We are subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.
          We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of its annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.
          The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon its ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.
The anti-takeover provisions in our articles of incorporation and under Florida law may make it more difficult for takeover attempts that have not been approved by our board of directors.
          Florida law and Seacoast’s articles of incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of Seacoast to consult with our board, and which enable the board to negotiate and give consideration on behalf of Seacoast and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements, may make any takeover attempts and other acquisitions of interests in Seacoast that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial.
Hurricanes or other adverse weather events would negatively affect Seacoast’s local economies or disrupt Seacoast’s operations, which would have an adverse effect on Seacoast’s business or results of operations.
          Seacoast’s market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. Seacoast cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in Seacoast’s current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          Seacoast and Seacoast National’s main office occupies approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. This building, together with an adjacent 10-lane drive-through banking facility and an additional 27,000 square foot office building, are situated on approximately eight acres of land in the center of Stuart zoned for commercial use. The building and land are owned by Seacoast National, which leases out portions of the building not utilized by Seacoast and Seacoast National to unaffiliated third parties.
          Adjacent to the main office, Seacoast National leases approximately 21,400 square feet of office space to house operational departments, consisting primarily of information systems and retail support. Seacoast National owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, providing tellers and other customer service personnel with access to customers’ records. In addition, Seacoast National acquired Big Lake’s operations center as a result of the acquisition on April 1, 2006. The operations center is situated on 3.25 acres in a 4,939 square foot building in Okeechobee, Florida, all owned by Seacoast National. The site is used as an auxiliary operations center, and can be utilized as a disaster recovery site should natural disasters or other events preclude use of Seacoast National’s primary operations center.
          In February 2000, Seacoast National opened a lending office in Ft. Lauderdale, Florida for its Seacoast Marine Finance Division. In November 2002, additional office space was acquired for the Seacoast Marine Finance Division in Alameda, California (430 square feet of leased space), and Newport Beach, California (1,200 square feet of leased space). Since January 2005, the Ft. Lauderdale, Florida office has been in a 2,009 square feet leased facility. The furniture and equipment at these locations is owned by Seacoast National.
          In June 2004, Seacoast National also opened a loan production office in Melbourne, Florida. Located in a three story waterfront office building, this office occupies 1,533 square feet of leased space on the third floor. All furniture and equipment utilized is owned.
          As of December 31, 2006, the net carrying value of branch offices of Seacoast National (excluding the main office) was approximately $24.0 million. Seacoast National’s branch offices are described as follows:
Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by Seacoast National. Improvements include three drive-in teller lanes and one drive-up ATM, as well as a parking lot and landscaping.
East Ocean Boulevard, was originally opened in 1978 and relocated in 1995. This office is located on the main thoroughfare between downtown Stuart and Hutchinson Island’s beachfront residential developments. This branch is housed in a four-story office condominium. The 2,300 square foot branch area on the first floor has been remodeled and operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996, the third floor was sold in December 1995, and the second floor was sold in December 1998.
Cove Road, opened in late 1983, is conveniently located close to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. South Branch Building, Inc., a subsidiary of Seacoast National, is a general partner in a partnership that entered into a long-term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. Seacoast National leases the building and utilizes 3,450 square feet of the available space. Remaining space is sublet by Seacoast National to other business tenants. First National has improved the premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by Seacoast National. A drive-up ATM was added in early 1997.
Hutchinson Island, opened on December 31, 1984, is in a shopping center located on a coastal barrier island, close to numerous oceanfront condominium developments. In 1993, the branch was expanded from 2,800 square feet to 4,000 square feet and is under a long-term lease to Seacoast National. Seacoast National has improved the premises with bank equipment, a walk-up ATM and three drive-in lanes, all owned by Seacoast National.
Rivergate, opened October 28, 1985, originally occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. Seacoast National moved the branch to larger facilities in the shopping center in April 1999 under a long-term lease agreement. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM.
Wedgewood Commons, opened in April 1988, is located on an out-parcel under long term ground lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building that houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by Seacoast National.
Bayshore, opened in September 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. Seacoast National has leased the premises under a long-term lease agreement and has made improvements to the premises, including the addition of three drive-in lanes and a walk-up ATM, all of which are owned by Seacoast National.
Hobe Sound, acquired in December 1991 from the RTC, is a two-story facility containing 8,000 square feet and is centrally located in Hobe Sound. Of 2,800 square feet on the second floor, 1,225 square feet is utilized by local community organizations. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by Seacoast National.
Fort Pierce, acquired in December 1991, is a 2,895 square foot facility owned by Seacoast National in the heart of Fort Pierce that has three drive-in lanes and a drive-up ATM. Equipment and furniture are all owned by Seacoast National.
Martin Downs, acquired in February 1992, is a 3,960 square foot bank building owned by Seacoast National located at a high traffic intersection in Palm City, an emerging commercial and residential community west of Stuart. Improvements include three drive-in teller lanes, a drive-up ATM, equipment and furniture.
Tiffany, acquired in May 1992 and owned by Seacoast National, is a two-story facility containing 8,250 square feet and is located on a corner of U.S. Highway 1 in Port St. Lucie offering excellent exposure in one of the fastest growing residential areas in the region. Seacoast National uses the second story space to house brokerage and loan origination personnel, a training facility and conference area. Three drive-in teller lanes, a walk-up ATM, equipment and furniture are utilized and owned by Seacoast National.
Vero Beach, acquired in February 1993 and owned by Seacoast National, is a 3,300 square foot bank building located in Vero Beach on U.S. Highway 1 at the intersection with 12th Street.

Seacoast National holds a long-term ground lease on the property. Improvements include three drive-in teller lanes, a walk-up ATM, equipment and furniture, all of which are owned by Seacoast National.
Beachland, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero Beach, Florida. This facility has 2 drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast National.
Sandhill Cove, opened in September 1993, is a leased facility in an upscale life-care retirement community. The 135 square foot office is located within the community facilities on a 36-acre development in Palm City, Florida. This community contains approximately 168 private residences.
St. Lucie West, opened in November 1994 in a different location, was moved to the Renar Centre, located at 1100 SW St. Lucie West Blvd., Port St. Lucie, Florida, in June 1997, where Seacoast National leases 4,320 square feet on the first floor. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment.
Mariner Square, acquired in April 1995, is a 3,600 square foot leased space located on the ground floor of a three-story office building located on U.S. Highway 1 between Hobe Sound and Port Salerno. Approximately 700 square feet of the space is sublet to a third party. The space occupied by Seacoast National has been improved to be a full service branch with two drive-in lanes, one serving as a drive-up ATM lane as well as a drive-in teller lane, all owned by Seacoast National.
Sebastian, opened in May 1996, is located within a 174,000 square foot Wal-Mart Superstore on U.S. Highway 1 in northern Indian River County. The leased space occupied by Seacoast National totals 865 square feet. The facility has a walk-up ATM, owned by Seacoast National.
South Vero Square, opened in May 1997 in a 3,150 square foot building owned by Seacoast National on South U.S. Highway 1 in Vero Beach. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast National.
Oak Point, opened in June 1997, occupies 12,000 square feet of leased space on the first and second floor of a 19,700 square foot three-story building in Indian River County. The office is in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes three drive-in teller lanes, a walk-up ATM, and furniture and equipment, all owned by Seacoast National. Seacoast National sublets 2,270 square feet of space on the second floor to a third party.
Route 60 Vero, opened in July 1997. Similar to the Sebastian office, this facility is housed in a Wal-Mart Superstore in western Vero Beach in Indian River County. The branch occupies 750 square feet of leased space and includes a walk-up ATM.
Sebastian West, opened in March 1998 in a 3,150 square foot building owned by Seacoast National. It is located at the intersection of Fellsmere Road and Roseland Road in Sebastian. The facility includes three drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast National.

Jensen West, opened in July 2000, is located on an out parcel under long-term ground lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive-up ATM and furniture and equipment, all of which are owned by Seacoast National and are located on the leased property. This office replaced Seacoast National’s U.S. Highway 1 and Port St. Lucie Boulevard office, one-half mile north of this location, which originally opened in June 1997.
Ft. Pierce Wal-Mart, opened in June 2001, is another Wal-Mart Superstore location. The branch occupies 540 square feet of leased space and includes a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Port St. Lucie Wal-Mart, opened in October 2002, occupies 695 square feet of leased space in a Wal-Mart Superstore on U.S. Highway 1. The branch includes a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Jupiter, located on U.S. Highway 1 in Jupiter, Florida, this office opened as a loan production office in August 2002 and converted to a full-service branch during 2003. Commercial and residential lending personnel as well as certain executive offices were maintained at this location until May 2006 when the Company’s PGA Blvd. location opened. In May 2006 this office was closed, however Seacoast National remains obligated for 3,718 square feet of leased space under a lease that expires at the end of July 2007. No ATM or night depository existed for this location and all furniture and equipment at the branch has been removed.
Tequesta, opened in January 2003, is a 3,500 square foot building acquired and owned by Seacoast National located on U.S. Highway 1 on property subject to a long term ground lease. The Tequesta location has two drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Jupiter Indiantown, opened in December 2004, is a free standing office located on Indiantown Road, a prime thoroughfare in Jupiter, Florida. Seacoast National owns the building and leases the land. The building is 2,881 square feet and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Juno Beach was acquired during 2004. Seacoast National’s Jupiter Bluff’s branch was relocated to this facility at the end of December 2004, following renovation of the building. The building is 2,891 square feet, located on U.S. Highway 1 in Juno Beach, and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
60 West was acquired in January 2005 from another financial institution. Seacoast National owns the land and the 2,500 square foot building at this location on Route 60 in Vero Beach. The office has three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Northlake, is a 2,881 square foot location built on land owned by Seacoast National and opened in February 2005. Located on a bustling east / west thoroughfare in northern Palm Beach County, the facility includes 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Downtown Orlando, acquired in April 2005, is a 6,752 square foot leased facility occupying the ground floor of a six floor 62,100 square foot commercial office building on Orange Avenue in the heart of downtown Orlando. The location includes a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Maitland/Winter Park, acquired in April 2005, occupies 4,536 square feet of leased space on the first floor of a three-story 32,975 square foot office building on Orlando Avenue. The location includes 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Longwood, acquired in April 2005, occupies 4,596 square feet of leased space on the first floor of a three-story 35,849 square foot office building on North State Road 434. The location includes 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
PGA Blvd., a signature Palm Beach County headquarters office opened in May 2006 in Palm Beach Gardens in northern Palm Beach County. Located across the street from the Gardens Mall on PGA Blvd., this leased office is in a high-rise office building. Seacoast National occupies a total of 13,454 square feet: 5,600 square feet on the first floor and 7,854 square feet on the second floor. The office has three drive-up lanes, a drive-up ATM and night depository.
South Parrott, acquired in April 2006, located in Okeechobee County, this office is comprised of an 8,232 square foot two-story building on approximately 3 acres of land, all owned by Seacoast National. The office was constructed in 1986 and has eight drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
North Parrott, acquired in April 2006, located in Okeechobee County, is a 3,920 square foot one-story building built in 2004 on 2 acres of land. The office and land are owned by Seacoast National. The office has 4 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Arcadia, acquired in April 2006, located in DeSoto County, is a 1,681 square foot one-story branch on approximately 1.5 acres, all owned by Seacoast National. Built in 1984, this location has been a branch bank since 1998. The office has 3 drive-up lanes, a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. Plans are being finalized for an expansion of this office in 2007.
Moore Haven, acquired in April 2006, located in Glades County, is a 640 square foot office. The office is under a lease that expired in 2003 that now renews annually. The office is a storefront location, with a walk-up ATM, and furniture and equipment, all owned by Seacoast National.
Wauchula, acquired in April 2006, located in Hardee County, is a 4,278 square foot office. It is leased under a 10-year lease that expires in 2008, with a renewal option for an additional five years to 2013. The office has 2 drive-up lanes, a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Clewiston, acquired in April 2006, located in Hendry County, consists of a 5,661 square foot building that is 32 years old on 2 plus acres. The land and building are owned. It has 4 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
LaBelle, acquired in April 2006, located in Hendry County, is a one-story building consisting of 2,361 square feet on approximately one acre of land. The land and building are owned by

Seacoast National. The building is 21 years old. The office has three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Lake Placid, acquired in April 2006, located in Highlands County, is a 2,125 square foot building. The building and land (approximately one-half acre) are owned by Seacoast National. It has a drive-up window, a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
          For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements in Seacoast’s 2006 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.
New and planned offices projected to open in 2007 are as follows:
Viera-The Avenues, which opened in February 2007, is Seacoast National’s first branch location in Brevard County, located in the Viera area. The branch is 5,999 square feet in size, with 3 drive-up lanes, a drive-up ATM, night depository, and furniture and equipment, all owned by Seacoast National. This location is under a ground lease.
Murrell Road, located in Brevard County, will be Seacoast National’s second office in this market. The branch will be a two-story office owned by Seacoast National with 9,041 square feet, of which 4,307 square feet on the first floor will house banking and loan offices and 4,264 square feet on the second floor will be leased to outside parties. The branch will have 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location is under a ground lease and will open later in 2007.
Gatlin Boulevard, located in St. Lucie County, will open in late 2007 on an out parcel directly in front of a Sam’s Club and adjacent to a WalMart, both presently under construction. The office will be two stories, with 2,782 square feet on the first floor occupied by Seacoast National and 2,518 square feet on the second floor available for leasing to outside parties. Seacoast National will own the land and building. The branch will have 4 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
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
          Holders of Seacoast common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Amended and Restated Articles of Incorporation.
          Our Common Stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market which is a national securities exchange (“Nasdaq “). As of February 22, 2007, there were 19,106,229 shares of Seacoast common stock outstanding, held by approximately 1,412 record holders.
          The table below sets forth the high and low sale prices per share of Seacoast Common Stock on Nasdaq and the dividends paid per share of Seacoast Common Stock for the indicated periods.

	Sale Price Per Share of		Quarterly Dividends
	Seacoast Common Stock		Declared Per Share of
	High	Low	Seacoast Common Stock
2005

First Quarter	$22.580	$19.300	$0.14

Second Quarter	20.590	18.030	0.14

Third Quarter	25.620	19.910	0.15

Fourth Quarter	25.070	21.610	0.15

2006

First Quarter	$29.110	$23.250	$0.15

Second Quarter	29.600	25.120	0.15

Third Quarter	31.680	26.610	0.15

Fourth Quarter	29.720	23.980	0.16
          Dividends from Seacoast National are Seacoast’s primary source of funds to pay dividends on Seacoast common stock. Under the National Bank Act, banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast National also limits dividends that may be paid to Seacoast. Additional information regarding restrictions on the ability of Seacoast National to pay dividends to Seacoast is contained in Note C of the “Notes to Consolidated Financial Statements” in Seacoast’s 2006 Annual Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Supervision and Regulation” contained in Part I, Item 1 of this report.
          The OCC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determine that the payment of dividends would constitute an unsafe or unsound banking practice, either of these regulators may, among other things, issue a cease and desist order prohibiting the payment of dividends.

This rule is not expected to adversely affect Seacoast National’s ability to pay dividends to Seacoast, or Seacoast’s ability to pay dividends to its shareholders. See “Supervision and Regulation” contained in Part I, Item 1 of this report.
Securities Authorized for Issuance Under Equity Compensation Plans
          See the information included under Part III, Item 12, which is incorporated in response to this item by reference.
Performance Graph
          See the information referred to as “Performance Graph”, included under Part III, Item 11, which is incorporated in response to this item by reference.
Recent Sales of Unregistered Securities
          During 2006, the Company did not issue or sell any of its securities in transactions not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
          The Company’s board of directors authorized a plan to repurchase up to 825,000 shares of Seacoast common stock on September 18, 2001. The following table sets forth the shares of Seacoast common stock repurchased by the Company during the fourth quarter of 2006.

				Maximum
			Total Number of	Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

10/1/06 to 10/31/06	0	$0	490,901	334,099

11/1/06 to 11/30/06	1,884	$25.14	492,785	332,215

12/1/06 to 12/31/06	9,823	$24.74	502,608	322,392

Total	11,707	$24.80	502,608	322,392

Item 6. Selected Financial Data
          Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2006 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2006 Management’s Discussion and Analysis” in the 2006 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          The narrative under the heading of “Market Risk” in the 2006 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading of “Securities”, and the narrative under the heading of “Interest Rate Sensitivity” in the 2006 Annual Report are incorporated herein by reference. The information regarding securities owned by the Company set forth in Table 15, “Securities Held for Sale” and “Securities Held for Investment,” in the 2006 Annual Report is incorporated herein by reference.

Risk Management Derivative Financial Instruments

	December 31, 2006
	Notional	Unrealized	Unrealized		Ineffec-	Maturity In
(Dollars in thousands)	Amount	Gains	Losses	Equity	tiveness	Years

LIABILITY HEDGES
Fair value hedges Interest rate swaps –receive fixed	$15,000	$—	$478	$—	$—	2.87

Total	$15,000	$—	$478	$—	$—	2.87

Risk Management Derivative Financial Instruments – Expected Maturities

	December 31, 2006
	1 Year	1 - 2	2 - 5	Over 5
(Dollars in Thousands)	or Less	Years	Years	Years	Total

FAIR VALUE LIABILITY HEDGES
Notional Amount — Swaps Receive Fixed	—	—	$15,000	—	$15,000
Weighted average receive rate	—	—	6.10%	—	6.10%
Weighted average pay rate	—	—	7.35%	—	7.35%
Unrealized loss	—	—	$(478)	—	$(478)
Item 8. Financial Statements and Supplementary Data
          The report of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements are included in the 2006 Annual Report and are incorporated herein by reference. “Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates” and “Quarterly Consolidated Income Statements” are included in the 2006 Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer

(“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, as defined in SEC Rule 13a-15 under the Exchange Act, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
          In connection with the preparation of this Annual Report on Form 10-K, as of the end of the period covered by this report, an evaluation was performed, with the participation of the CEO and CFO, of the effectiveness of our disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
          Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Seacoast’s internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
          Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.
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
Item 9B. Other Information.
          None.
Part III
Item 10. Directors and Executive Officers of the Registrant
          Information concerning the directors and executive officers of Seacoast is set forth under the headings “Proposal 1 — Election of Directors” and “Corporate Governance” in the 2007 Proxy Statement, as well as under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
          Information regarding the compensation paid by Seacoast to its directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Salary and Benefits Committee Report,” “Director Compensation” and “Performance Graph” in the 2007 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth information about the Seacoast common stock that may be issued under all of the Company’s existing compensation plans as of December 31, 2006.
Equity Compensation Plan Information
December 31, 2006

	Number of	Weighted
	securities to be	average	Number of
	issued upon	exercise price	securities
	exercise of	of outstanding	remaining
	outstanding	options,	available for
	options, warrants	warrants and	future
Plan category	and rights	rights	issuance

Equity compensation plans approved by shareholders:
1996 Plan (1)	295,941	$7.70	34,938
2000 Plan (2)	453,940	20.81	613,858
Employee Stock Purchase Plan (3)	—	—	89,594

	749,881	15.64	738,390

Equity compensation plans not approved by shareholders
Non-Employee Directors Plan (4)	—	—	61,024

TOTAL	749,881		799,414

(1)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(2)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and up to 330,000 shares may be granted as awards of restricted stock or unrestricted stock.

(3)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

(4)	Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan. Shares reserved under this plan are available for grant to non-employee directors who elect to receive their board retainer and meeting fees in the form of common stock.

The Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan authorizes the Company to grant up to 82,500 shares of Seacoast common stock to non-employee directors of the Company who elect to receive some or all of their quarterly board retainer and meeting fees in the form of common stock, rather than cash. Shares of Seacoasat common stock will automatically be granted to each non-employee director making such an election on the last business day of each fiscal quarter for which an election is in effect. The number of shares included in each grant will be determined by dividing the designated percentage or dollar amount of the quarterly retainer and meeting fees to be received in Seacoast common stock by the fair market value per share of Seacoast common stock on the applicable grant date. If, on any grant date, the Company does not have enough shares of common stock available to grant the full amount of shares contemplated by the plan, each award will be reduced pro rata. Fractional shares will not be granted, and any shortfall resulting from such proration will be paid in the form of cash. The plan will remain in effect until August 18, 2008, the tenth anniversary of its effective date, unless terminated earlier. The Board or the Salary and Benefits Committee may terminate or amend the plan at any time. As of December 31, 2006, 61,024 shares of Common Stock remained available for grant under the plan.
          Additional information regarding the ownership of Seacoast’s Common Stock is set forth under the headings “Proposal 1 — Election of Directors” and “Principal Shareholders” in the 2007 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          Information regarding certain relationships and transactions between Seacoast and its officers, directors and significant shareholders is set forth under the heading “Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and "Corporate Governance” in the 2007 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
          Information concerning the Company’s principal accounting fees and services is set forth under the heading “Independent Auditors” in the 2007 Proxy Statement, and is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) List of all financial statements
The following consolidated financial statements and reports of independent registered public accounting firms of Seacoast, included in the 2006 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
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
The following Exhibits are attached hereto or incorporated by reference herein (unless indicated otherwise, all documents referenced below were filed pursuant to the Exchange Act by Seacoast Banking Corporation of Florida, Commission File No. 0-13660):
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
Exhibit 10.17 Change of Control Employment Agreement*
Dated December 24, 2003 between William R. Hahl and the Company, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.
Exhibit 10.18 Change of Control Employment Agreement*
Dated December 24, 2003 between Jean Strickland and the Company, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 10.19 Change of Control Employment Agreement*
Exhibit 10.20 Executive Employment Agreement
Exhibit 10.21 Agreement and Plan of Merger
Dated November 30, 2004, by and among the Company, Seacoast National and Century National Bank, incorporated herein by reference from the Company’s Form 8-K, filed on December 1, 2004.
Exhibit 10.22 Directors Deferred Compensation Plan*
Dated June 15, 2004, but effective July 1, 2004, incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on March 17, 2005.
Exhibit 10.23 Agreement & Plan of Merger
Dated November 22, 2005, by and among the Company, Seacoast National and Big Lake Financial Corporation, incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 29, 2005.
Exhibit 10.24 Amended & Restated Revolving & Term Loan Agreement
Dated as of February 17, 2006, by and between the Company and SunTrust Bank, incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on March 8, 2006.
Exhibit 13 2006 Annual Report. The following portions of the 2006 Annual Report are incorporated herein by reference:
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
  Public Accountants
Exhibit 21 Subsidiaries of Registrant
Exhibit 23.1 Consent of Independent Registered Public Accounting Firm
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.
(b) Exhibits
The response to this portion of Item 15 is submitted above.
(c) Financial Statement Schedules
None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, on the 15th day of March 2007.

SEACOAST BANKING CORPORATION OF FLORIDA (Registrant)
By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 15, 2007

/s/ Dale M. Hudson Dale M. Hudson, Vice-Chairman of the Board and Director	March 15, 2007

/s/ A. Douglas Gilbert A. Douglas Gilbert, President, Chief Operating & Credit Officer and Director	March 15, 2007

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2007

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 15, 2007

Jeffrey C. Bruner, Director

John H. Crane, Director

/s/ T. Michael Crook T. Michael Crook, Director	March 15, 2007

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 15, 2007

Date
/s/ Jeffrey S. Furst Jeffrey S. Furst, Director	March 15, 2007

Dennis S. Hudson, Jr.

/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 15, 2007

/s/ John R. Santarsiero, Jr. John R. Santarsiero, Jr., Director	March 15, 2007

/s/ Thomas H. Thurlow, Jr.	March 15, 2007
Thomas H. Thurlow, Jr., Director

/s/ Edwin E. Walpole, III Edwin E. Walpole, III, Director	March 15, 2007