Form 10-Q
period 2007-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2007-05-15
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

__________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 OR
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

Common Stock, $.10 Par Value – 19,119,075 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I FINANCIAL INFORMATION	PAGE #

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets – March 31, 2007 and December 31, 2006	4 - 5

Condensed consolidated statements of income – Three months March 31, 2007 and 2006	6

Condensed consolidated statements of cash flows – Three months ended March 31, 2007 and 2006	7 - 8

Notes to condensed consolidated financial statements	9 - 12

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits Total cash and cash equivalents	$ 98,319 1,507 99,826	$ 89,803 2,412 92,215
Securities:
Available for sale (at fair value) Held for investment (fair values: $121,091 at March 31, 2007 and $127,395 at December 31, 2006)	297,438 121,297	313,983 129,958
TOTAL SECURITIES Loans available for sale	418,735 7,662	443,941 5,888
Loans Less: Allowance for loan losses	1,743,294 (14,240)	1,733,111 (14,915)
NET LOANS	1,729,054	1,718,196
Bank premises and equipment, net Goodwill and other intangible assets Other assets	37,825 57,489 47,816	37,070 57,299 34,826
	$2,398,407	$2,389,435
LIABILITIES
Deposits	$1,889,580	$1,891,018
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Borrowed funds Subordinated debt	212,773 26,601 41,238	206,476 26,522 41,238
Other liabilities	11,474	11,756
	2,181,666	2,177,010

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2007	December 31, 2006
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 19,127,824 and outstanding 19,119,075 shares at March 31, 2007, issued 18,990,327 and outstanding 18,974,295 shares at December 31, 2006	1,913	1,899
Other shareholders’ equity	214,828	210,526
TOTAL SHAREHOLDERS' EQUITY	216,741	212,425
	$2,398,407	$2,389,435

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 32,550 4,832 251	$ 23,011 5,412 1,335
TOTAL INTEREST INCOME	37,633	29,758
Interest on deposits Interest on borrowed money	12,330 3,935	7,431 2,078
TOTAL INTEREST EXPENSE	16,265	9,509
NET INTEREST INCOME (Recovery of) provision for loan losses	21,368 (550)	20,249 280
NET INTEREST INCOME AFTER (RECOVERY OF) PROVISION FOR LOAN LOSSES	21,918	19,969
Noninterest income Securities gains (losses), net Securities restructuring losses Other income	(2) (5,118) 6,216	11 0 5,304
TOTAL NONINTEREST INCOME	1,096	5,315
TOTAL NONINTEREST EXPENSES	18,703	16,109
INCOME BEFORE INCOME TAXES Provision for income taxes	4,311 1,542	9,175 3,309
NET INCOME	$ 2,769	$ 5,866

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.14 0.15 0.16	$ 0.34 0.35 0.15

Average shares outstanding - diluted Average shares outstanding – basic	19,154,881 18,960,154	17,287,693 16,913,335

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes received (paid)

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 36,731 6,137 (15,832) (19,608) (681) (52,937) 51,163 (9,357)	$ 28,769 5,265 (9,572) (18,636) 95 (55,845) 53,494 573
Net cash provided by (used in) operating activities	(4,384)	4,143

Cash flows from investing activities

  Maturities of securities available for sale

  Maturities of securities held for investment

  Proceeds from sale of securities available for sale

  Purchases of securities available for sale

  Net new loans and principal repayments

  Proceeds from sale of Federal Home Loan Bank

     Stock and Federal Reserve Bank stock

  Purchase of Federal Home Loan Bank and Federal

     Reserve Bank stock

  Additions to bank premises and equipment

	21,421 6,668 0 (4,006) (9,653) 4,050 (8,330) (1,556)	29,224 4,605 28,926 (37,809) (48,844) 0 0 (3,843)
Net cash provided by (used in) investing activities	8,594	(27,741)

Cash flows from financing activities

  Net increase (decrease) in deposits

  Net increase (decrease) in federal funds purchased

    and repurchase agreements

  Net decrease in borrowings and subordinated debt

  Stock based employee benefit plans

  Dividends paid

	(1,440) 6,297 0 1,586 (3,042)	20,272 (3,054) (19,000) 310 (2,549)
Net cash provided by (used in) financing activities	3,401	(4,021)
Net increase (decrease) in cash and cash equivalents Cash and cash equivalents at beginning of period	7,611 92,215	(27,619) 220,493
Cash and cash equivalents at end of period	$ 99,826	$ 192,874

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Reconciliation of Net Income to Cash Provided by (used in)

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by (used in) operating activities:

  Depreciation

  Amortization (accretion) of premiums and discounts on securities

  Other amortization and accretion

  Change in loans available for sale, net

  (Recovery of) provision for loan losses

  Losses (gains) on sale of securities

  Securities restructuring losses

  Gain on sale of loans

  Write-down of other real estate owned

  Loss on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 2,769 771 (80) 16 (1,774) (550) 2 5,118 (94) 2 2 (509) 433 (274) 1,061 (9,357) (1,920)	$ 5,866 582 160 (17) (2,351) 280 (11) 0 (53) 0 10 (997) (64) 93 3,545 573 (3,473)
Net cash provided by (used in) operating activities	$ (4,384)	$ 4,143
Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$ 452	$ (1,235)
Transfer of loans to other real estate owned	135	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

NOTE B – CONTINGENCIES

The Company and its subsidiaries, because of the nature of their businesses, are at all times subject to numerous legal actions, threatened or filed.  Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

NOTE C - COMPREHENSIVE INCOME

At March 31, 2007 and 2006, comprehensive income was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Net income	$2,769	$5,866

Unrealized gains (losses) on securities available for sale (net of tax)	278	(786)

Net reclassification adjustment	2,226	49
Comprehensive income	$5,273	$5,129

NOTE D– BASIC AND DILUTED EARNINGS PER COMMON SHARE

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Basic:
Net income	$2,769	$5,866
Average shares outstanding	18,960,154	16,913,335
Basic EPS	$0.15	$0.35

Diluted:
Net income	$2.769	$5,866
Average shares outstanding	18,960,154	16,913,335
Net effect of dilutive options and stock settled appreciation rights issued to executives	194,727	374,358

TOTAL	19,154,881	17,287,693

Diluted EPS	$0.14	$0.34

#

NOTE E – ADOPTION OF FAIR VALUE OPTION (“FVO”)

Fair Value Measurements (SFAS 157)

The Company elected to early-adopt SFAS 157, "Fair Value Measurements" (SFAS 157), as of January 1, 2007. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs.  The adoption of SFAS 157 resulted in no changes to January 1, 2007 retained earnings.

Fair Value Option (SFAS 159)

In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159), as of January 1, 2007. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. No items were selected for the FVO at time of adoption.

The estimated fair value of a security is determined based on market quotations (Bloomberg quotes). Loans available for sale, fair value is determined based on market quotes and when market quotes are not available outstanding investor commitments which approximate market quotes. Derivative product liabilities fair value is determined based on quoted market prices or valuation models (Bloomberg calculators) that incorporate current market data inputs.  Fair value measurements for items measured at fair value at March 31, 2007 included:

(Dollars in thousands)	Fair Value Measurements 03/31/07	Quoted Prices in Active Markets for Identical Assets*	Significant Other Observable Inputs**

Available for sale securities	297,438	297,438
Loans available for sale	7,662		7,662
Derivatives product liabilities	399		399

* Level 1 inputs

**Level 2 inputs

NOTE F – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The FASB has issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) that will clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Company adopted the interpretation in the first quarter 2007 with no material impact on its consolidated financial position, results of operations or liquidity.   The Company recognizes interest and penalties related to FIN 48 liabilities as part of income taxes in the statement of income.  No interest and penalties were accrued at March 31, 2007.

NOTE G – SECURITIES

Due to the ongoing inverted yield curve and other economic challenges, the Company determined it was in the best interest of shareholders to restructure its balance sheet by selling low yielding securities and paying off overnight borrowings.  As a result, management identified approximately $225 million in securities which had an average yield of approximately of 3.87 percent and sold them in April 2007.

At the date that the lower yielding securities were sold, the Company had concluded that they would elect the fair value option under FAS 159 for these securities and therefore considered them to be trading securities. This conclusion was based on the Company’s understanding and interpretation of FAS 159 at that time and followed a thoughtful evaluation and extensive discussion by management, the Audit Committee, and the Company’s independent registered public accounting firm.  Following the sales of these securities, additional interpretations of the requirements for early adoption of FAS 159 were discussed publicly. These discussions included general comments made by the Securities and Exchange Commission and guidance from the Center for Audit Quality.  After considering these interpretations and further analysis by the accounting industry, the Company concluded that it should not elect the fair value option for these securities.  Accordingly, the Company presented these securities as Available for Sale and Held for Investment at March 31, 2007 and recorded other-than-temporary impairment of $5.1 million ($3.7 million net of income taxes) in the Condensed Consolidated Statement of Income for the first quarter of 2007.

At March 31, 2007 available for sale securities totaling $297,438,000 had gross losses of $297,000 and gross gains of $490,000.  The Company has the intent and ability to hold the securities with losses until fair value is recovered.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER 2007

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

ACQUISITIONS / MERGERS / NEW OFFICES

Seacoast National Bank, the Company’s primary banking subsidiary, opened several offices during 2006 and 2007.  In May 2006, a signature headquarters office was opened on PGA Boulevard in northern Palm Beach County in a high-rise office building across from the Gardens Mall.  In February 2007, our first Brevard County branch office was opened in the Viera area; the existing loan production office in Brevard County will close during the second quarter of 2007, with personnel moving to this new branch location.  In addition, during the first quarter of 2007 a loan production office was opened in Broward County in a temporary location pending completion of improvements to a permanent location on U.S. Highway One in Ft. Lauderdale, with opening planned in the third quarter of 2007.  A second branch in Brevard County is under construction and should open sometime during the third or fourth quarter of 2007.

On April 1, 2006, the Company acquired Big Lake Financial Corporation (“Big Lake”, a holding company) and its single banking subsidiary, Big Lake National Bank, a commercial bank located in central Florida serving the counties of DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee and St. Lucie.  Loans and deposits totaling approximately $202 million and $301 million, respectively, at March 31, 2006 were acquired.  Big Lake’s St. Lucie county branch was closed and merged into an existing branch; the closed branch was sold during the third quarter of 2006.  The purchase resulted in a deposit-based intangible estimated at $6.8 million and goodwill of $18.4 million.

RECENT MARKET CHANGES

National City Corporation (“NCC”) is completing the integration of two of the Company’s primary competitors in its South Florida coastal markets during the first and second quarters of 2007.  This is NCC’s (headquartered in Cleveland, Ohio) first acquisition in the state of Florida.  The integration provides Seacoast and other remaining banking companies an opportunity to gain additional business as a result of potential market disruptions during the integration and re-branding.  However, NCC may also prove to be a more able competitor for Seacoast.

EARNINGS SUMMARY

Net income for the first quarter of 2007 totaled $2,769,000 or $0.14 per share diluted, compared to $5,685,000 or $0.30 per share diluted in the fourth quarter of 2006 and $5,866,000 or $0.34 per share diluted in the first quarter of 2006.

CRITICAL ACCOUNTING ESTIMATES

Management, after consultation with the Company’s Audit Committee, believes that the most critical accounting estimates and assumptions that may affect the Company’s financial status and involve the most difficult, subjective and complex assessments are as follows:

The allowance and provision for loan losses, the fair value of securities (available for sale), goodwill impairment, and contingent liabilities

The following disclosures are intended to facilitate a reader’s understanding of the possible and likely events or uncertainties known to management that could have a material effect on the reported financial information of the Company related to critical accounting estimates.

Allowance and Provision for Loan Losses

The information contained on pages 19-20 and 24-27 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Fair Value of Securities Classified as Available for Sale

The Company elected to early adopt Statement of Financial Accounting Standards (SFAS) No. 157 and 159 in the first quarter of 2007 and will apply it prospectively as no items were selected at date of adoption for the fair value option.  The use of fair value accounting for financial instruments enables the Company to better align the financial results of those items with their economic value.   In addition, the Company’s previous classification of securities as available-for-sale required the company to either have an intent and ability to hold securities with unrealized losses until recovery or record other-than-temporary impairment. Once securities are classified as trading, the Company will no longer need to consider whether it has an intent and ability to hold until recovery. This will allow for more active management of the Company’s balance sheet.

The fair value of the available for sale portfolio at March 31, 2007 was more than historical amortized cost, producing net unrealized gains of $193,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The fair value of each security available for sale or trading was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

Goodwill Impairment

The amount of goodwill at March 31, 2007 totaled approximately $49.9 million, including approximately $2.6 million that was acquired in 1995 as a result of the purchase of a community bank in the Company’s Treasure Coast market, $28.8 million from the acquisition of Century in 2005, and $18.4 million from the acquisition of Big Lake in 2006.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.

The Company has a bank deposit market share of approximately 12 percent in the Treasure Coast market, which had a population increase of over 20 percent during the past ten years.  The population growth and other demographics of the Orlando market are similar to those of the Company’s Treasure Coast market.  The population growth in these markets is forecast by the Bureau of Economic and Business Research at the University of Florida to continue to grow at a 20 percent plus rate over the next ten years.  At the last evaluation, the products and customers serviced have grown since these acquisitions, contributing to increased profitability, as well as the value paid for recent acquisitions of other community banks in the market supports the Company’s carrying value for goodwill.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of our business activities.  These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved.  Estimates may be adjusted as changes in circumstance occur and the actual costs of resolving these claims may be substantially higher or lower than amounts reserved for those claims.  No amounts have been accrued as of March 31, 2007 as management is not aware of any probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2007 totaled $21,432,000, $414,000 or 1.9 percent less than for 2006’s fourth quarter and $1,158,000 or 5.7 percent more than for first quarter 2006.  While net interest income year over year was improved, a result of an improving asset mix and growth in earning assets (with the acquisition of Big Lake), net interest income results declined over the last two quarters of 2006 and the first quarter of 2007.  Third quarter 2006’s net interest income was $886,000 lower than second quarter 2006’s and fourth quarter 2006’s net interest income was $1,298,000 lower than third quarter 2006’s result.  While first quarter 2007’s decline of $414,000 is much lower, the Company continues to operate in a more challenging interest rate environment, with deposits declining and unfavorable changes occurring in deposit mix.

Year over year the mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 79.4 percent for the first quarter of 2007 compared to 66.7 percent a year ago, while average securities decreased from 27.2 percent to 19.8 percent and federal funds sold and other investments decreased to 0.8 percent from 6.1 percent.  In addition to increasing total loans as a percentage of earning assets, the mix of loans improved, with commercial and commercial real estate volumes representing 60.5 percent of total loans at March 31, 2007 (the same as a year ago at March 31, 2006) and lower yielding residential loan balances 34.7 percent of total loans (versus 33.7 percent a year ago) (see “Loan Portfolio”).

Net interest margin on a tax equivalent basis decreased 24 basis points over the last twelve months to 3.92 percent for the first quarter of 2007, but was down only 3 basis points from 3.95 percent in the fourth quarter of 2006.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
First quarter 2006	20,274	4.16%
Second quarter 2006	24,030	4.29
Third quarter 2006	23,144	4.22
Fourth quarter 2006	21,846	3.95
First quarter 2007	21,432	3.92

The yield on earning assets for the first quarter of 2006 was 6.92 percent, 81 basis points higher than the same period results in 2006, reflecting an improving earning assets mix over 2006 and into 2007 and increased interest rates.  Interest rates have increased 425 basis points since the Federal Reserve began increasing interest rates, with 50 basis points occurring during the last twelve months.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2007	2006	2006	2006	2006
Yield	6.92%	6.73%	6.71%	6.47%	6.11%

The yield on loans improved 44 basis points to 7.52 percent over the last twelve months as a result of improving loan yields due to loan growth and a greater percent of the portfolio in floating rate loans.  In addition, an increase in the yield on investment securities of 43 basis points year over year to 4.47 percent was recorded.  Average earning assets for the first quarter of 2007 increased $5.8 million or 0.3 percent compared to the fourth quarter of 2006.  Average loan balances grew $49.3 million (or 2.9 percent) to $1,747.8 million, average federal funds sold and other investments decreased $8.6 million to $16.3 million, and average investment securities were $34.9 million (or 7.4 percent) lower, totaling $436.1 million.

The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County, the opening of a loan production office in Brevard County, and the acquisition of Big Lake.  Big Lake’s loan balances averaged $193.5 million during the first quarter of 2007.  The addition of a full service branch location in Brevard County and a loan production office in Ft. Lauderdale (Broward County) during the first quarter of 2007, as well as loan officer hires in the Treasure Coast and Big Lake region, including a team of lenders focused on loan syndications, will further assist in expanding the Company’s loan origination capabilities. At March 31, 2007, commercial lenders in the Company’s newer markets (Palm Beach County, Brevard County, Orlando, the Big Lake region, and Broward County) have new loan pipelines totaling $96 million and total outstanding loans of $751.1 million.  At March 31, 2007, the Company’s total commercial and commercial real estate loan pipeline was $308 million.

Total commercial and commercial real estate loan production for the first quarter of 2007 totaled $76 million compared to $117 million for the first quarter a year ago and $140 million for the fourth quarter of 2006.   Economic conditions in the markets the Company serves may be more challenging with a slowing national economy, and the Company expects annual loan growth to slow to a range of approximately 8-10 percent.

Closed residential loan production during the first quarter of 2006 totaled $35 million, of which $15 million was sold servicing released.  In comparison, $35 million in residential loans were produced in the fourth quarter of 2006, with $17 million sold servicing released, and $40 million was produced in the first quarter of 2006, with $7 million sold servicing released.  Higher mortgage rates and a slow down in existing home sales in the Company’s markets have reduced demand for residential mortgages and demand for new homes are expected to remain soft in 2007.

During the first quarter of 2007, maturities (principally pay-downs) of securities totaled $28.1 million, no security sales were transacted, and security portfolio purchases totaled $4.0 million.  The purchases were nominal, conducted principally for pledging requirements.  In comparison, during the first quarter of 2006, maturities (principally pay-downs) of securities totaled $33.8 million, security sales totaled $28.9 million, and security purchases totaled $37.8 million.

While still a significant component favorably affecting the Company’s net interest margin, lower cost interest bearing deposits (NOW, savings and money market) have declined as a percentage of total deposits.  Consistent with prior periods where interest rates have increased, customers have migrated to higher cost CDs from alternative lower cost interest bearing deposit products.  Exacerbating this migration, local competitors aggressively increased their CD rates throughout 2006.  Lower cost interest bearing deposits were 50.7 percent of average interest bearing liabilities for the first quarter of 2007, versus 58.1 percent a year ago and 53.6 percent for the fourth quarter of 2006.  Average certificates of deposit (“CDs”) (a higher cost component of interest bearing liabilities) increased to 32.7 percent of interest bearing liabilities from 29.9 percent a year ago, but was lower than fourth quarter 2006’s result of 33.6 percent.

Because of expected loan payoffs and cash flow from investment securities during 2007, the Company chose to temporarily rely on short-term borrowings during the first quarter of 2007.  Average federal funds purchased increased to 5.6 percent of average interest bearing liabilities for the first quarter of 2007 versus 0.1 percent a year ago, with overall short-term borrowings (including federal funds purchased and sweep repurchase agreements with customers of the Company’s subsidiary) higher at 12.9 percent of interest bearing liabilities for the first quarter of 2007, versus 7.2 percent for the same period in 2006.

The cost of interest-bearing liabilities in the first quarter of 2007 increased 119 basis points to 3.74 percent from first quarter 2006 and was 22 basis points higher than for fourth quarter 2006, partially a result of the impact of the Federal Reserve increasing short-term interest rates by 50 basis points during  the first and second quarter of 2006.  Based on recent Federal Reserve commentary, it would appear short-term interest rates are not likely to change much.  The following table details the cost of interest bearing liabilities for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2007	2006	2006	2006	2006
Rate	3.74%	3.52%	3.21%	2.89%	2.55%

The average aggregated balance for NOW, savings and money market balances decreased $33.1 million or 3.6 percent to $893.7 million from the fourth quarter of 2006, noninterest bearing deposits decreased $28.5 million or 6.9 percent to $387.3 million, and average CDs decreased by $4.5 million or 0.8 percent to $576.9 million.  Some of the decline in low cost/no cost funding is caused by interest rate disintermediation as customers migrate to higher paying certificates of deposit, repurchase agreements or invest in financial markets (stocks, bonds, etc.).  Slowing activity in the residential real estate market (resulting in declining title company and escrow deposits), as well as completed commercial real estate construction projects (and associated deposits depleting at end of construction), have contributed to the decline.  Growth in CDs has been intentionally limited, with the Company remaining cautious in the pricing of its CDs as it believes the growing risk of a slowing national economy could produce lower short term interest rates in the future.  Even so, Company management believes its market expansion will result in a new relationships and growth in low-cost/no cost funding sources over time prospectively, reflecting the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  For now, current economic factors, including an inverted Treasury yield curve, are likely to continue to challenge deposit growth and constrain margin expansion in 2007.

Net interest income and the margin for the remainder of the year will increase from the impact of balance sheet management decisions..  The initial balance sheet restructuring resulted in the sale of $225 million of the securities portfolio with approximately $20 million reinvested in trading and $80 million in AFS securities.  The remainder of the proceeds were used to pay off overnight borrowings and invested in federal funds sold.  It is estimated that this will increase net interest income in the range of $550,000 to $800,000 per quarter, but the ultimate effects will depend on events and decisions in the second quarter and beyond.  The pressure on the net interest margin, after the effects of the balance sheet management activities, are likely to remain due to the inversion of the Treasury yield curve and slower noninterest bearing deposit growth compressing interest spreads on earning assets.  The Company believes that the margin will improve in the latter half of 2007, provided loan growth reaches targeted levels of 8 to 10 percent for the year.

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

Nonperforming assets declined from $12.5 million or 0.72 percent of loans and other real estate owned at year-end 2006 to $4.1 million or 0.23 percent at quarter-end 2007.  The decline is primarily related to the collection in full of an $8 million nonaccrual loan that was reported as impaired at year-end, resulting in a specific loan loss provision of over $1 million in the fourth quarter of 2006.  The collection of this credit and reduction in the specific allowance resulted in a recapture of $550,000 in provisioning during the first quarter of 2007.  In comparison, the provision for loan losses totaled $2,250,000, $475,000, $280,000, and $280,000 in the fourth, third, second and first quarter of 2006, respectively.

The Company expects future provisioning to be closely aligned with loan growth for the following reasons:

•

Credit quality remains strong despite slowing residential real estate markets.  Net charge-offs of $125,000 or 0.03 percent of average loans in the first quarter of 2007, compare to net recoveries of $106,000 or 0.01 percent of average loans for all of 2006 and net charge-offs of $134,000 or 0.01 percent for all of 2005.  Net charge-offs are nominal in prior years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

•

The Company increased the allowance in the fourth quarter of 2006 to $2,250,000 for risks then identified with a change in market conditions affecting Florida real estate.

•

Other risks affecting the Company’s model for calculating the allowance were moved to more conservative ranges based on a continuation of market conditions during the first quarter of 2007.

For 2007, loan growth is expected to be from 8 to 10 percent.  In comparison, over the last several years, the Company’s expansion into Palm Beach and Brevard counties, its acquisitions, as well as growth in the Company’s other markets resulted in double-digit commercial and residential real estate loan growth.  While loan growth is expected to decelerate, the Company’s loan loss provisioning can increase if increased exposure to higher risk credits results in greater inherent losses in the loan portfolio.  In addition, the overall level of net charge-offs can be impacted by a decline in economic activity.

The Company has been working on strengthening the manner in which it monitors loans and the allowance for loan losses, as well as its credit administration policies.  During the fourth quarter of 2006, the Company undertook a comprehensive review of all large credits, primarily construction loans, where the primary source of repayment is related to the sale of residential real estate.  The review was undertaken to ensure that there was proper identification of risks associated with recent changes in market conditions impacting the Florida real estate market.  The change in market conditions was partially responsible for the increase in provisioning in the fourth quarter of 2006.  Declines in economic activity can impact the demand for real estate and the Company’s loss experience resulting in larger additions to the allowance for loan losses prospectively.  The last time the Company experienced significant net charge-offs and nonperforming loans was during the period 1988-1993 when the real estate markets in Florida experienced deflation and the national economy was in recession.  Management believes that its current credit granting processes follows a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs and nonperforming loans during all economic cycles.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $6,216,000 for the first quarter of 2007, $497,000 or 8.7 percent higher than for the fourth quarter of 2006 (excluding the gain on sale of partnership interest in that quarter), and $912,000 or 17.2 percent higher than for the first quarter of 2006.  Excluding the impact of securities losses, noninterest income accounted for 22.5 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the first quarter of 2007 compared to 20.7 percent a year ago.  The addition of Big Lake contributed $848,000 to noninterest income in the first quarter of 2007.  Noninterest income for the first quarter of 2007, and the fourth and first quarter of 2006 is detailed as follows:

	1st Qtr 2007	4th Qtr 2006	1st Qtr 2006
Service charges on deposits	$1,733	$1,875	$1,242
Trust income	627	654	712
Mortgage banking fees	455	337	209
Brokerage commissions and fees	754	598	776
Marine finance fees	726	570	793
Debit card income	568	565	463
Other deposit based EFT fees	131	114	97
Merchant income	756	624	679
Gain on sale of partnership interest	0	1,147	0
Other income	466	382	333
Total	$6,216	$6,866	$5,304

For the first quarter, revenues from the Company’s financial services businesses decreased slightly year over year, by $107,000 or 7.2 percent.  Of the $107,000, trust revenue was lower by $85,000 or 11.9 percent and brokerage commissions and fees were lower by $22,000 or 2.8 percent.  Included in the $22,000 decline in brokerage commissions and fees was a decline of $97,000 in the sale of mutual funds that was partially offset by brokerage sales commissions and insurance annuity sales, up $13,000 and $55,000, respectively, year over year.  Lower estate fees were the primary cause for the decline in trust income, decreasing by $85,000 from the first quarter of 2006.  While revenues from wealth management services generally improved during 2006 as customers returned to the equity markets, revenue generation remains challenging in 2007 due to higher interest rate deposit products offered as an alternative and an uncertain economic environment.

Service charges on deposits were $491,000 or 39.5 percent higher year over year for the first quarter of 2007, with service charges from Big Lake totaling $494,000.

In the first quarter of 2007, marine finance fees from the sale of marine loans increased $156,000 or 27.4 percent compared to 2006’s fourth quarter, and compared to the first quarter of 2006 were $67,000 or 8.4 percent lower.  While marine finance fees were slightly lower in the first quarter compared to prior year, production was very good, and the Company retained more loans in its portfolio during the first three months of 2007 versus prior year for the same period.  The Company’s marine finance division (Seacoast Marine Finance) produced $46.8 million in marine loans during the first quarter of 2007, compared to $46.7 million in the first quarter of 2006 and $31.3 million in the fourth quarter of 2006.  Of the production in the first quarters of 2007 and 2006, $11.2 million and $0.2 million, respectively, was not sold and instead was added to the Company’s marine portfolio.  Marine loan production was muted during 2006 due to prior years’ hurricanes and higher oil prices and insurance costs dampening demand.  Recent events, including record crowds at first quarter boat shows, suggest that 2007 may be a better year in comparison.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.  The production team in California is capable of not only serving California, but Washington and Oregon as well.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the first quarter of 2007, debit card income increased $105,000 or 22.7 percent from a year ago, and other deposit based electronic funds transfer (“EFT”) income increased $34,000 or 35.1 percent.  Contributing to these increases was the addition of $125,000 and $20,000, respectively, in revenue from Big Lake.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA and MasterCard.

Mortgage banking revenue for the first quarter of 2007 increased $118,000 or 35.0 percent from the fourth quarter of 2006 and $246,000 or 117.7 percent from the first quarter of 2006.  During the past several quarters, noninterest income related to mortgage loan production has been lower due to more production being retained in the loan portfolio.  With the Company’s expanded market presence, production in the first quarter of 2007 increased fee income, which also benefited from a pick-up in mortgage refinancing activities.  Also contributing to the increase in revenue, the pricing on products sold was improved during the first quarter.  The addition of Big Lake provided $79,000 in mortgage banking revenue for the first quarter of 2007, versus 2006.  While results were improved, the Company expects that fee income from mortgage banking activities will continue to be challenged due to a slower housing market, with some of this weakness offset by higher production related to refinance activities and expanded market share.

Merchant income was $77,000 or 11.4 percent higher for the first quarter of 2007, compared to one year earlier, and $132,000 or 21.2 percent higher than for the fourth quarter of 2006.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.   The Company’s expansion into new markets has positively impacted merchant income, with Big Lake and Century contributing to the increase for 2007.

NONINTEREST EXPENSES

When compared to the first quarter of 2006, total noninterest expenses increased by $2,594,000 or 16.1 percent to $18,703,000.  Of the $2,594,000 increase, noninterest expenses for Big Lake totaled $1,480,000; excluding Big Lake, noninterest expenses increased 6.9 percent.  Noninterest expenses in the first quarter of 2007 were in line with management expectations and guidance provided in its fourth quarter earnings release of $18.7 million.  Noninterest expenses for the first quarter of 2007 included additional spending related to the opening of a loan production office in Broward County and a new branch in Brevard County, as well as several loan officer hires in the Treasure Coast, Palm Beach, and Big Lake markets.  It is forecast that these overhead additions will have positive revenue offsets beginning as early as the third quarter of 2007.  The Company also completed its review of its processes, operations and costs.  Based on this review, the Company believes that its target for quarterly overhead to remain relatively flat in 2007 when compared to 2006, after adjusting for the acquisition completed in the second quarter of 2006, is achievable.  Salary expenses directly related to revenue growth could result in quarterly increases above this target for 2007.  In addition, higher marketing costs for the second quarter of 2007, and if successful, for the third quarter of 2007 as well, are expected as a result of the opportunities for expanded growth in both loans and deposits related to the integration and re-branding of the Company’s two largest community bank competitors by National City.

Salaries and wages increased $1,477,000 or 23.0 percent to $7,896,000 for the first quarter compared to prior year.  Included in the increase year over year was $611,000 related to the addition of Big Lake, including $77,000 in commissions and incentives.  Base salaries increased $1,528,000 or 28.9 percent year over year for the first quarter of 2007.  Additional salaries of $678,000 for Big Lake, $38,000 in Brevard County (including the new branch office opened during the quarter), and $135,000 in signing bonuses for five new loan officers (including sales personnel in the new loan production office in Broward County) comprised most of the increase compared to prior year.  Full-time equivalent employees totaled 521 at March 31, 2007, compared to 454 at March 31, 2006.

Employee benefit costs decreased $113,000 or 6.3 percent to $1,687,000 from the first quarter of 2006.  A larger work force caused an aggregate increase of $125,000 in payroll taxes and unemployment compensation expense, but better claims experience resulted in a reduction of $133,000 in group health insurance costs and profit sharing accruals for the Company’s 401K plan were lower by $105,000.

Outsourced data processing costs totaled $1,945,000 for the first quarter of 2007, an increase of $196,000 or 11.2 percent from a year ago.  The Company’s subsidiary bank utilizes third parties for its core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $457,000 or 22.1 percent to $2,526,000, versus first quarter results last year.  Included in the $457,000 increase for the quarter was $189,000 for depreciation (including $86,000 for the addition of Big Lake), $215,000 for lease payments on premises (including $26,000 for Big Lake and $118,000 for the new PGA Blvd. office opened on May 1, 2006 in North Palm Beach), $45,000 related to utilities, principally power and water (including $33,000 for Big Lake and increases for higher energy costs passed on by utility providers), and $65,000 for real estate and tangible personal property taxes (including $37,000 for Big Lake).

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $217,000 or 23.7 percent to $700,000 when compared to a year ago for the first quarter.  Of the $217,000 decrease, $63,000 was attributable to a checking account acquisition program initiated in November 2005 targeting non-customers which was discontinued at the end of the first quarter of 2006.  Other costs were lower as well, including production (by $25,000), printing costs (by $27,000), newspaper and radio advertising (by $23,000), business meals (by $35,000) and donations (by $22,000).  As indicated, marketing costs are likely to be higher in the second and third quarters of 2007, as advertising and direct mail efforts are introduced to entice customers away from National City during their integration and re-branding efforts.

Legal and professional fees totaled $832,000 for the first quarter of 2007, an increase of $295,000 or 55.0 percent from the first quarter of 2006.  Of the $295,000 increase, legal fees, other professional fees and certified public accountant fees were higher by $122,000, $152,000 and $19,000, respectively.  The increase in legal fees was principally related to costs for the collection in full of the $8 million nonaccrual loan reported as impaired at year-end 2006.  Other professional fees were higher due to costs related to third party vendors assisting the Company with its review of processes, operations and costs, as well as strategic planning.

With the Century acquisition in 2005, core deposit intangibles increased by $2.3 million.  The addition of Big Lake in the second quarter of 2006 increased core deposit intangibles $6.8 million.  Century’s intangible has an initial estimated life of 5.0 years, while Big Lake’s has an initial estimated life of 8.7 years.  For the first quarter for 2007, amortization of intangibles totaled $315,000, versus $119,000 a year ago.

Remaining noninterest expenses increased $303,000 or 12.1 percent to $2,802,000 when comparing the first quarter of 2007 to the same quarter a year ago.  Increasing year over year for the quarter were costs for repossessed and foreclosed assets (up $74,000, principally related to the $8 million loan collected during the quarter), postage and courier services (up $85,000, including $29,000 for the addition of Big Lake), insurance (up $50,000, primarily for property and casualty), telephone and data lines (up $124,000, including $106,000 for Big Lake), stationery, printing and supplies (up $44,000, including $25,000 for Big Lake) and bank paid closing costs (up $150,000, for new equity line programs recently introduced).  Partially offsetting, the Company’s banking subsidiary benefited form lower losses due to fraud, identity theft, and other losses (down $192,000 year over year).

FINANCIAL CONDITION

CAPITAL RESOURCES

At March 31, 2007, the Company's total risk-based capital ratio was 11.67 percent, decreasing slightly from December 31, 2006’s reported ratio of 11.70 percent and from March 31, 2006’s ratio of 11.71 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,743,294,000 at March 31, 2007, $404,224,000 or 30.2 percent more than at March 31, 2006, and $10,183,000 or 0.6 percent more than at December 31, 2006.  At March 31, 2007, total loans include $194,472,000 in loans from the addition of Big Lake.  The following table details loan portfolio composition at March 31, 2007, December 31, 2006 and March 31, 2006:

	Mar. 31,	Dec. 31,	Mar. 31,
(In thousands)	2007	2006	2006
Construction and land development	$580,767	$571,133	$450,059

Real estate mortgage
Residential real estate
Adjustable	285,368	277,649	176,590
Fixed rate	87,872	87,883	81,110
Home equity mortgages	97,328	95,923	68,818
Home equity lines	51,379	50,920	42,584
	521,947	512,375	369,102
Commercial real estate	444,541	437,449	341,294
	966,488	949,824	710,396

Commercial and financial	112,110	128,101	101,262

Installment loans to individuals	83,222	83,428	77,098

Other loans	707	625	255
Total	$1,743,294	$1,733,111	$1,339,070

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

The Company’s loan portfolio secured by commercial real estate has increased by $233,714,000 or 32.9 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At March 31, 2007, the Company had commercial real estate loan outstanding balances totaling $943,099,000 or 54.1 percent of total loans (versus $709,385,000 or 53.0 percent a year ago). The amount of loans and unfunded commitments for commercial real estate were comprised of the following types of loans at March 31, 2007 and 2006:

March 31		2007			2006
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$131.0	$ 11.4	$142.4	$106.0	$ 24.3	$130.3
Retail trade	74.5	10.8	85.3	52.0	8.0	60.0
Land development	331.7	127.9	459.6	253.9	153.2	407.1
Industrial	75.1	9.2	84.3	52.7	10.5	63.2
Healthcare	43.0	2.3	45.3	37.3	5.2	42.5
Churches and educational facilities	34.8	4.7	39.5	25.4	1.5	26.9
Recreation	4.4	0.4	4.8	2.0	--	2.0
Multifamily	47.4	32.3	79.7	36.4	42.1	78.5
Mobile home parks	5.9	--	5.9	5.3	--	5.3
Land	71.6	12.1	83.7	53.5	6.5	60.0
Lodging	21.6	10.3	31.9	9.9	11.1	21.0
Restaurant	11.2	1.1	12.3	6.6	0.5	7.1
Agriculture	24.6	5.7	30.3	--	--	--
Other	66.3	13.5	79.8	68.4	3.1	71.5

Total	$943.1	$241.7	$1,184.8	$709.4	$266.0	$975.4

Construction and land development loans increased $130,708,000 or 29.0 percent from a year ago to $580,767,000 at March 31, 2007.  Of this total, $498,558,000 is collateralized by commercial real estate and $82,209,000 by residential real estate.  In comparison, at March 31, 2006, $368,091,000 was collateralized by commercial real estate and $81,968,000 by residential real estate.  All of the commercial real estate construction and land development loans are included in the table above.  Some of the commercial real estate loans will convert to permanent financing as mortgages, while most of these loans will payoff, the source of repayment from the sale of completed units.  The construction period generally ranges from 18-24 months.  Demand in the Company’s market area and the rate of absorption of new real estate product have provided the opportunity for growth in these type loans.

There has been a slowing in residential real estate activity in most of the Company’s markets, resulting in increases of inventory for finished new housing units.  The Company anticipates that the slowing of loan growth evident over the past couple quarters will continue in 2007, in part due to slowing demand but also to repayments of existing construction loans.  The Company anticipates overall loan growth will be 8 to 10 percent for 2007.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2007 aggregated to $184.7 million and for the top 69 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $673.7 million.

Commercial and financial loans increased and totaled $112,110,000 at March 31, 2007, compared to $101,262,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $83,222,000 (versus $77,098,000 a year ago), real estate construction loans secured by residential properties totaling $40,848,000 (versus $55,055,000 a year ago), and residential lot loans totaling $41,361,000 (versus $26,913,000 a year ago).

Real estate mortgage lending is an important segment of the Company's lending activities.  The Company’s exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At March 31, 2007, approximately $285 million or 61 percent of the Company's residential mortgage loan balances were adjustable, compared to $177 million or 48 percent a year ago.

Loans secured by residential properties having fixed rates totaled approximately $185 million at March 31, 2007, of which 15- and 30-year mortgages totaled approximately $38 million and $50 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at March 31, 2006 totaled approximately $36 million and $45 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $197 million and $248 million, respectively, at March 31, 2007, compared to $122 million and $219 million, respectively, a year ago.

At March 31, 2007, the Company had commitments to make loans (excluding unused home equity lines of credit) of $371,245,000, compared to $365,519,000 at March 31, 2006.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $14,240,000 at March 31, 2007, $4,874,000 higher than one year earlier and $675,000 lower than at December 31, 2006.  A total of $2.5 million of the increase year over year for the first quarter is related to the April 1, 2006 acquisition of Big Lake.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 299.5 percent at March 31, 2007, compared to 3,902.5 percent at March 31, 2006.  During the fourth quarter of 2006 nonperforming assets increased to $12,465,000, but an $8 million pay-off during the first quarter of 2007 reduced problem assets significantly (see “Nonperforming Assets”).

During the first three months of 2007, net charge-offs totaled $125,000, consisting of $70,000 in net charge-offs for commercial loans and $55,000 in net charge-offs for consumer loans.  A year ago, net recoveries of $80,000 were recorded during the first three months.

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

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolio support an allowance for loan losses of 0.82 percent of total loans at March 31, 2007, a level lower than that found in many other banks.  This ratio was 0.70 percent at March 31, 2006 and 0.86 percent at December 31, 2006.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, and experienced staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At March 31, 2007, the Company had $1,547 million in loans secured by real estate, representing 88.8 percent of total loans, up slightly from 86.7 percent at March 31, 2006.  In addition, the Company is subject to a geographic concentration of credit because it operates in Central and southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 28.6 percent of total loans at March 31, 2007.  Generally, all of the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre-sales or leases, but are guaranteed by the personal assets of all of the participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At March 31, 2007, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.23 percent, compared to 0.02 percent one year earlier and 0.72 percent at December 31, 2006.

At March 31, 2007, there were $799,000 in accruing loans past due 90 days or more and $133,000 in OREO outstanding.  At March 31, 2006, there were no accruing loans past due 90 days or more and no OREO outstanding.  Accruing loans past due 90 days or more at March 31, 2007 include two commercial real estate loans totaling $756,000.

Nonaccrual loans total $3,955,000 at March 31, 2007, compared to a balance of $240,000 at March 31, 2006 and $12,465,000 at December 31, 2006.  During the first quarter of 2007 a nonaccrual loan totaling $8.0 million was fully collected.  The loan was secured with both new and used boat inventory and had been placed on nonaccrual during the third quarter of 2006. Remaining nonaccrual loans outstanding at March 31, 2007 that were 90 days or more past due with respect to payments totaled $3,565,000, including a single credit for $3.0 million collateralized by real estate.  Management does not expect significant losses for which an allowance for loan losses has not been provided associated with the ultimate realization of these assets. Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary banks.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At March 31, 2007, the Company had $297,438,000 in securities available for sale and securities held for investment carried at $121,297,000.  The Company's securities portfolio decreased $97,958,000 or 19.0 percent from March 31, 2006, and $25,206,000 or 5.7 percent from December 31, 2006.  Maturities of securities of $28.1 million and purchases totaling $4.0 million were transacted during the first three months of 2007.

Due to the ongoing inverted yield curve and other economic challenges, the Company determined it was in the best interest of shareholders to restructure its balance sheet by selling low yielding securities and paying off overnight borrowings.  As a result, management identified approximately $225 million in securities which had an average yield of approximately of 3.87 percent and sold them in April 2007.  Since the Company had the intent to sell these securities, prior to quarter end, the Company recorded a loss of $5.1 million ($3.7 million net of income taxes) in the first quarter for the difference in the fair value and the carrying value of the securities at March 31, 2007.

At March 31, 2007 available for sale securities totaling $297,438,000 had gross losses of $297,000 and gross gains of $284,000.  The Company has the intent and ability to hold the securities with losses until fair value is recovered.

Consensus market perception is that the Federal Reserve will pause on interest rate increases prospectively, at least in the short-term; a shifting yield curve has affected the market value of the Company’s securities portfolio since the Federal Reserve began increasing interest rates in mid-2004.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $85,090,000 or 4.7 percent to $1,889,580,000 at March 31, 2007, compared to one year earlier reflective of the Big Lake acquisition offset by deposit declines as a result of a slower growth in all markets.  Certificates of deposit (“CDs”) increased $122,239,000 or 26.1 percent to $591,432,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $2,867,000 or 0.3 percent to $897,025,000, and noninterest bearing demand deposits decreased $40,016,000 or 9.1 percent to $401,123,000.  Deposit pricing pressure intensified during the third and fourth quarter of 2006 and combined with the slowdown in Florida housing activity resulted in deposits declining $137,587,000 during the second half of 2006.  Time deposit pricing improved during the first quarter of 2007 with fewer competitors paying above market rates.  The decline in deposits that the Company experienced since December 31, 2006 was muted, with deposits decreasing only $1.4 million during the first quarter of 2007.

Over the last twelve months, deposit mix has been unfavorably affected by a higher interest rate environment with customers migrating to higher yielding deposit products.  Although noninterest bearing deposits increased $9.3 million since December 31, 2006, lower cost interest bearing deposits (NOW, savings and money market deposits) declined $32.4 million (most of this decline is due to tax collector property tax receipts being dispersed).  While less severe than in the third and fourth quarter of 2006, disintermediation between lower cost (no cost) products and CDs continued during the first quarter of 2007, with CDs increasing $21.7 million since year-end.  Local competitors with higher loan to deposit ratios have had to pay higher rates for CDs to purposefully maintain necessary funding for their institutions.  Seacoast has chosen to be more cautious with regards to the pricing of its CDs as it believes lower short term interest rates may be expected in the future (after the current Federal Reserve pause).

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

Repurchase agreement balances increased over the past twelve months by $24,041,000 or 25.6 percent to $117,773,000 at March 31, 2007.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  At March 31, 2007, the number of sweep repurchase accounts was 209, compared to 152 a year ago.  No federal funds purchased were outstanding at March 31, 2006, versus $95 million at March 31, 2007 and $64 million at December 31, 2006.  The Company does utilize federal funds purchased during periods of temporary gaps between loan funding, principal repayments and deposit growth.

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at March 31, 2007 included derivative product liabilities of $399,000.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $433 million at March 31, 2007, and $416 million at March 31, 2006.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent ALCO model simulation indicated net interest income would decrease 3.1 percent if interest rates gradually rise 200 basis points over the next twelve months and 1.4 percent if interest rates gradually rise 100 basis points.  With the Federal Reserve now pausing, having increased the federal funds rate by 425 basis points from June 2004 through June 2006, and possibly decreasing interest rates in the future, the model simulation indicates net interest income would increase by 0.4 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 23.0 percent at December 31, 2006.  For the first quarter of 2007, the gap remained negative, close to December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At March 31, 2007, the Company had available lines of credit of $129 million.   The Company had $140 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $99,826,000 at March 31, 2007 as compared to $192,874,000 at March 31, 2006.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, including, without limitation, those risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2006 under “Special Cautionary Notice Regarding Forward-Looking Statements,” and otherwise in our SEC reports and filings.  Such reports are available upon request from Seacoast, or from the Securities and Exchange Commission, including through the SEC’s Internet website at http://www.sec.gov.

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

The Company also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 1.3 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 3.1 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2007 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part 1 under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Seacoast’s market areas in Florida are susceptible to hurricanes and tropical storms and related flooding.  Such weather events can disrupt operations, result in damage to our properties and the properties securing loans from us, as well as negatively affect the local economies in the markets where we operate.   Seacoast cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in Seacoast’s current or future market areas, but such weather events could result in a decline in loan origination, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Seacoast’s business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding.   On July 1, 2006, we renewed our property insurance and due to the damages by named storms in the prior two years were only able to obtain wind coverage for named storms with a deductible of $5 million and for all other storms a deductible of 5% of insured value.  We continue to maintain business interruption insurance.  As a result of the hurricanes that struck our markets in 2005, we incurred wind related damage of approximately $700,000 to our facilities, which is well within the new deductible, and which we would be required to pay if we suffered similar losses in the future.  Insurance coverage of properties securing our loans may be subject to similar increases in deductibles or other terms that decrease the available insurance coverage and that may result in more risk to our borrowers and our real estate-secured loans.   Inflation, changes in building codes and ordinances, environmental considerations and other factors may also make it more expensive, in light of the reduced insurance available, for us or our borrowers  to replace or repair wind damage to our respective properties.  At July 1, 2006, the insured value of all of the Company’s properties approximated $50 million.

#

Item 2.

Unregistered Sales of Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer purchases of equity securities during the first quarter of 2007 were as follows:

Total Number

   Maximum

   of Shares

   Number of

Purchased as

   Shares that

Total Number

   Average

Part of Public

   May yet be

   of Shares

  Price Paid

 Announced

   Purchased

Period

  Purchased

  Per Share

      Plan*

Under the Plan

 1/1/07 to 1/31/07

       4,000

     $23.20

   506,608

      318,392

2/1/07 to 2/28/07

     15,000

       23.25

   521,608

      303,392

3/1/07 to 3/31/07

              0

              0

   521,608

      303,392

Total – 1st Quarter

     19,000

       23.24

   521,608

      303,392

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

Exhibit 32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on January 3, 2007

On January 2, 2007, the Registrant’s principal subsidiary, Seacoast National Bank, entered into an employment agreement with Harry R. Holland, III, Executive Vice-President, Commercial Lending of Seacoast National Bank, with an effective date of January 2, 2007.  A copy of the agreement is attached to the 8-K.

Form 8-K filed on January 30, 2007

On January 25, 2007, the Registrant announced its financial results for the fourth quarter and year ended December 31, 2006.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on January 27, 2007 and data charts referenced in the conference call.

Form 8-K filed on February 15, 2007

At its January 9, 2007 meeting, the Salary and Benefits Committee of the Board of Directors of the Company completed its annual performance and compensation review of the Company’s executive officers and approved the 2007 base salary adjustments for the Company’s executive officers.  The Salary and Benefits Committee also approved the performance objectives and corresponding target annual incentive awards for the Company’s executive officers and other members of management under the Company’s Key Manager Incentive Plan and the Executive Equity Compensation Program.

Form 8-K filed on March 16, 2007

On March 12, 2007, Michael W. Sheffey resigned from Seacoast National Bank, the principal subsidiary of the Registrant, effective March 16, 2007.  Mr. Sheffey was Regional President of the Orlando market, upon acquisition of Century National Bank by Seacoast in May 2005 and subsequent merger of Century National Bank with Seacoast National Bank, and was a named executive officer in the Registrant’s Proxy statement.  At the time of resignation, Mr. Sheffey indicated he resigned to pursue other personal interests.  There were no employment agreements or other formal arrangements in place between Mr. Sheffey and the Company at the time of his resignation.  Sidney Cash has been named Regional President of the Orlando market; Mr. Cash has 37 years of banking experience and joined Century National Bank in 2000 as Executive Vice-President, Business Development / Commercial Loans.

Form 8-K filed on April 4, 2007

Effective April 2, 2007, the Salary and Benefits Committee of the Board of Directors of the Company approved the 2007 equity awards for the Company’s executive officers under the Executive Equity Compensation Program.  This program provides a framework for annual grants of restricted stock and stock settled appreciation rights under the Company’s 2000 Long-Term Incentive Plan, and promotes the corporate objective of increasing executive stock ownership.  Elections of restricted stock, stock settled appreciation rights, or a combination thereof are indicated for named executive officers in the Company’s Proxy statement.

Form 8-K filed on April 30, 2007

On April 25, 2007, the Registrant announced its financial results for the first quarter ended March 31, 2007.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on April 26, 2007 and data charts referenced in the conference call.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 15, 2007

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

President &

Chief Executive Officer

May 15, 2007

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#