Form 10-Q
period 2007-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2007-08-08
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

__________________

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2007 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	______________________	to	__________________________
Commission file number	0-13660

(Exact Name of Registrant as Specified in Its Charter)
Florida		59-2260678
(State or Other Jurisdiction of Incorporation or Organization		(I.R.S. Employer Identification No.)
815 COLORADO AVENUE, STUART FL		34994
(Address of Principal Executive Offices)		(Zip Code)
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchang17e Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value – 19,172,239 shares

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets - June 30, 2007 and December 31, 2006	4 - 5

	Condensed consolidated statements of income - Three months and six months ended June 30, 2007 and 2006	6

	Condensed consolidated statements of cash flows - Six months ended June 30, 2007 and 2006	7 - 8

	Notes to condensed consolidated financial statements	9 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Evaluation of Disclosure Controls and Procedures	38

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40-41

Item 5.	Other Information	41

Item 6.	Exhibits and Reports on Form 8-K	41-42

	SIGNATURES	43

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks Federal funds sold and interest bearing deposits Total cash and cash equivalents	$ 66,067 15,190 81,257	$ 89,803 2,412 92,215
Securities:
Trading (at fair value) Available for sale (at fair value) Held for investment (fair values: $33,438 at June 30, 2007 and $127,395 at December 31, 2006)	26,690 183,132 33,863	0 313,983 129,958
TOTAL SECURITIES Loans available for sale	243,685 4,204	443,941 5,888
Loans Less: Allowance for loan losses	1,813,087 (15,204)	1,733,111 (14,915)
NET LOANS	1,797,883	1,718,196
Bank premises and equipment, net Goodwill and other intangible assets Other assets	38,688 57,019 37,437	37,070 57,299 34,826
	$2,260,173	$2,389,435
LIABILITIES
Deposits	$1,867,191	$1,891,018
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days Borrowed funds Subordinated debt	96,927 14,521 53,610	206,476 26,522 41,238
Other liabilities	10,853	11,756
	2,043,102	2,177,010

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2007	December 31, 2006
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 19,175,906 and outstanding 19,172,239 shares at June 30, 2007, issued 18,990,327 and outstanding 18,974,295 shares at December 31, 2006	1,918	1,899
Other shareholders’ equity	215,153	210,526
TOTAL SHAREHOLDERS' EQUITY	217,071	212,425
	$2,260,173	$2,389,435

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Interest and fees on loans Interest and dividends on securities Interest on federal funds sold	$ 32,930 3,659 662	$ 28,976 6,214 1,018	$ 65,480 8,491 913	$ 51,987 11,626 2,353
TOTAL INTEREST INCOME	37,251	36,208	74,884	65,966
Interest on deposits Interest on borrowed money	13,448 2,399	10,043 2,203	25,778 6,334	17,474 4,281
TOTAL INTEREST EXPENSE	15,847	12,246	32,112	21,755
NET INTEREST INCOME Provision for loan losses	21,404 1,107	23,962 280	42,772 557	44,211 560
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,297	23,682	42,215	43,651
Noninterest income Securities gains (losses), net Securities restructuring losses Other income	26 0 6,716	(97) 0 6,519	24 (5,118) 12,932	(86) 0 11,823
TOTAL NONINTEREST INCOME	6,742	6,422	7,838	11,737
TOTAL NONINTEREST EXPENSES	19,901	19,876	38,604	35,985
INCOME BEFORE INCOME TAXES Provision for income taxes	7,138 2,330	10,228 3,794	11,449 3,872	19,403 7,103
NET INCOME	$ 4,808	$ 6,434	$ 7,577	$ 12,300

PER SHARE COMMON STOCK: Net income diluted Net income basic Cash dividends declared	$ 0.25 0.25 0.16	$ 0.34 0.34 0.15	$ 0.39 0.40 0.32	$ 0.68 0.69 0.30

Average shares outstanding - diluted Average shares outstanding – basic	19,221,438 18,955,848	19,103,077 18,727,475	19,188,343 18,957,989	18,200,400 17,825,416

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities

  Interest received

  Fees and commissions received

  Interest paid

  Cash paid to suppliers and employees

  Income taxes paid

  Trading securities activity

  Origination of loans designated available for sale

  Sale of loans designated available for sale

  Net change in other assets

	$ 73,613 12,933 (32,086) (36,807) (6,466) (22,469) (118,598) 120,282 116	$ 64,879 11,774 (21,726) (36,030) (7,095) 0 (119,834) 118,912 3,726
Net cash provided by (used in) operating activities	(9,482)	14,606

Cash flows from investing activities

  Maturities of securities available for sale

  Maturities of securities held for investment

  Proceeds from sale of securities available for sale

  Proceeds from sale of securities held for investment

  Purchases of securities available for sale

  Net new loans and principal repayments

  Proceeds from sale of Federal Home Loan Bank

     Stock and Federal Reserve Bank stock

  Purchase of Federal Home Loan Bank and Federal

     Reserve Bank stock

  Additions to bank premises and equipment

  Purchase of Big Lake, net of cash acquired

	57,568 8,549 148,439 85,551 (81,237) (79,825) 8,325 (8,330) (3,233) 0	73,056 13,857 103,665 0 (89,422) (125,205) 1,241 (3,392) (6,497) 46,507
Net cash provided by investing activities	135,807	13,810

Cash flows from financing activities

  Net decrease in deposits

  Net increase (decrease) in federal funds purchased

    and repurchase agreements

  Net increase (decrease) in borrowings and subordinated debt

  Stock based employee benefit plans

  Dividends paid

	(23,824) (109,549) 372 1,812 (6,094)	(56,502) 2,020 (19,000) 637 (5,373)
Net cash used in financing activities	(137,283)	(78,218)
Net decrease in cash and cash equivalents Cash and cash equivalents at beginning of period	(10,958) 92,215	(49,802) 220,493
Cash and cash equivalents at end of period	$ 81,257	$ 170,691

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006

Reconciliation of Net Income to Cash Provided by (used in)

  Operating Activities

Net Income

Adjustments to reconcile net income to net cash

  provided by (used in) operating activities:

  Depreciation

  Amortization (accretion) of premiums and discounts on securities, net

  Other amortization (accretion), net

  Trading securities activity

  Change in loans available for sale, net

  Provision for loan losses

  Losses (gains) on sale of securities

  Securities restructuring losses

  Gain on sale of loans

  Gain on sale or write-down of other real estate owned

  Losses (gains) on disposition of fixed assets

  Change in interest receivable

  Change in interest payable

  Change in prepaid expenses

  Change in accrued taxes

  Change in other assets

  Change in other liabilities

	$ 7,577 1,595 (584) 79 (22,469) 1,684 557 (36) 5,118 (24) 15 (7) (117) 57 (227) (2,162) 116 (654)	$ 12,300 1,277 116 (32) 0 (922) 560 86 0 (62) 0 179 (718) 29 (1,331) 245 3,726 (847)
Net cash provided by (used in) operating activities	$(9,482)	$ 14,606
Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$439	$ (2,001)
Purchase of Big Lake, new shares issued	0	43,594
Transfer of loans to other real estate owned	303	139
Transfer from securities available for sale to trading	3,974	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

NOTE C - COMPREHENSIVE INCOME

At June 30, 2007 and 2006, comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$4,808	$6,434	$7,577	$12,300

Unrealized (losses) on securities available for sale (net of tax)	(1,882)	(714)	(1,604)	(1,297)

Net reclassification adjustment	(118)	267	2,108	113
Comprehensive income	$2,808	$5,987	$8,081	$11,116

NOTE D– BASIC AND DILUTED EARNINGS PER COMMON SHARE

Equivalent shares of 485,000 and 113,000 related to stock options for the periods ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive.

At June 30, 2007 and 2006, basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Basic:
Net income	$4,808	$6,434	$7,577	$12,300
Average shares outstanding	18,955,848	18,727,475	18,957,989	17,825,416
Basic EPS	$0.25	$0.34	$0.40	$0.69

Diluted:
Net income	$4,808	$6,434	$7,577	$12,300
Average shares outstanding	18,955,848	18,727,475	18,957,989	17,825,416
Net effect of dilutive options and stock settled appreciation rights issued to executives	265,590	375,602	230,354	374,984

TOTAL	19,221,438	19,103,077	19,188,343	18,200,400

Diluted EPS	$0.25	$0.34	$0.39	$0.68

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

The estimated fair value of a security is determined based on market quotations (Bloomberg quotes). Loans available for sale fair value is determined based on market quotes and when market quotes are not available outstanding investor commitments which approximate market quotes. Derivative product liabilities fair value is determined based on quoted market prices or valuation models (Bloomberg calculators) that incorporate current market data inputs.  Fair value measurements for items measured at fair value at June 30, 2007 included:

(Dollars in thousands)	Fair Value Measurements June 30, 2007	Quoted Prices in Active Markets for Identical Assets*	Significant Other Observable Inputs**

Trading securities	$ 26,690	$ 26,690
Available for sale securities	183,132	183,132
Loans available for sale	4,204		$ 4,204
Derivatives product liabilities	479		479

* Level 1 inputs

**Level 2 inputs

NOTE F – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) that clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Company adopted the interpretation in the first quarter 2007 with no material impact on its consolidated financial position, results of operations or liquidity.   The Company recognizes interest and penalties related to FIN 48 liabilities as part of income taxes in the statement of income.  No interest and penalties were accrued at June 30, 2007.

The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2004
Florida	2004

NOTE G – TERM LOAN / LINE OF CREDIT / SUBORDINATED DEBT

On June 29, 2007, the Company issued $12,372,000 in subordinated debentures, and simultaneously paid off a 3-year term loan for $12,000,000 originated on February 16, 2006.  The rate on the term loan adjusted quarterly and was based on the 3-month LIBOR plus 130 basis points. The subordinated debt was issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Statutory Trust III, which completed a private sale of $12.0 million of floating rate trust preferred securities.  The Company has two prior subordinated debt issuances, similarly done in conjunction with trust subsidiaries issuing $40.0 million in floating rate trust preferred securities.  The rate on the Company’s newest subordinated debt issuance adjusts quarterly, based on the 3-month LIBOR plus 135 basis points; currently the rate on this newest issuance is 6.71 percent.

NOTE H – IMPAIRED LOANS

At June 30 2007 and 2006, the Company’s recorded investment in impaired loans and related valuation allowance was as follows:

	2007		2006
(Dollars in thousands)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

Impaired loans	$26,441		$0
Valuation allowance required		$281		$0

The valuation allowance is included in the allowance for loan losses.  The impaired loans were measured for impairment based primarily on the value of underlying collateral.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal.

The nonaccrual loans and accruing loans past due 90 days or more at June 30, 2007 and 2006 were $15,207,000 and $891,000, respectively, and were $449,000 and $0, respectively.

#

NOTE I – SECURITIES

The amortized cost and fair value of securities at June 30, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale		Trading
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in less than one year	$ -	$ -	$5,079	$5,077	$26,690	$26,690
Due after one year through five years	310	307	30,044	29,967	-	-
Due after five years	5,860	5,867	2,020	2,026	-	-
	6,170	6,174	37,143	37,070	26,690	26,690
Mortgage-backed securities of Government Sponsored Entities	-	-	10,894	10,733	-	-
Collateralized mortgage obligations of Government Sponsored Entities	2,066	2,075	104,069	101,781	-	-
Private collateralized mortgage obligations	25,627	25,189	31,329	30,811	-	-
No contractual maturity	-	-	2,737	2,737	-	-
	$33,863	$33,438	$186,172	$183,132	$26,690	$26,690

Proceeds from sales of securities during 2007 were $253,753,000 with gross gains of $120,000 and gross losses and restructuring losses aggregating to $5,214,000.

Securities with a carrying value of $178,695,000 and a fair value of $178,705,000 at June 30, 2007, were pledged as collateral for repurchase agreements, United States Treasury deposits, other public deposits and trust deposits.

		June 30, 2007
(in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$ 35,123	$ 6	$ (85)	$ 35,044
Mortgage-backed securities of Government Sponsored Entities	10,894	-	(161)	10,733
Collateralized mortgage obligations of Government Sponsored Entities	104,069	1	(2,289)	101,781
Private collateralized mortgage obligations	31,329	-	(518)	30,811
Obligations of state and political subdivisions	2,020	8	(2)	2,026
Other	2,737	-	-	2,737
	$186,172	$ 15	$ (3,055)	$ 183,132

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$ 2,066	$ 9	$ -	$ 2,075
Private collateralized mortgage obligations	25,627	-	(438)	25,189
Obligations of state and political subdivisions	6,170	25	(21)	6,174
	$ 33,863	$ 34	$ (459)	$ 33,438

SECURITIES TRADING
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$ 26,690	$ -	$ -	$ 26,690

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2007

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

ACQUISITIONS / MERGERS / NEW OFFICES

Seacoast National Bank, the Company’s primary banking subsidiary, opened several offices during 2006 and 2007.  In May 2006, a signature headquarters office was opened on PGA Boulevard in northern Palm Beach County in a high-rise office building.  In February 2007, the first Brevard County branch office was opened in the Viera area; the existing loan production office in Brevard County closed during the second quarter of 2007, with personnel moving to this new branch location.  In addition, during the first quarter of 2007 a loan production office was opened in Broward County in a temporary location pending completion of improvements to a permanent location on U.S. Highway One in Ft. Lauderdale, with opening planned in the third quarter of 2007.  A second branch in Brevard County is under construction and should open sometime during the fourth quarter of 2007.

On April 1, 2006, the Company acquired Big Lake Financial Corporation (“Big Lake”, a holding company) and its single banking subsidiary, Big Lake National Bank, a commercial bank located in central Florida serving the counties of DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee and St. Lucie.  Loans and deposits totaling approximately $202 million and $301 million, respectively, at March 31, 2006 were acquired.  Big Lake’s St. Lucie county branch was closed and merged into an existing branch; the closed branch was sold during the third quarter of 2006.  The purchase resulted in a deposit-based intangible estimated at $6.8 million and goodwill of $18.3 million.

EARNINGS SUMMARY

Net income for the second quarter of 2007 totaled $4,808,000 or $0.25 per share diluted, compared to $2,769,000 or $0.14 per share diluted in the first quarter of 2007 and $6,434,000 or $0.34 per share diluted in the second quarter of 2006.

CRITICAL ACCOUNTING ESTIMATES

Management, after consultation with the Company’s Audit Committee, believes that the most critical accounting estimates and assumptions that may affect the Company’s financial status and involve the most difficult, subjective and complex assessments are as follows:

The allowance and provision for loan losses, the fair value of securities (trading and available for sale), goodwill impairment, and contingent liabilities

The following disclosures are intended to facilitate a reader’s understanding of the possible and likely events or uncertainties known to management that could have a material effect on the reported financial information of the Company related to critical accounting estimates.

Allowance and Provision for Loan Losses

The information contained on pages 17-18 and 22-26 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Fair Value of Securities Classified as Trading and Available for Sale

The Company elected to early adopt Statement of Financial Accounting Standards (SFAS) No. 157 and 159 in the first quarter of 2007.  The use of fair value accounting for financial instruments enables the Company to better align the financial results of those items with their economic value.

At June 30, 2007, trading securities totaled $26,690,000 and available for sale securities totaled $183,132,000.  The fair value of the available for sale portfolio at June 30, 2007 was less than historical amortized cost, producing net unrealized losses of $3,041,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The fair value of each security available for sale or trading was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

Goodwill Impairment

The amount of goodwill at June 30, 2007 totaled approximately $49.8 million, including approximately $2.6 million that was acquired in 1995 as a result of the purchase of a community bank in the Company’s Treasure Coast market, $28.8 million from an acquisition in 2005, and $18.3 million from an acquisition in 2006.

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

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of its business activities.  These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved.  Estimates may be adjusted as changes in circumstance occur and the actual costs of resolving these claims may be substantially higher or lower than amounts reserved for those claims.  No amounts have been accrued as of June 30, 2007 as management is not aware of any probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2007 totaled $21,468,000, $36,000 more than for 2007’s first quarter and $2,562,000 or 10.7 percent lower than for second quarter 2006.  While net interest income was slightly higher than first quarter 2007’s result, net interest income results declined over the last two quarters of 2006 and the first quarter of 2007.  Third quarter 2006’s net interest income was $886,000 lower than second quarter 2006’s, fourth quarter 2006’s net interest income was $1,298,000 lower than third quarter 2006’s result, and first quarter 2007’s net interest income was $414,000 lower than fourth quarter 2006’s result.  While second quarter 2007’s increase of $36,000 is a slight reversal, the Company continues to operate in a more challenging interest rate environment, with unfavorable changes occurring in deposit mix and an inverted yield curve.

Offsetting the negative deposit matters, year over year mix of earning assets has improved.  Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 84.6 percent for the second quarter of 2007 compared to 70.5 percent a year ago, while average securities decreased from 25.6 percent to 13.1 percent and federal funds sold and other investments decreased to 2.3 percent from 3.8 percent.  In addition to increasing total loans as a percentage of earning assets, the mix of loans improved, with commercial and commercial real estate volumes representing 61.5 percent of total loans at June 30, 2007 (compared to 59.2 percent a year ago at June 30, 2006) and lower yielding residential mortgage balances representing 29.4 percent of total loans (versus 29.5 percent a year ago) (see “Loan Portfolio”).

Net interest margin on a tax equivalent basis decreased 20 basis points over the last twelve months to 4.09 percent for the second quarter of 2007, but was up 17 basis points from 3.92 percent in the first quarter of 2007, in part due to the effect of a securities restructuring during April 2007.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Second quarter 2006	$ 24,030	4.29%
Third quarter 2006	23,144	4.22
Fourth quarter 2006	21,846	3.95
First quarter 2007	21,432	3.92
Second quarter 2007	21,468	4.09

The yield on earning assets for the second quarter of 2007 was 7.10 percent, 63 basis points higher than the same period results in 2006, reflecting an improving earning assets mix over 2006 and into 2007.  Interest rates have increased 425 basis points since the Federal Reserve began increasing interest rates, with the last 50 basis points occurring during the first and second quarter of 2006.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2007	2007	2006	2006	2006
Yield	7.10%	6.92%	6.73%	6.71%	6.47%

The yield on loans improved 8 basis points to 7.41 percent over the last twelve months, but declined 11 basis points from the first quarter of this year.  Improving loan yields year over year due to loan growth and a greater percent of the portfolio in floating rate loans were partially offset by additions to nonaccrual loans in the second quarter of 2007 that reduced the yield on loans by approximately 8 basis points.  The yield on investment securities has improved as well, increasing 103 basis points year over year to 5.37 percent and 90 basis points higher than the first quarter of 2007.  The improvement was due primarily to the restructuring of the investment portfolio, with approximately $225 million in securities with an average yield of 3.87 percent sold at the beginning of the second quarter of 2007.  Average earning assets for the second quarter of 2007 decreased $93.3 million or 4.2 percent compared to the first quarter of 2007.  Average loan balances grew $35.4 million (or 2.0 percent) to $1,783.2 million, average federal funds sold and other investments increased $31.8 million to $48.1 million, and average investment securities were $160.5 million (or 36.8 percent) lower, totaling $275.6 million.  Funds derived from securities sold in April were either reinvested in securities at current rates, utilized to reduce federal funds purchased (of which $95 million was outstanding at March 31, 2007 at a rate of approximately 5.35 percent) or invested in federal funds sold.  Overall, total average assets declined $102.1 million or 4.3 percent from the first quarter of 2007 to $2,277.7 million for the second quarter of 2007.

The increase in loans was principally in commercial real estate loans, in part reflecting the Company’s successful de novo expansion into northern Palm Beach County, the addition of a full service branch location in Brevard County and a loan production office in Ft. Lauderdale (Broward County) during the first quarter of 2007, as well as loan officer hires in the Treasure Coast and Big Lake region.  At June 30, 2007, commercial lenders in the Company’s newer markets (Palm Beach County, Brevard County, Orlando, the Big Lake region, and Broward County) have new loan pipelines totaling $195 million and total outstanding loans of $766.6 million.  At June 30, 2007 the Company’s total commercial and commercial real estate loan pipeline was $368 million.

Total commercial and commercial real estate loan production for the second quarter totaled $151 million compared to first quarter 2007 production of $76 million and $106 million in production for the second quarter a year ago.   Economic conditions in the markets the Company serves are more challenging with a slowing economy.  The Company expects annual loan growth to slow to a range of approximately 8-10 percent.

Closed residential loan production during the second quarter of 2007 totaled $42 million, of which $22 million was sold servicing released.  In comparison, $35 million in residential loans were produced in the first quarter of 2007, with $15 million sold servicing released, and $51 million was produced in the second quarter of 2006, with $16 million sold servicing released.  Higher mortgage rates and a slow down in existing home sales in the Company’s markets have reduced demand for residential mortgages and demand for new homes is expected to remain soft for the remainder of 2007.

During the second quarter of 2007, maturities (principally pay-downs) of securities totaled $38.0 million, securities sales of $253.8 million were transacted (primarily due to the restructuring), and security purchases totaled $119.5 million.  In comparison, during the first quarter of 2007, maturities (principally pay-downs) of securities totaled $28.1 million, no security sales were transacted, and security portfolio purchases totaled $4.0 million.  While purchases were nominal in the first quarter and conducted principally for pledging requirements, the purchases during the second quarter reflect management’s intent to improve the overall yield of the securities portfolio.  In comparison, during the first six months of 2006, maturities (principally pay-downs) of securities totaled $86.9 million, security sales totaled $103.7 million, and security purchases totaled $89.4 million.

As previously discussed lower cost interest bearing deposits (NOW, savings and money market) have declined as a percentage of total deposits, a negative change in deposit mix.  Consistent with prior periods where interest rates have increased, customers migrate to higher cost certificates of deposit (“CDs”) from alternative lower cost interest bearing deposit products.  In addition, local competitors aggressively increased their CD rates throughout 2006.  Lower cost interest bearing deposits were 58.8 percent of average interest bearing deposits for the second quarter of 2007, versus 65.1 percent a year ago and 60.8 percent for the first quarter of 2007.  Average CDs (a higher cost component of interest bearing deposits) increased to 41.2 percent of interest bearing deposits from 34.9 percent a year ago, and first quarter 2007’s result of 39.2 percent.

Average short-term borrowings declined during the second quarter.  Because of expected loan payoffs and cash flow from investment securities during 2007, the Company chose to temporarily rely on short-term borrowings during the first quarter of 2007.  Average federal funds purchased increased to 5.6 percent of average interest bearing liabilities for the first quarter of 2007, with overall short-term borrowings (including federal funds purchased and sweep repurchase agreements with customers of the Company’s subsidiary) higher at 12.9 percent of interest bearing liabilities.  In comparison, average federal funds purchased averaged only 0.4 percent of interest bearing liabilities during the second quarter of 2007, and average short-term borrowings were 6.6 percent of interest bearing liabilities, reflecting reductions using funds from securities sales in April.

The cost of interest-bearing liabilities in the second quarter of 2007 increased 90 basis points to 3.79 percent from second quarter 2006 and was 5 basis points higher than for first quarter 2007, in part due to the Federal Reserve increasing short-term interest rates by 50 basis points during the first and second quarter of 2006.  Based on recent Federal Reserve commentary, it would appear short-term interest rates are not likely to change much during the remainder of 2007.  The following table details the cost of interest bearing liabilities for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2007	2007	2006	2006	2006
Rate	3.79%	3.74%	3.52%	3.21%	2.89%

The average aggregated balance for NOW, savings and money market balances decreased $10.5 million or 1.2 percent to $883.2 million from the first quarter of 2007, noninterest bearing deposits decreased $16.3 million or 4.2 percent to $371.0 million, and average CDs increased by $40.9 million or 7.1 percent to $617.9 million.  Slowing activity in the residential real estate market (resulting in declining title company and escrow deposits), as well as completed commercial real estate construction projects (and associated deposits depleting at end of construction), have contributed to the decline in noninterest bearing deposits.  Company management believes its market expansion and more aggressive marketing will result in new relationships and growth in low-cost/no cost funding sources over time prospectively, reflecting the Company’s longstanding strategy of building core customer relationships and tailoring its products and services to satisfy customer needs.  However, current economic factors, including an inverted Treasury yield curve, are likely to continue to challenge deposit growth, and with the Company’s loan to deposit ratio at 97.1 percent at June 30, 2007 will likely make margin expansion challenging.  Pressure on the net interest margin is expected to continue for the remainder of 2007.

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

Nonperforming assets declined from $12.5 million or 0.72 percent of loans and other real estate owned at year-end 2006 to $4.1 million or 0.23 percent at the end of the first quarter of 2007 and increased to $15.5 million or 0.85 percent at the end of the second quarter of 2007.  The decline during the first quarter of 2007 is primarily related to the collection in full of an $8 million nonaccrual loan that was reported as impaired at year-end, resulting in a specific loan loss provision of over $1 million in the fourth quarter of 2006.  The collection of this credit and reduction in the specific allowance resulted in a recapture of $550,000 in provisioning during the first quarter of 2007.  During the second quarter of 2007, the addition of three significant nonaccrual loans aggregating to $13.7 million, (see “Nonperforming Assets”) growth of loans and no improvement in market conditions resulted in provisioning of $1,107,000 for the second quarter of 2007.  In comparison, the provision for loan losses in 2006 totaled $2,250,000, $475,000, $280,000 and $280,000 in the fourth, third, second and first quarters of 2006, respectively.

The Company expects the level of nonperforming assets to vary over the next several quarters but its net charge offs to remain low relative to peer banks.

Net charge-offs of $268,000 or 0.03 percent of average loans in the first six months of 2007, compare to net recoveries of $106,000 or 0.01 percent of average loans for all of 2006 and net charge-offs of $134,000 or 0.01 percent for all of 2005.  Net charge-offs are nominal in prior years as well.  These charge-off ratios are better than the banking industry as a whole over comparable periods.

For 2007, loan growth is expected to be at the high end of the Company’s projected 8 to 10 percent range.  In comparison, over the last several years, the Company’s expansion into Palm Beach and Brevard counties, its acquisitions, as well as growth in the Company’s other markets resulted in double-digit commercial and residential real estate loan growth.  While loan growth is expected to decelerate, the Company’s loan loss provisioning can increase if increased exposure to higher risk credits results in greater inherent losses in the loan portfolio.  In addition, the overall level of net charge-offs can be impacted by a decline in economic activity.

The Company has been working on strengthening the manner in which it monitors loans and the allowance for loan losses, as well as its credit administration policies.  During the fourth quarter of 2006, the Company undertook a comprehensive review of all large credits, primarily construction loans, where the primary source of repayment is related to the sale of residential real estate.  The review was undertaken to ensure that there was proper identification of risks associated with recent changes in market conditions impacting the Florida real estate market.  The change in market conditions was partially responsible for the increase in provisioning in the fourth quarter of 2006.  Declines in economic activity can impact the demand for real estate and the Company’s loss experience resulting in larger additions to the allowance for loan losses prospectively.  Management believes that its current credit granting processes follows a comprehensive and disciplined approach that mitigates risk and lowers the likelihood of significant increases in charge-offs during all economic cycles.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $6,716,000 for the second quarter of 2007, $500,000 or 8.0 percent higher than for the first quarter of 2007, and $197,000 or 3.0 percent higher than for the second quarter of 2006.  Excluding the impact of securities losses, noninterest income accounted for 23.9 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the second quarter of 2007 compared to 21.4 percent a year ago.  Noninterest income for the second and first quarter of 2007, and the second quarter of 2006 is detailed as follows:

	2nd Qtr 2007	1st Qtr 2007	2nd Qtr 2006
Service charges on deposits	$1,928	$1,733	$1,801
Trust income	663	627	801
Mortgage banking fees	416	455	331
Brokerage commissions and fees	989	754	1,042
Marine finance fees	856	726	868
Debit card income	597	568	558
Other deposit based EFT fees	116	131	102
Merchant income	721	756	619
Other income	430	466	397
Total	$6,716	$6,216	$6,519

For the second quarter, revenues from the Company’s wealth management services decreased year over year, by $191,000 or 10.4 percent.  Of the $191,000, trust revenue was lower by $138,000 or 17.2 percent and brokerage commissions and fees were lower by $53,000 or 5.1 percent.  Included in the $53,000 decline in brokerage commissions and fees was a decline of $64,000 in the sale of mutual funds and a $27,000 decline in commissions from insurance annuity sales, with brokerage commissions partially offsetting, up $33,000 year over year.  Lower estate fees were the primary cause for the decline in trust income, decreasing by $214,000 from the second quarter of 2006.  While revenues from wealth management services generally improved during 2006 as customers returned to the equity markets, revenue generation remains challenging in 2007 due to higher interest rate deposit products offered as an alternative and an uncertain economic environment.  For the six months ended June 30, 2007, income from the Company’s financial services businesses was $298,000 or 8.9 percent lower compared to 2006.

Service charges on deposits were $127,000 or 7.1 percent higher year over year for the second quarter of 2007, with overdraft service charges increasing $177,000 or 13.3 percent to $1,506,000 partially offset by core deposit product service charges declining $50,000.  Year-to-date service charges for 2007 are $618,000 or 20.3 percent higher year over year, primarily as a result of the full year impact of an acquired bank added $494,000 to 2007’s revenue in the first quarter.

In the second quarter of 2007, marine finance fees from the sale of marine loans increased $130,000 or 17.9 percent compared to 2007’s first quarter, and compared to the second quarter of 2006 were $12,000 or 1.4 percent lower.  Year-to-date marine fees are $79,000 or 4.8 percent lower year over year, but production was very good and the Company retained more loans in its portfolio during the first six months of 2007 versus prior year for the same period.  The Company’s marine finance division (Seacoast Marine Finance) produced $61.6 million in marine loans during the second quarter of 2007, compared to $46.8 million in the first quarter of 2007 and $46.8 million in the second quarter of 2006.  Marine loan production was muted during 2006 due to prior years’ hurricanes and higher oil prices and insurance costs dampening demand.  Recent events, including record crowds at boat shows, suggest that 2007 may be a better year in comparison.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.  The operations in California serve not only California, but Washington and Oregon as well.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the second quarter of 2007, debit card income increased $39,000 or 7.0 percent from a year ago, and other deposit based electronic funds transfer (“EFT”) income increased $14,000 or 13.7 percent.  For the six month period ended June 30, 2007, debit card income and other deposit based EFT revenue was up $144,000 or 14.1 percent and $48,000 or 24.1 percent, respectively; contributing to these increases was the addition of $125,000 and $20,000, respectively, in revenue from an acquired bank.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA and MasterCard.

Mortgage banking revenue for the second quarter of 2007 decreased $39,000 or 8.6 percent from the first quarter of 2007 but was $85,000 or 25.7 percent higher than the second quarter of 2006.  During the past several quarters, noninterest income related to mortgage loan production has been lower due to more production being retained in the loan portfolio.  In addition, fee income from mortgage banking activities has been challenged due to a slower housing market, with some of this weakness offset by higher production related to refinance activities and expanded market share.  As a result of the Company’s expanded market presence and some improvement on pricing regarding products sold, mortgage banking revenue was improved for the first six months of 2007 compared to prior year, increasing $331,000 or 61.3 percent.  Contributing to this increase was the addition of an acquired bank’s mortgage banking income of $79,000 during the first quarter of 2007, versus 2006.

Merchant income was $102,000 or 16.5 percent higher for the second quarter of 2007, compared to one year earlier, but was $35,000 or 4.6 percent lower than for the first quarter of 2007.  Year over year for the first six months, merchant income increased $179,000 or 13.8 percent.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.   The Company’s expansion into new markets has positively impacted merchant income.

NONINTEREST EXPENSES

When compared to the second quarter of 2006, total noninterest expenses increased by $25,000 or 0.1 percent to $19,901,000.  For the six months ended June 30, 2007, noninterest expenses are $2,619,000 or 7.3 percent higher than last year, totaling $38,604,000.  Of the $2,619,000 increase, noninterest expenses for an acquired bank totaled $1,480,000 during the first quarter of 2007, compared to zero for the prior year; excluding this, noninterest expenses increased 3.2 percent year over year for the first six months.

Noninterest expenses in the first quarter of 2007 were in line with management expectations and guidance provided of $18.7 million.  Noninterest expenses for the first quarter of 2007 included additional spending related to the opening of a loan production office in Broward County and a new branch in Brevard County, as well as several loan officer hires in the Treasure Coast, Palm Beach, and Big Lake markets.  During the second quarter, further investment for the future was made in the Ft. Lauderdale/Broward County, Florida market, with the acquisition of a team of bankers from a successful nonpublic depository institution.  This overhead added a total of approximately $260,000 in expenses in the second quarter of 2007.  Other lending personnel acquisitions increased salaries and wages by approximately $100,000 more in the second quarter.  A similar strategy was employed when the Company entered the Palm Beach County market in late 2002.  The group of bankers deployed was successful in building a franchise in that market consisting of $370 million in loans at June 30, 2007 and funding totaling $92 million.

The added overhead costs during the second quarter of 2007 caused the Company’s overhead ratio to increase to 69.5 percent, compared to 66.5 percent in the first quarter of 2007 and 61.1 percent a year ago in the second quarter.  The Company has engaged a nationally recognized bank consulting firm to assist the Company’s board and management with strategic planning and overhead improvement through revenue generation.  These projects will add approximately $1 million to this year’s overhead.  In addition, marketing costs were higher in the second quarter of 2007 as more advertising and promotion spending was incurred to attract customers of the Company’s two largest community bank competitors which were acquired and integrated in the first quarter 2007.

As a result, the overhead ratio is expected to remain at a higher percentage for the remainder of 2007.  If successful, the added costs and personnel will allow the Company to produce more revenue, continue growth and will move the overhead ratio lower in 2008 as a result of greater revenue growth.

For the first six months of 2007, salaries and wages increased $1,487,000 or 10.0 percent to $16,349,000.  Included in the increase year over year for the first six months were additional salaries of $678,000 for an acquired bank (during the first quarter of 2007), $78,000 in salaries for Brevard County (including the new branch office opened during the first quarter), and $262,000 in salaries and wages for personnel in Broward County.  Full-time equivalent employees totaled 517 at June 30, 2007, compared to 546 at June 30, 2006.

Employee benefit costs increased $263,000 or 14.9 percent to $2,032,000 from the second quarter of 2006.  A $42,000 increase in payroll taxes and unemployment compensation expense and higher claims experience of $208,000 in group health insurance costs were the primary causes.  For the six month period, employee benefit costs were $150,000 higher in 2007 compared to 2006.  As with the quarter, increases in payroll taxes, unemployment compensation and group health costs contributed to the increase year-to-date.

Outsourced data processing costs totaled $1,956,000 for the second quarter of 2007, a decrease of $224,000 or 10.3 percent from a year ago.  During the second quarter of 2006, incremental data processing costs of $352,000 were incurred as a result of the bank acquisition and integration.  Outsourced data processing costs were in line with expenditures in the first quarter of 2007, which totaled $1,945,000.  The Company’s subsidiary bank utilizes third parties for its core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis decreased $35,000 or 1.3 percent to $2,618,000 for the second quarter of 2007, versus second quarter results last year.  For the first six months of 2007, aggregated costs for occupancy and furniture and equipment were $422,000 or 8.9 percent higher, totaling $5,144,000.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $133,000 or 14.4 percent to $793,000 for the second quarter when compared to a year ago, and were $350,000 or 19.0 percent lower for the first six months year over year.  Contributing to the $133,000 decrease for the second quarter, donations, direct mail costs, printing and market research costs (primarily for focus groups) were lower by $41,000, $49,000, $48,000, and $48,000, respectively, partially offset by public relations costs, including VIP events targeting wealthy clientele, that were $60,000 higher.  As indicated last quarter, marketing costs were expected to be higher for the second quarter of 2007 than the first quarter of 2007 and, in fact, increased by $93,000.  Marketing costs are likely to continue to be higher in the third quarter of 2007, as advertising and direct mail efforts that began in the second quarter are continued to entice customers away from National City during their integration and re-branding efforts.

Legal and professional fees totaled $843,000 for the second quarter of 2007 compared to $832,000 for the first quarter of 2007, and were $144,000 or 20.6 percent higher than the second quarter of 2006.  Of the $144,000 increase, legal fees and other professional fees were higher by $56,000 and $111,000, respectively.  The increase in legal fees compared to prior year was principally related to costs for the collection of problem loans while other professional fees were higher due to costs related to third party vendors assisting the Company with its review of processes, operations and costs, as well as strategic planning.

Remaining noninterest expenses (excluding amortization of intangible assets) increased $7,000 to $2,892,000 when comparing the second quarter of 2007 to the same quarter a year ago and increased $310,000 or 5.8% to $5,694,000 when comparing the first six months of 2007 to the same period last year.  Increasing year over year for the six months were costs for repossessed and foreclosed assets (up $81,000, principally related to the $8 million loan collected during the first quarter of 2007), postage and courier services (up $96,000), insurance (up $73,000, primarily for property and casualty), telephone and data lines (up $144,000, including $100,000 for an acquired bank), employment placement fees (up $85,000, for headhunter activities) and bank paid closing costs (up $315,000, for new equity line programs recently introduced).  Partially offsetting, the Company’s banking subsidiary benefited from lower losses due to fraud, identity theft, and other losses (down $158,000 year over year).

FINANCIAL CONDITION

CAPITAL RESOURCES

At June 30, 2007, the Company's total risk-based capital ratio was 12.53 percent, increasing slightly from December 31, 2006’s reported ratio of 11.70 percent and from June 30, 2006’s ratio of 11.73 percent.

LOAN PORTFOLIO

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,813,087,000 at June 30, 2007, $198,441,000 or 12.3 percent more than at June 30, 2006, and $79,976,000 or 4.6 percent more than at December 31, 2006.  The following table details loan portfolio composition at June 30, 2007, December 31, 2006 and June 30, 2006:

	June 30,	Dec. 31,	June 30,
(In thousands)	2007	2006	2006
Construction and land development	$601,552	$571,133	$511,480

Real estate mortgage
Residential real estate
Adjustable	298,363	277,649	257,933
Fixed rate	87,641	87,883	86,463
Home equity mortgages	89,993	95,923	79,633
Home equity lines	56,563	50,920	52,487
	532,560	512,375	476,516
Commercial real estate	458,760	437,449	417,434
	991,320	949,824	893,950

Commercial and financial	139,014	128,101	121,330

Installment loans to individuals	79,616	83,428	87,408

Other loans	1,585	625	478
Total	$1,813,087	$1,733,111	$1,614,646

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates.  The proportion of adjustable rate residential loans has increased as mortgage rates offered have increased.

The Company’s loan portfolio secured by commercial real estate has increased by $142,624,000 or 17.1 percent over the last twelve months.  The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors.  At June 30, 2007, the Company had commercial real estate loan outstanding balances totaling $976,660,000 or 53.9 percent of total loans (versus $834,036,000 or 51.7 percent a year ago). Construction and land development loans and commercial real estate mortgage loans were comprised of the following types of loans at June 30, 2007 and 2006:

June 30		2007			2006
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$135.2	$ 8.4	$143.6	$114.1	$ 20.2	$134.3
Retail trade	89.2	16.1	105.3	66.0	4.6	70.6
Land development	300.9	126.4	427.3	281.6	144.3	425.9
Industrial	97.8	5.0	102.8	58.2	12.2	70.4
Residential home construction	83.7	20.2	103.9	94.9	35.3	130.2
Healthcare	42.7	1.5	44.2	40.2	4.7	44.9
Churches and educational facilities	34.6	2.7	37.3	31.9	1.4	33.3
Recreation	4.5	0.3	4.8	4.8	--	4.8
Multifamily	57.8	25.3	83.1	47.8	33.8	81.6
Mobile home parks	4.0	--	4.0	6.6	--	6.6
Land	78.0	3.5	81.5	63.1	3.5	66.6
Lodging	28.0	3.9	31.9	15.1	11.1	26.2
Restaurant	9.6	1.2	10.8	9.4	0.8	10.2
Agriculture	23.4	5.7	29.1	28.5	6.1	34.6
Convenience Stores	24.6	0.8	25.4	23.9	0.8	24.7
Other	46.4	17.9	64.3	42.8	1.9	44.7

Total	$1060.4	$238.9	$1,299.3	$928.9	$280.7	$1,209.6

Construction and land development loans increased $90,072,000 or 17.6 percent from a year ago to $601,552,000 at June 30, 2007.  Of this total, $517,901,000 is collateralized by commercial real estate (see table below of geographic locations of these loans at June 30, 2007) and $83,651,000 by residential real estate.  In comparison, at June 30, 2006, construction and land development loans increased $156,066,000 or 43.9% from June 30, 2005.  At June 30, 2006, $416,602,000 was collateralized by commercial real estate and $94,878,000 by residential real estate.  The construction period generally ranges from 18-24 months.

The following is the geographic location of the Company’s construction and land development loans secured by commercial real estate (CRECL) totaling $517,901,000 at June 30, 2007:

Florida County	% of Total CRECL

PALM BEACH	22.5%
INDIAN RIVER	17.2%
MARTIN	17.0%
ST LUCIE	11.5%
BREVARD	9.8%
ORANGE	5.6%
LEE	4.7%
OSCEOLA	2.0%
HIGHLANDS	1.9%
MIAMI-DADE	1.8%
BROWARD	1.8%
OKEECHOBEE	1.4%
CHARLOTTE	0.9%
BRADFORD	0.6%
MARION	0.4%
HENDRY	0.3%
OTHER	0.6%

TOTAL	100%

There has been a slowing in residential real estate activity in most of the Company’s markets, resulting in increases of inventory for finished new housing units.  The Company anticipates that the slowing of loan growth evident over the past couple quarters will continue in 2007, in part due to slowing demand but also to repayments of existing construction loans.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2007 aggregated to $174.9 million up from $157.2 a year ago and for 70 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $688.6 million.

Commercial and financial loans increased and totaled $139,014,000 at June 30, 2007, compared to $121,330,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $79,616,000 (versus $87,408,000 a year ago), real estate construction loans secured by residential properties totaling $43,637,000 (versus $61,242,000 a year ago), and residential lot loans totaling $40,014,000 (versus $33,636,000 a year ago).

Real estate mortgage lending is an important segment of the Company's lending activities.  The Company’s exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At June 30, 2007, approximately $298 million or 63 percent of the Company's residential mortgage loan balances were adjustable, compared to $258 million or 61 percent a year ago.

Loans secured by residential properties having fixed rates totaled approximately $178 million at June 30, 2007, of which 15- and 30-year mortgages totaled approximately $37 million and $51 million, respectively.  Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  In comparison, 15- and 30-year fixed rate residential mortgages at June 30, 2006 totaled approximately $37 million and $49 million, respectively.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $205 million and $254 million, respectively, at June 30, 2007, compared to $163 million and $254 million, respectively, a year ago.

At June 30, 2007, the Company had commitments to make loans (excluding unused home equity lines of credit) of $345,889,000, compared to $352,253,000 at June 30, 2006.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $15,204,000 at June 30, 2007, $2,963,000 higher than one year earlier and $289,000 higher than at December 31, 2006.  The allowance for loan losses as a percentage of nonaccrual loans and loans 90 days or more past due was 94.4 percent at June 30, 2007, compared to 2,726.3 percent at June 30, 2006.  During the fourth quarter of 2006 nonperforming assets increased to $12,465,000, but an $8 million pay-off during the first quarter of 2007 reduced problem assets significantly to $4,088,000.  During the second quarter of 2007 nonperforming assets increased to $15,495,000 (see “Nonperforming Assets”).

During the first six months of 2007, net charge-offs totaled $268,000, including $119,000 in net charge-offs for commercial loans and $152,000 in net charge-offs for consumer loans.  A year ago, net recoveries of $156,000 were recorded during the first six months.

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

Consistent credit quality and historically low net charge-offs in the Company’s entire loan portfolio support an allowance for loan losses of 0.84 percent of total loans at June 30, 2007, a level lower than that found in many other banks.  This ratio was 0.76 percent at June 30, 2006 and 0.86 percent at December 31, 2006.  The better than peer performance credit quality results are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable, and experienced staff.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At June 30, 2007, the Company had $1.6 billion in loans secured by real estate, representing 87.9 percent of total loans, up slightly from 87.0 percent at June 30, 2006.  In addition, the Company is subject to a geographic concentration of credit because it operates in Central and southeastern Florida.  The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 54 percent of total loans at June 30, 2007.  Generally, all of the Company’s exposure to these credits are not only secured by project assets with fifty percent or more pre-sales or leases, but are guaranteed by the personal assets of all of the participants.  Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.  Problem loan activity for this exposure needs to be evaluated over the long term to include all economic cycles when determining an adequate allowance level.

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

NONPERFORMING ASSETS

At June 30, 2007, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned ("OREO") was 0.85 percent, compared to 0.04 percent one year earlier and 0.72 percent at December 31, 2006.

At June 30, 2007, there were $891,000 in accruing loans past due 90 days or more and $288,000 in OREO outstanding (comprised of two residential homes and three residential lots).  At June 30, 2006, there were no accruing loans past due 90 days or more and three residential properties totaling $139,000 in OREO.  Accruing loans past due 90 days or more at June 30, 2007 include two commercial real estate loans totaling $756,000.

Nonperforming loan balances are likely to experience variability over the next few quarters.  Nonaccrual loans totaled $15,207,000 at June 30, 2007 and compared to balances of $3,955,000 at March 31, 2007 and $12,465,000 at December 31, 2006.  A year ago nonaccrual loans totaled $449,000.  At June 30, 2007 $26.4 million of loan balances are considered impaired and $281,000 of the allowance for loan losses has been allocated for potential losses.  During the first quarter of 2007 a nonaccrual loan totaling $8.0 million was fully collected; the loan was secured with both new and used boat inventory and had been placed on nonaccrual during the third quarter of 2006.  During the second quarter of 2007 another nonaccrual loan totaling $3.0 million was collected; this loan was collateralized with commercial real estate.  Partially offsetting, three large nonaccrual loans were added during the second quarter of 2007 totaling $9.8 million, $2.9 million and $1.0 million, the first two secured by commercial real estate, the latter loan by a large yacht.  Management believes that while nonperforming loans will be higher and vary, losses will be minimal and have been provided for in the allowance for loan losses.  Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At June 30, 2007, the Company had $26,690,000 in trading securities, $183,132,000 in securities available for sale and securities held for investment carried at $33,863,000.  The Company's securities portfolio decreased $265,815,000 or 52.2 percent from June 30, 2006, and $200,256,000 or 45.1 percent from December 31, 2006.  Maturities of securities of $66.1 million, sales of $253.8 million, and purchases totaling $123.5 million were transacted during the first six months of 2007.

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

At June 30, 2007 available for sale securities totaling $183,132,000 had gross losses of $3,085,000 and gross gains of $44,000.  The Company has the intent and ability to hold the securities with losses until fair value is recovered.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits decreased $161,414,000 or 8.0 percent to $1,867,191,000 at June 30, 2007 compared to one year earlier, reflecting deposit declines in all markets.  Certificates of deposit (“CDs”) increased $88,953,000 or 16.5 percent to $628,638,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) decreased $114,534,000 or 11.4 percent to $885,851,000, and noninterest bearing demand deposits decreased $135,833,000 or 27.8 percent to $352,702,000.  Deposit pricing pressure intensified during the third and fourth quarter of 2006 and combined with the slowdown in Florida housing activity resulted in deposits declining $137,587,000 during the second half of 2006.  The decline in deposits that the Company experienced since December 31, 2006 was primarily related to seasonal trends and totaled $23.8 million or 1.3 percent.

The Company expects it will continue to be successful generating deposits by marketing desirable products, in particular its array of money market and NOW product offerings.  The Company’s entrance into new markets, including Palm Beach County, the Orlando market, and central Florida provide an opportunity to enhance overall deposit growth, including lower cost interest bearing deposits.

Repurchase agreement balances increased over the past twelve months by $986,000 or 1.0 percent to $96,927,000 at June 30, 2007.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  At June 30, 2007, the number of sweep repurchase accounts was 229, compared to 185 a year ago.  No federal funds purchased were outstanding at June 30, 2007, versus $9 million at June 30, 2006 and $64 million at December 31, 2006.  A portion of the funds derived from the sale of securities during the second quarter of 2007 was utilized to reduce federal funds purchased.  The Company does utilize federal funds purchased during periods of temporary gaps between loan funding, principal repayments and deposit growth.

On June 29, 2007, the Company issued $12,372,000 in subordinated debentures, and simultaneously paid off a 3-year term loan for $12,000,000 originated on February 16, 2006 (see Note G – Term Loan / Line of Credit / Subordinated Debt).

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at June 30, 2007 included derivative product liabilities of $479,000.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $410 million at June 30, 2007, and $407 million at June 30, 2006.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent simulation indicated net interest income would increase nominally if interest rates gradually rise 200 basis points over the next twelve months and 0.1 percent if interest rates gradually rise 100 basis points.  With the Federal Reserve now pausing, having increased the federal funds rate by 425 basis points from June 2004 through June 2006, and possibly decreasing interest rates sometime in the future, the model simulation indicates net interest income would decrease by 0.1 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.  It has been the Company's experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 23.0 percent at December 31, 2006.  For the second quarter of 2007, the gap remained negative at 21.0 percent, close to December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At June 30, 2007, the Company had available lines of credit of $175 million.   The Company had $54 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $81,257,000 at June 30, 2007 as compared to $170,691,000 at June 30, 2006.  Over the past twelve months cash and due from banks and federal funds sold declined $4,110,000 or 5.9 percent and $85,324,000 or 84.9 percent, respectively.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

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

The Company also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 2.4 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 3.1 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2007 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Seacoast’s market areas in Florida are susceptible to hurricanes and tropical storms and related flooding.  Such weather events can disrupt operations, result in damage to our properties and the properties securing loans from us, as well as negatively affect the local economies in the markets where we operate.   Seacoast cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in Seacoast’s current or future market areas, but such weather events could result in a decline in loan origination, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Seacoast’s business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding.   On July 1, 2007, we renewed our property insurance, but due to damages by named storms in 2004 and 2005 resulting in diminishing interest by insurance carriers to offer affordable insurance we were only able to obtain wind coverage for the Company’s main campus in Stuart, Florida, with a deductible of $2.75 million for named storms and for other storms a deductible of 5% of insured value.  Several branches are insured with a 5% deductible through Citizens Insurance, a State of Florida sponsored insurer of last resort, as these branches (principally in Palm Beach County) fall within designated wind pool areas determined by the State of Florida.  All remaining offices do not fall within designated wind pool areas and therefore are uninsured for wind damage.  At July 1, 2007, the insured value for the Company’s main campus approximated $18 million (less the indicated deductible); the insurable value of all of the Company’s properties approximated $54 million.  Insurance coverage of properties securing our loans may be subject to similar increases in deductibles or other terms that decrease the available insurance coverage and that may result in more risk to our borrowers and our real estate secured loans.  Inflation, changes in building codes and ordinances, environmental considerations and other factors may also make it more expensive, in light of the reduced insurance available, for us or our borrowers to replace or repair wind damage to our respective properties.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first and second quarter of 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/07 to 1/31/07	4,000	$23.20	506,608	318,392
2/1/07 to 2/28/07	15,000	23.25	521,608	303,392
3/1/07 to 3/31/07	0	0	521,608	303,392
Total – 1st Quarter	19,000	23.24	521,608	303,392

4/1/07 to 4/30/07	0	0	521,608	303,392
5/1/07 to 5/31/07	0	0	521,608	303,392
6/1/07 to 6/30/07	0	0	521,608	303,392
Total – 2nd Quarter	0	0	521,608	303,392

* The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

The 2007 Annual Meeting of Shareholders was held on May 3, 2007.

(b)

Reported to the Securities and Exchange Commission in the 2007 Proxy statement, five Class II directors were re-elected.

(c)

The following matters were voted upon at the meeting:

(1)

Proposal 1 – The re-election of five (5) Class II directors to serve until the 2010 Annual Meeting of Shareholders have been elected and qualified.  Out of 17,376,662 votes represented at the meeting, the number of votes cast for and against (or withheld) their election were 14,439,222 (83.1%) and 2,937,440, respectively.  All of the directors were elected.

(2)

Proposal 2 – The approval of an amendment to Section 5.1 of the Company’s 2000 Long-Term Incentive Plan to remove the restriction on the percentage of authorized shares of the Company’s common stock reserved and available under the plan that may be granted as awards of restricted stock and unrestricted stock.  Out of 17,376,662 votes entitled to be cast, the number of votes in favor and against the amendment were 9,214,030 (53.0%) and 4,858,326, respectively.  The amendment was approved.

(3)

Proposal 3 – Adjournment of the Annual Meeting granting an extension of time for solicitation of additional proxies in the event Proposal 2 did not pass was recommended.  While it was not necessary to adjourn, out of 17,376,662 votes represented at the meeting, the number of votes cast in favor and against this proposal were 12,972,288 (74.7%) and 4,288,530, respectively.  The proposal was approved.

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

Form 8-K and 8-K/A filed on May 11, 2007

On May 11, 2007, the Registrant announced a revision for the effect of the early adoption of FAS 159.  A copy of the press release profiling revisions is attached to the Form 8-K.  The amended copy was filed solely to attach the proper exhibit (press release).

Form 8-K filed on June 22, 2007

On June 22, 2007, the Registrant and A. Douglas Gilbert, President and Chief Operating Officer of the Registrant and Vice-Chairman of Seacoast National Bank, entered into an Executive Transition Agreement to provide for Mr. Gilbert’s anticipated retirement.  The agreement, as approved by the Company’s Salary and Benefits Committee, amends Mr. Gilbert’s Employment Agreement dated March 24, 1991 and Change in Control Agreement dated December 24, 2003.  The Executive Transition Agreement defines compensation arrangements, including salary, bonus and other benefits.  The parties also executed on June 22, 2007 a Consulting Agreement which will become effective upon Mr. Gilbert’s retirement, whereby Mr. Gilbert will receive compensation in exchange for consulting services for a period of five years.

Form 8-K files on June 29, 2007

The Registrant announced the establishment of a new Delaware trust subsidiary, SBCF Statutory Trust III to issue trust preferred securities.  The Trust completed a private placement sale of an aggregate of $12,000,000 of Floating Rate Securities on June 29, 2007.  The rate on these trust preferred securities is the three-month LIBOR rate plus a spread of 135 basis points.  The trust preferred securities mature in 30 years and can be called, without penalty, on or after September 15, 2012.

Form 8-K filed on July 30, 2007

On July 25, 2007, the Registrant announced its financial results for the second quarter and year-to-date period ended June 30, 2007.  A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on January 26, 2007 and data charts referenced in the conference call.

#

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2007

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

Chairman &

Chief Executive Officer

August 8, 2007

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#