Form 10-Q
period 2007-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2007-11-09
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒     No ☐
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
Yes ☐      No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchang17e Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.10 Par Value — 19,104,027 shares

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS           (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2007	2006

ASSETS

Cash and due from banks	$44,680	$89,803
Federal funds sold and interest bearing deposits	6,605	2,412

Total cash and cash equivalents	51,285	92,215

Securities:

Trading (at fair value)	17,955	0
Available for sale (at fair value)	205,174	313,983
Held for investment (fair values: $32,385 at September 30, 2007 and $127,395 at December 31, 2006)	32,588	129,958

TOTAL SECURITIES	255,717	443,941

Loans available for sale	1,833	5,888

Loans	1,893,114	1,733,111
Less: Allowance for loan losses	(22,540)	(14,915)

NET LOANS	1,870,574	1,718,196

Bank premises and equipment, net	39,180	37,070
Goodwill and other intangible assets	56,767	57,299
Other assets	41,423	34,826

	$2,316,779	$2,389,435

LIABILITIES

Deposits	$1,855,726	$1,891,018
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	141,884	206,476
Borrowed funds	39,749	26,522
Subordinated debt	53,610	41,238
Other liabilities	11,930	11,756

	2,102,899	2,177,010

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2007	2006

SHAREHOLDERS’ EQUITY

Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0

Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 19,183,078 and outstanding 19,104,027 shares at September 30, 2007, issued 18,990,327 and outstanding 18,974,295 shares at December 31, 2006	1,914	1,899

Other shareholders’ equity	211,966	210,526

TOTAL SHAREHOLDERS’ EQUITY	213,880	212,425

	$2,316,779	$2,389,435

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest and fees on loans	$34,316	$30,730	$99,796	$82,717
Interest and dividends on securities	3,157	5,463	11,648	17,089
Interest on federal funds sold	298	521	1,211	2,874

TOTAL INTEREST INCOME	37,771	36,714	112,655	102,680

Interest on deposits	14,067	11,254	39,845	28,728
Interest on borrowed money	2,645	2,412	8,979	6,693

TOTAL INTEREST EXPENSE	16,712	13,666	48,824	35,421

NET INTEREST INCOME	21,059	23,048	63,831	67,259
Provision for loan losses	8,375	475	8,932	1,035

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,684	22,573	54,899	66,224

Noninterest income
Securities gains (losses), net	22	2	46	(84)
Securities restructuring losses	0	0	(5,118)	0
Other income	6,019	5,571	18,951	17,394

TOTAL NONINTEREST INCOME	6,041	5,573	13,879	17,310

TOTAL NONINTEREST EXPENSES	19,027	18,887	57,631	54,872

INCOME (LOSS) BEFORE INCOME TAXES	(302)	9,259	11,147	28,662
Provision (credit) for income taxes	(587)	3,390	3,285	10,493

NET INCOME	$285	$5,869	$7,862	$18,169

PER SHARE COMMON STOCK:
Net income diluted	$0.01	$031	$0.41	$0.98
Net income basic	0.02	0.31	0.41	1.00

Cash dividends declared	0.16	0.15	0.48	0.45

Average shares outstanding — diluted	19,165,880	19,141,484	19,180,773	18,517,508
Average shares outstanding — basic	18,924,665	18,767,257	18,946,759	18,142,813

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
Interest received	$109,949	$100,017
Fees and commissions received	18,974	17,359
Interest paid	(48,369)	(35,150)
Cash paid to suppliers and employees	(53,815)	(53,021)
Income taxes paid	(8,545)	(11,184)
Trading securities activity	(13,469)	0
Origination of loans designated available for sale	(168,109)	(155,596)
Sale of loans designated available for sale	172,164	154,520
Net change in other assets	(77)	850

Net cash provided by operating activities	8,703	17,795

Cash flows from investing activities
Maturities of securities available for sale	59,697	99,142
Maturities of securities held for investment	9,823	18,444
Proceeds from sale of securities available for sale	85,551	103,665
Proceeds from sale of securities held for investment	148,475	0
Purchases of securities available for sale	(103,719)	(89,976)
Net new loans and principal repayments	(160,655)	(166,314)
Proceeds from sale of Federal Home Loan Bank Stock and Federal Reserve Bank stock	10,125	2,890
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(11,255)	(2,757)
Additions to bank premises and equipment	(4,522)	(5,746)
Proceeds from sale of other real estate owned	32	151
Purchase of Big Lake, net of cash acquired	0	48,731

Net cash provided by investing activities	33,552	8,230

Cash flows from financing activities
Net decrease in deposits	(35,289)	(127,209)
Net increase (decrease) in federal funds purchased and repurchase agreements	(64,592)	1,258
Net (decrease) increase in borrowings and subordinated debt	25,372	(19,000)
Stock based employee benefit plans	458	983
Dividends paid	(9,134)	(8,205)

Net cash used in financing activities	(83,185)	(152,173)

Net decrease in cash and cash equivalents	(40,930)	(126,148)
Cash and cash equivalents at beginning of period	92,215	220,493

Cash and cash equivalents at end of period	$51,285	$94,345

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Reconciliation of Net Income to Cash Provided by Operating Activities
Net Income	$7,862	$18,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,393	2,061
Amortization (accretion) of premiums and discounts on securities, net	(981)	43
Other amortization (accretion), net	42	(45)
Trading securities activity	(13,469)	0
Change in loans available for sale, net	4,055	(1,076)
Provision for loan losses	8,932	1,035
(Gains) losses on sale of securities	(46)	84
Securities restructuring losses	5,118	0
Gain on sale of loans	(29)	(36)
Losses (gains) on sale or write-down of other real estate owned	31	(12)
(Gains) losses on disposition of fixed assets	(8)	178
Change in interest receivable	(802)	(1,893)
Change in interest payable	486	271
Change in prepaid expenses	(95)	(2,338)
Change in accrued taxes	(4,633)	(107)
Change in other assets	(77)	849
Change in other liabilities	(76)	612

Net cash provided by operating activities	$8,703	$17,795

Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$1,983	$1,713
Purchase of Big Lake, new shares issued	0	43,594
Transfer of loans to other real estate owned	303	139
Transfer from securities available for sale to trading	3,974	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF
FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Use of Estimates
The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
NOTE B — CONTINGENCIES
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
NOTE C — COMPREHENSIVE INCOME
At September 30, 2007 and 2006, comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$285	$5,869	$7,862	$18,169

Unrealized gains (losses) on securities available for sale (net of tax)	956	2,333	(648)	1,036

Net reclassification adjustment	0	0	2,108	113

Comprehensive income	$1,241	$8,202	$9,322	$19,318

NOTE D— BASIC AND DILUTED EARNINGS PER COMMON SHARE
Equivalent shares of 491,000 and 116,000 related to stock options for the periods ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive.
At September 30, 2007 and 2006, basic and diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands,
except per share data)	2007	2006	2007	2006

Basic:
Net income	$285	$5,869	$7,862	$18,169
Average shares outstanding	18,924,665	18,767,257	18,946,759	18,142,813
Basic EPS	$0.02	$0.31	$0.41	$1.00

Diluted:
Net income	$285	$5,869	$7,862	$18,169
Average shares outstanding	18,924,665	18,767,257	18,946,759	18,142,813
Net effect of dilutive options and stock settled appreciation rights issued to executives	241,215	374,227	234,014	374,695

TOTAL	19,165,880	19,141,484	19,180,773	18,517,508

Diluted EPS	$0.01	$0.31	$0.41	$0.98

NOTE E — ADOPTION OF FAIR VALUE OPTION (“FVO”)
Fair Value Measurements (SFAS 157)
The Company elected to early-adopt SFAS 157, “Fair Value Measurements” (SFAS 157), as of January 1, 2007. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of SFAS 157 resulted in no changes to January 1, 2007 retained earnings.
Fair Value Option (SFAS 159)
In conjunction with the adoption of SFAS 157, the Company early-adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), as of January 1, 2007. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. No items were selected for the FVO at time of adoption.
The estimated fair value of a security is determined based on market quotations (Bloomberg quotes). Loans available for sale fair value is determined based on market quotes and when market quotes are not available outstanding investor commitments which approximate market quotes. Derivative product liabilities fair value is determined based on quoted market prices or valuation models (Bloomberg calculators) that incorporate current market data inputs. Fair value measurements for items measured at fair value at September 30, 2007 included:

	Fair Value		Significant
	Measurements	Quoted Prices in	Other
	September 30,	Active Markets for	Observable
(Dollars in thousands)	2007	Identical Assets*	Inputs**

Trading Securities	$17,955	$17,955
Available for sale securities	205,174	205,174
Loans available for sale	1,833		1,833
Derivatives product liabilities	251		251

*	Level 1 inputs

**	Level 2 inputs
NOTE F — ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) that clarifies the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Company adopted the interpretation in the first quarter 2007 with no material impact on its consolidated financial position, results of operations or liquidity. The Company recognizes interest and penalties related to FIN 48 liabilities as part of income taxes in the statement of income. No interest and penalties were accrued at September 30, 2007.
The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2004
Florida	2004

NOTE G — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30 2007 and 2006, the Company’s recorded investment in impaired loans and related valuation allowance was as follows:

	2007		2006
	Recorded	Valuation	Recorded	Valuation
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Impaired loans	$39,535		$9,618
Valuation allowance required		$6,793		$292
The valuation allowance is included in the allowance for loan losses. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The majority of impaired loans are to residential real estate developers for construction and land development. The Company has a total exposure to this industry of approximately $250 million at September 30, 2007. These relationships including the impaired balances have been and continue to be assessed and evaluated to determine the probable loan loss. This evaluation includes obtaining current appraisal values for the property, assessing the value of personal guarantees and requires significant management judgment. Depending on changes in circumstances involving each exposure, future assessments of probable losses may yield materially different results, which may result in a material increase or decrease in the allowance for loan losses.
Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal.
The nonaccrual loans and accruing loans past due 90 days or more at September 30, 2007 and 2006 were $45,654,000 and $530,000, respectively, for 2007 and $10,437,000 and $1,305,000, respectively for 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THIRD QUARTER 2007
The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the notes attached thereto included in this report.
ACQUISITIONS / MERGERS / NEW OFFICES
Seacoast National Bank, the Company’s primary banking subsidiary, opened several offices during 2006 and 2007. In May 2006, a signature headquarters office was opened on PGA Boulevard in northern Palm Beach County in a high-rise office building. In February 2007, the first Brevard County branch office was opened in the Viera area; the existing loan production office in Brevard County closed during the second quarter of 2007, with personnel moving to this new branch location. In addition, during the first quarter of 2007 a loan production office was opened in Broward County in a temporary location pending completion of improvements to a permanent location on U.S. Highway One in Ft. Lauderdale, which opened in October 2007. A second branch in Brevard County is under construction and should open during 2008, as well as a new branch in western Port St. Lucie, Florida in an area with major retail development.
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
EARNINGS SUMMARY
Net income for the third quarter of 2007 totaled $285,000 or $0.01 per share diluted, compared to $4,808,000 or $0.25 per share diluted in the second quarter of 2007 and $5,869,000 or $0.31 per share diluted in the third quarter of 2006. Impacting the third quarter of 2007 was provisioning for loan losses totaling $8.4 million which on an after-tax basis reduced earnings per share diluted by $0.27.
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
Allowance and Provision for Loan Losses
The information contained on pages 18-19 and 24-29 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.
Fair Value of Securities Classified as Trading and Available for Sale
The Company elected to early adopt Statement of Financial Accounting Standards (SFAS) No. 157 and 159 in the first quarter of 2007. The use of fair value accounting for financial instruments enables the Company to better align the financial results of those items with their economic value.
At September 30, 2007, trading securities totaled $17,955,000 and available for sale securities totaled $205,174,000. The fair value of the available for sale portfolio at September 30, 2007 was less than historical amortized cost, producing net unrealized losses of $1,496,000 that have been included in other comprehensive income as a component of shareholders’ equity. The fair value of each security available for sale or trading was obtained from independent pricing sources utilized by many financial institutions. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.
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
Goodwill Impairment
The amount of goodwill at September 30, 2007 totaled approximately $49.8 million, including approximately $2.6 million that was acquired in 1995 as a result of the purchase of a community bank in the Company’s Treasure Coast market, $28.8 million from an acquisition in 2005, and $18.3 million from an acquisition in 2006.

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
Contingent Liabilities
The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of its business activities. These proceedings include actions brought against the Company and/or its subsidiaries with respect to transactions in which the Company and/or its subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved. Estimates may be adjusted as changes in circumstance occur and the actual costs of resolving these claims may be substantially higher or lower than amounts reserved for those claims. No amounts have been accrued as of September 30, 2007 as management is not aware of any probable losses.
RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the third quarter of 2007 totaled $21,147,000, $321,000 or 1.5 percent less than for 2007’s second quarter and $1,997,000 or 8.6 percent lower than for third quarter 2006. During the third quarter of 2007, reversals of interest on loans placed on nonaccrual of $339,000 contributed to the decline from second quarter 2007 and prior year (see “Nonperforming Assets”). While net interest income was slightly higher in the second quarter (up $36,000) from first quarter 2007’s result, net interest income results declined over the last two quarters of 2006 and during the first quarter of 2007. Third quarter 2006’s net interest income was $886,000 lower than second quarter 2006’s, fourth quarter 2006’s net interest income was $1,298,000 lower than third quarter 2006’s result, and first quarter 2007’s net interest income was $414,000 lower than fourth quarter 2006’s result. The Company has operated in a more challenging interest rate environment, with unfavorable changes occurring in deposit mix over the past year due to an inverted yield curve.
Partially offsetting negative deposit matters, year over year the mix of earning assets improved. Loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 87.6 percent for the third quarter of 2007, compared to 84.6 percent for the second quarter of 2007 and 75.1 percent a year ago. Average securities as a percent of average earning assets have decreased from 23.1 percent a year ago to 11.4 percent during the third quarter of 2007 and federal funds sold and other investments decreased to 1.0 percent from 1.8 percent over the same period. In addition to increasing total loans as a percentage of earning assets, the mix of loans improved, with commercial and commercial real estate volumes representing 62.6 percent of total loans at September 30, 2007 (compared to 59.0 percent a year ago at September 30, 2006) and lower yielding residential mortgage balances representing 28.9 percent of total loans (versus 30.1 percent a year ago) (see “Loan Portfolio”).
Net interest margin on a tax equivalent basis decreased 28 basis points over the last twelve months to 3.94 percent for the third quarter of 2007. The net interest margin was improved in the second quarter of 2007, up 17 basis points from 3.92 percent in the first quarter of 2007, in part reflecting the effect of the securities restructuring during April 2007. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Third quarter 2006	$23,144	4.22%
Fourth quarter 2006	21,846	3.95
First quarter 2007	21,432	3.92
Second quarter 2007	21,468	4.09
Third quarter 2007	21,147	3.94
The yield on earning assets for the third quarter of 2007 was 7.05 percent, 34 basis points higher than the same period results in 2006, reflecting an improving earning assets mix over 2006 and into 2007. The Federal Reserve decreased interest rates 50 basis points in September 2007 for the first time since increasing rates 425 basis points beginning in June 2004, with the last 50 basis point increases occurring during the first and second quarter of 2006. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2007	2007	2007	2006	2006

Yield	7.05%	7.10%	6.92%	6.73%	6.71%
The yield on loans declined 17 basis points to 7.30 percent over the last twelve months. Improving loan yields year over year due to loan growth and a greater percent of the portfolio in floating rate loans were offset by additions to nonaccrual loans in the second and third quarters of 2007 that reduced the yield on loans by approximately 8 basis points and 7 basis points, respectively. The yield on investment securities was improved, increasing 90 basis points year over year to 5.29 percent. The improvement was due primarily to the restructuring of the investment portfolio, with approximately $225 million in securities with an average yield of 3.87 percent sold at the beginning of the second quarter of 2007.
Average earning assets for the third quarter of 2007 decreased $45.2 million or 2.1 percent compared to the third quarter of 2006. Average loan balances grew $232.7 million (or 14.2 percent) to $1,867.0 million, average federal funds sold and other investments decreased $17.5 million to $21.4 million, and average investment securities were $260.4 million (or 51.8 percent) lower, totaling $242.0 million. Funds derived from securities sold in April 2007 were either reinvested in securities at current rates, utilized to reduce federal funds purchased or invested in federal funds sold. Overall, total average assets declined $102.1 million or 4.3 percent from the first quarter of 2007 to $2,277.7 million at June 30, 2007 and increased $1.4 million or 0.1 percent to $2,279.0 million for the third quarter of 2007.
The increase in loans year over year was principally in income producing commercial real estate loans, in part reflecting the Company’s successful expansion with a loan production office into

Broward County, the addition of a full service branch location in Brevard County, and loan officer additions in the Treasure Coast, Big Lake and Orlando regions. At September 30, 2007, commercial lenders in the Company’s newer markets (Palm Beach County, Brevard County, Orlando, the Big Lake region, and Broward County) have new loan pipelines totaling $264 million and total outstanding loans of $803 million. At September 30, 2007 the Company’s total commercial and commercial real estate loan pipeline was $493 million.
Total commercial and commercial real estate loan production primarily income producing commercial real estate for the third quarter of 2007 totaled $146 million compared to $151 million in the second quarter of 2007, with first quarter 2007 production of $76 million and $80 million in production for the third quarter a year ago. The Company expects annual loan growth to slow to approximately 10 percent in 2007 due to expected pay-downs.
Closed residential loan production during the third quarter of 2007 totaled $31 million, of which $11 million was sold servicing released. In comparison, $42 million in residential loans were produced in the second quarter of 2007, with $22 million sold servicing released, and $35 million in residential loans were produced in the first quarter of 2007, with $15 million sold servicing released, and $46 million was produced in the third quarter of 2006, with $9 million sold servicing released. Higher mortgage rates and a slow down in existing home sales in the Company’s markets have reduced demand for residential mortgages and demand for new homes is expected to remain soft for the remainder of 2007 and into 2008.
During the third quarter of 2007, maturities of securities totaled $12.4 million (including $3.4 million in pay-downs), no securities sales were transacted, and security purchases totaled $22.5 million. In comparison, during the second quarter of 2007, maturities (principally pay-downs) of securities totaled $38.0 million, securities sales of $253.8 million were transacted (primarily due to the restructuring), and security purchases totaled $119.5 million, and during the first quarter of 2007, maturities (principally pay-downs) of securities totaled $28.1 million, no security sales were transacted, and security portfolio purchases totaled $4.0 million. In comparison, during the first nine months of 2006, maturities (principally pay-downs) of securities totaled $117.6 million, security sales totaled $103.7 million, and security purchases totaled $90.0 million.
The negative change in deposit mix has slowed during the later half of 2007. Lower cost interest bearing deposits at third quarter end were 58.3 percent of average interest bearing deposits, down slightly from 58.8 percent for the second quarter of 2007, compared to 60.8 percent for the first quarter of 2007, and 63.5 percent a year ago. Average CDs (a higher cost component of interest bearing deposits) increased over the past 12 months to 41.6 percent of interest bearing deposits from 36.5 percent a year ago, but increased less from the first and second quarter 2007’s results of 39.2 percent and 41.2 percent, respectively. Past growth in deposits related to seasonal improvements in the fourth and first quarters would suggest improved growth rates in deposits and mix prospectively, compared to the third quarter of 2007.
Average short-term borrowings were lower during the second and third quarters of 2007. Because of expected loan payoffs and cash flow from investment securities during 2007, the Company chose to temporarily rely on short-term borrowings during the first quarter of 2007. Average federal funds purchased increased to 5.6 percent of average interest bearing liabilities for the first quarter of 2007, with overall short-term borrowings (including federal funds purchased and sweep repurchase agreements with customers of the Company’s subsidiary) higher at 12.9 percent of interest bearing liabilities. In comparison, average federal funds purchased averaged only 0.4 percent and 1.6 percent of interest bearing liabilities during the second and third quarters of 2007, respectively, and average short-term borrowings were 6.6 percent and 7.4 percent of interest bearing liabilities, respectively, reflecting reductions using funds from securities sales in April.
The cost of interest-bearing liabilities in the third quarter of 2007 increased 67 basis points to 3.88 percent from third quarter 2006 but was only 9 basis points higher than for second quarter 2007, in part due to the Federal Reserve increasing short-term interest rates by 50 basis points during the first and second quarter of 2006. The Federal Reserve lowered rates 50 basis points in September 2007 and 25 basis points at the end of October 2007. As a result, with many of the Company’s deposit products re-pricing the future cost for interest bearing liabilities should improve. The following table details the cost of interest bearing liabilities for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2007	2007	2006	2006	2006

Rate	3.88%	3.79%	3.74%	3.52%	3.21%
The average aggregated balance for NOW, savings and money market balances decreased $1.1 million to $882.1 million from the second quarter of 2007, noninterest bearing deposits decreased $30.5 million or 8.2 percent to $340.5 million, and average CDs increased by $11.6 million or 1.9 percent to $629.5 million. Slowing activity in the residential real estate market (resulting in declining title company and escrow deposits), as well as completed commercial real estate construction projects (and associated escrow deposits depleting at end of construction), have contributed to the decline in noninterest bearing deposits. Company management believes its market expansion and marketing will result in new relationships and growth in low-cost/no cost funding sources over time. However, economic factors are likely to continue to challenge growth, and with the Company’s loan to deposit ratio at 102.0 percent at September 30, 2007 will likely make margin expansion challenging. Pressure on the net interest margin is expected to continue into 2008.
PROVISION FOR LOAN LOSSES
Management determines the provision for loan losses charged to operations by constantly analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company’s policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management and are reviewed from time to time by the Office of the Comptroller of the Currency (“OCC”), there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management’s judgment as to the adequacy of the provision necessarily approximate and imprecise (see “Nonperforming Assets” and “Allowance for Loan Losses”).
Nonperforming assets increased in the third quarter 2007 as several loans to developers of residential real estate projects experienced (or in the near term likely to experience) cash flow difficulties and were placed on nonaccrual status (see “Note G — Impaired Loans” and “Nonperforming Assets”). For those loans, collateral evaluations (including the potential effects of existing sales contract cancellations) in response to recent changes in the market value for residential real estate resulted in the establishment of valuation allowances and a total provision for loan losses of $8,375,000 was recorded for the quarter. In comparison, the provision for loan losses in 2006 totaled $2,250,000, $475,000, $280,000 and $280,000 in the fourth, third, second and first quarters of 2006, respectively.
Net charge-offs of $1,307,000 or 0.10 percent of average loans in the first nine months of 2007, compared to net recoveries of $106,000 or 0.01 percent of average loans for all of 2006 and net charge-offs of $134,000 or 0.01 percent for all of 2005. Year to date net charge offs were primarily related to loans secured with mobile homes, business equipment or autos. Net charge-offs are nominal in prior years as well. These charge-off ratios are better than the banking industry as a whole over comparable periods.
Loan growth over the past twelve months totaled approximately 14 percent. While loan growth is expected to decelerate, the Company’s loan loss provisioning can increase if increased exposure to higher risk credits results in greater inherent losses in the loan portfolio. In addition, the overall level of net charge-offs can be impacted by a decline in economic activity.
NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $6,019,000 for the third quarter of 2007, $697,000 or 10.4 percent lower than for the second quarter of 2007, and $448,000 or 8.0 percent higher than for the third quarter of 2006. Excluding the impact of securities losses, noninterest income accounted for 22.2 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the third quarter of 2007 compared to 19.5 percent a year ago. In general the third quarter is the seasonally low point for wealth management, marine finance and mortgage banking transaction activities. Noninterest income for the third and second quarter of 2007, and the third quarter of 2006 is detailed as follows:

	3rd Qtr	2nd Qtr	3rd Qtr
	2007	2007	2006

Service charges on deposits	$1,983	$1,928	$1,866
Trust income	658	663	691
Mortgage banking fees	260	416	254
Brokerage commissions and fees	620	989	586
Marine finance fees	687	856	478
Debit card income	578	597	563
Other deposit based EFT fees	101	116	108
Merchant income	688	721	623
Other income	444	430	402

Total	$6,019	$6,716	$5,571

For the third quarter of 2007, revenues from the Company’s wealth management services increased nominally year over year, by $1,000. Trust revenue was lower by $33,000 or 4.8 percent and brokerage commissions and fees were higher by $34,000 or 5.8 percent. Included in the $34,000 increase in brokerage commissions and fees were increases in commissions from insurance annuity sales of $30,000 and brokerage commissions of $17,000, with revenue from mutual fund sales partially offsetting, down $21,000 year over year. Lower estate fees were the primary cause for the decline in trust income, decreasing by $60,000 from the third quarter of 2006. While revenues from wealth management services generally improved during 2006 as customers returned to the equity markets, revenue generation has remained challenging to date in 2007 due to higher interest rate deposit products offered as an alternative and an uncertain economic environment. For the nine months ended September 30, 2007, income from the Company’s financial services businesses was $297,000 or 6.4 percent lower compared to 2006.
Service charges on deposits were $117,000 or 6.3 percent higher year over year for the third quarter of 2007, with overdraft service charges increasing $153,000 or 10.8 percent to $1,568,000 partially offset by core deposit product service charges declining $36,000. Year-to-date service charges for 2007 are $735,000 or 15.0 percent higher year over year, primarily as a result of the full year impact of an acquired bank that added $494,000 to 2007’s revenue in the first quarter.
In the third quarter of 2007, marine finance fees from the sale of marine loans decreased $169,000 or 19.7 percent compared to 2007’s second quarter, and compared to the third quarter of 2006 were $209,000 or 43.7 percent higher. Year-to-date marine fees are $130,000 or 6.1 percent higher year over year, with production very good and the Company retaining more loans in its portfolio during the first nine months of 2007 versus prior year for the same period. The Company’s marine finance division (Seacoast Marine Finance) produced $40.9 million in marine loans during the third quarter of 2007, compared to $61.6 million and $46.8 million in the second and first quarters of 2007, respectively, and $28.2 million in the third quarter of 2006. Marine loan production was muted during 2006 due to prior years’ hurricanes and higher oil prices and insurance costs dampening demand. Recent events, including record crowds at boat shows, suggest that 2007 may be a better year in comparison. Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California. The operations in California serve not only California, but Washington and Oregon as well.
Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income. For the third quarter of 2007, debit card income increased $15,000 or 2.7 percent from a year ago, and other deposit based electronic funds transfer (“EFT”) income decreased $7,000 or 6.5 percent. For the nine month period ended September 30, 2007, debit card income and other deposit based EFT revenue was up $159,000 or 10.0 percent and $41,000 or 13.4 percent, respectively; contributing to these increases was the addition of $125,000 and $20,000, respectively, in revenue from an acquired bank in the first quarter of 2007. Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA and MasterCard.
Mortgage banking revenue for the third quarter of 2007 decreased $156,000 or 37.5 percent from the second quarter of 2007 but was $6,000 or 2.4 percent higher than the third quarter of 2006. During the past several quarters, noninterest income related to mortgage loan production has been lower due to more production being retained in the loan portfolio. In addition, fee income from mortgage banking activities has been challenged due to a slower housing market, with some of this weakness offset by higher production related to refinance activities and expanded market share. As a result of the Company’s expanded market presence and some improvement on pricing regarding products sold, mortgage banking revenue was improved for the first nine months of 2007 compared to prior year, increasing $337,000 or 42.4 percent. Contributing to this increase was the addition of an acquired bank’s mortgage banking income of $79,000 during the first quarter of 2007, versus 2006.

Merchant income was $65,000 or 10.4 percent higher for the third quarter of 2007, compared to one year earlier, but was $33,000 or 4.6 percent lower than for the second quarter of 2007. Year over year for the first nine months, merchant income increased $244,000 or 12.7 percent. Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary. The Company’s expansion into new markets has positively impacted merchant income.
NONINTEREST EXPENSES
When compared to the third quarter of 2006, total noninterest expenses increased by $140,000 or 0.7 percent to $19,027,000. For the nine months ended September 30, 2007, noninterest expenses are $2,759,000 or 5.0 percent higher than last year, totaling $57,631,000. Of the $2,759,000 increase, noninterest expenses for an acquired bank totaled $1,480,000 during the first quarter of 2007, compared to zero for the prior year; excluding this, noninterest expenses increased 2.3 percent year over year for the first nine months.
Noninterest expenses in the first quarter of 2007 were in line with management expectations and guidance provided of $18.7 million. Noninterest expenses for the first quarter of 2007 included additional spending related to the opening of a loan production office in Broward County and a new branch in Brevard County, as well as several loan officer hires in the Treasure Coast, Palm Beach, and Big Lake markets. During the second quarter of 2007, further investment for the future was made in the Ft. Lauderdale/Broward County, Florida market, with the acquisition of a team of bankers from a successful nonpublic depository institution. This overhead added a total of approximately $260,000 in expenses in the second quarter of 2007. Other lending personnel acquisitions increased salaries and wages by approximately $100,000 more in the second quarter. During the third quarter of 2007, the Company lowered incentive payouts for senior officers and reduced profit sharing compensation by approximately $1.5 million as a result of lower than expected earnings performance; these savings will reduce compensation expense by approximately $500,000 in the fourth quarter, and will remain in effect until the Company produces meaningful earnings improvements. Noninterest expenses are expected to total roughly $19 million in the fourth quarter.
The reduction in compensation costs during the third quarter of 2007 contributed to the Company’s overhead ratio decreasing to 68.9 percent, compared to 69.5 percent in the second quarter of 2007. The overhead ratio was 64.7 percent a year ago in the third quarter. The Company engaged a nationally recognized bank consulting firm in 2007 to assist the Company’s board and management with strategic planning and overhead improvement through revenue generation. Consulting fees have added approximately $1 million to this year’s professional fees, including $510,000 in the third quarter of 2007. In addition, marketing costs were higher in the third quarter of 2007 as more advertising and promotion spending was incurred compared to the first two quarters of 2007 to attract customers of the Company’s two largest community bank competitors which were acquired and integrated in the first quarter 2007. The overhead ratio is expected to remain at a higher percentage than a year ago for the remainder of 2007. Prospectively, additional savings totaling approximately $3.5 million annually will be implemented over the next two quarters involving the consolidation of four branch offices, with reductions in staff and a reduction in marketing costs and other professional fees. If successful, the Company’s overhead ratio will be lower in 2008 as a result of these improvements in overhead and expected revenue growth.
For the first nine months of 2007, salaries and wages increased $1,161,000 or 5.1 percent to $23,828,000. Included in the increase year over year for the first nine months were additional salaries of $678,000 for an acquired bank (during the first quarter of 2007), $153,000 in salaries for Brevard County (including the new branch office opened during the first quarter of 2007), and $492,000 in salaries and wages for personnel in Broward County. Full-time equivalent employees totaled 511 at September 30, 2007, compared to 537 at September 30, 2006.
Employee benefit costs decreased $354,000 or 17.2 percent to $1,700,000 from the third quarter of 2006. During the quarter, decreases of $67,000 in payroll taxes (principally for executive bonus accrual reversals) and $657,000 in profit sharing compensation (eliminated for 2007) were partially offset by higher claims experience during the quarter, resulting in a $374,000 increase in group health insurance costs compared to prior year. For the nine month period, employee benefit costs were $204,000 lower in 2007 compared to 2006. As with the quarter, the primary changes were in profit sharing ($750,000 lower) and group health costs ($449,000 higher) year-to-date, compared to 2006.
Outsourced data processing costs totaled $1,796,000 for the third quarter of 2007, an increase of $50,000 or 2.9 percent from a year ago. The Company’s subsidiary bank utilizes third parties for its core data processing systems and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed. These costs were lower in the third quarter of 2007 than the first and second quarters of 2007, reflecting seasonality and lower transaction volumes during the summer. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.
Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $32,000 or 1.2 percent to $2,686,000 for the third quarter of 2007, versus third quarter results last year. For the first nine months of 2007, aggregated costs for occupancy and furniture and equipment were $454,000 or 6.2 percent higher, totaling $7,830,000. Included in year-to-date results for 2007 were additional costs for an acquired bank of $249,000 for the first quarter of 2007 (versus 2006).
Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $77,000 or 8.1 percent to $875,000 for the third quarter when compared to a year ago, and were $427,000 or 15.3 percent lower for the first nine months year over year. Contributing to the $77,000 decrease for the third quarter, donations, and printing costs were lower by $53,000 and $31,000, respectively. As indicated last quarter, marketing costs were expected to be higher for the second and third quarters of 2007 than the first quarter of 2007 and, in fact, increased by $93,000 and $175,000, respectively, compared to first quarter. While marketing costs are likely to continue to be higher in the fourth quarter of 2007, as advertising efforts that began in the second and third quarter are continued to entice customers away from National City, a reduction in marketing costs is anticipated for 2008.
Legal and professional fees totaled $1,327,000 for the third quarter of 2007 compared to $843,000 and $832,000 for the second and first quarters of 2007, respectively, and were $634,000 or 91.5 percent higher than the third quarter of 2006. Comprising the $634,000 increase, $510,000 was related to consulting fees previously mentioned, $14,000 to legal fees and $205,000 to other professional fees, partially offset by lower examination fees for activities of the Office of the Comptroller of the Currency (“OCC”) of $64,000 and lower certified public accountant fees of $31,000. Other professional fees were higher due to costs related to third party vendors assisting the Company with its review of processes, operations and costs, as well as strategic planning. Prospectively, legal fees may increase as the Company resolves matters pertaining to credit quality (see “Nonperforming Assets”).
Remaining noninterest expenses (excluding amortization of intangible assets) increased $181,000 or 6.8 percent to $2,849,000 when comparing the third quarter of 2007 to the same quarter a year ago and increased $491,000 or 6.1 percent to $8,543,000 when comparing the first nine months of 2007 to the same period last year. Increasing year over year for the nine months were costs for repossessed and foreclosed assets (up $92,000, principally related to the $8 million loan collected during the first quarter of 2007), postage and courier services (up $131,000), insurance (up $66,000, primarily for property and casualty), telephone and data lines (up $98,000, including $100,000 for an acquired bank), employment recruiting costs (up $165,000, principally headhunter activities), broker and sub-contractor fees for marine loan production (up $120,000, offsetting lower in-house base salaries and benefits), and bank paid closing costs (up $403,000, for new equity line programs introduced in late 2006). Partially offsetting, the Company’s banking subsidiary benefited from lower losses due to fraud, identity theft, and other losses (down $138,000 year over year), correspondent bank clearing charges (down $73,000, due to consolidation of acquired bank correspondent relationships), stationery, printing and supplies write-offs and other costs incurred in 2006 regarding the Company’s banking subsidiary’s name change (down $304,000), and a reduction in attendance at meetings and conventions (down $64,000).
INCOME TAXES
The income tax benefit recorded for the third quarter of 2007 totaled $587,000. This benefit included $178,000 in enterprise zone tax incentives provided by the State of Florida to promote business activity, specifically in the Big Lake region. In addition, a $505,000 state income tax credit was recorded during the third quarter of 2007 on the Company’s bank subsidiary, a result of lower earnings performance in conjunction with a real estate investment trust (“REIT”) structure originated in 2003; state income tax credits total $711,000 year-to-date (excluding enterprise zone incentives). The Company believes prospective earnings will result in tax provisioning that more than offsets the carry-forward benefit recorded in 2007.
FINANCIAL CONDITION
CAPITAL RESOURCES
At September 30, 2007, the Company’s total risk-based capital ratio was 12.16 percent, increasing slightly from December 31, 2006’s reported ratio of 11.70 percent and from September 30, 2006’s ratio of 11.88 percent.

LOAN PORTFOLIO
     Total loans (net of unearned income and excluding the allowance for loan losses) were $1,893,114,000 at September 30, 2007, $237,053,000 or 14.3 percent more than at September 30, 2006, and $160,003,000 or 9.2 percent more than at December 31, 2006. The following table details loan portfolio composition at September 30, 2007, December 31, 2006 and September 30, 2006:

	Sept. 30,	Dec. 31,	Sept. 30,
(In thousands)	2007	2006	2006

Construction and land development	$627,003	$571,133	$542,601
Real estate mortgage
Residential real estate
Adjustable	312,951	277,649	275,682
Fixed rate	88,117	87,883	87,287
Home equity mortgages	90,776	95,923	85,348
Home equity lines	55,132	50,920	49,454

	546,976	512,375	497,771
Commercial real estate	504,774	437,449	413,859

	1,051,750	949,824	911,630
Commercial and financial	135,111	128,101	117,738
Installment loans to individuals	78,641	83,428	83,235
Other loans	609	625	857

Total	$1,893,114	$1,733,111	$1,656,061

     The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. The proportion of adjustable rate residential loans has increased as mortgage rates offered have increased.
     The Company’s loan portfolio secured by commercial real estate has increased by $191,426,000 or 22.3 percent over the last twelve months. The Company’s commercial real estate lending strategy stresses quality loan growth from local businesses, professionals, experienced developers and investors. At September 30, 2007, the Company had commercial real estate loan outstanding balances totaling $1,050,287,000 or 55.5 percent of total loans (versus $858,861,000 or 51.9 percent a year ago). Construction and land development loans and commercial real estate mortgage loans were comprised of the following types of loans at September 30, 2007 and 2006:

September 30	2007			2006
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Office buildings	$147.4	$11.6	$159.0	$124.1	$19.1	$143.2
Retail trade	125.0	19.0	144.0	65.9	2.3	68.2
Land development	313.7	122.3	436.0	293.0	127.4	420.4
Industrial	117.0	14.0	131.0	57.9	11.9	69.8
Residential home construction	81.5	17.3	98.8	97.6	29.9	127.5
Healthcare	34.2	1.0	35.2	39.9	1.5	41.4
Churches and educational facilities	37.9	2.7	40.6	32.5	1.8	34.3
Recreation	4.8	—	4.8	4.5	—	4.5
Multifamily	58.3	26.2	84.5	51.1	40.2	91.3
Mobile home parks	4.0	—	4.0	5.6	—	5.6
Land	51.6	9.9	61.5	62.3	18.1	80.4
Lodging	33.5	4.9	38.4	20.5	10.5	31.0
Restaurant	7.2	1.2	8.4	9.8	1.0	10.8
Agriculture	19.6	8.3	27.9	26.8	5.7	32.5
Convenience Stores	24.9	0.4	25.3	21.5	0.8	22.3
Other	71.2	23.6	94.8	43.5	4.3	47.8

Total	$1,131.8	$262.4	$1,394.2	$956.5	$274.5	$1,231.0

     Construction and land development loans increased $84,402,000 or 15.6 percent from a year ago to $627,003,000 at September 30, 2007. Of this total, $545,513,000 is collateralized by commercial real estate (see table below of geographic locations of these loans at September 30, 2007) and $81,490,000 by residential real estate. In comparison, at September 30, 2006, construction and land development loans increased $126,004,000 or 30.2% from September 30, 2005. At September 30, 2006, $445,002,000 was collateralized by commercial real estate and $97,599,000 by residential real estate. The construction period generally ranges from 18-24 months.

     The following is the geographic location of the Company’s construction and land development loans secured by commercial real estate totaling $545,513,000 at September 30, 2007:

% of Total
Construction
and Land
Development
Secured by
Commercial
Florida County	Real Estate

Palm Beach	19.4%
Indian River	19.2
Martin	15.3
St Lucie	13.9
Brevard	9.2
Orange	5.2
Lee	4.4
Osceola	2.6
Highlands	2.5
Miami-Dade	1.7
Broward	1.4
Okeechobee	1.5
Charlotte	0.8
Bradford	0.6
Dade	0.5
Marion	0.4
Collier	0.3
Hendry	0.3
Lake	0.3
Other	0.5

Total	100.0

     There has been a slowing in residential real estate activity in most of the Company’s markets, resulting in increases of inventory for finished new housing units. The Company anticipates that the slowing of loan growth evident over the past couple quarters will continue in 2007, in part due to slowing demand but also to repayments of existing construction loans.
     The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2007 aggregated to $199.0 million up from $165.1 a year ago and for 86 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $791.7 million.
     Commercial and financial loans increased $17,373,000 or 14.8 percent and totaled $135,111,000 at September 30, 2007, compared to $117,738,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.
The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $78,641,000 (versus $83,235,000 a year ago), real estate construction loans secured by residential properties totaling $40,743,000 (versus $59,820,000 a year ago), and residential lot loans totaling $40,747,000 (versus $37,779,000 a year ago).
Residential real estate mortgage lending is an important segment of the Company’s lending activities. The Company’s exposure to market interest rate volatility with respect to residential real estate mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales. At September 30, 2007, approximately $313 million or 64 percent of the Company’s residential mortgage loan balances were adjustable, compared to $276 million or 62 percent a year ago.
Loans secured by residential properties having fixed rates totaled approximately $179 million at September 30, 2007, of which 15- and 30-year mortgages totaled approximately $37 million and $51 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, 15- and 30-year fixed rate residential mortgages at September 30, 2006 totaled approximately $37 million and $50 million, respectively.
Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $250 million and $255 million, respectively, at September 30, 2007, compared to $171 million and $243 million, respectively, a year ago.
At September 30, 2007, the Company had commitments to make loans (excluding unused home equity lines of credit) of $363,701,000, compared to $357,975,000 at September 30, 2006.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses totaled $22,540,000 at September 30, 2007, $9,847,000 higher than one year earlier and $7,625,000 higher than at December 31, 2006. The allowance for loan losses as a percentage of nonaccrual loans and accruing loans 90 days or more past due was 48.8 percent at September 30, 2007, compared to 108.1 percent at September 30, 2006. During the fourth quarter of 2006 nonperforming assets increased to $12,465,000, but an $8 million pay-off during the first quarter of 2007 reduced problem assets significantly to $4,088,000. During the second quarter of 2007 nonperforming assets increased to $15,495,000 and during the third of 2007 increased further to $45,894,000 (see “Nonperforming Assets”).
During the first nine months of 2007, net charge-offs totaled $1,307,000, including $938,000 in net charge-offs for commercial loans, $232,000 in net charge-offs for consumer loans and $140,000 on home equity lines of credit. A year ago, net recoveries of $133,000 were recorded during the first nine months. Historical charge-off results better than peer are attributed to conservative, long-standing and consistently applied loan credit policies and to a knowledgeable and experienced staff.

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
The allowance for loan losses was strengthened during the third quarter of 2007 with provisioning of $8.4 million, increasing the allowance to 1.19 percent of total loans at September 30, 2007, compared to 0.77 percent at September 30, 2006 and 0.86 percent at December 31, 2006. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.
Concentration of credit risk can affect the level of the allowance and typically involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate. At September 30, 2007, the Company had $1.7 billion in loans secured by real estate, representing 88.7 percent of total loans, up slightly from 87.8 percent at September 30, 2006. In addition, the Company is subject to a geographic concentration of credit because it operates in Central and southeastern Florida. The Company has a meaningful credit exposure to real estate developers and investors with total commercial real estate construction and land development loan balances of 28.8 percent of total loans at September 30, 2007. Generally, all of the Company’s exposure to these credits are not only secured by project assets but are guaranteed by the personal assets of all of the participants. Levels of exposure to this industry group, together with an assessment of current trends and expected future financial performance, are carefully analyzed in order to determine an adequate allowance level.
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

NONPERFORMING ASSETS
At September 30, 2007, the Company’s ratio of nonperforming assets to loans outstanding plus other real estate owned (“OREO”) was 2.42 percent, compared to 0.63 percent one year earlier and 0.72 percent at December 31, 2006.
At September 30, 2007, there were $530,000 in accruing loans past due 90 days or more and $240,000 in OREO outstanding (comprised of three residential lots). At September 30, 2006, there were $1,305,000 in accruing loans past due 90 days or more and no properties in OREO.
Nonperforming loan balances are likely to experience variability over the next few quarters. Nonaccrual loans totaled $45,654,000 at September 30, 2007, compared to balances of $15,207,000 at June 30, 2007, $3,955,000 at March 31, 2007 and $12,465,000 at December 31, 2006. A year ago nonaccrual loans totaled $10,437,000. At September 30, 2007, $39.5 million of loan balances are considered impaired and $6,793,000 of the allowance for loan losses has been allocated for potential losses. During the third quarter of 2007, loans to five different developers secured with property for development of single family residential units were added to nonaccrual loans. Management believes that while nonperforming loans will be higher and vary, losses will be minimal and have been provided for in the allowance for loan losses. Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank. No assurance can be given that nonperforming assets will not in fact increase or otherwise change.
SECURITIES
At September 30, 2007, the Company had $17,955,000 in trading securities, $205,174,000 in securities available for sale and securities held for investment carried at $32,588,000. The Company’s securities portfolio decreased $227,451,000 or 47.1 percent from September 30, 2006, and $188,224,000 or 42.4 percent from December 31, 2006. Maturities of securities of $78.5 million, sales of $253.8 million, and purchases totaling $146.0 million were transacted during the first nine months of 2007.
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
At September 30, 2007, available for sale securities totaling $205,174,000 had gross losses of $2,030,000 and gross gains of $534,000. The Company has the intent and ability to hold the securities with losses until fair value is recovered.
Company management considers the overall quality of the securities portfolio to be high. All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS
Total deposits decreased $102,167,000 or 5.2 percent to $1,855,726,000 at September 30, 2007 compared to one year earlier, reflecting deposit declines in all markets. Certificates of deposit (“CDs”) increased $43,025,000 or 7.3 percent to $632,104,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) decreased $57,384,000 or 6.1 percent to $886,806,000, and noninterest bearing demand deposits decreased $87,808,000 or 20.7 percent to $336,816,000. The slowdown in Florida housing activity resulted in deposits declining $137,587,000 during the second half of 2006. The decline in deposits that the Company experienced since December 31, 2006 was primarily caused by seasonal factors and totaled $35.3 million or 1.9 percent at September 30, 2007.
The Company expects it will continue to be successful generating deposits by marketing desirable products, in particular its array of money market and NOW product offerings. The Company’s entrance into new markets, including Broward and Palm Beach Counties, the Orlando market, and central Florida provide an opportunity to enhance overall deposit growth, including lower cost interest bearing deposits.
On September 25, 2007, the Company increased its advances from the Federal Home Loan Bank (“FHLB”) from $15.0 million to $40.0 million; the new $25.0 million advance has a ten year maturity and fixed rate of 3.64 percent, with the FHLB having a 3-month call option. On June 29, 2007, the Company issued $12,372,000 in subordinated debentures, and simultaneously paid off a 3-year term loan for $12,000,000 originated on February 16, 2006.
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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at September 30, 2007 included derivative product liabilities of $251,000.
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
Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $430 million at September 30, 2007, and $412 million at September 30, 2006.
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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points. The Company’s most recent simulation indicated net interest income would decrease 0.8 percent if interest rates gradually rise 200 basis points over the next twelve months and 0.4 percent if interest rates gradually rise 100 basis points. With the Federal Reserve now reversing, having increased the federal funds rate by 425 basis points from June 2004 through June 2006, and decreasing interest rates 50 basis points in September 2007 and 25 basis points in October 2007, the model simulation indicates net interest income would decrease by 0.5 percent over the next twelve months given a gradual decline in interest rates of 100 basis points. It has been the Company’s experience that non-maturity core deposit balances are stable and subjected to limited re-pricing when interest rates increase or decrease within a range of 200 basis points.
The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 23.0 percent at December 31, 2006. For the third quarter of 2007, the gap remained negative at 19.0 percent, close to December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.
LIQUIDITY MANAGEMENT
Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold. The Company has access to federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2007, the Company had available lines of credit of $323 million. The Company had $57 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.
Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold), totaled $51,285,000 at September 30, 2007 as compared to $94,345,000 at September 30, 2006. Over the past twelve months cash and due from banks and federal funds sold declined $35,569,000 or 44.3 percent and $7,491,000 or 53.1 percent, respectively. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company’s securities portfolio and loan portfolio.
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
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions’ increased cost of goods and services purchased the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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
The Company also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 1.8 percent versus the EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 3.5 percent versus the EVE in a stable rate environment.
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
The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2007 and concluded that those disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first, second and third quarters of 2007 were as follows:

				Maximum
			Total Number	Number of
	Total		of Shares	Shares that
	Number of		Purchased as	May yet be
	Shares	Average Price	Part of Public	Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan

1/1/07 to 1/31/07	4,000	$23.20	506,608	318,392
2/1/07 to 2/28/07	15,000	23.25	521,608	303,392
3/1/07 to 3/31/07	0	0	521,608	303,392

Total — 1st Quarter	19,000	23.24	521,608	303,392

4/1/07 to 4/30/07	0	0	521,608	303,392
5/1/07 to 5/31/07	0	0	521,608	303,392
6/1/07 to 6/30/07	0	0	521,608	303,392

Total — 2nd Quarter	0	0	521,608	303,392

7/1/07 to 7/31/07	0	0	521,608	303,392
8/1/07 to 8/31/07	82,126	18.17	603,734	221,266
9/1/07 to 9/30/07	0	0	603,734	221,266

Total — 3rd Quarter	82,126	18.17	603,734	221,266

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.
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
Form 8-K filed on October 18, 2007
On October 16, 2007, the Registrant announced it expected a loan loss provision in the third quarter of approximately $8.4 million and nonperforming loans to increase to approximately 2.4 percent of loans at quarter-end. The Registrant attributed the reserve strengthening to softening of residential real estate markets in South Florida and resulting valuation declines. The allowance for loan losses was expected to total 1.19 percent of loans at quarter-end. The Registrant also announced the implementation of expense savings totaling approximately $2.0 million for 2007 and additional savings totaling approximately $3.5 million annually to be implemented over the next two quarters, including the consolidation of four branches, reductions in staff and reductions in marketing costs and other professional fees.
Form 8-K filed on October 26, 2007
On October 23, 2007, the Registrant announced its financial results for the second quarter and year-to-date period ended September 30, 2007. A copy of the press release is attached to the Form 8-K as well as a transcript of the Registrant’s investor conference call held on October 24, 2007 and data charts referenced in the conference call.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA
November 8, 2007	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 8, 2007	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President Chief Financial Officer