Form 10-K
period 2007-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2008-03-17
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 0-13660
SEACOAST BANKING CORPORATION OF FLORIDA
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2260678

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

815 Colorado Avenue, Stuart, FL	34994

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code	(772) 287-4000
Securities registered pursuant to Section 12 (b) of the Act: None.

Title of Each Class	Name of Each Exchange on Which Registered

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
     YES ☐   NO ☒
     The aggregate market value of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on February 29, 2008, as reported on the Nasdaq Global Select Market, was $10.00.
     The number of shares outstanding of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, as of February 29, 2008, was 19,106,896.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Certain portions of the registrant’s 2008 Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2008 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2008 Proxy Statement shall be deemed so incorporated.

2.	Certain portions of the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (the “2007 Annual Report”) are incorporated by reference in Part II, Items 6 through 8 of this report. Other than those portions of the 2007 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2007 Annual Report shall be deemed so incorporated.
     i

FORM 10-K CROSS-REFERENCE INDEX

		Page of
		Form	Annual
		10-K	Report

Part I

Item 1.	Business	1-13	—

Item 1A.	Risk Factors	13-18

Item 1B.	Unresolved Staff Comments	18

Item 2.	Properties	19-25	—

Item 3.	Legal Proceedings	25	—

Item 4.	Submission of Matters to a Vote of Security Holders	25	—

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25-27	48

Item 6.	Selected Financial Data	27	2

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27	9-48

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27-28	23-24, 32

Item 8.	Financial Statements and Supplementary Data	28	51-83

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	28	—

Item 9A.	Controls and Procedures	29	—

Item 9B.	Other Information	29	—

		Page of
		Form
		10-K	Proxy
Part III

Item 10.	Directors, Executive Officers and Corporate Governance	29	5-14 & 49

Item 11.	Executive Compensation	30	14-34 & 37

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30-31	5-11, 14 & 41-42

Item 13.	Certain Relationships and Related Transactions, and Director Independence	31	40-42

Item 14.	Principal Accountant Fees and Services	31	48

Part IV

Item 15.	Exhibits and Financial Statement Schedules	31-35
Certain statistical data required by the Securities and Exchange Commission are included on pages 15-50 of Exhibit 13.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS
     Certain of the statements made herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
     All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the effects of future economic, business and market conditions, domestic and foreign;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.
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
     Seacoast and its subsidiaries offer a full array of deposit accounts and retail banking services, engages in consumer and commercial lending and provides a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast National had 43 banking offices in 14 counties in Florida at year-end 2007.
     Seacoast has 25 branches in the “Treasure Coast,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. In April 2005, Seacoast acquired a bank in Orlando, Florida and in April 2006, acquired a bank with nine offices in seven counties, including DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee, and St. Lucie Counties. De novo banking offices were opened in Palm Beach County in May 2006, Brevard County in February 2007, and Broward County in October 2007. Seacoast National closed its Port St. Lucie Wal-Mart location in St. Lucie County in December 2007 and its Ft. Pierce Wal-Mart location in St. Lucie County in February 2008. The Company operates banking offices in the following cities:
•	five in Stuart,

•	two in Palm City,

•	two in Jensen Beach,

•	one on Hutchinson Island,

•	one in Hobe Sound,

•	six in Vero Beach,

•	two in Sebastian,

•	four in Port St. Lucie,

•	two in Ft. Pierce,

•	five in northern Palm Beach County,

•	three in Orlando,

•	two in Okeechobee,

•	one in Arcadia,

•	one in Moore Haven,

•	one in Wauchula,

•	one in Clewiston,

•	one in Labelle,

•	one in Lake Placid,

•	one in Viera, and

•	one in Ft. Lauderdale.
     Seacoast National plans to open five new banking offices over the next year. Five other banking locations in Martin, St. Lucie and Palm Beach County will be closed in 2008 and relocated to new banking offices. See “Item 2. Properties.”

     Most of our banking offices have one or more automated teller machine (“ATMs”) that provide customers with 24-hour access to their deposit accounts. Seacoast is a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at 1.9 million participating ATM and retail locations throughout the United States.
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
     In February 2000, we opened an office of Seacoast Marine Finance Division, a division of Seacoast National, in Ft. Lauderdale, Florida. Seacoast Marine is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater with the majority of loan production sold to correspondent banks on a non recourse basis. In November 2002, the Seacoast Marine Finance Division added offices and key personnel in California to serve the western markets.
     Seacoast has six indirect, wholly-owned subsidiaries:
•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), which provides insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National;

•	Big O RV Resort, Inc., which was formed to own and operate certain properties acquired through foreclosure, but which currently is inactive;

•	FNB Property Holdings, Inc., a Delaware holding company, whose primary asset is an investment in FNB RE Services, Inc.; and

•	FNB RE Services, Inc., a real estate investment trust that holds mortgage loans originated by Seacoast National.

Seacoast directly owns all the common equity in three statutory trusts:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005, also for the purpose of issuing $20 million in trust preferred securities.

•	SBCF Statutory Trust III, formed on June 29, 2007, for the purpose of issuing $12 million in trust preferred securities.

     With the exception of FNB Property Holdings, Inc. and FNB RE Services, Inc., the operations of each of these direct and indirect subsidiaries contribute less than 10% of the consolidated assets and revenues of Seacoast.
     As a bank holding company, Seacoast is a legal entity separate and distinct from its subsidiaries, including Seacoast National. Seacoast coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Seacoast’s operating revenues and net income are derived primarily from Seacoast National through dividends and fees for services performed. See “Supervision and Regulation.”
     As of December 31, 2007, Seacoast had total consolidated assets of approximately $2,420 million, total deposits of approximately $1,987 million, total consolidated liabilities, including deposits, of approximately $2,205 million and consolidated shareholders’ equity of approximately $214 million. Seacoast’s operations are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2007 Annual Report.
     Seacoast’s and Seacoast National’s principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. Seacoast and Seacoast National maintain Internet websites at www.seacoastbanking.com and www.seacoastnational.com, respectively. Seacoast files annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.
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
Employees
     As of December 31, 2007, Seacoast and its subsidiaries employed 464 full-time equivalent employees. Seacoast considers its employee relations to be good, and it has no collective bargaining agreements with any employees.
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
     In 2002, we entered Palm Beach County by establishing a new branch office. On April 30, 2005, Seacoast acquired Century National Bank, a commercial bank headquartered in Orlando, Florida.

Century National Bank operated as a wholly owned subsidiary of Seacoast until August 2006 when it was merged with Seacoast National.
     In April 2006, Seacoast acquired Big Lake National Bank (“Big Lake”), a commercial bank headquartered in Okeechobee, Florida, inland from our Treasure Coast markets. Big Lake was merged with Seacoast National in June 2006.
     Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 18 net new offices in 12 Counties of Florida. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida, Newport Beach and Alameda, California, and Melbourne, Florida. See “Item 2. Properties.”
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
     Due to Hurricanes Frances and Jeanne in the fall of 2004, Seacoast’s deposits increased as insurers disbursed insurance proceeds and hurricane-related damage began to be repaired. In the fall of 2005, Hurricane Wilma had a much smaller effect on us. No major hurricanes occurred in 2006 and 2007, and deposits were more normal.
     Commercial and residential real estate activity, demand, prices and sales volumes vary based upon various factors including economic conditions, interest rates and credit availability.
Competition
     Seacoast and its subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard, Palm Beach and Broward Counties, in southeastern Florida and in the Orlando metropolitan statistical area. We also operate in six competitive counties in central Florida near Lake Okeechobee. Seacoast National not only competes with other banks in its markets, but also competes with various other types of financial institutions for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast National also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.
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

Supervision and Regulation
     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and its bank subsidiary’s business. Supervision, regulation, and examination of the Company and Seacoast National and its respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company’s business.
     Seacoast is required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, Seacoast is required to include management and independent auditor reports on internal controls as part of its annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. Seacoast has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. Seacoast’s failure to comply with these internal control rules may materially adversely affect its reputation, ability to obtain the necessary certifications to financial statements, and the values of its securities. The assessments of our financial reporting controls as of December 31, 2007 are included elsewhere in this report with no material weaknesses reported.
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
     The Gramm-Leach-Bliley Act of 1999 (“GLB”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act (“CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not become a financial holding company, it may elect to do so in the future in order to exercise the broader activity powers provided by GLB. Banks may also engage in similar “financial activities” through subsidiaries. GLB also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing these statutory provisions.
     The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations restrict its banking subsidiaries from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and its banking subsidiaries are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions” to include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and its bank subsidiaries also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.
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
     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) resulting from an affiliated depository institution’s failure. Accordingly, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments that qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.
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
     FNB Brokerage, a Seacoast National subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (“Commission” or “SEC”). It also is subject to examination and supervision of its operations, personnel and accounts by the Financial Industry Regulatory Authority, Inc. (“FINRA”). FNB Brokerage is a separate and distinct entity from Seacoast National, and must maintain adequate capital under the SEC’s net capital rule. The net capital rule limits FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to Seacoast National. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and an investment advisor.
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

Community Reinvestment Act
     The Company and its banking subsidiaries are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and related federal bank regulatory agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company.
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
     Seacoast National is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
Payments of Dividends
     The Company is a legal entity separate and distinct from Seacoast National and other subsidiaries. The Company’s primary source of cash, other than securities offerings, is dividends from Seacoast National. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast National) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.
     In addition, the Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. In 2007, Seacoast National paid 116% of its net profits in dividends to the Company.
     Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s “profits,” as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction the Company’s subsidiary bank could distribute as dividends to the Company, without prior approval of the Comptroller of the Currency, approximately $24.6 million as of December 31, 2007.
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
     In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans, and higher capital may be required as a result of an institution’s risk profile. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. Recently, the federal bank regulatory agencies have begun seeking higher capital levels than the minimums due to market conditions, and the OCC has indicated that Seacoast National, in light of risks in its loan portfolio and local economic conditions, especially in the real estate markets, should hold capital commensurate with such risks.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
     All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The relevant minimum capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) “well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) “undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. The federal bank regulatory agencies have authority to require additional capital.
     As of December 31, 2007, the consolidated capital ratios of the Company and Seacoast National were as follows:

	Regulatory	Seacoast	Seacoast
	Minimum	(Consolidated)	National
Tier 1 capital ratio	4.0%	11.0%	10.9%
Total capital ratio	8.0%	12.2%	12.1%
Leverage ratio	3.0-5.0%	9.1%	9.0%
FDICIA
     FDICIA directs that each federal bank regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal bank regulatory agencies deem appropriate.
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim for such liability would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and Seacoast National exceed applicable capital requirements, the respective managements of the Company and Seacoast National do not believe that the provisions of FDICIA have had any material effect on the Company and Seacoast National or their respective operations.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National is well capitalized, and brokered deposits are not restricted.
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

FDIC Insurance Assessments
     Seacoast National’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”), and Seacoast National is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (FICO) bonds. During 2005 through 2007, the FDIC’s risk-based deposit insurance assessment schedule ranged from zero to 43 basis points per annum. During these three years, Seacoast National, including its predecessors from their date of acquisition, paid no FDIC deposit insurance premiums. FICO assessments of approximately $225,000, $325,000 and $225,000 were paid to the FDIC in 2005, 2006 and 2007, respectively.
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
     Seacoast National expects that it will pay FDIC deposit insurance assessments in 2008 based upon the expiration of a one-time credit provided by the Reform Act and FDIC rules for deposit insurance premiums previously paid. At the beginning of 2007, this credit totaled approximately $1,240,000. FDIC insurance assessments for 2007 were approximately $840,000 which were offset entirely by an equivalent amount of the credit during 2007. Although assessments will change with the levels of our deposits and as a result of quarterly changes by the FDIC in its assessment rates or changes in Seacoast National’s risk category, the credits unused in 2007 of approximately $400,000 may be applied to reduce up to 90% of deposit insurance assessments in 2008. We believe this credit will be fully utilized and expire sometime during the second quarter of 2008. We believe that as a result of the risks in our local markets and their effects on the risks of our loan portfolio, especially our real estate loans, that our FDIC insurance assessment rate will increase for 2008.
     FICO assessments are set by the FDIC quarterly and ranged from 1.44 basis points of FDIC assessable deposits in the first quarter of 2005 to 1.34 basis points in last quarter of 2005, 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006, and 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007. The FICO assessment rate for the first quarter of 2008 is 1.14 basis points.
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
     The Guidance applies to the Company’s CRE lending activities due to its concentration in construction and land development loans. At December 31, 2007, the Company had outstanding $537.5 million in commercial construction and residential land development loans and $72.1 in residential construction loans to individuals, which represents approximately 284% of our capital at December 31, 2007. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its growing markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk.
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
     Both the Company and Seacoast National must meet regulatory capital requirements and maintain sufficient liquidity. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and we would no longer meet the requirements to become a financial holding company.

Our growth or currently unanticipated losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms, and could dilute our existing shareholders.
     We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future, absent any adverse regulatory action requiring additional capital. We may, however, need to raise additional capital to support our growth, currently unanticipated losses, or regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are currently disrupted and limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited. Any issuances of our common stock or securities convertible into or exchangeable for our common stock could dilute the interests of our existing common shareholders.
Weakness in the real estate markets, including the secondary market for residential mortgage loans have adversely affected us and may continue to adversely affect us.
     The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates charged on mortgage loans have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected. As a result of the foregoing, our bank regulators could impose formal enforcement actions upon us, which among other possible things, would limit our business, and may require us to maintain higher levels of capital. Any formal enforcement actions would require prior regulatory approval of changes in our senior executive officers and directors and limit payments to our directors and officers upon termination.
Our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.
     The declines in home prices in the Florida housing market, along with the reduced availability of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in the allowance for loan losses. In that event, our earnings, financial condition, including our capital and liquidity could be adversely affected.
Regulatory Risks of Real Estate Lending and Concentrations
     Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since the Company had 55.6% of its portfolio in CRE loans at year-end 2007 and 52.9% for 2006. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2007, the Company added $12.7 million in provisions for loan losses compared to $3.3 million in 2006, in part reflecting collateral evaluations in response to recent changes in the market value for residential real estate collateralizing land and acquisition and development loans. Sales of residential real estate and mortgage loan production fell in 2006 and 2007, adversely affecting loan demand, deposit growth, fee income from mortgage production and sale, and liquidity of certain of our collateral. Real estate activity and values in our market have declined in recent periods, and these conditions persist.
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
     Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Our deposits also increased due to acquisitions in 2005 and 2006, and insurance and other payments received by our customers as a result of hurricanes in 2004 and 2005. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Disruption in the capital markets have reduced the availability of funds for financial services companies and increased the cost of and adversely affected the terms and costs of such funds. Our costs of funds and our profitability and liquidity are likely to be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.
Our profitability and liquidity may be affected by changes in interest rates and economic conditions.
     Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rates by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the rate by an additional 125 basis points to 3.00% in January 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets have declined. Declining rates are indicative of efforts by the Federal Reserve to stimulate the economy and may or may not be effective in the short term, affecting our liquidity and earnings.
Our future success is dependent on our ability to compete effectively in highly competitive markets.
     We operate in the highly competitive markets of Martin, St. Lucie, Brevard, Indian River, Palm Beach and Broward Counties in southeastern Florida, the Orlando, Florida metropolitan statistical area, as well as in more rural counties in the Lake Okeechobee, Florida region. Our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.
We operate in a heavily regulated environment.
     Seacoast and its subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the SEC, the FDIC and FINRA. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets and securities and insurance regulators. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. Federal bank regulatory agencies are evaluating the regulation of bank capital, liquidity and risk management, and changes, if any, could require us to maintain more capital and liquidity, which could adversely affect our growth and profitability.

We are subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.
     We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.
Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.
The anti-takeover provisions in our articles of incorporation and under Florida law may make it more difficult for takeover attempts that have not been approved by our board of directors.
     Florida law and Seacoast’s articles of incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of Seacoast to consult with our board, and which enable the board to negotiate and give consideration on behalf of Seacoast and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements and a staggered board of directors, may make any takeover attempts and other acquisitions of interests in Seacoast that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial.
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

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.
     Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets persist or worsen, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.
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
     Adjacent to the main office, Seacoast National leases approximately 21,400 square feet of office space to house operational departments, consisting primarily of information systems and retail support. Seacoast National owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, and providing tellers and other customer service personnel with access to customers’ records. In addition, Seacoast National acquired Big Lake’s operations center as a result of the acquisition of Big Lake on April 1, 2006. The operations center is situated on 3.25 acres in a 4,939 square foot building in Okeechobee, Florida, all owned by Seacoast National. The site is used as an auxiliary operations center, and can be utilized as a disaster recovery site should natural disasters or other events preclude use of Seacoast National’s primary operations center.
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
     In June 2004, Seacoast National also opened a loan production office in Melbourne, Florida. Located in a three story waterfront office building, this office occupies 1,533 square feet of leased space on the third floor. This office was closed in February 2007 coinciding with the opening of our Viera branch location in Brevard County. Personnel at the loan production office now occupy space in the new branch office.
     As of December 31, 2007, the net carrying value of branch offices of Seacoast National (excluding the main office) was approximately $24.6 million. Seacoast National’s branch offices are described as follows:
Jensen Beach, opened in 1977, is a free-standing facility located in the commercial district of a residential community contiguous to Stuart. The 1,920 square foot bank building and land are owned by Seacoast National. Improvements include three drive-in teller lanes and one drive-up ATM, as well as a parking lot and landscaping.
East Ocean Boulevard, was originally opened in 1978 and relocated in 1995. This office is located on the main thoroughfare between downtown Stuart and Hutchinson Island’s beachfront residential developments. This branch is housed in a four-story office condominium. The 2,300 square foot branch area on the first floor operates as a full service branch including five drive-in lanes and a drive-up ATM. The remaining 2,300 square feet on the ground floor was sold in June 1996, the third floor was sold in December 1995, and the second floor was sold in December 1998.

Cove Road, opened in late 1983, is conveniently located close to housing developments in the residential areas south of Stuart known as Port Salerno and Hobe Sound. South Branch Building, Inc., a subsidiary of Seacoast National, is a general partner in a partnership that entered into a long-term land lease for approximately four acres of property on which it constructed a 7,500 square foot building. Seacoast National leases the building and utilizes 3,450 square feet of the available space. Remaining space is sublet by Seacoast National to other business tenants. Seacoast National has improved the premises with three drive-in lanes, bank equipment, and furniture and fixtures, all of which are owned by Seacoast National. A drive-up ATM was added in early 1997.
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
Rivergate, opened October 28, 1985, originally occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. Seacoast National moved the branch to larger facilities in the shopping center in April 1999. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM. This office will be closing in the second quarter of 2008, simultaneous with the opening of Seacoast National’s new Westmoreland branch office (across the street from Rivergate). The Westmoreland office will be situated in a stand alone building owned by Seacoast National with 4,468 square feet of space (2,821 square feet to be occupied by the branch, the remainder to be leased to tenants) on leased land, with three drive-in lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast National. Located on the corner of a heavily traversed thoroughfare, the new location is more prominent than the existing store front location in the shopping plaza.
Wedgewood Commons, opened in April 1988, is located on an out-parcel under a long-term ground lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building that houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by Seacoast National. This office is expected to close late in the fourth quarter of 2008, with its relocation to a new stand alone building on a leased out-parcel in the same shopping center, but with a greater presence on the corner of U.S. 1 and offering better ingress and egress. The new building owned by Seacoast National will contain 5,477 square feet of space (2,836 square feet to be occupied by the branch, the remainder to be leased to tenants), with four drive-in lanes, a drive-up ATM, and furniture and equipment, all of which are owned by Seacoast National.
Bayshore, opened in September 1990, occupies 3,520 square feet of a 50,000 square foot shopping center located in Port St. Lucie. Seacoast National has leased the premises under a long-term lease agreement and has made improvements to the premises, including the addition of three drive-in lanes and a walk-up ATM, all of which are owned by Seacoast National.
Hobe Sound, acquired in December 1991 from the Resolution Trust Corporation, is a two-story facility containing 8,000 square feet and is centrally located in Hobe Sound. Of 2,800 square feet on the second floor, 1,225 square feet is utilized by local community organizations. Improvements include two drive-in teller lanes, a drive-up ATM, and equipment and furniture, all of which are owned by Seacoast National.

Fort Pierce, acquired in December 1991, is a 2,895 square foot facility owned by Seacoast National in the heart of Fort Pierce that has three drive-in lanes and a drive-up ATM. Equipment and furniture at this location are all owned by Seacoast National. In August 2007, Seacoast National sold this building, realizing a gain of $280,000. Under the terms of the sales agreement, Seacoast National obtained an accommodation whereby it can continue to occupy the location until construction of its new Ft. Pierce location is completed. The new location on U.S. 1 will be situated on leased land with 5,477 square feet of space (2,836 square feet to be occupied by the branch, the remainder to be leased to tenants), with three drive-in lanes, a drive-up ATM, and furniture and equipment, all of which are owned by Seacoast National. The new location is not expected to open until December 2008.
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
Mariner Square, acquired in April 1995, is a 3,600 square foot leased space located on the ground floor of a three-story office building located on U.S. Highway 1 between Hobe Sound and Port Salerno. Approximately 700 square feet of the space is sublet to a third party. The space occupied by Seacoast National has been improved to be a full service branch with two drive-in lanes, one serving as a drive-up ATM lane as well as a drive-in teller lane, all owned by Seacoast National. Seacoast National intends to close this location by the end of March 2008.

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
Oak Point, opened in June 1997, occupies 12,000 square feet of leased space on the first and second floors of a 19,700 square foot three-story building in Indian River County. The office is in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes three drive-in teller lanes, a walk-up ATM, and furniture and equipment, all owned by Seacoast National. Seacoast National sublets 2,270 square feet of space on the second floor to a third party.
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
Jensen West, opened in July 2000, is located on an out parcel under a long-term ground lease on U.S. Highway 1 in northern Martin County. The facility consists of a 3,930 square foot building, with four drive-up lanes, a drive-up ATM and furniture and equipment, all of which are owned by Seacoast National and are located on the leased property. This office replaced Seacoast National’s U.S. Highway 1 and Port St. Lucie Boulevard office, one-half mile north of this location, which originally opened in June 1997.
Ft. Pierce Wal-Mart, opened in June 2001, was another Wal-Mart Superstore location. The branch occupied 540 square feet of leased space and included a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location was closed at the end of February 2008.
Port St. Lucie Wal-Mart, opened in October 2002, occupied 695 square feet of leased space in a Wal-Mart Superstore on U.S. Highway 1. The branch included a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location was closed at the end of December 2007.
Jupiter, located on U.S. Highway 1 in Jupiter, Florida, this office opened as a loan production office in August 2002 and converted to a full-service branch during 2003. Commercial and residential lending personnel as well as certain executive offices were maintained at this location until May 2006 when the Company’s PGA Blvd. location opened. In May 2006 this office was closed. Seacoast National’s obligation for 3,718 square feet of leased space under lease expired at the end of July 2007. No ATM or night depository existed for this location and all furniture and equipment at the branch has been removed.
Tequesta, opened in January 2003, is a 3,500 square foot building acquired and owned by Seacoast National located on U.S. Highway 1 on property subject to a long-term ground lease. The Tequesta location has two drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.

Jupiter Indiantown, opened in December 2004, is a free-standing office located on Indiantown Road, a prime thoroughfare in Jupiter, Florida. Seacoast National owns the building and leases the land. The building is 2,881 square feet and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
Juno Beach was acquired during 2004. Seacoast National’s Jupiter Bluff’s branch was relocated to this facility at the end of December 2004, following renovation of the building. The building is 2,891 square feet, located on U.S. Highway 1 in Juno Beach, and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. The Company intends to close this location by the end of March 2008.
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
Downtown Orlando, acquired in April 2005, is a 6,752 square foot leased facility occupying the ground floor of a six-floor 62,100 square-foot commercial office building on Orange Avenue in the heart of downtown Orlando. The location includes a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
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
Offices acquired from Big Lake include branches in eight locations in central Florida. Some locations are leased, others owned. The eight locations are as follows:
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
Arcadia, acquired in April 2006, located in DeSoto County, is a 1,681 square foot one-story branch on approximately 1.5 acres, all owned by Seacoast National. Built in 1984, the office has 3 drive-up lanes, a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. An expansion of this office adding 1,575 square feet will likely be completed in June 2008.
Moore Haven, acquired in April 2006, located in Glades County, is a 640 square foot office. The office is under a lease, the initial term of which expired in 2003 and now is renewed annually in November. The office is a storefront location, with a walk-up ATM, and furniture and equipment, all owned by Seacoast National.
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
Two de novo offices were opened in 2007:
Viera-The Avenues, which opened in February 2007, is Seacoast National’s first branch location in Brevard County, located in the Viera area. The branch is 5,999 square feet in size, with 3 drive-up lanes, a drive-up ATM, night depository, and furniture and equipment, all owned by Seacoast National. This location is under a ground lease.
Middle River was opened in October 2007 in Ft. Lauderdale, Florida on U.S. 1. The location occupies 2,350 square feet of leased space on the first floor of a brand new one-story building. The location has a night depository, and furniture and equipment, all owned by Seacoast National. The location replaces 1,089 square feet of space acquired on a short term lease in early 2007 in Boca Raton, Florida, temporarily housing a new loan production office. All personnel are now located at the new full service branch location at the Middle River site.

     For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements in Seacoast’s 2007 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.
     New and planned offices projected to open in 2008 include offices that are replacing existing branch locations (see Rivergate, Wedgewood Commons and Ft. Pierce above). In addition, de novo branches to open in 2008 are as follows:
Murrell Road, located in Brevard County, will be Seacoast National’s second office in this market. The branch will be a two-story office owned by Seacoast National with 9,041 square feet, of which 4,307 square feet on the first floor will house banking and loan offices and 4,264 square feet on the second floor will be leased to outside parties. The branch will have 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location is under a ground lease and will open in March 2008.
Gatlin Boulevard, located in St. Lucie County, also will open March 2008 on an out parcel directly in front of a Sam’s Club and adjacent to a Wal-Mart, both presently open. The office will be two stories, with 2,782 square feet on the first floor occupied by Seacoast National and 2,518 square feet on the second floor available for leasing to outside parties. Seacoast National owns the land and building. The branch will have 4 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.
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
     We have incurred no penalties for failing to include on our tax returns any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to a “reportable transaction” under the Code and that is required to be reported under Code Section 6707A(e).
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Part II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Holders of Seacoast common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Amended and Restated Articles of Incorporation.

     Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market which is a national securities exchange (“Nasdaq”). As of February 29, 2008, there were 19,106,896 shares of Seacoast common stock outstanding, held by approximately 1,477 record holders.
     The table below sets forth the high and low sale prices per share of Seacoast common stock on Nasdaq and the dividends paid per share of Seacoast common stock for the indicated periods.

	Sale Price Per Share of		Quarterly Dividends
	Seacoast Common Stock		Declared Per Share
			of Seacoast
	High	Low	Common Stock
2006
First Quarter	$29.110	$23.250	$0.15
Second Quarter	29.600	25.120	0.15
Third Quarter	31.680	26.610	0.15
Fourth Quarter	29.720	23.980	0.16

2007
First Quarter	$24.650	$22.220	$0.16
Second Quarter	25.360	20.270	0.16
Third Quarter	22.300	15.620	0.16
Fourth Quarter	19.570	10.280	0.16
     Dividends from Seacoast National are Seacoast’s primary source of funds to pay dividends on Seacoast common stock. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast National also limits dividends that may be paid to Seacoast. Additional information regarding restrictions on the ability of Seacoast National to pay dividends to Seacoast is contained in Note C of the “Notes to Consolidated Financial Statements” in Seacoast’s 2007 Annual Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Supervision and Regulation” contained in Part I, Item 1 of this report.
     The OCC and Federal Reserve have the general authority to limit the dividends paid by insured national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determine that the payment of dividends would constitute an unsafe or unsound banking practice, either of these regulators may, among other things, issue a cease and desist order prohibiting the payment of dividends. See “Supervision and Regulation” contained in Part I, Item 1 of this report.
Securities Authorized for Issuance Under Equity Compensation Plans
     See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Performance Graph
     See the information referred to as “Performance Graph”, included under Part III, Item 11, which is incorporated in response to this item by reference.
Recent Sales of Unregistered Securities
     During 2007, the Company did not issue or sell any of its securities in transactions not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
     The Company’s board of directors authorized a plan to repurchase up to 825,000 shares of Seacoast common stock on September 18, 2001. The following table sets forth the shares of Seacoast common stock repurchased by the Company during the fourth quarter of 2007.

				Maximum
				Number of
			Total Number of Shares	Shares that May
			Purchased as	Yet Be Purchased
			Part of Publicly	Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
10/1/07 to 10/31/07	0	$0	603,734	221,266
11/1/07 to 11/30/07	58,858	$12.23	662,592	162,408
12/1/07 to 12/31/07	463	$11.11	663,055	161,945

Total	59,321	$12.22	663,055	161,945

Item 6. Selected Financial Data
     Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2007 Annual Report and is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2007 Management’s Discussion and Analysis” in the 2007 Annual Report and is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The narrative under the heading of “Market Risk” in the 2007 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading of “Securities”, and the narrative under the heading of “Interest Rate Sensitivity” in the 2007 Annual Report are incorporated herein by reference. The information regarding securities owned by the Company set forth in Table 15, “Securities Held for Sale” and “Securities Held for Investment,” in the 2007 Annual Report is incorporated herein by reference.

Risk Management Derivative Financial Instruments

	December 31, 2007
(Dollars in thousands)	Notional	Unrealized	Unrealized		Ineffec-	Maturity In
	Amount	Gains	Losses	Equity	tiveness	Years

LIABILITY HEDGES
Fair value hedges
Interest rate swaps — receive fixed	$15,000	$30	$—	$—	$—	1.87

Total	$15,000	$30	$—	$—	$—	1.87

Risk Management Derivative Financial Instruments — Expected Maturities

	December 31, 2007
	1 Year	1 - 2	2 - 5	Over 5
(Dollars in Thousands)	or Less	Years	Years	Years	Total

FAIR VALUE LIABILITY HEDGES
Notional Amount — Swaps Receive Fixed	—	$15,000	—	—	$15,000
Weighted average receive rate	—	6.10%	—	—	6.10%
Weighted average pay rate	—	7.63%	—	—	7.63%
Unrealized gain	—	$30	—	—	$30
Item 8. Financial Statements and Supplementary Data
     The report of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements are included in the 2007 Annual Report and are incorporated herein by reference. “Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates” and “Quarterly Consolidated Income Statements” are included in the 2007 Annual Report and are incorporated herein by reference.
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
     Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
     The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included in exhibit 23.1 to this report.
     Change in Internal Control Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     Information concerning the directors and executive officers of Seacoast is set forth under the headings “Proposal 1 — Election of Directors” and “Corporate Governance” in the 2008 Proxy Statement, as well as under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation
     Information regarding the compensation paid by Seacoast to its directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Salary and Benefits Committee Report,” “Director Compensation” and “Performance Graph” in the 2008 Proxy Statement, incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information about the Seacoast common stock that may be issued under all of the Company’s existing compensation plans as of December 31, 2007.
Equity Compensation Plan Information

December 31, 2007
			Number of
			Securities
			Remaining
			available for
			future
			issuance
	Number of	Weighted	under equity
	securities to be	average exercise	compensation
	issued upon	price of	plans
	exercise of	outstanding	(excluding
	outstanding	options,	securities
	options, warrants	warrants and	reflected in
Plan category	and rights	rights	column (a))
Equity compensation plans approved by shareholders:
1996 Plan (1)	177,283	$8.86	—
2000 Plan (2)	666,283	21.55	290,726
Employee Stock Purchase Plan (3)	—	—	68,673

	843,566	18.89	359,399
Equity compensation plans not approved by shareholders
Non-Employee Directors Plan (4)	—	—	61,024

TOTAL	843,566		420,423

(1)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(2)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and up to 330,000 shares may be granted as awards of restricted stock or unrestricted stock.

(3)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

(4)	Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan. Shares reserved under this plan are available for grant to non-employee directors who elect to receive their board retainer and meeting fees in the form of common stock.

The Seacoast Banking Corporation of Florida 1998 Non-Employee Directors Compensation Plan authorizes the Company to grant up to 82,500 shares of Seacoast common stock to non-employee directors of the Company who elect to receive some or all of their quarterly board retainer and meeting fees in the form of common stock, rather than cash. Shares of Seacoast common stock will automatically be granted to each non-employee director making such an election on the last business day of each fiscal quarter for which an election is in effect. The number of shares included in each grant will be determined by dividing the designated percentage or dollar amount of the quarterly retainer and meeting fees to be received in Seacoast common stock by the fair market value per share of Seacoast common stock on the applicable grant date. If, on any grant date, the Company does not have enough shares of common stock available to grant the full amount of shares contemplated by the plan, each award will be reduced pro rata. Fractional shares will not be granted, and any shortfall resulting from such proration will be paid in the form of cash. The plan will remain in effect until August 18, 2008, the tenth anniversary of its effective date, unless terminated earlier. The Board or the Salary and Benefits Committee may terminate or amend the plan at any time. As of December 31, 2007, 61,024 shares of common stock remained available for grant under the plan.
     Additional information regarding the ownership of Seacoast’s common stock is set forth under the headings “Proposal 1 — Election of Directors” and “Principal Shareholders” in the 2008 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding certain relationships and transactions between Seacoast and its officers, directors and significant shareholders is set forth under the heading “Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2008 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information concerning the Company’s principal accounting fees and services is set forth under the heading “Independent Auditors” in the 2008 Proxy Statement and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) List of all financial statements
The following consolidated financial statements and reports of independent registered public accounting firms of Seacoast, included in the 2007 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.
Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheets as of December 31, 2007 and 2006 Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005 Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005 Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 Notes to Consolidated Financial Statements

(a)(2) List of financial statement schedules
All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.
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
Exhibit 3.1 Amended and Restated Articles of Incorporation
Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, dated May 10, 2006.
Exhibit 3.2 Amended and Restated By-laws of the Corporation
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.
Exhibit 4.1 Specimen Common Stock Certificate
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.
Exhibit 4.2 Junior Subordinated Indenture, dated as of March 31, 2005, between the Company and Wilmington Trust Company, as Trustee (including the form of the Floating Rate Junior Subordinated Note, which appears in Section 2.1 thereof)
Incorporated herein by reference from the Company’s Form 8-K dated March 31, 2005.
Exhibit 4.3 Guarantee Agreement dated as of March 31, 2005 between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee
Incorporated herein by reference from the Company’s Form 8-K dated March 31, 2005.
Exhibit 4.4 Amended and Restated Trust Agreement, dated as of March 31, 2005, among the Company, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (including exhibits containing the related forms of the SBCF Capital Trust I Common Securities Certificate and the Preferred Securities Certificate)

Incorporated herein by reference from the Company’s Form 8-K dated March 31, 2005.
Exhibit 4.5 Indenture, dated as of December 16, 2005, between the Company and U.S. Bank National Association, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture)
Incorporated herein by reference from the Company’s Form 8-K dated December 16, 2005.
Exhibit 4.6 Guarantee Agreement, dated as of December 16, 2005, between the Company, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee
Incorporated herein by reference from the Company’s Form 8-K dated December 16, 2005.
Exhibit 4.7 Amended and Restated Declaration of Trust, dated as of December 16, 2005, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and U.S. Bank National Association, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust II Common Securities Certificate and the Capital Securities Certificate)
Incorporated herein by reference from the Company’s Form 8-K dated December 16, 2005.
Exhibit 4.8 Indenture, dated June 29, 2007, between the Company and LaSalle Bank, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture)
Incorporated herein by reference from the Company’s Form 8-K dated June 29, 2007.
Exhibit 4.9 Guarantee Agreement, dated June 29, 2007, between the Company, as Guarantor, and LaSalle Bank, as Guarantee.
Incorporated herein by reference from the Company’s Form 8-K dated June 29, 2007.
Exhibit 4.10 Amended and Restated Declaration of Trust, dated June 29, 2007, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and LaSalle Bank, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust III Common Securities Certificate and the Capital Securities Certificate)
Incorporated herein by reference from the Company’s Form 8-K dated June 29, 2007.
Exhibit 10.1 Amended and Restated Retirement Savings Plan, with Amendments*
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.
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
Exhibit 10.9 1996 Long-Term Incentive Plan*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.
Exhibit 10.10 Non-Employee Director Stock Compensation Plan*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999.
Exhibit 10.11 2000 Long-Term Incentive Plan*
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
Exhibit 10.19 Directors Deferred Compensation Plan*
Dated June 15, 2004, but effective July 1, 2004, incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on March 17, 2005.
Exhibit 10.20 Amended & Restated Revolving & Term Loan Agreement
Dated as of February 17, 2006, by and between the Company and SunTrust Bank, incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on March 8, 2006.
Exhibit 13 2007 Annual Report.
The following portions of the 2007 Annual Report are incorporated herein by reference:
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
(c) Financial Statement Schedules
None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, as of the 14th day of March 2008.

SEACOAST BANKING CORPORATION OF FLORIDA (Registrant)
By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 14, 2008
/s/ Dale M. Hudson Dale M. Hudson, Vice-Chairman of the Board and Director	March 14, 2008
/s/ A. Douglas Gilbert A. Douglas Gilbert, President, Chief Operating & Credit Officer and Director	March 14, 2008
/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2008
Stephen E. Bohner, Director
/s/ Jeffrey C. Bruner Jeffrey C. Bruner, Director	March 14, 2008
/s/ John H. Crane John H. Crane, Director	March 14, 2008
T. Michael Crook, Director
/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 14, 2008
Jeffrey S. Furst, Director
/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 14, 2008
/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 14, 2008
/s/ John R. Santarsiero, Jr. John R. Santarsiero, Jr., Director	March 14, 2008
/s/ Thomas H. Thurlow, Jr. Thomas H. Thurlow, Jr., Director	March 14, 2008
Edwin E. Walpole, III, Director