Form 10-K/A
period 2007-12-30
SEACOAST BANKING CORP OF FLORIDA
filed 2008-03-27
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

_________________

FORM 10-K/A

(Amendment No. 1)

 ANNUAL  REPORT

 PURSUANT TO SECTIONS 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [

]

NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]

NO [X]

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

YES [ ]

NO [X]

The aggregate market value of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on February 29, 2008, as reported on the Nasdaq Global Select Market, was $148,034,588.

The number of shares outstanding of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, as of February 29, 2008, was 19,106,896.

#

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “amended Form 10-K”) amends the Seacoast Banking Corporation of Florida (“Seacoast”) Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 17, 2008 (the “original Form 10-K”).  This amended Form 10-K is being filed solely to revise the cover page of the original Form 10-K which inadvertently reported the incorrect aggregate market value of Seacoast’s Common Stock.  As corrected, the aggregate market value of Seacoast Common Stock, par value of $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on February 29, 2008, as reported on the Nasdaq Global Select Market, was $148,034,588.

Other than the revision of the statement referred to above, all other information included in the original Form 10-K remains unchanged.  Therefore, this amendment only contains the cover page, as amended.

- # -

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned being a director of Seacoast Banking Corporation of Florida, a Florida corporation (the “Company”), does hereby constitute and appoint Dennis S. Hudson, III and William R. Hahl, with full power to each of them to act alone, as the true and lawful attorneys and agents of the undersigned, with full power of substitution and resubstitution to each of said attorneys, to execute, file and deliver any and all instruments and to do any and all acts and things which said attorneys and agents, or any of them, deem advisable to enable the Company to file reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and any requirements of the Securities and Exchange Commission in respect thereto, relating to the Company’s annual report on Form 10-K for the year ended December 31, 2007, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name in the name and on behalf of the Company or as a director of the Company, as indicated below opposite his or her signature, to this or any other amendments to the annual report on Form 10-K for the year ended December 31, 2007; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned have subscribed these presents this 27th day of March, 2008.

Signature	Title

/s/ Dennis S. Hudson, III Dennis S. Hudson, III	Chairman of the Board, Chief Executive Officer and Director

/s/ Dale M. Hudson Dale M. Hudson	Vice-Chairman of the Board and Director

/s/ A. Douglas Gilbert A. Douglas Gilbert	President, Chief Operating & Credit Officer and Director

/s/ Stephen E. Bohner Stephen E. Bohner	Director

/s/ Jeffrey C. Bruner Jeffrey C. Bruner	Director

/s/ John H. Crane John H. Crane	Director

/s/ T. Michael Crook T. Michael Crook	Director

/s/ Christopher E. Fogal Christopher E. Fogal	Director

/s/ Jeffrey S. Furst Jeffrey S. Furst	Director

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr.	Director

/s/ Thomas E. Rossin Thomas E. Rossin	Director

/s/ John R. Santarsiero, Jr. John R. Santarsiero, Jr.	Director

/s/ Thomas H. Thurlow, Jr. Thomas H. Thurlow, Jr.	Director

/s/ Edwin E. Walpole, III Edwin E. Walpole, III	Director

- # -