Form 10-Q
period 2008-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2008-08-11
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission File No.: 0-13660

Seacoast Banking Corporation of Florida

(Exact Name of Registrant ass Specified in its Charter

Florida	1-13660	59-2260678
(State or Other Jurisdiction of Incorporation)	(Commission File Number	(IRS Employer Identification No.)

815 Colorado Avenue, Stuart, FL	34994
(Address of Principal Executive Offices)	(Zip Code)

                             (772) 287-4000

Registrant’s telephone number, including area code

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

Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]       No  [X]

Common Stock, $.10 Par Value – 19,219,113 shares as of June 30, 2008

#

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA
		PAGE #

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets - June 30, 2008 and December 31, 2007	3-4

	Condensed consolidated statements of income - Three months and six months ended June 30, 2008 and 2007	5

	Condensed consolidated statements of cash flows - Six months ended June 30, 2008 and 2007	6-7

	Notes to condensed consolidated financial statements	8 - 12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	42-43

Item 6.	Exhibits	43

	SIGNATURES	45

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$45,495	$50,490
Federal funds sold and interest bearing deposits	24,792	47,985
Total cash and cash equivalents	70,287	98,475
Securities:
Trading (at fair value)	0	13,913
Available for sale (at fair value)	255,798	254,916
Held for investment (fair values: $29,216 at June 30, 2008 and $31,682 at December 31, 2007)	29,913	31,900
TOTAL SECURITIES	285,711	300,729
Loans held for sale	3,643	3,660
Loans	1,808,787	1,898,389
Less: Allowance for loan losses	(31,697)	(21,902)
NET LOANS	1,777,090	1,876,487
Bank premises and equipment, net	42,888	40,926
Goodwill and other intangible assets	55,823	56,452
Other assets	61,557	43,145
	$2,296,999	$2,419,874
LIABILITIES
Deposits	$1,890,401	$1,987,333
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	86,830	88,100
Borrowed funds	65,083	65,030
Subordinated debt	53,610	53,610
Other liabilities	10,893	11,420
	2,106,817	2,205,493

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2008	December 31, 2007
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 19,284,469 and outstanding 19,219,113 shares at June 30, 2008, issued 19,194,174 and outstanding 19,110,089 shares at December 31, 2007	1,928	1,920
Other shareholders’ equity	188,254	212,461
TOTAL SHAREHOLDERS’ EQUITY	190,182	214,381
	$2,296,999	$2,419,874

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest and fees on loans	$28,197	$32,930	$59,379	$65,480
Interest and dividends on securities	3,621	3,659	7,297	8,491
Interest on federal funds sold	455	662	752	913
TOTAL INTEREST INCOME	32,273	37,251	67,428	74,884
Interest on deposits	10,634	13,448	23,212	25,778
Interest on borrowed money	1,477	2,399	3,569	6,334
TOTAL INTEREST EXPENSE	12,111	15,847	26,781	32,112
NET INTEREST INCOME	20,162	21,404	40,647	42,772
Provision for loan losses	42,237	1,107	47,737	557
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(22,075)	20,297	(7,090)	42,215
Noninterest income
Securities gains (losses)	355	26	355	(5,094)
Other income	5,842	6,716	12,004	12,932
TOTAL NONINTEREST INCOME	6,197	6,742	12,359	7,838
TOTAL NONINTEREST EXPENSES	19,240	19,901	37,924	38,604
INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	(35,118)	7,138	(32,655)	11,449
Income taxes (benefits)	(13,802)	2,330	(13,102)	3,872
NET INCOME (LOSS)	$(21,316)	$ 4,808	$(19,553)	$7,577

PER SHARE COMMON STOCK:
Net income (loss) diluted	$(1.12)	$0.25	$(1.03)	$0.39
Net income (loss) basic	(1.12)	0.25	(1.03)	0.40

Cash dividends declared	0.16	0.16	0.32	0.32

Average shares outstanding – diluted	18,986,163	19,221,438	18,957,269	19,188,343
Average shares outstanding – basic	18,986,163	18,955,848	18,957,269	18,957,989

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Decrease in cash and cash equivalents
Cash flows from operating activities
Interest received	$68,004	$73,613
Fees and commissions received	12,254	12,933
Interest paid	(27,407)	(32,086)
Cash paid to suppliers and employees	(34,718)	(36,807)
Income taxes paid	(3,472)	(6,466)
Trading securities activity	14,000	(22,469)
Origination of loans held for sale	(130,036)	(118,598)
Proceeds from loans held for sale	135,253	120,282
Net change in other assets	503	116

Net cash provided by (used in) operating activities	34,381	(9,482)

Cash flows from investing activities
Maturities of securities available for sale	18,937	57,568
Maturities of securities held for investment	1,985	8,549
Proceeds from sale of securities available for sale	13,391	148,439
Proceeds from sale of securities held for investment	0	85,551
Purchases of securities available for sale	(32,609)	(81,237)
Net new loans and principal repayments	42,541	(79,825)
Proceeds from sale of Federal Home Loan Bank Stock and Federal Reserve Bank stock	0	8,325
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(165)	(8,330)
Proceeds from sale of other real estate owned	295	0
Additions to bank premises and equipment	(3,484)	(3,233)
Net cash provided by investing activities	40,891	135,807
Cash flows from financing activities
Net decrease in deposits	(96,907)	(23,824)
Net decrease in federal funds purchased and repurchase
agreements	(1,270)	(109,549)
Net increase in borrowings and subordinated debt	0	372
Stock based employee benefit plans	817	1,812
Dividends paid	(6,100)	(6,094)
Net cash used in financing activities	(103,460)	(137,283)

Net decrease in cash and cash equivalents	(28,188)	(10,958)
Cash and cash equivalents at beginning of period	98,475	92,215

Cash and cash equivalents at end of period	$70,287	$ 81,257

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net income (loss)	$(19,553)	$7,577
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,659	1,595
Amortization (accretion) of premiums and discounts on securities	(307)	(584)
Other amortization and accretion	206	79
Trading securities activity	14,000	(22,469)
Change in loans held for sale, net	5,217	1,684
Provision for loan losses	47,737	557
Losses on sale of securities	(355)	(24)
Securities restructuring losses	0	5,118
Gain on sale of loans	(38)	(36)
Loss and write-down of other real estate owned	232	15
Gain on disposition of fixed assets	(97)	(7)
Change in interest receivable	1,305	(117)
Change in interest payable	(625)	57
Change in prepaid expenses	329	(227)
Change in accrued taxes	(16,166)	(2,162)
Change in other assets	503	116
Change in other liabilities	334	(654)

Net cash provided by (used in) operating activities	$34,381	$(9,482)

Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$57	$439
Transfer of loans to other real estate owned	4,339	303
Transfer from securities available for sale to trading	0	3,974
Transfer of loans to loans held for sale	5,200	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

The accounting policies that are particularly sensitive to judgments and the extent to which significant estimates are used include allowance for loan losses and the reserve for unfunded lending commitments, fair value of certain financial instruments, goodwill impairment and contingent liabilities.

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

NOTE C - COMPREHENSIVE INCOME (LOSS)

At June 30, 2008 and 2007, comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Net income (loss)	$(21,316)	$4,808	$(19,553)	$7,577

Unrealized gains (losses) on securities available for sale (net of tax)	(1,258)	(1,882)	161	(1,604)

Net reclassification adjustment	(138)	(118)	(138)	2,108
Comprehensive income (loss)	$(22,712)	$2,808	$(19,530)	$8,081

NOTE D– BASIC AND DILUTED EARNINGS PER COMMON SHARE

Equivalent shares of 485,000 related to stock options and stock settled appreciation rights for the period ended June 30, 2007 were excluded from the computation of diluted EPS because they would have been anti-dilutive; 801,000 equivalent shares were excluded for the period ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Basic:
Net income (loss)	$(21,316)	$4,808	$(19,553)	$7,577
Average shares outstanding	18,986,163	18,955,848	18,957,269	18,957,989
Basic EPS	$(1.12)	$0.25	$(1.03)	$0.40

Diluted:
Net income (loss)	$(21,316)	$4,808	$(19,553)	$7,577
Average shares outstanding	18,986,163	18,955,848	18,957,269	18,957,989
Net effect of dilutive options and stock settled appreciation rights issued to executives	109,672	265,590	113,859	230,354

TOTAL	19,095,835	19,221,438	19,071,128	19,188,343

Diluted EPS (a)	$(1.12)	$0.25	$(1.03)	$0.39

(a) Calculated using average basic common shares for the second quarter and six months ended June 30, 2008.

NOTE E – FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the fair value of actively traded or hedged assets and liabilities.  Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet.  The Company elected to early-adopt SFAS 157 and SFAS 159, as of January 1, 2007.  Under SFAS 157, “Fair Value Measurements”, and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", fair value measurements for items measured at fair value at June 30, 2008 and 2007 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2008
Available for sale securities	$255,798	$255,798
Loans held for sale	3,643		$ 3,643
Loans (2)	72,219		8,901	$63,318
Derivative product assets	85		85
Other real estate owned (1)	4,547		4,547

June 30, 2007
Trading securities	26,690	26,690
Available for sale securities	183,132	183,132
Loans held for sale	4,204		4,204
Loans (2)	26,160		0	26,160
Derivative product liabilities	479		479
Other real estate owned (1)	288		288

(1) Fair value is measured on a nonrecurring basis in accordance with SFAS No. 144.

(2) See Note F.  Nonrecurring fair value adjustments to loans identified as impaired reflect full or     partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  When appraisals are used to determine fair value and the appraisals are based on a market approach, the related loan’s fair value is classified as Level 2 input.  The fair value of loans based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, are classified as Level 3 inputs.

For trading securities, derivative product assets and liabilities, and loans held for sale, the realized and unrealized gains and losses are included in earnings in noninterest income or net interest income, as appropriate, and were not material for the three and six-month periods ended June 30, 2008 and 2007.

#

NOTE F – IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

At June 30, 2008 and 2007, the Company’s recorded investment in impaired loans and related valuation allowance was as follows:

	2008		2007
(Dollars in thousands)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

Impaired loans without an allowance	$27,394	$ 0	$25,156	$ 0
Impaired loans with an allowance	48,676	3,851	1,285	281
TOTAL	$76,070	$3,851	$26,441	$281

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

Nonaccrual loans and accruing loans past due 90 days or more at June 30, 2008 and 2007 were $76,224,000 and $317,000, respectively, for 2008 and $15,207,000 and $891,000, respectively for 2007.

NOTE G – RECENT ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied retrospectively. The Company is currently assessing the potential impact SFAS 160 will have on the consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. To meet those objectives, this Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in a tabular format about fair value amounts of and gains and losses on derivative instruments including specific disclosures regarding the location and amounts of derivative instruments in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to clarify that derivative instruments are subject to the SFAS 107 concentration of credit-risk disclosures. The provisions of this Statement are effective for fiscal years beginning after November 15, 2008, and earlier application is permitted.

        In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition costs and restructuring costs would now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion and goodwill is recorded as if a 100% interest was acquired.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2008

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

NEW OFFICES / CLOSURES FOR 2008

During the first quarter of 2008, the Company’s banking subsidiary consolidated three branch locations; the Ft. Pierce WalMart branch office in St. Lucie County was merged with an existing full service branch and closed on February 28, 2008, the Mariner Square branch in Martin County and the Juno Beach branch in Palm Beach County were consolidated with a newer branch serving the same market and were closed on March 31, 2008.  A new branch in western Port St. Lucie, Florida in an area with major retail development on Gatlin Boulevard was opened in March 2008.  The Company also upgraded its Arcadia branch location in DeSoto County, significantly increasing this location’s size in April 2008.   A second branch in Brevard County and a new, more accessible office replacing the Rivergate branch in St. Lucie County were constructed and opened on April 28, 2008 and June 9, 2008, respectively.  Two more existing branches in proximity to new offices planned for 2008 are expected to close simultaneously with branch openings later this year.

EARNINGS SUMMARY

A net loss for the second quarter of 2008 was recorded totaling $(21,316,000) or $(1.12) per share compared to net income of $1,763,000 or $0.09 per diluted share in the first quarter of 2008 and $4,808,000 or $0.25 per diluted share in the second quarter of 2007.

Earnings for the second quarter of 2008 were impacted by higher credit costs as the Company substantially reduced the carrying value of certain nonperforming residential construction and land development loans and significantly increased its reserve for loan losses, in light of continuing concerns over certain borrowers and further deterioration in the last month in valuation of comparable collateral.  While there was improvement during the quarter in the volume of residential real estate transactions in the Company’s markets, much of the improvement came from distressed sales which continue to weigh on valuations.  Asset quality remains strong in the Company’s other loan portfolios, but management believes these recent transactions negatively impacted values associated with land parcels that secure nonperforming assets that are moving closer to liquidation.  Furthermore, the weaker market conditions warranted an increase to the Company’s reserve for loan losses.  The actions taken during the second quarter of 2008 have strengthened the Company’s ability to reduce the level of nonperforming assets prospectively.

CRITICAL ACCOUNTING ESTIMATES

Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that may affect the Company’s financial status and that involve the most difficult, subjective and complex assessments are:

•

the allowance and the provision for loan losses;

•

the fair value of securities;

•

goodwill impairment; and

•

contingent liabilities.

The following is a brief discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to us that could have a material effect on our reported financial information.

Allowance and Provision for Loan Losses

The information contained on pages 19-20 and 25-30 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Fair Value of Securities Classified as Trading and Available for Sale

At June 30, 2008, no trading securities were outstanding and available for sale securities totaled $255,798,000.  The fair value of the available for sale portfolio at June 30, 2008 was more than historical amortized cost, producing net unrealized gains of $557,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The Company made no change to the valuation techniques used to determine the fair values during the first six months of 2008.  The fair value of each security available for sale or trading is obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s security holdings is investment grade and higher and the securities are traded in highly liquid markets.  Negative changes in the fair values, as a result of unforeseen deteriorating economic conditions, should only be temporary.  Further, management believes that the Company’s other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolio, reduces the risk that losses would be realized as a result of needed liquidity from the securities portfolio.

Goodwill Impairment

The Company’s goodwill is tested annually for impairment.  The amount of goodwill at June 30, 2008 totaled $49.8 million, and results from the acquisitions of three separate community banks whose operations have been fully integrated into one operating subsidiary bank of the Company.

The assessment as to the continued value of goodwill involves judgments, assumptions and estimates.  At year-end 2007, the Company’s closing price per share in the open market approximated 92 percent of book value per share which was considered as a possible indication of impairment. The Company updated its annual impairment analysis, after January 1, 2008 using the assistance of an independent third party. In performing the analysis, management considered the make-up of assets and liabilities (loan and deposit composition), scarcity value, capital ratios, market share, credit quality, control premiums, the type of financial institution, its overall size, the various markets in which the institution conducts business, as well as, profitability.  Based upon the results of this analysis, management concluded that goodwill had suffered no impairment at December 31, 2007.  Over the first six months in 2008, bank stocks have traded in a lower range with price declines of up to 30 percent.  Seacoast has traded lower as well, but management believes the decline in its stock price is reflective of general market factors affecting the banking industry as a whole and is unrelated to goodwill impairment.  Management will continue to periodically test goodwill for impairment, and during this period of economic stress and uncertainty, this could result in a future determination that goodwill is impaired.

The Company’s highly visible local market orientation, combined with a wide range of products and services and favorable demographics, provides the Company with a wide range of opportunities to increase sales volumes, both to existing and prospective customers, resulting in increasing profitability in these markets over the long term.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of our business activities.  These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved.  Throughout the life of a contingency, the Company or our experts may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved.  Changes in these assessments can lead to changes in recorded reserves.  In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims.  During the first quarter of 2008, the Company reversed $130,000 of a $275,000 charge it had recorded as of December 31, 2007 for its portion of Visa® credit card litigation and settlement costs.  Visa®’s initial public offering was successfully completed during the first quarter of 2008, eliminating the need for this accrual.  Management is not aware of any other probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2008 totaled $20,234,000, declining modestly from 2008’s first quarter by $328,000 or 1.6 percent and lower than second quarter 2007’s result by $1,234,000 or 5.7 percent.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Second quarter 2007	21,468	4.09
Third quarter 2007	21,147	3.94
Fourth quarter 2007	20,724	3.71
First quarter 2008	20,562	3.74
Second quarter 2008	20,234	3.69

Net interest margin on a tax equivalent basis for the second quarter of 2008 was 3.69 percent, lower by 5 basis points compared to first quarter 2008, and lower by 40 basis points year over year.  Improvements in net interest margin in the second quarter of 2007 (up 17 basis points from 3.92 percent in the first quarter of 2007) reflected the effect of management’s restructuring of the investment portfolio during April 2007.  Since then, the Company has operated in a more challenging lending environment with unrecognized interest on loans placed on nonaccrual, the primary contributor to a weaker net interest income and margin in the third and fourth quarter of 2007, as well as the first and second quarters of 2008.

The composition or mix of earning assets was very similar year over year.  For the second quarter 2008, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 84.0 percent, slightly lower when compared to 84.6 percent a year ago.  Average securities as a percent of average earning assets remained the same at 13.1 percent year over year during the second quarter 2008 and federal funds sold and other investments increased slightly to 2.9 percent from 2.3 percent from the same period in 2007.  In addition to average total loans decreasing slightly as a percentage of earning assets, the mix of loans changed slightly as well, with commercial and commercial real estate volumes representing 61.0 percent of total loans at June 30, 2008 (compared to 61.5 percent a year ago at June 30, 2007) and residential loan balances (including home equity loans and lines, and construction loans) representing 34.8 percent of total loans (versus 34.0 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for second quarter 2008 was 5.89 percent, 121 basis points lower than for second quarter 2007 and 51 basis points lower than for first quarter 2008, a reflection of the declining interest rate environment and increase in nonaccrual loans (see “Nonperforming Assets”).  The Federal Reserve decreased interest rates 100 basis points between September 2007 and the end of 2007, and an additional 225 basis points from year-end 2007 to the end of June 2008.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2008	2008	2007	2007	2007
Yield	5.89%	6.40%	6.71%	7.05%	7.10%

The yield on loans declined 129 basis points to 6.12 percent over the last twelve months for the same reasons noted above.  The yield on investment securities was lower to a lesser degree, decreasing 29 basis points year over year to 5.08 percent.  The investment portfolio at the beginning of the second quarter of 2007 was restructured when approximately $225 million in securities with an average yield of 3.87 percent were sold and reinvested at higher rates.  As previously noted, interest rates have declined since then and principal pay-downs and maturities reinvested have been at lower rates.  Federal funds sold (and other investments) yielded 2.83 percent for the second quarter 2008, lower when compared to 5.52 percent a year ago for the same period.

Average earning assets for the second quarter of 2008 decreased $5.2 million or 0.2 percent compared to the first quarter of 2008.  Average loan balances decreased $43.6 million (or 2.3 percent) to $1,854.0 million, average federal funds sold and other investments increased $38.3 million to $64.6 million, and average investment securities were nominally different, increasing $0.1 million to $288.8 million.

Consistent with first quarter’s results for 2008, loan growth in the second quarter was much slower and in fact declined from the prior year, with total loans outstanding decreasing year over year by $4.3 million or 0.2 percent, compared with an increase of $165.3 million or 9.5 percent for the year ended December 31, 2007.  Commercial and commercial real estate loan production for the second quarter of 2008 totaled $19 million, compared to $151 million for the second quarter a year ago and $57 million for the first quarter of 2008.  Loan demand is expected to remain weak.  Economic conditions in the markets the Company serves are expected to be more challenging over the remainder of 2008 and into 2009, and the Company expects annual loan growth to slow.

Closed residential loan production for the second quarter of 2008 totaled $30 million, of which $18 million was sold servicing released.  In comparison, $30 million in residential loans were produced in the first quarter of 2008, with $14 million sold servicing released, and $42 million was produced in the second quarter of 2007, with $22 million sold servicing released.  A slow down in existing home sales in the Company’s markets have reduced demand for residential mortgages and demand for new homes is expected to remain soft over the remainder of 2008.

During the second quarter of 2008, maturities of securities totaled $16.8 million (including $7.7 million in pay-downs), $13.0 million in security sales were transacted, and security portfolio purchases totaled $22.8 million.  In comparison, during the first quarter of 2008, maturities of securities totaled $18.1 million (including $5.1 million in pay-downs), $400,000 in security sales was transacted, and security portfolio purchases totaled $9.8 million.  A single security sale was transacted during the second quarter providing a $355,000 gain.  Purchases during 2008 have been conducted principally for pledging requirements and to reinvest funds from the sale.

Average total deposits for the second quarter of 2008 increased $9.2 million from first quarter 2008’s average balance, and compared to a $12.3 million increase in average balances for the first quarter of 2008 from fourth quarter 2007.  Deposit growth in the second quarter historically experiences a seasonal decline, but was stronger than expected due to retail deposit growth.  The Company instituted a focused retail deposit growth strategy earlier in 2008, which resulted in improved growth in promoted retail product of $75 million during the second quarter of 2008.  Since the promotion began in February 2008, the Company believes it has increased its market share during this period of usual off-season slow growth.  The Company’s customer base also includes local municipalities and governmental agencies that maintain significantly higher balances from November to April each year.  This factor caused ending deposit balances at June 30, 2008 to be $55.3 million lower than at March 31, 2008.

As a result of retail promotional efforts, the average balance for lower cost interest bearing deposits (NOW, savings and money market), a significant component favorably affecting the Company’s net interest margin, increased to 60.1 percent of average total interest bearing deposits during the second quarter of 2008, versus 58.8 percent a year ago.  Average certificates of deposit (CDs) (a higher cost component of interest bearing deposits) decreased to 39.9 percent of interest bearing deposits from 41.2 percent a year ago.  The increase in CDs caused by interest rate increases over the past couple years incenting customers to migrate to higher paying CDs, repurchase agreements or investments in financial markets (stocks, bonds, etc.) is reversing with the Federal Reserve’s recent shift to lower rates.  However, public fund deposits factor significantly as well in future deposit growth since local governmental bodies and municipalities previously maintaining funds with the State of Florida, in many instances, are now planning on actively bidding proposals to local banks for placement of deposits prospectively.

Overall, short-term borrowings (including federal funds purchased, but principally sweep repurchase agreements with customers of the Company’s subsidiary) were slightly higher at 6.6 percent of interest bearing liabilities for the second quarter of 2007, versus 5.0 percent for 2008.  The Company chose to temporarily rely on federal funds purchased during the first quarter of 2007 pending the securities sales in April 2007 that subsequently reduced federal funds purchased to 0.4 percent of interest bearing liabilities in the second quarter of 2007.  During 2008, average federal funds purchased have comprised a nominal amount of short-term borrowings.

Other borrowings (comprised of subordinated debt and advances from the Federal Home Loan Bank or FHLB) have not increased since year-end 2007.  However, average other borrowings for the second quarter 2008 increased by $51.0 million or 75.2 percent to $118.8 million when compared to the average balance for second quarter 2007.  Activity over this timeframe, from the beginning of the second quarter 2007 through the second quarter 2008 was comprised of the following:

(1) On June 29, 2007, the Company issued $12,372,000 in subordinated debentures, and simultaneously paid off a 3-year term loan for $12,000,000 originated on February 16, 2006.  The rate on the term loan adjusted quarterly and was based on the 3-month LIBOR plus 130 basis points. The subordinated debt was issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Statutory Trust III, which completed a private sale of $12.0 million of floating rate trust preferred securities.  The Company has two prior subordinated debt issuances, similarly done in conjunction with trust subsidiaries issuing $40.0 million in floating rate trust preferred securities.  The rate on the Company’s newest subordinated debt issuance adjusts quarterly, based on the 3-month LIBOR plus 135 basis points.

(2) The Company also added two advances from the FHLB of $25 million each on September 25, 2007 and November 27, 2007, respectively, with fixed rates of 3.64 percent and 2.70 percent.  The borrowings are convertible to a variable rate on a quarterly basis at the discretion of the FHLB and the Company has the option to repay the borrowing if the FHLB elects to convert.

The cost of interest-bearing liabilities in the second quarter of 2008 decreased 111 basis points to 2.68 percent from second quarter 2007 and was 58 basis points lower than for first quarter 2008, largely a result of the impact of the Federal Reserve decreasing short-term interest rates 325 basis points since September 2007.  Based on recent Federal Reserve commentary, short-term interest rates may not decline further unless economic activity measures warrant and the Federal Reserve is willing to compromise in its efforts to keep inflationary pressures in check.  With many of the Company’s deposit products re-pricing, the future cost for interest bearing liabilities should improve, even if the Federal Reserve limits further actions to decrease short-term rates.  The following table details the cost of interest bearing liabilities for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2008	2008	2007	2007	2007
Rate	2.68%	3.26%	3.71%	3.88%	3.79%

The average aggregated balance for NOW, savings and money market balances increased $81.7 million or 9.2 percent to $964.8 million for second quarter 2008 compared to second quarter 2007, noninterest bearing deposits decreased $54.3 million or 14.6 percent to $316.6 million, and average CDs increased by $23.2 million or 3.8 percent to $641.1 million.  Slowing activity in the residential real estate market (resulting in declining title company and escrow deposits), as well as completed commercial real estate construction projects (and associated escrow deposits depleting at end of construction), have contributed to the decline in noninterest bearing deposits.  Company management believes its market expansion and branding efforts are resulting in new relationships and will grow low-cost/no cost funding sources over time.  However, economic factors are likely to continue to challenge growth, and with the Company’s loan to deposit ratio at 95.7 percent at June 30, 2008, will likely make margin expansion challenging.  Reductions in nonperforming assets over time will favorably impact the net interest margin; however pressure on the net interest margin is expected to continue in 2008 and may increase as a result of management’s success with its strategies for retail deposit growth.

PROVISION FOR LOAN LOSSES

Management determines the provision for loan losses charged to operations by continually analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision and allowance for loan losses necessarily approximate and imprecise (see “Nonperforming Assets” and “Allowance for Loan Losses”.)

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under SFAS No. 5, “Accounting for Contingencies.” For the second quarter and first six months ended June 30, 2008, the provision for loan losses was $42.2 million and $47.7 million, respectively, significantly higher than 2007’s provisioning of $1.1 million for the second quarter and $0.6 million for the first six months.

The provision for loan losses was $9.8 million more than net charge-offs which totaled $37.9 million or 4.07 percent of average total loans during the first six months of 2008, reflecting the downturn in the residential real estate markets, property values and deteriorating credit conditions.  In comparison, net charge offs for the first six months of 2007 were $268,000.

The increase in net charge-offs was largely due to higher net charge-offs in the residential construction and land development loan portfolio. A downturn in residential real estate prices and sales has negatively affected the entire industry, and we have been in monitoring and updating regularly our credit evaluations of these borrowers, and the collateral values, as sales volumes and prices continue to be depressed in our markets.  The Company’s other loan portfolios related to residential real estate have not had significant problems as the Company has never originated any residential loan product including home equity, lines of credit or mortgages as subprime, Alt A, option ARMS, or any negative amortizing loan.  In addition, the commercial real estate mortgage portfolio has not had significant credit quality deterioration as a result of the changed residential market conditions.

Since year-end 2007, nonaccrual loans have increased by $8.4 million to $76.2 million at June 30, 2008.  Nonperforming loans increased in the third and fourth quarter of 2007 as a result of loans to developers of residential real estate projects not performing in accordance with their contractual obligations, and increased again more recently in light of valuations and continued market stresses.

The Company’s land and acquisition and development loans related to the residential market currently total approximately $246 million or 13.6 percent of total loans at June 30, 2008 (see “Loan Portfolio”), declining from approximately $295 million or 15.5 percent at December 31, 2007.  These lending relationships are monitored on a monthly basis and the value of the underlying real estate has been evaluated using current appraisals, and where appropriate, discounted cash flow approach using estimated holding periods and prospective future sales values discounted at rates we believe appropriate.  The Company believes it was among the first banks to recognize the change in market conditions in mid-2006 and is the beneficiary of early identification of deteriorating loans and potential problems.  Early monitoring has mitigated the Company’s exposure, with additional equity added by developers, guarantor performance, and additional collateral obtained.  During the latest period we updated market information about collateral values and considered possible defaults by borrowers especially for residential real estate acquisition and development loans.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $5,842,000 for the second quarter of 2008, $320,000 or 5.2 percent lower than for the first quarter of 2008, and $874,000 or 13.0 percent lower than for the second quarter of 2007.  Excluding the impact of securities gains or losses, noninterest income accounted for 22.5 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the second quarter of 2008 compared to 23.9 percent a year ago.  Noninterest income for the second and first quarter of 2008, and the second quarter of 2007 is detailed as follows:

	2nd Qtr 2008	1st Qtr 2008	2nd Qtr 2007
Service charges on deposits	$1,812	$1,850	$1,928
Trust income	591	582	663
Mortgage banking fees	350	368	416
Brokerage commissions and fees	515	683	989
Marine finance fees	930	685	856
Debit card income	648	611	597
Other deposit based EFT fees	86	108	116
Merchant income	667	735	721
Other income	243	540	430
Total	$5,842	$6,162	$6,716

For the second quarter, revenues from the Company’s financial services businesses decreased year over year, by $546,000 or 33.1 percent, and were lower than first quarter 2008’s results by $159,000 or 12.6 percent.  Of the $546,000 decrease, trust revenue was lower by $72,000 or 10.9 percent and brokerage commissions and fees were lower by $474,000 or 47.9 percent.  Included in the $474,000 decline in brokerage commissions and fees was a decline of $433,000 in revenue from insurance annuity sales year over year reflecting the lower interest rates in 2008 compared to 2007.  Lower intervivos and agency fees were the primary cause for the decline in trust income, decreasing by $50,000 and $25,000, respectively, from the second quarter of 2007.  Economic uncertainty will remain an issue for clients of the Company’s wealth management services in 2008 and likely into 2009.  For the six months ended June 30, 2008, income from the Company’s wealth management services was $662,000 or 21.8 percent lower compared to 2007.

Service charges on deposits were $116,000 or 6.0 percent lower year over year for the second quarter of 2008, with overdraft income lower by $108,000.  Compared to first quarter 2008, service charges on deposits were $38,000 or 2.1 percent lower in the second quarter of 2008, with overdraft fees the primary cause.  The trend over the past several years is for customers to open deposit products which have no fees or where fees can be avoided by maintaining balance requirements.  Year-to-date service charges on deposits for 2008 increased nominally year over year to $3,662,000.

In the second quarter of 2008, marine finance fees from the sale of marine loans increased $245,000 or 35.8 percent compared to 2008’s first quarter, and compared to the second quarter of 2007 were $74,000 or 8.6 percent higher.  Year to date marine finance fees are $33,000 or 2.1 percent higher when compared to results for the first six months of 2007.  The Company’s marine finance division (Seacoast Marine Finance) produced $55.6 million in loans during the second quarter of 2008, compared to $43.8 million in the first quarter of 2008 and $61.6 million in the second quarter of 2007.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the second quarter of 2008, debit card income increased $51,000 or 8.5 percent from a year ago, and other deposit based electronic funds transfer (“EFT”) income decreased $30,000 or 25.8 percent.  Similarly, year-to-date revenues for 2008 for debit cards were $94,000 or 8.1 percent higher versus last year, and other deposit based EFT income was $53,000 or 21.5 percent lower.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA® and MasterCard®.

Mortgage banking revenue for the second quarter of 2008 decreased $18,000 or 4.9 percent from the first quarter of 2008 and was $66,000 or 15.9 percent lower than the second quarter of 2007.  Mortgage banking revenue as a component of overall noninterest income has diminished, comprising 5.7 percent of noninterest income for all of 2007 and 6.0 percent for the first six months of 2008, reflecting the real estate driven recession. Overall transaction levels are lower, but the Company may have opportunities in markets it serves as tighter credit is limiting the ability of some competitors to handle transactions.  Mortgage banking fees were only slightly lower from the first quarter of 2008, but year-to-date were $153,000 or 17.6 percent lower than a year ago for the first six months.  While recent conditions have improved modestly, the secondary market for residential mortgage loan sales continues to be somewhat disrupted and increased revenue generation this year compared to 2007 is not likely as a result of the lower transaction volume.

Merchant income was $54,000 or 7.5 percent lower for the second quarter of 2008, compared to one year earlier, and $68,000 or 9.3 percent lower than for the first quarter of 2008.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.   The Company’s expansion into new markets the past couple years has positively impacted merchant income but continued economic weakness and the impact on customer spending has offset the positive impacts of increased account acquisitions.  Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity.  For the first six months of 2008, merchant income was $75,000 or 5.1 percent lower than a year ago reflecting slower economic activity in the Company’s markets.

Other income for the first quarter of 2008 included $305,000 related to the redemption of Visa®, Inc. shares, as a result of their initial public offering (IPO).  Fair value adjustments on foreclosed properties and losses on sales of foreclosed property resulted in reductions to other income of $232,000 during the first six months of 2008, partially offsetting the benefit derived from the Visa® redemption.  In addition, no loan syndication fees were recorded in 2008, versus $52,000 a year ago.  These items aggregated contributed to the overall decline in other income of $113,000 or 12.6 percent for the first six months of 2008, versus 2007 for the same period.

NONINTEREST EXPENSES

Total noninterest expenses for the second quarter of 2008 decreased by $661,000 or 3.3 percent to $19,240,000 when compared to the second quarter of 2007, but were $556,000 or 3.0 percent higher than first quarter 2008’s expenses.  Noninterest expenses for the second quarter of 2008 were in line with management expectations and guidance previously disclosed, reflecting higher Federal Deposit Insurance Corporation (“FDIC”) premium assessments due to a one-time credit expiring during the second quarter of 2008, as well as an increase in overhead due to the one-time benefit recognized during the first quarter of 2008 for the reversal of an accrual for Visa® litigation settlement claims; overhead increased on a linked quarter basis by $333,000 and $130,000, respectively, for each of these items.  For the six months ended June 30, 2008, noninterest expenses were $680,000 or 1.8 percent lower versus a year ago, totaling $37,924,000.

Salaries and wages for the second quarter of 2008 decreased by $1,025,000 or 12.1 percent to $7,428,000 compared to the prior year same period, and for the six month period ended June 30, 2008, were $986,000 or 6.0 percent lower.  Reduced headcount and lower accruals for incentive payments due to lower revenues generated from wealth management and weak commercial lending production were the primary cause for salaries and wages decreasing $507,000 during the second quarter of 2008 from first quarter 2008.  Staff eliminations from recent branch consolidations fully impacted second quarter 2008.  As noted in prior quarterly discussions, the Company lowered incentive payouts for senior officers and reduced profit sharing compensation (see discussion below on employee benefits) as a result of lower than expected earnings performance, and these cost savings will remain in effect in 2008 until the Company produces meaningful earnings improvements.  Full-time equivalent employees totaled 481 at June 30, 2008, compared to 517 at June 30, 2007.

Employee benefit costs decreased $318,000 or 15.6 percent to $1,714,000 from the second quarter of 2007, but were $20,000 higher for the six months ended June 30, 2008.  Profit sharing accruals for the Company’s 401K plan, payroll taxes and unemployment compensation costs were lower by $188,000, $61,000 and $32,000, respectively, year over year for the second quarter of 2008, and were lower by $314,000 on an aggregate basis for the six month period ended June 30, 2008, versus 2007.  Group health insurance costs were $36,000 lower for the second quarter of 2008 versus the prior year.  For 2008, the Company expects total expense for the entire year for health care claims to be approximately the same as in 2007 due to lower FTE’s resulting in fewer participants in the plan for 2008 that are offsetting higher health care costs.

Outsourced data processing costs totaled $1,983,000 for the second quarter of 2008, an increase of $27,000 or 1.4 percent from a year ago.  For the six month period, outsourced data processing was 2.5 percent higher year over year.  The Company’s subsidiary bank utilizes third parties for its core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $210,000 to $2,828,000, versus second quarter results last year, and were $215,000 or 4.2 percent higher for the six months ended June 30, 2008.  Reducing expense was the sale of certain assets (including leasehold improvements) at the closed WalMart locations, netting the Company approximately $90,000 more than carrying value of assets sold.  Year-to-date lease payments for bank premises increased $270,000 year over year, but maintenance, repairs and upkeep expenditures were $80,000 lower and partially offsetting.  Also increasing year over year was depreciation, increasing by $64,000 and reflecting the addition of newer offices, as well as furniture and equipment acquired over the past twelve months.  Higher utilities and taxes were the primary contributors for most of the remaining increase year over year.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $78,000 or 9.8 percent to $871,000 when compared to a year ago for the second quarter.  Contributing to the increase, media advertising costs and printing costs were $120,000 and $28,000 higher, respectively, but sales promotion costs, public relations expenditures, and donations were partially offsetting, less than prior year by $20,000, $15,000 and $25,000, respectively.  For the six months ended June 30, 2008, marketing costs were $24,000 or 1.6 percent lower.  Higher marketing expenses were incurred in the second quarter of 2008 on a linked quarter basis to support the Company’s new retail core deposit growth activities that began in February 2008.

Legal and professional fees totaled $932,000 for the second quarter of 2008, close to the $926,000 recorded for the first quarter of 2008 and $89,000 or 10.6 percent higher than the second quarter of 2007.  Legal fees were $225,000 higher year over year for the second quarter of 2008, the primary cause being problem asset resolution.  As expected, other professional fees were lower by $128,000 versus prior year, and the Company benefited from lower accruals for regulatory examination fees.  Other professional fees were higher in the half of 2007 due to costs related to third party vendors assisting the Company with its review of processes, operations and costs, as well as strategic planning.  Similar to the quarterly comparison, legal and professional fees were 10.9 percent higher than prior year for the six month period ended June 30, 2008, the primary cause an increase in legal fees of $464,000 partially offset by other professional fees declining $230,000.

Federal Deposit Insurance Corporation (“FDIC”) insurance premiums were reformulated for 2007 and increased as much as $1 million but were more than offset under the FDIC’s new rules by a one-time credit for premiums previously paid that totaled $1,240,000.  Any credit not used in 2007 has been applied in 2008 to reduce insurance assessments in the first quarter.  The Company has utilized the full benefit of this one-time credit, and as expected FDIC assessments were $333,000 greater in the second quarter of 2008 than first quarter 2008 and were $337,000 higher for the first six months of 2008 compared to prior year.  We expect that our FDIC insurance premiums will continue to increase.

Remaining noninterest expenses decreased $58,000 or 1.8 percent to $3,092,000 when comparing the second quarter of 2008 to the same quarter a year ago, and decreased $521,000 or 8.4 percent to $5,688,000 when comparing the first six months of 2008 to the same period in 2007.  Benefiting 2008 was a $130,000 reversal of an accrual for the Company’s portion of Visa® litigation and settlement costs (recorded in the fourth quarter of 2007), a result of Visa®’s recent, successful IPO eliminating the need for the accrual.  Also decreasing year over year for the six months were costs for postage and courier (down $115,000), telephone and data lines (down $50,000), stationery, printing and supplies (down $88,000), bank paid closing costs (down $314,000, paid equity line costs have been more limited), dealer referral fees for marine loan production (down $89,000), employment placement and recruiting costs (down $89,000), and education, tuition and conference attendance (down $42,000).  Partially offsetting were increases year over year for repossessed asset management and disposition costs (up $230,000), appraisal fees (up $118,000, value assessments) and correspondent bank clearing charges (up $79,000, lower analysis credits provided for compensating balances in the present interest rate environment make the payment of hard charges more sensible).

INCOME TAXES

An income tax benefit for 2008 was 40.1 percent of the Company’s loss before taxes for the first six months, compared to provisioning for income taxes representing 33.8 percent for 2007’s income before taxes over the same period.  The Company has recorded a state deferred tax asset of $2.7 million reflecting the benefit of $48.6 million in loss carryforwards, which will expire between 2027 and 2028.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

FINANCIAL CONDITION

CAPITAL RESOURCES

At June 30, 2008, the Company's total risk-based capital ratio was 11.42 percent, decreasing from December 31, 2007’s reported ratio of 12.17 percent and June 30, 2007’s ratio of 12.53 percent.  The Company’s capital position remains strong. In recent years, the Company raised an aggregate of $52 million in new capital through three offerings of trust preferred securities, including one which was completed in mid-2007.  This new capital was raised at favorable rates and the proceeds were contributed to the Company’s bank subsidiary, Seacoast National Bank, which continues to maintain strong capital levels.  Although there is presently no plan to raise additional capital, the Company filed a shelf registration statement during the second quarter of 2008 relating to a variety of debt and equity instruments to provide future flexibility in raising capital and liquidity in order to take advantage of opportunities that become available should the need arise.  The Company’s and its bank subsidiary’s total risk-based capital ratio is expected to increase due to an anticipated decline in risk-based asset levels in 2008, a result of previously discussed declines in anticipated new loan production.  As of June 30, 2007, the consolidated capital ratios of the Company and Seacoast National were as follows:

	Seacoast (Consolidated)	Seacoast National Bank	Minimum to be Well Capitalized *
Tier 1 capital ratio	9.72%	10.04%	6%
Total risk-based capital ratio	11.42%	11.29%	10%
Tier 1 leverage ratio	7.64%	7.89%	5%

*for Bank only

Although our regulators have not required us to maintain any specific higher capital ratios, our current credit quality and concentrations of real estate loans, may result in the need to maintain capital levels in excess of regulatory minimums by our regulators.  We continue to evaluate our capital plan in light of continued stress due to local real estate markets.  We filed a shelf registration statement earlier this year to increase our flexibility to access the securities markets quickly and with a variety of securities, if needed.

The Company anticipates that it will pay a de minimis cash dividend to shareholders in the third quarter which will further strengthen its capital position during this period of economic uncertainty.  The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast National Bank) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  The Company maintained at June 30, 2008 a cash position sufficient to pay interest on our subordinated debt and to pay other Company expenses incurred in the ordinary course of business over the next year.

The Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice.  The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,808,787,000 at June 30, 2008, $4,300,000 or 0.2 percent less than at June 30, 2007, and $89,602,000 or 4.7 percent less than at December 31, 2007.

The following table details loan portfolio composition at June 30, 2008, December 31, 2007 and June 30, 2007:

	June 30,	Dec. 31,	June 30,
(In thousands)	2008	2007	2007
Construction and land development
Residential	$246,039	$295,082	$327,679
Commercial	227,165	242,448	190,222
	473,204	537,530	517,901
Individuals	67,079	72,037	83,651
	540,283	609,567	601,552

Real estate mortgage
Residential real estate
Adjustable	318,820	319,470	298,363
Fixed rate	90,189	87,506	87,641
Home equity mortgages	93,110	91,418	89,993
Home equity lines	59,430	59,088	56,563
	561,549	557,482	532,560
Commercial real estate	535,683	517,332	458,760
	1,097,232	1,074,814	991,320

Commercial and financial	94,812	126,695	139,014

Installment loans to individuals	76,098	86,362	79,616

Other loans	362	951	1,585
Total	$1,808,787	$1,898,389	$1,813,087

Loan growth over the past twelve months was largely centered in commercial real estate mortgage loans and commercial development loans offset by declines in residential development, residential construction, and commercial and financial loans.  As shown in the table above, commercial construction and land development loans increased $36,943,000 to $227,165,000 at June 30, 2008 and commercial real estate mortgages increased $76,923,000 to $535,683,000.  Residential mortgage loans and home equity lines combined, increased by $28,989,000 during the past twelve months to $561,549,000.  Partially offsetting these increases were declines in residential construction and land development loans of $81,640,000 to $246,039,000 at June 30, 2008, residential construction and lot loans to individuals which declined by $16,572,000 to $67,079,000, and commercial and financial loans that were $44,202,000 lower and totaled $94,812,000 at the end of the second quarter 2008.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at June 30, 2008 and 2007:

June 30		2008			2007
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$47.4	$4.7	$52.1	$74.2	$37.4	$111.6
Town homes	20.0	1.8	21.8	11.3	2.5	13.8
Single Family Residences	49.5	7.4	56.9	66.6	39.7	106.3
Single Family Land & Lots	95.1	12.1	107.2	129.0	46.8	175.8
Multifamily	34.0	13.0	47.0	46.6	6.6	53.2
	246.0	39.0	285.0	327.7	133.0	460.7
Commercial:
Office buildings	31.1	3.2	34.3	19.2	4.8	24.0
Retail trade	63.6	10.1	73.7	26.4	16.0	42.4
Land	75.4	14.2	89.6	99.4	22.2	121.6
Industrial	20.8	1.8	22.6	13.1	3.9	17.0
Healthcare	1.0	--	1.0	3.0	0.5	3.5
Churches & educational facilities	0.1	0.4	0.5	1.9	0.5	2.4
Lodging	--	--	--	11.2	3.9	15.1
Convenience Stores	--	--	--	1.0	0.9	1.9
Marina	28.9	5.5	34.4	2.2	2.8	5.0
Other	6.3	2.0	8.3	12.8	13.9	26.7
	227.2	37.2	264.4	190.2	69.4	259.6
	473.2	76.2	549.4	517.9	202.4	720.3

Individuals:
Lot loans	40.0	--	40.0	40.0	--	40.0
Construction	27.1	12.2	39.3	43.6	20.2	63.8
	67.1	12.2	79.3	83.6	20.2	103.8
Total	$540.3	$88.4	$628.7	$601.5	$222.6	$824.1

* Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts deemed significant have been restated to reflect the change.

The construction period for commercial real estate generally ranges from 18-24 months.  Demand in the Company’s market area over the past few years provided the opportunity for growth in these type loans.

There has been a slowing in residential real estate activity in most of the Company’s markets, resulting in increases of inventory for finished new housing units.  Sales prices for both new and existing residential housing have moderated, declining from their market highs.  The Company anticipates that the slowing of loan growth evident over the past couple quarters will continue over the remainder of 2008, in part due to slowing demand but also to repayments of existing construction loans.

The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $473,204,000 at June 30, 2008:

Florida County	% of Total Construction and Land Development Loans

Palm Beach	16.5%
Indian River	15.5
St. Lucie	15.1
Martin	12.3
Brevard	7.9
Orange	6.9
Volusia	4.3
Osceola	3.4
Highlands	3.3
Lee	3.2
Dade	3.2
Miami-Dade	2.0
Okeechobee	1.6
Broward	1.1
Charlotte	0.6
Bradford	0.6
Lake	0.6
Collier	0.5
Marion	0.4
Hendry	0.3
Other	0.7
Total	100.0%

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2008 aggregated to $237.1 million (versus $174.9 million a year ago) and for the top 62 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $668.0 million (compared to 70 relationships aggregating to $688.6 million a year ago).

Commercial real estate mortgage loans were comprised of the following loan types at June 30, 2008 and 2007:

June 30		2008			2007
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Office buildings	$142.3	$2.4	$144.7	$116.1	$3.5	$119.6
Retail trade	93.5	1.1	94.6	62.8	--	62.8
Industrial	93.3	1.4	94.7	84.7	1.1	85.8
Healthcare	33.6	0.8	34.4	39.7	1.0	40.7
Churches and educational facilities	36.5	0.1	36.6	32.7	2.2	34.9
Recreation	1.8	0.4	2.2	4.5	0.3	4.8
Multifamily	19.1	1.0	20.1	10.4	--	10.4
Mobile home parks	3.1	--	3.1	4.0	--	4.0
Lodging	28.0	--	28.0	16.8	--	16.8
Restaurant	9.0	0.1	9.1	9.6	1.2	10.8
Agriculture	9.0	0.5	9.5	23.4	5.7	29.1
Convenience Stores	24.9	--	24.9	23.6	--	23.6
Other	41.6	1.1	42.7	30.5	1.3	31.8
Total	$535.7	$8.9	$544.6	$458.8	$16.3	$475.1

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $303 million and $233 million, respectively, at June 30, 2008, compared to $205 million and $254 million, respectively, a year ago.

Residential mortgage lending is an important segment of the Company’s lending activities.  The Company has never originated sub-prime, Alt A, Option ARM or any negative amortizing residential loans.  Substantially all residential originations have been underwritten to conventional loan agency standards including loans having balances that exceed agency value limitations.  The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates.  The Company has reduced the relative size of the residential loan portfolio over the past few years and increased the size of the commercial and commercial real estate loan portfolios.

Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At June 30, 2008, approximately $319 million or 64 percent of the Company's residential mortgage loan balances were adjustable, compared to $298 million or 63 percent a year ago.  Loans secured by residential properties having fixed rates totaled approximately $183 million at June 30, 2008, of which 15- and 30-year mortgages totaled approximately $37 million and $53 million, respectively.  The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  The Company also has a small home equity line portfolio totaling approximately $59 million at June 30, 2008.  In comparison, loans secured by residential properties having fixed rates totaled approximately $178 million at June 30, 2007, with 15- and 30-year fixed rate residential mortgages totaling approximately $37 million and $51 million, respectively.

Commercial and financial loans decreased and totaled $94,812,000 at June 30, 2008, compared to $139,014,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $76,098,000 (versus $79,616,000 a year ago), real estate construction loans to individuals secured by residential properties totaling $27,129,000 (versus $43,637,000 a year ago), and residential lot loans to individuals totaling $39,950,000 (versus $40,014,000 a year ago).

Overall loan growth is expected to be in a range of negative 5 percent to 10 percent in 2008 due in part to the dramatic slowing of residential real estate sales activity in all of the Company’s markets and lower demand for commercial loans in the newer metro markets of Orlando, West Palm Beach and Fort Lauderdale.  The Company has placed increased emphasis on non-residential mortgage loan growth within its market footprint and the Company’s expansion into new markets over the past few years has broadened its geographic focus into more metropolitan areas with a focus on selectively acquiring market share.

At June 30, 2008, the Company had commitments to make loans (excluding unused home equity lines of credit) of $197,473,000, compared to $345,889,000 at June 30, 2007.

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable losses inherent in the loan portfolio.

The allowance for loan losses totaled $31,697,000 at June 30, 2008, $16,493,000 higher than one year earlier and $9,795,000 more than at December 31, 2007.  The ALLL framework has three basic elements: specific allowances for loans individually evaluated for impairment, a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics which are not individually evaluated, and qualitative elements which are subjective and require a high degree of management judgment and are based on other inherent risk factors and imprecision associated with the modeling and estimation processes.  Management continually evaluates the ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

The model utilized to analyze the adequacy of the allowance for loan losses takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market economics and loan growth.  In its continuing evaluation of the allowance and its adequacy, management also considers quantitative factors such as, the Company’s loan loss experience, loss experience of peer banks, the amount of past due and nonperforming loans, and the estimated values of loan collateral.  Commercial and commercial real estate loans are assigned internal risk ratings reflecting our estimate of the probability of the borrower defaulting on any obligation and the estimated probable loss in the event of default.  Retail credit risk is measured from a portfolio view rather than by specific borrower and are assigned internal risk rankings reflecting the combined probability of default and loss.  The independent Credit Administration Department assigns allowance factors to the individual internal risk ratings based on an estimate of the risk using a variety of tools and information.  Loan Review is an independent unit that performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings.  Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting.  This unit reports directly to the Directors Loan Committee of the Board of Directors.

The allowance as a percentage of loans outstanding has increased appropriately over the past several quarters reflecting the increased probable losses inherent in the loan portfolio, from 0.84 percent at June 30, 2007, to 1.19 percent at September 30, 2007, to 1.15 percent at December 31, 2007, to 1.22 percent at March 31, 2008, and to 1.75 percent at June 30, 2008.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio as well as deterioration in our local economies, especially in the sales volumes and values in our residential real estate markets.

During 2008, net charge-offs totaled $4,401,000 in the first quarter and $33,541,000 in the second quarter, a total of $37,942,000 for the six month period ended June 30, 2008.  Net charge-offs over the six month period consisted of $36,496,000 in net charge-offs related to nonperforming construction and land development loans, $853,000 in net charge-offs for commercial loans and commercial real estate mortgages, $441,000 in net charge-offs related to residential real estate mortgages, and $152,000 in net charge-offs for consumer loans.  A year ago, net charge-offs of $268,000 were recorded during the first six months.

Concentration of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At June 30, 2008, the Company had $1.64 billion in loans secured by real estate, representing 90.5 percent of total loans, up slightly from 87.9 percent at June 30, 2007.  In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.  The Company has a meaningful credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of 26.2 percent of total loans at June 30, 2008, versus 28.6 percent at June 30, 2007.  The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the ALLL.

While it is the Company’s policy to charge off in the current period loans in which a loss is considered known, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.  Because these risks include the state of the economy as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise.  It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate.  This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.  Our bank regulators have generally agreed with our credit assessments, however the regulators could seek additional provisions to our allowance for loan losses and additional capital in light of the risks of our markets and credits.  As a result of economic conditions in our markets and our real estate exposure the bank regulators could, based on their evaluations of our credit quality, impose regulatory enforcement actions in light of our credit quality and asset concentrations, as well as trends in our markets.

NONPERFORMING ASSETS

At June 30, 2008, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned (foreclosed property) was 4.45 percent, compared to 0.85 percent one year earlier and 3.61 percent at December 31, 2007.  Nonperforming assets at June 30, 2008 totaled $80,771,000 and are comprised of $76,224,000 of nonaccrual loans and $4,547,000 of other real estate owned.  In comparison, nonperforming assets totaled $68,569,000 at December 31, 2007 (comprised of $67,834,000 of nonaccrual loans and $735,000 of other real estate owned) and $15,495,000 at June 30, 2007 (comprised of $15,207,000 of nonaccrual loans and $288,000 of other real estate owned).  At June 30, 2008, virtually all nonaccrual loans were secured with real estate.  The majority of nonaccrual loans are land and acquisition and development loans related to the residential market that were added to nonaccrual loans in the third and fourth quarters of 2007, and the second quarter of 2008.  These loans continue to be monitored monthly and are in the process of collection through foreclosure, refinancing or sale.  Current residential real estate sales volumes are low compared to prior years, and market prices have been declining since mid-2006.  At June 30, 2008, loans totaling $76,070,000 (all nonaccrual loans) were considered impaired and $3,851,000 of the allowance for loan losses was allocated for potential losses on these loans.

The Company has strengthened its liquidation activities to better control the level of nonperforming assets.  Management does not anticipate that the levels of nonperforming assets will increase substantially in the coming quarter as liquidation activities are expected to accelerate.  However, no assurance can be given that nonperforming assets will not in fact increase or otherwise change.  Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.

SECURITIES

At June 30, 2008, the Company had no trading securities, $255,798,000 in securities available for sale, and securities held for investment carried at $29,913,000.  The Company's securities portfolio increased $42,026,000 or 17.2 percent from June 30, 2007, and declined $15,018,000 or 5.0 percent from December 31, 2007.  Maturities of securities of $34.9 million, sales of $13.4 million and purchases totaling $32.6 million were transacted during the first six months of 2008.

While activity has been nominal in 2008, during the first quarter of 2007 the Company determined it was in the best interest of shareholders to restructure its balance sheet by selling low yielding securities and paying off overnight borrowings.  As a result, management identified approximately $225 million in securities which had an average yield of approximately of 3.87 percent and sold them in April 2007.  Since the Company had the intent to sell these securities, prior to quarter end, the Company recorded a loss of $5.1 million ($3.3 million net of income taxes) in the first quarter of 2007 for the difference in the fair value and the carrying value of the securities.  For the six month period ended June 30, 2007, maturities of securities summed to $66.1 million, sales totaled $253.8 million, and purchases of $123.5 million were transacted.

At June 30, 2008, available for sale securities totaling $255,798,000 had gross losses of $1,556,000 and gross gains of $2,113,000, compared to gross losses of $3,052,000 and $12,000 of gross gains at June 30, 2007.  All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews in the second quarter of 2008, it was determined that no impairment charges related to securities owned with unrealized losses were deemed other than temporarily impaired this quarter since the Company has the present intent and ability to retain these securities until recovery.

Company management considers the overall quality of the securities portfolio to be high.  The Company has no exposure to securities with sub-prime collateral, nor has it ever purchased Alt A collateralized securities, which has been a cause for concern in the industry.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $23,210,000 or 1.2 percent to $1,890,401,000 at June 30, 2008 compared to one year earlier, reflecting the strength of the Company’s core deposit franchise.   Certificates of deposit (CDs) increased $9,541,000 or 1.5 percent to $638,179,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $52,794,000 or 6.0 percent to $938,645,000, and noninterest bearing demand deposits decreased $39,125,000 or 11.1 percent to $313,577,000.  Deposits increased significantly during the fourth quarter of 2007, increasing $131.6 million or 7.1 percent, a result of normal seasonal deposit increases and higher average public fund deposit balances due to credit concerns relating to a state run investment fund.

Since year-end 2007 and March 31, 2008, period-end deposits declined $96,932,000 or 4.9 percent and $55,337,000 or 2.8 percent, respectively, in large part due to portions of the increased public fund deposits either being disbursed or placed in investments other than bank deposits.  Mitigating these declines, during the first quarter of 2008 the Company instituted a focused retail deposit growth plan which improved deposit growth over the second quarter by $75 million in the promoted retail product.  The Company also focused its commercial lenders on growing low cost commercial deposits.  The combined deposit growth from these efforts assisted in offsetting seasonal deposit declines that normally occur in the second quarter, particularly from the aforementioned local municipalities and governmental agencies that maintain significantly higher balances in the fourth and first quarters of each year.

With higher interest rates over the past several years, disintermediation between lower cost (or no cost) products and CDs occurred.  Local competitors with higher loan to deposit ratios aggressively increased rates for CDs in latter 2006 and throughout 2007, purposefully maintaining necessary funding for their institutions.  During this period of time, Seacoast was more cautious with regards to the pricing of its CDs and is content to continue to follow this strategy prospectively.

The Company expects it will be successful generating deposits by marketing desirable products, in particular its array of money market and NOW product offerings.  The Company’s entrance into new markets, including Palm Beach County, the Broward County market, and central Florida provide an opportunity to enhance overall deposit growth, including lower cost interest bearing deposits.

Repurchase agreement balances decreased over the past twelve months by $10,097,000 or 10.4 percent to $86,830,000 at June 30, 2008.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  At June 30, 2008, the number of sweep repurchase accounts was 243, compared to 229 a year ago.  No federal funds purchased were outstanding at June 30, 2008 or 2007, respectively.  The Company does utilize federal funds purchased during periods of temporary gaps between loan funding, principal repayments and deposit growth; as previously noted, federal funds purchased were paid off in April 2007 with proceeds from the sale of securities at that time.

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

The derivatives the Company uses to manage exposure to interest rate risk are interest rate swaps.  All interest rate swaps are recorded on the balance sheet at fair value with realized and unrealized gains and losses included either in the results of operations or in other comprehensive income (loss), depending on the nature and purpose of the derivative transaction.

Credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at June 30, 2008 included derivative product assets of $85,000.  In comparison, at June 30, 2007 derivative product liabilities of $479,000 were outstanding.

Lending commitments include unfunded loan commitments and standby and commercial letters of credit.  A large majority of loan commitments and standby letters of credit expire without being funded, and accordingly, total contractual amounts are not representative of our actual future credit exposure or liquidity requirements.  Loan commitments and letters of credit expose the Company to credit risk in the event that the customer draws on the commitment and subsequently fails to perform under the terms of the lending agreement.

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $258 million at June 30, 2008 and $410 million at June 30, 2007.

INTEREST RATE SENSITIVITY

Fluctuations in interest rates may result in changes in the fair value of the Company’s financial instruments, cash flows and net interest income.  This risk is managed using simulation modeling to calculate the most likely interest rate risk utilizing estimated loan and deposit growth.  The objective is to optimize the Company’s financial position, liquidity, and net interest income while limiting their volatility.

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent Asset and Liability Management Committee (ALCO) model simulations indicate net interest income would decrease 0.3 percent if interest rates gradually rise 200 basis points over the next twelve months and 0.4 percent if interest rates gradually rise 100 basis points. The model simulation indicates net interest income would decrease by 0.1 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 20.3 percent at December 31, 2007.  The Company’s most recent gap calculation for 2008 remained negative at 17.5 percent, more neutral than December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company also has access to borrowed funds such as federal funds and Federal Home Loan Bank (“FHLB”) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At June 30, 2008, the Bank had available lines of credit of $296 million.   The Bank also had $88 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $70,287,000 at June 30, 2008 as compared to $81,257,000 at June 30, 2007.  The composition of cash and cash equivalents has changed from a year ago.  Over the past twelve months cash and due from banks declined $20,572,000 or 31.1 percent while federal funds sold and interest bearing deposits increased $9,602,000 to $24,792,000.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

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

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates have a more significant impact on a financial institution's performance than the general level of inflation.  However, inflation affects financial institutions' increasing cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items.  Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders' equity.  Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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

You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation: the effects of future economic and market conditions, including seasonality and sales volumes and values of real estate in our local markets, including their effects on our borrowers and the values of collateral securing loans made by us; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses, and the timing and terms of any possible regulatory action that may be taken as a result of our credit quality related declines and in losses realized.  The risks of mergers and acquisitions, include, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, including, without limitation, those risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2007 under “Special Cautionary Notice Regarding Forward-Looking Statements,” and otherwise in our Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the Securities and Exchange Commission, including through the SEC’s Internet website at http://www.sec.gov.

#

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s discussion and analysis “Interest Rate Sensitivity”.

Market risk refers to potential losses arising from changes in interest rates, and other relevant market rates or prices.

Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is the Company’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities).  Seacoast is also exposed to market risk in its investing activities.  The ALCO meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk.  The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.  The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board.  These limits reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons.

The Company also performs valuation analyses, which are used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 0.1 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 3.7 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2008 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part 1 under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Seacoast’s market areas in Florida are susceptible to hurricanes and tropical storms and related flooding.  Such weather events can disrupt operations, result in damage to our properties and the properties securing loans from us, as well as negatively affect the local economies in the markets where we operate.   Seacoast cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in Seacoast’s current or future market areas, but such weather events could result in a decline in loan origination, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Seacoast’s business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding.   On July 1, 2008, we renewed our property insurance and were able to obtain wind coverage for the Company’s main campus in Stuart, Florida, with a deductible of $2.75 million for named storms and for other storms a deductible of 5% of insured value.  Several branches are insured with a 5% deductible for coverage of up to $1 million at each location through Citizens Insurance, a State of Florida sponsored insurer of last resort, as these branches (principally in Palm Beach County) fall within designated wind pool areas determined by the State of Florida.  All remaining offices that do not fall within designated wind pool areas are insured by a separate carrier with coverage of $2.5 million (total for all remaining offices) for named storms with a 5% deductible; damages exceeding the $2.5 million aggregate limit would be uninsured for these remaining offices and be borne by Seacoast.  At July 1, 2008, the insured value for the Company’s main campus approximated $18 million; the insurable value of all of the Company’s properties approximated $59 million.  Insurance coverage of properties securing our loans may be subject to similar increases in deductibles or other terms that decrease the available insurance coverage and that may result in more risk to our borrowers and our real estate secured loans.  Inflation, changes in building codes and ordinances, environmental considerations and other factors may also make it more expensive, in light of the reduced insurance available, for us or our borrowers to replace or repair wind damage to our respective properties.

#

Item 2.

Unregistered Sales of Securities and Use of Proceeds

Issuer purchases of equity securities during the first and second quarters of 2008 were as follows:

Total Number

   Maximum

   of Shares

   Number of

Purchased as

   Shares that

Total Number

   Average

Part of Public

   May yet be

   of Shares

  Price Paid

 Announced

   Purchased

Period

  Purchased

  Per Share

      Plan*

Under the Plan

1/1/08 to 1/31/08

       1,111

     $12.46

   664,166

      160,834

2/1/08 to 2/28/08

  0

  0

   664,166

      160,834

3/1/08 to 3/31/08

              0

              0

   664,166

      160,834

Total – 1st Quarter

       1,111

       12.46

   664,166

      160,834

4/1/08 to 4/30/08

  0

  0

   664,166

      160,834

5/1/08 to 5/31/08

          660

       10.54

   664,826

      160,174

6/1/08 to 6/30/08

              0

  0

   664,826

      160,174

Total – 2nd Quarter

          660

       10.54

   664,826

      160,174

* The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3.

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

The 2008 Annual Meeting of Shareholders was held on May 8, 2008.

(b)

Reported to the Securities and Exchange Commission in the 2008 Proxy statement, five Class III directors were re-elected.

(c)

The following matters were voted upon at the meeting:

(1)

Proposal 1 – The re-election of five (5) Class III directors to serve until the 2011 Annual Meeting of Shareholders have been elected and qualified.  Out of 16,819,618 votes represented at the meeting, the number of votes cast for and against (or withheld) their election were 16,199,045 (96.3%) and 620,573, respectively.  There were no abstentions or broker non-votes.  All of the directors were elected.

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2011 annual meeting or until a successor has been elected and qualified:

	For	Against
Stephen E. Bohner	16,292,811	526,807
T. Michael Crook	16,249,254	570,364
A. Douglas Gilbert	16,226,942	592,676
Dennis S. Hudson, III	16,391,739	427,879
Edwin E. Walpole, III	16,199,045	620,573

(2)

Proposal 2 – The approval of the Company’s 2008 Long-Term Incentive Plan which reserves 1,500,000 shares of the Company’s common stock for the granting of awards to officers and key employees of the Company or its subsidiaries.  Out of 16,819,618 votes entitled to be cast, the number of votes in favor and against the amendment were 9,427,103 (75.1%) and 3,133,491, respectively.  The number of abstentions and broker non-votes was 4,185,386.  The amendment was approved.

(3)

Proposal 3 – Adjournment of the Annual Meeting granting an extension of time for solicitation of additional proxies in the event Proposal 2 did not pass was recommended.  While it was not necessary to adjourn, out of 16,819,618 votes represented at the meeting, the number of votes cast in favor and against this proposal were 13,904,853 (83.1%) and 2,837,248, respectively.  The number of abstentions and broker non-votes was 77,518.  The proposal was approved.

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

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 4.1

Specimen Common Stock Certificate

Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.1

2008 Long-Term Incentive Plan

Incorporated herein by reference from the Company’s Proxy Statement on Form DEF 14A as Exhibit A, dated March 18, 2008.

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit 32.2

Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

    **

The certifications attached as Exhibits 32.1 and 32.2 accompany this report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 996 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

#

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2008

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

Chairman & Chief Executive Officer

August 8, 2008

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#