Form 10-Q
period 2008-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2008-11-07
CIK 730708

=====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

__________________

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Common Stock, $.10 Par Value – 19,114,879 shares

#

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA
		PAGE #

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets - March 31, 2008 and December 31, 2007	3-4

	Condensed consolidated statements of income - Three months ended March, 2008 and 2007	5

	Condensed consolidated statements of cash flows - Three months ended March 31, 2008 and 2007	6-7

	Notes to condensed consolidated financial statements	8 - 11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

	SIGNATURES	40

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$64,287	$50,490
Federal funds sold and interest bearing deposits	35,217	47,985
Total cash and cash equivalents	99,504	98,475
Securities:
Trading (at fair value)	8,994	13,913
Available for sale (at fair value)	254,395	254,916
Held for investment (fair values: $30,531 at March 31, 2008 and $31,682 at December 31, 2007)	31,061	31,900
TOTAL SECURITIES	294,450	300,729
Loans held for sale	3,889	3,660
Loans	1,877,968	1,898,389
Less: Allowance for loan losses	(23,000)	(21,902)
NET LOANS	1,854,968	1,876,487
Bank premises and equipment, net	42,403	40,926
Goodwill and other intangible assets	56,137	56,452
Other assets	42,006	43,145
	$2,393,357	$2,419,874
LIABILITIES
Deposits	$1,945,738	$1,987,333
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	94,895	88,100
Borrowed funds	65,307	65,030
Subordinated debt	53,610	53,610
Other liabilities	18,854	11,420
	2,178,404	2,205,493

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2008	December 31, 2007
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 19,194,174 and outstanding 19,114,879 shares at March 31, 2008, issued 19,194,174 and outstanding 19,110,089 shares at December 31, 2007	1,920	1,920
Other shareholders’ equity	213,033	212,461
TOTAL SHAREHOLDERS’ EQUITY	214,953	214,381
	$2,393,357	$2,419,874

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest and fees on loans	$31,182	$32,550
Interest and dividends on securities	3,676	4,832
Interest on federal funds sold	297	251
TOTAL INTEREST INCOME	35,155	37,633
Interest on deposits	12,578	12,330
Interest on borrowed money	2,092	3,935
TOTAL INTEREST EXPENSE	14,670	16,265
NET INTEREST INCOME	20,485	21,368
Provision for (recovery of) loan losses	5,500	(550)
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) LOAN LOSSES	14,985	21,918
Noninterest income
Securities restructuring losses	0	(5,118)
Securities losses, net	0	(2)
Other income	6,162	6,216
TOTAL NONINTEREST INCOME	6,162	1,096
TOTAL NONINTEREST EXPENSES	18,684	18,703
INCOME BEFORE INCOME TAXES	2,463	4,311
Provision for income taxes	700	1,542
NET INCOME	$ 1,763	$ 2,769

PER SHARE COMMON STOCK:
Net income diluted	$ 0.09	$ 0.14
Net income basic	0.09	0.15

Cash dividends declared	0.16	0.16

Average shares outstanding – diluted	19,046,420	19,154,881
Average shares outstanding – basic	18,928,375	18,960,154

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Increase in cash and cash equivalents
Cash flows from operating activities
Interest received	$35,076	$36,731
Fees and commissions received	6,239	6,137
Interest paid	(15,206)	(15,832)
Cash paid to suppliers and employees	(19,113)	(19,608)
Income taxes paid	0	(681)
Trading securities activity	5,000	0
Origination of loans held for sale	(57,031)	(52,937)
Proceeds of loans held for sale	62,002	51,163
Net change in other assets	(90)	(9,357)

Net cash provided by (used in) operating activities	16,877	(4,384)

Cash flows from investing activities
Maturities of securities available for sale	12,267	21,421
Maturities of securities held for investment	838	6,668
Proceeds from sale of securities available for sale	400	0
Purchases of securities available for sale	(26)	(4,006)
Net new loans and principal repayments	10,702	(9,653)
Proceeds from sale of Federal Home Loan Bank Stock and Federal Reserve Bank stock	0	4,050
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(155)	(8,330)
Additions to bank premises and equipment	(2,159)	(1,556)
Net cash provided by investing activities	21,867	8,594

Cash flows from financing activities
Net decrease in deposits	(41,578)	(1,440)
Net increase in federal funds purchased and repurchase
agreements	6,796	6,297
Stock based employee benefit plans	96	1,586
Dividends paid	(3,029)	(3,042)

Net cash (used in) provided by financing activities	(37,715)	3,401

Net increase in cash and cash equivalents	1,029	7,611
Cash and cash equivalents at beginning of period	98,475	92,215

Cash and cash equivalents at end of period	$ 99,504	$ 99,826

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Reconciliation of net income to cash provided by (used in) operating activities
Net Income	$1,763	$2,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	811	771
Amortization (accretion) of premiums and discounts on securities	(161)	(80)
Other amortization and accretion	96	16
Trading securities activity	5,000	0
Change in loans held for sale, net	4,971	(1,774)
Provision for (recovery of) loan losses	5,500	(550)
Losses on sale of securities	0	2
Securities restructuring losses	0	5,118
Gain on sale of loans	(84)	(94)
Write-down of other real estate owned	134	2
Loss on disposition of fixed assets	(89)	2
Change in interest receivable	301	(509)
Change in interest payable	(535)	433
Change in prepaid expenses	35	(274)
Change in accrued taxes	878	1,061
Change in other assets	(90)	(9,357)
Change in other liabilities	(1,653)	(1,920)

Net cash provided by (used in) operating activities	$16,877	$(4,384)

Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$2,294	$452
Transfer of loans to other real estate owned	318	135
Transfer of loans to loans held for sale	5,200	0

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

NOTE C - COMPREHENSIVE INCOME

At March 31, 2008 and 2007, comprehensive income was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007

Net income	$1,763	$2,769

Unrealized gains on securities available for sale (net of tax)	1,419	278

Net reclassification adjustment	0	2,226
Comprehensive income	$3,182	$5,273

NOTE D– BASIC AND DILUTED EARNINGS PER COMMON SHARE

Equivalent shares of 820,000 and 38,000 related to stock options and stock settled appreciation rights for the periods ended March 31, 2008 and 2007, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Basic:
Net income	$1,763	$2,769
Average shares outstanding	18,928,375	18,960,154
Basic EPS	$0.09	$0.15

Diluted:
Net income	$1,763	$2,769
Average shares outstanding	18,928,375	18,960,154
Net effect of dilutive options and stock settled appreciation rights issued to executives	118,045	194,727

TOTAL	19,046,420	19,154,881

Diluted EPS	$0.09	$0.14

#

NOTE E – FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities.  Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet.  The Company elected to early-adopt SFAS 157 and SFAS 159, as of January 1, 2007.  Under SFAS 157, “Fair Value Measurements”, and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", fair value measurements for items measured at fair value at March 31, 2008 and 2007 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2008
Trading securities	$ 8,994	$ 8,994
Available for sale securities	254,395	254,395
Loans held for sale	3,889		$3,889
Loans (2)	23,670		843	$ 22,827
Derivatives product assets	307		307
Other real estate owned (1)	940		940

March 31, 2007
Available for sale securities	297,438	297,438
Loans held for sale	7,662		7,662
Loans (2)	145		145
Derivatives product liabilities	399		399
Other real estate owned (1)	133		133

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

For trading securities, derivative product assets and liabilities, and loans held for sale, the realized and unrealized gains and losses are included in earnings in noninterest income or net interest income, as appropriate, and were not material for the three-month period ended March 31, 2008 and 2007.

NOTE F – IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31 2008 and 2007, the Company’s recorded investment in impaired loans and related valuation allowance was as follows:

	2008		2007
(Dollars in thousands)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

Impaired loans without an allowance	$39,740	$0	$0	$0
Impaired loans with an allowance	$25,266	$1,596	$234	$89
TOTAL	$65,006	$1,596	$234	$89

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

Nonaccrual loans and accruing loans past due 90 days or more at March 31, 2008 and 2007 were $64,730,000 and $276,000, respectively, for 2008 and $3,955,000 and $799,000, respectively for 2007.

#

NOTE G: RECENT ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. Prospective application of this Statement is required, except for the presentation and disclosure requirements which must be applied restrospectively. The Company is currently assessing the potential impact SFAS 160 will have on the financial statements.

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

FIRST QUARTER 2008

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

NEW OFFICES / CLOSURES FOR 2008

During the first quarter of 2008, the Company’s banking subsidiary consolidated three branch locations; the Ft. Pierce WalMart branch office in St. Lucie County was merged with an existing full service branch and closed on February 28, 2008, the Mariner Square branch in Martin County and the Juno Beach branch in Palm Beach County were consolidated with a newer branch serving the same market and were closed on March 31, 2008.  A new branch in western Port St. Lucie, Florida in an area with major retail development on Gatlin Boulevard was opened in March 2008.  The Company has also upgraded its Arcadia branch location in DeSoto County, significantly increasing this location’s size in April 2008.   A second branch in Brevard County and a new, more accessible office replacing the Rivergate branch in St. Lucie County are under construction and should also be completed during the second quarter of 2008.  Prospectively, two existing branches in proximity to new offices planned for 2008 are expected to close simultaneously with branch openings.

During 2007, Seacoast National Bank, the Company’s primary banking subsidiary, opened several offices, including its first Brevard County branch office in the Viera area; the existing loan production office in Brevard County closed during the second quarter of 2007, with personnel moving to this new branch location.  In addition, during the first quarter of 2007 a loan production office was opened in Broward County in a temporary location pending completion of improvements to a permanent location on U.S. Highway One in Ft. Lauderdale, which opened in October 2007.  The Company closed its Port St. Lucie WalMart location in St. Lucie County on December 31, 2007.

EARNINGS SUMMARY

Net income for the first quarter of 2008 totaled $1,763,000 or $0.09 per share diluted, compared to $1,903,000 or $0.10 per share diluted in the fourth quarter of 2007 and $2,769,000 or $0.14 per share diluted in the first quarter of 2007.

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

Allowance and Provision for Loan Losses

The information contained on pages 18-19 and 23-29 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Fair Value of Securities Classified as Trading and Available for Sale

The use of fair value accounting for financial instruments enables the Company to better align the financial results of those items with their economic value.

At March 31, 2008, trading securities totaled $8,994,000 and available for sale securities totaled $254,395,000.  The fair value of the available for sale portfolio at March 31, 2008 was more than historical amortized cost, producing net unrealized gains of $2,794,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The Company made no change to the valuation techniques used to determine the fair values during the first quarter 2008.  The fair value of each security available for sale or trading was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses in the available for sale portfolio.

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

Goodwill Impairment

The Company’s goodwill is tested annually for impairment.  The amount of goodwill at March 31, 2008 totaled $49.8 million, and results from the acquisitions of three separate community banks whose operations have been fully integrated into one operating subsidiary bank of the Company.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.  At year-end 2007, the Company’s closing price per share in the open market approximated 92 percent of book value per share which was considered as a possible indication of impairment. The Company updated its annual impairment analysis, after January 1, 2008 using the assistance of an independent third party. In performing the analysis, management considered the make-up of assets and liabilities (loan and deposit composition), scarcity value, capital ratios, market share, credit quality, control premiums, the type of financial institution, its overall size, the various markets in which the institution conducts business, as well as, profitability.  Based upon the results of this analysis, management concluded that goodwill had suffered no impairment at December 31, 2007.  The market capitalization of Seacoast has increased by approximately $15 million since year-end 2007 and no event has transpired to cause management to believe a significant change in valuation has occurred.  Management anticipates that goodwill will need to be tested more frequently for impairment during this period of economic stress and uncertainty which could result in future impairment.

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

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2008 totaled $20,562,000, declining modestly from 2007’s fourth quarter by $162,000 or 0.8 percent and lower than first quarter 2007’s result by $870,000 or 4.1 percent.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
First quarter 2007	21,432	3.92
Second quarter 2007	21,468	4.09
Third quarter 2007	21,147	3.94
Fourth quarter 2007	20,724	3.71
First quarter 2008	20,562	3.74

Net interest margin on a tax equivalent basis improved 3 basis points to 3.74 percent for first quarter 2008 compared to fourth quarter 2007, but was lower by 18 basis points year over year.  Improvements in net interest margin in the second quarter of 2007 (up 17 basis points from 3.92 percent in the first quarter of 2007) reflected the effect of management’s restructuring of the investment portfolio during April 2007.  Since then, the Company has operated in a more challenging lending environment with unrecognized interest on loans placed on nonaccrual the primary contributor to declines in net interest income and margin in the third and fourth quarter of 2007, as well as first quarter 2008 versus first quarter 2007.

The earning asset mix improved year over year.  For 2008, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 85.8 percent, compared to 79.4 percent a year ago.  Average securities as a percent of average earning assets decreased from 19.8 percent a year ago to 13.0 during first quarter 2008 and federal funds sold and other investments increased slightly to 1.2 percent from 0.7 percent over the same period in 2007.  In addition to increasing average total loans as a percentage of earning assets, the mix of loans changed, with commercial and commercial real estate volumes representing 62.1 percent of total loans at March 31, 2008 (compared to 60.5 percent a year ago at March 31, 2007) and lower yielding residential loan balances (including home equity loans and lines, and construction loans) representing 33.4 percent of total loans (versus 34.7 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for first quarter 2008 was 6.40 percent, 52 basis points lower than for first quarter 2007, a reflection of the declining interest rate environment.  The Federal Reserve decreased interest rates 100 basis points between September 2007 and the end of 2007, and an additional 200 basis points from year-end 2007 to the end of March 2008.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2008	2007	2007	2007	2007
Yield	6.40%	6.71%	7.05%	7.10%	6.92%

The yield on loans declined 90 basis points to 6.62 percent over the last twelve months.  The yield on investment securities was improved, increasing 68 basis points year over year to 5.15 percent, due primarily to the restructuring of the investment portfolio at the beginning of the second quarter of 2007 when approximately $225 million in securities with an average yield of 3.87 percent was sold.  Federal funds sold (and other investments) yielded 4.54 percent for the first quarter 2008, lower when compared to 6.25 percent a year ago for the same period.

Average earning assets for the first quarter of 2008 decreased $6.5 million or 0.3 percent compared to the fourth quarter of 2007.  Average loan balances decreased $16.4 million (or 0.9 percent) to $1,897.6 million, average federal funds sold and other investments decreased $7.0 million to $26.3 million, and average investment securities were $16.9 million (or 6.2 percent) higher, totaling $288.7 million.

While loan demand has weakened, the Company’s successful expansion with the addition of full service branch locations in Broward and Brevard County in 2007, and loan officer additions in the Treasure Coast, Big Lake and Orlando regions continue to provide significant pipelines for commercial lending.  At March 31, 2008, commercial lenders in the Company’s newer markets (Palm Beach County, Brevard County, Broward County, Orlando, and the Big Lake region) have new loan pipelines totaling $251 million and total outstanding loans of $815 million (compared to $96 million and $751 million a year ago, respectively).  At March 31, 2008 the Company’s total commercial and commercial real estate loan pipeline was $299 million, versus $308 million at March 31, 2007.

Commercial and commercial real estate loan production for the first quarter of 2008 totaled $57 million, compared to $76 million for the first quarter a year ago and $72 million for the fourth quarter of 2007.   Economic conditions in the markets the Company serves are expected to be more challenging in 2008 and the Company expects annual loan growth to slow from the 9.5 percent rate achieved in 2007 due to expected pay-downs and reduced loan production.

Closed residential loan production for the first quarter of 2008 totaled $30 million, of which $14 million was sold servicing released.  In comparison, $27 million in residential loans were produced in the fourth quarter of 2007, with $9 million sold servicing released, and $35 million was produced in the first quarter of 2007, with $15 million sold servicing released.  A slow down in existing home sales in the Company’s markets have reduced demand for residential mortgages and demand for new homes is expected to remain soft into 2008.

During the first quarter of 2008, maturities (principally pay-downs) of securities totaled $18.1 million, $400,000 in security sales were transacted, and security portfolio purchases totaled $9.8 million.  In comparison, during the first quarter of 2007, maturities (principally pay-downs) of securities totaled $28.1 million, no security sales were transacted, and security purchases totaled $4.0 million.  Purchases were nominal, conducted principally for pledging requirements.

Still a significant component favorably affecting the Company’s net interest margin, the average balance for lower cost interest bearing deposits (NOW, savings and money market) increased to 62.2 percent of average total interest deposits during the first quarter of 2008, versus 60.8 percent a year ago and 60.6 percent for the fourth quarter of 2007.  Average certificates of deposit (CDs) (a higher cost component of interest bearing deposits) decreased to 37.8 percent of interest bearing deposits from 39.2 percent a year ago and fourth quarter 2007’s result of 39.4 percent.  Some of the decline in low cost funding caused by interest rate increased over the past couple years incenting customers to migrate to higher paying CDs, repurchase agreements or investments in financial markets (stocks, bonds, etc.) is likely to reverse with the Federal Reserve’s recent shift to lower rates.  Public fund deposits factor significantly as well prospectively since local governmental bodies and municipalities previously maintaining funds with the State of Florida, in many instances, are actively bidding proposals to local banks for placement of deposits.

Because of expected loan payoffs and cash flow from investment securities during 2007, the Company chose to temporarily rely on short-term borrowings during the first quarter of 2007.  Average federal funds purchased increased to 5.6 percent of average interest bearing liabilities during the first quarter of 2007 versus 0.7 percent for first quarter 2008, with overall short-term borrowings (including federal funds purchased and sweep repurchase agreements with customers of the Company’s subsidiary) higher at 12.9 percent of interest bearing liabilities for the first quarter of 2007, versus 5.7 percent for 2008.

Other borrowings (comprised of subordinated debt and advances from the Federal Home Loan Bank or FHLB) have not increased since year-end 2007.  However, average other borrowings for the first quarter 2008 increased by $51.1 million or 75.4 percent to $118.8 million when compared to first quarter 2007.  Since the end of the first quarter of 2007, the following activity has occurred:

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

(2) The Company also added two advances from the Federal Home Loan Bank (FHLB) of $25 million each on September 25, 2007 and November 27, 2007, respectively, with fixed rates of 3.64 percent and 2.70 percent.  The borrowings are convertible to a variable rate on a quarterly basis at the discretion of the FHLB and the Company has the option to repay the borrowing if the FHLB elects to convert.

The cost of interest-bearing liabilities in the first quarter of 2008 decreased 48 basis points to 3.26 percent from first quarter 2007 and was 45 basis points lower than for fourth quarter 2007, largely a result of the impact of the Federal Reserve decreasing short-term interest rates in January 2008.  Based on recent Federal Reserve commentary, short-term interest rates may be poised to decline further if economic activity measures warrant.  With many of the Company’s deposit products re-pricing, the future cost for interest bearing liabilities should improve.  The following table details the cost of interest bearing liabilities for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2008	2007	2007	2007	2007
Rate	3.26%	3.71%	3.88%	3.79%	3.74%

The average aggregated balance for NOW, savings and money market balances increased $95.6 million or 10.7 percent to $989.3 million for first quarter 2008 compared to first quarter 2007, noninterest bearing deposits decreased $63.9 million or 16.5 percent to $323.4 million, and average CDs increased by $23.7 million or 4.1 percent to $600.7 million.  Slowing activity in the residential real estate market (resulting in declining title company and escrow deposits), as well as completed commercial real estate construction projects (and associated escrow deposits depleting at end of construction), have contributed to the decline in noninterest bearing deposits.  Company management believes its market expansion and marketing will result in new relationships and growth in low-cost/no cost funding sources over time.  However, economic factors are likely to continue to challenge growth, and with the Company’s loan to deposit ratio at 96.5 percent at March 31, 2008, will likely make margin expansion challenging.  Pressure on the net interest margin is expected to continue in 2008 and may increase as a result of management’s success with its strategies for retail deposit growth.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under SFAS No. 5, “Accounting for Contingencies.” For the quarter ended March 31, 2008, the provision for loan losses was $5.5 million, an increase of $6.1 million, from the prior year’s first quarter.

The provision for loan losses was $1.1 million more than net charge-offs of $4.4 million or 0.93 percent of total loans during the first quarter 2008, reflecting the downturn in the residential real estate markets and deteriorating credit conditions.   Net charge offs for the first quarter of 2007 were $125,000 and for the last quarter 2007, $4.5 million.

The increase in net charge-offs was largely due to higher net charge-offs in the residential construction and land development loan portfolio. A downturn in residential real estate prices and sales has negatively affected the entire industry.  The Company’s other portfolios related to residential real estate have not had significant problems as the Company has never originated any residential loan product including home equity, lines of credit or mortgage  as sub prime, Alt A, option ARMS, or any negative amortizing loan.  In addition, the commercial real estate portfolio has not had significant credit quality deterioration as a result of the changed residential market conditions.

Since year-end 2007, nonaccrual loans decreased by $3.1 million to $64.7 million at March 31, 2008, but between June 30, 2007 and December 31, 2007, nonaccrual loans increased $52.5 million to $67.8 million.  Nonperforming loans increased in the third and fourth quarter of 2007 as the result of loans to developers of residential real estate projects not performing in accordance with their contractual obligations.  These loans were placed on nonaccrual status and provisioning of $8,375,000 and $3,813,000 was recorded in the third and fourth quarter of 2007, respectively.

Loan growth during 2007 totaled $165.3 million or 9.5 percent.  While loan growth is expected to be slower in 2008, the Company’s loan loss provisioning may increase as problem loans related to the slow residential real estate market negatively impacts borrowers and valuations.

The Company’s land and acquisition and development loans related to the residential market currently total approximately $282 million or 15.0 percent of total loans at March 31, 2008 (see “Loan Portfolio”), declining from approximately $295 million or 15.5 percent at December 31, 2007.  These lending relationships are monitored on a monthly basis and the value of the underlying real estate has been evaluated using current appraisals, and where appropriate, discounted cash flow approach using estimated holding periods and prospective future sales values discounted at rates we believe appropriate.  The Company believes it was among the first banks to recognize the change in market conditions in mid-2006 and is the beneficiary of early identification of deteriorating loans and potential problems.  Early monitoring has resulted in a smaller exposure, with additional equity added by developers, guarantor performance, and additional collateral obtained.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $6,162,000 for the first quarter of 2008, $203,000 or 3.4 percent higher than for the fourth quarter of 2007, and $54,000 or 0.9 percent lower than for the first quarter of 2007.  Excluding the impact of securities gains or losses, noninterest income accounted for 23.1 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the first quarter of 2008 compared to 22.5 percent a year ago.  Noninterest income for the first quarter of 2008, and the fourth and first quarter of 2007 is detailed as follows:

	1st Qtr 2008	4th Qtr 2007	1st Qtr 2007
Service charges on deposits	$1,850	$2,070	$1,733
Trust income	582	627	627
Mortgage banking fees	368	278	455
Brokerage commissions and fees	683	572	754
Marine finance fees	685	596	726
Debit card income	611	563	568
Other deposit based EFT fees	108	103	131
Merchant income	735	676	756
Other income	540	474	466
Total	$6,162	$5,959	$6,216

For the first quarter, revenues from the Company’s financial services businesses decreased slightly year over year, by $116,000 or 8.4 percent, but were higher than fourth quarter 2007’s results by $66,000 or 5.5 percent.  Of the $116,000 decrease, trust revenue was lower by $45,000 or 7.2 percent and brokerage commissions and fees were lower by $71,000 or 9.4 percent.  Included in the $71,000 decline in brokerage commissions and fees was a decline of $74,000 in revenue from insurance annuity sales, year over year.  Lower estate fees were the primary cause for the decline in trust income, decreasing by $32,000 from the first quarter of 2007.  Revenue generation from wealth management services was challenging in 2007 due to higher interest rate deposit products offered as an alternative and an uncertain economic environment.  While economic uncertainty will remain an issue for clients of the Company’s wealth management services, lower interest rates in 2008 are likely to heighten interest in financial market products.

Service charges on deposits were $117,000 or 6.8 percent higher year over year for the first quarter of 2008, with overdraft income higher by $139,000.  Compared to fourth quarter 2007, service charges on deposits were $220,000 or 10.6 percent lower in the first quarter of 2008, with overdraft fees the primary cause as well ($207,000 higher in 2007 in the fourth quarter). Growth rates for remaining service charge fees on deposits have been generally lower, as the trend is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining balance requirements.

In the first quarter of 2008, marine finance fees from the sale of marine loans increased $89,000 or 14.9 percent compared to 2007’s fourth quarter, but compared to the first quarter of 2007 were $41,000 or 5.6 percent lower.  The Company’s marine finance division (Seacoast Marine Finance) produced $43.8 million in loans during the first quarter of 2008, compared to $46.8 million in the first quarter of 2007 and $36.4 million in the fourth quarter of 2007.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.  The production team in California is capable of not only serving California, but Washington and Oregon as well.  Marine Finance production is cyclical with the first quarter each year producing higher revenues.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the first quarter of 2008, debit card income increased $43,000 or 7.6 percent from a year ago, and other deposit based electronic funds transfer (EFT) income decreased $23,000 or 17.6 percent.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA® and MasterCard®.

Mortgage banking revenue for the first quarter of 2008 increased $90,000 or 32.4 percent from the fourth quarter of 2007 but was $87,000 or 19.1 percent lower than the first quarter of 2007.  Mortgage banking revenue as a component of overall noninterest income has diminished, comprising 5.7 percent of noninterest income for all of 2007 and 6.0 percent for the first quarter of 2008. With more favorable interest rates, an increase in applications and loan closings occurred during the first quarter of 2008 (compared to fourth quarter 2007).  While these more favorable conditions could result in the Company experiencing further growth in mortgage banking fees in 2008, results will also depend on the secondary market for residential mortgage loan sales which continues to be somewhat disrupted.

Merchant income was $21,000 or 2.8 percent lower for the first quarter of 2008, compared to one year earlier, and $59,000 or 8.7 percent higher than for the fourth quarter of 2007.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.   The Company’s expansion into new markets the past couple years has positively impacted merchant income but continued economic weakness and the impact on customer spending has offset the positive impacts of increased account acquisitions.

Other income for the first quarter of 2008 included $305,000 related to the redemption of Visa®, Inc. shares, as a result of their initial public offering (IPO).  In addition, fair value adjustments on foreclosed properties resulted in write-offs of $134,000 during the first quarter of 2008, partially offsetting the benefit derived from the Visa redemption.  These items were exclusive to 2008’s first quarter, versus 2007 for the same period.

NONINTEREST EXPENSES

When compared to the first quarter of 2007, total noninterest expenses decreased by $19,000 to $18,684,000, and were $1,108,000 or 5.6 percent lower than fourth quarter 2007’s expenses.  Noninterest expenses in the first quarter of 2008 were in line with management expectations and guidance provided with its fourth quarter earnings release regarding branch consolidations, reductions in staff, marketing costs and other professional fees.

Salaries and wages increased, by $39,000 to $7,935,000 due to new revenue producing staff in the newer markets in the first quarter 2008 compared to the prior year same period.  Included in the salary increase year over year were increases of $163,000 for the Company’s newer markets such as Broward County (up $58,000), Orlando (up $31,000), Brevard County (up $9,000) and Palm Beach County (up $98,000).  These increases were mostly offset with staff eliminations from branch consolidations. As noted in prior discussions, the Company lowered incentive payouts for senior officers and reduced profit sharing compensation as a result of lower than expected earnings performance, and these cost savings will remain in effect in 2008 until the Company produces meaningful earnings improvements.  Full-time equivalent employees totaled 493 at March 31, 2008, compared to 521 at March 31, 2007.

Employee benefit costs increased $338,000 or 20.0 percent to $2,025,000 from the first quarter of 2007.  The Company elected to recognize a higher estimate for claims experience in the first quarter 2008 for its self funded health care plan compared to the first quarter of 2007; however, the Company expects total expense for the entire year for health care claims to be approximately the same as in 2007 due to lower FTE’s resulting in fewer participants in the plan for 2008 offsetting higher health care costs.  Higher claims experience resulted in an increase of $370,000 year over year in group health insurance, and was the primary cause for the overall increase in benefits costs compared to 2007.  Profit sharing accruals for the Company’s 401K plan were lower by $38,000.

Outsourced data processing costs totaled $2,014,000 for the first quarter of 2008, an increase of $69,000 or 3.5 percent from a year ago.  The Company’s subsidiary bank utilizes third parties for its core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis decreased $5,000 to $2,531,000, versus first quarter results last year.  Reducing expense was the sale of certain assets (including leasehold improvements) at the closed WalMart locations, netting the Company approximately $90,000 more than carrying value of assets sold.  Lease payments for bank premises increased $120,000 year over year, but maintenance, repairs and upkeep expenditures were $78,000 lower and partially offsetting.  Also increasing for the first quarter year over year was depreciation, increasing by $39,000 and reflecting the addition of newer offices, as well as furniture and equipment acquired over the past twelve months.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $102,000 or 14.6 percent to $598,000 when compared to a year ago for the first quarter.  Contributing to the decrease, media advertising costs were $167,000 lower, as well as direct mail campaign costs, public relations expenditures, and donations, less than prior year by $15,000, $11,000 and $17,000, respectively.  Partially offsetting were higher agency production costs totaling $115,000, principally one-time costs for television commercial production.

Legal and professional fees totaled $926,000 for the first quarter of 2008, an increase of $94,000 or 11.3 percent from the first quarter of 2007.  Legal fees were $239,000 higher year over year, the primary cause being problem asset resolution.  As expected, other professional fees were lower by $102,000 and the Company benefited from lower accruals for regulatory and Independent registered public accounting firm fees.  Other professional fees were higher in the first quarter of 2007 due to costs related to third party vendors assisting the Company with its review of processes, operations and costs, as well as strategic planning.

Federal Deposit Insurance Corporation (“FDIC”) insurance premiums were reformulated for 2007 and increased as much as $1 million but were more than offset under the FDIC’s new rules by a one-time credit for premiums previously paid that totaled $1,240,000.  Any credit not used in 2007 has been applied in 2008 to reduce insurance assessments in the first quarter.  The Company will have utilized the full benefit of this one-time credit during the second quarter of 2008, therefore FDIC assessments will be greater in the second quarter of 2008 and thereafter by approximately $300,000 per quarter.

Remaining noninterest expenses decreased $463,000 or 15.1 percent to $2,596,000 when comparing the first quarter of 2008 to the same quarter a year ago.  Benefiting 2008 was a $130,000 reversal of an accrual for the Company’s portion of Visa® litigation and settlement costs (recorded in the fourth quarter of 2007), a result of Visa®’s recent, successful IPO eliminating the need for the accrual.  Also decreasing year over year for the quarter were costs for repossessed and foreclosed assets (down $34,000, principally related to higher costs a year ago for an $8 million loan collected during the first quarter of 2007), telephone and data lines (down $45,000), stationery, printing and supplies (down $32,000), bank paid closing costs (down $128,000, paid equity line costs have been more limited), and dealer referral fees for marine loan production (down $55,000).

INCOME TAXES

Income taxes for 2008 were 28.4 percent of income before taxes, compared to 35.8 percent for 2007 in the first quarter.  A state income tax benefit was recorded during the first quarter of 2008 on the Company’s bank subsidiary, a result of lower earnings performance in conjunction with a real estate investment trust (“REIT”) structure originated in 2003.  The Company believes prospective earnings will result in tax provisioning that more than offsets any carry-forward benefit.

FINANCIAL CONDITION

CAPITAL RESOURCES

At March 31, 2008, the Company's total risk-based capital ratio was 12.29 percent, increasing from December 31, 2007’s reported ratio of 12.17 percent and March 31, 2007’s ratio of 11.67 percent.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,877,968,000 at March 31, 2008, $134,674,000 or 7.7 percent more than at March 31, 2007, and $20,421,000 or 1.1 percent less than at December 31, 2007.

The following table details loan portfolio composition at March 31, 2008, December 31, 2007 and March 31, 2007:

	Mar. 31,	Dec. 31,	Mar. 31,
(In thousands)	2008	2007	2007
Construction and land development
Residential	$282,401	$295,082	$351,607
Commercial	239,768	242,448	146,951
	522,169	537,530	498,558
Individuals	71,823	72,037	82,209
	593,992	609,567	580,767

Real estate mortgage
Residential real estate
Adjustable	317,621	319,470	285,368
Fixed rate	89,061	87,506	87,872
Home equity mortgages	91,731	91,418	97,328
Home equity lines	56,340	59,088	51,379
	554,753	557,482	521,947
Commercial real estate	549,922	517,332	444,541
	1,104,675	1,074,814	966,488

Commercial and financial	93,933	126,695	112,110

Installment loans to individuals	84,926	86,362	83,222

Other loans	442	951	707
Total	$1,877,968	$1,898,389	$1,743,294

Loan growth over the past twelve months was largely centered in commercial real estate mortgage loans and commercial development loans offset by declines in residential development, residential construction, and commercial and financial loans.  As shown in the table above, commercial construction and land development loans increased $92,817,000 to $239,768,000 at March 31, 2008 and commercial real estate mortgages increased $105,381,000 to $549,922,000.  Residential mortgage loans and home equity lines combined, increased by $32,806,000 during the past twelve months to $554,753,000.  Partially offsetting these increases were declines in residential construction and land development loans of $69,206,000 to $282,401,000 at March 31, 2008, residential construction and lot loans to individuals which declined by $10,386,000 to $71,823,000, and commercial and financial loans that were $18,177,000 lower and totaled $93,933,000 at the end of the first quarter 2008.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at March 31, 2008 and March 31, 2007:

March 31		2008			2007
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development
Residential:
Condominiums	$57.2	$6.8	$64.0	$84.4	$44.5	$128.9
Town homes	23.8	1.9	25.7	9.9	3.9	13.8
Single Family Residences	62.7	14.5	77.2	100.9	64.3	165.2
Single Family Land & Lots	106.1	16.6	122.7	107.7	26.2	133.9
Multifamily	32.6	14.5	47.1	48.7	8.4	57.1
	282.4	54.3	336.7	351.6	147.3	498.9
Commercial:
Office buildings	29.1	5.3	34.4	17.6	8.6	26.2
Retail trade	60.4	11.5	71.9	12.5	8.7	21.2
Land	92.5	15.5	108.0	93.4	25.0	118.4
Industrial	16.9	5.8	22.7	8.9	8.7	17.6
Healthcare	1.0	--	1.0	2.5	1.0	3.5
Churches & educational facilities	--	0.5	0.5	1.8	0.8	2.6
Lodging	--	--	--	4.8	10.3	15.1
Convenience stores	1.8	--	1.8	0.5	0.8	1.3
Marina	26.8	7.6	34.4	2.2	2.8	5.0
Other	11.3	5.5	16.8	2.8	8.6	11.4
	239.8	51.7	291.5	147.0	75.3	222.3
	522.2	106.0	628.2	498.6	222.6	721.2

Individuals:
Lot loans	39.4	--	39.4	40.5	--	40.5
Construction	32.4	14.5	46.9	41.7	22.0	63.7
	71.8	14.5	86.3	82.2	22.0	104.2
Total	$594.0	$120.5	$714.5	$580.8	$244.6	$825.4

The construction period for commercial real estate generally ranges from 18-24 months.  Demand in the Company’s market area over the past few years provided the opportunity for growth in these type loans.

There has been a slowing in residential real estate activity in most of the Company’s markets, resulting in increases of inventory for finished new housing units.  Sales prices for both new and existing residential housing have moderated, declining from their market highs.  The Company anticipates that the slowing of loan growth evident over the past couple quarters will continue in 2008, in part due to slowing demand but also to repayments of existing construction loans.

The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $522,169,000 at March 31, 2008:

Florida County	% of Total Construction and Land Development Loans

Indian River	19.0%
Palm Beach	17.8
St. Lucie	13.8
Martin	13.1
Brevard	7.4
Orange	6.3
Volusia	3.7
Lee	3.1
Osceola	3.0
Highlands	3.0
Dade	2.1
Miami-Dade	1.8
Okeechobee	1.2
Broward	1.1
Charlotte	0.9
Bradford	0.6
Lake	0.6
Marion	0.4
Collier	0.4
Hendry	0.3
Other	0.4
Total	100.0%

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2008 aggregated to $186.7 million (versus $184.7 million a year ago) and for the top 66 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $607.7 million (compared to 69 relationships aggregating to $673.7 million a year ago).

Commercial real estate mortgage loans were comprised of the following loan types at March 31, 2008 and 2007:

March 31		2008			2007
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Office buildings	$144.3	$2.2	$146.5	$113.4	$2.8	$116.2
Retail trade	83.8	0.7	84.5	62.0	2.1	64.1
Industrial	104.3	1.5	105.8	66.3	0.6	66.9
Healthcare	39.9	0.9	40.8	40.5	1.3	41.8
Churches and educational facilities	40.2	0.2	40.4	32.9	3.9	36.8
Recreation	2.8	0.4	3.2	4.4	0.4	4.8
Multifamily	20.0	1.6	21.6	8.4	--	8.4
Mobile home parks	3.2	--	3.2	3.0	--	3.0
Lodging	27.9	0.2	28.1	16.9	--	16.9
Restaurant	8.0	1.2	9.2	11.2	1.1	12.3
Agriculture	12.4	1.1	13.5	24.5	5.7	30.2
Convenience Stores	23.1	--	23.1	22.2	--	22.2
Other	40.1	0.9	41.0	38.8	1.3	40.1
Total	$550.0	$10.9	$560.9	$444.5	$19.2	$463.7

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $287 million and $263 million, respectively, at March 31, 2008, compared to $197 million and $248 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At March 31, 2008, approximately $318 million or 64 percent of the Company's residential mortgage loan balances were adjustable, compared to $285 million or 61 percent a year ago.  Loans secured by residential properties having fixed rates totaled approximately $181 million at March 31, 2008, of which 15- and 30-year mortgages totaled approximately $37 million and $52 million, respectively.  The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  The Company also has a small home equity line portfolio totaling approximately $56 million at March 31, 2008.  In comparison, loans secured by residential properties having fixed rates totaled approximately $185 million at March 31, 2007, with 15- and 30-year fixed rate residential mortgages totaling approximately $38 million and $50 million, respectively.

Commercial and financial loans decreased and totaled $93,933,000 at March 31, 2008, compared to $112,110,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $84,926,000 (versus $83,222,000 a year ago), real estate construction loans to individuals secured by residential properties totaling $32,392,000 (versus $40,848,000 a year ago), and residential lot loans to individuals totaling $39,431,000 (versus $41,361,000 a year ago).

Overall loan growth is expected to be in a range of negative 5 percent to 3 percent growth in 2008 due in part to the dramatic slowing of residential real estate sales activity in all of the Company’s markets and lower demand for commercial loans in the newer metro markets of Orlando, West Palm Beach and Fort Lauderdale.  The Company has placed increased emphasis on non-residential mortgage loan growth within its market footprint and the Company’s expansion into new markets over the past few years has broadened its geographic focus into more metropolitan areas with a focus on selectively acquiring market share.

At March 31, 2008, the Company had commitments to make loans (excluding unused home equity lines of credit) of $247,466,000, compared to $371,245,000 at March 31, 2007.

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable losses inherent in the loan portfolio.

The allowance for loan losses totaled $23,000,000 at March 31, 2008, $8,760,000 higher than one year earlier and $1,098,000 more than at December 31, 2007.  The ALLL framework has three basic elements: specific allowances for loans individually evaluated for impairment, a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics which are not individually evaluated, and qualitative elements which are subjective and require a high degree of management judgment and are based on other inherent risk factors and imprecision associated with the modeling and estimation processes. Management continually evaluates the ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

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

The allowance as a percentage of loans outstanding has increased appropriately over the past several quarters reflecting the increased probable losses inherent in the loan portfolio, from 0.82 percent at March 31, 2007, to 0.84 percent at June 30, 2007, to 1.19 percent at September 30, 2007, to 1.15 percent at December 31, 2007, and to 1.22 percent at March 31, 2008.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

During the first three months of 2008, net charge-offs totaled $4,401,000, consisting of $3,500,000 in net charge-offs related to nonperforming residential construction and land development loans, $688,000 in net charge-offs for commercial and commercial real estate loans, $125,000 in net charge-offs related to residential real estate and $88,000 in net charge-offs for consumer loans.  A year ago, net charge-offs of $125,000 were recorded during the first three months.

Concentration of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At March 31, 2008, the Company had $1,699 million in loans secured by real estate, representing 90.5 percent of total loans, up slightly from 88.8 percent at March 31, 2007.  In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.  The Company has a meaningful credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of 27.8 percent of total loans at March 31, 2008, versus 28.6 percent at March 31, 2007.  The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the ALLL.

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

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate.  This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process.  Our bank regulators have generally agreed with our credit assessments, however the regulators could seek additional provisions to our allowance for loan losses and additional capital in light of the risks of our markets and credits.  As a result of economic conditions in our markets and our real estate exposure the bank regulators could, based on their evaluations of our credit quality, impose regulatory enforcement actions to implement such actions.

NONPERFORMING ASSETS

At March 31, 2008, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned (foreclosed property) was 3.50 percent, compared to 0.23 percent one year earlier and 3.61 percent at December 31, 2007.  Nonperforming assets at March 31, 2008 totaled $65,670,000 and are comprised of $64,730,000 of nonaccrual loans and $940,000 of other real estate owned.  In comparison, nonperforming assets totaled $68,569,000 at December 31, 2007 (comprised of $67,834,000 of nonaccrual loans and $735,000 of other real estate owned) and $4,088,000 at March 31, 2007 (comprised of $3,955,000 of nonaccrual loans and $133,000 of other real estate owned).  At March 31, 2008, virtually all nonaccrual loans were secured with real estate.  The majority of nonaccrual loans are land and acquisition and development loans related to the residential market that were added to nonaccrual loans in the third and fourth quarters of 2007.  These loans continue to be monitored monthly and are in the process of collection through foreclosure, refinancing or sale.  Current residential real estate sales volumes are low compared to prior years, and market prices have been declining since mid-2006.  At March 31, 2008, loans totaling $65,006,000 (including all nonaccrual loans) were considered impaired and $1,596,000 of the allowance for loan losses was allocated for potential losses on these loans.

Management believes that nonperforming loans will experience variability over the next few quarters that could result in increased net charge offs and loan loss provisioning.  Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.  No assurance can be given that nonperforming assets will not in fact increase or otherwise change.

SECURITIES

At March 31, 2008, the Company had $8,994,000 in trading securities, $254,395,000 in securities available for sale, and securities held for investment carried at $31,061,000.  The Company's securities portfolio decreased $124,285,000 or 29.7 percent from March 31, 2007, and $6,279,000 or 2.1 percent from December 31, 2007.  Maturities of securities of $18.1 million and purchases totaling $9.8 million were transacted during the first three months of 2008.

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

At March 31, 2008, available for sale securities totaling $254,395,000 had gross losses of $1,764,000 and gross gains of $4,558,000, compared to gross losses of $297,000 and gross gains of $284,000 at March 31, 2007.  All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews in the first quarter of 2008, it was determined that no impairment charges related to securities owned with unrealized losses were deemed other than temporarily impaired this quarter since the Company has the present intent and ability to retain these securities until recovery.

Company management considers the overall quality of the securities portfolio to be high.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits increased $56,158,000 or 3.0 percent to $1,945,738,000 at March 31, 2008 compared to one year earlier, reflecting the strength of the Company’s core deposit franchise.   Certificates of deposit (CDs) increased $37,886,000 or 6.4 percent to $629,318,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) increased $89,769,000 or 10.0 percent to $986,794,000, and noninterest bearing demand deposits decreased $71,497,000 or 17.8 percent to $329,626,000.  Deposits increased significantly during the fourth quarter of 2007, increasing $131.6 million or 7.1 percent, a result of normal seasonal deposit increases and higher average public fund deposit balances due to credit concerns relating to a state run investment fund.  Since year-end 2007 deposits have declined $41,595,000 or 2.1 percent, in large part due to portions of the increased public fund deposits either being disbursed or placed in investments other than bank deposits.

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

The Company expects it will be successful generating deposits by marketing desirable products, in particular its array of money market and NOW product offerings.  The Company’s entrance into new markets, including Palm Beach County, the Broward County market, and central Florida provide an opportunity to enhance overall deposit growth, including lower cost interest bearing deposits.  During the first quarter of 2008, the Company instituted a focused retail deposit growth plan which improved deposit growth over the last two months of the quarter, and has focused its commercial lenders on growing low cost commercial deposits as well.  The combined deposit growth from these efforts is expected to assist in offsetting seasonal deposit declines that normally occur in the second and third quarters each year.

Repurchase agreement balances decreased over the past twelve months by $22,878,000 or 19.4 percent to $94,896,000 at March 31, 2008.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  At March 31, 2008, the number of sweep repurchase accounts was 250, compared to 209 a year ago.  No federal funds purchased were outstanding at March 31, 2008, versus $95 million at March 31, 2007.  The Company does utilize federal funds purchased during periods of temporary gaps between loan funding, principal repayments and deposit growth. As previously noted, federal funds purchased were paid off in April 2007 with proceeds from the sale of securities.

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

Credit risk of these transactions is managed by establishing a credit limit for each counterparty and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at March 31, 2008 included derivative product assets of $307,000.  In comparison, at March 31, 2007 derivative product liabilities of $399,000 were outstanding.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $312 million at March 31, 2008 and $433 million at March 31, 2007.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent Asset and Liability Management Committee (ALCO) model simulations indicate net interest income would increase 3.0 percent if interest rates gradually rise 200 basis points over the next twelve months and 1.1 percent if interest rates gradually rise 100 basis points. The model simulation indicates net interest income would decrease by 0.4 percent over the next twelve months given a gradual decline in interest rates of 100 basis points and 1.6 percent if interest rates gradually decline 200 basis points

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 20.3 percent at December 31, 2007.  For the first quarter of 2008, the gap remains negative, close to December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company also has access to borrowed funds such as federal funds and Federal Home Loan Bank (FHLB) lines of credit and is able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At March 31, 2008, the Company had available lines of credit of $336 million.   The Company had $50 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $99,504,000 at March 31, 2008 as compared to $99,826,000 at March 31, 2007.  The composition of cash and cash equivalents has changed from a year ago.  Over the past twelve months cash and due from banks declined $34,032,000 or 34.6 percent while federal funds sold and interest bearing deposits increased $33,710,000 to $35,217,000.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

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

The Company also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analysis.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 1.9 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 5.3 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2008 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Issuer purchases of equity securities during the first quarter of 2008 were as follows:

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

     $12.46

   664,166

      160,834

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

May 9, 2008

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

Chairman &

Chief Executive Officer

May 9, 2008

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#