Form 10-Q/A
period 2008-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2008-11-10
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES

EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________.

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

Large Accelerated      Accelerated      Non-Accelerated

Small Reporting Company [  ]

Filer  [  ]

                     Filer  [X]          Filer  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  [  ]       No  [X]

Common Stock, $.10 Par Value – 19,229,363 shares as of September 30, 2008

#

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I	FINANCIAL INFORMATION	PAGE #

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets – September 30, 2008 and December 31, 2007	3-4

	Condensed consolidated statements of income – Three months and nine months ended September 30, 2008 and 2007	5

	Condensed consolidated statements of cash flows – Nine months ended September 30, 2008 and 2007	6-7

	Notes to condensed consolidated financial statements	8-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	52

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53 - 55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults upon Senior Securities	55
Item 4.	Submission of Matters to a Vote of Security Holders	56
Item 5.	Other Information	56
Item 6.	Exhibits	56

SIGNATURES		57

#

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$38,927	$50,490
Federal funds sold and interest bearing deposits	11,256	47,985
Total cash and cash equivalents	50,183	98,475
Securities:
Trading (at fair value)	0	13,913
Available for sale (at fair value)	267,661	254,916
Held for investment (fair values: $28,442 at September 30, 2008 and $31,682 at December 31, 2007)	29,120	31,900
TOTAL SECURITIES	296,781	300,729
Loans held for sale	2,701	3,660
Loans	1,742,626	1,898,389
Less: Allowance for loan losses	(32,648)	(21,902)
NET LOANS	1,709,978	1,876,487
Bank premises and equipment, net	43,397	40,926
Other real estate owned	4,551	735
Goodwill and other intangible assets	55,508	56,452
Other assets	61,515	42,410
	$2,224,614	$2,419,874
LIABILITIES
Deposits	$1,838,792	$1,987,333
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	71,325	88,100
Borrowed funds	65,004	65,030
Subordinated debt	53,610	53,610
Other liabilities	11,434	11,420
	2,040,165	2,205,493

#

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2008	December 31, 2007
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, none issued or outstanding	0	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 19,284,474 and outstanding 19,229,363 shares at September 30, 2008, issued 19,194,174 and outstanding 19,110,089 shares at December 31, 2007	1,928	1,920
Other shareholders’ equity	182,521	212,461
TOTAL SHAREHOLDERS’ EQUITY	184,449	214,381
	$2,224,614	$2,419,874

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest and fees on loans	$27,146	$34,316	$86,525	$99,796
Interest and dividends on securities	3,508	3,157	10,805	11,648
Interest on federal funds sold	322	298	1,074	1,211
TOTAL INTEREST INCOME	30,976	37,771	98,404	112,655
Interest on deposits	10,367	14,067	33,579	39,845
Interest on borrowed money	1,492	2,645	5,061	8,979
TOTAL INTEREST EXPENSE	11,859	16,712	38,640	48,824
NET INTEREST INCOME	19,117	21,059	59,764	63,831
Provision for loan losses	10,241	8,375	57,978	8,932
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,876	12,684	1,786	54,899
Noninterest income
Securities gains (losses)	0	22	355	(5,072)
Other income	5,074	6,019	17,078	18,951
TOTAL NONINTEREST INCOME	5,074	6,041	17,433	13,879
TOTAL NONINTEREST EXPENSES	19,900	19,027	57,824	57,631
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)	(5,950)	(302)	(38,605)	11,147
Income taxes (benefit)	(2,502)	(587)	(15,604)	3,285
NET INCOME (LOSS)	$(3,448)	$ 285	$(23,001)	$7,862

PER SHARE COMMON STOCK:
Net income (loss) diluted	$(0.18)	$0.01	$(1.21)	$0.41
Net income (loss) basic	(0.18)	0.02	(1.21)	0.41

Cash dividends declared	0.01	0.16	0.33	0.48

Average shares outstanding – diluted	19,030,758	19,165,880	18,981,944	19,180,773
Average shares outstanding – basic	19,030,758	18,924,665	18,981,944	18,946,759

See notes to condensed consolidated financial statements.

#

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities
Interest received	$ 98,436	$ 109,949
Fees and commissions received	17,397	18,974
Interest paid	(39,094)	(48,369)
Cash paid to suppliers and employees	(53,031)	(53,815)
Income taxes paid	(3,481)	(8,545)
Trading securities activity	14,000	(13,469)
Origination of loans held for sale	(161,231)	(168,109)
Proceeds from loans held for sale	162,190	172,164
Net change in other assets	470	(77)

Net cash provided by operating activities	35,656	8,703

Cash flows from investing activities
Maturities of securities available for sale	23,244	59,697
Maturities of securities held for investment	2,775	9,823
Proceeds from sale of securities available for sale	13,391	85,551
Proceeds from sale of securities held for investment	0	148,475
Purchases of securities available for sale	(52,593)	(103,719)
Net new loans and principal repayments	104,441	(160,655)
Proceeds from sale of Federal Home Loan Bank Stock and Federal Reserve Bank stock	0	10,125
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(174)	(11,255)
Proceeds from sale of other real estate owned	533	32
Additions to bank premises and equipment	(4,881)	(4,522)
Net cash provided by investing activities	86,736	33,552
Cash flows from financing activities
Net decrease in deposits	(148,515)	(35,289)
Net decrease in federal funds purchased and repurchase
agreements	(16,775)	(64,592)
Net increase in borrowings and subordinated debt	0	25,372
Stock based employee benefit plans	897	458
Dividends paid	(6,291)	(9,134)
Net cash used in financing activities	(170,684)	(83,185)

Net decrease in cash and cash equivalents	(48,292)	(40,930)
Cash and cash equivalents at beginning of period	98,475	92,215

Cash and cash equivalents at end of period	$ 50,183	$ 51,285

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Net (loss) income	$(23,001)	$ 7,862
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,553	2,393
Accretion of premiums and discounts on securities	(401)	(981)
Other amortization and accretion	349	42
Trading securities activity	14,000	(13,469)
Change in loans held for sale, net	959	4,055
Provision for loan losses	57,978	8,932
Gains on sale of securities	(355)	(46)
Securities restructuring losses	0	5,118
Gains on sale of loans	(45)	(29)
Losses and write-downs of other real estate owned	315	31
Gains on disposition of fixed assets	(103)	(8)
Change in interest receivable	1,028	(802)
Change in interest payable	(454)	486
Change in prepaid expenses	89	(95)
Change in accrued taxes	(18,370)	(4,633)
Change in other assets	470	(77)
Change in other liabilities	644	(76)

Net cash provided by operating activities	$35,656	$ 8,703

Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$(3,859)	$ 1,983
Transfer of loans to other real estate owned	4,664	303
Transfer from securities available for sale to trading	0	3,974

See notes to condensed consolidated financial statements.

#

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

NOTE C - COMPREHENSIVE INCOME (LOSS)

At September 30, 2008 and 2007, comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net income (loss)	$(3,448)	$285	$(23,001)	$7,862

Unrealized gains (losses) on securities available for sale (net of tax)	(2,426)	956	(2,265)	(648)

Net reclassification adjustment	0	0	(138)	2,108
Comprehensive income (loss)	$(5,874)	$1,241	$(25,404)	$9,322

NOTE D– BASIC AND DILUTED EARNINGS PER COMMON SHARE

Equivalent shares of 491,000 related to stock options and stock settled appreciation rights for the period ended September 30, 2007 were excluded from the computation of diluted EPS because they would have been anti-dilutive; 918,000 equivalent shares were excluded for the period ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Basic:
Net income (loss)	$(3,448)	$285	$(23,001)	$7,862
Average shares outstanding	19,030,758	18,924,665	18,981,944	18,946,759
Basic EPS	$(0.18)	$0.02	$(1.21)	$0.41

Diluted:
Net income (loss)	$(3,448)	$285	$(23,001)	$7,862
Average shares outstanding	19,030,758	18,924,665	18,981,944	18,946,759
Net effect of dilutive options and stock settled appreciation rights issued to executives	106,656	241,215	111,440	234,014

TOTAL	19,137,414	19,165,880	19,093,384	19,180,773

Diluted EPS (a)	$(0.18)	$0.01	$(1.21)	$0.41

(a) Calculated using average basic common shares for the third quarter and nine months ended September 30, 2008.

NOTE E – FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the fair value of actively traded or hedged assets and liabilities.  Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet.  The Company elected to early-adopt SFAS 157 and SFAS 159, as of January 1, 2007.  The financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active on October 10, 2008 to amend and clarify SFAS 157.  Under SFAS 157, “Fair Value Measurements”, and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", fair value measurements for items measured at fair value at September 30, 2008 and 2007 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2008
Available for sale securities	$ 267,661		$ 267,661
Loans held for sale	2,701		$ 2,701
Loans (2)	68,620		8,052	$60,568
Derivative product assets	85		85
Other real estate owned (1)	4,551		4,551

September 30, 2007
Trading securities	17,955	17,955
Available for sale securities	205,174		205,174
Loans held for sale	1,833		1,833
Loans (2)	32,742		335	32,407
Derivative product liabilities	251		251
Other real estate owned (1)	240		240

(1) Fair value is measured on a nonrecurring basis in accordance with SFAS No. 144.

(2) See Note F.  Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  When appraisals are used to determine fair value and the appraisals are based on a market approach, the related loan’s fair value is classified as Level 2 input.  The fair value of loans based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, is classified as Level 3 inputs.

For trading securities, derivative product assets and liabilities, and loans held for sale, the realized and unrealized gains and losses are included in earnings in noninterest income or net interest income, as appropriate, and were not material for the three and nine-month periods ended September 30, 2008 and 2007.

NOTE F – IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

At September 30, 2008 and 2007, the Company’s recorded investment in impaired loans and related valuation allowance was as follows:

	2008		2007
(Dollars in thousands)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

Impaired loans without an allowance	$38,839	$ 0	$10,757	$ 0
Impaired loans with an allowance	38,252	8,471	28,778	6,793
TOTAL	$77,091	$8,471	$39,535	$6,793

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

Nonaccrual loans and accruing loans past due 90 days or more at September 30 were $75,793,000 and $1,297,000, respectively, for 2008 and $45,654,000 and $530,000, respectively for 2007.

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

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations (SFAS 141(R)), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition costs and restructuring costs would now be expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill is recorded as if a 100% interest was acquired.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

EITF 08-5:  Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement was ratified on September 24, 2008.  The EITF addresses whether the effect of a third-party guarantee or other credit enhancement that is inseparable from a liability instrument should be included by the issuer when measuring the liability at fair value. The requirements would apply to fair-value measurements of liabilities for disclosure purposes as well as to fair-value measurements included in amounts on the face of the financial statements. The EITF does not address how the holder should account for the instrument with the credit enhancement and has no impact on how Company accounts for these instruments. The EITF would be applied prospectively for the reporting period beginning after December 15, 2008.

FSP FAS 133-1 and FIN 45-4 – Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 was issued on September 12, 2008.  The Staff Position’s provisions apply to freestanding credit derivatives subject to Statement 133, hybrid instruments with embedded credit derivatives, and guarantees subject to Interpretation 45.  The Staff Position amends Statement 133 to require sellers of credit derivatives, whether freestanding or embedded in hybrid instruments, to disclose information “to enable users of financial statements to assess” the potential effect of the instruments on the reporting company’s financial position, financial performance and cash flows.  The Staff Position is effective prospectively for annual or interim reporting periods ending after November 15, 2008.  The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how Company accounts for these instruments.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." Under the FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the "two-class method." The FSP will be effective for the Company on January 1, 2009, and will require restatement of all prior periods presented.

In August 2008, the FASB also issued a revised Exposure Draft of a proposed amendment to FASB Statement No. 128, "Earnings per Share." This proposed amendment seeks to simplify the method of calculating EPS, while promoting the international convergence of accounting standards. This proposed amendment reaffirms the requirements of FSP EITF 03-6-1 for basic EPS and also changes the calculation of diluted EPS.  The Exposure Draft does not contain an effective date.  The Company is currently evaluating the impact of these changes.

#

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2008

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

NEW OFFICES / CLOSURES FOR 2008

During the first quarter of 2008, the Company’s banking subsidiary consolidated three branch locations; the Ft. Pierce Wal-Mart branch office in St. Lucie County was merged with an existing full service branch and closed on February 28, 2008, the Mariner Square branch in Martin County and the Juno Beach branch in Palm Beach County were consolidated with a newer branch serving the same market and were closed on March 31, 2008.  A new branch in western Port St. Lucie, Florida in an area with major retail development on Gatlin Boulevard was opened in March 2008.  The Company also upgraded its Arcadia branch location in DeSoto County, significantly increasing this location’s size in April 2008.   A second branch in Brevard County and a new, more accessible office replacing the Rivergate branch in St. Lucie County were constructed and opened on April 28, 2008 and June 9, 2008, respectively.  A new, more visible Ft. Pierce branch opened on October 22, 2008 replacing our prior location in Ft. Pierce that was sold.  A new branch office in the same shopping plaza as our existing Wedgewood branch in Martin County but with better ingress and egress on a corner of U.S. Highway One will replace the existing office and should be open by year-end 2008.  Finally, building improvements at the Beachland office in Indian River County began in November 2008, with branch personnel moving to a separate, leased facility in close proximity while construction occurs.

EARNINGS SUMMARY

A net loss for the third quarter of 2008 was recorded totaling $(3,448,000) or $(0.18) per share compared to a net loss of $(21,316,000) or $(1.12) per share in the second quarter of 2008 and net income of $285,000 or $0.01 per diluted share in the third quarter of 2007.

As forecast last quarter, earnings for the third quarter of 2008 were improved from second quarter 2008, as the provision for loan losses was significantly lower than the $42.2 million provision charged to second quarter 2008 earnings.  While improved, earnings for the third quarter of 2008 continued to be impacted by elevated nonperforming assets that reduced net interest income, produced higher net loan charge-offs, and increased legal and professional fees.  During the third quarter of 2008, the Company was successful in reducing its exposure to certain, larger nonperforming residential construction and land development loans through sales and continued to strengthen its reserve for loan losses, reflecting some ongoing concern regarding collateral valuations.  Noninterest expenses were nearly unchanged from a year ago, consistent with expectations.  Noninterest income was lower as a result of both seasonal slowness in our markets and weakened economic conditions.

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

Allowance and Provision for Loan Losses

The information contained on pages 20-22 and 28-38 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Fair Value of Securities Classified as Trading and Available for Sale

At September 30, 2008, no trading securities were outstanding and available for sale securities totaled $267,661,000.  The fair value of the available for sale portfolio at September 30, 2008 was less than historical amortized cost, producing net unrealized losses of $3,360,000 that have been included in other comprehensive loss as a component of shareholders’ equity.  The Company made no change to the valuation techniques used to determine the fair values during the first nine months of 2008.  The fair value of each security available for sale or trading is obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s security holdings is investment grade and higher and the securities are traded in liquid markets.  Negative changes in the fair values, as a result of unforeseen deteriorating economic conditions, should only be temporary.  Further, management believes that the Company’s other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolio, reduces the risk that losses would be realized as a result of needed liquidity from the securities portfolio.

Goodwill Impairment

The Company’s goodwill is tested periodically for impairment.  The amount of goodwill at September 30, 2008 totaled $49.8 million, and results from the acquisitions of three separate community banks whose operations have been fully integrated into one operating subsidiary bank of the Company.

The assessment as to the continued value of goodwill involves judgments, assumptions and estimates.  At year-end 2007, the Company’s closing price per share in the open market approximated 92 percent of book value per share which was considered as a possible indication of impairment. The Company updated its assessment using the assistance of an independent third party. In performing the analysis, management considered the make-up of assets and liabilities (loan and deposit composition), scarcity value, capital ratios, market share, credit quality, control premiums, the type of financial institution, its overall size, the various markets in which the institution conducts business, as well as, profitability.  Based upon the results of this analysis, management concluded that goodwill had suffered no impairment at December 31, 2007.  Over the last six months (since March 31, 2008) bank stocks traded in a relatively wide range, at times reflecting price appreciation up to 10 percent as well as depreciation of up to 40 percent.  Seacoast’s closing price at September 30, 2008 approximated 112 percent of book value on that date.  The Company’s stock price has been more volatile and management believes the decline or rise in its stock price is reflective of general market factors affecting the banking industry as a whole and is unrelated to goodwill impairment.  Management will continue to periodically test goodwill for impairment, and during this period of economic stress and uncertainty, this could result in a future determination that goodwill is impaired.

The Company’s highly visible local market orientation, combined with a wide range of products and services and favorable demographics, provides the Company with a wide range of opportunities to increase sales volumes, both to existing and prospective customers, resulting in increasing profitability in these markets over the long term.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of our business activities.  These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company involves internal and external experts, such as attorneys, consultants and other professionals, in assessing probability and in estimating any amounts involved.  Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved.  Changes in these assessments can lead to changes in recorded reserves.  In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims.  Management is not aware of any significant probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2008 totaled $19,186,000 declining $1,048,000 or 5.2 percent from the second quarter of 2008 total of $20,234,000, and lower than third quarter 2007’s result by $1,961,000 or 9.3 percent.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
Third quarter 2007	21,147	3.94
Fourth quarter 2007	20,724	3.71
First quarter 2008	20,562	3.74
Second quarter 2008	20,234	3.69
Third quarter 2008	19,186	3.57

Net interest margin on a tax equivalent basis for the third quarter of 2008 was 3.57 percent, lower by 12 basis points compared to second quarter 2008, and lower by 37 basis points year over year.  Improvements in net interest margin to 4.09 percent for the second quarter of 2007 (up 17 basis points from 3.92 percent in the first quarter of 2007) reflected the effect of management’s restructuring of the investment portfolio during April 2007.  Since then, the Company has operated in a more challenging lending environment with unrecognized interest on loans placed on nonaccrual, the primary contributor to a weaker net interest income and margin in the third and fourth quarter of 2007, as well as the first, second, and third quarters of 2008.

The composition or mix of earning assets was very similar year over year.  For the third quarter 2008, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 84.2 percent, slightly lower when compared to 87.6 percent a year ago.  Average securities as a percent of average earning assets increased to 13.3 percent for the third quarter of 2008 compared to 11.4 percent for the same period in 2007 and federal funds sold and other investments increased to 2.5 percent from 1.0 percent from the same period in 2007.  In addition to average total loans decreasing slightly as a percentage of earning assets, the mix of loans changed slightly as well, with commercial and commercial real estate volumes representing 60.1 percent of total loans at September 30, 2008 (compared to 62.6 percent a year ago at  September 30, 2007) and residential loan balances (including home equity loans and lines, and construction loans) representing 35.6 percent of total loans (versus 33.2 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for third quarter 2008 was 5.78 percent, 127 basis points lower than for third quarter 2007 and 11 basis points lower than for second quarter 2008, a reflection of the declining interest rate environment and increase in nonaccrual loans (see “Nonperforming Assets”).  The Federal Reserve decreased interest rates 100 basis points between September 2007 and the end of 2007, and an additional 225 basis points from year-end 2007 to the end of September 2008.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2008	2008	2008	2007	2007
Yield	5.78%	5.89%	6.40%	6.71%	7.05%

The yield on loans declined 129 basis points to 6.01 percent over the last twelve months for the same reasons noted above.  The yield on investment securities was lower to a lesser degree, decreasing 30 basis points year over year to 4.99 percent.  The investment portfolio at the beginning of the second quarter of 2007 was restructured when approximately $225 million in securities with an average yield of 3.87 percent were sold and reinvested at higher rates.  As previously noted, interest rates have declined since then and principal pay-downs and maturities reinvested have been at lower rates.  Federal funds sold (and other investments) yielded 2.41 percent for the third quarter 2008, lower when compared to 5.53 percent a year ago for the same period.

Average earning assets for the third quarter of 2008 decreased $70.9 million or 3.2 percent compared to the second quarter of 2008.  Average loan balances over the same period decreased $55.7 million (or 3.0 percent) to $1,798.4 million, average federal funds sold and other investments decreased $11.3 million to $53.2 million, and average investment securities were nominally different, decreasing $3.9 million or 1.3 percent to $284.9 million.

Consistent with first and second quarters’ results for 2008, loan growth in the third quarter was much slower and in fact declined from the prior year, with total loans outstanding decreasing year over year by $150.5 million or 7.9 percent, compared with an increase of $165.3 million or 9.5 percent for the year ended December 31, 2007.  Commercial and commercial real estate loan production for the third quarter of 2008 totaled $33 million, compared to $19 million and $57 million for the second and first quarter of 2008, respectively, and $146 million for the third quarter of 2007.  Loan demand is expected to remain weak.  Economic conditions in the markets the Company serves are expected to be more challenging over the remainder of 2008 and into 2009, and the Company expects loan growth to remain weak.

Closed residential loan production for the third quarter of 2008 totaled $22 million, of which $8 million was sold servicing released.  In comparison, $30 million in residential loans were produced in the second and first quarters of 2008 (aggregating to $60 million), with $18 million and $14 million sold servicing released, respectively, and $31 million was produced in the third quarter of 2007, with $11 million sold servicing released.  While sales activities have increased compared to a year ago, demand for residential real estate mortgage remains weak.

During the third quarter of 2008, maturities of securities totaled $19.1 million (including $5.1 million in pay-downs), no security sales were transacted, and security portfolio purchases totaled $20.0 million.  In comparison, during the second quarter of 2008, maturities of securities totaled $16.8 million (including $7.7 million in pay-downs), $13.0 million in security sales were transacted, and security portfolio purchases totaled $22.8 million, and during the first quarter of 2008, maturities of securities totaled $18.1 million (including $5.1 million in pay-downs), $400,000 in securities sales were transacted, and security portfolio purchases totaled $9.8 million.  A single security sale was transacted during the second quarter providing a $355,000 gain.  Purchases of securities during 2008 have been conducted principally for pledging requirements and to reinvest funds from the sale and pay-downs.

Average total deposits for the third quarter of 2008 decreased $44.7 million from second quarter 2008’s average balance, and compared to a $9.2 million increase in average balances during the second quarter of 2008 from first quarter 2008 and a $12.3 million increase in average balances for the first quarter of 2008 from fourth quarter 2007.  Deposit growth in both the second and third quarter is historically challenging due to seasonal declines, but was stronger than expected due to the Company instituting a focused retail deposit growth strategy earlier in 2008.  Consumer deposit growth in most of the Company’s markets was stronger than expected, with new household deposit balances and services per household each increasing by 16 percent compared to the same period in 2007 and improved customer retention.  Offsetting this success, business deposit growth was weaker due to the economic slowdown and deposit declines in the Company’s Orlando region, and lower deposit balances for local municipalities and governmental agencies that maintain significantly higher balances from November to April each year.  In total, ending deposit balances at September 30, 2008 were lower year over year by $16.9 million, or 0.9 percent.

As a result of retail promotional efforts, the average balance for lower cost interest bearing deposits (NOW, savings and money market) continues to represent a significant component favorably affecting the Company’s net interest margin, totaling 56.3 percent of average total interest bearing deposits during the third quarter of 2008, versus 58.4 percent a year ago.  Average certificates of deposit (CDs) (a higher cost component of interest bearing deposits) increased to 43.7 percent of interest bearing deposits from 41.6 percent a year ago.  The recent turmoil in financial markets (stocks, bonds, etc.) has incented customers to seek safety in bank CDs that are insured by the Federal Deposit Insurance Corporation (FDIC), even as the Federal Reserve continued its shift to lower rates.  On July 1, 2008, the Company’s subsidiary bank joined the Certificate of Deposit Registry (CDARs) whereby customers of the bank can have their deposits safely insured with a visit to any one participating CDARs bank; the timeliness of adding this vehicle as an offering benefited retention efforts during the recent financial market disruption and provided a new product offering to homeowners associations concerned with the vested interests of numerous property owners.  Public fund deposits may factor in prospective deposit growth, as well, since local governmental bodies and municipalities that previously maintained funds with the State of Florida may decide to place these funds with local banks instead.

The Emergency Economic Stabilization Act of 2008 temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.  Under the FDIC’s newly established Temporary Liquidity Guarantee Program (the “TLG”), the entire amount in any eligible non-interest bearing transaction accounts will be guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance.  We are evaluating the TLG and we expect to participate in the TLG.

Overall, short-term borrowings (including federal funds purchased, but principally sweep repurchase agreements with customers of the Company’s subsidiary) were slightly lower at 4.6 percent of interest bearing liabilities for the third quarter of 2008, versus 7.4 percent for 2007.  The Company did not rely on federal funds purchased during 2008, because of better deposit growth particularly during the second and third quarter as it had on occasion in past years.  During 2008, average federal funds purchased have comprised a nominal amount of short-term borrowings.

Average other borrowings for the third quarter 2008 increased by $48.8 million or 69.9 percent to $118.7 million when compared to the average balance for third quarter 2007.  Two advances from the Federal Home Loan Bank of Atlanta (“FHLB”) of $25 million each were added on September 25, 2007 and November 27, 2007, respectively, with fixed rates of 3.64 percent and 2.70 percent.  The borrowings are convertible to a variable rate on a quarterly basis at the discretion of the FHLB and the Company has the option to repay the borrowing if the FHLB elects to convert.  The funds were used to purchase agency securities for pledging purposes.

The cost of interest-bearing liabilities in the third quarter of 2008 decreased 124 basis points to 2.64 percent from third quarter 2007 and was 4 basis points lower than for second quarter 2008, largely a result of the impact of the Federal Reserve decreasing short-term interest rates 325 basis points since September 2007.  The Federal Reserve has decreased short-term interest rates an additional 100 basis points in October 2008.  With many of the Company’s deposit products re-pricing, the future cost for interest bearing liabilities should be lower with the Federal Reserve’s actions.  The following table details the cost of interest bearing liabilities for the past five quarters:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2008	2008	2008	2007	2007
Rate	2.64%	2.68%	3.26%	3.71%	3.88%

The average aggregated balance for NOW, savings and money market balances increased $10.4 million or 1.2 percent to $892.4 million for third quarter 2008 compared to third quarter 2007, as well as, noninterest bearing deposits decreased $46.5 million or 13.7 percent to $294.0 million. Average CDs increased $62.0 million or 9.9 percent to $691.5 million but slowing activity in the residential real estate market (resulting in declining title company and escrow deposits), as well as completed commercial real estate construction projects (and associated escrow deposits depleting at end of construction), have contributed to the decline in noninterest bearing deposits.  Company management believes its market expansion and branding efforts and retail deposit growth strategies are resulting in new relationships. Reductions in nonperforming assets will favorably impact future net interest margin, and success with retail deposit growth may also have a positive impact.

PROVISION FOR LOAN LOSSES

Management determines the provision for loan losses charged to operations by continually analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company's policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management there exist factors beyond the control of the Company, such as general economic conditions both locally and nationally, which make management's judgment as to the adequacy of the provision and allowance for loan losses necessarily approximate and imprecise (see “Nonperforming Assets” and “Allowance for Loan Losses”).

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under SFAS No. 5, “Accounting for Contingencies.” For the third quarter and first nine months ended September 30, 2008, the provision for loan losses was $10.2 million and $58.0 million, respectively, higher than 2007’s provisioning of $8.4 million for the third quarter and $8.9 million for the first nine months.

The provision for loan losses for the first nine months of 2008 was $10.7 million more than net charge-offs which totaled $47.2 million or 3.41 percent of average total loans, reflecting the downturn in the residential real estate markets, property values and deteriorating credit conditions.  In comparison, net charge offs for the first nine months of 2007 were $1.3 million.

The increase in net charge-offs was largely due to higher net charge-offs in the residential construction and land development loan portfolio. A downturn in residential real estate prices and sales negatively affected the entire industry since mid 2006.  We have been monitoring and updating regularly our credit evaluations of these borrowers, and the collateral values as sales volumes and prices continue to be depressed in our markets.  The Company’s other loan portfolios related to residential real estate have not had significant problems as the Company has never originated any residential loan product including home equity, lines of credit or mortgages as subprime, Alt A, option ARMS, or any negative amortizing loan.  In addition, the commercial real estate mortgage portfolio has not had significant credit quality deterioration as a result of the changed residential market conditions.

Since year-end 2007, nonaccrual loans have increased by $8.0 million to $75.8 million at September 30, 2008.  Nonperforming loans increased in the third and fourth quarter of 2007 as a result of loans to developers of residential real estate projects not performing in accordance with their contractual obligations, and increased again during the second quarter 2008 in light of collateral property valuations and continued market stresses.  During the third quarter of 2008, the Company sold approximately $39 million in nonperforming loans, including several larger balance residential construction and land development loans.  Over the past two quarters the Company has reduced its exposure to large residential construction and land development loans, as evidenced by loans in this portfolio with balances of $4 million or more declining by 40.0 percent from $163.7 million or 71 percent of risk based capital at March 31, 2008 to $98.3 million or 49 percent of risk based capital at September 30, 2008.  Of the remaining $98.3 million in loans greater than $4 million, $40.6 million are classified as nonperforming.

#

QUARTERLY TRENDS – LOANS AT END OF PERIOD (Dollars in Millions)

			2008		Nonperforming

		1st Qtr	2nd Qtr	3rd Qtr	3rd Qtr	Number
Construction and Land Development
Residential:
Condominiums	>$4 million	$ 30.6	$ 26.3	$ 19.6	-	-
	<$4 million	26.6	21.1	13.0	$ 2.8	1

Town homes	>$4 million	19.4	17.1	17.1	5.4	1
	<$4 million	4.4	2.9	4.6	-	-

Single Family Residences	>$4 million	20.8	21.2	13.5	-	-
	<$4 million	35.9	28.3	23.7	3.7	9

Single Family Land & Lots	>$4 million	85.1	64.3	40.3	27.4	4
	<$4 million	27.0	30.8	29.9	5.6	21

Multifamily	>$4 million	7.8	7.8	7.8	7.8	1
	<$4 million	24.8	26.2	22.9	2.3	1

TOTAL	>$4 million	163.7	136.7	98.3	40.6	6
TOTAL	<$4 million	118.7	109.3	94.1	14.4	32
GRAND TOTAL		$ 282.4	$ 246.0	$ 192.4	$ 55.0	38

The Company’s total construction and land development loans related to the residential market currently total approximately $192.4 million or 11.0 percent of total loans at September 30, 2008 (see “Loan Portfolio”), declining from approximately $295.1 million or 15.5 percent at December 31, 2007.  These lending relationships are monitored on a monthly basis and the value of the underlying real estate has been evaluated using current appraisals, and where appropriate, discounted cash flow approach using estimated holding periods and prospective future sales values discounted at rates we believe appropriate.  The Company believes it was among the first banks to recognize the change in market conditions in mid-2006 and is the beneficiary of early identification of deteriorating loans and potential problems.  Early monitoring has mitigated the Company’s exposure, with additional equity added by developers, guarantor performance, and additional collateral obtained.  Management intends to further reduce these exposures in the coming quarters and will monitor information about collateral values and consider possible defaults by borrowers, especially for real estate acquisition and development loans.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $5,074,000 for the third quarter of 2008, $768,000 or 13.1 percent lower than for the second quarter of 2008, and $945,000 or 15.7 percent lower than for the third quarter of 2007.  Excluding the impact of securities gains or losses, noninterest income accounted for 21.0 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the third quarter of 2008 compared to 22.2 percent a year ago.  Noninterest income for the third and second quarter of 2008, and the third quarter of 2007 is detailed as follows:

	3rd Qtr 2008	2nd Qtr 2008	3rd Qtr 2007
Service charges on deposits	$1,894	$1,812	$1,983
Trust income	597	591	658
Mortgage banking fees	216	350	260
Brokerage commissions and fees	452	515	620
Marine finance fees	371	930	687
Debit card income	620	648	578
Other deposit based EFT fees	82	86	101
Merchant income	510	667	688
Other income	332	243	444
Total	$5,074	$5,842	$6,019

For the third quarter, revenues from the Company’s financial services businesses decreased year over year, by $229,000 or 17.9 percent, and were lower than second quarter 2008’s results by $57,000 or 5.2 percent.  Of the $229,000 decrease, trust revenue was lower by $61,000 or 9.3 percent and brokerage commissions and fees were lower by $168,000 or 27.1 percent.  Included in the $168,000 decline in brokerage commissions and fees was a decline of $112,000 in revenue from insurance annuity sales year over year reflecting the lower interest rates in 2008 compared to 2007, and a $49,000 reduction in mutual fund commissions.  Lower intervivos trust and agency fees were the primary cause for the decline in trust income, decreasing by $22,000 and $15,000, respectively, from the third quarter of 2007, as well as fewer estate settlements, a $24,000 decline in fees from the third quarter 2007.  Economic uncertainty will remain an issue for clients of the Company’s wealth management services in 2008 and likely into 2009.  For the nine months ended September 30, 2008, income from the Company’s wealth management services was $891,000 or 20.7 percent lower compared to 2007.

Service charges on deposits were $89,000 or 4.5 percent lower year over year for the third quarter of 2008, with overdraft income lower by $73,000.  Compared to second quarter 2008, service charges on deposits were $82,000 or 4.5 percent higher in the third quarter of 2008, with overdraft fees the primary cause.  Year to date overdraft fees represented approximately 78 percent of total service charges on deposits for both 2008 and 2007.  The trend over the past several years is for customers to open deposit products which have no fees or where fees can be avoided by maintaining balance requirements.  Year-to-date service charges on deposit for 2008 decreased 1.6 percent year over year to $5,556,000.

In the third quarter of 2008, marine finance fees from the sale of marine loans decreased $559,000 or 60.1 percent compared to 2008’s second quarter, and compared to the third quarter of 2007 were $316,000 or 46.0 percent lower.  Year to date marine finance fees were $283,000 or 12.5 percent lower when compared to results for the first nine months of 2007.  The Company’s marine finance division (Seacoast Marine Finance) produced $23.6 million in loans during the third quarter of 2008, compared to $55.6 million and $43.8 million in the second and first quarters of 2008, respectively, and $40.9 million in the third quarter of 2007.  Attendance at upcoming boat shows by consumers, manufacturers, and marine retailers is predicted to be lower than in past years, and as a result prospective loan volumes are likely to continue to be lower through the end of 2008 and into 2009.  The boating industry is contracting, with a number of manufacturers predicted to consolidate.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.

Greater usage of check cards over the past several years by core deposit customers and an increased cardholder base has increased interchange income.  For the third quarter of 2008, debit card income increased $42,000 or 7.3 percent from a year ago, and other deposit based electronic funds transfer (“EFT”) income decreased $19,000 or 18.8 percent.  Similarly, year-to-date revenues for 2008 for debit cards were $136,000 or 7.8 percent higher versus last year, and other deposit based EFT income was $72,000 or 20.7 percent lower.  Debit card and other deposit based EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA® and MasterCard®.

Mortgage banking revenue for the third quarter of 2008 decreased $134,000 or 38.3 percent from the second quarter of 2008 and was $44,000 or 16.9 percent lower than the third quarter of 2007.  Mortgage banking revenue as a component of overall noninterest income has diminished, comprising 5.7 percent of noninterest income for all of 2007 and 5.5 percent for the first nine months of 2008, reflecting the real estate driven recession.  Overall transaction levels are lower, but the Company may have opportunities in markets it serves as tighter credit is limiting the ability of some competitors to handle transactions.  Mortgage banking fees year-to-date were $197,000 or 17.4 percent lower than a year ago for the first nine months.  While residential real estate transaction activity has improved modestly during the past two quarters, the secondary market for residential mortgage loan sales continues to be somewhat disrupted and increased revenue generation this year compared to 2007 is not likely as a result of the lower transaction volume.

Merchant income was $178,000 or 25.9 percent lower for the third quarter of 2008, compared to one year earlier, and $157,000 or 23.5 percent lower than for the second quarter of 2008.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.   The Company’s expansion into new markets the past couple years has positively impacted merchant income but continued economic weakness and the impact on customer spending (particularly during the third quarter of 2008) has more than offset the positive impacts of increased account acquisitions.  Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity.  For the first nine months of 2008, merchant income was $253,000 or 11.7 percent lower than a year ago reflecting slower economic activity in the Company’s markets.

Other income for the first quarter of 2008 included $305,000 related to the redemption of Visa®, Inc. shares, as a result of their initial public offering (“IPO”).  Fair value adjustments on foreclosed properties and losses on sales of foreclosed property resulted in reductions to other income of $315,000 during the first nine months of 2008, more than offsetting the benefit derived from the Visa® redemption.  In addition, no loan syndication fees were recorded in 2008, versus $52,000 a year ago, and year-to-date check printing charges and safe deposit box rental income were lower by $24,000 and $26,000, respectively, compared to 2007.  These items aggregated contributed to the overall decline in other income of $225,000 or 16.8 percent for the first nine months of 2008, versus 2007 for the same period.

NONINTEREST EXPENSES

Total noninterest expenses for the third quarter of 2008 increased by $873,000 or 4.6 percent to $19,900,000 when compared to the third quarter of 2007, and were $660,000 or 3.4 percent higher than second quarter 2008’s expenses.  For the nine months ended September 30, 2008, noninterest expenses were nominally higher versus a year ago, increasing by 0.3 percent to $57,824,000.  Noninterest expenses for the third quarter of 2008 were impacted by legal and professional fees associated with loan collection efforts.  The Company believes that it will have one more quarter of elevated legal costs before these expenses will decline.  In addition, the Company plans to continue to reduce its overhead and expects to implement cost saving measures beginning in the first quarter of 2009.  The amount of these reductions will be communicated with the announcement of earnings for the full year in January 2009.

Salaries and wages for the third quarter of 2008 increased by $234,000 or 3.1 percent to $7,713,000 compared to the prior year same period, and for the nine month period ended September 30, 2008, were $752,000 or 3.2 percent lower.  Reduced headcount (including the branch consolidations in late 2007 and early 2008) and lower commissions and accruals for incentive payments due to lower revenues generated from wealth management and weak commercial lending production were the primary cause for salaries and wages decreasing in 2008 from 2007 for the nine-month period.  As noted in prior quarterly discussions, the Company eliminated incentive payouts for senior officers and reduced profit sharing compensation (see discussion below on employee benefits) as a result of lower than expected earnings performance, and these cost savings will remain in effect  until the Company produces meaningful earnings improvements.  The increase in salaries and wages for the third quarter of 2008 when compared to 2007’s third quarter was caused by a reversal recorded in third quarter 2007 of incentive payouts to senior officers previously accrued during the first six months of 2007.  Full-time equivalent employees totaled 478 at September 30, 2008, compared to 511 at September 30, 2007.

Employee benefit costs increased $70,000 or 4.1 percent to $1,770,000 from the third quarter of 2007, and were $90,000 higher for the nine months ended September 30, 2008.  Profit sharing accruals for the Company’s 401K plan and payroll taxes were higher by $378,000 and $58,000, respectively, year over year for the third quarter of 2008 compared to 2007.  As noted with incentives in the paragraph above, the increase reflects the reversal of accrued amounts for the first six months of 2007 recorded in the third quarter of 2007.  Group health insurance costs were $336,000 lower for the third quarter of 2008 versus the prior year.  For 2008, the Company expects total expense for the entire year for health care claims to be approximately the same as in 2007 due to lower FTE’s resulting in fewer participants in the plan for 2008 that are offsetting higher health care costs.

Outsourced data processing costs totaled $1,803,000 for the third quarter of 2008, an increase of $7,000 from a year ago.  For the nine month period, outsourced data processing was 1.8 percent higher year over year.  The Company’s subsidiary bank utilizes third parties for its core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $126,000 to $2,812,000, versus third quarter results last year, and were $341,000 or 4.4 percent higher for the nine months ended September 30, 2008.  Reducing expenses year-to-date was the sale of certain assets (including leasehold improvements) at the closed Wal-Mart locations, netting the Company approximately $90,000 more than carrying value of assets sold.  Year-to-date lease payments for bank premises increased $366,000 year over year, but maintenance, repairs and upkeep expenditures were $171,000 lower and partially offsetting.  Also increasing year over year was depreciation, increasing by $159,000 and reflecting the addition of newer offices, as well as furniture and equipment acquired over the past twelve months.  Higher utilities and taxes were the primary contributors for most of the remaining increase year over year.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $330,000 or 37.7 percent to $545,000 compared to a year ago for the third quarter.  Contributing to the decrease, media advertising costs, production costs, and printing costs were $88,000, $35,000 and $35,000 lower, respectively, and public relations expenditures and donations were less than prior year by $92,000 and $27,000, respectively.  For the nine months ended September 30, 2008, marketing costs were $354,000 or 14.9 percent lower.  On a linked quarter, marketing expenses were lower for the third quarter of 2008 as well, reflecting additional costs incurred in the second quarter of 2008 to support the Company’s new retail core deposit growth activities that began in February 2008.

Legal and professional fees totaled $1,687,000 for the third quarter of 2008, $755,000 higher than the second quarter of 2008 and $360,000 or 27.1 percent higher than the third quarter of 2007.  Legal fees were $855,000 higher year over year for the third quarter of 2008, the primary cause being problem asset resolution.  Partially offsetting, other professional fees were lower, with an additional $510,000 recorded during the third quarter 2007 for assistance from a nationally known consultant assisting the Company’s Board and management with its review of processes, operations and costs, as well as strategic planning.  Similar to the quarterly comparison, legal and professional fees were 18.1 percent higher than prior year for the nine month period ended September 30, 2008, the primary cause an increase in legal fees of $1,318,000 partially offset by other professional fees declining $899,000.

FDIC insurance premiums were reformulated for 2007 and increased as much as $1 million but were more than offset under the FDIC’s new rules by a one-time credit for premiums previously paid that totaled $1,240,000.  Any credit not used in 2007 was applied in 2008 to reduce insurance assessments, with the credit expiring during the second quarter of 2008.  As expected FDIC assessments were $151,000 greater in the third quarter of 2008 than second quarter 2008 and were $488,000 higher than for the third quarter a year ago.  For the first nine months of 2008, assessments were $825,000 greater when compared to prior year.  We expect that our FDIC insurance premiums will continue to increase significantly based on the newly proposed deposit insurance assessment schedule and  FDIC Deposit Insurance Fund falling below its minimum. Remaining noninterest expenses decreased $82,000 or 2.6 percent to $3,027,000 when comparing the third quarter of 2008 to the same quarter a year ago, and decreased $603,000 or 6.5 percent to $8,715,000 when comparing the first nine months of 2008 to the same period in 2007.  Benefiting 2008 was a $130,000 reversal of an accrual for the Company’s portion of Visa® litigation and settlement costs (recorded in the fourth quarter of 2007), a result of Visa®’s recent, successful IPO eliminating the need for the accrual.  Also decreasing year over year for the nine months were costs for postage and courier (down $159,000), telephone and data lines (down $39,000), stationery, printing and supplies (down $88,000), bank paid closing costs (down $437,000, paid equity line costs have been more limited), dealer referral fees for marine loan production (down $175,000), employment placement and recruiting costs (down $269,000), and education, tuition and conference attendance (down $84,000).  Partially offsetting were increases year over year for repossessed asset management and disposition costs (up $364,000), appraisal fees (up $183,000, value assessments) and correspondent bank clearing charges (up $113,000, lower analysis credits provided for compensating balances in the present interest rate environment make the payment of hard charges more sensible).

INCOME TAXES

The income tax benefit for 2008 was 40.4 percent of the Company’s loss before taxes for the first nine months, compared to provisioning for income taxes representing 29.5 percent for 2007’s income before taxes over the same period.  The Company has recorded a state deferred tax asset of $3.3 million reflecting the benefit of $59.9 million in loss carry-forwards, which will expire between 2027 and 2028.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  Management believes it is more likely than not that all of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

FINANCIAL CONDITION

CAPITAL RESOURCES

At September 30, 2008, the Company's total risk-based capital ratio was 11.69 percent, decreasing from December 31, 2007’s reported ratio of 12.17 percent and September 30, 2007’s ratio of 12.16 percent.  The Company’s capital position remains strong. In recent years, the Company raised an aggregate of $52 million in new capital through three offerings of trust preferred securities, including one which was completed in mid-2007.  This new capital was raised at favorable rates and the proceeds were contributed to the Company’s bank subsidiary, Seacoast National Bank, which continues to maintain strong capital levels.  The Company is presently evaluating opportunities to raise capital, and filed a shelf registration statement during the second quarter of 2008 relating to a variety of debt and equity instruments to provide future flexibility in raising capital and liquidity in order to take advantage of opportunities that become available should the need arise.  The Company’s and its bank subsidiary’s total risk-based capital ratio is expected to increase due to an anticipated decline in risk-based asset levels in 2008, a result of previously discussed declines in anticipated new loan production and nonperforming loan sales.

At September 30, 2008, the capital ratios for the Company and its subsidiary bank were as follows:

	Seacoast	Seacoast	Minimum to be Well-
September 30, 2008:	(Consolidated)	National Bank	Capitalized*
Tier 1 capital ratio	9.90%	10.32%	6%
Total risk-based capital ratio	11.69	11.58	10
Tier 1 leverage ratio	7.68	8.01	5

     *For subsidiary bank only

Although our regulators have not required us to maintain any specific higher capital ratios, our current credit quality and concentrations of real estate loans, may result in the need to maintain capital levels in excess of regulatory minimums.  We continue to evaluate our capital plan in light of continued stress due to local real estate markets.  The shelf registration statement filed earlier this year increases our flexibility to access the securities markets quickly with a variety of securities, if needed.

The Company is a legal entity separate and distinct from its subsidiary bank and its other subsidiaries.  The Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary.  The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast National Bank, the Company’s sole banking subsidiary) in any calendar year will exceed the sum of each of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  The Bank did not pay a dividend to the Company in the current quarter and the Company reduced its dividend payment to a de minimis quarterly amount of one cent.  Prior OCC approval presently is required for any payments of dividends from the bank to the Company.  Increases to dividend payments for both the Bank and the Company will be dependent upon earnings results.  The Company maintained at September 30, 2008 a cash position expected to be sufficient to pay interest on its subordinated debt and to pay other Company expenses incurred in the ordinary course of business through 2009.

The Company and its bank subsidiary are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice.  The OCC and the Federal Reserve have indicated paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,742,626,000 at September 30, 2008, $150,488,000 or 7.9 percent less than at September 30, 2007, and $155,763,000 or 8.2 percent less than at December 31, 2007.

The following table details loan portfolio composition at September 30, 2008, December 31, 2007 and September 30, 2007:

	Sept. 30,	Dec. 31,	Sept. 30,
(In thousands)	2008	2007	2007
Construction and land development
Residential	$192,460	$295,082	$323,561
Commercial	226,763	242,448	221,648
	419,223	537,530	545,209
Individuals	65,766	72,037	81,794
	484,989	609,567	627,003

Real estate mortgage
Residential real estate
Adjustable	316,484	319,470	312,951
Fixed rate	93,385	87,506	88,117
Home equity mortgages	84,357	91,418	90,776
Home equity lines	59,692	59,088	55,132
	553,918	557,482	546,976
Commercial real estate	539,406	517,332	504,774
	1,093,324	1,074,814	1,051,750

Commercial and financial	88,549	126,695	135,111

Installment loans to individuals	75,296	86,362	78,641

Other loans	468	951	609
Total	$1,742,626	$1,898,389	$1,893,114

Supplemental trend schedules with detail regarding line items in the above table have been added this quarter to show changes in the composition of loans outstanding by quarter since the end of 2006 (see “Supplemental Tables” on pages 41-48).

Loan growth over the past twelve months was largely centered in commercial real estate mortgages and commercial development loans offset by declines in residential development, residential construction, and commercial and financial loans.  As shown in the table above, commercial construction and land development loans increased $5,115,000 from September 30, 2007 to $226,763,000 at September 30, 2008 and commercial real estate mortgages increased $34,632,000 to $539,406,000.  Residential mortgage loans and home equity lines combined, increased by $6,943,000 during the past twelve months to $553,918,000.  More than offsetting these increases were declines in residential construction and land development loans of $131,101,000 to $192,460,000 at September 30, 2008, residential construction and lot loans to individuals which declined by $16,028,000 to $65,766,000, and commercial and financial loans were $46,562,000 lower and totaled $88,549,000 at the end of the third quarter 2008.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at September 30, 2008 and 2007:

September 30		2008			2007
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$32.6	$4.2	$36.8	$72.5	$34.1	$106.6
Town homes	21.7	--	21.7	25.0	17.2	42.2
Single Family Residences	37.2	7.1	44.3	63.9	36.9	100.8
Single Family Land & Lots	70.2	0.4	70.6	128.4	40.3	168.7
Multifamily	30.7	12.6	43.3	33.8	6.8	40.6
	192.4	24.3	216.7	323.6	135.3	458.9
Commercial:
Office buildings	27.8	2.1	29.9	22.4	6.6	29.0
Retail trade	68.5	8.9	77.4	50.2	18.6	68.8
Land	73.9	11.7	85.6	86.2	19.0	105.2
Industrial	20.7	0.6	21.3	16.9	12.2	29.1
Healthcare	--	--	--	1.0	--	1.0
Churches & educational facilities	--	--	--	1.9	0.5	2.4
Lodging	--	--	--	11.2	3.9	15.1
Convenience Stores	--	--	--	1.4	0.4	1.8
Marina	30.5	3.9	34.4	21.9	15.3	37.2
Other	5.4	0.9	6.3	8.6	7.0	15.6
	226.8	28.1	254.9	221.7	83.5	305.2
	419.2	52.4	471.6	545.3	218.8	764.1

Individuals:
Lot loans	38.4	--	38.4	40.7	--	40.7
Construction	27.4	11.6	39.0	41.0	17.2	58.2
	65.8	11.6	77.4	81.7	17.2	98.9
Total	$485.0	$64.0	$549.0	$627.0	$236.0	$863.0

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

The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $419,223,000 at September 30, 2008:

Florida County	% of Total Construction and Land Development Loans

Palm Beach	18.7%
St. Lucie	16.2
Indian River	11.4
Martin	11.0
Orange	7.3
Brevard	6.5
Volusia	5.2
Dade	3.7
Highlands	3.7
Osceola	3.6
Lee	2.9
Miami-Dade	2.3
Okeechobee	1.8
Broward	1.5
Charlotte	0.7
Bradford	0.7
Lake	0.7
Collier	0.7
Marion	0.6
Hendry	0.4
Other	0.4
Total	100.0%

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2008 aggregated to $232.5 million (versus $199.0 million a year ago) and for the top 54 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $618.3 million (compared to 86 relationships aggregating to $791.7 million a year ago).

Commercial real estate mortgage loans were comprised of the following loan types at September 30, 2008 and 2007:

September 30		2008			2007
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Office buildings	$143.6	$2.2	$145.8	$125.6	$5.1	$130.7
Retail trade	101.6	1.1	102.7	74.9	0.4	75.3
Land	0.6	0.1	0.7	2.6	--	2.6
Industrial	92.2	1.6	93.8	100.2	1.8	102.0
Healthcare	31.6	0.8	32.4	33.2	1.0	34.2
Churches and educational facilities	35.6	0.1	35.7	36.0	2.2	38.2
Recreation	1.8	0.4	2.2	4.7	--	4.7
Multifamily	19.2	0.7	19.9	11.3	4.1	15.4
Mobile home parks	3.1	--	3.1	4.0	--	4.0
Lodging	26.7	0.1	26.8	22.3	1.0	23.3
Restaurant	8.6	--	8.6	7.2	1.2	8.4
Agriculture	8.7	0.4	9.1	19.6	8.3	27.9
Convenience Stores	23.6	--	23.6	23.5	--	23.5
Other	42.5	1.1	43.6	39.7	1.3	41.0
Total	$539.4	$8.6	$548.0	$504.8	$26.4	$531.2

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $310 million and $229 million, respectively, at September 30, 2008, compared to $250 million and $255 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At September 30, 2008, approximately $316 million or 57 percent of the Company's residential mortgage loan balances were adjustable, compared to $313 million or 64 percent a year ago.  Loans secured by residential properties having fixed rates totaled approximately $178 million at September 30, 2008, of which 15- and 30-year mortgages totaled approximately $37 million and $56 million, respectively.  The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  The Company also has a small home equity line portfolio totaling approximately $60 million at September 30, 2008.  In comparison, loans secured by residential properties having fixed rates totaled approximately $179 million at September 30, 2007, with 15- and 30-year fixed rate residential mortgages totaling approximately $37 million and $51 million, respectively.

Commercial and financial loans decreased and totaled $88,549,000 at September 30, 2008, compared to $135,111,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $75,296,000 (versus $78,641,000 a year ago), real estate construction loans to individuals secured by residential properties totaling $27,392,000 (versus $40,743,000 a year ago), and residential lot loans to individuals totaling $38,374,000 (versus $40,747,000 a year ago).

Overall loan growth is expected to be in a range of negative 8 percent to 10 percent in 2008 due in part to the dramatic slowing of residential real estate sales activity in all of the Company’s markets, lower demand for commercial loans in the newer metro markets of Orlando, West Palm Beach and Fort Lauderdale, and the Company’s successful divestiture of nonperforming residential construction and land development loans (including $38 million that was sold during the third quarter of 2008).  The Company has placed increased emphasis on non-residential mortgage loan growth within its market footprint and the Company’s expansion into new markets over the past few years has broadened its geographic focus into more metropolitan areas with a focus on selectively acquiring market share.  By reducing the Company’s exposure to residential construction and development loans this quarter, our overall risk profile is improved and should lead to better earnings performance in future quarters.

At September 30, 2008, the Company had commitments to make loans (excluding unused home equity lines of credit) of $191,812,000, compared to $363,701,000 at September 30, 2007.

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable losses inherent in the loan portfolio.

The allowance for loan losses totaled $32,648,000 at September 30, 2008, $10,108,000 higher than one year earlier and $10,746,000 more than at December 31, 2007.  The ALLL framework has three basic elements: specific allowances for loans individually evaluated for impairment, a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics which are not individually evaluated, and qualitative elements which are subjective and require a high degree of management judgment and are based on other inherent risk factors and imprecision associated with the modeling and estimation processes including changes in the economy and relevant markets.  Management continually evaluates the ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

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

The allowance as a percentage of loans outstanding has increased appropriately over the past several quarters reflecting the increased probable losses inherent in the loan portfolio, from 0.84 percent at June 30, 2007, to 1.19 percent at September 30, 2007, to 1.15 percent at December 31, 2007, to 1.22 percent at March 31, 2008, to 1.75 percent at June 30, 2008, and to 1.87 percent at September 30, 2008.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio, as well as deterioration in our local economies especially in the sales volumes and values in our residential real estate markets.

During 2008, net charge-offs totaled $4,401,000 in the first quarter, $33,541,000 in the second quarter, and $9,290,000 in the third quarter, a total of $47,232,000 for the nine month period ended September 30, 2008.  Net charge-offs over the nine month period consisted of $43,264,000 in net charge-offs related to nonperforming construction and land development loans, $1,889,000 in net charge-offs for commercial loans and commercial real estate mortgages, $1,834,000 in net charge-offs related to residential real estate mortgages, and $245,000 in net charge-offs for consumer loans.  A year ago, net charge-offs of $1,307,000 were recorded during the first nine months.

Concentration of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a collateral concentration of loans secured by real estate.  At September 30, 2008, the Company had $1.58 billion in loans secured by real estate, representing 90.6 percent of total loans, up slightly from 88.7 percent at September 30, 2007.  In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.  The Company has a meaningful credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of 24.1 percent of total loans at September 30, 2008, versus 28.8 percent at September 30, 2007.  The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the ALLL.

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

NONPERFORMING ASSETS

At September 30, 2008, the Company's ratio of nonperforming assets to loans outstanding plus other real estate owned (foreclosed property) was 4.60 percent, compared to 2.42 percent one year earlier and 3.61 percent at December 31, 2007.  Nonperforming assets at September 30, 2008 totaled $80,344,000 and are comprised of $75,793,000 of nonaccrual loans and $4,551,000 of other real estate owned.  In comparison, nonperforming assets totaled $68,569,000 at December 31, 2007 (comprised of $67,834,000 of nonaccrual loans and $735,000 of other real estate owned) and $45,894,000 at September 30, 2007 (comprised of $45,654,000 of nonaccrual loans and $240,000 of other real estate owned).  At September 30, 2008, virtually all nonaccrual loans were secured with real estate.  A total of $55 million of nonaccrual loans are land and acquisition and development loans related to the residential market that were added to nonaccrual loans in the third and fourth quarter of 2007, and the second and third quarter of 2008.  While $39 million of nonperforming loans were sold during the third quarter of 2008, additions limited the overall decrease in nonaccrual loans since June 30, 2008 to less than $1 million.  While residential real estate sales volumes have improved, current residential real estate sales transactions are low compared to prior years and market prices have been declining since mid-2006.  At September 30, 2008, loans totaling $77,091,000 were considered impaired and $8,471,000 of the allowance for loan losses was allocated for potential losses on these loans.

The Company has strengthened its liquidation activities to better control the level of nonperforming assets.  Management does not anticipate that the levels of nonperforming assets will increase substantially in the coming quarter as liquidation activities continue.  However, no assurance can be given that nonperforming assets will not in fact increase or otherwise change.  Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.

SECURITIES

At September 30, 2008, the Company had no trading securities, $267,661,000 in securities available for sale, and securities held for investment carried at $29,120,000.  The Company's securities portfolio increased $41,064,000 or 16.1 percent from September 30, 2007, and declined $3,948,000 or 1.3 percent from December 31, 2007.  Maturities of securities of $40.0 million, sales of $13.4 million and purchases totaling $52.6 million were transacted during the first nine months of 2008.

While activity has been nominal in 2008, during the first quarter of 2007 the Company determined it was in the best interest of shareholders to restructure its balance sheet by selling low yielding securities and paying off overnight borrowings.  As a result, management identified approximately $225 million in securities which had an average yield of approximately of 3.87 percent and sold them in April 2007.  Since the Company had the intent to sell these securities, prior to quarter end, the Company recorded a loss of $5.1 million ($3.3 million net of income taxes) in the first quarter of 2007 for the difference in the fair value and the carrying value of the securities.  For the nine month period ended September 30, 2007, maturities of securities summed to $78.5 million, sales totaled $253.8 million, and purchases of $146.0 million were transacted.

At September 30, 2008, available for sale securities totaling $267,661,000 had gross losses of $4,752,000 and gross gains of $1,391,000, compared to gross losses of $2,030,000 and $534,000 of gross gains at September 30, 2007.  All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews in the third quarter of 2008, it was determined that no impairment charges related to securities owned with unrealized losses were deemed other than temporarily impaired this quarter since the Company has the present intent and ability to retain these securities until recovery.

Company management considers the overall quality of the securities portfolio to be high.  The Company has no exposure to securities with subprime collateral and had no Fannier Mae or Freddie Mac preferred stock when these entities were placed in conservatorship.  All securities held are traded in liquid markets.

DEPOSITS AND BORROWINGS

Total deposits decreased $16,934,000 or 0.9 percent to $1,838,792,000 at September 30, 2008 compared to one year earlier.  The entire decrease occurred in business accounts in the Orlando market.  Certificates of deposit (CDs) increased $91,472,000 or 14.5 percent to $723,576,000 over the past twelve months, lower cost interest bearing deposits (NOW, savings and money markets deposits) decreased $57,336,000 or 6.5 percent to $829,470,000, and noninterest bearing demand deposits decreased $51,070,000 or 15.2 percent to $285,746,000.  Excluding the Orlando region, total deposits increased $135.6 million or 8.8 percent from the period ended September 30, 2007, better reflecting the immense success the Company has had with its new retail growth plan.

Deposits increased significantly during the fourth quarter of 2007, increasing $131.6 million or 7.1 percent, a result of normal seasonal deposit increases and higher average public fund deposit balances due to credit concerns relating to a state run investment fund.  Since year-end 2007, period-end deposits declined $148.5 million or 7.5 percent, in large part due to portions of the increased public fund deposits either being disbursed or placed in investments other than bank deposits, and the aforementioned deposit declines in the Orlando region.  Mitigating these declines, during the first quarter of 2008 the Company instituted a focused retail deposit growth plan which improved deposit growth over the second and third quarters of 2008.  The Company also joined the Certificate of Deposit Registry (CDARs) program effective July 1, 2008, to provide large balance depositors access to full insurance coverage for their funds via CDs exchanged between participating FDIC insured financial institutions, an option not offered previously by the Company.  Funds deposited under the CDARs program are required to be classified as brokered deposits on the Company’s balance sheet.  The combined deposit growth from these efforts assisted in offsetting the seasonal deposit declines that normally occur during the second and third quarter, particularly from the local municipalities and governmental agencies that maintain significantly higher balances in the fourth and first quarters of each year.

With higher interest rates for CDs during this year disintermediation between lower cost (or no cost) products and CDs occurred.  Local competitors with higher loan to deposit ratios aggressively increased rates for CDs purposefully maintaining necessary funding for their institutions.  During this period of time, Seacoast was more cautious with regards to the pricing of CDs and is content to continue to follow this strategy prospectively, even more so with safety a primary factor for depositors versus higher rates at this time.

Repurchase agreement balances decreased over the past twelve months by $35,059,000 or 33.0 percent to $71,325,000 at September 30, 2008.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  At September 30, 2008, the number of sweep repurchase accounts was 251.  No federal funds purchased were outstanding at September 30, 2008, compared to $35,500,000 at September 30, 2007.  The Company does utilize federal funds purchased during periods of temporary gaps between loan funding, principal repayments and deposit growth.  Federal funds purchased at September 30, 2007 were replaced with deposit funding during the fourth quarter of 2007, reflecting expected seasonality.

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

Credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at September 30, 2008 included derivative product assets of $28,000.  In comparison, at September 30, 2007 derivative product liabilities of $251,000 were outstanding.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $250 million at September 30, 2008 and $430 million at September 30, 2007.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent Asset and Liability Management Committee (ALCO) model simulations indicate net interest income would decrease 2.2 percent if interest rates gradually rise 200 basis points over the next twelve months and 1.1 percent if interest rates gradually rise 100 basis points. The model simulation indicates net interest income would increase by 0.8 percent over the next twelve months given a gradual decline in interest rates of 100 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next twelve months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 20.3 percent at December 31, 2007.  The Company’s most recent gap calculation for 2008 remained negative at 20.7 percent, nominally changed from December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company’s banking subsidiary also has access to borrowed funds such as federal funds and Federal Home Loan Bank (“FHLB”) lines of credit, and recently pledged collateral to the Federal Reserve Bank under its borrower-in-custody program to establish a line of credit through the discount window.  The Company’s banking subsidiary is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At September 30, 2008, the Company’s banking subsidiary had available lines of credit of $590 million.   The Company’s banking subsidiary also had $71 million of United States Treasury and Government agency securities and mortgage backed securities not pledged for use under repurchase agreements, and had an additional $135 million in residential and commercial real estate loans available as collateral.

The Company, which is a separate entity from the Bank, and whose ability to receive dividends from the Bank is limited, is expected to have sufficient resources to meet its scheduled debts through 2009.  Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $50,183,000 at September 30, 2008 as compared to $51,285,000 at September 30, 2007.  The composition of cash and cash equivalents has changed from a year ago.  Over the past twelve months cash and due from banks declined $5,753,000 or 12.9 percent while federal funds sold and interest bearing deposits increased $4,651,000 to $11,256,000.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

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

SUPPLEMENTAL TABLES

Tables on the next several pages provide detail on loan portfolio composition and changes by quarter since December 31, 2006:

#

QUARTERLY TRENDS – LOANS AT END OF PERIOD (Dollars in Millions)

	2006	2007
	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$ 94.8	$ 84.4	$ 74.2	$ 72.5	$ 60.2
Townhomes	10.4	9.9	11.3	25.0	25.0
Single family residences	80.3	100.9	66.6	63.9	59.0
Single family land and lots	106.3	107.7	129.0	128.4	116.4
Multifamily	48.2	48.7	46.6	33.8	34.5
	340.0	351.6	327.7	323.6	295.1

Commercial
Office buildings	14.1	17.6	19.2	22.4	30.9
Retail trade	16.1	12.5	26.4	50.2	69.0
Land	93.5	93.4	99.4	86.2	82.6
Industrial	6.3	8.9	13.1	16.9	13.0
Healthcare	2.0	2.5	3.0	1.0	1.0
Churches and educational facilities	2.1	1.8	1.9	1.9	-
Lodging	2.1	4.8	11.2	11.2	11.2
Convenience stores	0.5	0.5	1.0	1.4	1.7
Marina	2.2	2.2	2.2	21.9	23.1
Other	0.9	2.8	12.8	8.6	9.9
	139.8	147.0	190.2	221.7	242.4

Individuals
Lot loans	40.6	40.5	40.0	40.7	39.4
Construction	50.7	41.7	43.6	41.0	32.7
	91.3	82.2	83.6	81.7	72.1
Total construction and land development	571.1	580.8	601.5	627.0	609.6

Real estate mortgages
Residential real estate
Adjustable	277.7	285.4	298.4	313.0	319.5
Fixed rate	87.9	87.9	87.6	88.1	87.5
Home equity mortgages	95.9	97.3	90.0	90.8	91.4
Home equity lines	50.9	51.4	56.6	55.1	59.1
	512.4	522.0	532.6	547.0	557.5

Commercial real estate
Office buildings	109.2	113.4	116.1	125.6	131.7
Retail trade	50.9	62.0	62.8	74.9	76.2
Land	-	-	-	2.6	5.3
Industrial	64.3	66.3	84.7	100.2	105.5
Healthcare	40.7	40.5	39.7	33.2	32.4
Churches and educational facilities	32.3	32.9	32.7	36.0	40.2
Recreation	4.4	4.4	4.5	4.7	3.0
Multifamily	9.9	8.4	10.4	11.3	13.8
Mobile home parks	6.0	3.0	4.0	4.0	3.9
Lodging	19.1	16.9	16.8	22.3	22.7
Restaurant	11.7	11.2	9.6	7.2	8.2
Agricultural	26.1	24.5	23.4	19.6	12.9
Convenience stores	22.0	22.2	23.6	23.5	23.2
Other	40.8	38.8	30.5	39.7	38.3
	437.4	444.5	458.8	504.8	517.3
Total real estate mortgages	949.8	966.5	991.4	1,051.8	1,074.8

Commercial & financial	128.1	112.1	139.0	135.1	126.7

Installment loans to individuals
Automobile and trucks	22.3	23.3	23.6	24.8	25.0
Marine loans	32.5	30.1	26.6	24.8	33.2
Other	28.6	29.8	29.4	29.0	28.2
	83.4	83.2	79.6	78.6	86.4

Other	0.7	0.7	1.6	0.6	0.9
	$1,733.1	$1,743.3	$1,813.1	$1,893.1	$1,898.4

#

#

QUARTERLY TRENDS – LOANS AT END OF PERIOD (continued) (Dollars in Millions)

	2008
	1st Qtr	2nd Qtr	3rd Qtr
Construction and land development
Residential
Condominiums	$ 57.2	$ 47.4	$ 32.6
Townhomes	23.8	20.0	21.7
Single family residences	56.7	49.5	37.2
Single family land and lots	112.1	95.1	70.2
Multifamily	32.6	34.0	30.7
	282.4	246.0	192.4

Commercial
Office buildings	29.1	31.1	27.8
Retail trade	60.4	63.6	68.5
Land	92.5	75.4	73.9
Industrial	16.9	20.8	20.7
Healthcare	1.0	1.0	-
Churches and educational facilities	-	0.1	-
Lodging	-	-	-
Convenience stores	1.8	-	-
Marina	26.8	28.9	30.5
Other	11.3	6.3	5.4
	239.8	227.2	226.8

Individuals
Lot loans	39.4	40.0	38.4
Construction	32.4	27.1	27.4
	71.8	67.1	65.8
Total construction and land development	594.0	540.3	485.0

Real estate mortgages
Residential real estate
Adjustable	317.6	318.8	316.5
Fixed rate	89.1	90.2	93.4
Home equity mortgages	91.7	93.1	84.3
Home equity lines	56.3	59.4	59.7
	554.7	561.5	553.9

Commercial real estate
Office buildings	144.3	142.3	143.6
Retail trade	83.8	93.5	101.6
Land	-	-	0.6
Industrial	104.3	93.3	92.2
Healthcare	39.9	33.6	31.6
Churches and educational facilities	40.2	36.5	35.6
Recreation	2.8	1.8	1.8
Multifamily	20.0	19.1	19.2
Mobile home parks	3.2	3.1	3.1
Lodging	27.9	28.0	26.7
Restaurant	8.0	9.0	8.6
Agricultural	12.4	9.0	8.7
Convenience stores	23.1	24.9	23.6
Other	40.1	41.6	42.5
	550.0	535.7	539.4
Total real estate mortgages	1,104.7	1,097.2	1,093.3

Commercial & financial	93.9	94.8	88.5

Installment loans to individuals
Automobile and trucks	24.1	23.0	21.9
Marine loans	33.3	25.2	26.0
Other	27.5	27.9	27.4
	84.9	76.1	75.3

Other	0.5	0.4	0.5
	$1,878.0	$1,808.8	$1,742.6

#

#

QUARTERLY TRENDS – INCREASE (DECREASE) IN LOANS BY QUARTER (Dollars in Millions)

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$ (10.4)	$ (10.2)	$ (1.7)	$ (12.3)
Townhomes	(0.5)	1.4	13.7	-
Single family residences	20.6	(34.3)	(2.7)	(4.9)
Single family land and lots	1.4	21.3	(0.6)	(12.0)
Multifamily	0.5	(2.1)	(12.8)	0.7
	11.6	(23.9)	(4.1)	(28.5)
Commercial
Office buildings	3.5	1.6	3.2	8.5
Retail trade	(3.6)	13.9	23.8	18.8
Land	(0.1)	6.0	(13.2)	(3.6)
Industrial	2.6	4.2	3.8	(3.9)
Healthcare	0.5	0.5	(2.0)	-
Churches and educational facilities	(0.3)	0.1	-	(1.9)
Lodging	2.7	6.4	-	-
Convenience stores	-	0.5	0.4	0.3
Marina	-	-	19.7	1.2
Other	1.9	10.0	(4.2)	1.3
	7.2	43.2	31.5	20.7
Individuals
Lot loans	(0.1)	(0.5)	0.7	(1.3)
Construction	(9.0)	1.9	(2.6)	(8.3)
	(9.1)	1.4	(1.9)	(9.6)
Total construction and land development	9.7	20.7	25.5	(17.4)

Real estate mortgages
Residential real estate
Adjustable	7.7	13.0	14.6	6.5
Fixed rate	-	(0.3)	0.5	(0.6)
Home equity mortgages	1.4	(7.3)	0.8	0.6
Home equity lines	0.5	5.2	(1.5)	4.0
	9.6	10.6	14.4	10.5
Commercial real estate
Office buildings	4.2	2.7	9.5	6.1
Retail trade	11.1	0.8	12.1	1.3
Land	-	-	2.6	2.7
Industrial	2.0	18.4	15.5	5.3
Healthcare	(0.2)	(0.8)	(6.5)	(0.8)
Churches and educational facilities	0.6	(0.2)	3.3	4.2
Recreation	-	0.1	0.2	(1.7)
Multifamily	(1.5)	2.0	0.9	2.5
Mobile home parks	(3.0)	1.0	-	(0.1)
Lodging	(2.2)	(0.1)	5.5	0.4
Restaurant	(0.5)	(1.6)	(2.4)	1.0
Agricultural	(1.6)	(1.1)	(3.8)	(6.7)
Convenience stores	0.2	1.4	(0.1)	(0.3)
Other	(2.0)	(8.3)	9.2	(1.4)
	7.1	14.3	46.0	12.5
Total real estate mortgages	16.7	24.9	60.4	23.0

Commercial & financial	(16.0)	26.9	(3.9)	(8.4)

Installment loans to individuals
Automobile and trucks	1.0	0.3	1.2	0.2
Marine loans	(2.4)	(3.5)	(1.8)	8.4
Other	1.2	(0.4)	(0.4)	(0.8)
	(0.2)	(3.6)	(1.0)	7.8

Other	-	0.9	(1.0)	0.3
	$ 10.2	$ 69.8	$ 80.0	$ 5.3

#

#

QUARTERLY TRENDS – INCREASE (DECREASE) IN LOANS BY QUARTER (Continued) (Dollars in Millions)

	2008
	1st Qtr	2nd Qtr	3rd Qtr
Construction and land development
Residential
Condominiums	$ (3.0)	$ (9.8)	$ (14.8)
Townhomes	(1.2)	(3.8)	1.7
Single family residences	(2.3)	(7.2)	(12.3)
Single family land and lots	(4.3)	(17.0)	(24.9)
Multifamily	(1.9)	1.4	(3.3)
	(12.7)	(36.4)	(53.6)
Commercial
Office buildings	(1.8)	2.0	(3.3)
Retail trade	(8.6)	3.2	4.9
Land	9.9	(17.1)	(1.5)
Industrial	3.9	3.9	(0.1)
Healthcare	-	-	(1.0)
Churches and educational facilities	-	0.1	(0.1)
Lodging	(11.2)	-	-
Convenience stores	0.1	(1.8)	-
Marina	3.7	2.1	1.6
Other	1.4	(5.0)	(0.9)
	(2.6)	(12.6)	(0.4)
Individuals
Lot loans	-	0.6	(1.6)
Construction	(0.3)	(5.3)	0.3
	(0.3)	(4.7)	(1.3)
Total construction and land development	(15.6)	(53.7)	(55.3)

Real estate mortgages
Residential real estate
Adjustable	(1.9)	1.2	(2.3)
Fixed rate	1.6	1.1	3.2
Home equity mortgages	0.3	1.4	(8.8)
Home equity lines	(2.8)	3.1	0.3
	(2.8)	6.8	(7.6)
Commercial real estate
Office buildings	12.6	(2.0)	1.3
Retail trade	7.6	9.7	8.1
Land	(5.3)	-	0.6
Industrial	(1.2)	(11.0)	(1.1)
Healthcare	7.5	(6.3)	(2.0)
Churches and educational facilities	-	(3.7)	(0.9)
Recreation	(0.2)	(1.0)	-
Multifamily	6.2	(0.9)	0.1
Mobile home parks	(0.7)	(0.1)	-
Lodging	5.2	0.1	(1.3)
Restaurant	(0.2)	1.0	(0.4)
Agricultural	(0.5)	(3.4)	(0.3)
Convenience stores	(0.1)	1.8	(1.3)
Other	1.8	1.5	0.9
	32.7	(14.3)	3.7
Total real estate mortgages	29.9	(7.5)	(3.9)

Commercial & financial	(32.8)	0.9	(6.3)

Installment loans to individuals
Automobile and trucks	(0.9)	(1.1)	(1.1)
Marine loans	0.1	(8.1)	0.8
Other	(0.7)	0.4	(0.5)
	(1.5)	(8.8)	(0.8)

Other	(0.4)	(0.1)	0.1
	$(20.4)	$ (69.2)	$ (66.2)

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

You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation: the effects of future economic and market conditions, including seasonality; and sales volumes and volumes of real estate in our local markets, including their effects on our borrowers and the values of collateral securing loans made by us: governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses, and the timing and terms of any possible regulatory action that may be taken as a result of our credit quality related declines and in losses realized.  The risks of mergers and acquisitions, include, without limitation: unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations; the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, including, without limitation, those risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2007 under “Special Cautionary Notice Regarding Forward-Looking Statements,” and otherwise in our Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the Securities and Exchange Commission, including through the SEC’s Internet website at: http://www.sec.gov.

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

The Company also performs valuation analyses, which are used for discerning levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 2.7 percent versus the EVE in a stable rate environment.  An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 0.1 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2008 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.

Risk Factors

In addition to the risk factors set forth under Part 1A, “Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K, the following risk factors should also be considered with such risk factors in light of recent events:

There can be no assurance that recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry will help stabilize the U.S. financial system.

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Pursuant to this authority, the U.S. Treasury has announced its Capital Purchase Program, under which it has begun to purchase up to $250 billion of preferred stock in eligible institutions.  The EESA also increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009.  In addition, the FDIC and the Secretary of the Treasury, after consultation with the President, have determined that systemic risk exists in the financial system.  Recent regulatory measures designed to strengthen financial market stability, include the FDIC temporarily guaranteeing certain newly-issued senior debt of eligible FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts.  There can be no assurance regarding the actual effects that the EESA and these actions will have on the financial markets, including the levels of volatility and limited credit availability currently being experienced.  The failure of the EESA and these related actions to help stabilize the financial markets and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our securities.

Difficult market conditions have adversely affected our industry.

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida.  Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions.  This market turmoil and the tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reductions in business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions.  In particular:

—

We expect to face increased regulation of our industry, including as a result of the EESA.  Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

—

Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which could affect our charge-offs and provision for credit losses.

—

Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates.  The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans or impact the value of assets, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

—

Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deteriorating investor expectations.

—

Increasing consolidation of financial services companies as a result of current market conditions could have unexpected adverse effects upon our ability to compete effectively.

—

We may be required to pay significantly higher FDIC premiums.  Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, and the FDIC has proposed a revised risk-based deposit insurance assessment schedule.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  The volatility and disruption reached unprecedented levels in September and October.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor confidence and could lead to losses or defaults by us or by other institutions.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/08 to 1/31/08	1,111	$12.46	664,166	160,834
2/1/08 to 2/28/08	0	0	664,166	160,834
3/1/08 to 3/31/08	0	0	664,166	160,834
Total – 1st Quarter	1,111	12.46	664,166	160,834

4/1/08 to 4/30/08	0	0	664,166	160,834
5/1/08 to 5/31/08	660	10.54	664,826	160,174
6/1/08 to 6/30/08	0	0	664,826	160,174
Total – 2nd Quarter	660	10.54	664,826	160,174

7/1/08 to 7/31/08	0	0	664,826	160,174
8/1/08 to 8/31/08	26	8.78	664,852	160,148
9/1/08 to 9/30/08	0	0	664,852	160,148
Total – 3rd Quarter	26	8.78	664,852	160,148

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

November 7, 2008

/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III

Chairman &

Chief Executive Officer

November 7, 2008

/s/ William R. Hahl

WILLIAM R. HAHL

Executive Vice President &

Chief Financial Officer

#