Form 10-K
period 2008-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2009-03-10
CIK 730708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-2260678 (I.R.S. Employer Identification No.)

815 Colorado Avenue, Stuart, FL (Address of Principal Executive Offices)	34994 (Zip Code)

Registrant’s telephone number, including area code (772) 287-4000

Securities registered pursuant to Section 12(b) of the Act:
None.

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.10
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule-405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2008, as reported on the Nasdaq Global Select Market, was $149,140,317.

The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of February 27, 2009, was 19,171,779.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant’s 2009 Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2009 (the “2009 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2009 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2009 Proxy Statement shall be deemed so incorporated.

2. Certain portions of the registrant’s 2008 Annual Report to Shareholders for the fiscal year ended December 31, 2008 (the “2008 Annual Report”) are incorporated by reference in Part II, Items 6 through 8 of this report. Other than those portions of the 2008 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2008 Annual Report shall be deemed so incorporated.

FORM 10-K CROSS-REFERENCE INDEX

Certain statistical data required by the Securities and Exchange Commission are included on pages 10-56 of Exhibit 13.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions, domestic and foreign;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

General

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and our principal subsidiary is Seacoast National Bank (“Seacoast National”). Seacoast National commenced its operations in 1933, and operated prior to 2006 as “First National Bank & Trust Company of the Treasure Coast”.

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast National had 42 banking offices in 14 counties in Florida at year-end 2008.

We have 24 branches in the “Treasure Coast,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. In April 2005, we acquired a bank with three offices in Orlando, Florida. In April 2006, we acquired a bank with nine offices in seven counties, including DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee, and St. Lucie Counties. De novo banking offices were opened in Palm Beach County in May 2006, Brevard County in February 2007 and April 2008, Broward County in October 2007, and St. Lucie County in March 2008. Seacoast National closed its Port St. Lucie Wal-Mart location in St. Lucie County in December 2007 and its operations were relocated to a nearby full-service branch, its Ft. Pierce Wal-Mart location in St. Lucie County in February 2008, and its Mariner Square and Juno Beach locations in Martin and Palm Beach County, respectively, in March 2008, and their operations moved to newer branches. Our Ft. Pierce and Rivergate locations in St. Lucie County and its Wedgewood location in Martin County were relocated to newly constructed buildings in close proximity to their original sites in June 2008, October 2008 and January 2009, respectively. We operate banking offices in the following locations:

•	four in Stuart,

•	two in Palm City,

•	two in Jensen Beach,

•	one on Hutchinson Island,

•	one in Hobe Sound,

•	six in Vero Beach,

•	two in Sebastian,

•	five in Port St. Lucie,

•	one in Ft. Pierce,

•	four in northern Palm Beach County,

•	three in Orlando,

•	two in Okeechobee,

•	one in Arcadia,

•	one in Moore Haven,

•	one in Wauchula,

•	one in Clewiston,

•	one in Labelle,

•	one in Lake Placid,

•	two in Viera; and

•	one in Ft. Lauderdale

Loan production offices for our Seacoast Marine Finance Division are located in Ft. Lauderdale and Melbourne, Florida and in Alameda and Newport Beach, California.

Seacoast National opened five new banking offices in 2008, and five existing banking locations in Martin, St. Lucie and Palm Beach County were relocated to these new banking offices.

Most of our banking offices have one or more automated teller machine (“ATMs”) that provide customers with 24-hour access to their deposit accounts. We are a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at 2.2 million participating ATM and retail locations throughout the United States.

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

We have operated an office of Seacoast Marine Finance Division, a division of Seacoast National, in Ft. Lauderdale, Florida since February 2000. Seacoast Marine is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater, with the majority of loan production sold to correspondent banks on a non-recourse basis. In November 2002, the Seacoast Marine Finance Division added offices and personnel in California to serve the western markets.

We have six indirect, wholly-owned subsidiaries:

•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National;

•	TCoast Holdings, LLC, which was formed to own and operate certain properties acquired through foreclosure;

•	BR West, LLC, which was formed in 2008 to hold foreclosed real estate, but which was inactive at year end 2008.

•	FNB Property Holdings, Inc., a Delaware holding company, whose primary asset is an investment in FNB RE Services, Inc.; and

•	FNB RE Services, Inc., a real estate investment trust that holds mortgage loans originated by Seacoast National.

We directly own all the common equity in five statutory trusts:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005, also for the purpose of issuing $20 million in trust preferred securities.

•	SBCF Statutory Trust III, formed on June 29, 2007, for the purpose of issuing $12 million in trust preferred securities; and

•	SBCF Statutory Trusts IV and V, formed on May 16, 2008 for the purpose of issuing additional preferred securities in the future. These have been inactive since their formation.

In addition, Big O RV, Inc. was also formed to own and operate certain properties acquired through foreclosure and was reactivated during 2008. It owned one asset that it sold in the Fourth Quarter of 2008, and it was dissolve at the end of 2008.

With the exception of FNB Property Holdings, Inc. and FNB RE Services, Inc., the operations of each of these direct and indirect subsidiaries contribute less than 10% of our consolidated assets and revenues.

As a bank holding company, we are a legal entity separate and distinct from our subsidiaries, including Seacoast National. We coordinate the financial resources of the consolidated enterprise and maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Our operating revenues and net income are derived primarily from Seacoast National through dividends and fees for services performed. See “Supervision and Regulation.”

As of December 31, 2008, we had total consolidated assets of approximately $2,314 million, total deposits of approximately $1,810 million, total consolidated liabilities, including deposits, of approximately $2,098 million and consolidated shareholders’ equity of approximately $216 million. Our operations are discussed in more detail under “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2008 Annual Report.

Our principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. We and our subsidiary Seacoast National maintain Internet websites at www.seacoastbanking.com and www.seacoastnational.com, respectively. We are not incorporating the information on our or Seacoast National’s website into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report. We file annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.

In addition, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Employees

As of December 31, 2008, we and our subsidiaries employed 446 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Expansion of Business

We have expanded our products and services to meet the changing needs of the various segments of our market, and we presently expect to continue this strategy. Prior to 1991, we had expanded geographically primarily through the addition of branches, including the acquisition of a branch in St. Lucie County. We also from time to time have acquired banks, bank branches and deposits, and have opened new branches and loan production offices.

In 2002, we entered Palm Beach County by establishing a new branch office. On April 30, 2005, we acquired Century National Bank, a commercial bank headquartered in Orlando, Florida. Century National Bank operated as our wholly owned subsidiary until August 2006 when it was merged with Seacoast National.

In April 2006, we acquired Big Lake National Bank (“Big Lake”), a commercial bank headquartered in Okeechobee, Florida, inland from our Treasure Coast markets. Big Lake was merged with Seacoast National in June 2006.

Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 17 net new offices in 14 Counties of Florida. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida, Newport Beach and Alameda, California, and Melbourne, Florida. See “Item 2. Properties”.

We regularly evaluate possible mergers, acquisitions and other expansion opportunities.

Seasonality; Cycles

We believe our commercial banking operations are somewhat seasonal in nature. Investment management fees and deposits often peak in the first and second quarters, and often are lowest in the third quarter, as do transactional fees from merchants, and ATM and debit card use. Public deposits tend to increase with tax collections in the second and fourth quarters and decline with spending thereafter.

Deposits can increase due to hurricanes as insurers disburse insurance proceeds and hurricane-related damage is repaired. No major hurricanes occurred in 2006, 2007, or 2008 and deposits were more normal than 2004 and 2005, when major hurricanes hit our coastal areas.

Commercial and residential real estate activity, demand, prices and sales volumes vary based upon various factors including economic conditions, interest rates and credit availability.

Competition

We and our subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard, Palm Beach and Broward Counties, in southeastern Florida and in the Orlando metropolitan statistical area. We also operate in six competitive counties in central Florida near Lake Okeechobee. Seacoast National not only competes with other banks in its markets, but also competes with various other types of financial institutions for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast National also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities.

Our competitors include not only financial institutions based in the State of Florida, but also a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in the State of Florida, or that offer products by mail, telephone or over the Internet. Many of our competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources than us. Some of these competitors are subject to less regulation and/or more favorable tax treatment than us. Many of these institutions have greater resources, broader geographic markets and higher lending limits than us and may offer various services that we do not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic and other technology than us. To offset these potential competitive disadvantages, we depend on our reputation as an independent, “super” community bank headquartered locally, our personal service, our greater community involvement and our ability to make credit and other business decisions quickly and locally.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and our bank subsidiary’s business. Supervision, regulation, and examination of us and Seacoast National and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of our capital stock. Any change in applicable law or regulation may have a material effect on our business.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of our annual report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2008 are included elsewhere in this report with no material weaknesses reported.

Bank Holding Company Regulation

We are a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks and a proper incident thereto. We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines us, and may examine our non-bank subsidiaries.

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, whose depository institution subsidiaries which have and maintain “satisfactory” Community Reinvestment Act of 1977, as amended (the “CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, a broad range of insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to supervision and regulation of the

Federal Reserve, but the GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While we have not become a financial holding company, we may seek to do so in the future in order to exercise the broader activity powers provided by the GLB. Banks may also engage in similar “financial activities” through subsidiaries. The GLB also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing these statutory provisions.

We are a legal entity separate and distinct from Seacoast National and our other subsidiaries. Various legal limitations restrict our banking subsidiaries from lending or otherwise supplying funds to us or our non-bank subsidiaries. We and our banking subsidiaries are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions” to include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. We and our bank subsidiaries also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Florida’s Interstate Branching Act (the “Florida Branching Act”) permits interstate branching. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction, unless the Florida bank has been in existence and continuously operated for more than three years.

Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) resulting from an affiliated depository institution’s failure. Accordingly, a bank holding company may be required to loan money to its bank subsidiaries in the form of capital notes or other instruments that qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Bank and Bank Subsidiary Regulation

Seacoast National is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”), which monitors all areas of operations, including reserves, loans, mortgages, the issuance of securities, payment of dividends, establishing branches, capital adequacy, and compliance with laws. Seacoast National is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

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

FNB Brokerage, a Seacoast National subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (the “Commission” or “SEC”). It also is subject to examination and supervision of its operations, personnel and accounts by the Financial Industry Regulatory Authority, Inc. (“FINRA”). FNB Brokerage is a separate and distinct entity from Seacoast National, and must maintain adequate capital under the SEC’s net capital rule. The net capital rule limits FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to Seacoast National. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and an investment advisor.

FNB Insurance, a Seacoast National subsidiary, is authorized by the State of Florida to market insurance products as an agent. FNB Insurance is a separate and distinct entity from Seacoast National and is subject to supervision and regulation by state insurance authorities. It is a financial subsidiary, but is inactive.

The Internal Revenue Code of 1986 (the “Code”), as amended, provides requirements that must be met with respect to Seacoast National’s indirect subsidiary, FNB RE Services, Inc., which has elected to be taxed as a “real estate investment trust” under the Code.

Community Reinvestment Act

We and our banking subsidiaries are subject to the provisions of the CRA and related federal bank regulatory agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company.

Following the enactment of the GLB, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation.

Seacoast National is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payments of Dividends

We are a legal entity separate and distinct from Seacoast National and other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from Seacoast National. The prior approval of the OCC is required if the total of all dividends declared by a national bank (such as Seacoast National) in any calendar year will exceed the sum of such bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any national bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debts in excess of such bank’s allowance for possible loan losses.

In addition, our company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. In 2008, Seacoast National recorded a net loss and paid $6.8 million in dividends to us. In 2007, Seacoast National paid 116% of its net profits in dividends to us.

Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s “profits”, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, Seacoast National cannot distribute any dividends to us, without prior OCC approval, as of December 31, 2008.

Capital

The Federal Reserve and the OCC have risk-based capital guidelines for bank holding companies and national banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital of a bank holding company must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). The Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital.

In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of at least 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans, and higher capital may be required as a result of an institution’s risk profile. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activities. The OCC and Seacoast National have agreed by letter agreement that Seacoast National shall maintain specific minimum capital ratios by March 31, 2009 and subsequent periods, including a total risk based capital ratio of 12.0 percent and a Tier 1 leverage ratio of 7.50 percent. Recently, the federal bank regulatory agencies have begun seeking higher capital levels than the minimums due to market conditions and the OCC has indicated that Seacoast National, in light of risks in its loan portfolio and local economic conditions, especially in the real estate markets, should hold capital commensurate with such risks.

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

All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The relevant minimum capital measures are the total risk-based capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. The federal bank regulatory agencies have authority to require additional capital.

As of December 31, 2008, the consolidated capital ratios of the Seacoast and Seacoast National were as follows:

	Regulatory	Seacoast	Seacoast
	Minimum	(Consolidated)	National

Tier 1 capital ratio	4.0%	14.0%	11.0%
Total risk-based capital ratio	8.0%	12.8%	12.2%
Leverage ratio	3.0-5.0%	9.6%	9.1%

Seacoast National has agreed with the OCC to maintain a Tier 1 leverage capital ratio of at least 7.50% and a total risk-based capital ratio of at least 12.0% as of March 31, 2009.

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim for such liability would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because our company and Seacoast National exceed applicable capital requirements, the respective managements of our company and Seacoast National do not believe that the provisions of FDICIA have had any material effect on our company and Seacoast National or our respective operations.

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2008, and brokered deposits are not restricted.

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

Seacoast National entered into a formal agreement with the OCC on December 16, 2008 to improve Seacoast National’s asset quality. Under the formal agreement, Seacoast National’s board of directors has appointed a compliance committee to monitor and coordinate Seacoast National’s performance under the formal agreement in December 2008. The formal agreement provides for the development and implementation of written programs to reduce Seacoast National’s credit risks, monitor and reduce the level of criticized assets, and manage commercial real estate (“CRE”) loan concentrations in light of current adverse CRE market conditions.

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

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	The development of internal policies, procedures, and controls;

•	The designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of our company and Seacoast National are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

In 2008, the Federal Reserve has taken various actions to increase market liquidity and reduce interest rates.

The Federal Reserve lowered its target federal funds rate from 5.25% per annum on August 7, 2007 to 3.00% on January 30, 2008, and finally to 0-0.25% on December 16, 2008. The Federal Reserve’s discount rate was reduced on December 16, 2008 to its current rate of 0.50% per annum, down from 5.75% on September 17, 2007, 4.75% on January 2, 2008, and 1.25% on October 29, 2008. The Federal Reserve has extended the term for which banks can borrow from the discount window to up to 90 days; and developed a program, called the Term Auction Facility, under which predetermined amounts of credit are auctioned to depository institutions for terms of up to 84 days. These innovations resulted in large increases in the amount of Federal Reserve credit extended to the banking system.

The Federal Reserve also expanded its liquidity programs through the Primary Dealer Credit Facility (“PDCF”) to provide primary dealers in the government securities market with access to the Federal Reserve’ s discount window, the Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (the “AMLF”), which provides loans to depository institutions to purchase asset-backed commercial paper from money market mutual funds, and the Term Securities Lending Facility (the “TSLF”), under which the Federal Reserve Bank of New York auctions term loans of Treasury securities to primary dealers. Several other liquidity-related facilities have also been established, such as the Commercial Paper Funding Facility (the “CPFF”), which provides a liquidity backstop to U.S. issuers of commercial paper, the Money Market Investor Funding Facility (the “MMIFF”), which provides liquidity to U.S. money market investors, and the temporary reciprocal currency arrangements (swap lines) with 14 other central banks. These facilities are currently scheduled to end April 30, 2009.

In addition, the Federal Reserve and the Treasury have jointly announced a Term Asset-Backed Securities Loan Facility (“TALF”) that will lend against AAA-rated asset-backed securities collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration. On February 10, 2009, the Federal Reserve announced that it was prepared to undertake a substantial expansion of the TALF, which could increase its size to as much as $1 trillion and could broaden the eligible collateral to encompass other types of newly issued AAA-rated asset-backed securities, such as commercial mortgage-backed securities, private-label residential mortgage-backed securities, and other asset-backed securities. The Federal Reserve has stated that an expansion of the TALF would be supported by the Treasury providing additional funds from the Troubled Asset Relief Program (“TARP”).

The Federal Reserve announced on November 28, 2008 that it was initiating a program to purchase the direct obligations of housing-related government-sponsored enterprises (GSEs) — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks — and mortgage-backed securities (MBS) backed by Fannie Mae, Freddie Mac, and Ginnie Mae. This action was taken to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. Purchases of up to $100 billion in GSE direct obligations under the program will be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions, and purchases of up to $500 billion in MBS will be conducted by asset managers. Purchases of both direct obligations and MBS were expected to take place over several quarters.

Beginning October 6, 2008, the Federal Reserve began paying interest on depository institutions’ required and excess reserve balances. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee.

The nature and timing of any changes in such policies and their effect on our Company and Seacoast National cannot be predicted.

FDIC Insurance Assessments

Seacoast National’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”), and Seacoast National is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds. During 2006 through 2008, the FDIC’s risk-based deposit insurance assessment schedule ranged from zero to 43 basis points per annum. During 2006 and 2007, Seacoast National, including its predecessors from their date of acquisition, paid no FDIC deposit insurance premiums. FICO assessments of approximately $325,000, $225,000 and $224,000 were paid to the FDIC in 2006, 2007 and 2008, respectively.

Congress passed the Federal Deposit Insurance Reform Act (the “Reform Act”) in February 2006. As a result, deposits remained insured up to a maximum of $100,000, but the amount of deposit insurance will be adjusted every five years based upon inflation. Retirement accounts were insured for up to $250,000, and banks that are less than adequately capitalized will be unable to accept employee benefit deposits. This law also changed the way FDIC insurance assessments and credits are calculated. The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. EESA provides that the temporary increase in deposit insurance coverage is not taken into account for FDIC insurance assessment purposes.

During 2007 and 2008, the FDIC used the following risk categories and initial deposit insurance assessment rates:

Deposit Insurance
Risk Category	Assessment Rate

I	5 to 7 basis points
II	10 basis points
III	28 basis points
IV	43 basis points

Seacoast National paid FDIC deposit insurance assessments of $1,804,000 in 2008 based upon the expiration of a one-time credit provided by the Reform Act and FDIC rules for deposit insurance premiums previously paid. At the beginning of 2007, this credit totaled approximately $1,240,000. FDIC insurance assessments for 2007 were offset entirely by an equivalent amount of the credit during 2007, and the credit was fully used by early 2008. Assessments will change with the levels of our deposits and as a result of quarterly changes by the FDIC in its assessment rates or changes in Seacoast National’s risk category.

Effective January 1, 2009, the FDIC has increased it deposit insurance assessment rates uniformly by 7 basis points annually for the first quarter 2009 assessment period only. Annual rates applicable to the first quarter and second quarter 2009 assessments, which would be collected at the end of June and September, are as follows:

	First Quarter	Second Quarter
	2009	2009
	Deposit Insurance	Initial Deposit Insurance
Risk Category	Assessment Rate	Base Assessment Rate

I	12 to 14 basis points	12 to 16 basis points
II	17 basis points	22 basis points
III	35 basis points	32 basis points
IV	50 basis points	45 basis points

The FDIC has adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. The FDIC’s new rules are expected to include a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The new assessment rules are expected to also increase assessments for banks that use brokered deposits above a threshold level to fund “rapid asset growth”. The FDIC also has proposed a rule that, if it becomes final, will impose a 20 basis points special assessment on all institutions for the quarter of June 30, 2009 and will grant the FDIC the authority to impose up to a further 10 basis points special assessment at the end of any calendar quarter whenever the estimated Deposit Insurance Fund falls to a level that FDIC board of directors believes would adversely affect public confidence or to a level close to zero or negative. Overall, we believe it likely that FDIC insurance premiums will continue to increase, generally for the foreseeable future.

FICO assessments are set by the FDIC quarterly and ranged from 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006, 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007, and 1.14 basis points in the first quarter of 2008 to 1.10 basis points in the last quarter of 2008. The FICO assessment rate for the first quarter of 2009 has increased to 1.14 basis points.

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLG”), the entire amount in any eligible noninterest bearing transaction accounts will be guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. The TLG also provides FDIC guarantees to newly issued senior unsecured debt of banks and holding companies. The FDIC also proposed on February 27, 2009 to extend the debt guarantee program to cover otherwise eligible senior unsecured debt that is mandatorily convertible to common stock. We and Seacoast National have not opted out of either guarantee programs. Should we or Seacoast National choose to issue debt that is covered by the TLG’s debt guarantee program, we will be subject to an assessment determined by multiplying the amount of TLG-guaranteed debt times the term of the debt (expressed in years) times an annualized assessment rate, which will range from 50 to 100 basis point depending upon the maturity of the TLG-guaranteed debt. Banks that participate in the TLG’s noninterest bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well.

Participation in the Troubled Asset Relief Program

On October 3, 2008, EESA became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Department of the Treasury (the “Treasury”) established a capital purchase program (“CPP”) providing for the purchase of senior preferred shares of qualifying FDIC-insured depository institutions and their holding companies. On December 19, 2008, pursuant to a purchase agreement (the “Purchase Agreement”), we sold 2,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrant”) to acquire 1,179,245 shares of common stock exercisable at $6.36 per share

(subject to adjustment under various anti-dilution provisions) to the U.S. Treasury (the “Treasury”) pursuant to the CPP for an aggregate consideration of $50 million. As a result of our participation in the CPP, we have agreed to certain limitations on our dividends, distributions and executive compensation.

Specifically, we are unable to declare dividend payments on our common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. Further, without the Treasury approval, we are not permitted to increase dividends on our common stock above $0.01 per share without the Treasury’s approval until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury. In addition, we cannot repurchase shares of common stock or use proceeds from the Series A Preferred Stock to repurchase trust preferred securities. Consent of the Treasury generally is required for us to make any stock repurchase until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury to a third party. Further, our common, junior preferred or pari passu preferred shares may not be repurchased if we have not declared and paid all Series A Preferred Stock dividends.

In addition, we have adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the warrant. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibition on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

On February 17, 2009, the President signed into law The American Recovery and Reinvestment Act of 2009 (the “ARRA”), commonly known as the economic stimulus bill. The ARRA imposes certain new executive compensation and corporate expenditure limits and corporate governance standards on all TARP recipients that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury all borrowings or preferred stock. Redemption of the outstanding Series A Preferred Stock and repurchase of the Warrant at market prices are now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency, the prior approval of the Federal Reserve and the maintenance of appropriate levels of capital by the issuers and their subsidiaries and necessary corporate actions.

On February 10, 2009, the Treasury announced the Financial Stability Plan, which earmarked the second $350 billion of funds authorized under the EESA. Among other things, the Financial Stability Plan include:

•	A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the TARP CPP;

•	A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•	A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and

•	Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions, executive compensation, corporate and additional disclosure requirements.

The Treasury released a term sheet for the CAP on February 25, 2009. Under the CAP, qualifying U.S. banks, thrifts and their holding companies will be able to obtain additional capital through issuance of 9% mandatorily convertible preferred stock and warrants to the Treasury. We cannot predict the effect that the Financial Stability Plan may have on us or our business, financial condition or results of operations.

Recent Legislative and Regulatory Changes

Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the recently announced Financial Stability Plan and various residential mortgage programs to reduce foreclosures and stabilize the housing market.

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed law or regulation will be adopted or the extent to which our business may be affected by any new law or regulation. The current stresses on the financial system and the economy generally and the powers granted to the Treasury under EESA and the ARRA make the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable and subject to rapid changes.

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

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans. At December 31, 2008, we had outstanding $339.2 million in commercial construction and residential land development loans and $56.0 in residential construction loans to individuals, which represents approximately 179% of our capital at December 31, 2008. We have always had significant exposures to loans secured by commercial real estate due to the nature of the growing markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk. We have agreed with the OCC to manage our CRE risks. See “-Enforcement Policies and Actions.”

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

EESA was enacted on October 3, 2008.  Under EESA, the Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced its CPP, under which it committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The Congressional Budget Office reports that, as of December 31, 2008, the Treasury had purchased $178 billion in shares of preferred stock and warrants from 214 U.S. financial institutions. EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009.

On February 10, 2009, the Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for the banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the ARRA was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

Numerous actions by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007. These measures include fiscal and monetary policy actions described under “Fiscal and Monetary Policy” and “Recent Legislative and Regulatory Changes.”

We cannot predict the actual effects of EESA, the ARRA and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted will have on the financial markets, on us and on Seacoast National. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

Difficult market conditions have adversely affected our industry and us.

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets over the past year and a half, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks, as well as Seacoast National. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•	We expect to face increased regulation of our industry, including as a result of EESA, the ARRA and related initiatives by the U.S. government. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

•	Market developments and government programs may continue to adversely affect consumer confidence levels and may cause adverse changes in borrower behaviors and payment rates, resulting in further increases in delinquencies and default rates, which could affect our loan charge-offs and our provisions for credit losses.

•	Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

•	Our ability to borrow from other financial institutions on favorable terms or at all, or to raise capital, could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deteriorating investor expectations.

•	Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets, necessitating additional capital, and may have unexpected adverse effects upon our ability to compete effectively.

Nonperforming asset take significant time and adversely affect our results of operations and financial condition.

At December 31, 2008, our nonperforming loans (which consist of non-accrual loans) totaled $86.9 million, or 5.18% of the loan portfolio. At December 31, 2008, our nonperforming assets (which include foreclosed real estate) were $92.0 million, or 3.97% of assets. In addition, we had approximately $13.9 million in accruing loans that were 30-89 days delinquent at December 31, 2008. Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. These loans also increase our risk profile. While we have reduced our problem assets through loan sales, workouts, restructuring and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. If the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets and other economics persist or worsen, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

Higher cost of insuring our deposits.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, and the FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009 when it also raised deposit insurance premiums and proposed special assessments on FDIC members see “FDIC Insurance Assessments”.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval, offset by approximately $39.2 million of cash and short-term investments currently held by us at December 31, 2008 due to receipt of TARP CPP. We anticipate that at least some of these funds will need to be invested in Seacoast National by March 31, 2009 to meet OCC total risk-based capital requirements. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

We could encounter difficulties as a result of our growth.

Our loans, deposits, fee businesses and employees have increased as a result of our organic growth and acquisitions. Our failure to successfully manage and support this growth with sufficient human resources, training and operational, financial and technology resources in challenging markets and economic conditions could have a material adverse effect on our operating results and financial condition. We may not be able to sustain or manage our growth or additional growth may be encountered due to adverse changes, consolidations and failures among our competitors.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, because we are unable to raise additional capital or otherwise, our financial condition, liquidity and results of operations would be adversely affected.

Both we and Seacoast National must meet regulatory capital requirements and maintain sufficient liquidity. In addition, we may need to raise additional capital to support our business or provide additional capital to absorb losses. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and our business, results of operation and financial conditions, generally.

Sales of additional capital could dilute existing shareholders.

Issuances of our common stock or securities convertible into or exchangeable for our common stock could dilute the interests of our existing common shareholders or require shareholders to approve an increase in the number of shares of common stock we are authorized to issue and could increase the number of shares of common stock we are required to issue under the warrant we issued to the Treasury under the TARP CPP.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans have adversely affected us and may continue to adversely affect us.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting further the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue, notwithstanding various government programs to boost the residential mortgage markets and stabilize the housing markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.

The declines in home prices in the Florida housing market, along with the reduced availability of certain types of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in the allowance for loan losses. In that event, our earnings, financial condition, including our capital and liquidity, could be adversely affected.

Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset, especially since we had 53.5% of our portfolio in CRE loans at year-end 2008 and 55.6% for 2007. The banking regulators continue to give CRE lending greater scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2008, we added $88.6 million of provisions for loan losses compared to $12.7 million in 2007 and $3.3 million in 2006, in part reflecting collateral evaluations in response to recent changes in the market value for residential real estate collateralizing land and acquisition and development loans. Sales of residential real estate and mortgage loan production fell in 2006, 2007 and 2008, adversely affecting loan demand, deposit growth, fee income from mortgage production and sale, and liquidity of certain of our collateral. Real estate activity and values in our market have declined in recent periods, as these conditions persisted.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Our deposits also increased due to acquisitions in 2005 and 2006. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings and our FDIC deposit insurance assessments increase faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rates by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the target federal funds rate by an additional 400 basis points to zero to 25 basis points in December 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets have declined. Declining rates reflect efforts by the Federal Reserve to stimulate the economy and may or may not be effective in the short term, and may affect results of operation and financial condition, liquidity and earnings.

Because of our participation in the Treasury’s CPP, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

On December 19, 2008, pursuant to the Purchase Agreement, we issued to the Treasury $50,000,000 of our Series A Preferred Stock and a Warrant to purchase 1,179,245 shares of our common stock. The Purchase Agreement limits our ability to declare or pay dividends on any of our shares. Specifically, we are unable to declare dividend payments on common, junior preferred or pari passu preferred shares if we have not fully paid the scheduled dividends on the Series A Preferred Stock. Further, without the Treasury’s prior approval, we are not permitted to increase dividends on our common stock above $0.01, the amount of the last quarterly cash dividend per share declared prior to December 19, 2008 until December 19, 2011, the third anniversary of the investment, unless the Series A Preferred Stock has been redeemed or transferred by the Treasury in full. In addition, our ability to repurchase shares of our, commons stock is restricted. The Treasury’s consent generally is required for us to make any stock repurchases until December 19, 2011, unless all the Series A Preferred Stock has been redeemed or transferred by Treasury to a third party. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we have not fully paid all dividends on the Series A Preferred Stock. We cannot use the proceeds from the sale of the Series A Preferred Stock or the Warrant to redeem any of our trust preferred securities.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series A Preferred Stock, together with the holders of shares of outstanding parity stock, if any, with like voting rights, voting as a single class, will be entitled to elect the two additional members of our board of directors at the next annual meeting (or at a special meeting called for the purpose of electing such directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adversely to our common shareholders.

Except as otherwise required by law and in connection with the election of directors to our board of directors in the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Series A Preferred Stock have limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for

•	any authorization or issuance of shares ranking senior to the Series A Preferred Stock;

•	any amendment to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock; or

•	consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock. Holders of Series A Preferred Stock could black the foregoing transitions, even where considered desirable by, or in the best interests of, holders of our common stock.

The holders of Series A Preferred Stock, including the Treasury, may have different interests from the holders of our common stock, and could vote to disapprove transactions that are favored by, or are in the best interests of, our common shareholders.

The TARP CPP and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business.

The Purchase Agreement required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the Warrant (“TARP Assistance Period”). These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibition on making golden parachute payments to senior executives; and

•	agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

The ARRA imposed further limitations on compensation during the TARP Assistance Period including:

•	a prohibition on the making any golden parachute payment to a senior executive officer or any of its next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of the reported earnings to enhance the compensation of any of its employees; and

•	a prohibition of the five highest paid executives from receiving or accruing any bonus, retention award, or incentive compensation (“Bonus”) unless the Bonus (a) does not fully vest during the TARP Assistance Period; (b) has a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock; and (c) is subject to such other terms and conditions as the Treasury Secretary may determine are in the public interest.

Since the Warrant has a 10 year term, we could potentially be subject to the executive compensation and corporate governance restrictions for 10 years. The prohibition may expand to other employees based on increases in the aggregate value of financial assistance that we receive in the future. For example, if we receive at least $250 million but less than $500 million in TARP financial assistance, the senior executive officers and at least the next 10 most highly compensated employees will be prohibited from receiving or accruing Bonus.

These provisions and any rules issued by the Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions.

TARP lending goals may not be attainable.

Congress and the bank regulators are encouraging recipients of TARP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and have expanded our mortgage loan originations. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affect by increased FDIC insurance premiums.

Changes in future rules applicable to banks generally or to TARP recipients could adversely affect our operation and our financial condition.

The ARRA contains compensation and governance requirements that were not agreed to when we sold the Series A Preferred Stock and Warrant to the Treasury pursuant to the TARP CPP, but which are to be applied to us and all other TARP recipients based on Treasury rules that have not been proposed as of February 25, 2009. The scope and effects of future changes including possible retroactive charges, if any, on TARP recipients including us, cannot be predicted. Any redemption of our Series A Preferred Stock to avoid these restrictions would require prior Federal Reserve approval, and currently we would need additional Tier 1 equity capital to maintain our capital adequacy.

Our future success is dependent on our ability to compete effectively in highly competitive markets.

We operate in the highly competitive markets of Martin, St. Lucie, Brevard, Indian River, Palm Beach and Broward Counties in southeastern Florida, the Orlando, Florida metropolitan statistical area, as well as in more rural competitive counties in the Lake Okeechobee, Florida region. Our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.

We operate in a heavily regulated environment.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the SEC, the FDIC and FINRA, and since December 2008, the Treasury. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets and securities and insurance regulators. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital, liquidity and risk management which could adversely affect our growth, profitability and financial condition.

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

Florida law and our articles of incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of us to consult with our board, and which enable the board to negotiate and give consideration on behalf of us and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements and a staggered board of directors, may make any takeover attempts and other acquisitions of interests in us that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect its operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

The amount of the deferred tax asset that is considered realizable could be reduced further from time to time if estimates of future taxable income from our operations and tax planning strategies during the carryforward period are lower than forecasted due to further deterioration in market conditions or other circumstances.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We and Seacoast National’s main office occupies approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. This building, together with an adjacent 10-lane drive-through banking facility and an additional 27,000 square foot office building, are situated on approximately eight acres of land in the center of Stuart that is zoned for commercial use. The building and land are owned by Seacoast National, which leases out portions of the building not utilized by our company and Seacoast National to unaffiliated third parties.

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

In addition, Seacoast National acquired Big Lake’s operations center as a result of the acquisition of Big Lake on April 1, 2006. The operations center is situated on 3.25 acres in a 4,939 square foot building in Okeechobee, Florida, all of which are owned by Seacoast National. Our PGA Blvd. branch is utilized as a disaster recovery site should natural disasters or other events preclude use of Seacoast National’s primary operations center.

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

As of December 31, 2008, the net carrying value of branch offices of Seacoast National (excluding the main office) was approximately $32.6 million. Seacoast National’s branch offices are described as follows:

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

Rivergate, opened October 28, 1985, originally occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. Seacoast National moved the branch to larger facilities in the shopping center in April 1999. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupies approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM. This office closed in the second quarter of 2008, simultaneous with the opening of Seacoast National’s new Westmoreland branch office (across the street from Rivergate). The Westmoreland office is situated in a stand alone building owned by Seacoast National with 4,468 square feet of space (2,821 square feet to be occupied by the branch, the remainder to be leased to tenants) on leased land, with three drive-in lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast

National. Located on the corner of a heavily traversed thoroughfare, the new location is more prominent than the existing store front location in the shopping plaza.

Wedgewood Commons, opened in April 1988, is located on an out-parcel under long term ground lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building that houses four drive-in lanes, a walk-up ATM and various bank equipment, all of which are owned by Seacoast National. This office closed simultaneously in January 2009, with its relocation to a new stand alone building on a leased out parcel in the same shopping center, but with a greater presence on the corner of U.S. 1 and offering better ingress and egress. The new building owned by Seacoast National contains 5,477 square feet of space (2,836 square feet to be occupied by the branch, the remainder to be leased to tenants), with four drive-in lanes, a drive-up ATM, and furniture and equipment, all of which are owned by Seacoast National.

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

Fort Pierce, acquired in December 1991, is a 2,895 square foot facility owned by Seacoast National in the heart of Fort Pierce that has three drive-in lanes and a drive-up ATM. Equipment and furniture at this location are all owned by Seacoast National. In August 2007, Seacoast National sold this building, realizing a gain of $280,000. Under the terms of the sales agreement, Seacoast National obtained an accommodation whereby it could continue to occupy the location until construction of its new Ft. Pierce location was completed. The new location on U.S. 1 is situated on leased land with 5,477 square feet of space (2,836 square feet to be occupied by the branch, the remainder to be leased to tenants), with three drive-in lanes, a drive-up ATM, and furniture and equipment, all of which are owned by Seacoast National. The new location opened in October 2008.

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

Beachland, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero Beach, Florida. This facility has 2 drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast National. Building improvement at this office began in November 2008, with branch personnel moving to a separate leased facility in close proximity on Cardinal Drive while construction occurs.

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

Mariner Square, acquired in April 1995, was a 3,600 square foot leased space located on the ground floor of a three-story office building located on U.S. Highway 1 between Hobe Sound and Port Salerno. Approximately 700 square feet of the space is sublet to a third party. The space occupied by Seacoast National had been improved to be a full service branch with two drive-in lanes, one serving as a drive-up ATM lane as well as a drive-in teller lane, all owned by Seacoast National. Seacoast National closed this location in of March 2008.

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

Jupiter, located on U.S. Highway 1 in Jupiter, Florida, this office opened as a loan production office in August 2002 and converted to a full-service branch during 2003. Commercial and residential lending personnel as well as certain executive offices were maintained at this location until May 2006 when our

PGA Blvd. location opened. In May 2006 this office was closed. Seacoast National’s obligation for 3,718 square feet of leased space under lease expired at the end of July 2007. No ATM or night depository existed for this location and all furniture and equipment at the branch has been removed.

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

Juno Beach was acquired during 2004. Seacoast National’s Jupiter Bluff’s branch was relocated to this facility at the end of December 2004, following renovation of the building. The building is 2,891 square feet, located on U.S. Highway 1 in Juno Beach, and includes three drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. We closed this location at the end of March 2008.

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

Arcadia, acquired in April 2006, located in DeSoto County, is a 1,681 square foot one-story branch on approximately 1.5 acres, all owned by Seacoast National. Built in 1984, the office has 3 drive-up lanes, a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. An expansion of this office adding 1,575 square feet was completed in April 2008.

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

Two de novo offices were opened in 2008:

Murrell Road, located in Brevard County, is Seacoast National’s second office in this market. The branch is a two-story office owned by Seacoast National with 9,041 square feet, of which 4,307 square feet on the first floor houses banking and loan offices and 4,264 square feet on the second floor is leased to outside parties. The branch has 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location is under a ground lease and opened in April 2008.

Gatlin Boulevard, located in St. Lucie County, opened in March 2008 on an out parcel directly in front of a Sam’s Club and adjacent to a Wal-Mart, both presently open. The office is two stories, with 2,782 square feet on the first floor occupied by Seacoast National and 2,518 square feet on the second floor available for leasing to outside parties. Seacoast National owns the land and building. The branch has 4 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements in Our 2008 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.

No new and planned offices are projected to open over the remainder of 2009.

Item 3.	Legal Proceedings

We and our subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which we are engaged. Management presently believes that none of the legal proceedings to which we are a party are likely to have a material adverse effect on our consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

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

Holders of our common stock are entitled to one vote per share on all matters presented to shareholders as provided in our Amended and Restated Articles of Incorporation.

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market which is a national securities exchange (“Nasdaq”). As of February 20, 2009, there were           shares of our common stock outstanding, held by approximately           record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sale Price Per Share of		Quarterly Dividends
	Seacoast Common Stock		Declared Per Share of
	High	Low	Seacoast Common Stock

2007
First Quarter	$24.650	$22.220	$0.16
Second Quarter	25.360	20.270	0.16
Third Quarter	22.300	15.620	0.16
Fourth Quarter	19.570	10.280	0.16
2008
First Quarter	$12.460	$7.670	$0.16
Second Quarter	11.200	7.760	0.16
Third Quarter	12.570	7.310	0.01
Fourth Quarter	11.000	4.370	0.01

Dividends from Seacoast National historically have been our primary source of funds to pay dividends on our common stock. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast National also limits dividends that may be paid to us. Beginning in the third quarter of 2008, we reduced our dividend per share of our common stock to $0.01. As of December 31, 2008, Seacoast National cannot pay us any dividends without prior OCC approval, and in all events must maintain appropriate capital that meets regulatory requirements applicable to us. Additional information regarding restrictions on the ability of Seacoast National to pay dividends to us is contained in Note C of the “Notes to Consolidated Financial Statements” in our 2008 Annual Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Supervision and Regulation” contained in Part I, Item 1 of this report.

The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends for current earnings, and have the general authority to limit the dividends paid by insured national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determine that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by the Seacoast National or us, respectively. As a result of our participation in the TARP CPP program, additional restrictions have been imposed on our ability to declare or increase dividends on shares of our common stock. See “Supervision and Regulation” contained in Part I, Item 1 of this report.

Outstanding Warrants

Pursuant to the Purchase Agreement between us and the Treasury on December 19, 2008, we sold the Warrant to acquire 1,179,245 shares of our common stock to the U.S. Treasury and the exercise price of the Warrant is $6.36, subject to adjustments under various anti-dilution provisions. The Warrant will expire on December 19, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Performance Graph

See the information referred to as “Performance Graph”, included under Part III, Item 11, which is incorporated in response to this item by reference.

Recent Sales of Unregistered Securities

During 2008, we did not issue or sell any of our securities in transactions not registered under the Securities Act of 1933, as amended except for shares of Series A Preferred Stock and the Warrant to purchase shares of our common stock sold to the Treasury as a result of our participation in the TARP CPP disclosed in our Current Report on Form 8-K, dated December 23, 2008. We subsequently filed a Form S-3, which was declared effective on January 30, 2009 to register the resale of those securities.

Issuer Purchases of Equity Securities

Our board of directors authorized a plan to repurchase up to 825,000 shares of our common stock on September 18, 2001. The following table sets forth the shares of our common stock repurchased by us during the fourth quarter of 2008.

				Maximum
			Total Number of	Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

10/1/08 to 10/31/08	0	$0	664,852	160,148
11/1/08 to 11/30/08	1,112	$6.12	665,964	159,036
12/1/08 to 12/31/08	835	$7.41	666,799	158,201

Total	1,947	$6.67	666,799	158,201

Item 6.	Selected Financial Data

Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2008 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2008 Management’s Discussion and Analysis” in the 2008 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The narrative under the heading of “Market Risk” in the 2008 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading of “Securities”, and the narrative under the heading of “Interest Rate Sensitivity” in the 2008 Annual Report are incorporated herein by reference. The information regarding securities owned by us set forth in Table 15, “Securities Held for Sale” and “Securities Held for Investment,” in the 2008 Annual Report is incorporated herein by reference.

Risk Management Derivative Financial Instruments

	December 31, 2008
	Notional	Unrealized	Unrealized		Ineffec-	Maturity In
	Amount	Gains	Losses	Equity	tiveness	Years
	(Dollars in thousands)

LIABILITY HEDGES
Fair value hedges
Interest rate swaps — receive fixed	$15,000	$302	$—	$—	$—	0.87

Total	$15,000	$302	$—	$—	$—	0.87

Risk Management Derivative Financial Instruments — Expected Maturities

	December 31, 2008
	1 Year	1 — 2	2 — 5	Over 5
	or Less	Years	Years	Years	Total
	(Dollars in thousands)

FAIR VALUE LIABILITY HEDGES
Notional Amount — Swaps Receive Fixed	$15,000	—	—	—	$15,000
Weighted average receive rate	6.10%	—	—	—	6.10%
Weighted average pay rate	5.31%	—	—	—	5.31%
Unrealized gain	$302	—	—	—	$302

Item 8.	Financial Statements and Supplementary Data

The report of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements are included in the 2008 Annual Report and are incorporated herein by reference. “Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates” and “Quarterly Consolidated Income Statements” are included in the 2008 Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, as defined in SEC Rule 13a-15 under the Exchange Act, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting which is included in Exhibit 23 to this report.

Change in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 — Election of Directors” and “Corporate Governance” in the 2009 Proxy Statement, as well as under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Salary and Benefits Committee Report,” “Director Compensation” and “Performance Graph” in the 2009 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2008.

Equity Compensation Plan Information

December 31, 2008

	Number of		Number of Securities
	Securities to be	Weighted Average	Remaining Available for
	Issued Upon	Exercise Price	Future Issuance
	Exercise of	of Outstanding	Under Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
Plan category	and Rights	Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders:
1996 Plan(1)	20,240	$9.37	—
2000 Plan(2)	590,921	21.46	418,727
2008 Plan(3)	—	—	1,500,000
Employee Stock Purchase Plan(4)	—	—	31,777

TOTAL	611,161	21.06	1,950,504

(1)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(2)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and awards of restricted stock or stock-based awards.

(3)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 — Election of Directors” and “Principal Shareholders” in the 2009 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Independent Auditors” in the 2009 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) List of all financial statements

The following consolidated financial statements and reports of independent registered public accounting firms of Seacoast, included in the 2008 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

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

Exhibit 3.1 Amended and Restated Articles of Incorporation
Incorporated herein by reference from the Company’s Quarterly Report of Form 10-Q, dated May 10, 2006.

Exhibit 3.2 Amended and Restated By-laws of the Corporation
Incorporated herein by reference from the Company’s Form 8-K, dated December 18, 2007.

Exhibit 3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation
Establishing and designating Fixed Rate Cumulative Perpetual Preferred Stock, Series A incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 4.1 Specimen Common Stock Certificate
Incorporated herein by reference from the Company’s Form 8-K, dated December 18, 2007.

Exhibit 4.2 Junior Subordinated Indenture
Dated as of March 31, 2005, between the Company and Wilmington Trust Company, as Trustee (including the form of the Floating Rate Junior Subordinated Note, which appears in Section 2.1 thereof), incorporated herein by reference from the Company’s Form 8-K dated March 31, 2005.

Exhibit 4.3 Guarantee Agreement
Dated as of March 31, 2005 between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, incorporated herein by reference from the Company’s Form 8-K dated March 31, 2005.

Exhibit 4.4 Amended and Restated Trust Agreement
Dated as of March 31, 2005, among the Company, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (including exhibits containing the related forms of the SBCF Capital Trust I Common Securities Certificate and the Preferred Securities Certificate), incorporated herein by reference from the Company’s Form 8-K dated March 31, 2005.

Exhibit 4.5 Indenture
Dated as of December 16, 2005, between the Company and U.S. Bank National Association, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture), incorporated herein by reference from the Company’s Form 8-K dated December 16, 2005.

Exhibit 4.6 Guarantee Agreement
Dated as of December 16, 2005, between the Company, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, incorporated herein by reference from the Company’s Form 8-K dated December 16, 2005.

Exhibit 4.7 Amended and Restated Declaration of Trust
Dated as of December 16, 2005, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and U.S. Bank National Association, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust II Common Securities Certificate and the Capital Securities Certificate), incorporated herein by reference from the Company’s Form 8-K dated December 16, 2005.

Exhibit 4.8 Indenture
Dated June 29, 2007, between the Company and LaSalle Bank, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture), incorporated herein by reference from the Company’s Form 8-K dated June 29, 2007.

Exhibit 4.9 Guarantee Agreement
Dated June 29, 2007, between the Company, as Guarantor, and LaSalle Bank, as Guarantee, incorporated herein by reference from the Company’s Form 8-K dated June 29, 2007.

Exhibit 4.10 Amended and Restated Declaration of Trust
Dated June 29, 2007, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and LaSalle Bank, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust III Common Securities Certificate and the Capital Securities Certificate), incorporated herein by reference from the Company’s Form 8-K dated June 29, 2007.

Exhibit 4.11 Trust Agreement of SBCF Capital Trust IV
Dated May 16, 2008, among the Company, as Depositor and Wilmington Trust Company, a Delaware banking corporation, as Trustee (including exhibits containing the related forms of Junior Subordinated Indenture, Subordinated Indenture, Senior Indenture, Guarantee Agreement and the Amended and Restated Trust Agreement of SBCF Capital Trust IV), incorporated herein by reference from the Company’s Form S-3 dated May 23, 2008.

Exhibit 4.12 Trust Agreement of SBCF Capital Trust V
Dated May 16, 2008, among the Company, as Depositor and Wilmington Trust Company, a Delaware banking corporation, as Trustee (including exhibits containing the related forms of Junior Subordinated Indenture, Subordinated Indenture, Senior Indenture, Guarantee Agreement and the Amended and Restated Trust Agreement of SBCF Capital Trust V), incorporated herein by reference from the Company’s Form S-3 dated May 23, 2008.

Exhibit 4.13 Specimen Preferred Stock Certificate
Incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 4.14 Warrant for Purchase of Shares of Common Stock
Incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

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

Exhibit 10.7 Executive Employment Agreement*
Dated January 2, 2007 between Harry R. Holland, III and the Bank, incorporated herein by reference from the Company’s Form 8-K, dated January 2, 2007.

Exhibit 10.8 1996 Long Term Incentive Plan*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.

Exhibit 10.9 Non-Employee Director Stock Compensation Plan*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-70399 dated January 11, 1999.

Exhibit 10.10 2000 Long Term Incentive Plan as Amended*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-49972, dated November 15, 2000.

Exhibit 10.11 Executive Deferred Compensation Plan*
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 30, 2001.

Exhibit 10.12 Line of Credit Agreement
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.13 Change of Control Employment Agreement*
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

Exhibit 10.17 Change of Control Employment Agreement*
Dated December 24, 2003 between Jean Strickland and the Company, incorporated herein by reference from the Company’s Form 8-K, dated January 7, 2004.

Exhibit 10.18 Change of Control Employment Agreement*
Dated July 18, 2006 between Richard A. Yanke and the Registrant, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 2007.

Exhibit 10.19 Directors Deferred Compensation Plan*
Dated June 15, 2004, but effective July 1, 2004, incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on March 17, 2005.

Exhibit 10.20 Executive Transition Agreement*
Dated June 22, 2007, between A. Douglas Gilbert and the Registrant incorporated herein by reference from the Company’s Form 8-K, dated June 22, 2007.

Exhibit 10.21 Consulting and Restrictive Covenants Agreement*
Dated June 22, 2007, between A. Douglas Gilbert and the Registrant incorporated herein by reference from the Company’s Form 8-K, dated June 22, 2007.

Exhibit 10.22 Executive Employment Agreement*
Dated March 26, 2008 between O. Jean Strickland and the Bank and Company, incorporated herein by reference from the Company’s Annual Report on Form 8-K, dated March 26, 2008.

Exhibit 10. 23 2008 Long-Term Incentive Plan*
Incorporated herein by reference from the Company’s Proxy Statement on Form DEF 14A as Exhibit A, dated March 18, 2008.

Exhibit 10.24 Letter Agreement
Dated December 19, 2008, between the Company and the United States Department of the Treasury incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 10.25 Formal Agreement
Dated December 16, 2008, between the Company and the Office of the Comptroller of the Currency incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008

Exhibit 10.26 Waiver of Senior Executive Officers*
Dated December 19, 2008, issued to the United Stated Department of the Treasury incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 10.27 Consent of Senior Executive Officers*
Dated December 19, 2008, issued to the United States Department of the Treasury incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 10.28 Form of 409A Amendment to Employment Agreements with Dennis S. Hudson, III, William R. Hahl, A. Douglas Gilbert, O. Jean Strickland and H. Russell Holland, III*
Incorporated herein by reference from the Company’s Form 8-K, dated January 5, 2009.

Exhibit 13 2008 Annual Report. The following portions of the 2008 Annual Report are incorporated herein by reference:

Financial Highlights

Financial Review — Management’s Discussion and Analysis

Selected Quarterly Information — Quarterly Consolidated Income Statements

Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates

Financial Statements

Notes to Consolidated Financial Statements

Financial Statements — Report of Independent Certified Public Accountants

Exhibit 21 Subsidiaries of Registrant

Exhibit 23 Consent of Independent Registered Public Accounting Firm

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, as of the 27th day of February 2009.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	February 27, 2009

/s/ Dale M. Hudson Dale M. Hudson, Vice-Chairman of the Board and Director	February 27, 2009

/s/ A. Douglas Gilbert A. Douglas Gilbert, Director	February 27, 2009

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2009

/s/ Stephen E. Bohner Stephen E. Bohner, Director	February 27, 2009

/s/ Jeffrey C. Bruner Jeffrey C. Bruner, Director	February 27, 2009

/s/ John H. Crane John H. Crane, Director	February 27, 2009

/s/ T. Michael Crook T. Michael Crook, Director	February 27, 2009

Date

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr, Director	February 27, 2009

/s/ Christopher E. Fogal Christopher E. Fogal, Director	February 27, 2009

/s/ Jeffrey S. Furst Jeffrey S. Furst, Director	February 27, 2009

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	February 27, 2009

/s/ Thomas E. Rossin Thomas E. Rossin, Director	February 27, 2009

/s/ Thomas H. Thurlow, Jr. Thomas H. Thurlow, Jr., Director	February 27, 2009

/s/ Edwin E. Walpole, III Edwin E. Walpole, III, Director	February 27, 2009