Form 10-K/A
period 2008-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2009-03-30
CIK 730708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “amended Form 10-K”) amends the Seacoast Banking Corporation of Florida (“Seacoast”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 10, 2009 (the “Original Form 10-K”). This amended Form 10-K is being filed to amend the consolidated capital ratios of Seacoast and its principal subsidiary, Seacoast National Bank (“Seacoast National”), as reported in the table on page 13 under the subsection entitled “Capital” under Item 1 of Part I of the Original Form 10-K.

For the convenience of the reader, this Form 10-K/A sets forth the full text of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in its entirely, as hereby amended. However, this Form 10-K/A amends only Part I, Item 1, of the Original Form 10-K, and no other information in the Original Form 10-K is amended hereby.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this amended Form 10-K/A under Item 15 of Part IV hereof. No other new exhibits are being filed herewith.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 10, 2009 and no attempt has been made in this amended Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this amended 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

As of December 31, 2008, the consolidated capital ratios of the Seacoast and Seacoast National were as follows:

	Regulatory	Seacoast	Seacoast
	Minimum	(Consolidated)	National

Tier 1 capital ratio	4.0%	12.8%	10.4%
Total risk-based capital ratio	8.0%	14.0%	11.6%
Leverage ratio	3.0-5.0%	9.6%	7.8%

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, as of the 26th day of March 2009.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman and Chief Executive Officer

By:	/s/ William R. Hahl
William R. Hahl
Executive Vice President and Chief
Financial Officer