Form 10-Q
period 2009-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2009-05-11
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [X]

Non-Accelerated Filer [ ]	Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]       No  [X]

Common Stock, $.10 Par Value – 19,157,900 shares as of April 30, 2009

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$39,260	$46,002
Interest bearing deposits with other banks	105,312	100,585
Federal funds sold and interest bearing deposits	4,919	4,605
Total cash and cash equivalents	149,491	151,192
Securities:
Available for sale (at fair value)	349,181	318,030
Held for investment (fair values: $25,639 at March 31, 2009 and $26,109 at December 31, 2008)	26,655	27,871
TOTAL SECURITIES	375,836	345,901
Loans held for sale	8,196	2,165
Loans	1,632,577	1,676,728
Less: Allowance for loan losses	(32,500)	(29,388)
NET LOANS	1,600,077	1,647,340
Bank premises and equipment, net	43,685	44,122
Other real estate owned	12,684	5,035
Goodwill and other intangible assets	54,879	55,193
Other assets	64,085	63,488
	$2,308,933	$2,314,436
LIABILITIES
Deposits	$1,814,308	$1,810,441
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	152,947	157,496
Borrowed funds	65,239	65,302
Subordinated debt	53,610	53,610
Other liabilities	9,123	11,586
	2,095,227	2,098,435

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)  (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2009	December 31, 2008
SHAREHOLDERS' EQUITY
Preferred stock, par value $1.00 per share, authorized 4,000,000 shares, issued and outstanding 2000 shares of Series A	44,100	43,787
Warrant for purchase of shares of common stock at $6.36 per share	5,900	0
Common stock, par value $0.10 per share, authorized 35,000,000 shares, issued 19,258,632 and outstanding 19,149,828 shares at March 31, 2009, issued 19,283,841 and outstanding 19,171,779 shares at December 31, 2008	1,915	1,928
Other shareholders’ equity	161,791	170,286
TOTAL SHAREHOLDERS’ EQUITY	213,706	216,001
	$2,308,933	$2,314,436

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest and fees on loans	$23,160	$31,182
Interest and dividends on securities	4,004	3,676
Interest on federal funds sold and other investments	148	297
TOTAL INTEREST INCOME	27,312	35,155
Interest on deposits	7,987	12,578
Interest on borrowed money	1,151	2,092
TOTAL INTEREST EXPENSE	9,138	14,670
NET INTEREST INCOME	18,174	20,485
Provision for loan losses	11,652	5,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,522	14,985
Noninterest income
Other income	4,756	6,162
TOTAL NONINTEREST INCOME	4,756	6,162
TOTAL NONINTEREST EXPENSES	19,109	18,684
(LOSS) INCOME BEFORE INCOME TAXES	(7,831)	2,463
Provision (benefit) for income taxes	(3,071)	700
NET (LOSS) INCOME	(4,760)	1,763
Preferred stock dividends and accretion of preferred stock discount	937	0
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ (5,697)	$ 1,763

PER SHARE COMMON STOCK:
Net (loss) income diluted	$ (0.30)	$ 0.09
Net (loss) income basic	(0.30)	0.09
Cash dividends declared	0.01	0.16

Average shares outstanding – diluted	19,069,437	19,046,420
Average shares outstanding – basic	19,069,437	18,928,375

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
(Decrease) increase in cash and cash equivalents
Cash flows from operating activities
Interest received	$27,129	$35,076
Fees and commissions received	4,795	6,239
Interest paid	(9,648)	(15,206)
Cash paid to suppliers and employees	(19,542)	(19,113)
Trading securities activity	0	5,000
Origination of loans held for sale	(45,936)	(57,031)
Proceeds of loans held for sale	39,905	62,002
Net change in other assets	131	(90)

Net cash (used in) provided by operating activities	(3,166)	16,877

Cash flows from investing activities
Maturities of securities available for sale	9,485	12,267
Maturities of securities held for investment	1,217	838
Proceeds from sale of securities available for sale	250	400
Purchases of securities available for sale	(35,967)	(26)
Net new loans and principal repayments	27,314	10,702
Proceeds from the sale of other real estate owned	603	0
Proceeds from sale of Federal Home Loan Bank Stock and Federal Reserve Bank stock	181	0
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	0	(155)
Additions to bank premises and equipment	(429)	(2,159)
Net cash provided by investing activities	2,654	21,867

Cash flows from financing activities
Net increase (decrease) in deposits	3,876	(41,578)
Net (decrease) increase in federal funds purchased and repurchase
repurchase agreements	(4,549)	6,796
Stock based employee benefit plans	64	96
Dividends paid	(580)	(3,029)
Net cash used in financing activities	(1,189)	(37,715)

Net (decrease) increase in cash and cash equivalents	(1,701)	1,029
Cash and cash equivalents at beginning of period	151,192	98,475
Cash and cash equivalents at end of period	$149,491	$ 99,504

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Reconciliation of net (loss) income to cash (used in) provided by operating activities
Net (loss) income	$ (4,760)	$ 1,763
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	886	811
Amortization (accretion) of premiums and discounts on securities	(147)	(161)
Other amortization and accretion	265	96
Trading securities activity	0	5,000
Change in loans held for sale, net	(6,031)	4,971
Provision for loan losses	11,652	5,500
Gain on sale of loans	(153)	(84)
Losses on sale and write-downs of other real estate owned	183	134
Loss on disposition of fixed assets	(20)	(89)
Change in interest receivable	15	301
Change in interest payable	(510)	(535)
Change in prepaid expenses	193	35
Change in accrued taxes	(2,874)	878
Change in other assets	379	(90)
Change in other liabilities	(2,079)	(1,653)

Net cash (used in) provided by operating activities	$(3,001)	$16,877

Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$4,610	$2,294
Transfer of loans to other real estate owned	8,279	318

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results could differ from those estimates.

The accounting policies that are particularly sensitive to judgments and the extent to which significant estimates are used include allowance for loan losses and the reserve for unfunded lending commitments, fair value of certain financial instruments, goodwill impairment, realization of deferred tax assets, and contingent liabilities.

NOTE B – RECENT ACCOUNTING STANDARDS

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (FAS 115-2) to amend SFAS No 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. FAS 115-2 expands other-than-temporary impairment guidance for debt securities to enhance the application of the guidance and improve the presentation and disclosure of other-than temporary impairments on debt and equity securities within the financial statements. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on the Company’s disclosures, operating results, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company believes that the adoption of FSP No. FAS 157-4 will not have a material effect on its results of operations, cash flows or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative contracts to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s operating results, financial position or cash flows. The Company adopted SFAS 161 on January 1, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-6-1). EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participation securities. The adoption of EITF 03-6-1 on January 1, 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements aim to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. These statements are effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) will have an impact on the accounting for future acquisitions beginning in the fiscal year 2009. Significant changes include the capitalization of in process research and development (IPR&D), expensing of acquisition related restructuring actions and transaction related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. This accounting treatment for taxes is applicable to acquisitions that occurred both prior and subsequent to the adoption of SFAS No. 141(R). The adoption of SFAS No. 141(R) on January 1, 2009 did not have a significant impact on the Company’s operating results, financial position or cash flows.

NOTE C - COMPREHENSIVE INCOME

At March 31, 2009 and 2008, comprehensive income was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008

Net (loss) income	$(4,760)	$1,763
Unrealized gains on securities available for sale (net of tax)	2,826	1,419
Comprehensive (loss) income	$(1,934)	$3,182

NOTE D – BASIC AND DILUTED EARNINGS PER COMMON SHARE

Equivalent shares of 594,000 and 820,000 related to stock options and stock settled appreciation rights for the periods ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Basic:
Net (loss) income available to common shareholders	$(5,697)	$1,763
Average shares outstanding	19,069,437	18,928,375
Basic EPS	$(0.30)	$0.09

Diluted:
Net (loss) income available to common shareholders	$(5,697)	$1,763
Average shares outstanding	19,069,437	18,928,375
Net effect of employee restricted stock, stock options and stock settled appreciation rights	0	118,045

TOTAL	19,069,437	19,046,420

Diluted EPS	$(0.30)	$0.09

NOTE E – FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities.  Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet.  The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” on October 10, 2008 to amend and clarify SFAS 157.  Under SFAS 157, “Fair Value Measurements”, and SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", fair value measurements for items measured at fair value at March 31, 2009 and 2008 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009
Available for sale securities	$349,181		$349,181
Loans held for sale	8,196		$8,196
Loans (2)	42,404		11,840	$30,564
Derivative product assets	239		239
Other real estate owned (1)	12,684		12,684

March 31, 2008
Trading securities	$ 8,994	$ 8,994
Available for sale securities	254,395	254,395
Loans held for sale	3,889		$3,889
Loans (2)	23,670		843	$ 22,827
Derivative product assets	307		307
Other real estate owned (1)	940		940

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

For trading securities, derivative product assets and liabilities, and loans held for sale, the realized and unrealized gains and losses are included in earnings in noninterest income or net interest income, as appropriate, and were not material for the three-month periods ended March 31, 2009 and 2008.

NOTE F – IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

At March 31, 2009 and 2008, the Company’s recorded investment in impaired loans and related valuation allowance was as follows:

	2009		2008
(Dollars in thousands)	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance

Impaired loans without an allowance	$66	$0	$39,740	$0
Impaired loans with an allowance	116,706	6,632	25,266	1,596
Impaired loans	$116,772	$6,632	$65,006	$1,596

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted.

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

Nonaccrual loans and accruing loans past due 90 days or more at March 31, 2009 and 2008 were $109,381,000 and $4,484,000, respectively, for 2009 and $64,730,000 and $276,000, respectively for 2008.

NOTE G: CONTINGENCIES

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

NOTE H:  REGULATORY CAPITAL

The Company is well capitalized.  To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth above.  At December 31, 2008, the Company’s deposit-taking bank subsidiary met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

The Bank has agreed to maintain a Tier 1 capital (to adjust average assets) ratio of at least 7.50% and a total risk-based capital ratio of at least 12.00% as of March 31, 2009 with its primary regulator the OCC.  The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2009

The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company's results of operations and financial condition.  Such discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes attached thereto included in this report.

NEW OFFICES / CLOSURES

The Company’s banking subsidiary has consolidated, improved and opened a number of branch offices during 2009 and 2008.  Most recently, a new branch office in the same shopping plaza as our existing Wedgewood branch in Martin County but with better ingress and egress on a corner of U.S. Highway One replaced the existing office and opened January 20, 2009.

During 2008, The Company’s banking subsidiary consolidated three branch locations in the first quarter; the Ft. Pierce Wal-Mart branch office in St. Lucie County was merged with an existing full service branch and closed on February 28, 2008, the Mariner Square branch in Martin County and the Juno Beach branch in Palm Beach County were consolidated with newer branches serving the same markets and were closed on March 31, 2008.  A new branch in western Port St. Lucie, Florida in an area with major retail development on Gatlin Boulevard, was opened in March 2008.  The Company also upgraded its Arcadia branch location in DeSoto County, significantly increasing this location’s size in April 2008.  A second branch in Brevard County on Murrell Road and a new, more accessible office replacing the Rivergate branch in St. Lucie County were constructed and opened on April 28, 2008 and June 9, 2008, respectively.  In addition, a new, more visible Ft. Pierce branch opened on October 22, 2008, replacing our prior location in Ft. Pierce that was sold, and building improvements at the Beachland office in Indian River County began in November 2008, with branch personnel moving to a separate, leased facility in close proximity.

EARNINGS SUMMARY

Net loss available to common shareholders for the first quarter of 2009 totaled $(5,697,000) or $(0.30) per average common diluted share, compared to $(22,711,000) or $(1.19) per average common diluted share in the fourth quarter of 2008 and net income of $1,763,000 or $0.09 per average common diluted share in the first quarter of 2008.

As forecasted at the end of 2008, the net interest margin improved by 12 basis points during the first quarter of 2009 (from fourth quarter 2008) as the Company continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve Bank’s historic effort to rejuvenate the economy and limit the effect of the recession by reducing rates overall by 400 basis points since September 2007.  The average cost of interest bearing liabilities was 47 basis points lower for the first quarter of 2009, compared to fourth quarter 2008.  Results also indicate continued success in retail deposit growth initiatives, signs of stability for residential real estate in our markets with transaction activity improving during the first quarter of 2009, and the successful implementation of reductions in overhead, as predicted.  Noninterest expenses were $1.3 million lower than the fourth quarter of 2008, with legal and professional fees lower by $0.7 million.  Provisioning for loan losses was substantially lower than the fourth quarter of 2008, with the $11.6 million in provisioning for the first quarter of 2009 improving the Company’s allowance for loan losses to loans outstanding ratio to 1.99 percent but also reducing overall earnings for the first quarter of 2009.

CRITICAL ACCOUNTING ESTIMATES

Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that may affect the Company’s financial status and that involve the most difficult, subjective and complex assessments are:

•

the allowance and the provision for loan losses;

•

the fair value of securities;

•

realization of deferred tax assets;

•

goodwill impairment; and

•

contingent liabilities.

The following is a brief discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to us that could have a material effect on our reported financial information.

Allowance and Provision for Loan Losses

The information contained on pages 20-23 and 29-36 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially impact the Company’s accounting estimates related to the Company’s allowance for loan losses.

Fair Value of Securities Classified as Trading and Available for Sale

The use of fair value accounting for financial instruments enables the Company to better align the financial results of those items with their economic value.

At March 31, 2009, no trading securities were outstanding and available for sale securities totaled $349,181,000.  The fair value of the available for sale portfolio at March 31, 2009 was more than historical amortized cost, producing net unrealized gains of $7,955,000 that have been included in other comprehensive income as a component of shareholders’ equity.  The Company made no change to the valuation techniques used to determine the fair values during the first quarter of 2009.  The fair value of each security available for sale or trading was obtained from independent pricing sources utilized by many financial institutions.  However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values.  Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s security holdings is investment grade and higher and are traded in highly liquid markets.  Obligations of U.S. Treasury and U.S. Government agencies total $320 million, or 91.2 percent of the total portfolio.  The remainder of the portfolio consists of super senior AAA private label securities originated in 2005, 2004, and 2003 and obligations of state and political subdivisions.  The AAA private label securities are reviewed quarterly for any indication of other than temporary impairment.  The collateral underlying these investments is comprised of whole loan 30- and 15-year fixed rate and 10/1 adjustable rate mortgages; the mortgages comprising the collateral for these securities have had minimal foreclosures and no losses.  Changes in the fair values, as a result of deteriorating economic conditions and credit spread changes, should only be temporary.  Further, management believes that the Company’s other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolio, reduces the risk that losses would be realized as a result of needed liquidity from the securities portfolio.

Realization of Deferred Tax Assets

Our wholly-owned subsidiary, Seacoast National Bank, had a state deferred tax asset (“DTA”) of $5.5 million at December 31, 2008, reflecting the benefit of $101.3 million in net operating loss (“NOL”) carry-forwards, which will expire between 2027 and 2028.  This deferred state tax asset resulted from a large provision for loan losses in 2008 related to Seacoast National Bank’s residential construction and land development loan portfolio.  Early recognition of and aggressive responses to unprecedented economic conditions resulted in dramatically higher loan loss provisions and negative earnings for Seacoast National Bank during 2008.  The realistic and timely recognition of market conditions allowed for realignment of resources early in 2008 and the achievement of rapid reductions in residential construction and land development loan exposures which at March 31, 2009 continue to decline, totaling 7.2 percent of total loans compared to 7.8 percent at December 31, 2008 and 20.2 percent at their peak during 2007.  Management believes that loan loss provisions will likely be much lower in the future over the 20-year carry forward period for state NOLs.  Seacoast National Bank has been through other similar economic cycles in the past where provisioning for loan losses has been elevated followed by periods of lower risk and little to no loan loss provisioning.  It is management’s opinion that Seacoast National Bank’s future taxable income will allow the recovery of the NOL, and the utilization of its deferred tax assets.

As a result of the losses incurred in 2008, the Company was in a three-year cumulative pretax loss position at December 31, 2008.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a DTA.  The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time given the uncertain economic conditions.  Therefore, a valuation allowance of $5.5 million was recorded related to the Company’s state deferred tax asset at December 31, 2008.  There was no change in the valuation allowance recorded at March 31, 2009.

Goodwill Impairment

The Company’s goodwill is tested periodically for impairment.  The amount of goodwill at March 31, 2009 totaled $49.8 million, and results from the acquisitions of three separate community banks whose operations have been fully integrated into one operating subsidiary bank of the Company.

The assessment as to the continued value for goodwill involves judgments, assumptions and estimates regarding the future.  At March 31, 2009, the Company’s closing price per share in the open market approximated 34.2 percent of book value per share, which was considered as a possible indication of impairment. The Company enlisted the assistance of an independent third party to assist in determining the Company’s fair value in December, 2008.  In performing the analysis, management considered the make-up of assets and liabilities (loan and deposit composition), scarcity value, capital ratios, market share, credit quality, control premiums, the type of financial institution, its overall size, the various markets in which the institution conducts business, as well as, profitability.  Based upon the results of this analysis, using discounted cash flow as well as change in control valuation methods, management concluded that goodwill had suffered no impairment.  Bank stocks traded in a relatively wide range during 2008 and during the first quarter 2009.  The Company’s stock price has been more volatile, but management believes the decline or rise in its stock price is reflective of general market factors affecting the banking industry as a whole and is unrelated to goodwill impairment.  Management updated its analysis and reaffirmed at March 31, 2009 that goodwill had suffered no impairment.  Management will continue to periodically test goodwill for impairment, and during this period of economic stress and uncertainty, this could result in a future determination that goodwill is impaired.

The Company’s highly visible local market orientation and strong local deposit base, combined with a wide range of products and services and favorable demographics, provides the Company with a wide range of opportunities to increase sales volumes, both to existing and prospective customers, resulting in increasing profitability in these markets over the long term.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, tax and other claims arising from the conduct of our business activities.  These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity.  Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated.  The Company management, together with attorneys, consultants and other professionals, assesses probability and estimates of any amounts involved in a contingency.  Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved.  Changes in these assessments can lead to changes in recorded reserves.  In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims.

During the first quarter of 2008, the Company reversed $130,000 of a $275,000 charge it had recorded as of year-end 2007 for its portion of Visa® credit card litigation and settlement costs.  Visa®’s initial public offering was successfully completed during the first quarter of 2008, eliminating the need for this accrual.

Management is not aware of any other probable losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2009 totaled $18,241,000, increasing from 2008’s fourth quarter by $706,000 or 4.0 percent, but lower than first quarter 2008’s result by $2,321,000 or 11.3 percent.  The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income	Net Interest Margin
First quarter 2008	$20,562	3.74%
Second quarter 2008	20,234	3.69
Third quarter 2008	19,186	3.57
Fourth quarter 2008	17,535	3.32
First quarter 2009	18,241	3.44

Net interest margin on a tax equivalent basis improved 12 basis points to 3.44 percent for first quarter 2009 compared to fourth quarter 2008, but was lower by 30 basis points year over year.  While the Company has operated in a more challenging lending environment with unrecognized interest on loans placed on nonaccrual the primary contributor to weaker net interest income and net interest margin results quarter to quarter during 2008, first quarter 2009’s net interest income and net interest margin were improved.

The earning asset mix changed year over year.  For 2009, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 77.7 percent, compared to 85.8 percent a year ago.  Average securities as a percent of average earning assets increased from 13.0 percent a year ago to 16.7 during first quarter 2009 and federal funds sold and other investments increased to 5.6 percent from 1.2 percent over the same period in 2008.  In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with commercial and commercial real estate volumes representing 57.6 percent of total loans at March 31, 2009 (compared to 62.1 percent a year ago at March 31, 2008), reflecting efforts to reduce the Company’s exposure to commercial construction and land development loans on residential properties (which declined by $165.2 million year over year at March 31, 2009).  Lower yielding residential loan balances with individuals (including home equity loans and lines, and construction loans) represented 38.0 percent of total loans at March 31, 2009 (versus 33.4 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for first quarter 2009 was 5.16 percent, 124 basis points lower than for first quarter 2008, a reflection of the declining interest rate environment as well as higher nonperforming loans.  The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2009	2008	2008	2008	2008
Yield	5.16%	5.45%	5.78%	5.89%	6.40%

The yield on loans declined 99 basis points to 5.63 percent over the last twelve months.  The yield on investment securities was lower as well, decreasing 64 basis points year over year to 4.51 percent, due primarily to purchases at lower yields diluting the overall portfolio yield year over year.  Federal funds sold and other investments yielded 0.49 percent for the first quarter 2009, lower when compared to 4.54 percent a year ago for the same period.  The dramatic reduction in interest rates during 2008, with the Federal Reserve lowering the target federal funds rate to 0 to 25 basis points and the Treasury yield curve shifting lower, will continue to limit opportunities to invest at higher interest rates prospectively unless demand improves.  As nonaccrual loans totaling $109.4 million or 6.7 percent of total loans at March 31, 2009 (versus $64.7 million or 3.4 percent of total loans a year ago) are resolved, reinvested funds will favorably impact the overall yield on earning assets.

Average earning assets for the first quarter of 2009 increased $50.6 million or 2.4 percent compared to the fourth quarter of 2008.  While average loan balances decreased $67.5 million or 3.9 percent to $1,670.4 million, average federal funds sold and other investments increased $66.5 million to $121.6 million and average investment securities were $51.6 million or 16.8 percent higher, totaling $358.9 million.  The Company expects further earning asset mix changes to occur during the remainder of 2009.

Commercial and commercial real estate loan production for the first quarter of 2009 totaled $12 million.  In comparison, commercial and commercial real estate loan production for 2008 totaled $117 million, with $8 million in the fourth quarter, $33 million in the third quarter, $19 million in the second quarter and $57 million for the first quarter a year ago.   Economic conditions in the markets the Company serves are expected to continue to be more challenging in 2009 and the Company expects negative loan growth.  At March 31, 2009 the Company’s total commercial and commercial real estate loan pipeline was $76 million, versus $299 million at March 31, 2008.

Closed residential loan production for the first quarter of 2009 totaled $38 million, of which $20 million was sold servicing released.  In comparison, $23 million in residential loans were produced in the fourth quarter of 2008, with $10 million sold servicing released, and $30 million was produced in the first quarter of 2008, with $14 million sold servicing released.  Applications for residential mortgages totaled $92 million during the first quarter of 2009, an increase of $54 million from the fourth quarter of 2008 indicative of a resurgence in existing home sales and refinancing activity in the Company’s markets.  Demand for new home construction is expected to remain soft in 2009.

During the first quarter of 2009, maturities (principally pay-downs) of securities totaled $10.5 million and security portfolio purchases totaled $36.0 million.  In comparison, during the first quarter of 2008, maturities (principally pay-downs) of securities totaled $18.1 million and security purchases totaled $9.8 million.  Purchases were conducted principally to reinvest funds from loan principal repaid and for pledging requirements.

The cost of average interest-bearing liabilities in the first quarter of 2009 decreased 47 basis points to 2.05 percent from fourth quarter 2008 and was 121 basis points lower than for first quarter 2008, reflecting the lower interest rate environment.  The following table details the cost of average interest bearing liabilities for the past five quarters:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2009	2008	2008	2008	2008
Rate	2.05%	2.52%	2.64%	2.68%	3.26%

The Company’s retail core deposit focus has produced strong growth in core deposit customer relationships when compared to the prior year’s and last quarter’s results, and resulted in increased balances which offset planned certificate of deposit runoff during the first quarter of 2009.  Total new households were up 5.2 percent during the quarter compared to the fourth quarter of 2008.  The improved deposit mix and lower rates paid on interest bearing deposits during the first quarter of 2009 reduced the overall cost of interest bearing deposits to 2.11 percent, 39 basis points lower than in the fourth quarter of 2008 and 107 basis points lower than the first quarter a year ago.  Still a significant component favorably affecting the Company’s net interest margin, the average balance for lower cost interest bearing deposits (NOW, savings and money market) increased from 52.8 percent in the fourth quarter of 2008 to 53.3 percent of average total interest bearing deposits during the first quarter of 2009, but was lower than the average of 62.2 percent a year ago.  The average rate for lower cost interest bearing deposits for the first quarter of 2009 was 1.10 percent, down by 43 basis points from the fourth quarter of 2008 and 126 basis points from the first quarter of 2008.  Certificate of deposit (“CD”) rates paid were also lower compared to the fourth and first quarter of 2008, lower by 34 basis points and 128 basis points, respectively, and averaged 3.25 percent for the first quarter of 2009.  Average CDs (the highest cost component of interest bearing deposits) decreased to 46.7 percent of interest bearing deposits from 47.2 percent for fourth quarter 2008, but remained a higher percentage than a year ago.

Average deposits totaled $1,810.4 million during the first quarter of 2009, and were $29.7 million lower compared to fourth quarter 2008, due primarily to the shifting of public fund customer deposit balances in late December to sweep repurchase agreements.  Total average deposits plus sweep repurchase agreements totaled $1,964.5 million during the first quarter of 2009, up $39.4 million or 2.0 percent from fourth quarter 2008.  Average total deposits declined $102.9 million or 5.4 percent compared to the same period in 2008, principally as a result of deposit declines in the Company’s central Florida region (resulting from slower economic growth affecting the second half of 2008).  The average aggregated balance for NOW, savings and money market balances decreased $171.2 million or 17.3 percent to $818.0 million for first quarter 2009 compared to first quarter 2008, noninterest bearing deposits decreased $49.0 million or 15.2 percent to $274.4 million, and average CDs increased by $117.3 million or 19.5 percent to $718.0 million.  As a result of the low interest rate environment, customers have deposited more funds into CDs, while maintaining lower average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.  In addition, Seacoast National Bank (the Company’s banking subsidiary) joined the Certificate of Deposit Registry program (“CDARs”) on July 1, 2008, whereby our customers can have CDs safely insured beyond the FDIC deposit insurance limits.  This benefited our deposit retention efforts during the recent financial market disruption and provided a new product offering to homeowners’ associations concerned with FDIC insurance coverage.

The Emergency Economic Stability Act of 2008 (“EESA”) temporarily increases FDIC deposit insurance from $100,000 to $250,000 per depositor from October 14, 2008 through December 31, 2009.  Under the FDIC’s newly established TLG program, the entire amount in any eligible noninterest bearing transaction accounts is guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance.  Seacoast National Bank has chosen to participate in the TLG program to offer the best possible FDIC coverage to its customers.  The TLG noninterest bearing transaction account guarantee is backed by the full faith and credit of the United States.

Average federal funds purchased have been nominal with none outstanding during 2009, compared to an average of $12.6 million for the first quarter of 2008 and $4.0 million for all of 2008.  Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of the Company’s bank subsidiary, which increased $69.1 million or 81.2 percent from the fourth quarter of 2008 and $63.2 million or 69.5 percent from the first quarter of 2008.  Most of the increase in average sweep repurchase agreement balances was due to efforts to reduce FDIC insurance costs by migrating public fund deposits late in the fourth quarter of 2008.  Other borrowings are comprised of subordinated debt of $53.6 million and advances from the Federal Home Loan Bank (“FHLB”) of $65.2 million that have not changed since year-end 2007.

Company management believes its market expansion, branding efforts and retail deposit growth strategies are producing new relationships and core deposits.  Reductions in nonperforming assets are expected to favorably affect future net interest margin, and the success over the last 12 months with retail deposit growth is also having a positive impact.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under SFAS No. 5, “Accounting for Contingencies.” For the first quarter ended March 31, 2009, the provision for loan losses was $11.7 million, higher than 2008’s first quarter provisioning of $5.5 million but lower than the $30.7 million provision for fourth quarter 2008.

The provision for loan losses was $3.1 million more than net charge-offs of $8.5 million or 2.07 percent of average total loans during the first quarter of 2009.  In comparison, net charge-offs for 2008 were $4.4 million in the first quarter and $81.1 million for the entire year.  Net charge-offs during 2008 and 2009 were primarily due to higher net charge-offs in the residential construction and land development loan portfolio, a reflection of the unprecedented housing market decline.  A downturn in residential real estate prices and sales has negatively affected the entire industry since mid-2006 and the Company began a comprehensive effort to reduce its exposure in early 2007.  With timely and more aggressive collection efforts, loan sales, and charge-offs, residential construction and land development loans declined $165 million from March 31, 2008 and now represent 7.2 percent of total loans at March 31, 2009.  The performing loans in this portfolio total approximately $59 million and are represented by 58 customer relationships and an average loan size of approximately $1.0 million.  We continue to monitor and update regularly our credit evaluations of these borrowers, and the collateral values as sales volumes and prices change in our markets.  The reduction in the Company’s exposure should reduce earnings volatility from this portfolio in the future.

The following table details the Company’s exposure to large residential construction and land development loans over the past five quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining by almost 73 percent from $163.7 million, or 71 percent of risk-based capital at March 31, 2008, to $44.6 million, or 20 percent of risk-based capital, at March 31, 2009.  Of the remaining $44.6 million in loans greater than $4 million, $29.6 million or 66.4 percent are classified as nonperforming:

							2009
		2008				2009	Nonperforming
A		1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	1st Qtr	Number
Residential Construction and Land Development

Condominiums	>$4 million	$ 30.6	$ 26.3	$ 19.6	$ 8.6	$ 8.4	$ -	-
	<$4 million	26.6	21.1	13.0	8.8	7.9	2.4	1

Town homes	>$4 million	19.4	17.1	17.1	-	-	-	-
	<$4 million	4.4	2.9	4.6	6.1	4.2	3.9	2

Single Family Residences	>$4 million	20.8	21.2	13.5	11.9	6.6	-	-
	<$4 million	35.9	28.3	23.7	14.9	13.9	5.7	9

Single Family Land & Lots	>$4 million	85.1	64.3	40.3	22.1	21.8	21.8	3
	<$4 million	27.0	30.8	29.9	30.7	29.6	12.4	17

Multifamily	>$4 million	7.8	7.8	7.8	7.8	7.8	7.8	1
	<$4 million	24.8	26.2	22.9	19.0	17.0	4.1	5

TOTAL	>$4 million	163.7	136.7	98.3	50.4	44.6	29.6	4
TOTAL	<$4 million	118.7	109.3	94.1	79.5	72.6	28.5	34
GRAND TOTAL		$282.4	$246.0	$192.4	$129.9	$117.2	$ 58.1	38

The Company’s other loan portfolios related to residential real estate have not had significant problems as the Company has never originated any residential subprime, Alt A, option ARMS, or negative amortizing loans.  In addition, the commercial real estate mortgage portfolio not related to residential construction and development has not had significant credit quality deterioration.

Since year-end 2008, nonaccrual loans increased by $22.4 million to $109.4 million at March 31, 2009, and were $44.7 million higher than at March 31, 2008 (see “Nonperforming Assets”).  Loans declined $221.7 million or 11.7 percent during 2008 and have declined an additional $44.2 million or 2.6 percent since year-end 2008 (see “Loan Portfolio”).  For 2009, the Company’s loan portfolio is expected to experience further declines, however the Company’s loan loss provisions should be less volatile as problem loans related to the slow residential real estate market and valuations are expected to be more limited than realized during 2008, as well as a result of a smaller portfolio and sales of larger commercial real estate loans.  The last time the Company experienced higher net charge-offs and nonperforming loans was during the period 1988-1993 when the real estate markets in Florida experienced deflation and the national economy was in recession.

The Congress and bank regulators are encouraging recipients of TARP capital to use such capital to make loans and the Company has successfully increased its residential mortgage production.  In the last two quarters $58 million in loans were made for the purchase or refinance of a single family residence.  Congressional demands for additional lending by TARP capital recipients and regulatory demands for demonstrating and reporting such lending are increasing.  On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.”  The Company continues to lend and have expanded our mortgage loan originations.  However, future demands for additional lending are unclear and uncertain.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $4,756,000 for the first quarter of 2009.  While $269,000 or 6.0 percent higher than the fourth quarter of 2008, first quarter 2009’s result was $1,406,000 or 22.8 percent lower than the first quarter of 2008.  Noninterest income accounted for 20.7 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the first quarter of 2009 compared to 23.1 percent a year ago.  Noninterest income for the first quarter of 2009, and the fourth and first quarter of 2008 is detailed as follows:

	1st Qtr 2009	4th Qtr 2008	1st Qtr 2008
Service charges on deposits	$1,585	$1,833	$1,850
Trust income	558	574	582
Mortgage banking fees	499	184	368
Brokerage commissions and fees	381	447	683
Marine finance fees	345	318	685
Debit card income	608	574	611
Other deposit based EFT fees	94	83	108
Merchant income	536	487	735
Other income	150	(13)	540
Total	$4,756	$4,487	$6,162

For 2009, first quarter revenues from the Company’s financial services businesses decreased year over year, by $326,000 or 25.8 percent, and were $82,000 or 8.0 percent below fourth quarter 2008’s result.  Of the $326,000 decrease, trust revenue was lower by $24,000 or 4.1 percent and brokerage commissions and fees were lower by $302,000 or 44.2 percent.  Included in the $302,000 decline in brokerage commissions and fees was a decline of $169,000 in revenue from insurance annuity sales year over year reflecting the lower interest rate environment, a $100,000 reduction in mutual fund commissions, and a $28,000 decrease in brokerage commissions and management fees.  Lower intervivos trust and agency fees were the primary cause for the decline in trust income, decreasing by $15,000 and $64,000, respectively, from 2008, as well as lower testamentary and employee benefit revenue, decreasing by $9,000 and $8,000, respectively.  Partially offsetting, a greater number of estate settlements occurred, resulting in a $77,000 increase in fees from 2008.  Economic uncertainty and declines in asset values were the primary issue affecting clients of the Company’s wealth management services during 2008 and likely will continue to affect these services in 2009.

Service charges on deposits for first quarter 2009 are $265,000 or 14.3 percent lower year over year versus first quarter 2008, and $248,000 or 13.5 percent below fourth quarter 2008’s service charges.  Decreased overdraft income was the primary cause, lower by $263,000 year over year compared to first quarter 2008.  Overdraft fees represented approximately 74 percent of total service charges on deposits for the first quarter of 2009, compared to 78 percent for all of 2008.  Growth rates for remaining service charge fees on deposits have been nominal, as the trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining higher deposit balances.

For the first quarter of 2009, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division decreased $340,000, or 49.6 percent, compared to the first quarter of 2008, but were slightly higher (by $27,000) compared to fourth quarter 2008.  Seacoast Marine Finance originated $20 million in loans during the first quarter of 2009, compared to $44 million in the first quarter of 2008 and $20 million in the fourth quarter of 2008.  As economic conditions deteriorated significantly during 2008, attendance at boat shows by consumers, manufacturers, and marine retailers was lower than in prior years, and as a result loan volumes were lower and are predicted to continue to be lower in 2009.  The boating industry is contracting, with a number of manufacturers consolidating or predicted to consolidate.  Seacoast Marine Finance is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California.  The production team in California is capable of not only serving California, but Washington and Oregon as well.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income.  For first quarter 2009, debit card income decreased $3,000 or 0.5 percent from first quarter a year ago, but was $34,000 or 5.9 percent higher than fourth quarter 2008’s income.  Other deposit-based electronic funds transfer (“EFT”) income decreased $14,000 or 13.0 percent in 2009, compared to first quarter 2008, but increased $11,000 or 13.2 percent from fourth quarter 2008’s revenue.  Debit card and other deposit based

EFT revenue is dependent upon business volumes transacted, as well as the amplitude of fees permitted by VISA® and MasterCard®.  During 2009, fees from non-customers utilizing Seacoast National’s ATMs decreased, likely reflecting the economic recession and fewer visitors to Florida.

Merchant income was $199,000 or 27.1 percent lower for the first quarter of 2009, compared to one year earlier, and $49,000 or 10.1 percent higher than for the fourth quarter of 2008.  Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with the Company’s banking subsidiary.   Over the past few years, expansion into new markets favorably impacted merchant income, but continued economic weakness and its impact on customer spending has more than offset the positive impacts of increased account acquisitions.  Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity.

A key revenue component for the Company is the production of residential mortgage loans in its markets, with loans processed by commission employees of Seacoast National Bank.  Many of these mortgage loans are referred by the Company’s branch personnel.  Mortgage banking fees increased $131,000 or 35.6 percent from first quarter 2008, and were $315,000 or 171.2 percent higher than fourth quarter 2008.  Mortgage banking revenue as a component of overall noninterest income was diminished during 2008.  We are beginning to see some signs of stability for residential real estate in our markets, with transactions increasing, prices firming and affordability improving.  The Company may have opportunities in markets it serves in 2009 as tighter credit and capital have limited the ability of some competitors to handle transactions, and the Company recently began offering FHA loans, a product previously not offered.  Decreases in market rates for mortgages as a result of declines in interest rates and actions by the Federal Reserve, the Treasury and the mortgage government sponsored enterprises may stimulate greater activity as well.

Other income for the first quarter of 2009 included losses on the sale of other real estate owned and repossessed assets of $183,000 and $43,000, respectively.  Other income for the first quarter of 2008 included $305,000 related to the redemption of Visa®, Inc. shares, as a result of their initial public offering (IPO).  In addition, fair value adjustments on foreclosed properties resulted in write-offs of $134,000 during the first quarter of 2008, partially offsetting the benefit derived from the Visa redemption.  Remaining items in other income increased slightly, by $7,000, year over year when comparing first quarter 2009 to first quarter 2008.

NONINTEREST EXPENSES

When compared to the first quarter of 2008, total noninterest expenses increased by $425,000 or 2.3 percent to $19,109,000, and were $1,281,000 or 6.3 percent lower than fourth quarter 2008’s expenses.  Noninterest expenses in the first quarter of 2009 were in line with management expectations and guidance provided with its fourth quarter earnings release, including reductions totaling $5.0 million implemented and effective as of January 1, 2009, savings that will be partially offset by higher FDIC insurance premiums and TLG assessments during 2009.  Further overhead reductions are projected and should provide an additional benefit to earnings in the range of $1.3 million to $1.5 million during 2009.

Salaries and wages for the first quarter of 2009 decreased by $1,047,000 or 13.2 percent to $6,888,000 compared to the prior year same period.  Reduced headcount (including the branch consolidations in 2008), lower commissions and limited accruals for incentive payments due to lower revenues generated from wealth management and weak lending production were the primary cause for salaries and wages decreasing in 2009 from 2008.  As noted in prior management discussions, the Company has eliminated incentive payouts for senior officers and limited 401K contributions by the Company, cost savings that will remain in effect until the Company produces meaningful earnings improvements.  Severance payments during the first quarter of 2009 totaled $242,000, above prior year for the same period by $201,000.  Base salaries were $501,000 lower year over year, decreasing 7.2 percent compared to the first quarter of 2008.  Full-time equivalent employees (“FTEs”) totaled 437 at March 31, 2009, compared to 493 at March 31, 2008.

Employee benefit costs decreased $243,000 or 12.0 percent to $1,782,000 from the first quarter of 2008.  The Company recognized higher claims experience in the first quarter 2009 for its self funded health care plan compared to the first quarter of 2008; however, the Company expects total expense for the entire year for health care claims to be lower than in 2008 due to lower FTE’s resulting in fewer participants in the plan for 2009 and larger discounts on services under a more comprehensive network of doctors, hospitals, etc.  Higher claims experience resulted in an increase of $103,000 year over year in group health insurance.  Unemployment compensation costs were slightly higher, increasing by $16,000 compared to the first quarter of 2008.   More than offsetting, lower salaries provided a $48,000 reduction in payroll taxes year over year and profit sharing accruals for the Company’s 401K plan were lower by $314,000, the primary cause for the overall decrease in benefits costs compared to 2008.

Outsourced data processing costs totaled $1,891,000 for the first quarter of 2009, a decrease of $123,000 or 6.1 percent from a year ago.  The Company’s subsidiary bank utilizes third parties for its core data processing systems and merchant services processing.  Outsourced data processing costs are directly related to the number of transactions processed.  Merchant income, as already discussed (see “Noninterest Income”), and merchant services processing costs were lower year over year, with fewer transactions occurring at local businesses reflecting the poorer economy.  Merchant services processing was $171,000 lower than a year ago for the first quarter.  Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy expenses and furniture and equipment expenses on an aggregate basis increased $274,000 or 10.8 percent to $2,805,000, versus first quarter results last year.  Reducing expense during the first quarter of 2008 was the sale of certain assets (including leasehold improvements) at closed WalMart locations, netting the Company approximately $90,000 more than carrying value of assets sold.  Lease payments for bank premises increased $47,000 year over year, and utility costs were $41,000 higher.  Also increasing for the first quarter year over year was depreciation, increasing by $75,000 and reflecting the addition of newer offices, as well as furniture and equipment acquired over the past twelve months.

Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $110,000 or 18.4 percent to $488,000 when compared to a year ago for the first quarter.  The primary contributor to the decrease, agency production costs were lower by $138,000, mostly one-time costs for television commercial production incurred during 2008’s first quarter.  In addition, direct mail campaign costs, business meals, and donations, were less than prior year by $17,000, $27,000 and $14,000, respectively.  Partially offsetting, print advertising in newspapers was $40,000 more than a year ago and public relations was $41,000 higher (including a one-time cost for the write-off of deposits for wealth management events with prospective clients at offsite locations).

Legal and professional fees totaled $1,392,000 for the first quarter of 2009, an increase of $466,000 or 50.3 percent from the first quarter of 2008.  Legal fees were $391,000 higher year over year, the primary cause being problem asset resolution, but (as expected) were lower than in the fourth quarter of 2008, by $106,000.  Higher accruals for regulatory examination fees, up $61,000 year over year, impacted the comparison to first quarter 2008 as well.

The Federal Deposit Insurance Corporation (“FDIC”) one-time credit for insurance premiums issued in 2007 was applied to reduce insurance assessments during the first quarter of 2008.  As a result, FDIC assessments for the first quarter of 2008 totaled only $59,000, whereas FDIC assessments for the first quarter of 2009 totaled $877,000.  FDIC assessments were mitigated to some degree by the Company’s banking subsidiary working with public fund depositors to move assessed deposits into sweep repurchase agreements, lessening the impact of higher FDIC assessment rates recently approved for 2009.  On April 1, 2009, a higher base assessment is going into effect (increasing from 17 basis points to 20 basis points) and the FDIC is implementing a more complex formula to calculate assessments, better defining an institution’s risk characteristics and resultant assessment.  The Company anticipates that the FDIC will likely continue to reformulate assessed rates over time depending on the number of bank closures and associated costs the FDIC may incur in retaining problem assets from closures, as well as changes in coverage, the basis for calculating assessments, and the level of support the FDIC receives from other governmental entities and leaders.

Remaining noninterest expenses increased $390,000 or 15.0 percent to $2,986,000 when comparing the first quarter of 2009 to the same quarter a year ago.  Benefiting 2008’s first quarter was a $130,000 reversal of an accrual for the Company’s portion of Visa® litigation and settlement costs, a result of Visa®’s successful IPO eliminating the need for the accrual.  Increasing year over year for the first quarter of 2009 were costs associated with foreclosed and repossessed asset management (up $223,000, principally related to real estate taxes on foreclosed property), telephone and data lines (up $46,000), insurance costs (up $42,000, including property and casualty as well as other liability coverage), correspondent bank clearing charges (up $53,000, lower analysis credits provided for compensating balances in the lower interest rate environment make the payment of hard charges more sensible), directors fees (up $34,000, reflecting more frequent meetings than a year ago) and higher losses associated with robbery and customer fraud (up 129,000).  Partially offsetting were decreases in expenditures for stationery, printing and supplies (down $38,000), postage and courier costs (down $37,000, primarily overnight services), education (down $39,000, fewer education programs offered internally), employee placement fees ($29,000, principally headhunter fees), travel related costs (down $42,000, including mileage reimbursement, airline and hotel costs), bank paid closing costs (down $43,000, paid equity line costs have been more limited), and origination fees for marine loan production (down $33,000).

INCOME TAXES

Income tax benefits for 2009 were 39.2 percent of loss before taxes, compared to 32.6 percent for all of 2008.

FINANCIAL CONDITION

CAPITAL RESOURCES

The Company's ratio of shareholders' equity to period end total assets was 9.25 percent at March 31, 2009, compared with 9.33 percent at December 31, 2008, and 8.98 percent one year earlier at March 31, 2008; and its tangible common equity ratio was 5.09 percent at March 31, 2009.

The Company and its banking subsidiary, Seacoast National Bank, are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums.  The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice.  The Company is a legal entity separate and distinct from Seacoast National Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary.  Seacoast National Bank did not pay a dividend to the Company for the third and fourth quarter of 2008, and the first quarter of 2009, and the Company reduced its dividend payment to shareholders to a de minimis quarterly amount of $0.01 beginning in the third quarter of 2008.  Prior OCC approval presently is required for any payments of dividends from the bank subsidiary to the Company.  A shelf registration statement filed and declared effective in 2008 increased the Company’s flexibility to access the securities markets quickly with a variety of securities, as needed.

In December 2008, the Company sold $50.0 million in Series A Perpetual Preferred Stock and warrant to the Treasury under the TARP Capital Purchase Program, which further strengthened the Company’s already “well-capitalized” status.  As a result, the Company’s capital position remains strong with a total risk-based capital ratio of 14.00 percent at March 31, 2009, identical to December 31, 2008’s ratio and an improvement from 12.29 percent at March 31, 2008.  Under the terms of the agreement with the Treasury, the Company is unable to declare dividend payments on common, junior preferred or pari passu preferred shares if it has not paid all dividends on the Series A Preferred Stock.  Also, without the Treasury approval, the Company is not permitted to increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to December 19, 2008, or one cent, without the Treasury’s approval until December 19, 2011, the third anniversary of the investment, unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury.

At March 31, 2009, the capital ratios for the Company and its subsidiary bank were as follows:

	Seacoast (Consolidated)	Seacoast National Bank	Minimum to be Well Capitalized *
March 31, 2009:
Tier 1 capital ratio	12.71%	11.31%	6%
Total risk-based capital ratio	14.00%	12.57%	10%
Tier 1 leverage ratio	9.13%	8.11%	5%

*For subsidiary bank only

The Company’s risk based capital ratios are expected to continue to improve due to a decline in risk based asset levels.  The Company fully expects its stronger capital base will permit Seacoast National Bank to meet its specified regulatory requirements.  The stronger capital base has already allowed the Company to increase its local residential lending in the fourth quarter of 2008 and first quarter of 2009.  In addition, working with distressed borrowers, the Company entered into various loan restructuring arrangements during the past two quarters, impacting both retail and commercial customers.  The Company expects to continue to prudently explore opportunities to work with customers experiencing distress, as well as, increase credit availability to qualified residential homeowners as a result of its improved capital position.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,632,577,000 at March 31, 2009, $245,391,000 or 13.1 percent less than at March 31, 2008, and $44,151,000 or 2.6 percent less than at December 31, 2008.  The following table details loan portfolio composition at March 31, 2009, December 31, 2008 and March 31, 2008:

	Mar. 31,	Dec. 31,	Mar. 31,
(In thousands)	2009	2008	2008
Construction and land development
Residential	$117,247	$129,899	$282,401
Commercial	201,352	209,297	239,768
	318,599	339,196	522,169
Individuals	50,233	56,047	71,823
	368,832	395,243	593,992

Real estate mortgage
Residential real estate
Adjustable	333,122	328,992	317,621
Fixed rate	90,724	95,456	89,061
Home equity mortgages	85,501	84,810	91,731
Home equity lines	60,316	58,502	56,340
	569,663	567,760	554,753
Commercial real estate	546,953	557,705	549,922
	1,116,616	1,125,465	1,104,675

Commercial and financial	75,448	82,765	93,933

Installment loans to individuals	71,440	72,908	84,926

Other loans	241	347	442
Total	$1,632,577	$1,676,728	$1,877,968

Overall loan growth was negative when comparing outstanding balances at March 31, 2009 to March 31, 2008, impacted by the unprecedented slowing of residential real estate sales activity in all of the Company’s markets, lower demand for commercial loans in the newer metro markets of Orlando, West Palm Beach and Fort Lauderdale, and the Company’s successful divestiture of residential construction and land development loans (including $38 million and $29 million that were sold during the third and fourth quarters of 2008, respectively).  By reducing the Company’s exposure to residential construction and development loans, the overall risk profile has been improved, which should lead to better earnings performance in future quarters.

As shown in the table above, commercial real estate mortgages decreased $2,969,000 from March 31, 2008 to $546,953,000 at March 31, 2009 while residential mortgages combined increased $14,910,000 to $569,663,000.  More than offsetting the net increase in real estate mortgages were declines from March 31, 2008 in residential construction and land development loans of $165,154,000 or 58.5 percent to $117,247,000 at March 31, 2009, commercial construction and land development loans of $38,416,000 or 16.0 percent to $201,352,000, residential construction and lot loans to individuals of $21,590,000 or 30.1 percent to $50,233,000, commercial and financial loans of $18,485,000 or 19.7 percent to $75,448,000, and installment loans to individuals of $13,486,000 or 15.9 percent to $71,440,000 at March 31, 2009.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at March 31, 2009 and March 31, 2008:

March 31		2009			2008
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$16.3	$0.4	$16.7	$57.2	$6.8	$64.0
Town homes	4.2	--	4.2	23.8	1.9	25.7
Single Family Residences	20.5	1.2	21.7	56.7	14.5	71.2
Single Family Land & Lots	51.4	0.4	51.8	112.1	16.6	128.7
Multifamily	24.8	0.5	25.3	32.6	14.5	47.1
	117.2	2.5	119.7	282.4	54.3	336.7
Commercial:
Office buildings	17.4	0.6	18.0	29.1	5.3	34.4
Retail trade	70.0	4.5	74.5	60.4	11.5	71.9
Land	60.9	0.3	61.2	92.5	15.5	108.0
Industrial	9.0	0.8	9.8	16.9	5.8	22.7
Healthcare	5.7	4.0	9.7	1.0	--	1.0
Churches & educational facilities	--	--	--	--	0.5	0.5
Lodging	0.6	--	0.6	--	--	--
Convenience Stores	--	--	--	1.8	--	1.8
Marina	31.6	2.8	34.4	26.8	7.6	34.4
Other	6.2	--	6.2	11.3	5.5	16.8
	201.4	13.0	214.4	239.8	51.7	291.5
	318.6	15.5	334.1	522.2	106.0	628.2
Individuals:
Lot loans	34.0	--	34.0	39.4	--	39.4
Construction	16.2	7.2	23.4	32.4	14.5	46.9
	50.2	7.2	57.4	71.8	14.5	86.3
Total	$368.8	$22.7	$391.5	$594.0	$120.5	$714.5

*Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts deemed significant have been restated to reflect the change.

The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $318,599,000 at March 31, 2009 and $522,169,000 at March 31, 2008:

Florida County	% of Total Construction and Land Development Loans
	2009	2008
St. Lucie	18.5	13.8
Palm Beach	14.7	17.8
Indian River	11.6	19.0
Martin	9.1	13.1
Volusia	7.9	3.7
Brevard	6.7	7.4
Orange	6.6	6.3
Highlands	4.9	3.0
Osceola	3.5	3.0
Miami-Dade	3.0	1.8
Dade	2.7	2.1
Broward	2.5	1.1
Okeechobee	2.1	1.2
Lee	1.5	3.1
Marion	1.1	0.4
Bradford	0.9	0.6
Collier	0.9	0.4
Charlotte	0.8	0.9
Hendry	0.5	0.3
Lake	0.2	0.6
Hillsborough	0.2	0.2
Other	0.1	0.2
Total	100.0	100.0

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2009 aggregated to $202.9 million (versus $186.7 million a year ago) and for the top 46 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $498.0 million (compared to 66 relationships aggregating to $607.7 million a year ago).

Commercial real estate mortgage loans were comprised of the following loan types at March 31, 2009 and 2008:

March 31		2009			2008
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Office buildings	$140.6	$2.8	$143.4	$144.3	$2.2	$146.5
Retail trade	109.1	0.8	109.9	83.8	0.7	84.5
Industrial	95.3	1.9	97.2	104.3	1.5	105.8
Healthcare	28.3	0.6	28.9	39.9	0.9	40.8
Churches and educational facilities	34.8	--	34.8	40.2	0.2	40.4
Recreation	1.7	0.4	2.1	2.8	0.4	3.2
Multifamily	27.2	0.7	27.9	20.0	1.6	21.6
Mobile home parks	3.0	--	3.0	3.2	--	3.2
Lodging	26.3	0.4	26.7	27.9	0.2	28.1
Restaurant	6.1	--	6.1	8.0	1.2	9.2
Agriculture	8.2	0.5	8.7	12.4	1.1	13.5
Convenience Stores	23.3	--	23.3	23.1	--	23.1
Other	43.0	0.6	43.6	40.1	0.9	41.0
Total	$546.9	$8.7	$555.6	$550.0	$10.9	$560.9

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $327 million and $220 million, respectively, at March 31, 2009, compared to $287 million and $263 million, respectively, a year ago.

Residential mortgage lending is an important segment of the Company’s lending activities.  The Company has never originated sub-prime, Alt A, Option ARM or any negative amortizing residential loans.  Substantially all residential originations have been underwritten to conventional loan agency standards including loans having balances that exceed agency value limitations.  The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates.  The Company has reduced the relative size of the residential loan portfolio over the period from 2004 to 2007 and increased the size of the commercial and commercial real estate loan portfolios.

Exposure to market interest rate volatility with respect to mortgage loans is managed by attempting to match maturities and re-pricing opportunities for assets against liabilities and through loan sales.  At March 31, 2009, approximately $333 million or 65 percent of the Company's residential mortgage loan balances were adjustable, compared to $318 million or 64 percent a year ago.  Loans secured by residential properties having fixed rates totaled approximately $176 million at March 31, 2009, of which 15- and 30-year mortgages totaled approximately $33 million and $58 million, respectively.  The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less.  The Company also has a small home equity line portfolio totaling approximately $60 million at March 31, 2009.  In comparison, loans secured by residential properties having fixed rates totaled approximately $181 million at March 31, 2008, with 15- and 30-year fixed rate residential mortgages totaling approximately $37 million and $52 million, respectively.

Commercial and financial loans decreased and totaled $75,448,000 at March 31, 2009, compared to $93,933,000 a year ago.  Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small to medium sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses including the effects of a sluggish local economy, possible business failure, and insufficient cash flows.

The Company was also a creditor for consumer loans to individual customers (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $71,440,000 (versus $84,926,000 a year ago), real estate construction loans to individuals secured by residential properties totaling $16,236,000 (versus $32,392,000 a year ago), and residential lot loans to individuals totaling $33,997,000 (versus $39,431,000 a year ago).

At March 31, 2009, the Company had commitments to make loans (excluding unused home equity lines of credit) of $140,221,000, compared to $247,466,000 at March 31, 2008.

Supplemental trend schedules with detail regarding line items in the table below have been added to show changes in the composition of loans outstanding by quarter since the end of 2006 (see “Supplemental Tables”).

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio.  The allowance for loan losses totaled $32,500,000 at March 31, 2009, $9,500,000 greater than one year earlier and $3,122,000 more than at December 31, 2008.  The allowance for loan losses framework has three basic elements: specific allowances for loans individually evaluated for impairment, a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated, and qualitative elements which are subjective and require a high degree of management judgment and are based on our views of other inherent risk factors, models and estimates, including changes in the economy and relevant markets.  Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

Our analyses of the adequacy of the allowance for loan losses take into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions and loan growth.  In its continuing evaluation of the allowance and its adequacy, management also considers quantitative factors such as~~,~~ the Company’s loan loss experience, the loss experience of peer banks, the amount of past due and nonperforming loans, and the estimated values of loan collateral.  Commercial and commercial real estate loans are assigned internal risk ratings reflecting our estimate of the probability of the borrower defaulting on any obligation and the estimated probable loss in the event of default.  Retail credit risk is measured from a portfolio view rather than by specific borrower and are assigned internal risk rankings reflecting the combined probability of default and loss.  The Company’s independent Credit Administration Department assigns allowance factors to the individual internal risk ratings based on an estimate of the risk using a variety of tools and information.  Loan Review is an independent unit that performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings.  Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting.  This unit reports directly to the Directors Loan Committee of the Board of Directors.

The allowance as a percentage of loans outstanding has increased from 1.22 percent at March 31, 2008, to 1.75 percent at December 31, 2008, and to 1.99 percent at March 31, 2009.  The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio, as well as deterioration in our local economies, especially in the sales volumes and values in our residential real estate markets.

During the first three months of 2009, net charge-offs totaled $8,540,000, comprised of $4,278,000 in nonperforming construction and land development loans, $1,220,000 in net charge-offs for commercial and commercial real estate loans, $2,466,000 in net charge-offs related to residential real estate, $236,000 for consumer loans, and $340,000 for home equity lines of credit.  In comparison, during the first three months of 2008, net charge-offs totaled $4,401,000.

Concentration of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral.  The Company’s significant concentration of credit is a portfolio of loans secured by real estate.  At March 31, 2009, the Company had $1.485 billion in loans secured by real estate, representing 91.0 percent of total loans, up slightly from 90.5 percent at March 31, 2008.  In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.  The Company has a credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of $319 million or 19.5 percent of total loans at March 31, 2009, down from $522 million or 27.8 percent at March 31, 2008.  The Company’s exposure to these credits is secured by project assets and personal guarantees.  The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the allowance for loan losses.

While it is the Company’s policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans.  Because these risks include the state of the economy and local market conditions as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise.  It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.

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

The Company entered into a formal agreement with the Office of the Comptroller of the Currency (“OCC”) on December 16, 2008 to improve the asset quality of our bank subsidiary, Seacoast National Bank.  Under the formal agreement, Seacoast National Bank’s board of directors will appoint a compliance committee to monitor and coordinate Seacoast National Bank’s performance under the formal agreement.  The formal agreement provides for the development and implementation of written programs to reduce Seacoast National Bank’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate loan (“CRE”) concentrations in light of current adverse CRE market conditions.  To date the Company has complied with the terms of this agreement.

NONPERFORMING ASSETS

Nonperforming assets at March 31, 2009 totaled $122,065,000 and are comprised of $109,381,000 of nonaccrual loans and $12,684,000 of other real estate owned (foreclosed property), compared to $92,005,000 at December 31, 2008 (comprised of $86,970,000 in nonaccrual loans and $5,035,000 of other real estate owned) and $65,670,000 at March 31, 2008 (comprised of $64,730,000 of nonaccrual loans and $940,000 of other real estate owned).  At March 31, 2009, virtually all nonaccrual loans were secured with real estate, including $58.1 million of nonaccrual loans that are land and acquisition and development loans related to the residential market.

During 2008 and 2007, loan sales totaled $119 million at an average price of approximately 64 percent of outstanding balance sold.  Prospectively, the Company anticipates loan sales will likely play a lesser role in connection with loss mitigation efforts as we shift our focus to other strategies, including troubled debt restructures, where appropriate.  The increase in nonaccrual loans of $22.4 million since year-end 2008 is in part due to stressed market conditions and also a ramping up of efforts to pursue troubled debt restructures with commercial and retail mortgage borrowers during the quarter.  The Company pursues loan restructures in selected cases where it is expected to receive better liquidation values than may be expected through other traditional collection activities.  During the first quarter of 2009, the Company worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure.  A total of 93 applications were received seeking restructured mortgages during the quarter versus 37 in the fourth quarter of 2008.  Troubled debt restructurings are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferment.  Company policy requires troubled debt restructures be classified as nonaccrual loans until (under certain circumstances) performance can be verified (typically six months).  Troubled debt restructures included in nonperforming loans totaled $32.9 million at March 31, 2009, of which $24.0 million were in accordance with restructured terms.  Accruing restructured loans totaled $3.3 million at March 31, 2009.

No assurance can be given that nonperforming assets will not in fact increase or otherwise change.  Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, and changes in conditions affecting various borrowers from the Company’s subsidiary bank.

SECURITIES

At March 31, 2009, the Company had no trading securities, $349,181,000 in securities available for sale, and securities held for investment carried at $26,655,000.  The Company's securities portfolio increased $81,386,000 or 27.6 percent from March 31, 2008, and $29,935,000 or 8.7 percent from December 31, 2008.

The Company manages its interest rate risk by targeting an average duration for the securities portfolio through the acquisition of securities returning principal monthly that can be reinvested.  Mortgage backed securities and collateralized mortgage obligations comprise $343,820,000 of total securities, over 91 percent of the portfolio.  Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

Federal funds sold and interest bearing deposits (aggregated) totaled $110,231,000 and $35,217,000 at March 31, 2009 and 2008, respectively, and were slightly higher when compared to $105,190,000 outstanding at December 31, 2008.

At March 31, 2009, available for sale securities had gross losses of $2,576,000 and gross gains of $10,531,000, compared to gross losses of $1,764,000 and gross gains of $4,558,000 at March 31, 2008.  All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews in the first quarter of 2009, it was determined that no impairment charges related to securities owned with unrealized losses were deemed other than temporarily impaired since the Company has the present intent and ability to retain these securities until recovery.

Company management considers the overall quality of the securities portfolio to be high.  The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship.  The Company holds no interests in trust preferred securities.

DEPOSITS AND BORROWINGS

Total deposits decreased $131,430,000 or 6.8 percent to $1,814,308,000 at March 31, 2009 compared to one year earlier, reflecting declines in deposits in the Company’s central Florida region during 2008 and public funds migrating to sweep repurchase agreements purposefully, to mitigate higher FDIC insurance costs.  Since March 31, 2008, lower cost interest bearing deposits (NOW, savings and money markets deposits) decreased $159,543,000 or 16.2 percent to $827,251,000 and noninterest bearing demand deposits decreased $47,817,000 or 14.5 percent to $281,809,000.  Certificates of deposit (CDs) increased $75,930,000 or 12.1 percent to $705,248,000 over the past twelve months, including the addition of brokered time deposits totaling $72,872,000 at March 31, 2009.  The Company joined the Certificate of Deposit Registry (“CDARs”) program effective July 1, 2008, to provide large balance depositors access to full insurance coverage for their funds via CDs exchanged between participating FDIC-insured financial institutions.  Funds deposited under the CDARs program are required to be classified as brokered deposits on the Company’s balance sheet.  With interest rates higher on CDs, shifts from lower cost (or no cost) deposit products to CDs occurred during 2008 as local competitors with higher loan to deposit ratios aggressively increased rates seeking needed funding for their institutions.  During this period of time, Seacoast was more cautious with regards to the pricing of CDs and is content to continue to follow this strategy prospectively, even more so with safety a primary factor for depositors versus higher rates at this time.

Although total deposits increased nominally since year-end 2008 (by $3.9 million), the mix of deposits has improved, with CDs declining by $27.7 million, offset by lower cost core interest bearing deposits increasing $25.1 million and noninterest bearing demand deposits increasing $6.5 million.  The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household.  New personal checking household deposit balances for the first quarter of 2009 increased $27 million or 7 percent from fourth quarter 2008 and average services per new household have increased by 14 percent compared to a year ago.

Repurchase agreement balances increased over the past twelve months by $58,052,000 or 61.2 percent to $152,947,000 at March 31, 2009.  Repurchase agreements are offered by the Company’s subsidiary bank to select customers who wish to sweep excess balances on a daily basis for investment purposes.  Public fund depositors switching to sweep repurchase agreements were the primary cause for the increase year over year.  At March 31, 2009, the number of sweep repurchase accounts was 228, compared to 250 a year ago.  While the Company utilizes federal funds purchased from time to time during temporary gaps between funding and payments, and during seasonal months in the summer when deposits tend to decrease, no federal funds purchased were outstanding at March 31, 2009 and 2008.

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

The two primary off-balance sheet transactions the Company has engaged in are:

•

to manage exposure to interest rate risk (derivatives); and

•

to facilitate customers’ funding needs or risk management objectives (commitments to extend credit and standby letters of credit).

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

Credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements.  The fair value of interest rate swaps recorded in the balance sheet at March 31, 2009 included derivative product assets of $239,000.  In comparison, at March 31, 2008 derivative product assets of $307,000 were outstanding.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses.  For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property.  These instruments are not recorded on the balance sheet until funds are advanced under the commitment.  For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided.  Loan commitments were $194 million at March 31, 2009 and $312 million at March 31, 2008.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk.  The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points.  The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would decrease 2.7 percent if interest rates gradually rise 200 basis points over the next 12 months and 1.3 percent if interest rates gradually rise 100 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next 12 months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 19 percent at December 31, 2008.  For the first quarter of 2009, the gap remains negative, close to December’s result.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates.  Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

LIQUIDITY MANAGEMENT

Liquidity planning and management are necessary to ensure the ability to fund operation costs effectively and to meet current and future potential obligations such as loan commitments and unexpected deposit outflows.  The Company has the ability to purchase funds on an unsecured basis from correspondent banks and routinely use securities and loans as collateral for secured borrowings.  In the event of severe market disruptions, we have access to secured borrowings through the Federal Home Loan Bank (“FHLB”) and the Federal Reserve.

Contractual maturities for assets and liabilities are reviewed to adequately maintain current and expected future liquidity requirements.  Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold.  The Company also has access to borrowed funds such as federal funds and FHLB lines of credit and during 2008 pledged collateral to the Federal Reserve under its borrower-in-custody program to establish a line of credit through the discount window.  The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds.  At March 31, 2009, the Company had available lines of credit of $525 million.   The Company had $21 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $162 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $149,491,000 at March 31, 2009 as compared to $99,504,000 at March 31, 2008.  The composition of cash and cash equivalents has changed from a year ago.  Over the past twelve months cash and due from banks declined $25,027,000 or 38.9 percent while federal funds sold and interest bearing deposits increased $75,014,000 to $110,231,000.  Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in the Company's securities portfolio and loan portfolio.

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

SUPPLEMENTAL TABLES

Tables on the next several pages provide detail on loan portfolio composition and changes by quarter since December 31, 2006:

QUARTERLY TRENDS – LOANS AT END OF PERIOD (Dollars in Millions)

	2006	2007
	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$ 94.8	$ 84.4	$ 74.2	$ 72.5	$ 60.2
Townhomes	10.4	9.9	11.3	25.0	25.0
Single family residences	80.3	100.9	66.6	63.9	59.0
Single family land and lots	106.3	107.7	129.0	128.4	116.4
Multifamily	48.2	48.7	46.6	33.8	34.5
	340.0	351.6	327.7	323.6	295.1

Commercial
Office buildings	14.1	17.6	19.2	22.4	30.9
Retail trade	16.1	12.5	26.4	50.2	69.0
Land	93.5	93.4	99.4	86.2	82.6
Industrial	6.3	8.9	13.1	16.9	13.0
Healthcare	2.0	2.5	3.0	1.0	1.0
Churches and educational facilities	2.1	1.8	1.9	1.9	-
Lodging	2.1	4.8	11.2	11.2	11.2
Convenience stores	0.5	0.5	1.0	1.4	1.7
Marina	2.2	2.2	2.2	21.9	23.1
Other	0.9	2.8	12.8	8.6	9.9
	139.8	147.0	190.2	221.7	242.4

Individuals
Lot loans	40.6	40.5	40.0	40.7	39.4
Construction	50.7	41.7	43.6	41.0	32.7
	91.3	82.2	83.6	81.7	72.1
Total construction and land development	571.1	580.8	601.5	627.0	609.6

Real estate mortgages
Residential real estate
Adjustable	277.7	285.4	298.4	313.0	319.5
Fixed rate	87.9	87.9	87.6	88.1	87.5
Home equity mortgages	95.9	97.3	90.0	90.8	91.4
Home equity lines	50.9	51.4	56.6	55.1	59.1
	512.4	522.0	532.6	547.0	557.5

Commercial real estate
Office buildings	109.2	113.4	116.1	125.6	131.7
Retail trade	50.9	62.0	62.8	74.9	76.2
Land	-	-	-	2.6	5.3
Industrial	64.3	66.3	84.7	100.2	105.5
Healthcare	40.7	40.5	39.7	33.2	32.4
Churches and educational facilities	32.3	32.9	32.7	36.0	40.2
Recreation	4.4	4.4	4.5	4.7	3.0
Multifamily	9.9	8.4	10.4	11.3	13.8
Mobile home parks	6.0	3.0	4.0	4.0	3.9
Lodging	19.1	16.9	16.8	22.3	22.7
Restaurant	11.7	11.2	9.6	7.2	8.2
Agricultural	26.1	24.5	23.4	19.6	12.9
Convenience stores	22.0	22.2	23.6	23.5	23.2
Other	40.8	38.8	30.5	39.7	38.3
	437.4	444.5	458.8	504.8	517.3
Total real estate mortgages	949.8	966.5	991.4	1,051.8	1,074.8

Commercial & financial	128.1	112.1	139.0	135.1	126.7

Installment loans to individuals
Automobile and trucks	22.3	23.3	23.6	24.8	25.0
Marine loans	32.5	30.1	26.6	24.8	33.2
Other	28.6	29.8	29.4	29.0	28.2
	83.4	83.2	79.6	78.6	86.4

Other	0.7	0.7	1.6	0.6	0.9
	$1,733.1	$1,743.3	$1,813.1	$1,893.1	$1,898.4

QUARTERLY TRENDS – LOANS AT END OF PERIOD (Continued) (Dollars in Millions)

	2008				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr
Construction and land development
Residential
Condominiums	$ 57.2	$ 47.4	$ 32.6	$ 17.4	$ 16.3
Townhomes	23.8	20.0	21.7	6.1	4.2
Single family residences	56.7	49.5	37.2	26.8	20.5
Single family land and lots	112.1	95.1	70.2	52.8	51.4
Multifamily	32.6	34.0	30.7	26.8	24.8
	282.4	246.0	192.4	129.9	117.2

Commercial
Office buildings	29.1	31.1	27.8	17.3	17.4
Retail trade	60.4	63.6	68.5	68.7	70.0
Land	92.5	75.4	73.9	73.3	60.9
Industrial	16.9	20.8	20.7	13.3	9.0
Healthcare	1.0	1.0	-	-	5.7
Churches and educational facilities	-	0.1	-	-	-
Lodging	-	-	-	-	0.6
Convenience stores	1.8	-	-	-	-
Marina	26.8	28.9	30.5	30.7	31.6
Other	11.3	6.3	5.4	6.0	6.2
	239.8	227.2	226.8	209.3	201.4

Individuals
Lot loans	39.4	40.0	38.4	35.7	34.0
Construction	32.4	27.1	27.4	20.3	16.2
	71.8	67.1	65.8	56.0	50.2
Total construction and land development	594.0	540.3	485.0	395.2	368.8

Real estate mortgages
Residential real estate
Adjustable	317.6	318.8	316.5	329.0	333.1
Fixed rate	89.1	90.2	93.4	95.5	90.8
Home equity mortgages	91.7	93.1	84.3	84.8	85.5
Home equity lines	56.3	59.4	59.7	58.5	60.3
	554.7	561.5	553.9	567.8	569.7

Commercial real estate
Office buildings	144.3	142.3	143.6	146.4	140.6
Retail trade	83.8	93.5	101.6	111.9	109.1
Land	-	-	0.6	-	-
Industrial	104.3	93.3	92.2	94.7	95.3
Healthcare	39.9	33.6	31.6	29.2	28.3
Churches and educational facilities	40.2	36.5	35.6	35.2	34.8
Recreation	2.8	1.8	1.8	1.7	1.7
Multifamily	20.0	19.1	19.2	27.2	27.2
Mobile home parks	3.2	3.1	3.1	3.0	3.0
Lodging	27.9	28.0	26.7	26.6	26.3
Restaurant	8.0	9.0	8.6	6.2	6.1
Agricultural	12.4	9.0	8.7	8.5	8.2
Convenience stores	23.1	24.9	23.6	23.5	23.3
Other	40.1	41.6	42.5	43.6	43.0
	550.0	535.7	539.4	557.7	546.9
Total real estate mortgages	1,104.7	1,097.2	1,093.3	1,125.5	1,116.6

Commercial & financial	93.9	94.8	88.5	82.8	75.5

Installment loans to individuals
Automobile and trucks	24.1	23.0	21.9	20.8	19.4
Marine loans	33.3	25.2	26.0	26.0	26.3
Other	27.5	27.9	27.4	26.1	25.7
	84.9	76.1	75.3	72.9	71.4

Other	0.5	0.4	0.5	0.3	0.3
	$1,878.0	$1,808.8	$1,742.6	$1,676.7	$1,632.6

QUARTERLY TRENDS – INCREASE (DECREASE) IN LOANS BY QUARTER (Dollars in Millions)

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$ (10.4)	$ (10.2)	$ (1.7)	$ (12.3)
Townhomes	(0.5)	1.4	13.7	-
Single family residences	20.6	(34.3)	(2.7)	(4.9)
Single family land and lots	1.4	21.3	(0.6)	(12.0)
Multifamily	0.5	(2.1)	(12.8)	0.7
	11.6	(23.9)	(4.1)	(28.5)
Commercial
Office buildings	3.5	1.6	3.2	8.5
Retail trade	(3.6)	13.9	23.8	18.8
Land	(0.1)	6.0	(13.2)	(3.6)
Industrial	2.6	4.2	3.8	(3.9)
Healthcare	0.5	0.5	(2.0)	-
Churches and educational facilities	(0.3)	0.1	-	(1.9)
Lodging	2.7	6.4	-	-
Convenience stores	-	0.5	0.4	0.3
Marina	-	-	19.7	1.2
Other	1.9	10.0	(4.2)	1.3
	7.2	43.2	31.5	20.7
Individuals
Lot loans	(0.1)	(0.5)	0.7	(1.3)
Construction	(9.0)	1.9	(2.6)	(8.3)
	(9.1)	1.4	(1.9)	(9.6)
Total construction and land development	9.7	20.7	25.5	(17.4)

Real estate mortgages
Residential real estate
Adjustable	7.7	13.0	14.6	6.5
Fixed rate	-	(0.3)	0.5	(0.6)
Home equity mortgages	1.4	(7.3)	0.8	0.6
Home equity lines	0.5	5.2	(1.5)	4.0
	9.6	10.6	14.4	10.5
Commercial real estate
Office buildings	4.2	2.7	9.5	6.1
Retail trade	11.1	0.8	12.1	1.3
Land	-	-	2.6	2.7
Industrial	2.0	18.4	15.5	5.3
Healthcare	(0.2)	(0.8)	(6.5)	(0.8)
Churches and educational facilities	0.6	(0.2)	3.3	4.2
Recreation	-	0.1	0.2	(1.7)
Multifamily	(1.5)	2.0	0.9	2.5
Mobile home parks	(3.0)	1.0	-	(0.1)
Lodging	(2.2)	(0.1)	5.5	0.4
Restaurant	(0.5)	(1.6)	(2.4)	1.0
Agricultural	(1.6)	(1.1)	(3.8)	(6.7)
Convenience stores	0.2	1.4	(0.1)	(0.3)
Other	(2.0)	(8.3)	9.2	(1.4)
	7.1	14.3	46.0	12.5
Total real estate mortgages	16.7	24.9	60.4	23.0

Commercial & financial	(16.0)	26.9	(3.9)	(8.4)

Installment loans to individuals
Automobile and trucks	1.0	0.3	1.2	0.2
Marine loans	(2.4)	(3.5)	(1.8)	8.4
Other	1.2	(0.4)	(0.4)	(0.8)
	(0.2)	(3.6)	(1.0)	7.8

Other	-	0.9	(1.0)	0.3
	$ 10.2	$ 69.8	$ 80.0	$ 5.3

QUARTERLY TRENDS – INCREASE (DECREASE) IN LOANS BY QUARTER (Continued) (Dollars in Millions)

	2008				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr
Construction and land development
Residential
Condominiums	$ (3.0)	$ (9.8)	$ (14.8)	$ (15.2)	$ (1.1)
Townhomes	(1.2)	(3.8)	1.7	(15.6)	(1.9)
Single family residences	(2.3)	(7.2)	(12.3)	(10.4)	(6.3)
Single family land and lots	(4.3)	(17.0)	(24.9)	(17.4)	(1.4)
Multifamily	(1.9)	1.4	(3.3)	(3.9)	(2.0)
	(12.7)	(36.4)	(53.6)	(62.5)	(12.7)

Commercial
Office buildings	(1.8)	2.0	(3.3)	(10.5)	0.1
Retail trade	(8.6)	3.2	4.9	0.2	1.3
Land	9.9	(17.1)	(1.5)	(0.6)	(12.4)
Industrial	3.9	3.9	(0.1)	(7.4)	(4.3)
Healthcare	-	-	(1.0)	-	5.7
Churches and educational facilities	-	0.1	(0.1)	-	-
Lodging	(11.2)	-	-	-	0.6
Convenience stores	0.1	(1.8)	-	-	-
Marina	3.7	2.1	1.6	0.2	0.9
Other	1.4	(5.0)	(0.9)	0.6	0.2
	(2.6)	(12.6)	(0.4)	(17.5)	(7.9)

Individuals
Lot loans	-	0.6	(1.6)	(2.7)	(1.7)
Construction	(0.3)	(5.3)	0.3	(7.1)	(4.1)
	(0.3)	(4.7)	(1.3)	(9.8)	(5.8)
Total construction and land development	(15.6)	(53.7)	(55.3)	(89.8)	(26.4)

Real estate mortgages
Residential real estate
Adjustable	(1.9)	1.2	(2.3)	12.5	4.1
Fixed rate	1.6	1.1	3.2	2.1	(4.7)
Home equity mortgages	0.3	1.4	(8.8)	0.5	0.7
Home equity lines	(2.8)	3.1	0.3	(1.2)	1.8
	(2.8)	6.8	(7.6)	13.9	1.9

Commercial real estate
Office buildings	12.6	(2.0)	1.3	2.8	(5.8)
Retail trade	7.6	9.7	8.1	10.3	(2.8)
Land	(5.3)	-	0.6	(0.6)	-
Industrial	(1.2)	(11.0)	(1.1)	2.5	0.6
Healthcare	7.5	(6.3)	(2.0)	(2.4)	(0.9)
Churches and educational facilities	-	(3.7)	(0.9)	(0.4)	(0.4)
Recreation	(0.2)	(1.0)	-	(0.1)	-
Multifamily	6.2	(0.9)	0.1	8.0	-
Mobile home parks	(0.7)	(0.1)	-	(0.1)	-
Lodging	5.2	0.1	(1.3)	(0.1)	(0.3)
Restaurant	(0.2)	1.0	(0.4)	(2.4)	(0.1)
Agricultural	(0.5)	(3.4)	(0.3)	(0.2)	(0.3)
Convenience stores	(0.1)	1.8	(1.3)	(0.1)	(0.2)
Other	1.8	1.5	0.9	1.1	(0.6)
	32.7	(14.3)	3.7	18.3	(10.8)
Total real estate mortgages	29.9	(7.5)	(3.9)	32.2	(8.9)

Commercial & financial	(32.8)	0.9	(6.3)	(5.7)	(7.3)

Installment loans to individuals
Automobile and trucks	(0.9)	(1.1)	(1.1)	(1.1)	(1.4)
Marine loans	0.1	(8.1)	0.8	-	0.3
Other	(0.7)	0.4	(0.5)	(1.3)	(0.4)
	(1.5)	(8.8)	(0.8)	(2.4)	(1.5)

Other	(0.4)	(0.1)	0.1	(0.2)	-
	$ (20.4)	$ (69.2)	$ (66.2)	$ (65.9)	$ (44.1)

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary notice, including, without limitation, those risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2008 under “Special Cautionary Notice Regarding Forward-Looking Statements,” and otherwise in our Securities and Exchange Commission (SEC) reports and filings.  Such reports are available upon request from Seacoast, or from the Securities and Exchange Commission, including through the SEC’s Internet website at http://www.sec.gov.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s discussion and analysis “Interest Rate Sensitivity”.

Market risk refers to potential losses arising from changes in interest rates, and other relevant market rates or prices.

Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is the Company’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities).  The Company is also exposed to market risk in its investing activities.  The ALCO meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk.  The policies established by the ALCO are reviewed and approved by the Company’s Board of Directors.  The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board.  These limits reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons.

The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses.  Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions.  The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE.  The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet.  In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates.  EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model.  As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis.  Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios.  Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 3.4 percent versus the EVE in a stable rate environment.

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

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2009 and concluded that those disclosure controls and procedures are effective.  There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s internal control over financial reporting subsequent to their evaluation.  There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.

Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part 1 under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first quarter of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/09 to 1/31/09	0	$ 0	666,799	158,201
2/1/09 to 2/28/09	126	4.80	666,925	158,075
3/1/09 to 3/31/09	0	0	666,925	158,075
Total – 1st Quarter	126	$ 4.80	666,925	158,075

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

SEACOAST BANKING CORPORATION OF FLORIDA

May 8, 2009	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 8, 2009	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer