Form 10-Q/A
period 2009-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2009-05-27
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES

EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________.

Commission File No.  0-13660

Seacoast Banking Corporation of Florida

(Exact Name of Registrant as Specified in its Charter)

Florida	59-2260678
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)
34994
815 COLORADO AVENUE, STUART FL	(Zip Code)
(Address of Principal Executive Offices)

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]	Non-Accelerated Filer [ ]	Small Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]       No  [X]

Common Stock, $.10 Par Value – 19,157,900 shares as of April 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “amended Form 10-Q”) amends the Seacoast Banking Corporation of Florida (“Seacoast”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 that was filed with the Securities and Exchange Commission on May 11, 2009 (the “Original Form 10-Q”).  This amended Form 10-Q is being filed to amend:  i) the Index, and ii) the Condensed Consolidated Statements of Cash Flows.

For the convenience of the reader, this Form 10-Q/A sets forth the full text of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, in its entirely, as hereby amended.  Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this amended Form 10-Q under Item 6 hereof.  No other new exhibits are being filed herewith.

This amended Form 10-Q does not reflect events occurring after the filing of the Original Form 10-Q on May 11, 2009 and no attempt has been made in this amended Form 10-Q to modify or update other disclosures as presented in the Original Form 10-Q.  Accordingly, this amended 10-Q should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest and fees on loans	$23,160	$31,182
Interest and dividends on securities	4,004	3,676
Interest on federal funds sold and other investments	148	297
TOTAL INTEREST INCOME	27,312	35,155
Interest on deposits	7,987	12,578
Interest on borrowed money	1,151	2,092
TOTAL INTEREST EXPENSE	9,138	14,670
NET INTEREST INCOME	18,174	20,485
Provision for loan losses	11,652	5,500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,522	14,985
Noninterest income
Other income	4,756	6,162
TOTAL NONINTEREST INCOME	4,756	6,162
TOTAL NONINTEREST EXPENSES	19,109	18,684
(LOSS) INCOME BEFORE INCOME TAXES	(7,831)	2,463
Provision (benefit) for income taxes	(3,071)	700
NET (LOSS) INCOME	(4,760)	1,763
Preferred stock dividends and accretion of preferred stock discount	937	0
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ (5,697)	$ 1,763

PER SHARE COMMON STOCK:
Net (loss) income diluted	$ (0.30)	$ 0.09
Net (loss) income basic	$ (0.30)	0.09
Cash dividends declared	0.01	0.16

Average shares outstanding – diluted	19,069,437	19,046,420
Average shares outstanding – basic	19,069,437	18,928,375

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
(Decrease) increase in cash and cash equivalents
Cash flows from operating activities
Interest received	$27,129	$35,076
Fees and commissions received	4,795	6,239
Interest paid	(9,648)	(15,206)
Cash paid to suppliers and employees	(19,542)	(19,113)
Trading securities activity	0	5,000
Origination of loans held for sale	(45,936)	(57,031)
Proceeds of loans held for sale	39,905	62,002
Net change in other assets	131	(90)
Net cash (used in) provided by operating activities	(3,166)	16,877
Cash flows from investing activities
Maturities of securities available for sale	9,485	12,267
Maturities of securities held for investment	1,217	838
Proceeds from sale of securities available for sale	250	400
Purchases of securities available for sale	(35,967)	(26)
Net new loans and principal repayments	27,314	10,702
Proceeds from the sale of other real estate owned	603	0
Proceeds from sale of Federal Home Loan Bank Stock and Federal Reserve Bank stock	181	0
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	0	(155)
Additions to bank premises and equipment	(429)	(2,159)
Net cash provided by investing activities	2,654	21,867

Cash flows from financing activities
Net increase (decrease) in deposits	3,876	(41,578)
Net (decrease) increase in federal funds purchased and
repurchase agreements	(4,549)	6,796
Stock based employee benefit plans	64	96
Dividends paid	(580)	(3,029)
Net cash used in financing activities	(1,189)	(37,715)

Net (decrease) increase in cash and cash equivalents	(1,701)	1,029
Cash and cash equivalents at beginning of period	151,192	98,475
Cash and cash equivalents at end of period	$149,491	$ 99,504

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Reconciliation of net (loss) income to cash (used in) provided by operating activities
Net (loss) income	$(4,760)	$1,763
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	886	811
Amortization (accretion) of premiums and discounts on securities	(147)	(161)
Other amortization and accretion	265	96
Trading securities activity	0	5,000
Change in loans held for sale, net	(6,031)	4,971
Provision for loan losses	11,652	5,500
Gain on sale of loans	(153)	(84)
Losses on sale and write-downs of other real estate owned	183	134
Loss on disposition of fixed assets	(20)	(89)
Change in interest receivable	15	301
Change in interest payable	(510)	(535)
Change in prepaid expenses	193	35
Change in accrued taxes	(2,874)	878
Change in other assets	131	(90)
Change in other liabilities	(1,996)	(1,653)

Net cash (used in) provided by operating activities	$(3,166)	$16,877
Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$4,610	$2,294
Transfer of loans to other real estate owned	8,279	318

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

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2009
Available for sale securities	$349,181		$349,181
Loans held for sale	8,196		$8,196
Loans (2)	42,404		11,840	$30,564
Derivative product assets	239		239
Other real estate owned (1)	12,684		12,684

March 31, 2008
Trading securities	$ 8,994	$ 8,994
Available for sale securities	254,395	254,395
Loans held for sale	3,889		$3,889
Loans (2)	23,670		843	$22,827
Derivative product assets	307		307
Other real estate owned (1)	940		940

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

QUARTERLY TRENDS - LOANS AT END OF PERIOD (Dollars in Millions)
		2008				2009	2009 Nonperforming
		1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	1st Qtr	Number
Residential Construction and Land Development

Condominiums	>$4 million	$ 30.6	$ 26.3	$ 19.6	$ 8.6	$ 8.4	$ -	-
	<$4 million	26.6	21.1	13.0	8.8	7.9	2.4	1
Town homes	>$4 million	19.4	17.1	17.1	-	-	-	-
	<$4 million	4.4	2.9	4.6	6.1	4.2	3.9	2

Single Family Residences	>$4 million	20.8	21.2	13.5	11.9	6.6	-	-
	<$4 million	35.9	28.3	23.7	14.9	13.9	5.7	9

Single Family Lands and Lots	>$4 million	85.1	64.3	40.3	22.1	21.8	21.8	3
	<$4 million	27.0	30.8	29.9	30.7	29.6	12.4	17

Multifamily	>$4 million	7.8	7.8	7.8	7.8	7.8	7.8	1
	<$4 million	24.8	26.2	22.9	19.0	17.0	4.1	5

TOTAL	>$4 million	163.7	136.7	98.3	50.4	44.6	29.6	4
TOTAL	<$4 million	118.7	109.3	94.1	79.5	72.6	28.5	34
GRAND TOTAL		282.4	246.0	$192.4	$129.9	$117.2	$ 58.1	38

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

Our analyses of the adequacy of the allowance for loan losses take into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions and loan growth.  In its continuing evaluation of the allowance and its adequacy, management also considers quantitative factors such as the Company’s loan loss experience, the loss experience of peer banks, the amount of past due and nonperforming loans, and the estimated values of loan collateral.  Commercial and commercial real estate loans are assigned internal risk ratings reflecting our estimate of the probability of the borrower defaulting on any obligation and the estimated probable loss in the event of default.  Retail credit risk is measured from a portfolio view rather than by specific borrower and are assigned internal risk rankings reflecting the combined probability of default and loss.  The Company’s independent Credit Administration Department assigns allowance factors to the individual internal risk ratings based on an estimate of the risk using a variety of tools and information.  Loan Review is an independent unit that performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings.  Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting.  This unit reports directly to the Directors Loan Committee of the Board of Directors.

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

May 22, 2009

/s/ Dennis S. Hudson, III

    DENNIS S. HUDSON, III

    Chairman &

    Chief Executive Officer

May 22, 2009

/s/ William R. Hahl

    WILLIAM R. HAHL

    Executive Vice President &

    Chief Financial Officer