Form 10-K/A
period 2008-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2009-07-31
CIK 730708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A ( “Amendment No. 2”) amends the Seacoast Banking Corporation of Florida (“Seacoast”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2009 (the “Original Form 10-K”), as amended by Amendment No. 1 to Seacoast’s Annual Report on Form 10-K filed with the SEC on March 30, 2009 ( “Amendment No. 1”). This Amendment No. 2 is being filed (i) to provide the signed report of Seacoast’s independent public accountants, as reported on page 58 in Exhibit 13 of the Original Form 10-K; (ii) to amend Part III, Item 11 to indicate that no key manager incentive plan was adopted in 2008; (iii) to provide the signed attestation report on Seacoast’s internal control over financial reporting, as reported on page 57 in Exhibit 13 of the Original Form 10-K; and (iv) to file Seacoast’s Key Manager Incentive Plans for 2006 and 2007 as Exhibit 10.29 and 10.30, respectively, under Part IV, Item 15.

For the convenience of the reader, this Amendment No. 2 sets forth the full text of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in its entirely, as hereby amended. However, this Amendment No. 2 amends only Exhibit 13, Part III, Item 11 and Part IV, Item 15, of the Original Form 10-K and Amendment No. 1, and no other information in the Original Form 10-K or Amendment No. 1 is amended hereby.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amended Amendment No. 2 under Part IV, Item 15. Exhibits 10.29, 10.30, 13, 31.1, 31.2, 32.1 and 32.2 are the only new exhibits being filed herewith.

This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K on March 10, 2009 and no attempt has been made in this Amendment No. 2 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Salary and Benefits Committee Report,” “Director Compensation” and “Performance Graph” in the 2009 Proxy Statement which are incorporated herein by reference. The Company did not adopt a Key Manager Incentive Plan for 2008 due to the budget estimates presented early in 2008. Therefore no awards could be or were made in 2008 under a Key Manager Incentive Plan.

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

Exhibit 10.29 2006 Key Manager Incentive Plan*

Exhibit 10.30 2007 Key Manager Incentive Plan*

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, as of the 31st day of July 2009.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman and Chief Executive Officer

By:	/s/ William R. Hahl
William R. Hahl
Executive Vice President and Chief
Financial Officer