Form 10-Q
period 2009-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2009-08-04
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 0-13660
Seacoast Banking Corporation of Florida
(Exact Name of Registrant as Specified in its Charter)

Florida	59-2260678

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization

815 Colorado Avenue
Stuart, Florida	34994

(Address of Principal Executive Offices)	(Zip Code)
(772) 287-4000

(Registrant’s Telephone Number, Including Area Code)

(Former name, Former Address and Former Fiscal Year, If Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.10 Par Value — 19,170,788 outstanding shares as of June 30, 2009

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

PAGE #
Part I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets — June 30, 2009 and December 31, 2008	3–4

Condensed consolidated statements of income — Three months and six months ended June 30, 2009 and 2008	5

Condensed consolidated statements of cash flows — Six months ended June 30, 2009 and 2008	6–7

Notes to condensed consolidated financial statements	8–15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16–57

Item 3. Quantitative and Qualitative Disclosures about Market Risk	58

Item 4. Controls and Procedures	59

Part II OTHER INFORMATION

Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74–75
Item 3. Defaults upon Senior Securities	75
Item 4. Submission of Matters to a Vote of Security Holders	75–76
Item 5. Other Information	77
Item 6. Exhibits	77

SIGNATURES	78
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2009	2008

ASSETS

Cash and due from banks	$32,020	$46,002
Interest bearing deposits with other banks	43,632	100,585
Federal funds sold	0	4,605

Total cash and cash equivalents	75,652	151,192

Securities:
Available for sale (at fair value)	337,746	318,030
Held for investment (fair values: $21,709 at June 30, 2009 and $26,109 at December 31, 2008)	22,299	27,871

TOTAL SECURITIES	360,045	345,901

Loans held for sale	16,454	2,165

Loans	1,584,340	1,676,728
Less: Allowance for loan losses	(43,618)	(29,388)

NET LOANS	1,540,722	1,647,340

Bank premises and equipment, net	42,879	44,122
Other real estate owned	23,259	5,035
Goodwill and other intangible assets	4,751	55,193
Other assets	72,973	63,488

	$2,136,735	$2,314,436

LIABILITIES

Deposits	$1,756,422	$1,810,441
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	101,849	157,496
Borrowed funds	65,172	65,302
Subordinated debt	53,610	53,610
Other liabilities	11,127	11,586

	1,988,180	2,098,435

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2009	2008

SHAREHOLDERS’ EQUITY

Preferred stock, par value $0.10 per share, authorized 4,000,000 shares, issued and outstanding 2,000 shares of Series A	44,412	43,787

Warrant for purchase of shares of common stock at $6.36 per share	5,588	6,245

Common stock, par value $0.10 per share, authorized 65,000,000 shares, issued 19,261,888 and outstanding 19,170,788 shares at June 30, 2009, issued 19,283,841 and outstanding 19,171,779 shares at December 31, 2008	1,917	1,928

Other shareholders’ equity	96,638	164,041

TOTAL SHAREHOLDERS’ EQUITY	148,555	216,001

	$2,136,735	$2,314,436

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest and fees on loans	$21,638	$28,197	$44,798	$59,379
Interest and dividends on securities	4,375	3,621	8,379	7,297
Interest on federal funds sold and other investments	109	455	257	752

TOTAL INTEREST INCOME	26,122	32,273	53,434	67,428
Interest on deposits	6,194	10,634	14,181	23,212
Interest on borrowed money	1,008	1,477	2,159	3,569

TOTAL INTEREST EXPENSE	7,202	12,111	16,340	26,781

NET INTEREST INCOME	18,920	20,162	37,094	40,647
Provision for loan losses	26,227	42,237	37,879	47,737

NET INTEREST LOSS AFTER PROVISION FOR LOAN LOSSES	(7,307)	(22,075)	(785)	(7,090)

Noninterest income
Other income	3,928	5,842	8,684	12,004
Securities gains, net	1,786	355	1,786	355

TOTAL NONINTEREST INCOME	5,714	6,197	10,470	12,359

Noninterest Expenses
Goodwill impairment	49,813	0	49,813	0
Other noninterest expenses	20,348	19,240	39,457	37,924

TOTAL NONINTEREST EXPENSES	70,161	19,240	89,270	37,924

LOSS BEFORE INCOME TAXES	(71,754)	(35,118)	(79,585)	(32,655)
Benefit for income taxes	(8,754)	(13,802)	(11,825)	(13,102)

NET LOSS	(63,000)	(21,316)	(67,760)	(19,553)
Preferred stock dividends and accretion of preferred stock discount	937	0	1,874	0

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(63,937)	$(21,316)	$(69,634)	$(19,553)

PER SHARE COMMON STOCK:
Net loss diluted	$(3.35)	$(1.12)	$(3.65)	$(1.03)
Net loss basic	(3.35)	(1.12)	(3.65)	(1.03)
Cash dividends declared	0.00	0.16	0.01	0.32

Average shares outstanding — diluted	19,088,759	18,986,163	19,079,151	18,957,269
Average shares outstanding — basic	19,088,759	18,986,163	19,079,151	18,957,269

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,

(Dollars in thousands)	2009	2008

(Decrease) increase in cash and cash equivalents
Cash flows from operating activities
Interest received	$53,479	$68,004
Fees and commissions received	9,646	12,254
Interest paid	(16,569)	(27,407)
Cash paid to suppliers and employees	(36,271)	(34,718)
Income taxes paid	(13)	(3,472)
Trading securities activity	0	14,000
Origination of loans held for sale	(96,731)	(130,036)
Proceeds of loans held for sale	82,442	135,253
Net change in other assets	806	503

Net cash (used in) provided by operating activities	(3,211)	34,381

Cash flows from investing activities
Maturities of securities available for sale	52,509	18,937
Maturities of securities held for investment	5,578	1,985
Proceeds from sale of securities available for sale	31,376	13,391
Purchases of securities available for sale	(100,170)	(32,609)
Net new loans and principal repayments	43,594	28,768
Proceeds from sale of loans	3,763	13,773
Proceeds from the sale of other real estate owned	2,308	295
Proceeds from sale of Federal Home Loan Bank Stock and Federal Reserve Bank stock	181	0
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(821)	(165)
Additions to bank premises and equipment	(531)	(3,484)

Net cash provided by investing activities	37,787	40,891

Cash flows from financing activities
Net decrease in deposits	(54,007)	(96,907)
Net decrease in federal funds purchased and repurchase agreements	(55,647)	(1,270)
Stock based employee benefit plans	118	817
Dividends paid	(580)	(6,100)

Net cash used in financing activities	(110,116)	(103,460)

Net decrease in cash and cash equivalents	(75,540)	(28,188)
Cash and cash equivalents at beginning of period	151,192	98,475

Cash and cash equivalents at end of period	$75,652	$70,287

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,

(Dollars in thousands)	2009	2008

Reconciliation of net loss to cash (used in) provided by operating activities
Net loss	$(67,760)	$(19,553)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on write down of goodwill	49,813	0
Depreciation	1,768	1,659
Amortization (accretion) of premiums and discounts on securities	(652)	(307)
Other amortization and accretion	518	206
Trading securities activity	0	14,000
Change in loans held for sale, net	(14,289)	5,217
Provision for loan losses	37,879	47,737
Gains on sale of securities	(1,786)	(355)
Gains on sale of loans	(172)	(38)
Losses on sale and write-downs of other real estate owned	1,129	232
Losses (gains) on disposition of fixed assets	6	(97)
Change in interest receivable	808	1,305
Change in interest payable	(230)	(625)
Change in prepaid expenses	634	329
Change in accrued taxes	(11,173)	(16,166)
Change in other assets	806	503
Change in other liabilities	(510)	334

Net cash (used in) provided by operating activities	$(3,211)	$34,381

Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$839	$57
Transfer of loans to other real estate owned	21,542	4,339

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. We engage external valuation specialists to assist in our goodwill assessments. The Company completed an annual test of goodwill for impairment for the year ended December 31, 2008. Management updated the test for impairment of goodwill at March 31, 2009 due to the decline in the price of the Company’s common stock and net earnings in the first quarter of 2009. The results of these tests indicated that none of the Company’s goodwill was impaired. Due to the further decline in the price of our common stock and our net loss in the second quarter of 2009, we again tested for impairment of goodwill as of June 30, 2009. The fair value of our enterprise was determined using two methods, the discounted cash flow and change in control valuation methods. These two methods provided a range of valuations of $2.43 to $7.00 per share that we used in evaluating goodwill for possible impairment. As of June 30, 2009, we determined that the carrying amount of the Company exceeds its fair value. Accordingly, we have determined preliminarily that the goodwill impairment loss is equal to the full amount of our goodwill — $49,813,000. This is an estimate and we will disclose in the third quarter any adjustments after completing the second step analysis. This requires the Company to allocate the estimated fair value of the Company to all of its assets and liabilities. The fair values of the assets and liabilities, primarily loans and deposits, are determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value.

NOTE B — RECENT ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes that affect how the Company will account for business combinations under this Statement include:
•	the acquisition date will be date the acquirer obtains control;

•	all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date;

•	assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date;

•	adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year;

•	acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred;

•	transaction costs will be expensed as incurred;

•	reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and

•	the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include the display of net income and comprehensive income for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement is applied prospectively except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented. The adoption of SFAS No. 160 did not have a material impact on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments. This statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of SRAS No. 161 has not had a material impact on the consolidated financial statements of the Company.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It is applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company adopted the provisions of FSP No. SFAS 142-3 in the first quarter of 2009, as required, and the adoption did not have a material effect on the Company’s financial condition or results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about fair values of financial instruments in all interim financial statements. Once adopted, the disclosures required by the FSP are to be provided prospectively. The FSP’s requirements are effective as of June 30, 2009, with early adoption permitted as of March 31, 2009. The Company did not elect to early-adopt the FSP, and has provided the required disclosures as of June 30, 2009.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies the provisions of SFAS No. 141(R), Business Combinations, with respect to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies associated with a business combination. The provisions of the FSP are effective for business combinations occurring after January 1, 2009, and have been adopted by the Company. The effects of adoption of this FSP on the Company’s consolidated financial statements will depend on the nature, terms and size of future business combinations. The Company has not made any business combinations since January 1, 2009.

NOTE C — COMPREHENSIVE INCOME
At June 30, 2009 and 2008, comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net loss	$(63,000)	$(21,316)	$(67,760)	$(19,553)
Unrealized gains (losses) on securities available for sale (net of tax)	(994)	(1,258)	1,193	161
Net reclassification adjustment	(1,325)	(138)	(686)	(138)

Comprehensive loss	$(65,319)	$(22,712)	$(67,253)	$(19,530)

NOTE D — BASIC AND DILUTED EARNINGS PER COMMON SHARE
Equivalent shares of 566,000 and 801,000 related to stock options and stock settled appreciation rights for the periods ended June 30, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended		Six Months Ended
(Dollars in thousands,	June 30,		June 30,
except per share data)	2009	2008	2009	2008
Basic:
Net loss available to common shareholders	$(63,937)	$(21,316)	$(69,634)	$(19,553)
Average shares outstanding	19,088,759	18,986,163	19,079,151	18,957,269

Basic EPS	$(3.35)	$(1.12)	$(3.65)	$(1.03)

Diluted:
Net loss available to common shareholders	$(63,937)	$(21,316)	$(69,634)	$(19,553)
Average shares outstanding	19,088,759	18,986,163	19,079,151	18,957,269
Net effect of employee restricted stock, stock options and stock settled appreciation rights	0	0	0	0

TOTAL	19,088,759	18,986,163	19,079,151	18,957,269

Diluted EPS	$(3.35)	$(1.12)	$(3.65)	$(1.03)

NOTE E — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE
In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active on October 10, 2008 to amend and clarify SFAS 157. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Under SFAS 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, fair value measurements for items measured at fair value at June 30, 2009 and 2008 included:

		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)

June 30, 2009

Available for sale securities	$337,746		$337,746
Loans held for sale	16,454		16,454
Loans (1)	52,464		4,556	$47,908
Derivative product assets	201		201
Other real estate owned (2)	23,259		23,259

June 30, 2008

Available for sale securities	$255,798		$255,798
Loans held for sale	3,643		$3,643
Loans (1)	44,028		2,899	$41,129
Derivative product assets	85		85
Other real estate owned (2)	4,547		4,547

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. When appraisals are used to determine fair value and the appraisals are based on a market approach, the related loan’s fair value is classified as Level 2 input. The fair value of loans based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, are classified as Level 3 inputs.

(2)	Fair value is measured on a nonrecurring basis in accordance with SFAS No. 144.
For trading securities, derivative product assets and liabilities and loans held for sale, the realized and unrealized gains and losses are included in earnings in noninterest income or net interest income, as appropriate, and were not material for the six-month periods ended June 30, 2009 and 2008.
In April 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changed the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods.
The following shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of June 30, 2009.

	June 30, 2009
	Carrying
(Dollars in thousands)	Value	Fair Value
Financial Assets
Cash and cash equivalents	$75,652	$75,652
Securities	360,045	359,455
Loans, net	1,540,722	1,554,496
Loans held for sale	16,454	16,454
Derivative product assets	201	201
Financial Liabilities
Deposit liabilities	1,756,422	1,765,978
Borrowings	167,021	164,038
Subordinated debt	53,610	13,000
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2009:
Cash and cash equivalents: The carrying amount was used as a reasonable estimate of fair value.
Securities: The fair value of U.S. Treasury and U.S. Government agency, mutual fund and mortgage backed securities are based on market quotations when available or by using a discounted cash flow approach. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments.
Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, etc. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loan. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusting for prepayment assumptions using discount rates based on secondary market sources.
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers.

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
Borrowings: The fair value of floating rate borrowings is the amount payable on demand at the reporting date. The fair value of fixed rate borrowings is estimated using the rates currently offered for borrowings of similar remaining maturities.
Subordinated debt: The fair value of the floating rate subordinated debt is estimated using a market rate currently observed for similar securities of comparable credit quality.
Derivative product assets and liabilities: Quoted market prices or valuation models that incorporate current market data inputs are used to estimate the fair value of derivative product assets and liabilities.
NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2009 and 2008, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	2009		2008
	Recorded	Valuation	Recorded	Valuation
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Impaired loans without an allowance	$80,828	$0	$27,394	$0
Impaired loans with an allowance	62,103	9,639	48,676	3,851

Impaired loans	$142,931	$9,639	$76,070	$3,851

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted.
The valuation allowance is included in the allowance for loan losses. The impaired loans were measured for impairment based primarily on the value of underlying collateral. The majority of impaired loans are to residential real estate developers for construction and land development. These relationships, including the impaired balances, have been and continue to be assessed and evaluated to determine the probable loan loss. This evaluation includes obtaining current appraisal values for the properties held as collateral and assessing the value of personal guarantees, and requires significant management judgment. Depending on changes in circumstances involving each exposure, future assessments of probable losses may yield materially different results, which may result in a material increase or decrease in the allowance for loan losses through provisions for loan losses on our income statements.
Interest payments received on impaired loans are recorded as interest income, unless the collection of the remaining recorded investment is doubtful at that time, in which case, payments received are recorded as reductions to principal.
Nonaccrual loans and accruing loans past due 90 days or more at June 30, 2009 and 2008 were $126,758,000 and $1,383,000, respectively, for 2009 and $76,224,000 and $317,000, respectively for 2008.

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
NOTE H: REGULATORY CAPITAL
The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At June 30, 2008, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.
The Bank has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 7.50% and a total risk-based capital ratio of at least 12.00% as of March 31, 2009 with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.
NOTE I: LETTERS OF CREDIT
During the second quarter of 2009, the Company’s banking subsidiary utilized $43.0 million in letters of credit issued by the Federal Home Loan Bank (“FHLB”) to satisfy a portion of its pledging requirement to transact business as a qualified public depository within the state of Florida. The letters of credit have a term of one year with an annual fee equivalent to 5 basis points, or $21,500, amortized over the one year term of the letters. No interest cost is associated with the letters of credit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2009
The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes included in this report.
NEW OFFICES / CLOSURES / RELOCATIONS
The Company’s banking subsidiary has consolidated, improved and opened a number of branch offices during 2009 and 2008. Most recently, a new branch office was opened on January 20, 2009 in the same shopping plaza as our existing Wedgewood branch in Martin County. This new branch has better ingress and egress on a corner of U.S. Highway One. Our office on Northlake Boulevard in northern West Palm Beach was closed on June 2, 2009, to reduce overhead and rationalize cost with future growth opportunities. Customers of this office are now served by our PGA Boulevard office.
During 2008, the Company’s banking subsidiary consolidated three branch locations in the first quarter:
•	the Ft. Pierce Wal-Mart branch office in St. Lucie County was merged with an existing full service branch and closed on February 28, 2008; and

•	the Mariner Square branch in Martin County and the Juno Beach branch in Palm Beach County were consolidated with newer branches serving the same markets and were closed on March 31, 2008.
A new branch in western Port St. Lucie, Florida in an area with major retail development on Gatlin Boulevard, was opened in March 2008. The Company also upgraded its Arcadia branch location in DeSoto County, significantly increasing this location’s size in April 2008. A second branch in Brevard County on Murrell Road and a new, more accessible office replacing the Rivergate branch in St. Lucie County were constructed and opened on April 28, 2008 and June 9, 2008, respectively. In addition, a new, more visible Ft. Pierce branch opened on October 22, 2008, replacing our prior location in Ft. Pierce, which was sold. Lastly, branch personnel at the Beachland office in Indian River County, which we leased, moved in November 2008 to nearby Cardinal, which is in a separate leased facility, which then became a branch office of Seacoast National.
Branch additions to bank premises and equipment over the past twelve months have been more than offset by depreciation of $3.6 million over the same period, resulting in a decrease in bank premises and equipment (net) of $9,000 at June 30, 2009, compared to June 30, 2008.
EARNINGS SUMMARY
Net loss available to common shareholders for the second quarter of 2009 totaled $(63,937,000) or $(3.35) per average common diluted share, as a result of the write-off of $49.8 million of all the Company’s goodwill (see “Goodwill Impairment” under “Critical Accounting Estimates”) and continued increased credit costs. This compares to $(5,697,000) or $(0.30) per average common diluted share in the first quarter of 2009 and $(21,316,000) or ($1.12) per average common diluted share in the second quarter of 2008.
As forecasted at the end of 2008, the net interest margin continued to improve, increasing by 21 basis points during the second quarter of 2009 from the first quarter of 2009. Our net interest margin improved 12 basis points during the first quarter of 2009 from the fourth quarter of 2008. The Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates by 400 basis points since September 2007, and its continuance of historically low interest rates. The average cost of interest bearing liabilities was 40 basis points lower for the second quarter of 2009, compared to first quarter 2009, and was 46 basis points lower for the first quarter of 2009, compared to fourth quarter 2008, a total reduction of 86 basis points.
Our results also reflect the continued success of our retail deposit growth initiatives, signs of improved stability and greater transaction volumes in residential real estate in our markets during the first and second quarters of 2009.
Noninnterest expenses increased by $50.9 million versus the prior year second quarter as a result of our write-off of $49.8 million of goodwill (see “Goodwill Impairment” under “Critical Accounting Estimates”) and higher credit cost. We have reduced our overhead. Noninterest expenses excluding our write-off of goodwill increased by $1.1 million versus the prior year second quarter as a result of higher Federal Deposit Insurance Corporation (“FDIC”) insurance costs (up $1.6 million). Excluding FDIC assessments and our write-off of goodwill, noninterest expenses were $526,000 or 2.8 percent lower for the second quarter of 2009 year over year, and $919,000 or 2.5 percent lower for the six months ended June 30, 2009, compared to 2008. Most of the reduction in overhead occurred in salaries and wages, outsourced data processing costs, furniture and equipment expenses and marketing expenses, but these were partially offset by higher legal and professional fees and costs to manage foreclosed and repossessed property, reflecting economic conditions.
Our provision for loan losses was substantially higher than in the first quarter of 2009, with $26.2 million of provision for loan losses for the second quarter of 2009 compared to $11.6 million for the first quarter of 2009. Provisions for loans losses was lower year over year for the first six-months of 2009 as result of lower net charge-offs in 2009, and the Company has increased its allowance for loan losses to loans outstanding ratio to 2.75 percent, or 100 basis points since June 30, 2008.
CRITICAL ACCOUNTING ESTIMATES
Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that may affect the Company’s financial status and that involve the most difficult, subjective and complex assessments are:
•	the allowance and the provision for loan losses;

•	the fair value and other than temporary impairment of securities;

•	realization of deferred tax assets;

•	goodwill impairment; and

•	contingent liabilities.
The following is a brief discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to us that could have a material effect on our reported financial information.

Allowance and Provision for Loan Losses
The information contained on pages 26-29 and 36-43 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.
Fair Value and Other than Temporary Impairment of Securities Classified as Trading and Available for Sale
At June 30, 2009, available for sale securities totaled $337,746,000. The fair value of the available for sale portfolio at June 30, 2009 was more than historical amortized cost, producing net unrealized gains of $4,180,000 that have been included in other comprehensive income as a component of shareholders’ equity. The Company made no change to the valuation techniques used to determine the fair values of securities during the first or second quarters of 2009. The fair value of each security available for sale or trading was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.
The credit quality of the Company’s securities holdings is investment grade and higher. These securities, except for approximately $2.0 million of states and their political subdivision’s securities, as of June 30, 2008, generally are traded in highly liquid markets. Obligations of U.S. Treasury and U.S. Government agencies total $271 million, or 80.1 percent of the total portfolio. The remainder of the portfolio consists of super senior AAA private label securities secured by collateral originated prior to 2005, and obligations of state and political subdivisions. The collateral underlying these mortgage investments are 30- and 15-year fixed rate and 10/1 adjustable rate mortgage loans. Historically, these mortgage loans have had minimal foreclosures and losses.
These investments are reviewed quarterly for other than temporary impairment, or “OTTI”, by considering the following primary factors: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted; however, for two securities (both super-senior AAA private label securities) we noted that the pricing provided by the pricing services was not consistent with other observed prices in the market for similar securities. Using observable market inputs, which included interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, we validated the observed prices using a discounted cash flow model and used the observed prices for similar securities to determine the fair value of these two securities.
Changes in the fair values, as a result of deteriorating economic conditions and credit spread changes, should only be temporary. Further, management believes that the Company’s other sources of liquidity, as well as the cash flow from principal and interest payments from the securities portfolio, reduces the risk that losses would be realized as a result of a need to sell securities to obtain liquidity.

The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $7.1 million as of June 30, 2009, slightly less than at year-end 2008. The FHLB eliminated its dividend for the first quarter of 2009, and instituted quarterly rather than daily repurchases of FHLB activity-based stock in February 2009. The Company accounts for the stock based on the industry guidance in SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at June 30, 2009 totaling $7.1 million and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.
Realization of Deferred Tax Assets
Our wholly-owned subsidiary, Seacoast National, had a state deferred tax asset (“DTA”) of $5.5 million at December 31, 2008 reflecting the benefit of $101.3 million in net operating loss (“NOL”) carry-forwards, which will expire between 2027 and 2028. This deferred state tax asset resulted from a large provision for loan losses in 2008 related to Seacoast National’s residential construction and land development loan portfolio. Early recognition of and aggressive responses to unprecedented economic conditions have resulted in substantially higher loan loss provisions and losses for Seacoast National during 2008 and 2009. Our recognition of market conditions allowed for realignment of resources early in 2008 and significant reductions in residential construction and land development loan exposures which at June 30, 2009 continue to decline, totaling 6.1 percent of total loans compared to 7.8 percent at December 31, 2008 and 20.2 percent at their peak during 2007. Management believes that loan loss provisions will likely be much lower in the future over the 20-year carry-forward period for state NOLs. Seacoast National has been through other similar economic cycles in the past where provisioning for loan losses has been elevated followed by periods of lower risk and where little to no loan loss provisions were needed. It is management’s opinion that Seacoast National’s future taxable income will allow the recovery of the NOL, and the utilization of its deferred tax assets.
As a result of the losses incurred in 2008, the Company was in a three-year cumulative pretax loss position at December 31, 2008. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a DTA. The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time given the uncertain economic conditions. Therefore, a valuation allowance of $5.5 million was recorded related to the Company’s state deferred tax asset at December 31, 2008. There was no change to the valuation allowance recorded at June 30, 2009.
Goodwill Impairment
As disclosed in Note A to our audited consolidated financial statements, the Company is a single segment bank holding company with one operating subsidiary bank. With the assistance of an external valuation firm, our management reviews the results and assumptions utilized in the valuation firm’s analysis, including the use of discounted cash flows and change in control valuation methods. Determining the fair value using discounted cash flow analysis requires assumptions regarding our short- and long-term net cash flow growth rates, as well as discount rates. As part of the analysis, the external valuation firm considers the makeup of assets and liabilities (including both loan and deposit compositions), scarcity value, capital ratios, market share, credit quality (asset quality), control premiums, the type of financial institution, our overall size and the various markets we serve, as well as profitability ratios.
Growth Assumptions
Multi-year financial forecasts were developed considering key business drivers such as new business initiatives, market share, anticipated loan and deposit growth, interest rates, historical performance, and industry and economic trends, among other considerations.
Discount Rate Assumptions
Discount rates are estimated based on the capital asset pricing model, which considers the risk-free interest rate, market risk premium, and beta. For the June 30, 2009 goodwill impairment evaluation, the discount rate used to develop the estimated fair value was 17%.
Change in Control Assumptions
A total of 16 bank acquisition transactions since November 2005 were used. Comparable target financial performance measures were considered in selecting the deals to be examined. The transactions’ multiples were examined as announced and then adjusted using the price performance of the KBW Regional Banking Index (KRX) since announcement of the transaction.
Market Capitalization
The market capitalization is analyzed in relation to numerous market and historical factors, including current economic and market conditions, recent, historical, and implied stock price volatility, marketplace dynamics such as the level of short selling, company-specific growth opportunities, and an implied control premium. In the current unprecedented market environment, the size of the implied control premium can vary significantly based on the economic and market conditions which may cause increased volatility in a company’s stock price, resulting in a temporary decline in market capitalization; therefore, current market capitalization may not be an accurate indication of a market participant’s estimate of entity-specific value measured over a more reasonable period of time.

Fair Value Results (per share) June 30, 2009
Discounted Cash Flow:	$6.44
Comparable Transactions Analysis:	$7.00
Market Capitalization:	$2.43
We have determined that the carrying amount of the Company exceeds its fair value as of June 30, 2009; however, we were unable to complete a second step analysis to estimate the implied fair value of the Company’s goodwill. The results of a second step analysis is required to support the carrying amount of goodwill; therefore, we have preliminarily determined that the goodwill impairment loss is the full amount of goodwill — $49,813,000. This is an estimate and we will disclose in the third quarter any adjustments after completing the second step analysis. This requires the Company to allocate the estimated fair value of the Company to all of its assets and liabilities. The fair values of the assets and liabilities, primarily loans and deposits, are determined using current market interest rates, projections of future cash flows, and where available, quoted market prices of similar instruments. Any unallocated fair value represents the implied fair value of goodwill, which is then compared to its corresponding carrying value.
Contingent Liabilities
The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims.
During the first quarter of 2008, the Company reversed $130,000 of a $275,000 charge it had recorded as of year-end 2007 for its portion of Visa® credit card litigation and settlement costs. Visa’s initial public offering was successfully completed during the first quarter of 2008, eliminating the need for this accrual.
Management is not aware of any other probable losses.
RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the first quarter of 2009 totaled $18,987,000, increasing from 2009’s first quarter by $746,000 or 4.1 percent, but lower than second quarter 2008’s result by $1,247,000 or 6.2 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest Income	Net Interest Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Second quarter 2008	$20,234	3.69%
Third quarter 2008	19,186	3.57
Fourth quarter 2008	17,535	3.32
First quarter 2009	18,241	3.44
Second quarter 2009	18,987	3.65
Fully taxable equivalent net interest income is a common term and measure used in the banking industry but is not a term used under U.S. generally accepted accounting principles (“GAAP”). We believe that these presentations of tax-equivalent net interest income tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered an alternative to GAAP. The following information is provided to reconcile GAAP measures and tax equivalent net interest income and net interest margin on a tax equivalent basis.

	Second	First	Fourth	Third	Second
	Quarter 2009	Quarter 2009	Quarter 2008	Quarter 2008	Quarter 2008
		(Dollars in thousands)
Non-taxable interest income	$135	$139	$141	$145	$151
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$18,987	$18,241	$17,535	$19,186	$20,234
Total net interest income (not TE)	18,920	18,174	17,467	19,117	20,162
Net interest margin (TE)	3.65%	3.44%	3.32%	3.57%	3.69%
Net interest margin (not TE)	3.64	3.43	3.31	3.56	3.67
Net interest margin on a tax equivalent basis improved 21 basis points to 3.65 percent for the second quarter of 2009 compared to the first quarter of 2009, but was lower by 4 basis points year over year. Net interest income and net interest margin have improved quarter over quarter during 2009, despite the challenging lending environment and the reduction of interest due to nonaccrual loans. Nonaccrual loans have been the primary forces adversely affecting our net interest income and net interest margin when comparing these returns for 2009 to the same periods in 2008.
The earning asset mix changed year over year. For the second quarter of 2009, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 78.2 percent, compared to 84.0 percent a year ago. Average securities as a percent of average earning assets increased from 13.1 percent a year ago to 17.4 percent during second quarter 2009 and federal funds sold and other investments increased to 4.4 percent from 2.9 percent over the same period in 2008. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with commercial and commercial real estate volumes representing 57.3 percent of total loans at June 30, 2009 (compared to 61.0 percent a year ago at June 30, 2008). This reflects our reduced exposure to commercial construction and land development loans on residential properties, which declined by $149.4 million from June 30, 2008 to June 30, 2009. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 38.3 percent of total loans at June 30, 2009 (versus 34.8 percent a year ago) (see “Loan Portfolio”).
The yield on earning assets for the second quarter 2009 was 5.03 percent, 86 basis points lower than for second quarter 2008, a reflection of the lower interest rate environment, as well as higher nonperforming loans. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2009	2009	2008	2008	2008

Yield	5.03%	5.16%	5.45%	5.78%	5.89%
The yield on loans declined 79 basis points to 5.33 percent over the last twelve months. Nonaccrual loans totaling $126.8 million or 8.0 percent of total loans at June 30, 2009, versus $76.2 million or 4.2 percent of total loans a year ago, reduced our yield on our loan portfolio. The yield on investment securities was lower as well, decreasing 22 basis points year over year to 4.86 percent, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. The decline in yield on investment securities was less severe than the decline of 64 basis points reported year over year for first quarter 2009, reflecting recent securities purchases at higher yields that improved the overall yield for the second quarter by 35 basis points from first quarter 2009. Federal funds sold and other investments yielded 0.47 percent for the second quarter 2009, lower when compared to 2.83 percent a year ago for the same period. The dramatic reduction in interest rates during 2008, with the Federal Reserve lowering the target federal funds rate to 0 to 25 basis points and the Treasury yield curve shifting lower, is expected to continue to limit opportunities to invest at higher interest rates prospectively.
Average earning assets for the second quarter of 2009 decreased $63.4 million or 2.9 percent compared to the first quarter of 2009. While average loan balances decreased $38.6 million or 2.3 percent to $1,631.7 million and average federal funds sold and other investments decreased $29.5 million or 24.2 percent to $92.2 million, average investment securities were $4.7 million or 1.3 percent higher, totaling $363.6 million. These declines are consistent with reduced funding as a result of seasonal declines and the planned runoff of $36 million of brokered deposits we sold in July and August, 2008 as a test of this source of liquidity.
Commercial and commercial real estate loan production for the first six months of 2009 totaled $9 million. In comparison, commercial and commercial real estate loan production for 2008 totaled $117 million, with $8 million in the fourth quarter, $33 million in the third quarter, $19 million in the second quarter and $57 million for the first quarter a year ago. Although we continue to make loans generally, economic conditions in the markets the Company serves are expected to result in negative loan growth in 2009. At June 30, 2009 the Company’s total commercial and commercial real estate loan pipeline was $72 million, versus $290 million at June 30, 2008.
Closed residential mortgage loan production for the second quarter of 2009 totaled $43 million, of which $24 million was sold servicing-released. In comparison, $38 million in residential loans were produced in the first quarter of 2009, with $20 million sold servicing-released, and $30 million was produced in the second quarter of 2008, with $18 million sold servicing released. Applications for residential mortgages totaled $71 million during the second quarter of 2009 compared to $92 million for the first quarter of 2009. Fourth quarter 2008’s residential mortgage loan applications totaled $38 million. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased in 2009. Demand for new home construction is expected to remain soft in 2009.
During the second quarter of 2009, the sale of two mortgage backed securities totaling $29.5 million resulted in securities gains of $1,786,000. Management believed these securities had minimal opportunity to further increase in value. During the second quarter of 2009 maturities (principally pay-downs and one large maturity of $20 million) totaled $47.4 million and securities portfolio purchases totaled $64.2 million. In comparison, during the first quarter of 2009, maturities (principally pay-downs) of securities totaled $10.5 million and securities portfolio purchases totaled $36.0 million. Purchases were conducted principally to reinvest funds from loan principal repaid, for pledging requirements, and to reinvest proceeds from the sales of the mortgage backed securities. For 2008, a single security sale transacted during the second quarter provided a $355,000 gain. No losses on securities sales were incurred in the first six months of 2009 or 2008.
The cost of average interest-bearing liabilities in the second quarter of 2009 decreased 40 basis points to 1.65 percent from first quarter 2009 and was 103 basis points lower than for the second quarter of 2008, reflecting the lower interest rate environment. The following table details the cost of average interest bearing liabilities for the past five quarters:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2009	2009	2008	2008	2008

Rate	1.65%	2.05%	2.52%	2.64%	2.68%
The Company’s retail core deposit focus has produced strong growth in core deposit customer relationships when compared to the prior year’s results, and resulted in increased balances which offset planned certificate of deposit runoff during the first and second quarter of 2009. We have gained customers. A total of 7,072 new households have added 8,928 new checking accounts over the past twelve months. The improved deposit mix and lower rates paid on interest bearing deposits during the second quarter of 2009 reduced the overall cost of interest bearing deposits to 1.67 percent, 44 basis points lower than in the first quarter of 2009 and 99 basis points lower than in the second quarter a year ago. Still a significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) increased from 53.3 percent in the first quarter of 2009 to 54.2 percent of average total interest bearing deposits during the second quarter of 2009, although this was lower than the average of 60.1 percent a year ago. The average rate for lower cost interest bearing deposits for the second quarter of 2009 was 0.71 percent, down by 39 basis points from the first quarter of 2009 and down 107 basis points from the second quarter of 2008. Certificate of deposit (“CD”) rates paid were also lower compared to the first quarter of 2009 and second quarter of 2008, lower by 45 basis points and 119 basis points, respectively, and averaged 2.80 percent for the second quarter of 2009. Average CDs (the highest cost component of interest bearing deposits) decreased to 45.8 percent of interest bearing deposits from 46.7 percent for first quarter 2009, but remained a higher percentage than a year ago.
Average deposits totaled $1,773.1 million during the second quarter of 2009, and were $37.3 million lower compared to first quarter 2009, due primarily to lower average customer balances as a the result of normal seasonal declines and a planned reduction of brokered deposits of $36 million. Total average sweep repurchase agreements for the second quarter were $17.4 million lower as a result of normal seasonal funding trends for public fund customers. Total average deposits plus sweep repurchase agreements totaled $1,909.9 million during the second quarter of 2009, down $54.6 million or 2.8 percent from first quarter 2009. Average total deposits declined $149.4 million or 7.8 percent compared to the same period in 2008, principally as a result of deposit declines in the Company’s central Florida region (resulting from slower economic growth affecting the second half of 2008. The average aggregate amounts of NOW, savings and money market balances decreased $156.4 million or 16.2 percent to $808.4 million for second quarter 2009 compared to second quarter 2008, noninterest bearing deposits decreased $34.9 million or 11.0 percent to $281.7 million, and average CDs increased by $41.9 million or 6.5 percent to $683.0 million. As a result of the low interest rate environment, customers have deposited more funds into CDs, while maintaining lower average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. In addition, Seacoast National joined the Certificate of Deposit Registry program (“CDARs”) on July 1, 2008, which permits our customers to have CDs safely insured beyond the FDIC deposit insurance limits. This benefited our deposit retention efforts during the recent financial market disruption and provided a new product offering to homeowners’ associations concerned with FDIC insurance coverage.
FDIC deposit insurance has been temporarily increased from $100,000 to $250,000 per depositor from October 14, 2008 through December 31, 2013. Under the FDIC’s Temporary Liquidity Guarantee, or “TLG”, program, the entire amount in any eligible noninterest bearing transaction deposit account is guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. Seacoast National is participating in the TLG program to offer the best possible FDIC coverage to its customers. The TLG noninterest bearing transaction account guarantee is backed by the full faith and credit of the United States, and unless extended, will expire December 31, 2009. The FDIC has proposed extending the TLG for qualifying noninterest bearing transaction accounts to June 30, 2010, subject to banks that elect to participate in this extended TLG paying a higher fee for the FDIC guarantee.
Average federal funds purchased have been nominal with none outstanding during 2009, compared to an average of $4.0 million for all of 2008. Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of the Company’s bank subsidiary, which decreased $17.4 million or 11.3 percent from the first quarter of 2009 but increased $46.7 million or 51.8 percent from the second quarter of 2008. Most of the increase in average sweep repurchase agreement balances was due to efforts to reduce FDIC insurance costs by migrating public fund deposits beginning late in the fourth quarter of 2008. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $65.2 million that have not changed since year-end 2007.
Company management believes its market expansion, branding efforts and retail deposit growth strategies have produced new relationships and core deposits. Reductions in nonperforming assets also are expected to favorably affect future net interest margin.
PROVISION FOR LOAN LOSSES
Management determines the provision for loan losses charged to operations by continually analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company’s policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management, factors beyond the control of the Company, such as general economic conditions, both locally and nationally, make management’s judgment as to the adequacy of the provision and allowance for loan losses necessarily approximate and imprecise (see “Nonperforming Assets” and “Allowance for Loan Losses”).
The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and SFAS No. 118 Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under SFAS No. 5, Accounting for Contingencies. For the second quarter ended June 30, 2009, the provision for loan losses was $26.2 million, lower than 2008’s second quarter provision for loan losses of $42.2 million but higher than the $11.7 million provision for first quarter of 2009.
The provision for loan losses was $11.1 million more than net charge-offs of $15.1 million or 3.71 percent of average total loans in the second quarter of 2009. In the first quarter of 2009, provisions for loan losses were $3.1 million more than net charge-offs of $8.5 million, or 2.07 percent of average total loans. In comparison, net charge-offs for 2008 were $4.4 million and $33.5 million in the first and second quarters of 2008, respectively, and $81.1 million for the entire year. Net charge-offs during 2008 and 2009 were primarily due to higher net charge-offs of commercial construction and land development loans financing residential development, which reflected housing market declines. A downturn in residential real estate prices and sales has negatively affected the entire industry since mid-2006 and the Company began a comprehensive effort to reduce its exposure in early 2007. With timely and more aggressive collection efforts, loan sales, and charge-offs, residential construction and land development loans declined $149 million from June 30, 2008 and now represent 6.1 percent of total loans at June 30, 2009. The performing loans in this portfolio total approximately $33 million and are represented by 41 customer relationships and an average loan size of approximately $0.8 million. We continue to monitor and update regularly our credit evaluations of these borrowers, and the collateral values as sales volumes and prices change in our markets. The reduction in the Company’s exposure should reduce earnings volatility from this portfolio in the future.
The following table details the Company’s exposure to large residential construction and land development loans over the past six quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining by almost 68 percent from $136.7 million, or 66 percent of risk-based capital at June 30, 2008, to $44.0 million, or approximately 20 percent of risk-based capital, at June 30, 2009. Of the remaining $44.0 million in loans greater than $4 million, $37.5 million or 85.2 percent are classified as nonperforming, and of the $52.7 million in loans less than $4 million, $26.1 million or 49.5 percent are nonperforming:

QUARTERLY TRENDS — LOANS AT END OF PERIOD
(Dollars in Millions)

								2009
		2008				2009		Nonperforming
		1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	2nd Qtr	No.
Residential Construction and Land Development

Condominiums	>$4 mil	$30.6	$26.3	$19.6	$8.6	$8.4	$7.9	$7.9	1
	<$4 mil	26.6	21.1	13.0	8.8	7.9	8.8	5.2	3

Town homes	>$4 mil	19.4	17.1	17.1	—	—	—	—	—
	<$4 mil	4.4	2.9	4.6	6.1	4.2	2.3	2.3	1

Single Family Residences	>$4 mil	20.8	21.2	13.5	11.9	6.6	6.5	—	—
	<$4 mil	35.9	28.3	23.7	14.9	13.9	10.3	5.0	10

Single Family Land & Lots	>$4 mil	85.1	64.3	40.3	22.1	21.8	21.8	21.8	3
	<$4 mil	27.0	30.8	29.9	30.7	29.6	21.5	9.2	19

Multifamily	>$4 mil	7.8	7.8	7.8	7.8	7.8	7.8	7.8	1
	<$4 mil	24.8	26.2	22.9	19.0	17.0	9.8	4.4	5

TOTAL	>$4 mil	163.7	136.7	98.3	50.4	44.6	44.0	37.5	5
TOTAL	<$4 mil	118.7	109.3	94.1	79.5	72.6	52.7	26.1	38

GRAND TOTAL		$282.4	$246.0	$192.4	$129.9	$117.2	$96.7	$63.6	43

The Company’s other loan portfolios related to residential real estate are amortizing loans. The Company has never offered sub-prime, Alt A, Option ARM or any negative amortizing residential loans, programs or products, although we have originated and hold residential mortgage loans from borrowers with original or current FICO credit scores that are less than “prime” FICO credit scores. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates.
Past due residential loans totaled 5.86 percent at June 30, 2009 compared to 15.50% for Florida as of March 31, 2009, the latest available figure. In addition, the commercial real estate mortgage portfolio not related to residential construction and development has not had significant credit quality deterioration.

Since year-end 2008, nonaccrual loans increased by $39.8 million to $126.8 million at June 30, 2009, and were $50.5 million higher than at June 30, 2008. See “Nonperforming Assets”. Loans declined $221.7 million or 11.7 percent during 2008 and have declined an additional $92.4 million or 5.5 percent since year-end 2008. See “Loan Portfolio”. For 2009, the Company’s loan portfolio is expected to experience further declines, however the Company’s loan loss provisions should be less volatile as problem loans related to the residential real estate market and valuations are expected to be more limited than realized during 2008.
The Congress and bank regulators are encouraging recipients of TARP capital to use such capital to make loans and the Company has successfully increased its residential mortgage production. Congressional demands for additional lending by TARP capital recipients and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” A total of 320 applications were accepted in the second quarter of 2009 for total residential mortgage loans of $71 million, and 721 applications were taken in the first six months for $165 million. Closed residential mortgage loans totaled $43 million for the quarter, up $5 million from the first quarter of 2009. In addition, a total of 102 applications were received seeking restructured mortgages, compared to 93 in the first quarter of 2009. The Company continues to lend, and we have expanded our mortgage loan originations. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to be limited.
NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $3,928,000 for the second quarter of 2009, $828,000 or 17.4 percent lower than the first quarter of 2009 and $1,914,000 or 32.8 percent lower than the second quarter of 2008. Noninterest income accounted for 17.2 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the second quarter of 2009 compared to 22.5 percent a year ago. Noninterest income for the second quarter of 2009, the first quarter of 2009, and second quarter of 2008 is detailed as follows:

	2nd Qtr	1st Qtr	2nd Qtr
	2009	2009	2008
Service charges on deposits	$1,562	$1,585	$1,812
Trust income	480	558	591
Mortgage banking fees	488	499	350
Brokerage commissions and fees	388	381	515
Marine finance fees	331	345	930
Debit card income	673	608	648
Other deposit-based EFT fees	85	94	86
Merchant income	448	536	667
Other income (expense)	(527)	150	243

Total	$3,928	$4,756	$5,842

For 2009, second quarter revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year, by $238,000 or 21.5 percent, and were $71,000 or 7.6 percent below first quarter 2009’s result. Of the $238,000 decrease, trust revenue was lower by $111,000 or 18.8 percent and brokerage commissions and fees were lower by $127,000 or 24.7 percent. Included in the $127,000 decline in brokerage commissions and fees was a decline of $39,000 in revenue from insurance annuity sales year over year reflecting the lower interest rate environment, and a $90,000 reduction in mutual fund commissions. Lower inter vivos trust and agency fees were the primary cause for the decline in trust income, as these decreased $22,000 and $82,000, respectively, from 2008, as well as lower testamentary fee income, which decreased $8,000. Economic uncertainty and declines in asset values were the primary issue affecting clients of the Company’s wealth management services during 2008 and has continued to affect these services in 2009. For the six months ended June 30, 2009, income from the Company’s wealth management services was $564,000 or 23.8 percent lower compared to 2008.
Service charges on deposits for second quarter 2009 are $250,000 or 13.8 percent lower year over year versus second quarter 2008, and $23,000 or 1.5 percent below first quarter 2009’s service charges. Decreased overdraft income was the primary cause, as this declined $222,000 compared to the second quarter of 2008. Overdraft fees represented approximately 75 percent of total service charges on deposits for the second quarter and year-to-date 2009, compared to 78 percent for all of 2008. Growth rates for remaining service charge fees on deposits have been nominal or declining, as the trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining higher deposit balances. Year-to-date service charges on deposits for 2009 decreased $515,000 year over year to $3,147,000.
For the second quarter of 2009, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National decreased $599,000, or 64.4 percent, compared to the second quarter of 2008, but were slightly lower (by $14,000) compared to first quarter 2009. Year to date marine finance fees are $939,000 or 58.1 percent lower when compared to results for the first six months of 2008. The Seacoast Marine Division originated $20 million in loans during the first and second quarters of 2009 (a total of $40 million year-to-date), compared to $44 million and $55 million in each of the first and second quarters of 2008, respectively, and $99 million for the first six months of 2009. As economic conditions deteriorated significantly during 2008, attendance at boat shows by consumers, manufacturers, and marine retailers was lower than in prior years, and as a result marine sales and loan volumes were lower and are predicted to continue to be lower in 2009. The boating industry is contracting, with a number of manufacturers consolidating or predicted to consolidate. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California. The California office serves California, Washington and Oregon.
Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For second quarter 2009, debit card income increased $25,000 or 3.9 percent from second quarter a year ago, and was $65,000 or 10.7 percent higher than first quarter 2009’s income. Other deposit-based electronic funds transfer (“EFT”) income decreased $1,000 or 1.2 percent in 2009, compared to second quarter 2008, and decreased $9,000 or 9.6 percent from first quarter 2009’s revenue. Debit card and other deposit-based EFT revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. During 2009, our other deposit-based EFT income was adversely affected by lower fees from non-customers utilizing Seacoast National’s automatic teller machines (“ATMs”) which likely reflected the economic recession and tourist and vacation activity.
Merchant income was $219,000 or 32.8 percent lower for the second quarter of 2009, compared to one year earlier, and $88,000 or 16.4 percent lower than for the first quarter of 2009. Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with Seacoast National. Over the past few years, expansion into new markets favorably impacted our merchant income, but continued economic weakness and related effects on consumer spending have more than offset our geographic expansion. Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity. For the first six months of 2009, merchant income was $418,000 or 29.8 percent lower than a year ago.
The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the second quarter of 2009 increased $138,000 or 39.4 percent from the second quarter of 2008, and were $11,000 less than in the first quarter of 2009. Mortgage banking fees year-to-date were $269,000 or 37.5 percent higher than for the first six months of 2008. Mortgage banking revenue as a component of overall noninterest income was diminished during 2008. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company may have opportunities in markets it serves in 2009 as tighter credit and reduced capital have limited the ability of some of our competitors. The Company also recently began offering FHA loans, a product previously not offered.
Other income for the second quarter of 2009 included losses of $946,000 on the sale of OREO, compared to $98,000 of these losses a year ago for the second quarter and $183,000 in losses for the first quarter of 2009. Losses on OREO for the first quarter of 2008 totaled $134,000. Partially offsetting these losses, rental income of $80,000 was recognized on OREO for the first time during the second quarter of 2009. For the first six months of 2009, other income declined $1,160,000 from 2008, including the second quarter’s losses of $946,000 on OREO. The comparison of other income between the first six months of 2009 and the same period of 2008, was also affected by the $305,000 of additional income we realized upon the redemption of Visa®, Inc. shares, in the first quarter of 2008 as part of Visa’s initial public offering.
NONINTEREST EXPENSES
When compared to the second quarter of 2008 excluding the impairment write-down of goodwill of $49,813,000, total noninterest expenses increased by $1,108,000 or 5.8 percent to $20,348,000, and were $1,239,000 or 6.5 percent higher than first quarter 2009’s expenses. For the six months ended June 30, 2009 excluding the impairment write-down of goodwill of $49,813,000, noninterest expenses were $1,533,000 or 4.0 percent higher versus a year ago, totaling $39,457,000. Noninterest expenses during the second quarter of 2009 included a special assessment imposed by the Federal Deposit Insurance Corporation (“FDIC”) totaling $996,000, and deposit insurance premiums that were $673,000 higher due to the FDIC’s deposit insurance premium rates more than doubling. Noninterest expenses in 2009 have been in line with our expectations and have included $5.0 million of annual expenses reductions implemented and effective as of January 1, 2009. Salaries, wages and benefits (excluding one-time severance payments) declined $765,000 or 8.4 percent from a year ago for the second quarter, and were $2.3 million lower for the first six months compared to the same period in 2008, a result of consolidating branches and centralization of management by combining markets. Cost reductions were also achieved in data processing, communications, occupancy, and furniture and equipment expenses, all of which declined compared to the prior year.
Salaries and wages for the second quarter of 2009 decreased by $667,000 or 9.0 percent to $6,761,000 compared to the prior year same period, and for the six month period ended June 30, 2009, were $1,714,000 or 11.2 percent lower. Reduced headcount (including the branch consolidations in 2008), and limited accruals for incentive payments due to lower revenues generated from wealth management and weak lending production were the primary causes of these decreases in 2009 compared to 2008. As noted in prior management discussions, the Company has eliminated incentive payouts for senior officers and limited 401K contributions by the Company, cost savings that will remain in effect until the Company produces meaningful earnings improvements. Severance payments during the second quarter of 2009 totaled $152,000, which were $121,000 more than the same period of 2008. Base salaries were $666,000 lower year over year, and 9.7 percent lower than in the second quarter of 2008. Full-time equivalent employees (“FTEs”) totaled 420 at June 30, 2009, 12.7 percent less than the 481 FTEs at June 30, 2008.
Employee benefit costs increased $23,000 or 1.3 percent to $1,737,000 from the second quarter of 2008, but were $220,000 or 5.9 percent lower for the six months ended June 30, 2009. The Company recognized higher claims experience in the second quarter 2009 for its self-funded health care plan compared to the second quarter of 2008; however, the Company expects employee benefit costs to be lower in future periods due to lower FTE’s resulting in fewer participants in the plan for 2009 and larger discounts on services under a more comprehensive network of doctors, hospitals, etc. Higher claims experience resulted in an increase of $285,000 year over year for the second quarter in group health insurance. Partially offsetting these benefit cost increases, we achieved a $30,000 reduction in payroll taxes year over year and profit sharing accruals for the Company’s 401K plan were reduced by $232,000.
Outsourced data processing costs totaled $1,806,000 for the second quarter of 2009, a decrease of $177,000 or 8.9 percent from a year ago. For the latest six months, outsourced data processing costs were 7.5 percent lower year over year. Seacoast National utilizes third parties for its core data processing systems and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed. Merchant income and merchant services processing costs were lower year over year, with fewer transactions occurring at local businesses reflecting the poorer economy. See “Noninterest Income”. Merchant services processing expenses were $171,000 lower than a year ago for the first quarter and second quarters of 2009, an aggregate decline of $342,000. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.
Total occupancy, furniture and equipment expenses decreased $93,000 or 3.3 percent to $2,735,000 versus second quarter results last year, and were $181,000 or 3.4 percent lower for the six months ended June 30, 2009 than in the same period of 2008. This comparison is affected by the sale of certain assets (including leasehold improvements) at closed WalMart locations, which netted the Company approximately $90,000 more than the carrying value of the assets sold in 2008. For the second quarter of 2009, lease payments for bank premises decreased $111,000 year over year and repair and maintenance costs declined $38,000, but utility costs were $24,000 higher. Also increasing for the second quarter year over year was depreciation, which increased by $34,000 reflecting the addition of newer offices, as well as furniture and equipment acquired over the past 12 months.
Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $450,000 or 51.7 percent to $421,000 when compared to a year ago for the second quarter. Agency production and media costs (including newspaper, radio and television) costs were $263,000 lower. In addition, public relations, business meals, and donations, were $137,000, $36,000 and $29,000, respectively, less than the second quarter of 2008. Partially offsetting these were direct mail advertising, which was $26,000 higher than a year ago. For the six months ended June 30, 2008, marketing costs were $560,000 or 38.1 percent lower. Included in the six months was an additional $138,000 decline in agency production costs that occurred year over year for the first quarter of 2009.
Legal and professional fees totaled $1,603,000 for the second quarter of 2009, an increase of $671,000 or 72.0 percent from the second quarter of 2008. Legal fees were $635,000 higher year over year and other professional fees were $51,000 higher, primarily due to problem asset resolution. Regulatory examination fees and CPA fees on an aggregate basis were $15,000 lower for 2009, compared to the second quarter of 2008. Similar to the quarterly comparison, legal and professional fees were $1,137,000 or 61.2 percent higher in the first six months of 2009 compared to the same period last year, primarily because of an increase in legal fees of $1,025,000 due to problem asset resolution.
The FDIC one-time credit for insurance premiums issued in 2007 was applied to reduce insurance assessments during the first quarter of 2008. As a result, FDIC assessments for the first quarter of 2008 totaled only $59,000 and for the second of 2008 totaled $392,000, whereas FDIC assessments for the first quarter and second quarter of 2009 totaled $877,000 and $2,026,000, respectively. The second quarter 2009 assessment includes a special assessment of $996,000, based upon 5 basis points of total assets less Tier 1 risk-based capital. In addition, on April 1, 2009 a higher base assessment went into effect (increasing from 17 basis points to 20 basis points) as well as the FDIC’s implementation of a more complex risk-based formula to calculate assessments. FDIC assessments were mitigated to some degree by Seacoast National working with public fund depositors to move deposits into sweep repurchase agreements, lessening the amount of deposits subject to the higher FDIC assessment rates recently approved for 2009. The Company anticipates that FDIC insurance costs are likely to rise, with more special assessments due to the decline in the FDIC’s Deposit Insurance Fund.
Remaining noninterest expenses increased $167,000 or 5.4 percent to $3,259,000 when comparing the second quarter of 2009 to the same quarter a year ago, and increased $557,000 or 9.8 percent to $6,245,000 when comparing the first six months of 2009 to the same period in 2008. Benefiting 2008’s first quarter was a $130,000 reversal of an accrual for the Company’s portion of Visa® litigation and settlement costs, as a result of Visa’s successful IPO. Increasing year over year for the first six months of 2009 were costs associated with managing OREO (up $499,000, principally related to real estate taxes on OREO), telephone and data lines (up $16,000), correspondent bank clearing charges (up $93,000, because lower analysis credits provided for compensating balances in the current lower interest rate environment make the payment of charges more sensible), directors’ fees (up $72,000, reflecting more frequent meetings than a year ago), employee placement fees (up $29,000, principally headhunter fees), and higher losses associated with robbery and customer fraud (up $295,000). Partially offsetting these were decreases in expenditures for stationery, printing and supplies (down $58,000), postage and courier costs (down $15,000, primarily overnight services), insurance costs (down $63,000, including property and casualty as well as other liability coverage), education (down $60,000, with fewer education programs offered internally), travel related costs (down $86,000, including mileage reimbursement, airline and hotel costs), bank paid closing costs (down $62,000, as home equity line costs paid by Seacoast National have been limited), and origination fees for marine loan production (down $129,000).
INCOME TAXES
Income tax benefits for 2009 were 14.9 percent of loss before taxes, compared to 32.6 percent for all of 2008. The lower benefit for 2009 results from the no tax benefit attributable to the goodwill impairment of $49.8 million.

At the beginning of June 2009, Seacoast National dissolved its subsidiaries, FNB RE Services, Inc., which had elected to be taxed as a real estate investment trust, or “REIT”, and its immediate parent, FNB Property Holdings, Inc.
FINANCIAL CONDITION
CAPITAL RESOURCES
The Company’s ratio of shareholders’ equity to period end total assets was 6.95 percent at June 30, 2009, compared with 9.33 percent at December 31, 2008, and 8.28 percent one year earlier at June 30, 2008; and its tangible common equity ratio was 4.66 percent at June 30, 2009. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Corporation’s performance. These non-GAAP financial measures include the tangible common equity ratio. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Corporation. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.
The Company and its banking subsidiary, Seacoast National, are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Seacoast National has not paid a dividend to the Company since June 30, 2008. Prior OCC approval presently is required for any payments of dividends from Seacoast National to the Company.
The Company reduced its dividend payment to shareholders to $0.01 per share beginning in the third quarter of 2008 through the first quarter of 2009.
Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast National also limits dividends that may be paid to us. Beginning in the third quarter of 2008, we reduced our dividend per share of our common stock to $0.01 and, as of May 19, 2009, we have suspended the payment of dividends, as described below. As of December 31, 2008, Seacoast National cannot pay us any dividends without prior OCC approval, and in all events must maintain appropriate capital that meets regulatory requirements applicable to us.
The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determine that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast National or us, respectively. Under a recently adopted Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company, such as Seacoast, should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with the its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
As a result of our participation in the TARP CPP program, additional restrictions have been imposed on our ability to declare or increase dividends on shares of our common stock, including a restriction on paying quarterly dividends above $0.01 per share. Specifically, we are unable to declare dividend payments on our common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. Further, without the Treasury’s approval, we are not permitted to increase dividends on our common stock above $0.01 per share until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury. In addition, we cannot repurchase shares of common stock or use proceeds from the Series A Preferred Stock to repurchase trust preferred securities. The consent of the Treasury generally is required for us to make any stock repurchase until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury to a third party. Further, our common, junior preferred or pari passu preferred shares may not be repurchased if we have not declared and paid all Series A Preferred Stock dividends.
On May 19, 2009, our board of directors decided to suspend regular quarterly cash dividends on our outstanding common stock and Series A Preferred Stock pursuant to a request from the Federal Reserve as a result of recently adopted Federal Reserve policies related to dividends and other distributions. Dividends will be suspended until such time as dividends are allowed by the Federal Reserve. The Federal Reserve has a policy that it does not want bank holding companies that have TARP CPP capital to use TARP funds to pay dividends on common or preferred stock or to make distributions on outstanding trust preferred securities.
In December 2008, the Company sold $50.0 million in Series A Perpetual Preferred Stock and warrants to purchase Company common stock to the Treasury under the TARP Capital Purchase Program, which further strengthened the Company’s already “well-capitalized” status. As a result, the Company’s capital position remains strong with a total risk-based capital ratio of 13.41 percent at June 30, 2009, lower than December 31, 2008’s ratio of 14.00 percent but higher than 11.42 percent at June 30, 2008.

At June 30, 2009, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized *
June 30, 2009:
Tier 1 capital ratio	11.83%	11.63%	6%
Total risk-based capital ratio	13.41%	12.90%	10%
Tier 1 leverage ratio	8.29%	8.16%	5%

*	For subsidiary bank only
The Bank has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 7.50% and a total risk-based capital ratio of at least 12.00% as of March 31, 2009 with its primary regulator the Office of the Comptroller of the Current (the “OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.
The Company’s and Seacoast National’s risk based capital and required capital may improve in the future as risk-weighted assets, including problem assets, are reduced. We anticipate further improvements in our capital ratios through reductions in our risk-based asset levels, and are seeking more capital through sales of Company common stock and other securities.
We have a shelf registration statement on file with the Securities and Exchange Commission, or “SEC”, covering a wide variety of securities. As a result of the suspension of dividends on our outstanding Series A preferred stock we cannot utilize that shelf registration statement. On June 22, 2009, we filed a registration statement on SEC Form S-1 for an indeterminate amount of common stock. We are pursuing this offering of our common stock to enhance the amount and quality of our capital.
LOAN PORTFOLIO
Total loans (net of unearned income) were $1,584,340,000 at June 30, 2009, $224,447,000 or 12.4 percent less than at June 30, 2008, and $92,388,000 or 5.5 percent less than at December 31, 2008. The following table details loan portfolio composition at June 30, 2009, December 31, 2008 and June 30, 2008:

	June 30,	Dec. 31,	June 30,
(In thousands)	2009	2008	2008

Construction and land development
Residential	$96,675	$129,899	$246,039
Commercial	166,818	209,297	227,165

	263,493	339,196	473,204
Individuals	44,215	56,047	67,079

	307,708	395,243	540,283

Real estate mortgage
Residential real estate
Adjustable	328,024	328,992	318,820
Fixed rate	90,579	95,456	90,189
Home equity mortgages	83,788	84,810	93,110

	June 30,	Dec. 31,	June 30,
(In thousands)	2009	2008	2008

Home equity lines	60,148	58,502	59,430

	562,539	567,760	561,549
Commercial real estate	572,772	557,705	535,683

	1,135,311	1,125,465	1,097,232

Commercial and financial	71,836	82,765	94,812

Installment loans to individuals	69,165	72,908	76,098

Other loans	320	347	362

Total	$1,584,340	$1,676,728	$1,808,787

Overall loan growth was negative when comparing outstanding balances at June 30, 2009 to June 30, 2008, as a result of the economic recession, including lower demand for commercial loans, and the Company’s successful divestiture of residential construction and land development loans (including $38 million and $29 million that were sold during the third and fourth quarters of 2008, respectively). By reducing the Company’s exposure to residential construction and development loans, the overall risk profile has been improved, we seek better earnings performance and reduced risk in future quarters.
As shown in the table above, commercial real estate mortgage loans increased $37,089,000 or 6.9 percent from June 30, 2008 to $572,772,000 at June 30, 2009 while residential mortgage loans combined increased $990,000 to $562,539,000. More than offsetting the net increase in real estate mortgages were declines from June 30, 2008 in residential construction and land development loans of $149,364,000 or 60.7 percent to $96,675,247 at June 30, 2009, commercial construction and land development loans of $60,347,000 or 26.6 percent to $166,818,000, residential construction and lot loans to individuals of $22,864,000 or 34.1 percent to $44,215,000, commercial and financial loans of $22,976,000 or 24.2 percent to $71,836,000, and installment loans to individuals of $6,933,000 or 9.1 percent to $69,165,000 at June 30, 2009.
Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at June 30, 2009 and June 30, 2008:

June 30	2009			2008
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$16.8	$0.3	$17.1	$47.4	$4.7	$52.1
Town homes	2.3	—	2.3	20.0	1.8	21.8
Single family residences	16.7	1.7	18.4	49.5	7.4	56.9
Single family land & lots	43.3	0.1	43.4	95.1	12.1	107.2
Multifamily	17.6	—	17.6	34.0	13.0	47.0

	96.7	2.1	98.8	246.0	39.0	285.0
Commercial:
Office buildings	13.8	0.6	14.4	31.1	3.2	34.3
Retail trade	55.9	2.0	57.9	63.6	10.1	73.7
Land	51.2	0.2	51.4	75.4	14.2	89.6
Industrial	8.5	0.3	8.8	20.8	1.8	22.6
Healthcare	6.0	3.0	9.0	1.0	—	1.0

June 30	2009			2008
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Churches & educational facilities	—	—	—	0.1	0.4	0.5
Lodging	—	—	—	—	—	—
Convenience stores	—	—	—	—	—	—
Marina	30.0	2.2	32.2	28.9	5.5	34.4
Other	1.4	—	1.4	6.3	2.0	8.3

	166.8	8.3	175.1	227.2	37.2	264.4

	263.5	10.4	273.9	473.2	76.2	549.4
Individuals:
Lot loans	32.4	—	32.4	40.0	—	40.0
Construction	11.8	6.1	17.9	27.1	12.2	39.3

	44.2	6.1	50.3	67.1	12.2	79.3

Total	$307.7	$16.5	$324.2	$540.3	$88.4	$628.7

*	Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.
The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $263,493,000 at June 30, 2009 and $473,204,000 at June 30, 2008:

	% of Total Construction
	and Land Development
Florida County	Loans
	2009	2008
St. Lucie	21.9	15.1
Palm Beach	20.7	16.5
Indian River	10.7	15.5
Brevard	8.4	7.9
Orange	7.3	6.9
Miami-Dade	6.5	2.0
Highlands	5.9	3.3
Martin	5.6	12.3
Volusia	5.3	4.3
Broward	2.3	1.1
Okeechobee	1.5	1.6
Collier	1.1	0.5
Charlotte	0.9	0.6
Marion	0.8	0.4
Hendry	0.6	0.3
Lake	0.2	0.6
Bradford	0.0	0.6
Dade	0.0	3.2
Osceola	0.0	3.4
Lee	0.0	3.2
Other	0.3	0.7

Total	100.0	100.0

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2009 aggregated to $199.3 million (versus $237.1 million a year ago) and for the top 44 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $471.7 million (compared to 62 relationships aggregating to $688.0 million a year ago).
Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at June 30, 2009 and 2008:

June 30		2009			2008

(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Office buildings	$141.6	$2.2	$143.8	$142.3	$2.4	$144.7
Retail trade	120.0	0.8	120.8	93.5	1.1	94.6
Industrial	93.0	2.0	95.0	93.3	1.4	94.7
Healthcare	30.9	0.6	31.5	33.6	0.8	34.4
Churches and educational facilities	34.6	0.1	34.7	36.5	0.1	36.6
Recreation	1.4	0.4	1.8	1.8	0.4	2.2
Multifamily	31.7	0.7	32.4	19.1	1.0	20.1
Mobile home parks	5.6	—	5.6	3.1	—	3.1
Lodging	26.3	0.4	26.7	28.0	—	28.0
Restaurant	5.1	—	5.1	9.0	0.1	9.1
Agriculture	11.8	1.0	12.8	9.0	0.5	9.5
Convenience Stores	23.2	—	23.2	24.9	—	24.9
Other	47.6	0.6	48.2	41.6	1.1	42.7

Total	$572.8	$8.8	$581.6	$535.7	$8.9	$544.6

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $338 million and $235 million, respectively, at June 30, 2009, compared to $303 million and $233 million, respectively, a year ago.
Residential mortgage lending is an important segment of the Company’s lending activities. The Company has never offered sub-prime, Alt A, Option ARM or any negative amortizing residential loans, programs or products, although we have originated and hold residential mortgage loans from borrowers with original or current FICO scores that are less than “prime” FICO credit scores. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates.
Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. At June 30, 2009, approximately $328 million or 65 percent of the Company’s residential mortgage loan balances were adjustable, compared to $319 million or 64 percent a year ago. Loans secured by residential properties having fixed rates totaled approximately $174 million at June 30, 2009, of which 15- and 30-year mortgages totaled approximately $33 million and $58 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. The Company also has a small home equity line portfolio totaling approximately $60 million at June 30, 2009. In comparison, loans secured by residential properties having fixed rates totaled approximately $183 million at June 30, 2008, with 15- and 30-year fixed rate residential mortgages totaling approximately $37 million and $51 million, respectively.
Commercial loans decreased and totaled $71,836,000 at June 30, 2009, compared to $94,812,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a sluggish local economy, possible business failure, and insufficient cash flows.
The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $69,165,000 (versus $76,098,000 a year ago), real estate construction loans to individuals secured by residential properties totaling $11,830,000 (versus $27,129,000 a year ago), and residential lot loans to individuals totaling $32,385,000 (versus $39,950,000 a year ago).
At June 30, 2009, the Company had commitments to make loans (excluding unused home equity lines of credit) of $112,008,000, compared to $197,473,000 at June 30, 2008.
Supplemental trend schedules with details regarding line items have been added to show changes in the composition of loans outstanding by quarter since the end of 2006. See “Supplemental Tables”.
ALLOWANCE FOR LOAN LOSSES
Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $43,618,000 at June 30, 2009, $11,921,000 greater than one year earlier and $14,230,000 more than at December 31, 2008. The allowance for loan losses framework has three basic elements: specific allowances for loans individually evaluated for impairment, a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated, and qualitative elements which are subjective and require a high degree of management judgment and are based on our views of other inherent risk factors, models and estimates, including changes in the economy and relevant markets. Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.
Our analyses of the adequacy of the allowance for loan losses take into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions and loan growth. In its continuing evaluation of the allowance and its adequacy, management also considers quantitative factors such as, the Company’s loan loss experience, the loss experience of peer banks, the amount of past due and nonperforming loans, and the estimated values of loan collateral. Commercial and commercial real estate loans are assigned internal risk ratings reflecting our estimate of the probability of the borrower defaulting on any obligation and the estimated probable loss in the event of default. Retail credit risk is measured from a portfolio view rather than by specific borrower and such credits are assigned internal risk rankings reflecting the combined probability of default and loss. The Company’s independent Credit Administration Department assigns allowance factors to the individual internal risk ratings based on an estimate of the risk using a variety of tools and information. Loan Review is an independent unit that performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings. Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting. This unit reports directly to the Directors’ Loan Committee of Seacoast National’s Board of Directors.
The allowance as a percentage of loans outstanding has increased from 1.75 percent at June 30, 2008 and December 31, 2008, and to 2.75 percent at June 30, 2009. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.
During 2009, net charge-offs totaled $8,540,000 in the first quarter and $15,109,000 in the second quarter, a total of $23,649,000 for the six month period ended June 30, 2009. Net charge-offs over the six-month period consisted of $10,860,000 in net charge-offs related to nonperforming construction and land development loans, $10,733,000 in net charge-offs for residential real estate mortgages, $618,000 in net charge-offs related to commercial real estate mortgages, $663,000 in charge-offs for commercial and financial loans, and $775,000 in net charge-offs for installment loans to individuals. A year ago, net charge-offs of $37,942,000 were recorded during the first six months.

	June 30, 2009			June 30, 2008
			Net			Net
Six Months Ended	Charge-		Charge-	Charge-		Charge-
(In thousands)	Offs	Recoveries	Offs	Offs	Recoveries	Offs

Construction and land development	$11,252	$(392)	$10,860	$36,503	$(7)	$36,496

Residential real estate mortgages	10,797	(64)	10,733	441	—	441

Commercial real estate mortgages	629	(11)	618	485	—	485

Commercial and financial	713	(50)	663	484	(116)	368

Installment loans to individuals	866	(91)	775	178	(26)	152

Total	$24,257	$(608)	$23,649	$38,091	$(149)	$37,942

Concentrations of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2009, the Company had $1.443 billion in loans secured by real estate, representing 91.1 percent of total loans, up slightly from 90.5 percent at June 30, 2008. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. The Company has a credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of $263 million or 16.6 percent of total loans at June 30, 2009, down from $473 million or 26.2 percent at June 30, 2008. The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the allowance for loan losses.
While it is the Company’s policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, borrower payment behaviors and local market conditions as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.
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
Seacoast National entered into a formal agreement with the OCC on December 16, 2008 to improve its asset quality. Under the formal agreement, Seacoast National’s board of directors appointed a compliance committee to monitor and coordinate Seacoast National’s performance under the formal agreement. The formal agreement provides for the development and implementation of written programs to reduce Seacoast National’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate loan (“CRE”) concentrations in light of current adverse CRE market conditions. The Company believes it has complied with this Agreement.
NONPERFORMING ASSETS
Nonperforming assets at June 30, 2009 totaled $150,017,000 and are comprised of $126,758,000 of nonaccrual loans and $23,259,000 of other real estate owned (“OREO”), compared to $92,005,000 at December 31, 2008 (comprised of $86,970,000 in nonaccrual loans and $5,035,000 of OREO) and $80,771,000 at June 30, 2008 (comprised of $76,224,000 of nonaccrual loans and $4,547,000 of OREO). At June 30, 2009, virtually all nonaccrual loans were secured with real estate, including $63.6 million of nonaccrual loans that are land and acquisition and development loans related to the residential market. At June 30, 2009, nonaccrual loans have been written down by approximately $36.2 million or 24 percent of the original loan balance (including specific impairment reserves). OREO has increased as problem loans have migrated to foreclosure and then liquidation.
During 2008 and 2007, loan sales totaled $119 million at an average price of approximately 64 percent of outstanding loan balance sold. Prospectively, the Company anticipates loan sales will likely play a lesser role in connection with loss mitigation efforts as we shift our focus to other strategies, including troubled debt restructurings, where appropriate. The increase in nonaccrual loans of $39.8 million since year-end 2008 is in part due to stressed market conditions and also a ramping up of efforts to pursue troubled debt restructurings with commercial and retail mortgage borrowers during 2009. The Company pursues loan restructurings in selected cases where it is expected to receive better liquidation values than may be expected through other traditional collection activities. Also, during the first and second quarters of 2009, the Company worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. A total of 102 applications were received seeking restructured residential mortgages during the second quarter of 2009, compared to 93 applications received during the first quarter of 2009 and 37 in the fourth quarter of 2008. Troubled debt restructurings are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferment. Company policy requires troubled debt restructures be classified as nonaccrual loans until (under certain circumstances) performance can be verified (typically six months). Some troubled debt restructurings that have never been past due continue as accruing loans. Troubled debt restructurings included in nonperforming loans totaled $33.4 million at June 30, 2009, of which $32.4 million were performing in accordance with their restructured terms. Accruing restructured loans totaled $14.8 million at June 30, 2009.

	Nonaccrual Loans			Accruing
June 30, 2009	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans

Construction and land development
Residential	$39,235	$24,353	$63,588	$—
Commercial	2,135	—	2,135	—
Individuals	6,457	240	6,697	973

	47,827	24,593	72,420	973

Residential real estate mortgages	20,190	13,169	33,359	9,795

Commercial real estate mortgages	13,473	6,211	19,684	3,259

Commercial and financial	223	107	330	—

Installment loans to individuals	132	833	965	762

Total	$81,845	$44,913	$126,758	$14,789

No assurance can be given that nonperforming assets will not in fact increase or otherwise change. Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from the Company’s subsidiary bank.
SECURITIES
At June 30, 2009 the Company had, $337,746,000 in securities available for sale, and securities held for investment carried at $22,299,000. The Company’s securities portfolio increased $74,334,000 or 26.0 percent from June 30, 2008, and $14,144,000 or 4.1 percent from December 31, 2008.

The Company manages its interest rate risk by targeting an average duration for the securities portfolio and through the acquisition of securities returning principal monthly that can be reinvested. Mortgage backed securities and collateralized mortgage obligations comprise $348,907,000 of total securities, almost 97 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.
Federal funds sold and interest bearing deposits (aggregated) totaled $43,632,000 and $24,792,000 at June 30, 2009 and 2008, respectively, and were lower when compared to $105,190,000 outstanding at December 31, 2008, which reflects a normal seasonal decline.
At June 30, 2009, available for sale securities had gross losses of $4,122,000 and gross gains of $8,302,000, compared to gross losses of $1,556,000 and gross gains of $2,113,000 at June 30, 2008. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews in the first and second quarters of 2009, it was determined that no impairment charges related to securities owned with unrealized losses were deemed other than temporarily impaired since the Company has the present intent and ability to retain these securities until recovery. (See additional discussion on pages 19 and 20 concerning Fair Value and Other than Temporary Impairment of Securities.)
Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.
DEPOSITS AND BORROWINGS
Total deposits decreased $133,979,000 or 7.1 percent to $1,756,422,000 at June 30, 2009 compared to one year earlier, reflecting declines in deposits of $144 million in the Company’s central Florida region during 2008 as a result of reduced construction and development activities during 2008. In addition, approximately $100 million of public fund deposits from local municipalities converted to sweep repurchase agreements purposefully, to mitigate higher FDIC insurance costs. Since June 30, 2008, interest bearing deposits (NOW, savings and money markets deposits) decreased $158,259,000 or 16.9 percent to $780,386,000 and noninterest bearing demand deposits decreased $29,251,000 or 9.3 percent to $284,326,000. Certificates of deposit, or “CDs”, increased $53,531,000 or 8.4 percent to $691,710,000 over the past twelve months, including the addition of brokered time deposits totaling $64,244,000 at June 30, 2009, of which $15,259,000 are attributable to CDARs. The Company joined the CDARs program effective July 1, 2008, to provide large balance depositors access to full insurance coverage for their funds via CDs exchanged between participating FDIC-insured financial institutions. Funds deposited under the CDARs program are required to be classified as brokered deposits on the Company’s balance sheet. With interest rates higher on CDs, shifts from lower cost (or no cost) deposit products to CDs occurred during 2008 as local competitors with higher loan to deposit ratios aggressively increased rates seeking needed funding for their institutions. During this period of time, Seacoast was more cautious with regards to the pricing of CDs and has continued to follow this strategy.
Although total deposits decreased since year-end 2008 (by $54.0 million), the mix of deposits has improved, with CDs declining by $41.3 million and lower cost NOW and Savings interest-bearing deposits decreasing modestly, and noninterest bearing demand deposits increasing $9.1 million.

The decline in CDs was principally in brokered CDs, which declined $36.2 million since year-end 2008 to $64.2 million at June 30, 2009. Also declining were higher rate money market accounts. The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household. A total of 7,072 new households have added 8,928 new personal checking accounts over the last twelve months. In addition, the new relationships have increased their balances at account opening during the first six months by 36 percent to an average of $24,850.
Some of the declines in deposits, other than seasonal changes, were due to our increases in repurchase agreements. Repurchase agreement balances increased over the past twelve months by $15,019,000 or 17.3 percent to $101,849,000 at June 30, 2009. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public fund depositors that switched from deposits to sweep repurchase agreements were the primary cause for the increase year over year. At June 30, 2009, the number of sweep repurchase accounts was 222, compared to 243 a year ago. While the Company utilizes federal funds purchased from time to time during temporary gaps between funding and payments, and during seasonal months in the summer when deposits tend to decrease, no federal funds purchased were outstanding at June 30, 2009 and 2008.
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
The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at June 30, 2009 included derivative product assets of $172,000. In comparison, at June 30, 2008 derivative product assets of $85,000 were outstanding.
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
Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $165 million at June 30, 2009 and $258 million at June 30, 2008.
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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would decrease 3.5 percent if interest rates gradually rise 200 basis points over the next 12 months and 1.7 percent if interest rates gradually rise 100 basis points.
The Company had a negative gap position based on contractual and prepayment assumptions for the next 12 months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 19 percent at December 31, 2008. For 2009, our most recent gap analysis indicates the gap is more negative at 31 percent.
The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.
LIQUIDITY MANAGEMENT
Liquidity planning and management are necessary to ensure the ability to fund operation costs effectively and to meet current and future potential obligations such as loan commitments and unexpected deposit outflows. The Company has the ability to purchase funds from correspondent banks and routinely use securities and loans as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold. The Company also has access to borrowed funds such as federal funds and FHLB lines of credit and during 2008 pledged collateral to the Federal Reserve Bank of Atlanta under its borrower-in-custody program to establish a line of credit through the discount window. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2009, Seacoast National had available lines of credit of $379 million. Seacoast National had $29 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $203 million in residential and commercial real estate loans available as collateral.
Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $75,652,000 on a consolidated basis at June 30, 2009 as compared to $70,287,000 at June 30, 2008. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks declined $13,475,000 or 29.6 percent while federal funds sold and interest bearing deposits increased $18,840,000 to $43,632,000. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities portfolio and loan portfolio.
The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At June 30, 2009, the Company had cash and cash equivalents at the parent of approximately $8 million, and had suspended all dividends upon its Series A preferred stock and its common stock, and had deferred distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. See “Financial Condition — Capital Resources” on page 34.
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
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage originations and re-financings tend to slow as interest rates increase, and higher interest rates likely will reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

SUPPLEMENTAL TABLES
Tables on the next several pages provide detail on loan portfolio composition and changes by quarter since December 31, 2006:
QUARTERLY TRENDS — LOANS AT END OF PERIOD (Dollars in Millions)

	2006	2007
	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$94.8	$84.4	$74.2	$72.5	$60.2
Townhomes	10.4	9.9	11.3	25.0	25.0
Single family residences	80.3	100.9	66.6	63.9	59.0
Single family land and lots	106.3	107.7	129.0	128.4	116.4
Multifamily	48.2	48.7	46.6	33.8	34.5

	340.0	351.6	327.7	323.6	295.1

Commercial
Office buildings	14.1	17.6	19.2	22.4	30.9
Retail trade	16.1	12.5	26.4	50.2	69.0
Land	93.5	93.4	99.4	86.2	82.6
Industrial	6.3	8.9	13.1	16.9	13.0
Healthcare	2.0	2.5	3.0	1.0	1.0
Churches and educational facilities	2.1	1.8	1.9	1.9	—
Lodging	2.1	4.8	11.2	11.2	11.2
Convenience stores	0.5	0.5	1.0	1.4	1.7
Marina	2.2	2.2	2.2	21.9	23.1
Other	0.9	2.8	12.8	8.6	9.9

	139.8	147.0	190.2	221.7	242.4

Individuals
Lot loans	40.6	40.5	40.0	40.7	39.4
Construction	50.7	41.7	43.6	41.0	32.7

	91.3	82.2	83.6	81.7	72.1

Total construction and land development	571.1	580.8	601.5	627.0	609.6

Real estate mortgages
Residential real estate
Adjustable	277.7	285.4	298.4	313.0	319.5
Fixed rate	87.9	87.9	87.6	88.1	87.5
Home equity mortgages	95.9	97.3	90.0	90.8	91.4
Home equity lines	50.9	51.4	56.6	55.1	59.1

	512.4	522.0	532.6	547.0	557.5

Commercial real estate
Office buildings	109.2	113.4	116.1	125.6	131.7
Retail trade	50.9	62.0	62.8	74.9	76.2
Land	—	—	—	2.6	5.3
Industrial	64.3	66.3	84.7	100.2	105.5
Healthcare	40.7	40.5	39.7	33.2	32.4

QUARTERLY TRENDS – LOANS AT END OF PERIOD (Dollars in Millions)

	2006	2007
	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Churches and educational facilities	32.3	32.9	32.7	36.0	40.2
Recreation	4.4	4.4	4.5	4.7	3.0

Multifamily	9.9	8.4	10.4	11.3	13.8
Mobile home parks	6.0	3.0	4.0	4.0	3.9
Lodging	19.1	16.9	16.8	22.3	22.7
Restaurant	11.7	11.2	9.6	7.2	8.2
Agricultural	26.1	24.5	23.4	19.6	12.9
Convenience stores	22.0	22.2	23.6	23.5	23.2
Other	40.8	38.8	30.5	39.7	38.3

	437.4	444.5	458.8	504.8	517.3

Total real estate mortgages	949.8	966.5	991.4	1,051.8	1,074.8

Commercial & financial	128.1	112.1	139.0	135.1	126.7

Installment loans to individuals
Automobile and trucks	22.3	23.3	23.6	24.8	25.0
Marine loans	32.5	30.1	26.6	24.8	33.2
Other	28.6	29.8	29.4	29.0	28.2

	83.4	83.2	79.6	78.6	86.4

Other	0.7	0.7	1.6	0.6	0.9

	$1,733.1	$1,743.3	$1,813.1	$1,893.1	$1,898.4

QUARTERLY TRENDS – LOANS AT END OF PERIOD (Continued) (Dollars in Millions)

	2008				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
Construction and land development
Residential
Condominiums	$57.2	$47.4	$32.6	$17.4	$16.3	$16.8
Townhomes	23.8	20.0	21.7	6.1	4.2	2.3
Single family residences	56.7	49.5	37.2	26.8	20.5	16.7
Single family land and lots	112.1	95.1	70.2	52.8	51.4	43.3
Multifamily	32.6	34.0	30.7	26.8	24.8	17.6

	282.4	246.0	192.4	129.9	117.2	96.7

Commercial
Office buildings	29.1	31.1	27.8	17.3	17.4	13.8
Retail trade	60.4	63.6	68.5	68.7	70.0	55.9
Land	92.5	75.4	73.9	73.3	60.9	51.2
Industrial	16.9	20.8	20.7	13.3	9.0	8.5
Healthcare	1.0	1.0	—	—	5.7	6.0
Churches and educational facilities	—	0.1	—	—	—	—
Lodging	—	—	—	—	0.6	—
Convenience stores	1.8	—	—	—	—	—
Marina	26.8	28.9	30.5	30.7	31.6	30.0
Other	11.3	6.3	5.4	6.0	6.2	1.4

	239.8	227.2	226.8	209.3	201.4	166.8

Individuals
Lot loans	39.4	40.0	38.4	35.7	34.0	32.4
Construction	32.4	27.1	27.4	20.3	16.2	11.8

	71.8	67.1	65.8	56.0	50.2	44.2

Total construction and land development	594.0	540.3	485.0	395.2	368.8	307.7

Real estate mortgages
Residential real estate
Adjustable	317.6	318.8	316.5	329.0	333.1	328.0
Fixed rate	89.1	90.2	93.4	95.5	90.8	90.6
Home equity mortgages	91.7	93.1	84.3	84.8	85.5	83.8
Home equity lines	56.3	59.4	59.7	58.5	60.3	60.1

	554.7	561.5	553.9	567.8	569.7	562.5

Commercial real estate
Office buildings	144.3	142.3	143.6	146.4	140.6	141.6
Retail trade	83.8	93.5	101.6	111.9	109.1	120.0
Land	—	—	0.6	—	—	—
Industrial	104.3	93.3	92.2	94.7	95.3	93.0
Healthcare	39.9	33.6	31.6	29.2	28.3	30.9
Churches and educational facilities	40.2	36.5	35.6	35.2	34.8	34.6
Recreation	2.8	1.8	1.8	1.7	1.7	1.4
Multifamily	20.0	19.1	19.2	27.2	27.2	31.7

QUARTERLY TRENDS – LOANS AT END OF PERIOD (Continued) (Dollars in Millions)

	2008				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
Mobile home parks	3.2	3.1	3.1	3.0	3.0	5.6
Lodging	27.9	28.0	26.7	26.6	26.3	26.3
Restaurant	8.0	9.0	8.6	6.2	6.1	5.1
Agricultural	12.4	9.0	8.7	8.5	8.2	11.8
Convenience stores	23.1	24.9	23.6	23.5	23.3	23.2
Other	40.1	41.6	42.5	43.6	43.0	47.6

	550.0	535.7	539.4	557.7	546.9	572.8

Total real estate mortgages	1,104.7	1,097.2	1,093.3	1,125.5	1,116.6	1,135.3

Commercial & financial	93.9	94.8	88.5	82.8	75.5	71.8

Installment loans to individuals
Automobile and trucks	24.1	23.0	21.9	20.8	19.4	18.0
Marine loans	33.3	25.2	26.0	26.0	26.3	26.9
Other	27.5	27.9	27.4	26.1	25.7	24.3

	84.9	76.1	75.3	72.9	71.4	69.2

Other	0.5	0.4	0.5	0.3	0.3	0.3

	$1,878.0	$1,808.8	$1,742.6	$1,676.7	$1,632.6	$1,584.3

QUARTERLY TRENDS – INCREASE (DECREASE) IN LOANS BY QUARTER (Dollars in Millions)

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$(10.4)	$(10.2)	$(1.7)	$(12.3)
Townhomes	(0.5)	1.4	13.7	—
Single family residences	20.6	(34.3)	(2.7)	(4.9)
Single family land and lots	1.4	21.3	(0.6)	(12.0)
Multifamily	0.5	(2.1)	(12.8)	0.7

	11.6	(23.9)	(4.1)	(28.5)
Commercial
Office buildings	3.5	1.6	3.2	8.5
Retail trade	(3.6)	13.9	23.8	18.8
Land	(0.1)	6.0	(13.2)	(3.6)
Industrial	2.6	4.2	3.8	(3.9)
Healthcare	0.5	0.5	(2.0)	—
Churches and educational facilities	(0.3)	0.1	—	(1.9)
Lodging	2.7	6.4	—	—
Convenience stores	—	0.5	0.4	0.3
Marina	—	—	19.7	1.2
Other	1.9	10.0	(4.2)	1.3

	7.2	43.2	31.5	20.7
Individuals
Lot loans	(0.1)	(0.5)	0.7	(1.3)
Construction	(9.0)	1.9	(2.6)	(8.3)

	(9.1)	1.4	(1.9)	(9.6)

Total construction and land development	9.7	20.7	25.5	(17.4)

Real estate mortgages
Residential real estate
Adjustable	7.7	13.0	14.6	6.5
Fixed rate	—	(0.3)	0.5	(0.6)
Home equity mortgages	1.4	(7.3)	0.8	0.6
Home equity lines	0.5	5.2	(1.5)	4.0

	9.6	10.6	14.4	10.5
Commercial real estate
Office buildings	4.2	2.7	9.5	6.1
Retail trade	11.1	0.8	12.1	1.3
Land	—	—	2.6	2.7
Industrial	2.0	18.4	15.5	5.3
Healthcare	(0.2)	(0.8)	(6.5)	(0.8)
Churches and educational facilities	0.6	(0.2)	3.3	4.2
Recreation	—	0.1	0.2	(1.7)
Multifamily	(1.5)	2.0	0.9	2.5
Mobile home parks	(3.0)	1.0	—	(0.1)
Lodging	(2.2)	(0.1)	5.5	0.4
Restaurant	(0.5)	(1.6)	(2.4)	1.0
Agricultural	(1.6)	(1.1)	(3.8)	(6.7)

QUARTERLY TRENDS — INCREASE (DECREASE) IN LOANS BY QUARTER (Dollars in Millions)

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Convenience stores	0.2	1.4	(0.1)	(0.3)
Other	(2.0)	(8.3)	9.2	(1.4)

	7.1	14.3	46.0	12.5

Total real estate mortgages	16.7	24.9	60.4	23.0

Commercial & financial	(16.0)	26.9	(3.9)	(8.4)

Installment loans to individuals
Automobile and trucks	1.0	0.3	1.2	0.2
Marine loans	(2.4)	(3.5)	(1.8)	8.4
Other	1.2	(0.4)	(0.4)	(0.8)

	(0.2)	(3.6)	(1.0)	7.8

Other	—	0.9	(1.0)	0.3

	$10.2	$69.8	$80.0	$5.3

QUARTERLY TRENDS — INCREASE (DECREASE) IN LOANS BY QUARTER (Continued) (Dollars in Millions)

	2008				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
Construction and land development
Residential
Condominiums	$(3.0)	$(9.8)	$(14.8)	$(15.2)	$(1.1)	$0.5
Townhomes	(1.2)	(3.8)	1.7	(15.6)	(1.9)	(1.9)
Single family residences	(2.3)	(7.2)	(12.3)	(10.4)	(6.3)	(3.8)
Single family land and lots	(4.3)	(17.0)	(24.9)	(17.4)	(1.4)	(8.1)
Multifamily	(1.9)	1.4	(3.3)	(3.9)	(2.0)	(7.2)

	(12.7)	(36.4)	(53.6)	(62.5)	(12.7)	(20.5)

Commercial
Office buildings	(1.8)	2.0	(3.3)	(10.5)	0.1	(3.6)
Retail trade	(8.6)	3.2	4.9	0.2	1.3	(14.1)
Land	9.9	(17.1)	(1.5)	(0.6)	(12.4)	(9.7)
Industrial	3.9	3.9	(0.1)	(7.4)	(4.3)	(0.5)
Healthcare	—	—	(1.0)	—	5.7	0.3
Churches and educational facilities	—	0.1	(0.1)	—	—	—
Lodging	(11.2)	—	—	—	0.6	(0.6)
Convenience stores	0.1	(1.8)	—	—	—	—
Marina	3.7	2.1	1.6	0.2	0.9	(1.6)
Other	1.4	(5.0)	(0.9)	0.6	0.2	(4.8)

	(2.6)	(12.6)	(0.4)	(17.5)	(7.9)	(34.6)

Individuals
Lot loans	—	0.6	(1.6)	(2.7)	(1.7)	(1.6)
Construction	(0.3)	(5.3)	0.3	(7.1)	(4.1)	(4.4)

	(0.3)	(4.7)	(1.3)	(9.8)	(5.8)	(6.0)

Total construction and land development	(15.6)	(53.7)	(55.3)	(89.8)	(26.4)	(61.1)

Real estate mortgages
Residential real estate
Adjustable	(1.9)	1.2	(2.3)	12.5	4.1	(5.1)
Fixed rate	1.6	1.1	3.2	2.1	(4.7)	(0.2)
Home equity mortgages	0.3	1.4	(8.8)	0.5	0.7	(1.7)
Home equity lines	(2.8)	3.1	0.3	(1.2)	1.8	(0.2)

	(2.8)	6.8	(7.6)	13.9	1.9	(7.2)

Commercial real estate
Office buildings	12.6	(2.0)	1.3	2.8	(5.8)	1.0
Retail trade	7.6	9.7	8.1	10.3	(2.8)	10.9
Land	(5.3)	—	0.6	(0.6)	—	—
Industrial	(1.2)	(11.0)	(1.1)	2.5	0.6	(2.3)
Healthcare	7.5	(6.3)	(2.0)	(2.4)	(0.9)	2.6
Churches and educational facilities	—	(3.7)	(0.9)	(0.4)	(0.4)	(0.2)
Recreation	(0.2)	(1.0)	—	(0.1)	—	(0.3)

QUARTERLY TRENDS — INCREASE (DECREASE) IN LOANS BY QUARTER (Continued) (Dollars in Millions)

	2008				2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
Multifamily	6.2	(0.9)	0.1	8.0	—	4.5
Mobile home parks	(0.7)	(0.1)	—	(0.1)	—	2.6
Lodging	5.2	0.1	(1.3)	(0.1)	(0.3)	—
Restaurant	(0.2)	1.0	(0.4)	(2.4)	(0.1)	(1.0)
Agricultural	(0.5)	(3.4)	(0.3)	(0.2)	(0.3)	3.6
Convenience stores	(0.1)	1.8	(1.3)	(0.1)	(0.2)	(0.1)
Other	1.8	1.5	0.9	1.1	(0.6)	4.6

	32.7	(14.3)	3.7	18.3	(10.8)	25.9

Total real estate mortgages	29.9	(7.5)	(3.9)	32.2	(8.9)	18.7

Commercial & financial	(32.8)	0.9	(6.3)	(5.7)	(7.3)	(3.7)

Installment loans to individuals
Automobile and trucks	(0.9)	(1.1)	(1.1)	(1.1)	(1.4)	(1.4)
Marine loans	0.1	(8.1)	0.8	—	0.3	0.6
Other	(0.7)	0.4	(0.5)	(1.3)	(0.4)	(1.4)

	(1.5)	(8.8)	(0.8)	(2.4)	(1.5)	(2.2)

Other	(0.4)	(0.1)	0.1	(0.2)	—	—

	$(20.4)	$(69.2)	$(66.2)	$(65.9)	$(44.1)	$(48.3)

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
Various of the statements made herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements.
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating losses carryforwards that we may be able to utilize for income tax purposes; and

•	other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2008 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.
All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Management’s discussion and analysis “Interest Rate Sensitivity”.
Market risk refers to potential losses arising from changes in interest rates, and other relevant market rates or prices.
Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity, or “EVE,” to adverse movements in interest rates, is the Company’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). The Company is also exposed to market risk in its investing activities. The Company’s Asset/Liability Committee, or “ALCO,” meets regularly and is responsible for reviewing the interest rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by the ALCO are reviewed and approved by the Company’s Board of Directors. The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board. These limits reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons.
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 1.3 percent versus the EVE in a stable rate environment.
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2009 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part II OTHER INFORMATION
Item 1. Legal Proceedings
The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the business in which they are engaged. Management presently believes that none of the legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject are materially likely to have a material adverse effect on the Company’s consolidated financial position, or operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.
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
The Emergency Economic Stabilization Act of 2008, or “EESA,” was enacted on October 3, 2008. Under EESA, the Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the Treasury’s Capital Purchase Program, or CPP, it committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009.
On February 10, 2009, the Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program, or SCAP, that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.
Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the Treasury. These measures include fiscal and monetary policy actions described under “Business—Fiscal and Monetary Policy” and “Business—Recent Legislative and Regulatory Changes” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, which is incorporated by reference herein. In addition, the Secretary of the Treasury proposed fundamental changes to the regulation of financial institutions, markets and products on June 17, 2009.

We cannot predict the actual effects of EESA, the ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, on us and on Seacoast National Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.
Difficult market conditions have adversely affected our industry and us.
We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets over the past year and a half, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, as well as Seacoast National Bank. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions.
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
We are not paying dividends on our preferred stock or common stock and are deferring distributions on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock and trust preferred securities may adversely affect us.
We historically paid cash dividends before we suspended dividend payments on our preferred and common stock and distributions on our trust preferred securities on May 19, 2009 pursuant to the request of the Federal Reserve. The Federal Reserve, as a matter of policy, has indicated that bank holding companies should not pay dividends or make distributions on trust preferred securities using funds from the TARP CPP. There is no assurance that we will receive approval to resume paying cash dividends. Even if we are allowed to resume paying dividends again by the Federal Reserve, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. Further, we need prior Treasury approval to increase our quarterly cash dividends above $0.01 per common share through the earliest of December 23, 2011, the date we redeem all shares of Series A Preferred Stock or the Treasury has transferred all shares of Series A Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant.
Further, dividend payments on our Series A Preferred Stock and distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series A Preferred Stock shall be entitled to receive for each share of Series A Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we miss six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We cannot pay dividends on our outstanding shares of Series A Preferred Stock or our common stock until we have paid in full all deferred distributions on our trust preferred securities, which will require prior approval of the Federal Reserve.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At December 31, 2008 and June 30, 2009, our nonperforming loans (which consist of non-accrual loans) totaled $86.9 million and $126.8 million, or 5.18% and 8.00% of the loan portfolio, respectively. At December 31, 2008 and June 30, 2009, our nonperforming assets (which include foreclosed real estate) were $92.0 million and $150.0 million, or 3.97% and 7.02% of assets, respectively. In addition, we had approximately $13.9 million and $10.1 million in accruing loans that were 30-89 days delinquent at December 31, 2008 and June 30, 2009, respectively. Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.
Our allowance for loan losses may prove inadequate or we may be adversely affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. The credit quality of our borrowers has deteriorated as a result of the economic downturn in our markets. If the credit quality of our customer base or their debt service behavior materially decreases further, if the risk profile of a market, industry or group of customers declines further or weaknesses in the real estate markets and other economics persist or worsen, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.
During 2009, our commercial and residential real estate and real estate-related portfolios have continued to be affected by adverse market conditions, including reduced real estate prices and sales levels and, more generally, all of our loan portfolios have been affected by the sustained economic weakness of our markets and the impact of higher unemployment rates.
Our commercial and residential real estate and real estate-related loans have continued to be affected adversely by the on-going correction in real estate prices and reduced levels of sales. More generally, all of our commercial real estate loan portfolios, especially construction and development loans, have been affected adversely by the economic weakness of our Florida markets and the effects of higher unemployment rates. We may have to increase our allowance for loan losses through additional provisions for loan losses because of continued adverse changes in the economy, market conditions, and events that adversely affect our customers or markets. Our business, financial condition, liquidity, capital (especially tangible common equity), and results of operations could be materially adversely affected by additional provisions for loan losses.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, have adversely affected us and may continue to adversely affect us.
The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue, notwithstanding various government programs to boost the residential mortgage markets and stabilize the housing markets. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.
Our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.
The declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with the economic recession and associated rises in unemployment levels could cause additional losses which could adversely affect our earnings and financial condition, including our capital and liquidity.
Our concentration of commercial real estate loans could result in increased loan losses.
CRE is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset, especially since we had 53.5% of our portfolio in CRE loans at year-end 2008 and 52.8% as of June 30, 2009. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2008, we added $88.6 million of provisions for loan losses compared to $12.7 million in 2007 and $3.3 million in 2006, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans. An additional $37.9 million in provisions for loan losses have been taken in 2009 through June 30, 2009.

Our recent loan portfolio stress test is not a forecast or prediction of future results, performance or future capital adequacy, and the results of this stress test may or may not be realized.
The stress test we conducted recently with an outside consultant on our loan portfolio is not a forecast and does not reflect our outlook or our expected results and should not be viewed as a prediction of future results, performance or future capital adequacy. The test was based upon numerous complex assumptions, estimates and judgments, which may or may not be realized.
Our goodwill impairment has adversely affected our earnings and will affect Seacoast National’s ability to pay dividends to the Company.
Our goodwill impairment charge of all our goodwill as of June 30, 2009 ($49.8 million) is a non-cash charge that has reduced our earnings for the three months ended June 30, 2009, and will reduce the earnings of Seacoast National from which Seacoast National may pay dividends to the Company. We give no assurance that the completion of our testing of goodwill as of June 30, 2009 will result in any restoration of goodwill that would increase future earnings.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future. The TLG is scheduled to end December 31, 2009, but the FDIC has proposed extending TLG to June 30, 2010, but charging a higher guarantee fee to banks that elect to participate in the extension.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.
Liquidity risks could affect operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National Bank should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National Bank without prior regulatory approval, offset by approximately $8.0 million of cash and short-term investments currently held by us at June 30, 2009, largely due to the receipt of TARP CPP proceeds. We invested $42.0 million of the TARP CPP proceeds in Seacoast National Bank to meet the OCC capital requirements. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
We could encounter difficulties as a result of our growth.
Our loans, deposits, fee businesses and employees have increased as a result of our organic growth and acquisitions. Our failure to successfully manage and support this growth with sufficient human resources, training and operational, financial and technology resources in challenging markets and economic conditions could have a material adverse effect on our operating results and financial condition. We may not be able to sustain our historical growth rates.
We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.
Both we and Seacoast National Bank must meet regulatory capital requirements and maintain sufficient liquidity. We have an informal letter agreement with the OCC to maintain a Tier 1 leverage capital ratio of 7.50% and a total risk-based capital ratio of 12.0% at Seacoast National Bank, which are higher than the stated minimum capital ratios. We also face significant regulatory and other governmental risk as a financial institution and a participant in the TARP CPP.
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
Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operation and financial conditions, generally. Under FDIC rules, if Seacoast National Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits may be restricted, and the interest rates that it pays may be restricted.
Sales of additional capital could dilute existing shareholders.
Issuances of our common stock or securities convertible into or exchangeable for our common stock could dilute the interests of our existing common shareholders or require shareholders to approve an increase in the number of shares of common stock we are authorized to issue and could increase the number of shares of common stock we are required to issue under the warrant we issued to the Treasury under the TARP CPP. Among the securities we may issue are shares of preferred stock which likely will have dividend and liquidation rights senior in priority to the rights of holders of our common stock.
Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carryforwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.
As of June 30, 2009, we had deferred tax assets of $17.2 million. These and future deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carryforwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by an offering and/or other sales of our capital securities.
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.
Our profitability and liquidity may be affected by changes in interest rates and economic conditions.
Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings and our FDIC deposit insurance assessments increase faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rates by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the target federal funds rate by an additional 400 basis points to a range between zero to 25 basis points beginning in December 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined. Declining rates reflect efforts by the Federal Reserve to stimulate the economy, but may not be effective, and thus may negatively affect our results of operations and financial condition, liquidity and earnings.
The TARP CPP and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.
The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the warrant to purchase 1,179,245 shares of common stock, or the Warrant, which we refer to as the TARP Assistance Period. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:
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
The ARRA imposed further limitations on compensation during the TARP Assistance Period including
•	a prohibition on making any golden parachute payment to a senior executive officer or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of the reported earnings to enhance the compensation of any of its employees; and

•	a prohibition of the five highest paid executives from receiving or accruing any bonus, retention award, or incentive compensation, or bonus except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.
The prohibition may expand to other employees based on increases in the aggregate value of financial assistance that we receive in the future. For example, if we receive at least $250 million but less than $500 million in TARP financial assistance, the senior executive officers and at least the next 10 most highly compensated employees will be prohibited from receiving or accruing any such bonus.
The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The new Treasury interim final rules, which became effective on June 15, 2009, also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives. The rule further authorizes the Treasury to establish the Office of the Special Master for TARP Executive Compensation with broad powers to review compensation plans and corporate governance matters of TARP recipients.
These provisions and any future rules issued by the Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.
TARP lending goals may not be attainable.
Congress and the bank regulators have encouraged recipients of TARP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and have expanded our mortgage loan originations, and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.
Changes in future rules applicable to banks generally or to TARP recipients could adversely affect our operations, financial condition, and results of operations.
The rules and policies applicable to recipients of capital under the TARP CPP continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the Treasury to avoid these restrictions would require prior Federal Reserve and Treasury approval. Based on recently issued Federal Reserve guidelines, institutions seeking to redeem TARP CPP preferred stock must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s TLG, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before we can redeem any securities sold to the Treasury. Therefore, it is uncertain if we will be able to redeem such securities even if we have sufficient financial resources to do so.
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
Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.
We operate in a heavily regulated environment.
We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the SEC, the FDIC and FINRA, and since December 2008, the Treasury. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets and securities and insurance regulators. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating and have proposed numerous significant changes in the regulation of banks, other financial services providers and the financial markets. These changes, if adopted, could require us to maintain more capital, liquidity and risk controls which could adversely affect our growth, profitability and financial condition.
We are subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. The SEC also has proposed a number of new rules or regulations requiring additional disclosure, such as lower-level employee compensation. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.
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
Florida law and our Articles of Incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of us to consult with our board, and which enable the board to negotiate and give consideration on behalf of us and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements and a staggered board of directors, may make any takeover attempts and other acquisitions of interests in us, by means of a tender offer, open market purchase, a proxy fight or otherwise, that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial. As a result, our board of directors may decide not to pursue transactions that would otherwise be in your best interests as a holder of our common stock.

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
Future acquisitions and expansion activities may disrupt our business, dilute existing shareholders and adversely affect our operating results.
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
While we seek continued organic growth, as our earnings and capital position improve, we may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
Risks Related to Our Common Stock
We may issue additional shares of common or preferred stock securities, which may dilute the interests of our shareholders and may adversely affect the market price of our common stock.
We are currently authorized to issue up to 65 million shares of common stock, of which 19,170,788 shares are currently outstanding and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.
The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.
The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 6.16% of the shares of our common stock outstanding as of June 30, 2009 (including the shares issuable upon exercise of the Warrant in our total outstanding shares and not including the 50% reduction in the number of shares subject to this Warrant which we currently expect would occur if we raise at least $50.0 million in one or more qualified equity offerings prior to December 31, 2009). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.
In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock outstanding is required for:
•	any authorization or issuance of shares ranking senior to the Series A Preferred Stock;

•	any amendment to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock; or

•	consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock. Holders of Series A Preferred Stock could block the foregoing transaction, even where considered desirable by, or in the best interests of, holders of our common stock.
The holders of Series A Preferred Stock, including the Treasury, may have different interests from the holders of our common stock, and could vote to disapprove transactions that are favored by, or are in the best interests of, our common shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first and second quarter of 2009 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan *	Under the Plan

1/1/09 to 1/31/09	0	$0	666,799	158,201
2/1/09 to 2/28/09	126	4.80	666,925	158,075
3/1/09 to 3/31/09	0	0	666,925	158,075

Total – 1st Quarter	126	4.80	666,925	158,075

4/1/09 to 4/30/09	1,732	3.28	668,657	156,343
5/1/09 to 5/31/09	0	0	668,657	156,343
6/1/09 to 6/30/09	0	0	668,657	156,343

Total – 2nd Quarter	1,732	3.28	668,657	156,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.
Item 3. Defaults upon Senior Securities
On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. Therefore, the Company is currently in arrear with the dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, the amount of the arrearage on the dividend payments of Series A Preferred Stock is $625,000 and the amount of the arrearage on the payments on the subordinated debt associated with trust preferred securities is $407,000. The total arrearage on both securities is $1,032,000 as of June 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2009 Annual Meeting of Shareholders was held on June 18, 2009.

(b)	Reported to the Securities and Exchange Commission in the Company’s 2009 Proxy Statement.

(c)	The following matters were voted upon at June 18, 2009’s meeting:
(1)	Proposal 1 – The re-election of four (4) Class I directors to serve until the 2012 Annual Meeting of Shareholders have been elected and qualified. All of the directors were elected.

The following votes were cast with respect to the election of each director to serve on our board for a term of one year until the 2012 annual meeting or until a successor has been elected and qualified:

					Abstentions
	For	For	Against	Withheld	and Broker
	Number	Percent	Number	Authority	Non-votes
Jefferey C. Bruner	16,393,040	85.6	None	1,148,118	None
H. Gilbert Culbreth, Jr.	16,597,922	86.7	None	943,236	None
Christopher E. Fogal	16,560,358	86.5	None	980,800	None
Dale M. Hudson	16,271,912	85.0	None	1,269,246	None
(2)	Proposal 2 – Approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) which increased the authorized shares of Seacoast’s Common Stock from 35,000,000 shares to 65,000,000, and increased the Company’s total authorized shares of Common Stock and Preferred Stock to 69,000,000 (the number of affirmative votes cast was 15,424,616; the number of negative votes cast was 1,940,747; the number of withheld votes cast was 0 and the number of abstentions and broker non-votes was 175,795).

(3)	Proposal 4 — Approved an amendment to the Articles of Incorporation which deleted the requirement of affirmative votes of an “independent majority of shareholders” in the case of amending certain articles of the Articles of Incorporation (the number of affirmative votes cast was 16,265,108; the number of negative votes cast was 1,058,897; the number of withheld votes cast was 0 and the number of abstentions and broker non-votes was 217,153).

(4)	Proposal 5 — Approved an amendment to Seacoast’s Employee Stock Purchase Plan which increased the shares of Company Common Stock reserved for issuance under the Employee Stock Purchase Plan from 330,000 to 730,000 (the number of affirmative votes cast was 11,877,692; the number of negative votes cast was 1,056,000; the number of withheld votes cast was 0, the number of abstentions was 148,393; and the number of broker non-votes was 4,459,073).

(5)	Proposal 6 — Endorsed, on a non-binding basis, the compensation of the Company’s named executive officers as disclosed in the Company’s 2009 Proxy Statement (the number of affirmative votes cast was 14,429,800; the number of negative votes cast was 2,931,626; the number of withheld votes cast was 0 and the number of abstentions and broker non-votes was 179,732).

(6)	Proposal 7 — Approved a proposal which granted the proxy holders discretionary authority to vote to adjourn the Annual Meeting for up to 120 days to allow for the solicitation of additional shares proxies in the event that there were insufficient shares voted at the Annual Meeting to approve certain proposals, including Proposal 3 described below (the number of affirmative votes cast was 16,479,792; the number of negative votes cast was 815,050; the number of withheld votes cast was 0 and the number of abstentions and broker non-votes was 246,316).

(7)	The proposal presented at the Annual Meeting to amend the Articles of Incorporation to restate Article VII (Proposal 3) to eliminate ambiguity and to reduce the scope of the definition of “Business Combinations” and to reduce the scope of the requirement for supermajority shareholder approvals, including deleting the term “independent majority of shareholders”, did not receive the requisite number of affirmative votes for approval. Therefore, as provided under Proposal 7 and approved by shareholders, the Annual Meeting was adjourned solely for the purpose of allowing the Company to seek additional favorable votes for Proposal 3.
The 2009 Annual Meeting of Shareholders was reconvened on July 17, 2009 to report final shareholder voting results for Proposal 3. Out of 14,023,233 votes represented and 19,153,150 votes entitled to vote, 13,068,305 votes were cast in favor of Proposal 3 and 766,478 votes were cast against. Proposal 3 was approved by a vote of 68.2 percent of the total number of votes entitled to be cast. The number of withheld votes cast was 0 and the number of abstentions and broker non-votes was 188,450.
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

SEACOAST BANKING CORPORATION OF FLORIDA

August 3, 2009	/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 3, 2009	/s/ William R. Hahl

WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer