Form 10-Q/A
period 2009-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2009-08-05
CIK 730708

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Seacoast Banking Corporation of Florida (“Seacoast”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 that was filed with the Securities and Exchange Commission on August 3, 2009 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to add a new Note J to Item 1, Financial Statements, relating to securities held by the company.
For the convenience of the reader, this Form 10-Q/A sets forth the full text of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, in its entirely, as hereby amended. Except as required to reflect the changes noted above, this Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Form 10-Q.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A under Item 6 hereof. No other new exhibits are being filed herewith.
This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q on August 3, 2009 and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.
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
NOTE J: SECURITIES
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,099	$4	$—	$1,103
Mortgage-backed securities of Government Sponsored Entities	52,779	1,397	—	54,176
Collateralized mortgage obligations of Government Sponsored Entities	204,542	6,571	(854)	210,259
Private collateralized mortgage obligations	69,852	302	(3,252)	66,902
Obligations of state and political subdivisions	2,021	28	(16)	2,033
Other	3,273	—	—	3,273

	$333,566	$8,302	$(4,122)	$337,746

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$1,086	$—	$(6)	1,080
Private collateralized mortgage obligations	16,484	44	(634)	15,894
Obligations of state and political subdivisions	4,729	23	(17)	4,735

	$22,299	$67	$(657)	$21,709

	December 31, 2008
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$22,094	$286	$—	$22,380
Mortgage-backed securities of Government Sponsored Entities	59,500	1,035	(6)	60,529
Collateralized mortgage obligations of Government Sponsored Entities	200,812	4,806	(178)	205,440
Private collateralized mortgage obligations	27,106	—	(2,652)	24,454
Obligations of state and political subdivisions	2,021	51	(2)	2,070
Other	3,157	—	—	3,157

	$314,690	$6,178	$(2,838)	$318,030

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$1,960	$—	$(47)	$1,913
Private collateralized mortgage obligations	20,288	—	(1,758)	18,530
Obligations of state and political subdivisions	5,623	49	(6)	5,666

	$27,871	$49	$(1,811)	$26,109

Proceeds from sales of securities available for sale for six month period ended June 30, 2009, were $31,376,000 with gross gains of $1,786,000 and no losses. Proceeds from sales of securities available for sale for the six month period ended June 30, 2008, were $13,391,000 with gross gains of $355,000 and no losses.
Securities with a carrying value of $255,414,000 and $273,032,000 and a fair value of $255,413,000 and 272,993,000 at June 30, 2009 and December 31, 2008, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, other public deposits and trust deposits.
The amortized cost and fair value of securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$—	$—	$1,099	$1,103
Due after one year through five years	497	499	—	—
Due after five years through ten years	3,521	3,515	791	808
Due after ten years	711	721	1,230	1,225

	4,729	4,735	3,120	3,136
Mortgage-backed securities of Government Sponsored Entities	—	—	52,779	54,176
Collateralized mortgage obligations of Government Sponsored Entities	1,086	1,080	204,542	210,259
Private collateralized mortgage obligations	16,484	15,894	69,852	66,902
No contractual maturity	—	—	3,273	3,273

	$22,299	$21,709	$333,566	$337,746

All of the Company’s securities at June 30, 2009 and December 31, 2008 which had unrealized losses were obligations of the state and political subdivisions, U.S. Government agencies or AAA rated mortgage related securities. Management expects that all principal will be repaid at a par value at the date of maturity.

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Collateralized mortgage obligations of Government Sponsored Entities	$48,659	$(854)	$1,080	$(6)	$49,739	$(860)
Private collateralized mortgage obligations	28,281	(889)	30,828	(2,997)	59,109	(3,886)
Obligations of state and political subdivisions	1,008	(4)	2,088	(29)	3,096	(33)

Total temporarily impaired securities	$77,948	$(1,747)	$33,996	$(3,032)	$111,944	$(4,779)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of Government Sponsored Entities	$7,714	$(6)	$—	$—	$7,714	$(6)
Collateralized mortgage obligations of Government Sponsored Entities	12,450	(176)	1,914	(49)	14,364	(225)
Private collateralized mortgage obligations	—	—	42,983	(4,410)	42,983	(4,410)
Obligations of state and political subdivisions	503	(1)	1,517	(7)	2,020	(8)

Total temporarily impaired securities	$20,667	$(183)	$46,414	$(4,466)	$67,081	$(4,649)

During the second quarter 2009, the Company adopted FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments.
The Company owned individual investment securities with aggregate gross unrealized losses of $4.8 million at June 30, 2009. Based on a review of each of the securities in the investment securities portfolio at June 30, 2009, the Company concluded that it expected to recover the amortized cost basis of its investment.
Approximately $3.9 million of the unrealized losses pertain to super senior AAA private label securities secured by collateral originated prior to 2005 with a cost basis of $86.3 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30 and 15 year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and that historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.
The Company also had $860,000 of unrealized losses on mortgage-backed securities of government sponsored entities having a cost basis of $205 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
The unrealized losses on debt securities issued by states and political subdivisions amounted to $33 thousand at June 30, 2009. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cast basis of these securities.
As of June 30, 2009, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities which have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2009.
At June 30, 2009, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $13.4 million of cost method investment securities.
Included in other assets is $13.4 million and $12.8 million at June 30, 2009 and June 30, 2008, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

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
FINANCIAL CONDITION
CAPITAL RESOURCES
The Company’s ratio of shareholders’ equity to period end total assets was 6.95 percent at June 30, 2009, compared with 9.33 percent at December 31, 2008, and 8.28 percent one year earlier at June 30, 2008. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Corporation’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Corporation. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.
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

SEACOAST BANKING CORPORATION OF FLORIDA

August 5, 2009	/s/ Dennis S. Hudson, III

DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 5, 2009	/s/ William R. Hahl

WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer