Form 10-Q
period 2009-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2009-11-09
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Small Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.10 Par Value – 52,849,625 shares as of September 30, 2009

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2009	2008
ASSETS
Cash and due from banks	$32,515	$46,002
Interest bearing deposits with other banks	137,640	100,585
Federal funds sold	0	4,605

Total cash and cash equivalents	170,155	151,192
Securities:
Available for sale (at fair value)	342,742	318,030
Held for investment (fair values:		$18,870
at September 30, 2009 and $26,109 at December 31, 2008)	19,296	27,871

TOTAL SECURITIES	362,038	345,901
Loans held for sale	5,857	2,165
Loans	1,504,566	1,676,728
Less: Allowance for loan losses	(48,850)	(29,388)

NET LOANS	1,455,716	1,647,340
Bank premises and equipment, net	42,143	44,122
Other real estate owned	26,819	5,035
Goodwill and other intangible assets	4,436	55,193
Other assets	72,751	63,488

	$2,139,915	$2,314,436

LIABILITIES
Deposits	$1,761,287	$1,810,441
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	68,797	157,496
Borrowed funds	65,053	65,302
Subordinated debt	53,610	53,610
Other liabilities	10,844	11,586

	1,959,591	2,098,435

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share, authorized 4,000,000 shares, issued and outstanding 2,000 shares of Series A	44,686	43,787
Warrant for purchase of shares of common stock at $6.36 per share	3,123	6,245
Common stock, par value $0.10 per share, authorized 65,000,000 shares, issued 52,923,151 and outstanding 52,849,625 shares at September 30, 2009, issued 19,283,841 and outstanding 19,171,779 shares at December 31, 2008	5,292	1,928
Other shareholders’ equity	127,223	164,041

TOTAL SHAREHOLDERS’ EQUITY	180,324	216,001

	$2,139,915	$2,314,436

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest and fees on loans	$20,836	$27,146	$65,634	$86,525
Interest and dividends on securities	4,349	3,508	12,728	10,805
Interest on federal funds sold and other investments	163	322	420	1,074

TOTAL INTEREST INCOME	25,348	30,976	78,782	98,404
Interest on deposits	5,416	10,367	19,597	33,579
Interest on borrowed money	881	1,492	3,040	5,061

TOTAL INTEREST EXPENSE	6,297	11,859	22,637	38,640

NET INTEREST INCOME	19,051	19,117	56,145	59,764
Provision for loan losses	45,374	10,241	83,253	57,978

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(26,323)	8,876	(27,108)	1,786
Noninterest income
Other income	4,627	5,160	14,414	17,411
Securities gains, net	1,425	0	3,211	355

TOTAL NONINTEREST INCOME	6,052	5,160	17,625	17,766
Noninterest Expenses
Goodwill impairment	0	0	49,813	0
Other noninterest expenses	20,506	19,986	61,066	58,157

TOTAL NONINTEREST EXPENSES	20,506	19,986	110,879	58,157
LOSS BEFORE INCOME TAXES	(40,777)	(5,950)	(120,362)	(38,605)
Benefit for income taxes	0	(2,502)	(11,825)	(15,604)

NET LOSS	(40,777)	(3,448)	(108,537)	(23,001)
Preferred stock dividends and accretion of preferred stock discount	937	0	2,811	0

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(41,714)	$(3,448)	$(111,348)	$(23,001)

PER SHARE COMMON STOCK:
Net loss diluted	$(1.21)	$(0.18)	$(4.58)	$(1.21)
Net loss basic	(1.21)	(0.18)	(4.58)	(1.21)
Cash dividends declared	0.00	0.01	0.01	0.33
Average shares outstanding — diluted	34,571,200	19,030,758	24,299,915	18,981,944
Average shares outstanding — basic	34,571,200	19,030,758	24,299,915	18,981,944
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Interest received	$78,178	$98,436
Fees and commissions received	14,508	17,397
Interest paid	(22,716)	(39,094)
Cash paid to suppliers and employees	(55,110)	(53,031)
Income taxes paid	(14)	(3,481)
Trading securities activity	0	14,000
Origination of loans held for sale	(129,233)	(161,231)
Proceeds of loans held for sale	125,541	162,190
Net change in other assets	562	470

Net cash provided by operating activities	11,716	35,656
Cash flows from investing activities
Maturities of securities available for sale	74,683	23,244
Maturities of securities held for investment	8,589	2,775
Proceeds from sale of securities available for sale	56,663	13,391
Purchases of securities available for sale	(147,506)	(52,593)
Net new loans and principal repayments	70,514	57,294
Proceeds from sale of loans	10,755	47,147
Proceeds from the sale of other real estate owned	3,105	533
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	181	0
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,276)	(174)
Additions to bank premises and equipment	(666)	(4,881)

Net cash provided by investing activities	75,042	86,736
Cash flows from financing activities
Net decrease in deposits	(49,142)	(148,515)
Net decrease in federal funds purchased and repurchase agreements	(88,699)	(16,775)
Issuance of common stock, net of related expense	70,466	0
Stock based employee benefit plans	160	897
Dividends paid	(580)	(6,291)

Net cash used in financing activities	(67,795)	(170,684)

Net increase (decrease) in cash and cash equivalents	18,963	(48,292)
Cash and cash equivalents at beginning of period	151,192	98,475

Cash and cash equivalents at end of period	$170,155	$50,183

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Reconciliation of net loss to cash provided by operating activities
Net loss	$(108,537)	$(23,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on impairment of goodwill	49,813	0
Depreciation	2,637	2,553
Amortization (accretion) of premiums and discounts on securities, net	(1,193)	(401)
Other amortization and accretion	822	349
Trading securities activity	0	14,000
Change in loans held for sale, net	(3,692)	959
Provision for loan losses	83,253	57,978
Gains on sale of securities	(3,211)	(355)
Gains on sale of loans	(67)	(45)
Losses on sale and write-downs of other real estate owned	2,264	315
Losses (gains) on disposition of fixed assets	8	(103)
Change in interest receivable	710	1,028
Change in interest payable	(79)	(454)
Change in prepaid expenses	502	89
Change in accrued taxes	(10,909)	(18,370)
Change in other assets	562	470
Change in other liabilities	(1,167)	644

Net cash provided by operating activities	$11,716	$35,656

Supplemental disclosure of non-cash investing activities:
Fair value adjustment to available for sale securities	$4,004	$(3,859)
Transfer of loans to other real estate owned	27,278	4,664
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
The Company tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company engages external valuation specialists to assist in the Company’s goodwill assessments. The Company completed an annual test of goodwill for impairment for the year ended December 31, 2008. Management updated the test for impairment of goodwill at March 31, 2009 due to the decline in the price of the Company’s common stock and net earnings in the first quarter of 2009. The results of these tests indicated that none of the Company’s goodwill was impaired. Due to the further decline in the price of the Company’s common stock and the Company’s net loss in the second quarter of 2009, we again tested for impairment of goodwill as of June 30, 2009. The fair value of the Company’s enterprise was determined using two methods, the discounted cash flow and change in control valuation methods. These two methods provided a range of valuations of $2.43 to $7.00 per share that we used in evaluating goodwill for possible impairment. As of June 30, 2009, the Company determined that the carrying amount of the Company exceeded its fair value and that the entire amount of goodwill was impaired based on a preliminary step two goodwill analysis. At September 30, 2009, the Company completed its step two analysis of goodwill impairment which supported the conclusion reached at June 30, 2009.

NOTE B — RECENT ACCOUNTING STANDARDS
FASB Accounting Standards Update No. 2009-01, “Topic 105-Generally Accepted Accounting Principles-amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162,” (“ASU 2009-01”)
ASU 2009-01 replaces FAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASU 2009-01 was effective for the Company’s financial statements for periods ending after September 15, 2009 and did not have a significant impact on the Company’s consolidated financial statements.
Accounting Standards Codification 805, “Business Combinations” (“ASC 805” and formerly Statement of Financial Accounting Standards No. 141, “Business Combinations (Revised 2007),”(“FAS 141R”))
FAS 141R was codified by the FASB as ASC 805 as a replacement to Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”) and applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquired at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process previously required whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under ASC 805, the requirements of FASB Accounting Standards Codification 420, “Exit or Disposal Cost Obligations,” (formerly Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”) would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB Accounting Standards Codification 450, “Contingencies” (formerly Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”). ASC 805 is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.

Statement of Financial Accounting Standards No. 160, “Non-controlling Interest in Consolidated Financial Statements — An Amendment of ARB No. 51” (“FAS 160”)
Issued during 2007, FAS 160 was codified by FASB into Accounting Standards Codification 810, “Consolidations,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, consolidated net income is required to be reported at amounts that included the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The Company adopted this guidance as of January 1, 2009, and it did not have a significant impact on the Company’s consolidated financial statements.
Accounting Standards Codification 815-10-50 “Derivatives and Hedging — Disclosures” (“ASC 815-10-50” and formerly Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” (“FAS 161”)
FAS 161 was codified by FASB as ASC 815-10-50 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FASB Accounting Standards Codification 815, “Derivatives and Hedging” and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC 815-10-50 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10-50 was effective for the Company as of January 1, 2009. It did not have a significant impact on the Company’s financial statements.
Financial Accounting Standards Board Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP 157-4”)
FSP 157-4 was codified by FASB into the FASB Accounting Standards Codification 820 “Fair Value Measurements.” (“ASC 820”). It was issued April 9, 2009 to provide guidance for determining fair value when there is no active market or where price inputs represent distressed sales. It reaffirms the fair value measurement objective that fair value represents how much an asset would be sold for in an orderly transaction under current market conditions. The guidance was effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 was permitted. The Company adopted this guidance as of June 30, 2009. It did not have a significant impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115 -2”)
FSP 115-2 was codified by FASB into the FASB Accounting Standards Codification 320, “Investments - Debt and Equity Securities.” It was issued April 9, 2009 to provide additional guidance and create greater clarity and consistency in accounting for impairment losses on securities. It replaces the assertion of intent and ability to hold an impaired debt security until fair value recovers with assertions that the holder does not intend to sell the security prior to recovery and that it is more likely than not that the holder will not be required to sell the impaired security prior to recovery. The full impairment loss is recognized in earnings if the holder is unable to make these assertions. Otherwise, a credit loss portion of the impairment is recognized in earnings and the remaining impairment is recognized in other comprehensive income (equity). Both the full impairment and credit loss portion are presented on the face of the income statement. The guidance is effective for interim and annual periods ending after June 15, 2009 and requires additional disclosures in interim periods. Early adoption for interim and annual periods ending after March 15, 2009 was permitted. The Company adopted this guidance as of June 30, 2009. It did not have a significant impact on the Company’s consolidated financial statements.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”)
FSP 107-1 was codified into the FASB Accounting Standards Codification 820, “Fair Value Measurements” (“ASC 820”) and enhances consistency in financial reporting by increasing the frequency of fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. It requires disclosures in interim financial statements that were previously only required in annual financial statements to provide qualitative and quantitative information about fair value estimates. The guidance included in ASC 820 was effective for interim and annual periods ending after June 15, 2009. Early adoption for interim and annual periods ending after March 15, 2009 was permitted. The Company adopted the guidance included in ASC 820 as of June 30, 2009. It did not have a significant impact on the Company’s consolidated financial statements.
Financial Accounting Standards Board Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”)
FSP No. EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 became effective on January 1, 2009 and was codified by FASB into the Accounting Standards Codification 260, “Earnings Per Share.” It did not have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Codification 855 “Subsequent Events” (“ASC 855” and formerly Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”)
On May 28, 2009, the FASB issued FAS 165 to provide authoritative accounting guidance on management’s assessment of subsequent events. FAS 165 was codified by FASB into ASC 855 which incorporates existing U.S. auditing literature and clarifies that management is responsible for evaluating, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. ASC 855 was effective for the Company as of June 30, 2009 and did not have a significant impact on the Company’s financial statements.
Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets - an amendment to Statement No. 140,” (“FAS 166”)
FAS 166 amends FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. FAS 166 also requires additional disclosures about all continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period. FAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements. The FASB has not yet codified FAS 166.
Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”)
FAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. FAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements. The FASB has not yet codified FAS 167.
Accounting Standards Update No. 2009-05, “Topic 820 — Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value” (“ASU 2009-05”)
ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820 — Fair Value Measurements and Disclosures. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance was effective for the Company as of September 30, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2009-12, “Topic 820 — Fair Value Measurements and Disclosures - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”)
ASU 2009-12 permits, as a practical expedient, fair value of an investment that is within the scope of the ASU such as hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and fund of funds to be measured based on the net asset value of the investment or its equivalent as of the reporting entity’s measurement date. It also requires certain disclosures including any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments and the investment strategies of the investees. ASU 2009-12 is effective for interim and annual periods ending December 15, 2009. Early application is permitted. The Company will adopt ASU 2009-12 as of December 31, 2009 and it is not expected to have a significant impact on the Company’s consolidated financial statements.
NOTE C — COMPREHENSIVE INCOME (LOSS)
At September 30, 2009 and 2008, comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net loss	$(40,777)	$(3,448)	$(108,537)	$(23,001)
Unrealized gains (losses) on securities available for sale (net of tax)	2,851	(2,426)	3,497	(2,265)
Net reclassification adjustment	(908)	0	(1,047)	(138)

Comprehensive loss	$(38,834)	$(5,874)	$(106,087)	$(25,404)

NOTE D — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Equivalent shares of 558,000 and 918,000 related to stock options and stock settled appreciation rights for the periods ended September 30, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Basic:
Net loss available to common shareholders	$(41,714)	$(3,448)	$(111,348)	$(23,001)
Average shares outstanding	34,571,200	19,030,758	24,299,915	18,981,944

Basic EPS	$(1.21)	$(0.18)	$(4.58)	$(1.21)

Diluted:
Net loss available to common shareholders	$(41,714)	$(3,448)	$(111,348)	$(23,001)
Average shares outstanding	34,571,200	19,030,758	24,299,915	18,981,944
Net effect of employee restricted stock, stock options and stock settled appreciation rights	0	0	0	0

TOTAL	34,571,200	19,030,758	24,299,915	18,981,944

Diluted EPS	$(1.21)	$(0.18)	$(4.58)	$(1.21)

NOTE E — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE
In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The FASB issued ASC 820, formerly FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active on October 10, 2008. In April 2009, the FASB issued ASC 820, formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and it provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at September 30, 2009 and 2008 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2009
Available for sale securities	$342,742	—	$342,742	—
Loans held for sale	5,857	—	5,857	—
Loans (1)	121,762	—	17,707	$104,055
Derivative product assets, net	77	—	77	—
Other real estate owned (2)	26,819	—	26,819	—
September 30, 2008
Available for sale securities	$267,661	—	$267,661	—
Loans held for sale	2,701	—	2,701	—
Loans (1)	68,620	—	8,052	$60,568
Derivative product assets, net	28	—	28	—
Other real estate owned (2)	4,551	—	4,551	—

(1)
See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310, formerly SFAS 114, Accounting by Creditors for Impairment of a Loan. When appraisals are used to determine fair value and the appraisals are based on a market approach, the related loan’s fair value is classified as Level 2 input. The fair value of loans based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, are classified as Level 3 inputs.

(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360, formerly SFAS No. 144.

For derivative product assets and loans held for sale, the realized and unrealized gains and losses are included in earnings in noninterest income or net interest income, as appropriate, and were not material for the nine-month periods ended September 30, 2009 and 2008.
In April 2009, the FASB issued ASC 825 which changed the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods.
The following shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of September 30, 2009.

	September 30, 2009
	Carrying
(Dollars in thousands)	Value	Fair Value
Financial Assets
Cash and cash equivalents	$170,155	$170,155
Securities	362,038	361,612
Loans, net	1,455,716	1,463,885
Loans held for sale	5,857	5,857
Derivative product assets	77	77
Financial Liabilities
Deposit liabilities	1,761,287	1,772,018
Borrowings	133,850	130,305
Subordinated debt	53,610	17,160
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2009:
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
Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, etc. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans, except residential mortgages, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loan. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusting for prepayment assumptions using discount rates based on secondary market sources. The estimated fair value is not an exit price fair value under ASC 820 when this valuation technique is used.
Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers.
Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

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
NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES
At September 30, 2009 and 2008, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	2009		2008
	Recorded	Valuation	Recorded	Valuation
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Impaired loans without an allowance	$59,755	$0	$38,839	$0
Impaired loans with an allowance	110,335	16,533	38,252	8,471

Impaired loans	$170,090	$16,533	$77,091	$8,471

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted and the impairment has been measured using discounted cash flows.
The valuation allowance is included in the allowance for loan losses. Where appropriate the impaired loans were measured for impairment based on the value of underlying collateral. The majority of impaired loans are to residential real estate developers for construction and land development. These relationships, including the impaired balances, have been and continue to be assessed and evaluated to determine the probable loan loss. This evaluation includes obtaining current appraisal values for the properties held as collateral and assessing the value of personal guarantees, and requires significant management judgment. Depending on changes in circumstances involving each exposure, future assessments of probable losses may yield materially different results, which may result in a material increase or decrease in the allowance for loan losses through provisions for loan losses on our income statements.
Interest payments received on impaired loans are recorded as interest income, unless the collection of the remaining recorded investment is doubtful at that time, in which case, payments received are recorded as reductions to principal.
Nonaccrual loans and accruing loans past due 90 days or more at September 30, 2009 and 2008 were $153,981,000 and $48,000, respectively, for 2009 and $75,793,000 and $1,297,000, respectively for 2008.

NOTE G — CONTINGENCIES
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
The Company has evaluated events from the date of the consolidated financial statements on September 30, 2009 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q on November 9, 2009. No events were identified requiring recognition and/or disclosure in the consolidated financial statements.
As a result of the public issuance of common stock the Company has notified Treasury to reduce the Warrant it holds to purchase common stock by 50% to 589,625 shares.
NOTE H — REGULATORY CAPITAL
A common stock offering was completed during the third quarter of 2009 and added 33.7 million in new common shares and resulted in $70.5 million in additional Tier 1 common equity, net of issuance costs. In addition, the Company expects to close a firm commitment from a private equity firm in the fourth quarter of 2009 for 6 million shares and $13.5 million gross proceeds.
The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At September 30, 2009, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.
Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 7.50% and a total risk-based capital ratio of at least 12.00% as of March 31, 2009 with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.
NOTE I — LETTERS OF CREDIT
During the second quarter of 2009, the Company’s banking subsidiary utilized $43.0 million in letters of credit issued by the Federal Home Loan Bank (“FHLB”) to satisfy a portion of its pledging requirement to transact business as a qualified public depository within the state of Florida. The letters of credit had a term of one year with an annual fee equivalent to 5 basis points, or $21,500, amortized over the one year term of the letters. During the third quarter, the Company’s banking subsidiary utilized an additional $33.0 million in letters of credit issued by the FHLB with similar terms, and an annual fee of $16,500. No interest cost is associated with the letters of credit.

NOTE J — SECURITIES
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,196	$2	$—	$1,198
Mortgage-backed securities of Government Sponsored Entities	49,514	1,452	—	50,966
Collateralized mortgage obligations of Government Sponsored Entities	210,826	7,310	(240)	217,896
Private collateralized mortgage obligations	68,566	772	(2,032)	67,306
Obligations of state and political subdivisions	2,021	82	(1)	2,102
Other	3,274	—	—	3,274

	$335,397	$9,618	$(2,273)	$342,742

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$493	$—	$—	493
Private collateralized mortgage obligations	14,096	59	(564)	13,591
Obligations of state and political subdivisions	4,707	81	(2)	4,786

	$19,296	$140	$(566)	$18,870

	December 31, 2008
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$22,094	$286	$—	$22,380
Mortgage-backed securities of Government Sponsored Entities	59,500	1,035	(6)	60,529
Collateralized mortgage obligations of Government Sponsored Entities	200,812	4,806	(178)	205,440
Private collateralized mortgage obligations	27,106	—	(2,652)	24,454
Obligations of state and political subdivisions	2,021	51	(2)	2,070
Other	3,157	—	—	3,157

	$314,690	$6,178	$(2,838)	$318,030

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$1,960	$—	$(47)	$1,913
Private collateralized mortgage obligations	20,288	—	(1,758)	18,530
Obligations of state and political subdivisions	5,623	49	(6)	5,666

	$27,871	$49	$(1,811)	$26,109

Proceeds from sales of securities available for sale for the nine-month period ended September 30, 2009, were $56,663,000 with gross gains of $3,211,000 and no losses. Proceeds from sales of securities available for sale for the nine-month period ended September 30, 2008, were $13,391,000 with gross gains of $355,000 and no losses.
Securities with a carrying value of $269,875,000 and $273,032,000 and a fair value of $269,881,000 and $272,993,000 at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, other public deposits and trust deposits.
The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$—	$—	$1,196	$1,198
Due after one year through five years	1,472	1,484	—	—
Due after five years through ten years	2,524	2,552	791	836
Due after ten years	711	750	1,230	1,266

	4,707	4,786	3,217	3,300
Mortgage-backed securities of Government Sponsored Entities	—	—	49,514	50,966
Collateralized mortgage obligations of Government Sponsored Entities	493	493	210,826	217,896
Private collateralized mortgage obligations	14,096	13,591	68,566	67,306
No contractual maturity	—	—	3,274	3,274

	$19,296	$18,870	$335,397	$342,742

All of the Company’s securities at September 30, 2009 and December 31, 2008 which had unrealized losses were obligations of the state and political subdivisions, U.S. Government agencies or private label collateralized mortgage related securities. Management expects that all principal will be repaid at a par value at the date of maturity.

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Collateralized mortgage obligations of Government Sponsored Entities	$21,439	$(240)	$—	$—	$21,439	$(240)
Private collateralized mortgage obligations	7,510	(164)	29,037	(2,432)	36,547	(2,596)
Obligations of state and political subdivisions	—	—	1,549	(3)	1,549	(3)

Total temporarily impaired securities	$28,949	$(404)	$30,586	$(2,435)	$59,535	$(2,839)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of Government Sponsored Entities	$7,714	$(6)	$—	$—	$7,714	$(6)
Collateralized mortgage obligations of Government Sponsored Entities	12,450	(176)	1,914	(49)	14,364	(225)
Private collateralized mortgage obligations	—	—	42,983	(4,410)	42,983	(4,410)
Obligations of state and political subdivisions	503	(1)	1,517	(7)	2,020	(8)

Total temporarily impaired securities	$20,667	$(183)	$46,414	$(4,466)	$67,081	$(4,649)

During the second quarter 2009, the Company adopted ASC 320 formerly FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments.
The Company owned individual investment securities of $59.5 million with aggregate gross unrealized losses at September 30, 2009. Based on a review of each of the securities in the investment securities portfolio at September 30, 2009, the Company concluded that it expected to recover the amortized cost basis of its investment.
Approximately $2.6 million of the unrealized losses pertain to super senior private label securities secured by collateral originated prior to 2005 with a fair value of $36.5 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.
The Company also had $240,000 of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $21.4 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
The unrealized losses on debt securities issued by states and political subdivisions amounted to $3,000 at September 30, 2009. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of September 30, 2009, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities which have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2009.
Included in other assets are $13.9 million and $12.8 million at September 30, 2009 and December 31, 2008, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2009, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $13.9 million of cost method investment securities.
NOTE K — INCOME TAXES
The tax benefit for the net loss for the third quarter totaled $15.7 million. A deferred tax valuation allowance was recorded in a like amount, and therefore there was no change in the carrying value of net deferred tax assets which are supported by tax planning strategies. Should the economy show signs of improvement and the Company’s credit losses moderate in the future, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2009
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
During 2008, the Company’s banking subsidiary consolidated three branch locations in the first quarter and in the second quarter opened one new branch in Brevard County on Murrell Road.
Branch additions to bank premises and equipment over the past twelve months have been more than offset by depreciation of $3.5 million over the same period, resulting in a decrease in bank premises and equipment (net) of $1,254,000 at September 30, 2009, compared to September 30, 2008.
EARNINGS SUMMARY
Net loss available to common shareholders for the third quarter of 2009 totaled $(41,714,000) or $(1.21) per average common diluted share, as a result of continued increased credit costs. This compares to $(63,937,000) or $(3.35) per average common share in the second quarter of 2009 which included the write-off of $49.8 million of all of the Company’s goodwill (see “Goodwill Impairment” under “Critical Accounting Estimates”) and $(5,697,000) or $(0.30) per average common diluted share in the first quarter of 2009. In the third quarter a year ago, net loss available to common shareholders totaled $(3,448,000) or ($0.18) per average common diluted share.
As forecasted, the net interest margin continued to improve, increasing by 9 basis points during the third quarter of 2009 from the second quarter of 2009, and by 21 basis points during the second quarter of 2009 from the first quarter of 2009, after improving 12 basis points during the first quarter of 2009 from the fourth quarter of 2008. The Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates and its continuance of historically low interest rates, as well as our improved mix of deposits. The average cost of interest bearing liabilities was 15 basis points lower for the third quarter of 2009, compared to second quarter 2009, 40 basis points lower for the second quarter of 2009, compared to first quarter 2009, and was 47 basis points lower for the first quarter of 2009, compared to fourth quarter 2008, a total reduction of 102 basis points.

The improved mix of deposits reflects the continued success of our retail deposit growth initiatives. Signs of improved stability in home prices and greater transaction volumes increased fee income from residential real estate production during the first, second and third quarters of 2009.
Noninterest expenses increased by $0.5 million versus the prior year’s third quarter result, and were up $52.7 million for the nine-month period ended September 30, 2009, compared to 2008. The increase for the nine-month period was primarily a result of our write-off of $49.8 million of goodwill (see “Goodwill Impairment” under “Critical Accounting Estimates”) and a special Federal Deposit Insurance Corporation (FDIC) assessment of $996,000. We have managed our controllable overhead, with noninterest expenses (excluding the write-off of goodwill and the increase in FDIC assessments) virtually unchanged versus a year ago. While reductions in overhead occurred in salaries and wages, employee benefits, outsourced data processing costs, furniture and equipment expenses and marketing expenses, these reductions were almost entirely offset by higher legal and professional fees and costs to manage and liquidate foreclosed and repossessed property, reflecting economic conditions.
Our provision for loan losses was substantially higher than in the first and second quarter of 2009, with $45.4 million of provision for loan losses for the third quarter of 2009 compared to $26.2 million and $11.7 million for the second and first quarter of 2009, respectively. Provisions for loans losses were higher year over year for the first nine months of 2009 as a result of higher net charge-offs for 2009 and the Company increasing its allowance for loan losses to loans outstanding ratio to 3.25 percent, or 138 basis points since September 30, 2008.
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
Allowance and Provision for Loan Losses
The information contained on pages 32-35 and 42-50 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.
Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale
At September 30, 2009, securities designated as available for sale totaled $342,742,000. The fair value of the available for sale portfolio at September 30, 2009 was more than historical amortized cost, producing net unrealized gains of $7,345,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity. The Company made no change to the valuation techniques used to determine the fair values of securities during the first, second or third quarters of 2009. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.
The credit quality of the Company’s securities holdings is investment grade and higher. These securities, except for approximately $2.1 million of states and their political subdivision’s securities, as of September 30, 2009, generally are traded in highly liquid markets. Obligations of U.S. Treasury and U.S. Government agencies total $270 million, or 78.8 percent of the total portfolio. The remainder of the portfolio primarily consists of super senior private label securities secured by collateral originated prior to 2005. The collateral underlying these mortgage investments are 30- and 15-year fixed rate and 10/1 adjustable rate mortgage loans. Historically, these mortgage loans have had minimal foreclosures and losses.
These investments are reviewed quarterly for other than temporary impairment, or “OTTI”, by considering the following primary factors: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market inputs, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.
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

The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $7.1 million as of September 30, 2009, slightly less than at year-end 2008. The FHLB eliminated its dividend for the first quarter of 2009 but has since reinstated dividends, and instituted quarterly rather than daily repurchases of FHLB activity-based stock in February 2009. The Company accounts for the stock based on the industry guidance in ASC 942 formerly SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at September 30, 2009 totaling $7.1 million and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.
Realization of Deferred Tax Assets
Our wholly-owned subsidiary, Seacoast National, had a state deferred tax asset (“DTA”) of $5.5 million at December 31, 2008 reflecting the benefit of $101.3 million in net operating loss (“NOL”) carry-forwards, which will expire between 2027 and 2028. This deferred state tax asset resulted from the large provision for loan losses in 2008 related to Seacoast National’s residential construction and land development loan portfolio. Early recognition of and aggressive responses to unprecedented economic conditions have resulted in substantially higher loan loss provisions and losses for Seacoast National during 2008 and 2009. Our recognition of market conditions allowed for realignment of resources early in 2008 and significant reductions in residential construction and land development loan exposures which at September 30, 2009 continue to decline, totaling 3.8 percent of total loans compared to 7.8 percent at December 31, 2008 and 20.2 percent at their peak during 2007. Management believes that loan loss provisions will likely be much lower in the future over the 20-year carry-forward period for state NOLs. Seacoast National has been through other similar economic cycles in the past where provisioning for loan losses has been elevated followed by periods of lower risk and where little to no loan loss provisions were needed. It is management’s opinion that Seacoast National’s future taxable income will ultimately allow for the recovery of the NOL, and the utilization of its deferred tax assets.
As a result of the losses incurred in 2008, the Company was in a three-year cumulative pretax loss position at December 31, 2008. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a DTA from a forecast of future taxable income. The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time, given the uncertain economic conditions. Therefore, a valuation allowance of $5.5 million was recorded related to the Company’s state deferred tax asset at December 31, 2008. As a result of the third quarter loss a tax benefit of $15.7 million was recorded, however the Company also increased its DTA valuation allowance by the same amount. Should the economy show signs of improvement and our credit losses moderate, we anticipate that we could place increased reliance on our forecast of future taxable earnings, which would result in realization of additional future tax benefits.

Goodwill Impairment
After completing a second step goodwill impairment analysis during the third quarter of 2009, the preliminary conclusion that the entire value of goodwill was impaired in the second quarter of 2009 was confirmed.
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
RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the third quarter of 2009 totaled $19,101,000, increasing from 2009’s second quarter by $114,000 or 0.6 percent, but lower than third quarter 2008’s result by $85,000 or 0.4 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Third quarter 2008	$19,186	3.57%
Fourth quarter 2008	17,535	3.32
First quarter 2009	18,241	3.44
Second quarter 2009	18,987	3.65
Third quarter 2009	19,101	3.74

Fully taxable equivalent net interest income is a common term and measure used in the banking industry but is not a term used under U.S. generally accepted accounting principles (“GAAP”). We believe that these presentations of tax-equivalent net interest income and tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered an alternative to GAAP. The following information is provided to reconcile GAAP measures and tax equivalent net interest income and net interest margin on a tax equivalent basis.

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2008	2008
	(Dollars in thousands)
Non-taxable interest income	$105	$135	$139	$141	$145
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$19,101	$18,987	$18,241	$17,535	$19,186
Total net interest income (not TE)	19,051	18,920	18,174	17,467	19,117
Net interest margin (TE)	3.74%	3.65%	3.44%	3.32%	3.57%
Net interest margin (not TE)	3.73	3.64	3.43	3.31	3.56
Net interest margin on a tax equivalent basis improved 9 basis points to 3.74 percent for the third quarter of 2009 compared to the second quarter of 2009, and was higher by 17 basis points year over year. Net interest income and net interest margin have improved quarter over quarter during 2009, despite the challenging lending environment and the reduction of interest due to nonaccrual loans. Nonaccrual loans have been the primary forces adversely affecting our net interest income and net interest margin when comparing these returns for 2009 to the same periods in 2008.
The earning asset mix changed year over year. For the third quarter of 2009, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 77.6 percent, compared to 84.2 percent a year ago. Average securities as a percent of average earning assets increased from 13.3 percent a year ago to 17.6 percent during third quarter 2009 and federal funds sold and other investments increased to 4.8 percent from 2.5 percent over the same period in 2008. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with commercial and commercial real estate volumes representing 55.6 percent of total loans at September 30, 2009 (compared to 60.1 percent a year ago at September 30, 2008). This reflects our reduced exposure to commercial construction and land development loans on residential properties, which declined by $134.8 million from September 30, 2008 to September 30, 2009. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 39.9 percent of total loans at September 30, 2009 (versus 35.6 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for the third quarter 2009 was 4.98 percent, 80 basis points lower than for third quarter 2008, a reflection of the lower interest rate environment, as well as higher nonperforming loans. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd	2nd	1st	4th	3rd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2008	2008
Yield	4.98%	5.03%	5.16%	5.45%	5.78%
The yield on loans declined 75 basis points to 5.26 percent over the last twelve months. Nonaccrual loans totaling $154.0 million or 10.2 percent of total loans at September 30, 2009, versus $75.8 million or 4.3 percent of total loans a year ago, reduced the yield on our loan portfolio. The yield on investment securities was lower as well, decreasing 6 basis points year over year to 4.93 percent, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. The decline in yield on investment securities was less severe than the decline of 22 basis points reported year over year for second quarter 2009 and the 64 basis points decrease reported year over year for first quarter 2009, reflecting recent securities purchases at higher yields that improved the overall yield for the third quarter by 7 basis points from second quarter 2009, and second quarter 2009’s yield by 35 basis points from first quarter 2009. Federal funds sold and other investments yielded 0.67 percent for the third quarter 2009, lower when compared to 2.41 percent a year ago for the same period. The dramatic reduction in interest rates during 2008, with the Federal Reserve lowering the target federal funds rate to 0 to 25 basis points and the Treasury yield curve shifting lower, is expected to continue to limit opportunities to invest at higher interest rates prospectively.
Average earning assets for the third quarter of 2009 decreased $63.6 million or 3.0 percent compared to the second quarter of 2009. Average loan balances decreased $60.5 million or 3.7 percent to $1,571.2 million and average investment securities were $8.1 million or 2.2 percent lower, totaling $355.5 million, average federal funds sold and other investments increased $5.1 million or 5.5 percent to $97.2 million. The decline in average earning assets is consistent with reduced funding as a result of seasonal declines during the summer in public fund sweep repurchase agreements.
Commercial and commercial real estate loan production for the first nine months of 2009 totaled $15 million. In comparison, commercial and commercial real estate loan production for 2008 totaled $117 million, with $8 million in the fourth quarter, $33 million in the third quarter, $19 million in the second quarter and $57 million for the first quarter. Although we continue to make loans generally, economic conditions in the markets the Company serves are expected to result in negative loan growth in 2009. At September 30, 2009 the Company’s total commercial and commercial real estate loan pipeline was $46 million, versus $108 million at September 30, 2008.
Closed residential mortgage loan production for the third quarter of 2009 totaled $28 million, all of it was sold servicing-released. In comparison, $43 million in residential loans were produced in the second quarter of 2009, of which $24 million was sold servicing-released, $38 million in residential loans were produced in the first quarter of 2009, with $20 million sold servicing-released, and $22 million was produced in the third quarter of 2008, with $8 million sold servicing released. Applications for residential mortgages totaled $43 million during the third quarter of 2009 compared to $71 million and $92 million, respectively, for the second and first quarters of 2009. Third quarter is historically a seasonally weak quarter for home purchases. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased in 2009. Demand for new home construction is expected to remain soft in 2009 and into 2010.

During the third and second quarter of 2009, the sale of mortgage backed securities totaling $25.3 million and $29.5 million, respectively, resulted in securities gains of $1,425,000 and $1,786,000, respectively, for each quarter. Management believed these securities had minimal opportunity to further increase in value. During the third quarter of 2009 maturities (principally pay-downs) totaled $25.4 million and securities portfolio purchases totaled $47.3 million. In comparison, during the second quarter of 2009 maturities (principally pay-downs and one large maturity of $20 million) totaled $47.4 million and securities portfolio purchases totaled $64.2 million.
The cost of average interest-bearing liabilities in the third quarter of 2009 decreased 15 basis points to 1.50 percent from second quarter 2009 and was 114 basis points lower than for the third quarter of 2008, reflecting the lower interest rate environment. The following table details the cost of average interest bearing liabilities for the past five quarters:

	3rd	2nd	1st	4th	3rd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2008	2008
Rate	1.50%	1.65%	2.05%	2.52%	2.64%
The Company’s retail core deposit focus has produced strong growth in core deposit customer relationships when compared to the prior year’s results, and resulted in increased balances which offset planned certificate of deposit runoff during the first, second and third quarter of 2009. We have gained customers. A total of 1,622 new households were added in the third quarter of 2009, up 10.2 percent compared to the second quarter of 2009, and comparing to 1,566 new households in the third quarter of 2008. The improved deposit mix and lower rates paid on interest bearing deposits during the third quarter of 2009 reduced the overall cost of interest bearing deposits to 1.47 percent, 20 basis points lower than in the second quarter of 2009 and 113 basis points lower than in the third quarter a year ago. Still a significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 52.7 percent in the third quarter of 2009, although this was lower than the average of 56.3 percent a year ago, as a result of customers shifting balances from these lower rate products to certificates in this low interest rate environment. The average rate for lower cost interest bearing deposits for the third quarter of 2009 was 0.58 percent, down by 13 basis points from the second quarter of 2009 and down 122 basis points from the third quarter of 2008. Certificate of deposit (“CD”) rates paid were also lower compared to the second quarter of 2009 and third quarter of 2008, lower by 35 basis points and 119 basis points, respectively, and averaged 2.45 percent for the third quarter of 2009. Average CDs (the highest cost component of interest bearing deposits) were 47.3 percent of interest bearing deposits for third quarter 2009, a higher percentage than a year ago when the percentage was 43.7 percent.

Average deposits totaled $1,737.9 million during the third quarter of 2009, and were $35.2 million lower compared to second quarter 2009, due primarily to lower average customer balances as a result of normal seasonal declines and a planned reduction of brokered deposits of $9 million. Total average sweep repurchase agreements for the third quarter were $50.5 million lower as a result of normal seasonal funding trends for public fund customers. Total average deposits plus sweep repurchase agreements totaled $1,824.2 million during the third quarter of 2009, down $85.7 million or 4.5 percent from second quarter 2009. Average total deposits declined $139.9 million or 7.5 percent compared to the same period in 2008, principally as a result of deposit declines in the Company’s central Florida region (resulting from slower economic growth). The average aggregate amounts of NOW, savings and money market balances decreased $121.1 million or 13.6 percent to $771.3 million for third quarter 2009 compared to third quarter 2008, noninterest bearing deposits decreased $20.0 million or 6.8 percent to $274.0 million, and average CDs increased by $1.1 million or 0.2 percent to $692.6 million. As a result of the low interest rate environment, customers have deposited more funds into CDs, while maintaining lower average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. In addition, Seacoast National joined the Certificate of Deposit Registry program (“CDARs”) on July 1, 2008, which allows customers to have CDs safely insured beyond the FDIC deposit insurance limits. This benefited our deposit retention efforts during the recent financial market disruption and provided a new product offering to homeowners’ associations concerned with FDIC insurance coverage.
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
Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of the Company’s bank subsidiary, which decreased $50.5 million or 36.9 percent from the second quarter of 2009 but increased $3.5 million or 4.3 percent from the third quarter of 2008. Most of the increase in average sweep repurchase agreement balances was due to efforts to reduce FDIC insurance costs by migrating public fund deposits beginning late in the fourth quarter of 2008; these public funds reach their normal seasonal lows during the third quarter each year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $65.1 million that have not changed since year-end 2007.
Company management believes its market expansion, branding efforts and retail deposit growth strategies have produced new relationships and core deposits, which has assisted in maintaining a stable net interest margin. Reductions in nonperforming assets also are expected to aid in increasing the Company’s future net interest margin.

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
The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under ASC 310 formerly SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and SFAS No. 118 Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures, as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450 formerly SFAS No. 5, Accounting for Contingencies. For the third quarter ended September 30, 2009, the provision for loan losses was $45.4 million, higher than 2008’s third quarter provision for loan losses of $10.2 million, and higher than the $11.7 million and $26.2 million in provisioning for the first and second quarter of 2009, respectively.
The provision for loan losses was $5.2 million more than net charge-offs of $40.1 million. Net charge-offs were 10.14 percent of average total loans in the third quarter of 2009. In the first and second quarter of 2009, provisions for loan losses were $11.1 million and $3.1 million more than net charge-offs of $15.1 million (or 3.71 percent of average total loans) and $8.5 million (or 2.07 percent of average total loans), respectively. In comparison, net charge-offs were $4.4 million, $33.5 million and $9.3 million in the first, second and third quarters of 2008, respectively, and $81.1 million for the entire year. Net charge-offs during 2008 and 2009 were primarily due to higher net charge-offs of commercial construction and land development loans financing residential development, which reflected housing market declines. A downturn in residential real estate prices and sales has negatively affected the entire industry since mid-2006 and the Company began a comprehensive effort to reduce its exposure in early 2007. With timely and more aggressive collection efforts, loan sales, and charge-offs, residential construction and land development loans declined $135 million from September 30, 2008 and now represent 3.8 percent of total loans at September 30, 2009. The reduction in the Company’s exposure should reduce earnings volatility from this portfolio in the future.

The following table details the Company’s reduced exposure to large residential construction and land development loans over the past five quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining by almost 82 percent from $98.3 million at September 30, 2008 to $17.8 million, or approximately 7 percent of risk-based capital, at September 30, 2009. All of the remaining $17.8 million in loans greater than $4 million are classified as nonperforming, and of the $39.8 million in loans less than $4 million, $16.4 million or 41.2 percent are nonperforming:
QUARTERLY TRENDS — LOANS AT END OF PERIOD
(Dollars in Millions)

							2009
		2008		2009			Nonperforming
		3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	3rd Qtr	No.
Residential Construction and Land Development
Condominiums	>$4 mil	$19.6	$8.6	$8.4	$7.9	$5.3	$5.3	1
	<$4 mil	13.0	8.8	7.9	8.8	3.7	0.9	1
Town homes	>$4 mil	17.1	—	—	—	—	—	—
	<$4 mil	4.6	6.1	4.2	2.3	—	—	—
Single Family Residences	>$4 mil	13.5	11.9	6.6	6.5	—	—	—
	<$4 mil	23.7	14.9	13.9	10.3	7.1	1.8	10
Single Family Land & Lots	>$4 mil	40.3	22.1	21.8	21.8	5.9	5.9	1
	<$4 mil	29.9	30.7	29.6	21.5	19.5	9.5	21
Multifamily	>$4 mil	7.8	7.8	7.8	7.8	6.6	6.6	1
	<$4 mil	22.9	19.0	17.0	9.8	9.5	4.2	6

TOTAL	>$4 mil	98.3	50.4	44.6	44.0	17.8	17.8	3
TOTAL	<$4 mil	94.1	79.5	72.6	52.7	39.8	16.4	38

GRAND TOTAL		$192.4	$129.9	$117.2	$96.7	$57.6	$34.2	41

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
After completing a review of internally criticized commercial real estate exposures late in the third quarter, a number of performing loans were identified that may not be able to continue to perform in accordance with existing repayment terms. These loans were placed on nonaccrual status and evaluated for impairment. This action contributed to the increase in nonperforming loans. It is anticipated that many of these loans will be restructured in the next few months as troubled debt restructures or sold.
During the third quarter of 2009, the commercial real estate portfolio (not related to residential construction and land development) nonaccrual loans increased from $2.1 million at June 30, 2009 to $21.8 million at September 30, 2009, and nonaccrual loans for commercial real estate mortgages increased from $19.7 million at June 30, 2009 to $53.3 million at September 30, 2009. Of the $21.7 million in commercial construction and land development loans and $53.3 million in commercial real estate mortgages on nonaccrual, $12.9 million and $28.8 million, respectively, were performing at September 30, 2009.

Since year-end 2008, nonaccrual loans increased by $67.0 million to $154.0 million at September 30, 2009, and were $78.2 million higher than at September 30, 2008 (see “Nonperforming Assets”). Loans declined $221.7 million or 11.7 percent during 2008 and have declined an additional $172.2 million or 10.3 percent since year-end 2008 (see “Loan Portfolio”). For the remainder of 2009, the Company’s loan portfolio is expected to experience further declines.
The Congress and bank regulators are encouraging recipients of TARP capital to use such capital to make loans and the Company has successfully increased its residential mortgage production. Congressional demands for additional lending by TARP capital recipients and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” A total of 236 applications were accepted in the third quarter of 2009 for total residential mortgage loans of $43 million, and 966 applications were taken in the first nine months for $208 million. Closed residential mortgage loans totaled $28 million for the quarter, compared to $38 million and $43 million for the first and second quarters of 2009, respectively. In addition, a total of 73 applications were received seeking restructured mortgages, compared to 93 and 102 in the first and second quarters of 2009, respectively. The Company continues to lend, and we have expanded our mortgage loan originations. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to be limited.
NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $4,627,000 for the third quarter of 2009, $178,000 or 3.7 percent lower than the second quarter of 2009 and $533,000 or 10.3 percent lower than the third quarter of 2008. Noninterest income accounted for 19.5 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the third quarter of 2009 compared to 21.3 percent a year ago. Noninterest income for the third quarter of 2009, the second quarter of 2009, and third quarter of 2008 is detailed as follows:

	3rd Qtr	2nd Qtr	3rd Qtr
	2009	2009	2008

Service charges on deposits	$1,732	$1,562	$1,894
Trust income	517	480	597
Mortgage banking fees	337	488	216
Brokerage commissions and fees	326	388	452
Marine finance fees	249	331	371
Debit card income	674	673	620
Other deposit-based EFT fees	73	85	82
Merchant income	371	448	510
Other income	348	350	418

Total	$4,627	$4,805	$5,160

For 2009, third quarter revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year, by $206,000 or 19.6 percent, and were $25,000 or 2.9 percent below second quarter 2009’s result. Of the $206,000 decrease, trust revenue was lower by $80,000 or 13.4 percent and brokerage commissions and fees were lower by $126,000 or 27.9 percent. Included in the $126,000 decline in brokerage commissions and fees was a decline of $102,000 in revenue from insurance annuity sales year over year reflecting the lower interest rate environment, and a $15,000 reduction in brokerage commissions. Lower inter vivos trust and agency fees were the primary cause for the decline in trust income, as these decreased $11,000 and $62,000, respectively, from 2008, as well as lower testamentary fee income, which decreased $6,000. Economic uncertainty and declines in asset values were the primary issue affecting clients of the Company’s wealth management services during 2008 and has continued to affect these services in 2009. For the nine months ended September 30, 2009, income from the Company’s wealth management services was $770,000 or 22.5 percent lower compared to 2008.
Service charges on deposits for third quarter 2009 are $162,000 or 8.6 percent lower year over year versus third quarter 2008, but were $170,000 or 10.9 percent above second quarter 2009’s service charges. Overdraft income was the primary cause, as this declined $148,000 compared to the third quarter of 2008 and increased $172,000 compared to the second quarter of 2009. Overdraft fees represented approximately 78 percent of total service charges on deposits for the third quarter 2009, comparable to 78 percent for all of 2008. Growth rates for remaining service charge fees on deposits have been nominal or declining, as the trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining higher deposit balances. Year-to-date service charges on deposits for 2009 decreased $677,000 year over year to $4,879,000.
For the third quarter of 2009, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National decreased $122,000, or 32.9 percent, compared to the third quarter of 2008, and were lower by $82,000 compared to second quarter 2009. Year to date marine finance fees are $1,061,000 or 53.4 percent lower when compared to results for the first nine months of 2008. The Seacoast Marine Division originated $20 million in loans during the first and second quarters of 2009, and $15 million during the third quarter of 2009 (a total of $55 million year-to-date), compared to $44 million, $55 million and $24 million in each of the first, second and third quarters of 2008, respectively, and $123 million for the first nine months of 2008. As economic conditions deteriorated significantly during 2008, attendance at boat shows by consumers, manufacturers, and marine retailers was lower than in prior years, and as a result marine sales and loan volumes were lower and are predicted to continue to be lower in 2009. The boating industry is contracting, with a number of manufacturers consolidating or predicted to consolidate. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida and California. The California office serves California, Washington and Oregon.
Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For third quarter 2009, debit card income increased $54,000 or 8.7 percent from third quarter a year ago, and was nominally higher than second quarter 2009’s income. Other deposit-based electronic funds transfer (“EFT”) income decreased $9,000 or 11.0 percent in 2009, compared to third quarter 2008, and decreased $12,000 or 14.1 percent from second quarter 2009’s revenue. Debit card and other deposit-based EFT revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. During 2009, our other deposit-based EFT income was adversely affected by lower fees from non-customers utilizing Seacoast National’s automatic teller machines (“ATMs”) which likely reflected the economic recession and tourist and vacation activity.

Merchant income was $139,000 or 27.3 percent lower for the third quarter of 2009, compared to one year earlier, and $77,000 or 17.2 percent lower than for the second quarter of 2009. Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with Seacoast National. Over the past few years, expansion into new markets favorably impacted our merchant income, but continued economic weakness and related effects on consumer spending have more than offset our geographic expansion. Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity. For the first nine months of 2009, merchant income was $557,000 or 29.1 percent lower than a year ago.
The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the third quarter of 2009 increased $121,000 or 56.0 percent from the third quarter of 2008, and were $151,000 less than in the second quarter of 2009. Mortgage banking fees year-to-date were $390,000 or 41.8 percent higher than for the first nine months of 2008. Mortgage banking revenue as a component of overall noninterest income was diminished during 2008. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company may have opportunities in markets it serves in 2009 and 2010 as tighter credit and reduced capital have limited the ability of some of our competitors. The Company also began offering FHA loans during the second quarter of 2009, a product previously not offered.
Other income for the third quarter of 2009 decreased $70,000 or 16.7 percent compared to third quarter a year ago, and was nominally lower than second quarter 2009’s result. Most line items in other income were slightly lower year over year, including research fees, wire transfer fees, letter of credit fees, foreign exchange fees, late fees, and miscellaneous other fees. For the first nine months of 2009, other income declined $374,000 or 25.8 percent when compared to 2008. The comparison of other income between the first nine months of 2009 and the same period of 2008, was affected by $305,000 of additional income realized upon the redemption of Visa®, Inc. shares in the first quarter of 2008 as part of Visa’s initial public offering.
NONINTEREST EXPENSES
When compared to the third quarter of 2008, total noninterest expenses increased by $520,000 or 2.6 percent to $20,506,000, and were $719,000 or 3.4 percent lower than second quarter 2009’s expenses, excluding the write-off for goodwill impairment totaling $49,813,000. For the nine months ended September 30, 2009 excluding the impairment write-down of goodwill of $49,813,000, noninterest expenses were $2,909,000 or 5.0 percent higher versus a year ago, totaling $61,066,000. Noninterest expenses year-to-date for 2009 include a special assessment imposed by the Federal Deposit Insurance Corporation (“FDIC”) in the second quarter totaling $996,000, and deposit insurance premiums that were $1,920,000 higher due to the FDIC’s deposit insurance premium rates more than doubling. Noninterest expenses in 2009 have been in line with our expectations and have included $5.0 million of annual expense reductions implemented and effective as of January 1, 2009. Salaries, wages and benefits (excluding one-time severance payments) declined $1,561,000 or 16.6 percent from a year ago for the third quarter, and were $3,818,000 or 13.4 percent lower for the first nine months compared to the same period in 2008, a result of consolidating branches and centralization of management by combining markets. Cost reductions were also achieved in data processing, furniture and equipment expenses, and marketing, all of which declined compared to the prior year.

Salaries and wages for the third quarter of 2009 decreased by $1,115,000 or 14.5 percent to $6,598,000 compared to the prior year same period, and for the nine month period ended September 30, 2009, were $2,829,000 or 12.3 percent lower. Reduced headcount (including the branch consolidations in 2008) and limited accruals for incentive payments due to lower revenues generated from wealth management and weak lending production were the primary causes of these decreases in 2009 compared to 2008. As noted in prior management discussions, the Company has eliminated incentive payouts for senior officers and limited 401K contributions by the Company, cost savings that will remain in effect until the Company produces meaningful earnings improvements. Severance payments during the third quarter of 2009 totaled $142,000, which were $38,000 more than the same period of 2008. Base salaries were $739,000 lower year over year, and 10.7 percent lower than in the third quarter of 2008. Full-time equivalent employees (“FTEs”) totaled 413 at September 30, 2009, 13.6 percent less than the 478 FTEs at September 30, 2008.
Employee benefit costs decreased $408,000 or 23.1 percent to $1,362,000 from the third quarter of 2008, and were $628,000 or 11.4 percent lower for the nine months ended September 30, 2009. The Company recognized higher claims experience in the first six months of 2009 for its self-funded health care plan compared to 2008, with the expectation that these costs would be lower in future periods due to lower FTE’s resulting in fewer participants in the plan for 2009 and larger discounts on services under a more comprehensive network of doctors, hospitals, etc. During the third quarter of 2009, the Company in fact had improved experience, with group health care costs declining $148,000 or 15.1 percent compared to third quarter 2008 and $316,000 or 27.6 percent from second quarter 2009’s costs. In addition to these benefit cost decreases, we achieved a $55,000 reduction in payroll taxes year over year compared to third quarter 2008 and profit sharing accruals for the Company’s 401K plan were reduced by $205,000.
Outsourced data processing costs totaled $1,705,000 for the third quarter of 2009, a decrease of $98,000 or 5.4 percent from a year ago. For the latest nine months, outsourced data processing costs were 6.9 percent lower year over year. Seacoast National utilizes third parties for its core data processing systems and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed. Merchant income and merchant services processing costs were lower year over year, with fewer transactions occurring at local businesses reflecting the poorer economy (see “Noninterest Income”). Merchant services processing expenses were $116,000 lower than a year ago for the third quarter, and were $171,000 lower the first and second quarters of 2009, an aggregate decline of $458,000. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Total occupancy, furniture and equipment expenses decreased $65,000 or 2.3 percent to $2,747,000 versus third quarter results last year, and were $116,000 or 1.4 percent lower for the nine months ended September 30, 2009 than in the same period of 2008. This comparison is affected by the sale of certain assets (including leasehold improvements) at closed WalMart locations, which netted the Company approximately $90,000 more than the carrying value of the assets sold in 2008. For the third quarter of 2009, lease payments for bank premises decreased $53,000 year over year and depreciation was $26,000 lower, partially offset by repair and maintenance costs increasing $18,000.
Marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $94,000 or 17.2 percent to $639,000 when compared to a year ago for the third quarter, but were $466,000 or 23.1 percent lower for the nine months ended September 30, 2009, versus a year ago. Agency production, printing and media costs (including newspaper, radio and television) were $115,000 higher for the third quarter 2009, compared to 2008 for the same period. Sales promotion and public relations costs were higher as well, by $10,000 and $25,000, respectively, reflecting branding efforts in the community. Partially offsetting, market research, business meals and donations, were lower by $16,000, $18,000 and $22,000, respectively, than the third quarter of 2008. For the nine months ended September 30, 2008, marketing cost reductions in agency related costs, donations, market research, public relations and business meals were $242,000, $66,000, $41,000, $68,000 and $81,000, respectively, were realized year over year.
Legal and professional fees totaled $1,653,000 for the third quarter of 2009, a decrease of $34,000 or 2.0 percent from the third quarter of 2008. Legal fees were $147,000 higher year over year, primarily due to problem asset resolution. Regulatory examination fees and CPA fees on an aggregate basis were $135,000 lower for 2009, as were professional fees by $46,000, compared to the third quarter of 2008. Legal and professional fees were $1,103,000 or 31.1 percent higher in the first nine months of 2009 compared to the same period last year, primarily because of an increase in legal fees of $1,172,000 due to problem asset resolution.
In addition, professional fees have been higher during this period of increased regulatory compliance. The Company used the consulting services of a former bank regulator who is on the Seacoast National’s Board of Directors (non-independent director) to assist the Bank with its compliance with the formal agreement and its recent regulatory examination. For the three months and nine months ended September 30, 2009 the Bank paid $140,000 and $385,000 respectively, for these services.
The FDIC one-time credit for insurance premiums issued in 2007 was applied to reduce insurance assessments during the first quarter of 2008. As a result, FDIC assessments for the first quarter of 2008 totaled only $59,000 and for the second quarter and third quarter of 2008 totaled $392,000 and $543,000, respectively, whereas FDIC assessments for the first, second and third quarters of 2009 totaled $877,000, $2,026,000 and $1,007,000, respectively. The second quarter 2009 assessment included a special assessment of $996,000, based upon 5 basis points of total assets less Tier 1 risk-based capital. In addition, on April 1, 2009 a higher base assessment went into effect (increasing from 17 basis points to 20 basis points) as well as the FDIC’s implementation of a more complex risk-based formula to calculate assessments. FDIC assessments were mitigated to some degree by Seacoast National working with public fund depositors to move deposits into sweep repurchase agreements, lessening the amount of deposits subject to the higher FDIC assessment rates recently approved for 2009. The FDIC recently approved a prepayment of assessments for the next three years plus fourth quarter 2009’s assessment in December 2009. The Company anticipates that FDIC insurance costs are likely to rise, with more special assessments possible over time due to declines in the FDIC’s Deposit Insurance Fund.

Net losses on other real estate owned and other asset dispositions totaled $2,065,000 for the third quarter of 2009, versus $255,000 a year ago for the third quarter. For the nine month period ended September 30, 2009, net losses were $4,007,000, compared to $841,000 for the nine-month period ended September 30, 2008. Other real estate owned grew during the quarter and while the pace of growth in nonaccrual loans is expected to moderate, costs associated with the management of other real estate owned and other repossessed assets will likely be heightened as problem assets migrate toward liquidation.
Remaining noninterest expenses decreased $128,000 or 4.5 percent to $2,730,000 when comparing the third quarter of 2009 to the same quarter a year ago, and decreased $71,000 or 0.9 percent to $8,136,000 when comparing the first nine months of 2009 to the same period in 2008. Benefiting 2008’s first quarter was a $130,000 reversal of an accrual for the Company’s portion of Visa® litigation and settlement costs, as a result of Visa’s successful IPO. Increasing year over year for the first nine months of 2009 were telephone and data lines (up $17,000), correspondent bank clearing charges (up $152,000, because lower analysis credits provided for compensating balances in the current lower interest rate environment make the payment of charges more sensible), directors’ fees (up $143,000, reflecting more frequent meetings than a year ago), employee placement fees (up $69,000, principally headhunter fees), and higher losses associated with robbery and customer fraud (up $324,000). More than offsetting were decreases in expenditures for stationery, printing and supplies (down $120,000), postage and courier costs (down $52,000, primarily overnight services), insurance costs (down $131,000, including property and casualty as well as other liability coverage), education (down $25,000, with fewer education programs offered internally), travel related costs (down $152,000, including mileage reimbursement, airline and hotel costs), bank paid closing costs (down $80,000, as home equity line costs paid by Seacoast National have been limited), and origination fees for marine loan production (down $171,000).
INCOME TAXES
Income tax benefits year to date 2009 were 10.0 percent of loss before taxes, compared to 32.6 percent for all of 2008. The lower benefit for 2009 resulted primarily from no tax benefit on the goodwill impairment of $49.8 million and a valuation allowance that offset the tax benefit for the third quarter of 2009.
The tax benefit for the net loss for the third quarter totaled $15.7 million. The deferred tax valuation allowance was increased by a like amount, and therefore there was no change in the carrying value of deferred tax assets which are supported by tax planning strategies. Should the economy show signs of improvement and our credit losses moderate, we anticipate that we could place increased reliance on our forecast of future taxable earnings, which would result in realization of additional future tax benefits.

FINANCIAL CONDITION
CAPITAL RESOURCES
The Company’s ratio of shareholders’ equity to period end total assets was 8.43 percent at September 30, 2009, compared with 9.33 percent at December 31, 2008, and 8.29 percent one year earlier at September 30, 2008. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Corporation’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Corporation. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.
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
The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast National or us, respectively. Under a recently adopted Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company, such as Seacoast, should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with the its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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
In December 2008, the Company sold $50.0 million in Series A Perpetual Preferred Stock and warrants to purchase Company common stock to the Treasury under the TARP Capital Purchase Program, which further strengthened the Company’s already “well-capitalized” status. In addition, during the third quarter of 2009, the Company successfully enhanced capital by selling $89 million in Company common stock, with approximately $76 million supplementing capital during the quarter. An additional $13 million from this sale of Company common stock is expected to settle in the fourth quarter of 2009. As a result, the Company’s capital position remains strong with a total risk-based capital ratio of 16.21 percent at September 30, 2009, higher than December 31, 2008’s ratio of 14.00 percent and higher than 11.69 percent at September 30, 2008.
As a result of the public issuance of common stock the Company has notified Treasury to reduce the Warrant it holds to purchase common stock by 50% to 589,625 shares.
At September 30, 2009, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
September 30, 2009:
Tier 1 capital ratio	14.94%	11.89%	6%
Total risk-based capital ratio	16.21%	13.17%	10%
Tier 1 leverage ratio	10.38%	8.26%	5%

*	For subsidiary bank only

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
LOAN PORTFOLIO
Total loans (net of unearned income) were $1,504,566,000 at September 30, 2009, $238,060,000 or 13.7 percent less than at September 30, 2008, and $172,162,000 or 10.3 percent less than at December 31, 2008. The following table details loan portfolio composition at September 30, 2009, December 31, 2008 and September 30, 2008:

	Sept. 30,	Dec. 31,	Sept. 30,
(In thousands)	2009	2008	2008
Construction and land development
Residential	$57,663	$129,899	$192,460
Commercial	128,636	209,297	226,763

	186,299	339,196	419,223
Individuals	41,812	56,047	65,766

	228,111	395,243	484,989
Real estate mortgage
Residential real estate
Adjustable	325,912	328,992	316,484
Fixed rate	89,456	95,456	93,385
Home equity mortgages	83,929	84,810	84,357
Home equity lines	59,664	58,502	59,692

	558,961	567,760	553,918
Commercial real estate	584,515	557,705	539,406

	1,143,476	1,125,465	1,093,324
Commercial and financial	65,954	82,765	88,549
Installment loans to individuals	66,739	72,908	75,296
Other loans	286	347	468

Total	$1,504,566	$1,676,728	$1,742,626

Overall loan growth was negative when comparing outstanding balances at September 30, 2009 to September 30, 2008, as a result of the economic recession, including lower demand for commercial loans, and the Company’s successful divestiture of residential construction and land development loans (including $38 million and $29 million that were sold during the third and fourth quarters of 2008, respectively). By reducing the Company’s exposure to residential construction and development loans, the overall risk profile has improved, and we seek better earnings performance and reduced risk in future quarters.

As shown in the table above, commercial real estate mortgage loans increased $45,109,000 or 8.4 percent from September 30, 2008 to $584,515,000 at September 30, 2009 while residential mortgage loans combined increased $5,043,000 or 0.9 percent to $558,961,000. More than offsetting the net increase in real estate mortgages were declines from September 30, 2008 in residential construction and land development loans of $134,797,000 or 70.0 percent to $57,663,000 at September 30, 2009, commercial construction and land development loans of $98,127,000 or 43.3 percent to $128,636,000, residential construction and lot loans to individuals of $23,954,000 or 36.4 percent to $41,812,000, commercial and financial loans of $22,595,000 or 25.5 percent to $65,954,000, and installment loans to individuals of $8,557,000 or 11.4 percent to $66,739,000 at September 30, 2009.
Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at September 30, 2009 and September 30, 2008:

September 30	2009			2008
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$9.0	$0.2	$9.2	$32.6	$4.2	$36.8
Town homes	—	—	—	21.7	—	21.7
Single family residences	7.1	1.4	8.5	37.2	7.1	44.3
Single family land & lots	25.4	0.4	25.8	70.2	0.4	70.6
Multifamily	16.1	—	16.1	30.7	12.6	43.3

	57.6	2.0	59.6	192.4	24.3	216.7
Commercial:
Office buildings	13.8	0.6	14.4	27.8	2.1	29.9
Retail trade	23.0	0.9	23.9	68.5	8.9	77.4
Land	50.8	0.9	51.7	73.9	11.7	85.6
Industrial	8.2	0.4	8.6	20.7	0.6	21.3
Healthcare	4.8	1.5	6.3	—	—	—
Marina	28.1	0.2	28.3	30.5	3.9	34.4
Other	—	—	—	5.4	0.9	6.3

	128.7	4.5	133.2	226.8	28.1	254.9

	186.3	6.5	192.8	419.2	52.4	471.6
Individuals:
Lot loans	30.7	—	30.7	38.4	—	38.4
Construction	11.1	6.8	17.9	27.4	11.6	39.0

	41.8	6.8	48.6	65.8	11.6	77.4

Total	$228.1	$13.3	$241.4	$485.0	$64.0	$549.0

*
Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $186,299,000 at September 30, 2009 and $419,223,000 at September 30, 2008:

	% of Total
	Construction
	and Land Development
	Loans
Florida County	2009	2008

Palm Beach	24.6	18.7
St. Lucie	13.8	16.2
Indian River	11.9	11.4
Brevard	9.3	6.5
Highlands	8.4	3.7
Miami-Dade	8.2	2.3
Volusia	6.7	5.2
Martin	4.6	11.0
Orange	3.4	7.3
Broward	2.7	1.5
Okeechobee	1.7	1.8
Collier	1.6	0.7
Marion	1.0	0.6
Hendry	0.8	0.4
Charlotte	0.5	0.7
Lake	0.3	0.7
Pinellas	0.3	0.0
Bradford	0.0	0.7
Dade	0.0	3.7
Osceola	0.0	3.6
Lee	0.0	2.9
Other	0.2	0.4

Total	100.0	100.0

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2009 aggregated to $174.9 million (versus $232.5 million a year ago) and for the top 45 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $441.6 million (compared to 54 relationships aggregating to $618.3 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at September 30, 2009 and 2008:

September 30	2009			2008
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$144.2	$1.5	$145.7	$143.6	$2.2	$145.8
Retail trade	151.4	—	151.4	101.6	1.1	102.7
Industrial	89.3	2.0	91.3	92.2	1.6	93.8
Healthcare	25.4	0.6	26.0	31.6	0.8	32.4
Churches and educational facilities	30.8	0.1	30.9	35.6	0.1	35.7
Recreation	3.3	0.5	3.8	1.8	0.4	2.2
Multifamily	35.1	0.7	35.8	19.2	0.7	19.9
Mobile home parks	5.6	—	5.6	3.1	—	3.1
Lodging	25.6	—	25.6	26.7	0.1	26.8
Restaurant	5.0	—	5.0	8.6	—	8.6
Agriculture	12.0	1.2	13.2	8.7	0.4	9.1
Convenience Stores	22.8	—	22.8	23.6	—	23.6
Other	34.0	0.5	34.5	43.1	1.2	44.3

Total	$584.5	$7.1	$591.6	$539.4	$8.6	$548.0

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $361 million and $224 million, respectively, at September 30, 2009, compared to $310 million and $229 million, respectively, a year ago.
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
Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. At September 30, 2009, approximately $326 million or 58 percent of the Company’s residential mortgage loan balances were adjustable, compared to $316 million or 57 percent a year ago. Loans secured by residential properties having fixed rates totaled approximately $173 million at September 30, 2009, of which 15- and 30-year mortgages totaled approximately $32 million and $58 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. The Company also has a small home equity line portfolio totaling approximately $60 million at September 30, 2009. In comparison, loans secured by residential properties having fixed rates totaled approximately $178 million at September 30, 2008, with 15- and 30-year fixed rate residential mortgages totaling approximately $37 million and $56 million, respectively.
Commercial loans decreased and totaled $65,954,000 at September 30, 2009, compared to $88,549,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a sluggish local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaling $66,739,000 (versus $75,296,000 a year ago), real estate construction loans to individuals secured by residential properties totaling $11,071,000 (versus $27,392,000 a year ago), and residential lot loans to individuals totaling $30,741,000 (versus $38,374,000 a year ago).
At September 30, 2009, the Company had commitments to make loans (excluding unused home equity lines of credit) of $105,486,000, compared to $191,812,000 at September 30, 2008.
Supplemental trend schedules with details regarding line items have been added to show changes in the composition of loans outstanding by quarter since the end of 2006. See “Supplemental Tables”.
ALLOWANCE FOR LOAN LOSSES
Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $48,850,000 at September 30, 2009, $16,202,000 greater than one year earlier and $19,462,000 more than at December 31, 2008. The allowance for loan losses framework has three basic elements: specific allowances for loans individually evaluated for impairment, a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated, and qualitative elements which are subjective and require a high degree of management judgment and are based on our views of other inherent risk factors, models and estimates, including changes in the economy and relevant markets. Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.
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
Its estimate includes consideration of the level of unemployment which is incorporated into the overall allowance. In addition, the portfolio is segregated into a graded loan portfolio, residential, installment, home equity, and unsecured signature lines and loss factors are calculated for each portfolio. The loss factors assigned to the graded loan portfolio are based on historical migration of actual losses by grade and a range of losses over various periods. Loss factors for the other portfolios are based on historical losses over prior 12 months and prospective factors that consider loan type, delinquencies, loan to value, purpose of the loan, and type of collateral.

In general, collateral values for residential real estate have declined since 2006 with values being more stable over the last nine months. The decline in residential collateral values have impacted our actual loan losses and are expected to continue to do so in the future. Loans originated during the years 2005-2007 have seen property values decline approximately 50% from their original appraised values with less stress on loans originated in other years. Residential loans that become 90 days past due are placed on nonaccrual. A specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due supported by a current appraisal, consistent with current banking regulations. Specific reserves and write downs are currently at 25% of all residential loans on nonacrrual including an estimate for disposition costs.
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
The allowance as a percentage of loans outstanding has increased from 1.87 percent at September 30, 2008 and 1.75 percent at December 31, 2008, to 3.25 percent at September 30, 2009. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.
During 2009, net charge-offs totaled $8,540,000 in the first quarter, $15,109,000 in the second quarter, and $40,142,000 in the third quarter, a total of $63,791,000 for the nine-month period ended September 30, 2009. Net charge-offs over the nine-month period consisted of $30,905,000 in net charge-offs related to nonperforming construction and land development loans, $11,382,000 in net charge-offs for residential real estate mortgages, $18,861,000 in net charge-offs related to commercial real estate mortgages, $1,906,000 in net charge-offs for commercial and financial loans, and $737,000 in net charge-offs for installment loans to individuals. A year ago, net charge-offs of $47,232,000 were recorded during the first nine months.

	September 30, 2009			September 30, 2008
Nine Months Ended	Charge-			Charge-
(In thousands)	Offs	Recoveries	Net	Offs	Recoveries	Net
Construction and land development	$31,451	$(546)	$30,905	$45,119	$(1,855)	$43,264

Residential real estate mortgages	11,494	(112)	11,382	1,874	(40)	1,834

Commercial real estate mortgages	18,903	(42)	18,861	1,088	—	1,088

Commercial and financial	1,988	(82)	1,906	973	(172)	801

Installment loans to individuals	965	(228)	737	292	(47)	245

Total	$64,801	$(1,010)	$63,791	$49,346	$(2,114)	$47,232

Concentrations of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2009, the Company had $1.372 billion in loans secured by real estate, representing 91.2 percent of total loans, up slightly from 90.6 percent at September 30, 2008. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. The Company has a credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of $186 million or 12.4 percent of total loans at September 30, 2009, down from $419 million or 24.1 percent at September 30, 2008. The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the allowance for loan losses.
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

NONPERFORMING ASSETS
Nonperforming assets at September 30, 2009 totaled $180,800,000 and are comprised of $153,981,000 of nonaccrual loans and $26,819,000 of other real estate owned (“OREO”), compared to $92,005,000 at December 31, 2008 (comprised of $86,970,000 in nonaccrual loans and $5,035,000 of OREO) and $80,344,000 at September 30, 2008 (comprised of $75,793,000 of nonaccrual loans and $4,551,000 of OREO). At September 30, 2009, virtually all nonaccrual loans were secured with real estate, including $34.3 million of nonaccrual loans that are land and acquisition and development loans related to the residential market. At September 30, 2009, nonaccrual loans have been written down by approximately $64.6 million or 32 percent of the original loan balance (including specific impairment reserves). OREO has increased as problem loans have migrated to foreclosure and then liquidation.
During 2008 and 2007, loan sales totaled $119 million at an average price of approximately 64 percent of outstanding loan balance sold. Prospectively, the Company anticipates loan sales will likely play a lesser role in connection with loss mitigation efforts as we shift our focus to other strategies, including troubled debt restructurings, where appropriate. The increase in nonaccrual loans of $67.0 million since year-end 2008 is in part due to stressed market conditions and also a ramping up of efforts to pursue troubled debt restructurings with commercial and retail mortgage borrowers during 2009. The Company pursues loan restructurings in selected cases where it is expected to receive better liquidation values than may be expected through other traditional collection activities. Also, during the first, second and third quarters of 2009, the Company worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. A total of 73 applications were received seeking restructured residential mortgages during the third quarter of 2009, compared to 102 applications and 93 applications received during the second and first quarter of 2009, respectively, and 37 in the fourth quarter of 2008. Troubled debt restructurings are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferment. Company policy requires troubled debt restructures be classified as nonaccrual loans until (under certain circumstances) performance can be verified (typically six months). Some troubled debt restructurings that have never been past due continue as accruing loans. Troubled debt restructurings included in nonperforming loans totaled $36.9 million at September 30, 2009, of which $29.7 million were performing in accordance with their restructured terms. Accruing restructured loans totaled $16.1 million at September 30, 2009.

	Nonaccrual Loans			Accruing
September 30, 2009	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans
Construction and land development
Residential	$23,497	$10,778	$34,275	$—
Commercial	8,884	12,880	21,764	—
Individuals	5,392	356	5,748	1,382

	37,773	24,014	61,787	1,382
Residential real estate mortgages	20,457	15,409	35,866	13,612

Commercial real estate mortgages	24,502	28,824	53,326	226

Commercial and financial	160	1,829	1,989	—

Installment loans to individuals	1,013	—	1,013	841

Total	$83,905	$70,076	$153,981	$16,061

No assurance can be given that nonperforming assets will not in fact increase or otherwise change. Nonperforming assets are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from the Company’s subsidiary bank.
SECURITIES
At September 30, 2009 the Company had $342,742,000 in securities available for sale and securities held for investment carried at $19,296,000. The Company’s securities portfolio increased $65,257,000 or 22.0 percent from September 30, 2008, and $16,137,000 or 4.7 percent from December 31, 2008.
The Company manages its interest rate risk by targeting an average duration for the securities portfolio and through the acquisition of securities returning principal monthly that can be reinvested. Mortgage backed securities and collateralized mortgage obligations comprise $350,757,000 of total securities, almost 97 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.
Federal funds sold and interest bearing deposits (aggregated) totaled $137,640,000 and $11,256,000 at September 30, 2009 and 2008, respectively, and were higher when compared to $105,190,000 outstanding at December 31, 2008, which reflects recent funding from the capital raise during the third quarter of 2009.
At September 30, 2009, available for sale securities had gross losses of $2,273,000 and gross gains of $9,618,000, compared to gross losses of $4,752,000 and gross gains of $1,391,000 at September 30, 2008. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews in the first, second and third quarters of 2009, it was determined that no impairment charges related to securities owned with unrealized losses were deemed other than temporarily impaired since the Company has the present intent and ability to retain these securities until recovery. (See additional discussion on pages 17 to 21 concerning Fair Value and Other than Temporary Impairment of Securities.)
Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.

DEPOSITS AND BORROWINGS
Total deposits decreased $77,505,000 or 4.2 percent to $1,761,287,000 at September 30, 2009 compared to one year earlier, reflecting declines in deposits of $52.3 million in the Company’s central Florida region as a result of reduced construction and development activities during 2008. Since September 30, 2008, interest bearing deposits (NOW, savings and money markets deposits) decreased $41,316,000 or 5.0 percent to $788,154,000, noninterest bearing demand deposits decreased $21,654,000 or 7.6 percent to $264,092,000, and certificates of deposit (“CDs”) decreased $14,535,000 or 2.0 percent to $709,041,000. Included in CDs, brokered time deposits increased $15,369,000 to $55,469,000 at September 30, 2009 from prior year, of which $16,625,000 are attributable to CDARs. The Company joined the CDARs program effective July 1, 2008, to provide large balance depositors access to full insurance coverage for their funds via CDs exchanged between participating FDIC-insured financial institutions. Funds deposited under the CDARs program are required to be classified as brokered deposits on the Company’s balance sheet. With interest rates higher on CDs, shifts from lower cost (or no cost) deposit products to CDs occurred during 2008 as local competitors with higher loan to deposit ratios aggressively increased rates seeking needed funding for their institutions. During this period of time, Seacoast was more cautious with regards to the pricing of CDs and has continued to follow this strategy.
Since year-end 2008 total deposits decreased by $49.2 million, with CDs declining by $23.9 million, lower cost NOW, savings and money market interest-bearing deposits decreasing $14.1 million and noninterest bearing deposits lower by $11.2 million. The decline in CDs was principally in brokered CDs, which declined $45.0 million since year-end 2008 to $55.5 million at September 30, 2009. Also declining were higher rate money market accounts. The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household.
Repurchase agreement balances increased over the past twelve months by $2,528,000 or 3.5 percent to $68,797,000 at September 30, 2009. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. At September 30, 2009, the number of sweep repurchase accounts was 208, compared to 251 a year ago. While the Company utilizes federal funds purchased from time to time during temporary gaps between funding and payments, and during seasonal months in the summer when deposits tend to decrease, no federal funds purchased were outstanding at September 30, 2009 and 2008.
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
The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at September 30, 2009 included derivative product assets of $77,000. In comparison, at September 30, 2008 net derivative product assets of $28,000 were outstanding.
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
Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $156 million at September 30, 2009 and $250 million at September 30, 2008.
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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 6 percent given a parallel change in interest rates (up or down) of 200 basis points. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would decrease 1.4 percent if interest rates gradually rise 200 basis points over the next 12 months and 0.5 percent if interest rates gradually rise 100 basis points.

The Company had a negative gap position based on contractual and prepayment assumptions for the next 12 months, with a negative cumulative interest rate sensitivity gap as a percentage of total earning assets of 19 percent at December 31, 2008. For 2009, our most recent gap analysis indicates the gap is more negative at 32 percent.
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
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold. The Company also has access to borrowed funds such as federal funds and FHLB lines of credit and during 2008 pledged collateral to the Federal Reserve Bank of Atlanta under its borrower-in-custody program to establish a line of credit through the discount window. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2009, Seacoast National had available lines of credit under current lendable collateral value, which is subject to change, of $379 million. Seacoast National had $22 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $252 million in residential and commercial real estate loans available as collateral.
Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $170,155,000 on a consolidated basis at September 30, 2009 as compared to $50,183,000 at September 30, 2008. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks declined $6,412,000 or 16.5 percent to $32,515,000 and federal funds sold by $11,256,000 to zero, while interest bearing deposits increased to $137,640,000 from zero. The interest bearing deposits are maintained in our Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities portfolio and loan portfolio.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At September 30, 2009, the Company had cash and cash equivalents at the parent of approximately $45 million, and had suspended all dividends upon its Series A preferred stock and its common stock, and had deferred distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. See “Financial Condition — Capital Resources” on page 34.
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
SUPPLEMENTAL TABLES
Tables on the next several pages provide detail on loan portfolio composition and changes by quarter since December 31, 2006:
QUARTERLY TRENDS — LOANS AT END OF PERIOD (Dollars in Millions)

	2006	2007
	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$94.8	$84.4	$74.2	$72.5	$60.2
Townhomes	10.4	9.9	11.3	25.0	25.0
Single family residences	80.3	100.9	66.6	63.9	59.0
Single family land and lots	106.3	107.7	129.0	128.4	116.4
Multifamily	48.2	48.7	46.6	33.8	34.5

	340.0	351.6	327.7	323.6	295.1

	2006	2007
	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Commercial
Office buildings	14.1	17.6	19.2	22.4	30.9
Retail trade	16.1	12.5	26.4	50.2	69.0
Land	93.5	93.4	99.4	86.2	82.6
Industrial	6.3	8.9	13.1	16.9	13.0
Healthcare	2.0	2.5	3.0	1.0	1.0
Churches and educational facilities	2.1	1.8	1.9	1.9	—
Lodging	2.1	4.8	11.2	11.2	11.2
Convenience stores	0.5	0.5	1.0	1.4	1.7
Marina	2.2	2.2	2.2	21.9	23.1
Other	0.9	2.8	12.8	8.6	9.9

	139.8	147.0	190.2	221.7	242.4

Individuals
Lot loans	40.6	40.5	40.0	40.7	39.4
Construction	50.7	41.7	43.6	41.0	32.7

	91.3	82.2	83.6	81.7	72.1

Total construction and land development	571.1	580.8	601.5	627.0	609.6

Real estate mortgages
Residential real estate
Adjustable	277.7	285.4	298.4	313.0	319.5
Fixed rate	87.9	87.9	87.6	88.1	87.5
Home equity mortgages	95.9	97.3	90.0	90.8	91.4
Home equity lines	50.9	51.4	56.6	55.1	59.1

	512.4	522.0	532.6	547.0	557.5

Commercial real estate
Office buildings	109.2	113.4	116.1	125.6	131.7
Retail trade	50.9	62.0	62.8	74.9	76.2
Land	—	—	—	2.6	5.3
Industrial	64.3	66.3	84.7	100.2	105.5
Healthcare	40.7	40.5	39.7	33.2	32.4
Churches and educational facilities	32.3	32.9	32.7	36.0	40.2
Recreation	4.4	4.4	4.5	4.7	3.0
Multifamily	9.9	8.4	10.4	11.3	13.8
Mobile home parks	6.0	3.0	4.0	4.0	3.9
Lodging	19.1	16.9	16.8	22.3	22.7
Restaurant	11.7	11.2	9.6	7.2	8.2
Agricultural	26.1	24.5	23.4	19.6	12.9
Convenience stores	22.0	22.2	23.6	23.5	23.2
Other	40.8	38.8	30.5	39.7	38.3

	437.4	444.5	458.8	504.8	517.3

Total real estate mortgages	949.8	966.5	991.4	1,051.8	1,074.8

Commercial & financial	128.1	112.1	139.0	135.1	126.7

Installment loans to individuals
Automobile and trucks	22.3	23.3	23.6	24.8	25.0
Marine loans	32.5	30.1	26.6	24.8	33.2
Other	28.6	29.8	29.4	29.0	28.2

	83.4	83.2	79.6	78.6	86.4

Other	0.7	0.7	1.6	0.6	0.9

	$1,733.1	$1,743.3	$1,813.1	$1,893.1	$1,898.4

QUARTERLY TRENDS — LOANS AT END OF PERIOD (Continued) (Dollars in Millions)

	2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$57.2	$47.4	$32.6	$17.4
Townhomes	23.8	20.0	21.7	6.1
Single family residences	56.7	49.5	37.2	26.8
Single family land and lots	112.1	95.1	70.2	52.8
Multifamily	32.6	34.0	30.7	26.8

	282.4	246.0	192.4	129.9

Commercial
Office buildings	29.1	31.1	27.8	17.3
Retail trade	60.4	63.6	68.5	68.7
Land	92.5	75.4	73.9	73.3
Industrial	16.9	20.8	20.7	13.3
Healthcare	1.0	1.0	—	—
Churches and educational facilities	—	0.1	—	—
Lodging	—	—	—	—
Convenience stores	1.8	—	—	—
Marina	26.8	28.9	30.5	30.7
Other	11.3	6.3	5.4	6.0

	239.8	227.2	226.8	209.3

Individuals
Lot loans	39.4	40.0	38.4	35.7
Construction	32.4	27.1	27.4	20.3

	71.8	67.1	65.8	56.0

Total construction and land development	594.0	540.3	485.0	395.2

	2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Real estate mortgages
Residential real estate
Adjustable	317.6	318.8	316.5	329.0
Fixed rate	89.1	90.2	93.4	95.5
Home equity mortgages	91.7	93.1	84.3	84.8
Home equity lines	56.3	59.4	59.7	58.5

	554.7	561.5	553.9	567.8
Commercial real estate
Office buildings	144.3	142.3	143.6	146.4
Retail trade	83.8	93.5	101.6	111.9
Land	—	—	0.6	—
Industrial	104.3	93.3	92.2	94.7
Healthcare	39.9	33.6	31.6	29.2
Churches and educational facilities	40.2	36.5	35.6	35.2
Recreation	2.8	1.8	1.8	1.7
Multifamily	20.0	19.1	19.2	27.2
Mobile home parks	3.2	3.1	3.1	3.0
Lodging	27.9	28.0	26.7	26.6
Restaurant	8.0	9.0	8.6	6.2
Agricultural	12.4	9.0	8.7	8.5
Convenience stores	23.1	24.9	23.6	23.5
Other	40.1	41.6	42.5	43.6

	550.0	535.7	539.4	557.7

Total real estate mortgages	1,104.7	1,097.2	1,093.3	1,125.5

Commercial & financial	93.9	94.8	88.5	82.8

Installment loans to individuals
Automobile and trucks	24.1	23.0	21.9	20.8
Marine loans	33.3	25.2	26.0	26.0
Other	27.5	27.9	27.4	26.1

	84.9	76.1	75.3	72.9

Other	0.5	0.4	0.5	0.3

	$1,878.0	$1,808.8	$1,742.6	$1,676.7

QUARTERLY TRENDS — LOANS AT END OF PERIOD (Continued) (Dollars in Millions)

	2009
	1st Qtr	2nd Qtr	3rd Qtr
Construction and land development
Residential
Condominiums	$16.3	$16.8	$9.0
Townhomes	4.2	2.3	—
Single family residences	20.5	16.7	7.1
Single family land and lots	51.4	43.3	25.4
Multifamily	24.8	17.6	16.1

	117.2	96.7	57.6

Commercial
Office buildings	17.4	13.8	13.8
Retail trade	70.0	55.9	23.0
Land	60.9	51.2	50.8
Industrial	9.0	8.5	8.2
Healthcare	5.7	6.0	4.8
Churches and educational facilities	—	—	—
Lodging	0.6	—	—
Convenience stores	—	—	—
Marina	31.6	30.0	28.1
Other	6.2	1.4	—

	201.4	166.8	128.7

Individuals
Lot loans	34.0	32.4	30.7
Construction	16.2	11.8	11.1

	50.2	44.2	41.8

Total construction and land development	368.8	307.7	228.1

	2009
	1st Qtr	2nd Qtr	3rd Qtr
Real estate mortgages
Residential real estate
Adjustable	333.1	328.0	325.9
Fixed rate	90.8	90.6	89.5
Home equity mortgages	85.5	83.8	83.9
Home equity lines	60.3	60.1	59.7

	569.7	562.5	559.0
Commercial real estate
Office buildings	140.6	141.6	144.2
Retail trade	109.1	120.0	151.4
Land	—	—	—
Industrial	95.3	93.0	89.3
Healthcare	28.3	30.9	25.4
Churches and educational facilities	34.8	34.6	30.8
Recreation	1.7	1.4	3.3
Multifamily	27.2	31.7	35.1
Mobile home parks	3.0	5.6	5.6
Lodging	26.3	26.3	25.6
Restaurant	6.1	5.1	5.0
Agricultural	8.2	11.8	12.0
Convenience stores	23.3	23.2	22.8
Other	43.0	47.6	34.0

	546.9	572.8	584.5

Total real estate mortgages	1,116.6	1,135.3	1,143.5

Commercial & financial	75.5	71.8	66.0

Installment loans to individuals
Automobile and trucks	19.4	18.0	16.6
Marine loans	26.3	26.9	26.8
Other	25.7	24.3	23.3

	71.4	69.2	66.7

Other	0.3	0.3	0.3

	$1,632.6	$1,584.3	$1,504.6

QUARTERLY TRENDS — INCREASE (DECREASE) IN LOANS BY QUARTER (Dollars in Millions)

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Construction and land development
Residential
Condominiums	$(10.4)	$(10.2)	$(1.7)	$(12.3)
Townhomes	(0.5)	1.4	13.7	—
Single family residences	20.6	(34.3)	(2.7)	(4.9)
Single family land and lots	1.4	21.3	(0.6)	(12.0)
Multifamily	0.5	(2.1)	(12.8)	0.7

	11.6	(23.9)	(4.1)	(28.5)
Commercial
Office buildings	3.5	1.6	3.2	8.5
Retail trade	(3.6)	13.9	23.8	18.8
Land	(0.1)	6.0	(13.2)	(3.6)
Industrial	2.6	4.2	3.8	(3.9)
Healthcare	0.5	0.5	(2.0)	—
Churches and educational facilities	(0.3)	0.1	—	(1.9)
Lodging	2.7	6.4	—	—
Convenience stores	—	0.5	0.4	0.3
Marina	—	—	19.7	1.2
Other	1.9	10.0	(4.2)	1.3

	7.2	43.2	31.5	20.7
Individuals
Lot loans	(0.1)	(0.5)	0.7	(1.3)
Construction	(9.0)	1.9	(2.6)	(8.3)

	(9.1)	1.4	(1.9)	(9.6)

Total construction and land development	9.7	20.7	25.5	(17.4)

	2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Real estate mortgages
Residential real estate
Adjustable	7.7	13.0	14.6	6.5
Fixed rate	—	(0.3)	0.5	(0.6)
Home equity mortgages	1.4	(7.3)	0.8	0.6
Home equity lines	0.5	5.2	(1.5)	4.0

	9.6	10.6	14.4	10.5
Commercial real estate
Office buildings	4.2	2.7	9.5	6.1
Retail trade	11.1	0.8	12.1	1.3
Land	—	—	2.6	2.7
Industrial	2.0	18.4	15.5	5.3
Healthcare	(0.2)	(0.8)	(6.5)	(0.8)
Churches and educational facilities	0.6	(0.2)	3.3	4.2
Recreation	—	0.1	0.2	(1.7)
Multifamily	(1.5)	2.0	0.9	2.5
Mobile home parks	(3.0)	1.0	—	(0.1)
Lodging	(2.2)	(0.1)	5.5	0.4
Restaurant	(0.5)	(1.6)	(2.4)	1.0
Agricultural	(1.6)	(1.1)	(3.8)	(6.7)
Convenience stores	0.2	1.4	(0.1)	(0.3)
Other	(2.0)	(8.3)	9.2	(1.4)

	7.1	14.3	46.0	12.5

Total real estate mortgages	16.7	24.9	60.4	23.0
Commercial & financial	(16.0)	26.9	(3.9)	(8.4)
Installment loans to individuals
Automobile and trucks	1.0	0.3	1.2	0.2
Marine loans	(2.4)	(3.5)	(1.8)	8.4
Other	1.2	(0.4)	(0.4)	(0.8)

	(0.2)	(3.6)	(1.0)	7.8
Other	—	0.9	(1.0)	0.3

	$10.2	$69.8	$80.0	$5.3

QUARTERLY TRENDS — INCREASE (DECREASE) IN LOANS BY QUARTER (Continued) (Dollars in Millions)

	2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Construction and land development
Residential
Condominiums	$(3.0)	$(9.8)	$(14.8)	$(15.2)
Townhomes	(1.2)	(3.8)	1.7	(15.6)
Single family residences	(2.3)	(7.2)	(12.3)	(10.4)
Single family land and lots	(4.3)	(17.0)	(24.9)	(17.4)
Multifamily	(1.9)	1.4	(3.3)	(3.9)

	(12.7)	(36.4)	(53.6)	(62.5)
Commercial
Office buildings	(1.8)	2.0	(3.3)	(10.5)
Retail trade	(8.6)	3.2	4.9	0.2
Land	9.9	(17.1)	(1.5)	(0.6)
Industrial	3.9	3.9	(0.1)	(7.4)
Healthcare	—	—	(1.0)	—
Churches and educational facilities	—	0.1	(0.1)	—
Lodging	(11.2)	—	—	—
Convenience stores	0.1	(1.8)	—	—
Marina	3.7	2.1	1.6	0.2
Other	1.4	(5.0)	(0.9)	0.6

	(2.6)	(12.6)	(0.4)	(17.5)
Individuals
Lot loans	—	0.6	(1.6)	(2.7)
Construction	(0.3)	(5.3)	0.3	(7.1)

	(0.3)	(4.7)	(1.3)	(9.8)

Total construction and land development	(15.6)	(53.7)	(55.3)	(89.8)

	2008
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Real estate mortgages
Residential real estate
Adjustable	(1.9)	1.2	(2.3)	12.5
Fixed rate	1.6	1.1	3.2	2.1
Home equity mortgages	0.3	1.4	(8.8)	0.5
Home equity lines	(2.8)	3.1	0.3	(1.2)

	(2.8)	6.8	(7.6)	13.9
Commercial real estate
Office buildings	12.6	(2.0)	1.3	2.8
Retail trade	7.6	9.7	8.1	10.3
Land	(5.3)	—	0.6	(0.6)
Industrial	(1.2)	(11.0)	(1.1)	2.5
Healthcare	7.5	(6.3)	(2.0)	(2.4)
Churches and educational facilities	—	(3.7)	(0.9)	(0.4)
Recreation	(0.2)	(1.0)	—	(0.1)
Multifamily	6.2	(0.9)	0.1	8.0
Mobile home parks	(0.7)	(0.1)	—	(0.1)
Lodging	5.2	0.1	(1.3)	(0.1)
Restaurant	(0.2)	1.0	(0.4)	(2.4)
Agricultural	(0.5)	(3.4)	(0.3)	(0.2)
Convenience stores	(0.1)	1.8	(1.3)	(0.1)
Other	1.8	1.5	0.9	1.1

	32.7	(14.3)	3.7	18.3

Total real estate mortgages	29.9	(7.5)	(3.9)	32.2
Commercial & financial	(32.8)	0.9	(6.3)	(5.7)
Installment loans to individuals
Automobile and trucks	(0.9)	(1.1)	(1.1)	(1.1)
Marine loans	0.1	(8.1)	0.8	—
Other	(0.7)	0.4	(0.5)	(1.3)

	(1.5)	(8.8)	(0.8)	(2.4)
Other	(0.4)	(0.1)	0.1	(0.2)

	$(20.4)	$(69.2)	$(66.2)	$(65.9)

QUARTERLY TRENDS — INCREASE (DECREASE) IN LOANS BY QUARTER (Continued) (Dollars in Millions)

	2009
	1st Qtr	2nd Qtr	3rd Qtr

Construction and land development
Residential
Condominiums	$(1.1)	$0.5	$(7.8)
Townhomes	(1.9)	(1.9)	(2.3)
Single family residences	(6.3)	(3.8)	(9.6)
Single family land and lots	(1.4)	(8.1)	(17.9)
Multifamily	(2.0)	(7.2)	(1.5)

	(12.7)	(20.5)	(39.1)
Commercial
Office buildings	0.1	(3.6)	—
Retail trade	1.3	(14.1)	(32.9)
Land	(12.4)	(9.7)	(0.4)
Industrial	(4.3)	(0.5)	(0.3)
Healthcare	5.7	0.3	(1.2)
Churches and educational facilities	—	—	—
Lodging	0.6	(0.6)	—
Convenience stores	—	—	—
Marina	0.9	(1.6)	(1.9)
Other	0.2	(4.8)	(1.4)

	(7.9)	(34.6)	(38.1)
Individuals
Lot loans	(1.7)	(1.6)	(1.7)
Construction	(4.1)	(4.4)	(0.7)

	(5.8)	(6.0)	(2.4)

Total construction and land development	(26.4)	(61.1)	(79.6)

	2009
	1st Qtr	2nd Qtr	3rd Qtr
Real estate mortgages
Residential real estate
Adjustable	4.1	(5.1)	(2.1)
Fixed rate	(4.7)	(0.2)	(1.1)
Home equity mortgages	0.7	(1.7)	0.1
Home equity lines	1.8	(0.2)	(0.4)

	1.9	(7.2)	(3.5)
Commercial real estate
Office buildings	(5.8)	1.0	2.6
Retail trade	(2.8)	10.9	31.4
Land	—	—	—
Industrial	0.6	(2.3)	(3.7)
Healthcare	(0.9)	2.6	(5.5)
Churches and educational facilities	(0.4)	(0.2)	(3.8)
Recreation	—	(0.3)	1.9
Multifamily	—	4.5	3.4
Mobile home parks	—	2.6	—
Lodging	(0.3)	—	(0.7)
Restaurant	(0.1)	(1.0)	(0.1)
Agricultural	(0.3)	3.6	0.2
Convenience stores	(0.2)	(0.1)	(0.4)
Other	(0.6)	4.6	(13.6)

	(10.8)	25.9	11.7

Total real estate mortgages	(8.9)	18.7	8.2
Commercial & financial	(7.3)	(3.7)	(5.8)
Installment loans to individuals
Automobile and trucks	(1.4)	(1.4)	(1.4)
Marine loans	0.3	0.6	(0.1)
Other	(0.4)	(1.4)	(1.0)

	(1.5)	(2.2)	(2.5)
Other	—	—	—

	$(44.1)	$(48.3)	$(79.7)

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
•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 0.1 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to decrease the EVE 7.4 percent.
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
The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2009 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

On February 10, 2009, the Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program, or SCAP, that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009 (or “ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.
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
At December 31, 2008 and September 30, 2009, our nonperforming loans (which consist of non-accrual loans) totaled $86.9 million and $154.0 million, or 5.18% and 10.23% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which include foreclosed real estate) were $92.0 million and $180.8 million, or 3.97% and 8.45% of assets, respectively. In addition, we had approximately $13.9 million and $10.8 million in accruing loans that were 30-89 days delinquent at December 31, 2008 and September 30, 2009, respectively. Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

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
Commercial real estate (CRE) is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset, especially since we had 53.5% of our portfolio in CRE loans at year-end 2008 and 51.2% as of September 30, 2009. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2008, we added $88.6 million of provisions for loan losses compared to $12.7 million in 2007 and $3.3 million in 2006, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans. An additional $83.3 million in provisions for loan losses have been taken during the nine months ended September 30, 2009.
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
Our goodwill impairment charge of all our goodwill as of June 30, 2009 ($49.8 million) is a non-cash charge that reduced our earnings for the three months ended June 30, 2009, and will reduce the earnings of Seacoast National from which Seacoast National may pay dividends to the Company. Completion of our testing of goodwill as of September 30, 2009 supported the conclusion reached at June 30, 2009.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods and the FDIC recently approved collecting a prepayment of insurance premiums for the next three years (for 2010, 2011 and 2012) plus fourth quarter 2009’s premium in December 2009.
We also participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future. The TLG is scheduled to end December 31, 2009.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National Bank should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National Bank without prior regulatory approval, offset by approximately $45.6 million of cash and short-term investments currently held by us at September 30, 2009, largely due to the receipt of proceeds from our capital raise consummated in the third quarter of 2009. We invested all of the $50.0 million of the TARP CPP proceeds and an additional $25.0 million of proceeds from the capital raised in Seacoast National Bank to meet the OCC capital requirements. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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
Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operation and financial conditions, generally. Under FDIC rules, if Seacoast National Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits may be restricted and the interest rates that it pays may be restricted.

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
As of September 30, 2009, we had deferred tax assets of $16.0 million. These and future deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by an offering and/or other sales of our capital securities.
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
Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings and our FDIC deposit insurance assessments increase faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rates by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the target federal funds rate by an additional 400 basis points to a range between zero and 25 basis points beginning in December 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined. Declining rates reflect efforts by the Federal Reserve to stimulate the economy, but may not be effective, and thus may negatively affect our results of operations and financial condition, liquidity and earnings.
The TARP CPP and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.
The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the warrant to purchase 589,625 shares of common stock, or the Warrant, which we refer to as the TARP Assistance Period. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:
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
Congress and the bank regulators have encouraged recipients of TARP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by recipients of TARP capital, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and have expanded our mortgage loan originations, and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

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
We are currently authorized to issue up to 65 million shares of common stock, of which 52,849,625 shares are currently outstanding (with an additional 6.0 million shares anticipated to be issued during the fourth quarter of 2009), and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.
The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.
The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 2.23 percent of the shares of our common stock outstanding as of September 30, 2009 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first, second and third quarters of 2009 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/09 to 1/31/09	0	$0	666,799	158,201
2/1/09 to 2/28/09	126	4.80	666,925	158,075
3/1/09 to 3/31/09	0	0	666,925	158,075

Total – 1st Quarter	126	4.80	666,925	158,075

4/1/09 to 4/30/09	1,732	3.28	668,657	156,343
5/1/09 to 5/31/09	0	0	668,657	156,343
6/1/09 to 6/30/09	0	0	668,657	156,343

Total – 2nd Quarter	1,732	3.28	668,657	156,343

7/1/09 to 7/31/09	0	0	668,657	156,343
8/1/09 to 8/31/09	0	0	668,657	156,343
9/1/09 to 9/30/09	0	0	668,657	156,343

Total – 3rd Quarter	0	0	668,657	156,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3.	Defaults upon Senior Securities
On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. Therefore, the Company is currently in arrears with the dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, the amount of the arrearage on the dividend payments of Series A Preferred Stock is $1,250,000 and the amount of the arrearage on the payments on the subordinated debt associated with trust preferred securities is $696,000. The total arrearage on both securities is $1,946,000 as of September 30, 2009.

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

SEACOAST BANKING CORPORATION OF FLORIDA

November 9, 2009	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 9, 2009	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer