Form 10-Q/A
period 2009-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2009-11-27
CIK 730708

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Seacoast Banking Corporation of Florida (“Seacoast”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on November 9, 2009 (the “Original Form 10-Q”). This Amendment is being filed solely for the purpose of correcting a typographical error contained in Exhibits 32.1 and 32.2 of the Original Form 10-Q. The introductory paragraph in Exhibits 32.1 and 32.2 as originally filed contained a reference to the “quarter ended June 30, 2009” as opposed to the “quarter ended September 30, 2009”. This Amendment corrects that error.
This Amendment sets forth the full text of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 in its entirely. However, this Amendment does not affect the original financial statements or footnotes set forth in the Original Form 10-Q.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer (Exhibits 31.1 and 31.2) are filed as exhibits to this Amendment under Item 6 hereof.
This Amendment does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Amendment to modify or update other disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

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

SEACOAST BANKING CORPORATION OF FLORIDA

November 27, 2009	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 27, 2009	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer