Form 10-K
period 2009-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2010-03-23
CIK 730708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of Seacoast Banking Corporation of Florida Common Stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2009, as reported on the Nasdaq Global Select Market, was $36,071,484.

The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of March 9, 2010, was 58,887,646.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant’s 2010 Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2010 (the “2010 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2010 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2010 Proxy Statement shall be deemed so incorporated.

2. Certain portions of the registrant’s 2009 Annual Report to Shareholders for the fiscal year ended December 31, 2009 (the “2009 Annual Report”) are incorporated by reference in Part II, Items 6 through 8 of this report. Other than those portions of the 2009 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2009 Annual Report shall be deemed so incorporated.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products. Seacoast National had 40 banking offices in 13 counties in Florida at year-end 2009.

We have 24 branches in the “Treasure Coast,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. In April 2005, we acquired a bank in Orlando, Florida. In April 2006, we acquired a bank with nine offices in seven counties, including DeSoto, Glades, Hardee, Hendry, Highlands, Okeechobee, and St. Lucie counties. De novo banking offices were opened in Palm Beach County in May 2006, Brevard County in February 2007 and April 2008, Broward County in October 2007, and St. Lucie County in March 2008. Seacoast National closed its Port St. Lucie Wal-Mart location in St. Lucie County in December 2007 and its operations were relocated to a nearby full-service branch, its Ft. Pierce Wal-Mart location in St. Lucie County in February 2008, and its Mariner Square and Juno Beach locations in Martin and Palm Beach County, respectively, in March 2008, and their operations moved to newer branches. More recently, Seacoast National closed its Ft. Lauderdale location in Broward County in December 2009 and its Northlake Blvd. location in Palm Beach County in June 2009. Our Ft. Pierce and Rivergate locations in St. Lucie County and Wedgewood location in Martin County were relocated to newly constructed buildings in close proximity to their original sites in June 2008, October 2008 and January 2009, respectively. We operate banking offices in the following locations:

•	four in Stuart,

•	two in Palm City,

•	two in Jensen Beach,

•	one on Hutchinson Island,

•	one in Hobe Sound,

•	six in Vero Beach,

•	two in Sebastian,

•	five in Port St. Lucie,

•	one in Ft. Pierce,

•	three in northern Palm Beach County,

•	three in Orlando,

•	two in Okeechobee,

•	one in Arcadia,

•	one in Moore Haven,

•	one in Wauchula,

•	one in Clewiston,

•	one in Labelle,

•	one in Lake Placid, and

•	two in Viera.

Loan production offices for our Seacoast Marine Finance Division, described in more detail below, are located in Ft. Lauderdale, Florida and Alameda and Newport Beach, California.

Most of our banking offices have one or more automated teller machine (“ATMs”) providing customers with 24-hour access to their deposit accounts. We are a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at 2.2 million participating ATM and retail locations throughout the United States.

Seacoast National’s “MoneyPhone” system allows customers to access information on their loan or deposit account balances, to transfer funds between linked accounts, to make loan payments, and to verify deposits or checks that may have cleared. This service is available 24 hours a day, seven days a week.

In addition, customers may access information via Seacoast National’s Customer Service Center (“CSC”). From 7 A.M. to 7 P.M., EST Monday through Friday, and on Saturdays from 9 A.M. to 4 P.M., our CSC staff is available to open accounts, take applications for certain types of loans, resolve account issues and offer information on other bank products and services to existing and potential customers.

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

We have five indirect, wholly-owned subsidiaries:

•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National;

•	TCoast Holdings, LLC, which was formed to own and operate certain properties acquired through foreclosure;

•	BR West, LLC, which was formed in 2008 to hold foreclosed real estate, but which was inactive at year-end 2009;

We directly own all the common equity in five statutory trusts:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005, also for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust III, formed on June 29, 2007, for the purpose of issuing $12 million in trust preferred securities; and

•	SBCF Statutory Trusts IV and V, formed on May 16, 2008 for the purpose of issuing additional preferred securities in the future. These have been inactive since their formation.

FNB Property Holdings, Inc., a Delaware holding company, whose primary asset was an investment in FNB RE Services, Inc., was dissolved on June 1, 2009; and FNB RE Services, Inc., a real estate investment trust that held mortgage loans originated by Seacoast National, also was dissolved, at the end of May 2009.

In addition, Big O RV, Inc., also formed to own and operate certain properties acquired through foreclosure, was reactivated during 2008. It owned one asset that it sold in the fourth quarter of 2008, and was dissolved at the end of 2008.

With the exception of FNB Property Holdings, Inc. and FNB RE Services, Inc. (before dissolution), the operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% of our consolidated revenues.

As a bank holding company, we are a legal entity separate and distinct from our subsidiaries, including Seacoast National. We coordinate the financial resources of the consolidated enterprise and maintain financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. Our operating revenues and net income are derived primarily from Seacoast National through dividends and fees for services performed. See “Item 1. Business-Supervision and Regulation.”

As of December 31, 2009, we had total consolidated assets of approximately $2,151.3 million, total deposits of approximately $1,779.4 million, total consolidated liabilities, including deposits, of approximately $1,999.4 million and consolidated shareholders’ equity of approximately $151.9 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2009 Annual Report.

Our principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. We and our subsidiary Seacoast National maintain Internet websites at www.seacoastbanking.com and www.seacoastnational.com, respectively. We are not incorporating the information on our or Seacoast National’s website into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report. We file annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information. Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.

In addition, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Employees

As of December 31, 2009, we and our subsidiaries employed 409 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired, on a net basis, 17 new offices in 14 counties of Florida. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida, and Newport Beach and Alameda, California. See “Item 2. Properties”.

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

Deposits can increase due to hurricanes as insurers disburse insurance proceeds and hurricane-related damage is repaired. No major hurricanes occurred in 2006, 2007, 2008 or 2009 and deposits were more normal than 2004 and 2005, when major hurricanes hit our coastal areas.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, Nasdaq, and, more recently, the Treasury, since we are a participant in the Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our annual report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2009 are included elsewhere in this report with no material weaknesses reported.

Bank Holding Company Regulation

We, as a bank holding company, are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks and a proper incident thereto. We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines us, and may examine our non-bank subsidiaries.

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” Community Reinvestment Act of 1977, as amended (the “CRA”) ratings, and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, a broad range of insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to supervision and regulation of the Federal Reserve, but the GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While we have not become a financial holding company, we may elect to do so in the future in order to exercise the broader activity powers provided by the GLB. Banks may also engage in similar “financial activities” through subsidiaries. The GLB also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing these statutory provisions.

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

Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC resulting from an affiliated depository institution’s failure. Accordingly, a bank holding company may be required to loan money to its bank subsidiaries in the form of capital notes or other instruments that qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

The Federal Reserve has proposed guidelines for employee compensation to reduce incentives to take undue risks.

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

FNB Brokerage, a Seacoast National subsidiary, is registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (the “Commission” or SEC). It also is subject to examination and supervision of its operations, personnel and accounts by the Financial Industry Regulatory Authority, Inc. (“FINRA”). FNB Brokerage is a separate and distinct entity from Seacoast National, and must maintain adequate capital under the SEC’s net capital rule. The net capital rule limits FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to Seacoast National. FNB Brokerage is also authorized by the State of Florida to act as a securities dealer and an investment advisor.

FNB Insurance, a Seacoast National subsidiary, is authorized by the State of Florida to market insurance products as an agent. FNB Insurance is a separate and distinct entity from Seacoast National and is subject to supervision and regulation by state insurance authorities. It is a financial subsidiary, but is inactive.

The Internal Revenue Code of 1986 (the “Code”), as amended, provides requirements that must be met with respect to Seacoast National’s indirect subsidiary, FNB RE Services, Inc., which has elected to be taxed as a “real estate investment trust” under the Code. FNB RE Services, Inc. was dissolved at the end of May 2009.

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

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

In 2009, Seacoast National recorded a net loss and did not pay any dividends. In 2008, Seacoast National recorded a net loss and paid $6.8 million in dividends to us. In 2007, Seacoast National paid 116% of its net profits in dividends to us.

Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s “profits”, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, Seacoast National cannot distribute any dividends to us, without prior OCC approval, as of December 31, 2009. We are also subject to contractual limitations on our ability to declare dividends as a participant of TARP CPP as summarized in “Item 1. Business-Participation in the Troubled Assets Relief Program.”

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

In addition, the Federal Reserve and the OCC have established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans, and higher capital may be required as a result of an institution’s risk profile. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activities. The OCC and Seacoast National agreed by letter agreement that Seacoast National shall maintain specific minimum capital ratios by March 31, 2009 and subsequent periods, including a total risk-based capital ratio of 12.00 percent and a Tier 1 leverage ratio of 7.50 percent. Recently, the minimum Tier 1 capital ratio was revised by the OCC and Seacoast National to 8.50 percent for periods after January 31, 2010. The minimum total risk-based capital ratio was left unchanged. The federal bank regulatory agencies have begun seeking higher capital levels than the minimums due to market conditions and the OCC had indicated that Seacoast National, in light of risks in its loan portfolio and local economic conditions, especially in the real estate markets, should hold capital commensurate with such risks.

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

As of December 31, 2009, the consolidated capital ratios of the Seacoast and Seacoast National were as follows:

	Regulatory	Seacoast	Seacoast
	Minimum	(Consolidated)	National

Tier 1 capital ratio	4.0%	13.8%	13.0%
Total risk-based capital ratio	8.0%	15.2%	14.3%
Leverage ratio	3.0-5.0%	8.9%	8.4%

(1)	As described above, Seacoast National has agreed with the OCC to maintain higher minimum Tier 1 leverage and total risk-based capital ratios.

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2009, and brokered deposits are not restricted.

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

Seacoast National entered into a formal agreement with the OCC on December 16, 2008 to improve Seacoast National’s asset quality. Under the formal agreement, Seacoast National’s board of directors appointed a compliance committee to monitor and coordinate Seacoast National’s performance under the formal agreement. The formal agreement provided for the development and implementation of written programs to reduce Seacoast National’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate (“CRE”) loan concentrations in light of current adverse CRE market conditions. Seacoast National believes it has complied with all of the terms of this agreement.

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

In 2008 and 2009, the Federal Reserve has taken various actions to increase market liquidity and reduce interest rates.

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

In addition, the Federal Reserve and the Treasury have jointly announced a Term Asset-Backed Securities Loan Facility (“TALF”) that will lend against AAA-rated asset-backed securities collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration. TALF is expiring on March 31, 2010, except for qualifying newly-issue commercial mortgage-backed securities (“CMBS”), which is expected to expire on June 30, 2010.

The Federal Reserve announced on November 28, 2008 that it was initiating a program to purchase the direct obligations of housing-related government-sponsored enterprises (GSEs) — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks — and mortgage-backed securities (MBS) backed by Fannie Mae, Freddie Mac, and Ginnie Mae. This action was taken to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. In the week ending February 3, 2010, the Federal Reserve purchased a total of $17.63 billion agency MBS under this program. This program is set to expire on March 31, 2010.

Beginning October 6, 2008, the Federal Reserve began paying interest on depository institutions’ required and excess reserve balances. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee. The Federal Reserve has indicated that it may use this authority to implement mandatory policy and reduce excess liquidity.

The nature and timing of any changes in such policies and their effect on our company and Seacoast National cannot be predicted.

FDIC Insurance Assessments

Seacoast National’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”), and Seacoast National is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds. During 2006 through 2008, the FDIC’s risk-based deposit insurance assessment schedule ranged from zero to 43 basis points per annum. During 2006 and 2007, Seacoast National, including its predecessors from their date of acquisition, paid no FDIC deposit insurance premiums. FICO assessments of approximately $225,000, $224,000 and $192,000 were paid to the FDIC in 2007, 2008 and 2009, respectively.

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

Effective January 1, 2009, the FDIC increased it deposit insurance assessment rates uniformly by 7 basis points annually for the first quarter 2009 assessment period only. Annual rates applicable to the first quarter 2009 assessments, which were collected at the end of June, are as follows:

Deposit Insurance
Risk Category	Assessment Rate

I	12 to 14 basis points
II	17 basis points
III	35 basis points
IV	50 basis points

The FDIC issued another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. In addition, a one-time special assessment was imposed for the second quarter of 2009 only, based on the total assets of Seacoast National, and resulting in an additional $976,000 of premium paid. The FDIC’s new rules include a decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) an increase for brokered deposits above a threshold amount. The new assessment rules increase assessments for banks that use brokered deposits above a threshold level to fund “rapid asset growth”. As a result, we have been required to pay significantly increased premiums or additional special assessments. In 2009, we paid $5.0 million in FDIC insurance premiums, including $976,000 for a special industry-wide FDIC deposit insurance assessment. In addition, to restore the FDIC’s Deposit Insurance Fund, all FDIC-insured institutions were required to prepay their deposit premiums for 3 years. On December 30, 2009, we prepaid $14.8 million of FDIC insurance premiums for the calendar quarters ending December 31, 2009 through December 31, 2012. Additionally, in January 2010, the FDIC issued an Advance Notice of Proposed Rulemaking seeking comment on ways that the FDIC’s risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee compensation programs.

FICO assessments are set by the FDIC quarterly and ranged from 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007, 1.14 basis points in the first quarter of 2008 to 1.10 basis points in the last quarter of 2008, and 1.14 basis points in the first quarter of 2009 to 1.02 basis points in the last quarter of 2009. The FICO assessment rate for the first quarter of 2010 is 1.06 basis points.

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLG”), the entire amount in any eligible noninterest bearing transaction accounts will be guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. The TLG also provides FDIC guarantees to newly issued senior unsecured debt of banks and holding companies. The TLG debt guarantee program expired on December 31, 2009, and Seacoast National has not opted out from the extension of the transaction account guarantee program which is scheduled to expire on June 30, 2010. We and Seacoast National did not issue any guaranteed debt under TLG. Banks that participate in the TLG’s extended noninterest bearing transaction account guarantee program will pay the FDIC an increased fee of 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well.

Concentrations in Lending

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to Real Estate Investment Trusts (“REIT”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100 percent or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300 percent or more of a bank’s total capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans. At December 31, 2009, we had outstanding $125.1 million in commercial construction and residential land development loans and $37.8 in residential construction loans to individuals, which represents approximately 81 percent of Seacoast National’s total risk based capital at December 31, 2009, well below the Guidance’s threshold.

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk. We have agreed with the OCC to manage our CRE risks. At December 2009, total CRE exposure for Seacoast National had been significantly reduced to 274 percent of total risk based capital, below the Guidance’s threshold. See “Item 1. Business-Enforcement Policies and Actions.”

On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

The Treasury has issued extensive guidance on the scope and mechanics of various components of HASP. We continue to monitor these developments and assess their potential impact on our business.

Participation in the Troubled Asset Relief Program

On October 3, 2008, Emergency Economic Stabilization Act of 2008 (“EESA”) became law. Under the TARP authorized by EESA, the U.S. Department of the Treasury (the “Treasury”) established the CPP providing for the purchase of senior preferred shares of qualifying FDIC-insured depository institutions and their holding companies. On December 19, 2008, pursuant to a letter agreement (the “Purchase Agreement”), we sold 2,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrant”) to acquire 1,179,245 shares of common stock to the U.S. Treasury (the “Treasury”) pursuant to the CPP for an aggregate consideration of $50 million. Pursuant to the Purchase Agreement, the successful public capital raise conducted by the Company during 2009 reduced the number of shares under the Warrant by 50 percent to 589,623 shares of common stock. As a result of our participation in the CPP, we have agreed to certain limitations on our dividends, distributions and executive compensation.

Specifically, we are unable to declare dividend payments on our common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. Further, without the Treasury approval, we are not permitted to increase dividends on our common stock above $0.01 per share without the Treasury’s approval until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury. In addition, we cannot repurchase shares of common stock or use proceeds from the Series A Preferred Stock to repurchase trust preferred securities. Consent of the Treasury generally is required for us to make any stock repurchase until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury to a third party. Further, our common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends.

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

On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “ARRA”), commonly known as the economic stimulus or economic recovery package. The ARRA retroactively imposes certain new executive compensation and corporate expenditure limits and corporate governance standards on all current and future TARP recipients, including us, that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury. The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The new Treasury interim final rules also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives; require “say on pay” vote in annual shareholders’ meeting; and impose restrictions on bonus payments with the exceptions for long-term restricted stock.

In addition, we are also required to include certificates from our management in our annual report on Form 10-K regarding the compliance with all regulations summarized above as a result of our participation in TARP CPP.

Repayment of the outstanding Series A Preferred Stock and the Warrant is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency, the prior approval of the Federal Reserve and the maintenance of appropriate levels of capital by the issuers and their subsidiaries.

A new program for banks with assets under $10 billion of assets has been proposed which would allow TARP participants to convert their CPP instruments to the new program as incentives for banks to increase their small business lending. This program may not be subject to various TARP restrictions. However, it is unclear if the proposal will be adopted by the Congress, and whether we will be able to participate in the new program or convert our current CPP investment. The requirements and constraints of this proposal are not yet known.

Financial Regulatory Reform

Congress is considering extensive changes to the laws regulating financial services firms. In December 2009, the House of Representatives approved the “Wall Street Reform and Consumer Protection Act.” The Senate Banking Committee plans to consider its own version of financial regulatory reform legislation in 2010.

These bills seek to address risks to the economy and the financial system, especially those posed by large “systemically significant” financial firms, through a variety of measures, including regulatory oversight of nonbanking entities, increased capital requirements, enhanced authority to limit activities and growth, changes in supervisory authority, resolution authority for failed financial firms (and the establishment of a fund to pay for the costs financed by assessments on financial firms with more than $10 billion in assets), enhanced regulation of derivatives and asset-backed securities, restrictions on executive compensation, and oversight of credit rating agencies. Both bills currently contain versions of a new independent Consumer Financial Protection Agency (“CFPA”) that would regulate consumer financial services and products, including credit, savings and payment products to prevent “unfair, deceptive or abusive practices,” promote product “simplicity” and ensure “equal access” to financial products. The CFPA would have sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its regulations. The bills would limit the ability of federal laws to preempt state and local law. If implemented, the foregoing regulatory reforms may have a material effect on our operations. However, the final legislation may differ significantly from the legislation currently being considered. The nature and timing of any financial services reform legislation and its final terms as well as its effects cannot be predicted and we cannot determine the scope and specific impact on our Company of regulatory reform at this time.

Additionally, in January 2010, the Administration announced plans to propose a “Financial Crisis Responsibility Fee” over a 10-year period on large financial firms to offset the cost of the U.S. Treasury’s Troubled Asset Relief Program. As currently outlined, we would not be subject to the fee because the size of our balance sheet will not exceed the $50 billion threshold established by the proposal. However, whether the fee will be implemented, and in what form, as well as its effects, are uncertain.

Recent Legislative and Regulatory Changes

Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the Financial Stability Plan and various residential programs to reduce foreclosures and stabilize the housing market.

Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Florida. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. For example, President Obama recently proposed to prohibit any proprietary trading by financial institutions. We cannot predict whether or in what form any proposed law or regulation will be adopted or the extent to which our business may be affected by any new law or regulation. The current stresses on the financial system and the economy generally and the powers granted to the Treasury under EESA and the ARRA make the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable and subject to rapid changes.

Statistical Information

Certain statistical and financial information (as required by SEC Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Any of the following risks could harm our business, results of operations and financial condition and an investment in our stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these risk factors.

Risks Related to Our Business

There can be no assurance that recent or future legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry will help stabilize the U.S. financial system or how such actions will impact the Company.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that followed the sub-prime mortgage crisis that commenced in 2007. These actions include the Financial Stability Program adopted by the Treasury, the Emergency Economic Stabilization Act of 2008 (or “EESA”), which was enacted on October 3, 2008 and the American Recovery and Reinvestment Act of 2009 (or “ARRA”), which was enacted on February 17, 2009.

Additional regulatory reform measures have also been proposed and are currently under consideration by Congress, the Executive branch and the various regulatory authorities.

We cannot predict the continued effects of EESA, the ARRA, any new proposed regulatory reform measures that become law and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be proposed or adopted on the economy, the financial markets, on us and on Seacoast National. The terms and costs of these measures, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities. In addition, a number of the programs enacted in 2008 and 2009 are in the process of winding down and the effects of the wind-down on us and Seacoast National can not be predicted.

Difficult market conditions have adversely affected and may continue to affect our industry.

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets over the past two years, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, as well as Seacoast National. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•	We expect to face increased regulation of our industry, including as a result of proposed regulatory reform initiatives by the U.S. government. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

•	Market developments, government programs and the winding down of various government programs may continue to adversely affect consumer confidence levels and may cause adverse changes in borrower behaviors and payment rates, resulting in further increases in delinquencies and default rates, which could affect our loan charge-offs and our provisions for credit losses.

•	Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

•	Our ability to borrow from other financial institutions on favorable terms or at all, or to raise capital, could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deterioration in investor expectations and changes in the FDIC’s resolution authority or practices.

•	Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets, necessitating additional capital, and may have unexpected adverse effects upon our ability to compete effectively.

We are not paying dividends on our preferred stock or common stock and are deferring distribution on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock and trust preferred securities may adversely affect us.

We historically paid cash dividends before we suspended dividend payments on our preferred and common stock and distributions on our trust preferred securities on May 19, 2009, pursuant to the request of the Federal Reserve, because, as a matter of policy, the Federal Reserve indicated that bank holding companies should not pay dividends or make distributions on trust preferred securities using funds from the TARP Capital Purchase Program (or “CPP”). There is no assurance that we will receive approval to resume paying cash dividends. Even if we are allowed to resume paying dividends again by the Federal Reserve, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. Further, we need prior Treasury approval to increase our quarterly cash dividends above $0.01 per common share through the earliest of December 19, 2011, the date we redeem all shares of Series A Preferred Stock or the Treasury has transferred all shares of Series A Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant

Further, dividend payments on our Series A Preferred Stock and distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our Company, holders of the Series A Preferred Stock shall be entitled to receive for each share of Series A Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we miss six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We cannot pay dividends on our outstanding shares of Series A Preferred Stock or our common stock until we have paid in full all deferred distributions on our trust preferred securities, which will require prior approval of the Federal Reserve.

Nonperforming assets take significant time and adversely affect our results of operations and financial condition.

At December 31, 2009 and 2008, our nonperforming loans (which consist of non-accrual loans) totaled $97.9 million and $87.0 million, or 7.0 percent and 5.2 percent of the loan portfolio, respectively. At December 31, 2009 and 2008, our nonperforming assets (which include foreclosed real estate) were $123.3 million and $92.0 million, or 5.72 percent and 3.97 percent of assets, respectively. In addition, we had approximately $8.8 million and $15.8 million in accruing loans that were 30 days or more delinquent at December 31, 2009 and 2008, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.

Seacoast National has adopted and implemented a written program to ensure Bank adherence to a written program designed to eliminate the basis of criticism of criticized assets as required by the OCC pursuant to the formal agreement that Seacoast National entered into with the OCC. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these remaining assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

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

All of our loan portfolios have been affected by the sustained economic weakness of our markets and the effects of higher unemployment rates. Our commercial and residential real estate and real estate-related portfolios have been especially affected by adverse market conditions, including reduced real estate prices and sales levels.

Our commercial and residential real estate and real estate-related loans, especially construction and development loans, have been affected adversely by the on-going correction in real estate prices, reduced levels of sales during the recessions, and the economic weakness of our Florida markets and the effects of higher unemployment rates. We may have to increase our allowance for loan losses through additional provisions for loan losses because of continued adverse changes in the economy, market conditions, and events that adversely affect our customers or markets. Our business, financial condition, liquidity, capital (especially tangible common equity), and results of operations could be materially adversely affected by additional provisions for loan losses.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, have adversely affected us and may continue to adversely affect us.

The effects of ongoing mortgage market challenges, combined with the correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue, notwithstanding various government programs to boost the residential mortgage markets and stabilize the housing markets. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.

The declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with the continued economic recession in our markets and continued high or increased unemployment levels could cause additional losses which could adversely affect our earnings and financial condition, including our capital and liquidity.

Our concentration of commercial real estate loans could result in further increased loan losses.

CRE is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset, especially since we had 50.7 percent and 53.5 percent of our portfolio in CRE loans at year-end 2009 and 2008, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2009, we added $124.8 million of provisioning for loan losses compared to $88.6 million in 2008 and $12.7 million in 2007, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans.

Pursuant to the formal agreement that Seacoast National entered into with the OCC, Seacoast National adopted and implemented a written commercial real estate concentration risk management program. However, there is no guarantee that the program will effectively reduce our concentration of commercial real estate.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. The FDIC has also required all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was paid on December 30, 2009.

We also participated in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participated in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. TLG’s noninterest-bearing transaction deposit account guarantee program was scheduled to expire on December 31, 2009, but was extended to June 30, 2010. Our management has decided that we will participate in the extended program. Institutions that participate in the extended program are required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The increased premiums and TLG assessments charged by the FDIC increased our noninterest expense in 2009 and we expect that it will continue to increase our noninterest expense in 2010.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval. However, we held approximately $13.1 million of cash and short-term investments at December 31, 2009, largely due to the receipt of proceeds from our common stock offering, which was consummated in the third quarter of 2009 and a private placement of common stock completed in the fourth quarter of 2009. We invested all of the $50.0 million of the TARP CPP proceeds and an additional $70.0 million of proceeds from our offerings in Seacoast National to meet the OCC capital requirements. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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

Both we and Seacoast National must meet regulatory capital requirements and maintain sufficient liquidity and our regulators may modify and adjust such requirements in the future. The OCC and Seacoast National agreed by letter agreement that Seacoast National shall maintain specific minimum capital ratios by March 31, 2009 and subsequent periods, including a total risk-based capital ratio of 12.00 percent and a Tier 1 leverage ratio of 7.50 percent. Recently, the minimum Tier 1 capital ratio was revised by the OCC and Seacoast National to 8.50 percent for periods after January 31, 2010. The minimum total risk-based capital ratio was left unchanged. We also face significant regulatory and other governmental risk as a financial institution and a participant in the TARP CPP.

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

Although we currently comply with all capital requirements, we may be subject to more stringent regulatory capital ratio requirements in the future and we may need additional capital in order to meet those requirements. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operation and financial conditions, generally. Under FDIC rules, if Seacoast National ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits may be restricted and the interest rates that it pays may be restricted.

Our ability to realize our deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

As of December 31, 2009, we had deferred tax assets of $18.8 million after we recorded $29.7 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes may be further reduced under Section 382 of the Internal Revenue Code by an offering and/or other sales of our capital securities.

As a TARP CPP participant, we are not allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings and our FDIC deposit insurance assessments increase faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0 percent to 5.25 percent. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rates by 100 basis points to 4.25 percent over the remainder of 2007, and has since reduced the target federal funds rate by an additional 400 basis points to a range between zero and 25 basis points beginning in December 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined. Declining rates reflect efforts by the Federal Reserve to stimulate the economy, but may not be effective, and thus may negatively affect our results of operations and financial condition, liquidity and earnings.

On February 18, 2010, the Federal Reserve raised the discount rate from 0.5 percent to 0.75%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and therefore may adversely affect our liquidity and earnings.

The TARP CPP and the ARRA impose, and other proposed rules may impose additional, executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the warrant to purchase 589,623 shares of common stock (or the “Warrant”) which we refer to as the TARP Assistance Period. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

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

The ARRA imposed further limitations on compensation during the TARP Assistance Period including:

•	a prohibition on making any golden parachute payment to a senior executive officer or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of the reported earnings to enhance the compensation of any of its employees; and

•	a prohibition of the five highest paid executives from receiving or accruing any bonus, retention award or incentive compensation, or bonus except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The new Treasury interim final rules also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives; require a “say on pay” vote in annual shareholders’ meetings; and restrict stock or units that may vest or become transferable granted to executives.

The Federal Reserve has proposed guidelines on executive compensation. The FDIC also has proposed a rule to incorporate employee compensation factors into the risk assessment system which would adjust risk-

based deposit insurance assessment rates if the design of certain compensation programs does not satisfy certain FDIC goals to prevent executive compensation from encouraging undue risk-taking.

These provisions and any future rules issued by the Treasury, the Federal Reserve and the FDIC or any other regulatory agencies could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations

From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

TARP lending goals may not be attainable.

Congress and the bank regulators have encouraged recipients of TARP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by recipients of TARP capital, and regulatory demands for demonstrating and reporting such lending, are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and have expanded our mortgage loan originations, and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

Changes of TARP program and future rules applicable to banks generally or to TARP recipients could adversely affect our operations, financial condition, and results of operations.

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

In addition, the government is contemplating potential new programs under TARP, including programs to promote small business lending, among other initiatives. It is uncertain whether we will qualify for those new programs and whether those new programs may impose additional restrictions on our operation and affect our financial condition in the future.

Our future success is dependent on our ability to compete effectively in highly competitive markets.

We operate in the highly competitive markets of Martin, St. Lucie, Brevard, Indian River and Palm Beach Counties in southeastern Florida, the Orlando, Florida metropolitan statistical area, as well as in more rural competitive counties in the Lake Okeechobee, Florida region. Our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We are also subject to a number of disclosure and reporting requirements as a result of our participation in TARP CPP. The SEC also has proposed a number of new rules or regulations requiring additional disclosure, such as lower-level employee compensation. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

Florida law and our Articles of Incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of us to consult with our board, and which enable the board to negotiate and give consideration on behalf of us and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements and a staggered board of directors, may make any takeover attempts and other acquisitions of interests in us, by means of a tender offer, open market purchase, a proxy fight or otherwise, that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial. As a result, our board of directors may decide not to pursue transactions that would otherwise be in the best interests of holders of our common stock.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

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

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present the risks of acquisitions, although generally, as well as some risks specific to these transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, require us to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently authorized to issue up to 130 million shares of common stock, of which 58,877,646 shares were outstanding as of March 9, 2010, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 1.0 percent of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3 percent of the shares of Series A Preferred Stock outstanding is required for:

•	any authorization or issuance of shares ranking senior to the Series A Preferred Stock;

•	any amendment to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock; or

•	consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock. Holders of Series A Preferred Stock could block the foregoing transitions, even where considered desirable by, or in the best interests of, holders of our common stock.

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

We and Seacoast National’s main office occupies approximately 62,000 square feet of a 68,000 square foot building in Stuart, Florida. This building, together with an adjacent 10-lane drive-through banking facility and an additional 27,000-square foot office building, are situated on approximately eight acres of land in the center of Stuart that is zoned for commercial use. The building and land are owned by Seacoast National, which leases out portions of the building not utilized by our company and Seacoast National to unaffiliated third parties.

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

As of December 31, 2009, the net carrying value of branch offices of Seacoast National (excluding the main office) was approximately $30.6 million. Seacoast National’s branch offices are described as follows:

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

Rivergate, opened October 28, 1985, originally occupied 1,700 square feet of leased space in the Rivergate Shopping Center, Port St. Lucie, Florida. Seacoast National moved the branch to larger facilities in the shopping center in April 1999. Furniture and bank equipment located in the prior facilities were moved to the new facility, which occupied approximately 3,400 square feet, with three drive-in lanes and a drive-up ATM. This office closed in the second quarter of 2008, simultaneous with the opening of

Seacoast National’s new Westmoreland branch office (across the street from Rivergate). The Westmoreland office is situated in a stand alone building owned by Seacoast National with 4,468 square feet of space (2,821 square feet to be occupied by the branch, the remainder to be leased to tenants) on leased land, with three drive-in lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast National. Located on the corner of a heavily traversed thoroughfare, the new location is more prominent than the existing store front location in the shopping plaza.

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

Beachland, opened in February 1993, consists of 4,150 square feet of leased space located in a three-story commercial building on Beachland Boulevard, the main beachfront thoroughfare in Vero

Beach, Florida. This facility has 2 drive-in teller lanes, a drive-up ATM, and furniture and equipment, all owned by Seacoast National. In November 2008, Seacoast National closed this location and relocated branch personnel, as well as furniture and equipment, to a separate leased facility in close proximity on Cardinal Drive.

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

Mariner Square, acquired in April 1995, was a 3,600 square foot leased space located on the ground floor of a three-story office building located on U.S. Highway 1 between Hobe Sound and Port Salerno. Approximately 700 square feet of the space was sublet to a third party. The space occupied by Seacoast National had been improved to be a full service branch with two drive-in lanes, one serving as a drive-up ATM lane as well as a drive-in teller lane, all owned by Seacoast National. Seacoast National closed this location in March 2008.

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

Oak Point, opened in June 1997, occupies 5,619 square feet of leased space on the first floor of a 19,700 square foot three-story building in Indian River County. The office is in close proximity to Indian River Memorial Hospital and the peripheral medical community adjacent to the hospital. The facility includes three drive-in teller lanes, a walk-up ATM, and furniture and equipment, all owned by Seacoast National. Seacoast National sublets 2,030 square feet of space on the first floor to a third party.

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

Port St. Lucie Wal-Mart, opened in October 2002, occupied 695 square feet of leased space in a Wal-Mart Superstore on U.S. Highway 1 in southern Port St. Lucie. The branch included a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location was closed at the end of December 2007.

Jupiter, located on U.S. Highway 1 in Jupiter, Florida, this office opened as a loan production office in August 2002 and converted to a full-service branch during 2003. Commercial and residential lending personnel as well as certain executive offices were maintained at this location until May 2006 when our PGA Blvd. location opened. In May 2006 this office was closed. Seacoast National’s obligation for 3,718 square feet of leased space under lease expired at the end of July 2007. No ATM or night depository existed for this location.

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

Northlake, is a 2,881 square foot location built on land owned by Seacoast National and opened in February 2005. Located on a bustling east / west thoroughfare in northern Palm Beach County, the facility includes 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location was closed in June 2009.

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

Arcadia, acquired in April 2006, located in DeSoto County, originally was a 1,681 square foot one-story branch on approximately 1.5 acres, all owned by Seacoast National. Built in 1984, the office has 3 drive-up lanes, a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. An expansion of this office adding 1,575 square feet was completed in April 2008.

Moore Haven, acquired in April 2006, located in Glades County, is a 640 square foot office. The office is under a lease, the initial term of which expired in 2003 and now is renewed annually in November. The office is a storefront location, with a walk-up ATM, and furniture and equipment, all owned by Seacoast National.

Wauchula, acquired in April 2006, located in Hardee County, is a 4,278 square foot office. It is leased under a 10-year lease that expired in 2008, but with a renewal option that extends the lease for an additional five years to 2013. The office has 2 drive-up lanes, a walk-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.

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

Middle River was opened in October 2007 in Ft. Lauderdale, Florida on U.S. 1. The location occupies 2,350 square feet of leased space on the first floor of a brand new one-story building. The location has a night depository, and furniture and equipment, all owned by Seacoast National. The location replaced 1,089 square feet of space acquired on a short term lease in early 2007 in Boca Raton, Florida, temporarily housing a new loan production office. All personnel were relocated to the Middle River site. This location was closed in early December 2009.

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

Gatlin Boulevard, located in St. Lucie County, opened in March 2008 on an out parcel directly in front of a Sam’s Club and adjacent to a Wal-Mart. The office is two stories, with 2,782 square feet on the first floor occupied by Seacoast National and 2,518 square feet on the second floor available for leasing to outside parties. Seacoast National owns the land and building. The branch has 4 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National.

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements in our 2009 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.

No new and planned offices are projected to open over the remainder of 2010.

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

A special shareholders’ meeting was held on December 3, 2009. Information regarding the special shareholders’ meeting is incorporated herein by reference to the current report on Form 8-K filed with the SEC on December 3, 2009.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of our common stock are entitled to one vote per share on all matters presented to shareholders as provided in our Amended and Restated Articles of Incorporation.

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market which is a national securities exchange (“Nasdaq”). As of March 9, 2010 there were 58,887,646 shares of our common stock outstanding, held by approximately 1,428 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sale Price Per Share of
	Seacoast Common		Quarterly Dividends
	Stock		Declared Per Share of
	High	Low	Seacoast Common Stock

2008
First Quarter	$12.460	$7.670	$0.16
Second Quarter	11.200	7.760	0.16
Third Quarter	12.570	7.310	0.01
Fourth Quarter	11.000	4.370	0.01
2009
First Quarter	$6.870	$2.170	$0.01
Second Quarter	4.350	2.150	0.00
Third Quarter	2.840	1.910	0.00
Fourth Quarter	2.620	1.180	0.00

Dividends from Seacoast National are our primary source of funds to pay dividends on our common stock. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast National also limits dividends that may be paid to us. Beginning in the third quarter of 2008, we reduced our dividend per share of common stock to de minimis $0.01. On May 19, 2009, the Company’s board of directors voted to suspend quarterly dividends on common stock. Additional information regarding restrictions on the ability of Seacoast National to pay dividends to us is contained in Note C of the “Notes to Consolidated Financial Statements” in our 2009 Annual Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Item 1. Business- Payments of Dividends” for information with respect to the regulatory restrictions on dividends. We do not expect to pay dividends in the foreseeable future and expect to retain all earnings, if any, to support our capital adequacy and growth.

Outstanding Warrants

Pursuant to the Purchase Agreement between us and the Treasury on December 19, 2008, we sold the Warrant to acquire 1,179,245 shares of our common stock to the U.S. Treasury and the exercise price of the Warrant is $6.36. As a result of the Company’s public offering in the third quarter of 2009, the number of shares under the Warrant was reduced by 50 percent to 589,623 shares. The Warrant will expire on December 19, 2018.

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

On December 17, 2009, Seacoast sold 6,000,000 shares of its common stock to CapGen Capital Group III LP (“CapGen”), a Delaware limited partnership, pursuant to the definitive Stock Purchase Agreement dated as of October 23, 2009 between the Company and CapGen, a copy of which was filed with the SEC on October 29, 2009 as Exhibit 10.1 of the Company’s Current Report on Form 8-K. Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, and its successor, Macquarie Capital (USA) Inc. acted as placement agent.

The Company received total gross proceeds of $13.5 million from the sale, and paid $540,000 of fees to the placement agent, in addition to the reimbursement of reasonable expenses in connection with the placement. The private placement was made pursuant to exemptions from registration under the Securities Act of 1933, as amended and Regulation D thereunder.

Item 6.	Selected Financial Data

Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2009 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2009 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The narrative under the heading of “Market Risk” in the 2009 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading of “Securities”, and the narrative under the heading of “Interest Rate Sensitivity” in the 2009 Annual Report are incorporated herein by reference. The information regarding securities owned by us set forth in Table 15, “Securities Held for Sale” and Table 16, “Securities Held for Investment,” in the 2009 Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The report of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements are included in the 2009 Annual Report and are incorporated herein by reference. and “Quarterly Consolidated Income Statements” are included in the 2009 Annual Report and are incorporated herein by reference.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 — Election of Directors” and “Corporate Governance” in the 2010 Proxy Statement, as well as under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Salary and Benefits Committee Report,” “Director Compensation” and “Performance Graph” in the 2010 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2009.

Equity Compensation Plan Information

December 31, 2009

	Number of		Number of Securities
	Securities to be	Weighted Average	Remaining Available for
	Issued Upon	Exercise Price	Future Issuance
	Exercise of	of Outstanding	Under Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
Plan category	and Rights	Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders:
1996 Plan(1)	7,840	$7.46	—
2000 Plan(2)	550,005	21.40	523,278
2008 Plan(3)	—	—	1,500,000
Employee Stock Purchase Plan(4)	—	—	31,777

TOTAL	557,845	$21.20	2,055,055

(1)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(2)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and awards of restricted stock or stock-based awards.

(3)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 — Election of Directors” and “Principal Shareholders” in the 2010 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Independent Auditors” in the 2010 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) List of all financial statements

The following consolidated financial statements and reports of independent registered public accounting firm of Seacoast, included in the 2009 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

Exhibit 3.2 Amended and Restated By-laws of the Corporation
Incorporated herein by reference from the Company’s Form 8-K, dated December 18, 2007.

Exhibit 3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 3.4 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from the Company’s Form S-1, dated June 22, 2009.

Exhibit 3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from the Company’s Form 8-K, dated July 20, 2009.

Exhibit 3.6 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from the Company’s Form 8-K, dated December 3, 2009.

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

Exhibit 4.13 Specimen Preferred Stock Certificate
Incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 4.14 Warrant for Purchase of Shares of Common Stock
Incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 4.15 Stock Purchase Agreement
Dated October 23, 2009, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from the Company’s Form 8-K, dated October 29, 2009.

Exhibit 4.16 Registration Rights Agreement
Dated October 23, 2009, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from the Company’s Form 8-K, dated October 29, 2009.

Exhibit 10.1 Amended and Restated Retirement Savings Plan, with Amendments*
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 10.2 Amended and Restated Employee Stock Purchase Plan*
Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 27, 2009.

Exhibit 10.3 Executive Employment Agreement*
Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 1995.

Exhibit 10.4 Executive Employment Agreement*
Dated January 2, 2007 between Harry R. Holland, III and the Bank, incorporated herein by reference from the Company’s Form 8-K, dated January 2, 2007.

Exhibit 10.5 1996 Long Term Incentive Plan*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-91859, dated December 1, 1999.

Exhibit 10.6 2000 Long Term Incentive Plan as Amended*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-49972, dated November 15, 2000.

Exhibit 10.7 Executive Deferred Compensation Plan*
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 30, 2001.

Exhibit 10.8 Change of Control Employment Agreement*
Dated December 24, 2003 between Dennis S. Hudson, III and the Registrant, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.9 Change of Control Employment Agreement*
Dated December 24, 2003 between William R. Hahl and the Company, incorporated herein by reference from the Company’s Form 8-K, dated December 24, 2003.

Exhibit 10.10 Change of Control Employment Agreement*
Dated July 18, 2006 between Richard A. Yanke and the Registrant, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 15, 2007.

Exhibit 10.11 Directors Deferred Compensation Plan*
Dated June 15, 2004, but effective July 1, 2004, incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on March 17, 2005.

Exhibit 10.12 Executive Employment Agreement*
Dated March 26, 2008 between O. Jean Strickland and the Bank and Company, incorporated herein by reference from the Company’s Annual Report on Form 8-K, dated March 26, 2008.

Exhibit 10.13 2008 Long-Term Incentive Plan*
Incorporated herein by reference from the Company’s Proxy Statement on Form DEF 14A as Exhibit A, dated March 18, 2008.

Exhibit 10.14 Letter Agreement
Dated December 19, 2008, between the Company and the United States Department of the Treasury incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 10.15 Formal Agreement
Dated December 16, 2008, between the Company and the Office of the Comptroller of the Currency incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008

Exhibit 10.16 Waiver of Senior Executive Officers*
Dated December 19, 2008, issued to the United Stated Department of the Treasury incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 10.17 Consent of Senior Executive Officers*
Dated December 19, 2008, issued to the United States Department of the Treasury incorporated herein by reference from the Company’s Form 8-K, dated December 23, 2008.

Exhibit 10.18 Form of 409A Amendment to Employment Agreements with Dennis S. Hudson, III, William R. Hahl, A. Douglas Gilbert, O. Jean Strickland and H. Russell Holland, III*
Incorporated herein by reference from the Company’s Form 8-K, dated January 5, 2009.

Exhibit 13 2009 Annual Report.  The following portions of the 2009 Annual Report are incorporated herein by reference:

Financial Highlights

Financial Review — Management’s Discussion and Analysis

Selected Quarterly Information — Quarterly Consolidated Income Statements

Consolidated Financial Statements

Notes to Consolidated Financial Statements

Financial Statements — Reports of Independent Certified Public Accountants

Exhibit 21 Subsidiaries of Registrant

Exhibit 23 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1** Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 32.2** Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 111 the Emergency Economic Stability Act, as amended

Exhibit 99.1 31 C.F.R. § 30.15 Certification of Chief Executive Officer

Exhibit 99.2 31 C.F.R. § 30.15 Certification of Chief Financial Officer

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, as of the 23rd day of March 2010.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned being a director of Seacoast Banking Corporation of Florida, a Florida corporation (the “Company”), constitutes and appoints each of Dennis S. Hudson, III, O. Jean Strickland and William R. Hahl, as agent, with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this annual report on Form 10-K, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 23, 2010

/s/ Dale M. Hudson Dale M. Hudson, Vice-Chairman of the Board and Director	March 23, 2010

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 23, 2010

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 23, 2010

Date

/s/ John H. Crane John H. Crane, Director	March 23, 2010

/s/ T. Michael Crook T. Michael Crook, Director	March 23, 2010

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr., Director	March 23, 2010

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 23, 2010

/s/ Jeffrey S. Furst Jeffrey S. Furst, Director	March 23, 2010

/s/ A. Douglas Gilbert A. Douglas Gilbert	March 23, 2010

/s/ Robert B. Goldstein Robert B. Goldstein, Director	March 23, 2010

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 23, 2010

/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 23, 2010

/s/ Thomas H. Thurlow, Jr. Thomas H. Thurlow, Jr., Director	March 23, 2010

/s/ Edwin E. Walpole, III Edwin E. Walpole, III, Director	March 23, 2010