Form 10-Q
period 2010-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2010-05-13
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Organization)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Small Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.10 Par Value — 58,913,722 shares as of March 31, 2010

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2010	2009
ASSETS
Cash and due from banks	$58,153	$32,200
Interest bearing deposits with other banks	216,550	182,900

Total cash and cash equivalents	274,703	215,100
Securities:
Available for sale (at fair value)	365,986	393,648
Held for investment (fair values: $ 10,385 at March 31, 2010 and $17,210 at December 31, 2009)	10,228	17,087

TOTAL SECURITIES	376,214	410,735
Loans held for sale	3,609	18,412
Loans	1,373,278	1,397,503
Less: Allowance for loan losses	(43,719)	(45,192)

NET LOANS	1,329,559	1,352,311
Bank premises and equipment, net	38,409	38,932
Other real estate owned	19,076	25,385
Other intangible assets	3,806	4,121
Other assets	74,590	86,319

	$2,119,966	$2,151,315

LIABILITIES
Deposits	$1,759,433	$1,779,434
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	95,708	105,673
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	10,032	10,663

	1,968,783	1,999,380

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2010	2009
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share, authorized 4,000,000 shares, issued and outstanding 2,000 shares of Series A	45,311	44,999
Warrant for purchase of shares of common stock at $6.36 per share	3,123	3,123
Common stock, par value $0.10 per share, authorized 130,000,000 shares, issued 58,938,221 and outstanding 58,913,722 shares at March 31, 2010, and issued 58,921,668 and outstanding 58,867,229 shares at December 31, 2009	5,891	5,887
Other shareholders’ equity	96,858	97,926

TOTAL SHAREHOLDERS’ EQUITY	151,183	151,935

	$2,119,966	$2,151,315

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009

Interest and fees on loans	$18,377	$23,160
Interest and dividends on securities	3,796	4,004
Interest on federal funds sold and other investments	239	148

TOTAL INTEREST INCOME	22,412	27,312
Interest on deposits	4,467	7,987
Interest on borrowed money	732	1,151

TOTAL INTEREST EXPENSE	5,199	9,138

NET INTEREST INCOME	17,213	18,174
Provision for loan losses	2,068	11,652

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,145	6,522
Noninterest income
Other income	4,560	4,982
Securities gains	2,100	0

TOTAL NONINTEREST INCOME	6,660	4,982
TOTAL NONINTEREST EXPENSES	23,369	19,335

LOSS BEFORE INCOME TAXES	(1,564)	(7,831)
Benefit for income taxes	0	(3,071)

NET LOSS	(1,564)	(4,760)
Preferred stock dividends and accretion of preferred stock discount	937	937

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,501)	$(5,697)

PER SHARE COMMON STOCK:
Net loss diluted	$(0.04)	$(0.30)
Net loss basic	(0.04)	(0.30)
Cash dividends declared	0.00	0.01
Average shares outstanding — diluted	58,845,822	19,069,437
Average shares outstanding — basic	58,845,822	19,069,437
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Interest received	$22,594	$27,129
Fees and commissions received	4,634	4,795
Interest paid	(5,185)	(9,648)
Cash paid to suppliers and employees	(18,136)	(19,542)
Income taxes received	20,797	0
Origination of loans held for sale	(35,750)	(45,936)
Proceeds from loans held for sale	50,553	39,905
Net change in other assets	(291)	131

Net cash provided by (used in) operating activities	39,216	(3,166)
Cash flows from investing activities
Maturities of securities available for sale	33,794	9,485
Maturities of securities held for investment	1,454	1,217
Proceeds from sale of securities available for sale	43,481	250
Proceeds from sale of securities held for investment	5,452	0
Purchases of securities available for sale	(56,751)	(35,967)
Net new loans and principal repayments	17,288	27,314
Proceeds from sale of loans	700	0
Proceeds from the sale of other real estate owned	5,162	603
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	0	181
Additions to bank premises and equipment	(264)	(429)

Net cash provided by investing activities	50,316	2,654
Cash flows from financing activities
Net increase (decrease) in deposits	(20,003)	3,876
Net decrease in federal funds purchased and repurchase agreements	(9,966)	(4,549)
Stock based employee benefit plans	40	64
Dividends paid	0	(580)

Net cash used in financing activities	(29,929)	(1,189)

Net increase (decrease) in cash and cash equivalents	59,603	(1,701)
Cash and cash equivalents at beginning of period	215,100	151,192

Cash and cash equivalents at end of period	$274,703	$149,491

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Reconciliation of net loss to net cash provided by (used in) operating activities
Net loss	$(1,564)	$(4,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	790	886
Amortization (accretion) of premiums and discounts on securities, net	13	(147)
Other amortization and accretion	134	265
Change in loans held for sale, net	14,803	(6,031)
Provision for loan losses	2,068	11,652
Gains on sale of securities	(2,100)	0
Gains on sale of loans	(87)	(153)
Losses on sale and write-downs of other real estate owned	3,825	183
Losses (gains) on disposition of fixed assets	1	(20)
Change in interest receivable	350	15
Change in interest payable	14	(510)
Change in prepaid expenses	981	193
Change in accrued taxes	20,975	(2,874)
Change in other assets	(291)	131
Change in other liabilities	(696)	(1,996)

Net cash provided by (used in) operating activities	$39,216	$(3,166)

Supplemental disclosures of non-cash investing activities:
Fair value adjustment to available for sale securities	$1,049	$4,610
Transfer of loans to other real estate owned	2,678	8,279
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
Use of Estimates
The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
The accounting policies that are particularly sensitive to judgments and the extent to which significant estimates are used include the allowance for loan losses and the reserve for unfunded lending commitments, fair value of certain financial instruments, realization of deferred tax assets, and contingent liabilities.
NOTE B — RECENT ACCOUNTING STANDARDS
Accounting Standards Update No. 2010-6, Topic 820 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“ASU 2010-6”)
ASU 2010-6 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. ASU 2010-6 provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

NOTE C — SUBSEQUENT EVENTS
In preparing these condensed consolidated financial statements, subsequent events were evaluated through the time the condensed consolidated financial statements were issued. Condensed consolidated financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the condensed consolidated financial statements.
NOTE D — BASIC AND DILUTED LOSS PER COMMON SHARE
Equivalent shares of 1,140,000 and 1,773,000 related to stock options, stock settled appreciation rights and warrants for the periods ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2010	2009
Basic:
Net loss available to common shareholders	$(2,501)	$(5,697)
Average shares outstanding	58,845,822	19,069,437

Basic EPS	$(0.04)	$(0.30)

Diluted:
Net loss available to common shareholders	$(2,501)	$(5,697)
Average shares outstanding	58,845,822	19,069,437

Diluted EPS	$(0.04)	$(0.30)

NOTE E — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE
In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at March 31, 2010 and 2009 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Available for sale securities (3)	$365,986	$—	$365,986	$—
Loans held for sale	3,609	—	3,609	—
Loans (1)	38,472	—	6,513	31,959
Other real estate owned (2)	19,076	—	341	18,735
Long-lived assets held for sale (2)	1,676	—	1,676	—

March 31, 2009
Available for sale securities (3)	$349,181	$—	$349,181	$—
Loans held for sale	8,196	—	8,196	—
Loans (1)	42,404	—	11,840	30,564
Other real estate owned (2)	12,684	—	12,684	—
Long-lived assets held for sale (2)	—	—	—	—

(1)
See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.

(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

(3)	See Note J for further detail of fair value of individual investment categories.
When appraisals are used to determine fair value and the appraisals are based on a market approach, the related loan’s fair value is classified as Level 2 input. The fair value of loans based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, is classified as Level 3 input.
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.
During the first quarter 2010 transfers into and out of level 2 fair value for available for sale securities consisted of investment purchases, sales, maturities and principal repayments.
For loans classified as level 2 the transfers in totaled $2.4 million consisting of loans that became impaired during the first quarter. Transfers out consisted of valuation write-downs of $135,000, foreclosures of $100,000 migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaling $115,000. No sales were recorded.
For OREO classified as level 2 during the first quarter transfers out totaled $2,628,000 consisting of valuation write-downs of $72,000 and sales of $2,556,000 and transfers in consisted of foreclosed loans totaling $131,000.

The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of March 31, 2010:

	March 31, 2010
	Carrying
(Dollars in thousands)	Value	Fair Value
Financial Assets
Cash and cash equivalents	$274,703	$274,703
Securities	376,214	376,371
Loans, net	1,329,559	1,338,252
Loans held for sale	3,609	3,609

Financial Liabilities
Deposit liabilities	1,759,433	1,768,987
Borrowings	145,708	148,680
Subordinated debt	53,610	17,200
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2010:
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
Subordinated debt: The fair value of the floating rate subordinated debt is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rate for similar instruments.
NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES
At March 31, 2010 and 2009, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	2010		2009
	Recorded	Valuation	Recorded	Valuation
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Impaired loans without an allowance	$57,225	$0	$66	$0
Impaired loans with an allowance	99,290	12,358	116,706	6,632

	$156,515	$12,358	$116,772	$6,632

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2010 and 2009, accruing TDRs totaled $60.0 million and $3.3 million, respectively.
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
Nonaccrual loans and accruing loans past due 90 days or more were $96,321,000 and $163,000, respectively, at March 31, 2010 and $109,381,000 and $4,484,000, respectively, at March 31, 2009.
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

The Company has evaluated events from the date of the condensed consolidated financial statements on March 31, 2010 through the issuance of those condensed consolidated financial statements included in this Quarterly Report on Form 10-Q on May 10, 2010. No material events were identified requiring recognition and/or disclosure in the condensed consolidated financial statements.
NOTE H — EQUITY CAPITAL
A stock offering was completed during April of 2010 adding $50 million of Series B Mandatorily Convertible Noncumulative Nonvoting Preferred Stock (“Series B Preferred Stock”) as permanent capital, resulting in approximately $46.9 million in additional Tier 1 risk-based equity, net of issuance costs. Approximately $14.1 million of the sale is unfunded pending approval by the Federal Reserve Bank. The shares of Series B Preferred Stock are mandatorily convertible into common shares upon Shareholder approval.
The following presentation provides proforma information for selected financial data reflecting the effect of the stock offering:

	March 31, 2010
(Dollars in thousands)	As Stated	Pro Forma(1)
Total assets	$2,119,966	$2,166,842
Total shareholders’ equity	151,183	198,059
Common shareholders’ equity	105,872	152,748
Book value per common share	1.80	1.64
Tier 1 capital ratio	13.83	17.47
Total risk-based capital ratio	15.29	18.75
Tier 1 leverage ratio	8.86	10.95
Common shares outstanding	58,913,722	93,396,480

(1)	Pro Forma information assumes the Series B Preferred Stock is converted to common stock and the unfunded investment is approved by the Federal Reserve Bank.
The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At March 31, 2010, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.
Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.
NOTE I — LETTERS OF CREDIT
During the first quarter of 2010, the Company’s banking subsidiary reduced by $33.0 million the letters of credit issued by the Federal Home Loan Bank (“FHLB”) used to satisfy a pledging requirement. Letters of credit outstanding with the FHLB sum to $43.0 million at March 31, 2010. The letters of credit have a term of one year with an annual fee equivalent to 5 basis points, or $21,500, amortized over the one year term of the letters. No interest cost is associated with the letters of credit.

NOTE J — SECURITIES
The amortized cost and fair value of securities available for sale and held for investment at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,191	$2	$(1)	$4,192
Mortgage-backed securities of Government Sponsored Entities	57,495	408	(15)	57,888
Collateralized mortgage obligations of Government Sponsored Entities	229,104	6,467	(3)	235,568
Private collateralized mortgage obligations	65,821	133	(2,717)	63,237
Obligations of state and political subdivisions	2,021	48	(3)	2,066
Other	3,035	—	—	3,035

	$361,667	$7,058	$(2,739)	$365,986

SECURITIES HELD FOR INVESTMENT
Private collateralized mortgage obligations	$5,996	$105	$—	$6,101
Obligations of state and political subdivisions	4,232	56	(4)	4,284

	$10,228	$161	$(4)	$10,385

	December 31, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,689	$2	$(3)	$3,688
Mortgage-backed securities of Government Sponsored Entities	60,154	719	(325)	60,548
Collateralized mortgage obligations of Government Sponsored Entities	250,762	5,219	(733)	255,248
Private collateralized mortgage obligations	70,719	569	(2,220)	69,068
Obligations of state and political subdivisions	2,021	49	(7)	2,063
Other	3,033	—	—	3,033

	$390,378	$6,558	$(3,288)	$393,648

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$288	$1	$—	$289
Private collateralized mortgage obligations	12,565	73	(1)	12,637
Obligations of state and political subdivisions	4,234	55	(5)	4,284

	$17,087	$129	$(6)	$17,210

Sales of securities for the three month period ended March 31, 2010, were $59,167,000 with gross gains of $2,100,000 and no losses. Of the $59,167,000, proceeds of $10,234,000 settled in April 2010. Proceeds from sales of securities available for sale for the three-month period ended March 31, 2009, were $250,000 with no gross gains or losses.
Securities with a carrying value of $298,644,000 and $320,768,000 and a fair value of $298,650,000 and $320,775,000 at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, and other public and trust deposits.
The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$—	$—	$3,693	$3,695
Due after one year through five years	1,673	1,685	498	497
Due after five years through ten years	2,559	2,599	1,771	1,814
Due after ten years	—	—	250	252

	4,232	4,284	6,212	6,258
Mortgage-backed securities of Government Sponsored Entities	—	—	57,495	57,888
Collateralized mortgage obligations of Government Sponsored Entities	—	—	229,104	235,568
Private collateralized mortgage obligations	5,996	6,101	65,821	63,237
No contractual maturity	—	—	3,035	3,035

	$10,228	$10,385	$361,667	$365,986

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$497	$(1)	$—	$—	$497	$(1)
Mortgage-backed securities of Government Sponsored Entities	20,064	(15)	—	—	20,064	(15)
Collateralized mortgage obligations of Government Sponsored Entities	7,856	(3)	—	—	7,856	(3)
Private collateralized mortgage obligations	28,516	(751)	15,386	(1,966)	43,902	(2,717)
Obligations of state and political subdivisions	—	—	1,146	(7)	1,146	(7)

Total temporarily impaired securities	$56,933	$(770)	$16,532	$(1,973)	$73,465	$(2,743)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$2,489	$(3)	$—	$—	$2,489	$(3)
Mortgage-backed securities of Government Sponsored Entities	32,519	(325)	—	—	32,519	(325)
Collateralized mortgage obligations of Government Sponsored Entities	57,438	(733)	—	—	57,438	(733)
Private collateralized mortgage obligations	18,211	(115)	18,498	(2,106)	36,709	(2,221)
Obligations of state and political subdivisions	—	—	1,542	(12)	1,542	(12)

Total temporarily impaired securities	$110,657	$(1,176)	$20,040	$(2,118)	$130,697	$(3,294)

The Company owned 16 individual investment securities totaling $73.5 million with aggregate gross unrealized losses at March 31, 2010. Based on a review of each of the securities in the investment securities portfolio at March 31, 2010, the Company concluded that it expected to recover the amortized cost basis of its investment.
Approximately $2.7 million of the unrealized losses at March 31, 2010 pertain to private label securities secured by collateral originated in 2005 and prior with a fair value of $43.9 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.
At March 31, 2010, the Company also had $18,000 of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $27.9 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

The unrealized losses on debt securities issued by states and political subdivisions amounted to $7,000 at March 31, 2010. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cast basis of these securities.
As of March 31, 2010, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2010.
Included in other assets was $14.9 million at March 31, 2010 and December 31, 2009 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2010, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $14.9 million of cost method investment securities.
NOTE K — INCOME TAXES
The tax benefit for the net loss for the first quarter of 2010 totaled $0.6 million. A deferred tax valuation allowance was recorded in a like amount, and therefore there was no change in the carrying value of net deferred tax assets which are supported by tax planning strategies. Should the economy show improvement and the Company’s credit losses moderate in the future, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At March 31, 2010 the Company has approximately $36 million in its deferred tax valuation allowance related to its net operating loss carryforwards.
NOTE L — COMPREHENSIVE LOSS
At March 31, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net loss	$(1,564)	$(4,760)
Unrealized gains on securities available for sale (net of tax)	1,614	2,826
Net reclassification adjustment	(970)	0

Comprehensive loss	$(920)	$(1,934)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2010
The following discussion and analysis is designed to provide a better understanding of the significant factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes included in this report. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.
NEW OFFICES / CLOSURES / RELOCATIONS
Seacoast National consolidated and opened a number of branch offices during 2009. A new branch office was opened on January 20, 2009 in the same shopping plaza as our existing Wedgewood branch in Martin County. This new branch has better ingress and egress on a corner of U.S. Highway One. Our office on Northlake Boulevard in northern West Palm Beach was closed on June 2, 2009 and our Middle River office in Ft. Lauderdale was closed on December 1, 2009, to reduce overhead and rationalize cost with future growth opportunities. Customers of these offices are now served by our PGA Boulevard office.
Additions to bank premises and equipment over the past 12 months have been more than offset by depreciation of $3.4 million over the same period and $1.7 million for closed offices (net of $0.9 million in write-downs in fair value) transferred to other assets, resulting in a net decrease of $5,276,000 in bank premises and equipment at March 31, 2010, compared to March 31, 2009.
EARNINGS SUMMARY
Net loss available to common shareholders for the first quarter of 2010 totaled $2,501,000 or $0.04 per average common diluted share, significantly improved when compared to losses in 2009 for the fourth, third, second and first quarters of $39,086,000 or $0.73 per average common diluted share, $41,714,000 or $1.21 per average common diluted share, $63,937,000 or $3.35 per average common diluted share, and $5,697,000 or $0.30 per average common diluted share, respectively. The better performance for the first quarter of 2010 reflects lower credit costs.
As forecast, the net interest margin was improved slightly, increasing 11 basis points during the first quarter of 2010 from the fourth quarter of 2009, and 4 basis higher than for the first quarter of 2009. The Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates, as well as, an improved mix of deposits. The average cost of interest bearing liabilities was 13 basis points lower for the first quarter of 2010, compared to fourth quarter 2009, and was 12 basis points lower for the fourth quarter of 2009, compared to the third quarter of 2009, 15 basis points lower for the third quarter of 2009, compared to second quarter 2009, and 40 basis points lower for the second quarter of 2009, compared to first quarter 2009, a total reduction of 80 basis points over the last twelve months. The improved mix of deposits reflects the continued success of our retail deposit growth initiatives.

Noninterest income totaled $4.6 million for the first quarter of 2010, compared to $4.6 million for the fourth quarter of 2009 and $5.0 million for the first quarter of 2009. Signs of improved stability in home prices and greater transaction volumes kept fee income from residential real estate production close to fourth quarter 2009’s result. Revenue from wealth management services were $0.1 million lower and service charges on deposits were $0.2 million lower when compared to first quarter 2009 and were offset by improved results in marine finance fees, and both debit card and merchant income for the first quarter of 2010. Consumer activity and spending has been adversely affected by economic conditions and directly affects many of the Company’s fee-based business activities.
Noninterest expenses increased by $2.5 million versus the prior year’s fourth quarter result, and were up $4.0 million compared to the first quarter of 2009. Overhead related to salaries and wages, employee benefits, outsourced data processing costs, occupancy and furniture and equipment expenses, and marketing expenses have been relatively stable year over year. The increase for both periods was primarily a result of losses on other real estate owned and other asset dispositions, increasing by $2.7 million and $3.6 million over each of the periods compared, respectively, reflecting stressed economic conditions.
Our provision for loan losses was substantially lower than in the fourth and first quarters of 2009, with $2.1 million of provisioning for loan losses for the first quarter of 2010 compared to $41.5 million and $11.7 million for the fourth and first quarter of 2009, respectively. Provisions for loans losses were higher during 2009 as a result of higher net charge-offs and the Company increasing its allowance for loan losses to loans outstanding ratio to 3.23 percent at December 31, 2009, up 148 basis points from December 31, 2008. The allowance for loan losses to loans outstanding ratio at March 31, 2010 was 3.18 percent.
CRITICAL ACCOUNTING ESTIMATES
Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:
•	the allowance and the provision for loan losses;
•	the fair value and other than temporary impairment of securities;
•	realization of deferred tax assets; and
•	contingent liabilities.
The following is a discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to us that could have a material effect on our reported financial information.

Allowance and Provision for Loan Losses
The information contained on pages 27-29 and 37-44 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.
Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale
At March 31, 2010, outstanding securities designated as available for sale totaled $365,986,000. The fair value of the available for sale portfolio at March 31, 2010 was more than historical amortized cost, producing net unrealized gains of $4,319,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2010 and 2009. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.
The credit quality of the Company’s securities holdings currently is investment grade. These securities, except for approximately $6.3 million of securities issued by states and their political subdivisions, as of March 31, 2010, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $297.6 million, or 81 percent of the total available for sale portfolio. The remainder of the portfolio primarily consists of private label securities secured by collateral originated in 2005 or prior. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.
These investments are reviewed quarterly for other than temporary impairment, or “OTTI”, by considering the following primary factors: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted. Based on our internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC 820. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

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
The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $7.1 million as of March 31, 2010, the same as at year-end 2009. The FHLB had eliminated its dividend for the first quarter of 2009 but has since reinstated dividends. The FHLB also instituted quarterly rather than daily repurchases of FHLB activity-based stock in February 2009. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at March 31, 2010 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.
Realization of Deferred Tax Assets
At March 31, 2010, the Company has net deferred tax assets of $18.4 million which are supported by tax planning strategies that could produce gains from transactions involving bank premises, investments, and other items that could be implemented during the NOL carry forward period.
As a result of the losses incurred in 2008 and 2009, the Company was and is in a three-year cumulative pretax loss position. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a DTA from a forecast of future taxable income. The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time, given the uncertain economic conditions. Therefore, the Company has recorded deferred tax valuation allowances for its net operating loss carryforwards totaling approximately $36 million at March 31, 2010. Should the economy show signs of improvement and our credit costs continue to moderate, management anticipates that increased reliance on its forecast of future taxable earnings would result in tax benefits as the recording of valuation allowances would no longer be necessary.
Contingent Liabilities
The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims. At March 31, 2010 and 2009, the Company had $150,000 and $0, respectively, accrued for contingent liabilities.

RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the first quarter of 2010 totaled $17,288,000, decreasing from 2009’s fourth quarter by $230,000 or 1.3 percent, and lower than first quarter 2009’s result by $953,000 or 5.2 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
First quarter 2009	$18,241	3.44%
Second quarter 2009	18,987	3.65
Third quarter 2009	19,101	3.74
Fourth quarter 2009	17,518	3.37
First quarter 2010	17,288	3.48
Fully taxable equivalent net interest income is a common term and measure used in the banking industry but is not a term used under generally accepted accounting principles (“GAAP”). We believe that these presentations of tax-equivalent net interest income and tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered an alternative to GAAP. The following information is provided to reconcile GAAP measures and tax equivalent net interest income and net interest margin on a tax equivalent basis.

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2009	2009	2009	2009
	(Dollars in thousands)
Non-taxable interest income	$148	$145	$105	$135	$139
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$17,288	$17,518	$19,101	$18,987	$18,241
Total net interest income (not TE)	17,213	17,444	19,051	18,920	18,174
Net interest margin (TE)	3.48%	3.37%	3.74%	3.65%	3.44%
Net interest margin (not TE)	3.46	3.35	3.73	3.64	3.43

Net interest margin on a tax equivalent basis improved 11 basis points to 3.48 percent for the first quarter of 2010 compared to the fourth quarter of 2009, and was higher by 4 basis points year over year. During 2009 and for the first quarter of 2010, net interest income and net interest margin have stabilized despite the challenging lending environment and the reduction of interest due to nonaccrual loans. Increased nonaccrual loans have been the primary force that has adversely affected our net interest income and net interest margin when comparing results for 2010 and 2009 to 2008 and prior periods.
The earning asset mix changed year over year and also impacted net interest income. For 2010, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 69.1 percent, compared to 77.7 percent a year ago. Average securities as a percent of average earning assets increased from 16.7 percent a year ago to 20.7 percent during the first quarter of 2010 and federal funds sold and other investments increased to 10.2 percent from 5.6 percent in 2009. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with commercial and commercial real estate volumes representing 49.9 percent of total loans at March 31, 2010 (compared to 53.0 percent at March 31, 2009). This reflects our reduced exposure to commercial construction and land development loans on residential and commercial properties, which declined by $76.1 million and $128.8 million, respectively, from March 31, 2009 to March 31, 2010. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 41.1 percent of total loans at March 31, 2010 (versus 38.0 percent a year ago) (see “Loan Portfolio”). It is expected that these trends in earning asset mix will continue throughout 2010 when compared to prior periods.
The yield on earning assets for the first quarter of 2010 was 4.52 percent, 64 basis points lower than for 2009 in the first quarter, a reflection of the lower interest rate environment and earning asset mix. The Federal Reserve has indicated its intent to continue rates at their historical lows for an extended period. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2009	2009	2009	2009
Yield	4.52%	4.51%	4.98%	5.03%	5.16%
The yield on loans declined 27 basis points to 5.36 percent over the last twelve months for the same reasons noted above. Nonaccrual loans totaling $96.3 million or 7.0 percent of total loans at March 31, 2010, versus $109.4 million or 6.7 percent of total loans a year ago, have reduced the yield on our loan portfolio. The yield on investment securities was lower as well, decreasing 78 basis points year over year to 3.73 percent for the first quarter of 2010, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. The dilution in yield on investment securities has been more severe over the past two quarters, with the decline of 78 basis points for first quarter 2010 comparing to a decline of 69 basis points for the fourth quarter of 2009 year over year, versus 6 basis points for the third quarter of 2009 and 22 basis points for second quarter 2009 year over year. Federal funds sold and other investments yielded 0.47 percent for the first quarter of 2010, consistent with first quarter 2009’s yield of 0.49 percent. With the Federal Reserve maintaining the target federal funds rate to 0 to 25 basis points there will be limited opportunities to improve the margin.

Average earning assets for the first quarter of 2010 decreased $134.6 million or 6.3 percent compared to 2009’s first quarter. Average loan balances decreased $276.5 million or 16.6 percent to $1,393.8 million, while average investment securities were $58.0 million or 16.2 percent higher, totaling $417.0 million and average federal funds sold and other investments increased $83.9 million or 69.0 percent to $205.6 million. The decline in average earning assets is consistent with reduced funding as a result of a planned reduction of brokered deposits (only $24.6 remain outstanding at March 31, 2010), the maturity of a $15.0 million advance from the FHLB in November 2009, and lower sweep repurchase arrangements (declining $50.5 million from first quarter a year ago, principally in public funds as a result of lower tax receipts).
Commercial and commercial real estate loan production for 2010 totaled $1.8 million, compared to production for all of 2009 of $14 million. In comparison, commercial and commercial real estate loan production for 2008 totaled $117 million. Period-end total loans outstanding have declined by $259.3 or 15.9 percent in 2010, and declined similarly during first quarter 2009 year over year, by $245.4 million or 13.1 percent. Loan demand remains weak. Economic conditions in the markets the Company serves are expected to continue to be challenging, and although we continue to make loans generally, these conditions are expected to have a negative impact on loan growth during 2010, but possibly to a lessened degree if the consensus opinion that conditions will improve in late 2010 is realized. At March 31, 2010 the Company’s total commercial and commercial real estate loan pipeline was $32 million, versus $47 million at December 31, 2009 and $76 million at March 31, 2009.
A total of 37 applications were received seeking restructured mortgages during the first quarter of 2010, compared to 93, 102, 73 and 48 in the first, second, third and fourth quarters of 2009, respectively. The Company continues to lend, and we have expanded our mortgage loan originations and seek to expand loans to small businesses in 2010. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to remain a challenge.
Closed residential mortgage loan production for the first quarter of 2010 totaled $33 million, of which $22 million was sold servicing-released. In comparison, $36 million in residential loans were produced in the fourth quarter of 2009, of which $19 million was sold servicing-released $28 million in residential loans were produced in the third quarter of 2009, all of it sold servicing released, $43 million in residential loans were produced in the second quarter of 2009, of which $24 million was sold servicing-released, and $38 million in residential loans were produced in the first quarter of 2009, with $20 million sold servicing-released. Applications for residential mortgages totaled $52 million during the first quarter of 2010, compared to $92 million a year ago for the first quarter of 2009. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft in 2010.
During the first quarter of 2010, the sale of mortgage backed securities totaling $59.2 million resulted in securities gains of $2,100,000. Because of historically tight spreads it was believed these securities had minimal opportunity to further increase in value. During the first quarter of 2010 maturities (entirely pay-downs) totaled $35.2 million and securities portfolio purchases totaled $56.8 million. In comparison, during the first quarter of 2009 maturities (principally pay-downs) totaled $10.5 million and securities portfolio purchases totaled $36.0 million.

The cost of average interest-bearing liabilities in the first quarter of 2010 decreased 13 basis points to 1.25 percent from fourth quarter 2009 and was 80 basis points lower than for the first quarter of 2009, reflecting the lower interest rate environment. The following table details the cost of average interest bearing liabilities for the past five quarters:

	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2009	2009	2009	2009
Rate	1.25%	1.38%	1.50%	1.65%	2.05%
During 2010, the Company’s retail core deposit focus continues to produce strong growth in core deposit customer relationships when compared to prior year results, and resulted in increased balances which offset most of the planned certificate of deposit runoff during the first quarter of 2010. A total of 1,900 new households were added in 2010, up 8.4 percent compared to fourth quarter 2009 and 1,874 new households in the first quarter of 2009. The improved deposit mix and lower rates paid on interest bearing deposits during 2010 (and last several quarters) reduced the overall cost of interest bearing deposits to 1.22 percent, 89 basis points lower than a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 57.2 percent of total average interest bearing deposits for the first quarter of 2010, an improvement compared to the average of 53.3 percent a year ago. The average rate for lower cost interest bearing deposits for the first quarter of 2010 was 0.59 percent, down by 52 basis points from 2009’s rate. CD rates paid were also lower compared to 2009, lower by 119 basis points and averaging 2.06 percent for first quarter 2010. Average CDs (the highest cost component of interest bearing deposits) were 42.8 percent of interest bearing deposits for first quarter 2010, compared to 46.7 percent for 2009.
Average deposits totaled $1,757.0 million during the first quarter of 2010, and were $53.4 million lower compared to 2009, due primarily to a planned reduction of brokered deposits. Total average sweep repurchase agreements for first quarter 2010 were $50.5 million lower versus a year ago, a result of public fund customers maintaining larger balances in repurchase agreements during the first quarter of 2009. Average aggregate amounts for NOW, savings and money market balances increased $31.4 million or 3.8 percent to $849.4 million for the first quarter of 2010 compared to 2009, noninterest bearing deposits decreased $2.2 million or 0.8 percent to $272.1 million, and average CDs decreased by $82.5 million or 11.5 percent to $635.5 million. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. Average deposits in the Certificate of Deposit Registry program (“CDARs”) that began in mid-2008 that allow customers to have CDs safely insured beyond the FDIC deposit insurance limits, have declined $11.1 million from a year ago to $9.8 million for the first quarter 2010. The higher balance during the first quarter of 2009 reflects the deposit retention efforts that occurred during the financial market disruption a year ago and emphasis on safety at that time. The CDARs product continues to be a favored offering for homeowners’ associations concerned with FDIC insurance coverage.

FDIC deposit insurance has been temporarily increased from $100,000 to $250,000 per depositor from October 14, 2008 through December 31, 2013. Under the FDIC’s Temporary Liquidity Guarantee, or “TLG”, program, the entire amount in any eligible noninterest bearing transaction deposit account is guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. Seacoast National is participating in the TLG program to offer the best possible FDIC coverage to its customers. The TLG program expires December 31, 2010.
Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $50.5 million or 32.8 percent from the first quarter of 2009 but were higher by $11.2 million or 12.1 percent compared to fourth quarter 2009. Public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year, with balances typically peaking during the fourth and first quarters each year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. Other than the maturity of a $15.0 million FHLB advance in November 2009, no other changes have occurred to other borrowings since year-end 2007.
Company management believes its market expansion, branding efforts and retail deposit growth strategies have produced new relationships and core deposits, which have assisted in maintaining a stable net interest margin. Reductions in nonperforming assets also are expected to be accretive to the Company’s future net interest margin.
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
The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310 as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450. For the first quarter of 2010, the provision for loan losses was $2.1 million, lower than first quarter 2009’s provision for loan losses of $11.7 million, and substantially lower than provisioning in the second, third and fourth quarters of 2009 of $26.2 million, $45.4 million and $41.5 million, respectively. The provision for loan losses for the first quarter of 2010 was $1.4 million less than net charge-offs, which totaled $3.5 million or 1.03 percent (annualized) of average total loans. Delinquency trends show continued stability (see “Nonperforming Assets”).

Net charge-offs during 2008 and 2009 were higher than in prior years due to higher losses in the commercial construction and land development portfolio secured by residential land. The higher charge-offs reflected collateral property valuations declining and the Company reducing its commercial real estate (“CRE”) loan concentrations by selling $43.9 million of loans which accounted for $20.6 million of total net charge-offs during 2009. With timely and more aggressive collection efforts, loan sales, and charge-offs, the Company’s residential construction and land development loans have been reduced to $41.1 million or 3.0 percent of total loans at March 31, 2010 (see “Loan Portfolio”), down from approximately $117.2 million or 7.2 percent of total loans at March 31, 2009. Total CRE loans declined 20.9 percent from $865.6 million at March 31, 2009 to $684.7 million at March 31, 2010. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding (as defined in the guidance) represented 267 percent of total risk based capital at March 31, 2010. These remaining lending relationships are monitored and the value of the underlying real estate is evaluated using current appraisals, and where appropriate, discounted cash flow analysis using estimated holding periods and prospective future sales values discounted at rates that we believe appropriate. The reduction in the Company’s exposure to residential construction and development loans should reduce earnings volatility as a result of net charge-offs.
The Company has reduced its concentrations of large individual loan relationships over the periods compared. The following table details the Company’s reduced exposure to large residential construction and land development loans over the past five quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining almost 72 percent from $44.6 million at March 31, 2009 to $12.5 million at March 31, 2010. All of the remaining $12.5 million in loans greater than $4 million are classified as nonperforming, and of the $28.6 million in loans less than $4 million, $9.3 million or 33 percent are nonperforming:
QUARTERLY TRENDS — LOANS AT END OF PERIOD
(Dollars in Millions)

							2010
		2009				2010	Nonperforming
		1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	1st Qtr	No.
Residential Construction and Land Development
Condominiums	>$4 mil	$8.4	$7.9	$5.3	$—	$—	$—	—
	<$4 mil	7.9	8.8	3.7	6.1	0.9	0.9	1
Town homes	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	4.2	2.3	—	—	—	—	—
Single Family Residences	>$4 mil	6.6	6.5	—	—	—	—	—
	<$4 mil	13.9	10.3	7.1	4.1	3.9	0.6	5
Single Family Land & Lots	>$4 mil	21.8	21.8	5.9	5.9	5.9	5.9	1
	<$4 mil	29.6	21.5	19.5	16.6	15.7	4.9	16
Multifamily	>$4 mil	7.8	7.8	6.6	6.6	6.6	6.6	1
	<$4 mil	17.0	9.8	9.5	8.3	8.1	2.9	4

TOTAL	>$4 mil	44.6	44.0	17.8	12.5	12.5	12.5	2
TOTAL	<$4 mil	72.6	52.7	39.8	35.1	28.6	9.3	26

GRAND TOTAL		$117.2	$96.7	$57.6	$47.6	$41.1	$21.8	28

The Company’s other loan portfolios related to residential real estate are amortizing loans. The Company has never offered sub-prime, Alt A, Option ARM or any negative amortizing residential loans, programs or products, although it has originated and holds residential mortgage loans from borrowers with original or current FICO credit scores that are currently less than “prime” FICO credit scores. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations.
The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing 10-year loans for home improvements) totaled $89.1 million and home equity lines totaled $60.1 million at March 31, 2010, compared to $85.5 million and $60.3 million at March 31, 2009. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines using solely credit scoring, and therefore believes this portfolio of loans, primarily to customers with other relationships to Seacoast National, will perform better than portfolios of peers. Both charge-offs and past due ratios have been better than those nationally and for Florida during 2010 and 2009. Net charge-offs for the quarter ended 2010 totaled $156,000 for home equity lines, compared to $2,782,000 for all of 2009, and home equity lines past due 90 days or more and nonaccrual lines were $384,000 and $19,000 at March 31, 2010 and 2009, respectively. Other Florida peer banks have experienced higher losses and delinquencies for their home equity lines.
Congress and bank regulators encouraged recipients of Troubled Asset Relief Program (“TARP”) capital to use such capital to make loans and the Company continues to successfully produce residential mortgages. A total of 259 mortgage applications were taken during the first quarter of 2010 for $52 million with $33 million closed. In addition, a total of 37 applications were received seeking restructured mortgages, compared to 93 in the first quarter of 2009. Existing home sales and home mortgage loan refinancing activity in the Company’s markets has improved, however demand for new home construction is expected to remain soft in 2010.
Since year-end 2009, nonaccrual loans declined by $1.6 million to $96.3 million at March 31, 2010, and were $13.1 million lower than at March 31, 2009 (see “Nonperforming Assets”). Loans have declined $24.2 million or 1.7 percent since year-end 2009 and have declined $259.3 million or 15.9 percent since March 31, 2009 (see “Loan Portfolio”). For the remainder of 2010, the Company’s loan portfolio is expected to experience further declines, but to a lesser degree than 2009.

NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $4,560,000 for the first quarter of 2010, $422,000 or 8.5 percent lower than the first quarter of 2009 and $41,000 or 0.9 percent lower than the fourth quarter of 2009. Noninterest income accounted for 20.9 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the first quarter of 2010 compared to 21.5 percent a year ago. Noninterest income for the first quarter of 2010, and the fourth quarter and first quarters of 2009 is detailed as follows:

	1st Qtr	4th Qtr	1st Qtr
(Dollars in thousands)	2010	2009	2009
Service charges on deposits	$1,372	$1,612	$1,585
Trust income	476	543	558
Mortgage banking fees	421	422	499
Brokerage commissions and fees	286	321	381
Marine finance fees	339	228	345
Debit card income	717	658	608
Other deposit-based EFT fees	93	79	94
Merchant income	465	409	536
Other income	391	329	376

Total	$4,560	$4,601	$4,982

For the first quarter of 2010, revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year, by $177,000 or 18.8 percent, and were lower than the fourth quarter of 2009 by $102,000 or 11.8 percent. Of the $177,000 decrease, trust revenue was lower by $82,000 or 14.7 percent and brokerage commissions and fees were lower by $95,000 or 24.9 percent. Included in the $95,000 decline in brokerage commissions and fees was a decline of $102,000 in revenue from insurance annuity sales year over year, reflecting the lower interest rate environment. Lower estate and agency fees were the primary cause for the decline in trust income, as these decreased $73,000 and $16,000, respectively, from first quarter 2009’s results. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. The Company completed a new strategic plan for wealth management services in 2009 and is implementing it in 2010. Therefore, it is expected that fees from wealth management will begin to grow as the year progresses.
Service charges on deposits for the first quarter of 2010 were $213,000 or 13.4 percent lower year over year versus first quarter 2009, and were $240,000 or 14.9 percent lower than service charges for the fourth quarter of 2009. Overdraft income was the primary cause, as this declined $159,000 in 2010 compared to first quarter 2009 and $222,000 compared to fourth quarter 2009. Overdraft fees represented approximately 74 percent of total service charges on deposits for the first quarter of 2010, compared to 76 percent for all of 2009. Growth rates for remaining service charge fees on deposits have been nominal or declining, as the trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining higher deposit balances. Beginning July 1, 2010 all financial institutions must adopt procedures which may have a negative impact on overdraft fee income. The Company estimates that approximately 43% or $1.7 million of overdraft fee income related to the changed procedures will be impacted which could reduce fee income. The Company has a plan which it believes will reduce the impact, but believes overdraft fee income will be reduced.

For 2010, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National decreased nominally compared to first quarter 2009, by $6,000, but, compared to fourth quarter 2009 were higher by $111,000 or 48.7 percent. The Seacoast Marine Division originated $25 million during the first quarter of 2010. $20 million in loans were originated in the first and second quarters of 2009, $15 million during the third quarter of 2009, and $15 million during the fourth quarter of 2009 (a total of $70 million for the total year 2009). These production levels are significantly lower than loan production of $143 million and $186 million during 2008 and 2007, respectively, and are reflective of the economic downturn. Of the loans originated during the first quarter of 2010, $20 million (79.5 percent) were sold. This compares to sales as a percentage of production of 97.1 percent, 99.3 percent, and 86.0 percent for all of 2009, 2008 and 2007, respectively. As economic conditions deteriorated over 2008, attendance at boat shows by consumers, manufacturers, and marine retailers was lower than in prior years, and as a result marine sales and loan volumes were lower and are expected to continue to be lower in 2010. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.
Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the first quarter of 2010, debit card income increased $109,000 or 17.9 percent from 2009’s first quarter, and was $59,000 or 9.0 percent higher than fourth quarter 2009’s income. Other deposit-based electronic funds transfer (“EFT”) income decreased nominally, by $1,000 for 2010 compared to first quarter 2009, and increased $14,000 compared to fourth quarter’s 2009’s revenue. Debit card and other deposit-based EFT revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.
Merchant income was $71,000 or 13.2 percent lower for first quarter 2009, compared to one year earlier, and was $56,000 or 13.7 percent higher when compared to the fourth quarter of 2009. Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with Seacoast National. Over the past few years, expansion into new markets favorably impacted our merchant income, but continued economic weakness and related effects on consumer spending have more than offset our geographic expansion. Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity.
The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in 2010 decreased $78,000 or 15.6 percent from first quarter 2009, but were nominally lower than fourth quarter 2009’s result, by $1,000. Mortgage banking revenue as a component of overall noninterest income was 9.2 percent for the first quarter of 2010, the same as for all of 2009. Sales of residential loans for the first quarter of 2010 totaled $22 million, versus $20 million in 2009’s first quarter. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of new and used home sales. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company had more opportunities in markets it serves during 2009 and hopes to continue to take advantage in 2010 of tighter credit and reduced capital limiting the ability of some of our competitors. The Company also began offering FHA loans during the second quarter of 2009, a product previously not offered.
Other income for the first quarter of 2010 increased $15,000 or 4.0 percent compared to a year ago. Operating income from an investment in a limited partnership formed under the auspices of the Community Reinvestment Act improved year over year by $29,000, but most other line items in other income were slightly lower, including check charges, wire transfer fees, and miscellaneous other fees.

NONINTEREST EXPENSES
When compared to first quarter 2009, total noninterest expenses for 2010 increased by $4,034,000 or 20.9 percent to $23,369,000. The primary cause for the increase was net losses on other real estate owned (OREO) and other asset dispositions, increasing by $3,571,000 from $502,000 for the first quarter of 2009 to $4,073,000 for the first quarter of 2010. In addition, other legal and professional fees were $709,000 higher, versus a year ago, and totaled $2,101,000. While these increases are significant, noninterest expenses for 2010 have been in line with our expectations. Salaries, wages and benefits were $430,000 or 5.0 percent lower for first quarter 2010 compared to the same period in 2009. The elimination of bonus compensation for most positions and profit sharing contributions for all associates, reductions in matching contributions associated with salary savings plans, job eliminations, and branch consolidation(s), as well as the freezing of executive salaries, and reduced salary increases for other associates remain in place, thereby containing salary and wage costs. Cost reductions were also achieved in data processing, communication costs, occupancy, and furniture and equipment expenses, all of which declined when comparing the first quarter of 2010 to 2009 for the same period.
Salaries and wages for the first quarter of 2010 decreased by $426,000 or 6.2 percent to $6,462,000 compared to the prior year’s first quarter. Reduced headcount (including the branch closures in 2009), limited accruals for severance payments as compared to a year ago, and lower commission payments due to lower revenues generated from wealth management and weak lending production were the primary causes of the decrease in 2010 compared to first quarter 2009. As noted in prior management discussions, the Company has eliminated incentive payouts for senior officers and limited 401K contributions by the Company, cost savings that will remain in effect until the Company produces meaningful earnings improvements. Severance payments during the first quarter of 2009 totaled $241,000, compared to only $5,000 for the first quarter of this year. Base salaries were 5.4 percent lower year over year for the first quarter, with full-time equivalent employees (“FTEs”) totaling 428 at March 31, 2010, 2.1 percent less than the 437 FTEs at March 31, 2009.
As a recipient of funding from the U.S. Treasury’s TARP Capital Purchase Program (“CPP”), the Company is subject to various limitations on senior executive officers’ compensation pursuant the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity pursuant to the TARP CPP, including common stock which may be issued pursuant to the Warrant issued by the Company to the U.S. Treasury. These standards generally apply to the Company’s chief executive officer, chief financial officer and the three next most highly compensated senior executive officers.
Employee benefits costs decreased nominally, by $4,000 to $1,778,000 from the first quarter of 2009. The Company recognized lower claims experience in the first three months of 2010 for its self-funded health care plan compared to 2009, a decrease of $28,000 versus the first quarter a year ago. In addition, payroll taxes were $30,000 lower due to lower FTE’s for 2010. Offsetting, unemployment compensation costs were $60,000 higher year over year for the first quarter of 2010 due to the state of Florida increasing rates to replenish funding pools for compensation disbursements.

Outsourced data processing costs totaled $1,876,000 for the first quarter of 2010, a decrease of $15,000 or 0.8 percent from a year ago. Seacoast National utilizes third parties for its core data processing systems and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed. Merchant income and merchant services processing costs were lower year over year, with fewer transactions occurring at local businesses reflecting the poor economy (see “Noninterest Income”). Merchant services processing expenses were $70,000 lower than a year ago for the first quarter of 2009. Partially offsetting, core data processing and software maintenance costs were $39,000 and $15,000 higher for the first quarter of 2010, versus a year ago. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.
Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, decreased by $85,000 or 17.5 percent to $399,000 for the first quarter of 2010 when compared to 2009. Improved systems and monitoring of services utilized as well as reducing the number telephone lines (in part due to our branch consolidations) has reduced our communication costs, and these costs should continue to be lower prospectively when compared to prior year.
Total occupancy, furniture and equipment expenses for the first quarter of 2010 decreased $254,000 or 9.1 percent to $2,551,000, year over year, versus the same period in 2009. Included in the $254,000 decrease during 2010 were lease payments for bank premises decreasing $88,000, and lower depreciation and repair and maintenance costs, declining $95,000 and $25,000, respectively. Utility costs (power, lights and water) were reduced as well, lower by $54,000 during the first quarter of 2010, compared to 2009’s first quarter.
For 2010, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $168,000 or 34.4 percent to $656,000 when compared to first quarter 2009. Agency production, donations, and public relations expenses were lower by $18,000, $28,000 and $83,000, respectively, during the first quarter of 2010, compared to 2009. Media costs (including newspaper, radio and television) and direct mail costs were more than offsetting, increasing $166,000 and $122,000, respectively, compared to the first quarter of 2009. A focused campaign in our markets targeting the customers of competing financial institutions in our markets and promoting our brand has been underway, thereby causing the increases indicated.
Legal and professional fees increased $709,000 or 50.9 percent, to $2,101,000 for the first quarter of 2010, compared to a year ago for 2009. Legal fees were $195,000 lower in 2010 year over year, primarily due to lower problem assets. Compared to first quarter 2009, regulatory examination fees and CPA fees on an aggregate basis were $14,000 higher for 2010, and professional fees were $890,000 higher reflecting strategic planning assistance. Professional fees have generally been higher during this period of increased regulatory compliance. The Company also uses the consulting services of a former bank regulator who also serves as a director of Seacoast National to assist it with its compliance with the formal agreement and regulatory examinations. For the three months ended March 31, 2010 and 2009, Seacoast National paid $121,000 and $106,000, respectively, for these services. We expect legal fees will continue to be lower for 2010 as a result of fewer new nonperforming loans.

The FDIC assessment for first quarter 2010 totaled $1,006,000. FDIC assessments for the first, second, third and fourth quarters of 2009 totaled $877,000, $2,026,000, $1,007,000 and $1,042,000, respectively. The second quarter 2009 assessment included a special assessment of $976,000, based upon 5 basis points of total assets less Tier 1 risk-based capital. In addition, on April 1, 2009 a higher base assessment went into effect as well as the FDIC’s implementation of a more complex risk-based formula to calculate assessments. The FDIC also mandated the prepayment of assessments for the next three years plus fourth quarter 2009’s assessment that was remitted on December 30, 2009. The amount of the prepayment totaled $14.8 million. The Company anticipates that FDIC insurance costs are likely to remain elevated, with assessments possibly increasing even more depending on the severity of bank failures and their impact to the FDIC’s Deposit Insurance Fund.
Net losses on other real estate owned and other asset dispositions totaled $4,073,000 for the first quarter of 2010, and totaled $502,000 for the same period in 2009. Other real estate owned increased during 2009 and while growth in nonaccrual loans is expected to moderate and decline, costs associated with the management of other real estate owned and other repossessed assets will likely continue to be higher in 2010 as problem assets migrate toward liquidation.
Remaining noninterest expenses increased $241,000 or 12.6 percent to $2,152,000 when comparing the first quarter of 2010 to the same quarter a year ago. Increasing year over year for the first three months of 2010 were employee placement fees (up $47,000, principally headhunter fees), origination fees for marine loan production (up $32,000), and one-time cash settlements regarding a branch lease terminated in 2009 and a trade in Seacoast National’s brokerage subsidiary (each for $150,000). Partially offsetting were decreases in expenditures for stationery and supplies (down $34,000), reduced charge-offs related to robbery and customer fraud (down $42,000), and appraisal fees regarding real estate (down $33,000, for bank directed activity).
INCOME TAXES
No income tax benefit was recorded for the first three month of 2010, consistent with the third and fourth quarters of 2009. In comparison, an income tax benefit of $3.1 million was recorded for the first three months of 2009.
The tax benefit for the net loss for the first quarter of 2010 totaled $0.6 million. The deferred tax valuation allowance was increased by a like amount, and therefore there was no change in the carrying value of deferred tax assets which are supported by tax planning strategies (see “Critical Accounting Estimates – Deferred Tax Assets”). The tax benefit for the net loss for the third and fourth quarters of 2009 totaled $29.7 million, and also was offset by a valuation allowance of a like amount. As the economy show signs of improvement and our credit costs moderate, we anticipate that we will be able to place increased reliance on our forecast of future taxable earnings, which would result in realization of future tax benefits.

FINANCIAL CONDITION
CAPITAL RESOURCES
The Company’s equity capital at March 31, 2010 totaled $151.2 million and the ratio of shareholders’ equity to period end total assets was 7.13 percent, compared with 7.06 percent at December 31, 2009, and 9.25 percent at March 31, 2009. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies. The Company and its banking subsidiary, Seacoast National, are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. As a result, the Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 15.29 percent at March 31, 2010, higher than December 31, 2009’s ratio of 15.16 percent and higher than 14.00 percent at March 31, 2009. The Bank agreed to maintain a Tier 1 capital (to adjusted average assets) (“leverage ratio”) ratio of at least 7.50 percent and a total risk-based capital ratio of at least 12.00 percent as of March 31, 2009 with its primary regulator the Office of the Comptroller of the Current (the “OCC”). Subsequently, as of January 31, 2010, following our capital raise, the Bank agreed to maintain a leverage ratio minimum of 8.50 percent. The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes, to which the Bank is currently in compliance.
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
Beginning in the third quarter of 2008, the Company reduced the dividend per share on common stock to $0.01 and, on May 19, 2009, suspended the payment of dividends on both the common stock and Series A Preferred Stock, as well as all distributions on its trust preferred securities, as a result of Federal Reserve policies related to dividends and other distributions. Dividends will be suspended until such time as dividends are allowed by the Federal Reserve.
As of March 31, 2010, our accumulated deferred interest payments on Series A Preferred Stock was $2,883,000 and our accumulated deferred interest payment on trust preferred securities was $1,183,000.
At March 31, 2010, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
March 31, 2010:
Tier 1 capital ratio	13.83%	13.38%	6%
Total risk-based capital ratio	15.29%	14.65%	10%
Tier 1 leverage ratio	8.86%	8.56%	5%

*	For subsidiary bank only
During April 2010, the Company enhanced capital by issuing Mandatorily Convertible Noncumulative Nonvoting Preferred Stock for total gross proceeds of approximately $50.0 million, including additional shares to CapGen Capital Group III LP (“CapGen”), a Delaware limited partnership. The Company expects to receive total proceeds of approximately $46.9 million from the sale, net of issuance costs (see “Note H – Equity Capital”). Approximately $33 million has been received on April 10, 2010 and approximately $14 million is expected to be issued upon Federal Reserve approval.

LOAN PORTFOLIO
Total loans (net of unearned income) were $1,373,278,000 at March 31, 2010, $259,299,000 or 15.9 percent less than at March 31, 2009, and $24,225,000 or 1.7 percent less than at December 31, 2009. The following table details loan portfolio composition at March 31, 2010, December 31, 2009 and March 31, 2009:

	March 31,	Dec. 31,	March 31,
(In thousands)	2010	2009	2009
Commercial real estate	$684,673	$709,285	$865,552
Residential real estate	564,858	562,660	619,896
Commercial and financial	62,134	61,058	75,448
Consumer	61,422	64,024	71,440
Other loans	191	476	241

Total	$1,373,278	$1,397,503	$1,632,577

Overall loan growth was negative when comparing outstanding balances at March 31, 2010 to prior year, as a result of the economic recession, including lower demand for commercial loans, and the Company’s successful divestiture of specific problem loans (including residential construction and land development loans) through loan sales. Total problem loans sold in 2009 totaled $82 million, with the Company significantly reducing its exposure to construction and land development loans and improving the Company’s overall risk profile.
As shown in the table above, commercial real estate loans decreased $180,879,000 or 20.9 percent from March 31, 2009 to $684,673,000 at March 31, 2010 and residential real estate loans decreased $55,038,000 or 8.9 percent to $564,858,000. The primary cause for the decrease in commercial real estate loans was a reduction in construction and land development loans for residential and commercial properties of $76,159,000 or 65.0 percent and $128,790,000 or 64.0 percent, respectively, to outstanding balances of $41,088,000 and $72,562,000 at March 31, 2010. Partially offsetting, commercial real estate mortgages were higher, increasing by $24,070,000 or 4.4 percent to $571,023,000. Construction and land development loans to individuals included in residential real estate loans were lower as well, declining $12,626,000 or 25.1 percent to $37,607,000. In addition, adjustable rate residential mortgages were lower year over year, by $42,602,000 or 12.8 percent to $290,520,000. Fixed rate residential mortgages, home equity mortgages and home equity lines changed less significantly and totaled $87,608,000, $89,050,000 and $60,073,000 at March 31, 2010. Commercial and financial loans and consumer loans (principally installment loans to individuals) decreased $13,314,000 or 17.6 percent and $10,018,000 or 14.0 percent, respectively, from a year ago to $62,134,000 and $61,422,000 at March 31, 2010, reflecting the impact on lending of the economic downturn.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at March 31, 2010 and March 31, 2009:

March 31	2010			2009
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$0.9	$—	$0.9	$16.3	$0.4	$16.7
Town homes	—	—	—	4.2	—	4.2
Single Family Residences	3.9	1.3	5.2	20.5	1.2	21.7
Single Family Land & Lots	21.6	0.1	21.7	51.4	0.4	51.8
Multifamily	14.7	—	14.7	24.8	0.5	25.3

	41.1	1.4	42.5	117.2	2.5	119.7
Commercial:
Office buildings	13.7	—	13.7	17.4	0.6	18.0
Retail trade	3.9	—	3.9	70.0	4.5	74.5
Land	45.7	0.1	45.8	60.9	0.3	61.2
Industrial	2.5	0.1	2.6	9.0	0.8	9.8
Healthcare	—	—	—	5.7	4.0	9.7
Churches & educational facilities	—	—	—	—	—	—
Lodging	—	—	—	0.6	—	0.6
Convenience Stores	—	—	—	—	—	—
Marina	6.8	—	6.8	31.6	2.8	34.4
Other	—	—	—	6.2	—	6.2

	72.6	0.2	72.8	201.4	13.0	214.4

	113.7	1.6	115.3	318.6	15.5	334.1
Individuals:
Lot loans	28.9	—	28.9	34.0	—	34.0
Construction	8.7	5.6	14.3	16.2	7.2	23.4

	37.6	5.6	43.2	50.2	7.2	57.4

Total	$151.3	$7.2	$158.5	$368.8	$22.7	$391.5

*
Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2010 aggregated to $163.8 million (versus $202.9 million a year ago) and for the top 36 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $361.9 million (compared to 46 relationships aggregating to $498.0 million a year ago).
Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at March 31, 2010 and 2009:

March 31	2010			2009
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$131.1	$1.2	$132.3	$140.6	$2.8	$143.4
Retail trade	163.5	—	163.5	109.1	0.8	109.9
Industrial	81.7	1.2	82.9	95.3	1.9	97.2
Healthcare	29.1	0.1	29.2	28.3	0.6	28.9
Churches and educational facilities	29.1	—	29.1	34.8	—	34.8
Recreation	3.0	0.4	3.4	1.7	0.4	2.1
Multifamily	25.3	—	25.3	27.2	0.7	27.9
Mobile home parks	5.3	—	5.3	3.0	—	3.0
Lodging	23.5	—	23.5	26.3	0.4	26.7
Restaurant	4.7	—	4.7	6.1	—	6.1
Agriculture	11.4	0.5	11.9	8.2	0.5	8.7
Convenience Stores	22.3	—	22.3	23.3	—	23.3
Other	41.0	0.3	41.3	43.0	0.6	43.6

Total	$571.0	$3.7	$574.7	$546.9	$8.7	$555.6

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $347 million and $224 million, respectively, at March 31, 2010, compared to $327 million and $220 million, respectively, a year ago.
At March 31, 2010, approximately $291 million or 55 percent of the Company’s residential mortgage balances were adjustable, compared to $333 million or 58 percent a year ago. Loans secured by residential properties having fixed rates totaled approximately $177 million at March 31, 2010, of which 15- and 30-year mortgages totaled approximately $30 million and $58 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $176 million at March 31, 2009, with 15- and 30-year fixed rate residential mortgages totaling approximately $33 million and $58 million, respectively. The Company also has a small home equity line portfolio totaling approximately $60 million at March 31, 2010, the same amount that was outstanding at March 31, 2009.
Commercial loans decreased and totaled $62,134,000 at March 31, 2010, compared to $75,448,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which totaled $61,422,000 (versus $71,440,000 a year ago), real estate construction loans to individuals secured by residential properties which totaled $8,689,000 (versus $16,236,000 a year ago), and residential lot loans to individuals which totaled $28,918,000 (versus $33,997,000 a year ago).
At March 31, 2010, the Company had commitments to make loans of $95 million, compared to $151 million at March 31, 2009.
Loan Concentrations
Over the past two years and into 2010, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $401.6 million to $195.9 million at March 31, 2010 compared with year-end 2007.

Commercial Relationships Greater than $10 Million (dollars in thousands)

	March 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Performing	$139,750	$145,797	$374,241	$592,408
Performing TDR*	28,623	31,152	—	—
Nonaccrual	27,567	28,525	14,873	5,152

Total	$195,940	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$163,849	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures
Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses was reduced to 84.6 percent at March 31, 2010, compared with 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.
On a proforma basis including the additional $46.9 million from the April 2010 capital offering the ratio declines to approximately 66 percent.
Concentrations in total construction and development loans and total commercial real estate (CRE) loans have also been substantially reduced. As shown in the table below, under regulatory guidance for construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, Seacoast National’s loan portfolio in these categories (as defined in the guidance) have improved.

	March 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Construction & Land Development Loans to Total Risk Based Capital	76%	81%	206%	265%
CRE Loans to Total Risk Based Capital	267%	274%	389%	390%

The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $113,650,000 at March 31, 2010 and $318,599,000 at March 31, 2009:

	% of Total
	Construction
	and Land Development
	Loans
Florida County	2010	2009

Palm Beach	23.2	14.7
Indian River	15.7	11.6
St. Lucie	11.1	18.5
Brevard	10.8	6.7
Volusia	10.6	7.9
Miami-Dade	8.2	3.0
Martin	7.0	9.1
Orange	3.3	6.6
Okeechobee	2.9	2.1
Collier	2.2	0.9
Marion	1.3	1.1
Hendry	1.3	0.5
Charlotte	1.0	0.8
Lake	0.7	0.2
Pinellas	0.4	0.0
Highlands	0.2	4.9
Broward	0.0	2.5
Bradford	0.0	0.9
Dade	0.0	2.7
Osceola	0.0	3.5
Lee	0.0	1.5
Hillsborough	0.0	0.2
Other	0.1	0.1

Total	100.0	100.0

ALLOWANCE FOR LOAN LOSSES
Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $43,719,000 at March 31, 2010, $11,219,000 greater than at March 31, 2009 and $1,473,000 lower than at December 31, 2009. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of March 31, 2010, the specific allowance related to impaired loans individually evaluated totaled $12.4 million.
The second element of the ALLL, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and qualitative factors designed and intended to measure expected losses. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss. These influences may include elements such as changes in concentration risk, macroeconomic conditions, and/or recent observable asset quality trends.
In addition, our analyses of the adequacy of the allowance for loan losses also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions and loan growth.
The Company’s independent Credit Administration Department assigns all loss factors to the individual internal risk ratings based on an estimate of the risk using a variety of tools and information. Its estimate includes consideration of the level of unemployment which is incorporated into the overall allowance. In addition, the portfolio is segregated into a graded loan portfolio, residential, installment, home equity, and unsecured signature lines, and loss factors are calculated for each portfolio. The loss factors assigned to the graded loan portfolio are based on historical migration of actual losses by grade and a range of losses over various periods. Loss factors for the other portfolios are based on historical losses over the prior 12 months and prospective factors that consider loan type, delinquencies, loan to value, purpose of the loan, and type of collateral.
Our charge-off policy meets or exceeds regulatory minimums. Secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
In general, collateral values for residential real estate have declined since 2006, with values being more stable over the last 12 months. Loans originated from 2005 through 2007 have seen property values decline approximately 50 percent from their original appraised values, more than the decline on loans originated in other years. Declining residential collateral value has affected our actual loan losses over the last two and half years, but values appear to have stabilized over the last nine months. Residential loans that become 90 days past due are placed on nonaccrual. A specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

Our Loan Review unit is independent, and performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings. Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting. This unit reports directly to the Directors’ Loan Committee of Seacoast National’s Board of Directors.
The allowance as a percentage of loans outstanding was 3.18 percent at March 31, 2010, compared to 1.99 percent at March 31, 2009 and 3.23 percent at December 31, 2009. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.
During the first quarter of 2010, net charge-offs totaled $3,541,000. This compares to $8,540,000 in the first quarter of 2009, $15,109,000 in the second quarter of 2009, $40,142,000 in the third quarter of 2009 and $45,172,000 in the fourth quarter of 2009. Some of the increase in charge-offs during 2009 were related to loan sales to reduce risk in the loan portfolio. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs would decline. Net charge-offs for March 31, 2010 and 2009 were as follows:

	March 31, 2010			March 31, 2009
Three Months Ended	Charge-			Charge-
(In thousands)	Offs	Recoveries	Net	Offs	Recoveries	Net
Commercial real estate	$1,902	$745	$1,157	$3,920	$122	$3,798

Residential real estate	1,593	154	1,439	3,473	65	3,408

Commercial & financial	55	50	5	561	15	546

Consumer	1,059	119	940	819	31	788

Total	$4,609	$1,068	$3,541	$8,773	$233	$8,540

Concentrations of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At March 31, 2010, the Company had $1.250 billion in loans secured by real estate, representing 91.0 percent of total loans, unchanged from March 31, 2009. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. Included in real estate loans, the Company has a credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of $113.7 million or 8.3 percent of total loans at March 31, 2010, down from $318.6 million or 19.5 percent at March 31, 2009. The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the allowance for loan losses.

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
In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. Our bank regulators have generally agreed with our credit assessments, however the regulators could seek additional provisions to our allowance for loan losses.
Seacoast National entered into a formal agreement with the OCC on December 16, 2008 to improve its asset quality. Under the formal agreement, Seacoast National’s board of directors appointed a compliance committee to monitor and coordinate Seacoast National’s performance under the formal agreement. The formal agreement provides for the development and implementation of written programs to reduce Seacoast National’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate loan (“CRE”) concentrations in light of current adverse CRE market conditions. The Company believes it has complied with this formal agreement.
NONPERFORMING ASSETS
Nonperforming assets at March 31, 2010 totaled $115,397,000 and are comprised of $96,321,000 of nonaccrual loans and $19,076,000 of other real estate owned (“OREO”), compared to $122,065,000 at March 31, 2009 (comprised of $109,381,000 in nonaccrual loans and $12,684,000 of OREO). At March 31, 2010, virtually all nonaccrual loans were secured with real estate. See the table below for details about nonaccrual loans. At March 31, 2010, nonaccrual loans have been written down by approximately $37.0 million or 29.4 percent of the original loan balance (including specific impairment reserves). OREO has increased as problem loans have migrated to foreclosure and then liquidation.

During the first quarter 2010 loan sales have been nominal, compared to all of 2009 when sales totaled $82 million, at an average price of approximately 56 percent of the outstanding balance of the loan sold. Prospectively, the Company anticipates loan sales will likely play a lesser role in connection with liquidation efforts, since we have substantially reduced our largest borrower concentrations. The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. Some TDRs that have never been past due continue as accruing loans. TDRs included in nonperforming loans totaled $35.5 million at March 31, 2010, of which $13.8 million were performing in accordance with their restructured terms. Accruing restructured loans totaled $60.0 million at March 31, 2010.

	Nonaccrual Loans			Accruing
March 31, 2010	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$21,754	$54	$21,808	$4,823
Commercial	29,800	0	29,800	487
Individuals	2,468	0	2,468	1,255

	54,022	54	54,076	6,565
Residential real estate mortgages	8,806	3,297	12,103	14,203
Commercial real estate mortgages	14,557	13,639	28,196	38,827

Real estate loans	77,385	16,990	94,375	59,595
Commercial and financial	61	328	389	0
Consumer	151	1,406	1,557	437

	$77,597	$18,724	$96,321	$60,032

At March 31, 2010, loans totaling $156,515,000 were considered impaired (comprised of total nonaccural and TDRs)(see “Note F – Impaired Loans and Allowance for Loan Losses”).
Over the past 24 months, management has maintained an intensive focus on the commercial real estate portfolio given the general economic stress in the Company’s markets. The majority of these credits have been reviewed using current financial information and were appropriately risk graded. During the third and fourth quarters of 2009, additional reviews of all internally classified CRE loans was conducted. This included tests of cash flows against current outlook, the borrowers’ current condition and borrower financial trends. As a result of the reviews conducted, nonperforming loans increased and may have peaked in the third quarter.
SECURITIES
At March 31, 2010, the Company had $365,986,000 in securities available for sale (representing 97.3 percent of total securities), and securities held for investment carried at $10,228,000 (2.7 percent of total securities). The Company’s securities portfolio increased $378,000 from March 31, 2009, and declined $34,521,000 or 8.4 percent from December 31, 2009.
As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $362,689,000 of total securities, approximately 96 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

Federal funds sold and interest bearing deposits (aggregated) totaled $216,550,000 at March 31, 2010, compared to $110,231,000 at March 31, 2009 and $182,900,000 at December 31, 2009, which reflects the decline in the loan portfolio and funds from the capital raise during 2009. The Company has maintained additional liquidity during the uncertain environment and may use these funds to increase loans and investments as the economy continues to improve.
At March 31, 2010, available for sale securities had gross losses of $2,739,000 and gross gains of $7,058,000, compared to gross losses of $2,576,000 and gross gains of $10,531,000 at March 31, 2009. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first quarters of 2010 and 2009, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see discussion under “Critical Accounting Estimates — Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).
Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.
DEPOSITS AND BORROWINGS
Total deposits decreased $54,875,000 or 3.0 percent to $1,759,433,000 at March 31, 2010 compared to one year earlier, reflecting declining brokered deposits. Since March 31, 2009, interest bearing deposits (NOW, savings and money markets deposits) increased $38,658,000 or 4.7 percent to $865,909,000, noninterest bearing demand deposits decreased $3,604,000 or 1.3 percent to $278,205,000, and CDs decreased $89,929,000 or 12.8 percent to $615,319,000. Included in CDs, brokered time deposits decreased $48,232,000 to $24,640,000 at March 31, 2010 from prior year, of which $8,411,000 are attributable to CDARs. Funds deposited under the CDARs program are required to be classified as brokered deposits. The Company has been and continues to be more cautious with regards to the pricing of CDs. The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008.
Securities sold under repurchase agreements decreased over the past twelve months by $57,239,000 or 37.4 percent to $95,708,000 at March 31, 2010. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public fund depositors switching to sweep repurchase agreements comprised a significant amount of the outstanding balance a year ago, when safety was a major concern for these customers. At March 31, 2010, the number of sweep repurchase accounts was 186, compared to 228 a year ago. No federal funds purchased were outstanding at March 31, 2010 and 2009.
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
The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at March 31, 2010 included derivative product assets of $47,000. In comparison, at March 31, 2009 net derivative product assets of $239,000 were outstanding.
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
Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $95 million at March 31, 2010, and $151 million at March 31, 2009.
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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 11.3 percent if interest rates are shocked 200 basis points up over the next 12 months and 5.3 percent if interest rates are shocked up 100 basis points. Prior discussions focused on rates gradually increasing over the projected period, however recent regulatory guidance has placed more emphasis on rate shocks.
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 7.7 percent, based on its most recent ALCO modeling. This result includes new assumptions for core deposit re-pricing recently validated for the Company by an independent third party consulting group.
The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.
LIQUIDITY MANAGEMENT
Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liability, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations cost effectively and to meet current and future potential obligations such as loan commitments and unexpected deposit outflows.
Funding sources primarily include customer-based core deposits, collateral-backed borrowings, cash flows from operations, and asset securitizations and sales.
Cash flows from operations are a significant component of liquidity risk management and consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments. Deposits are a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, safety and competitive forces. We routinely use securities and loans as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta.
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and federal funds sold. The Company also has access to borrowed funds such as FHLB lines of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2010, Seacoast National had available lines of credit under current lendable collateral value, which are subject to change, of $339 million. Seacoast National had $56 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $225 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including federal funds sold and interest bearing deposits), totaled $274,703,000 on a consolidated basis at March 31, 2010 as compared to $149,491,000 at March 31, 2009. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $18,893,000 to $58,153,000 and federal funds sold decreased by $4,919,000 to zero, while interest bearing deposits grew to $216,550,000 from $105,312,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios.
The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At March 31, 2010, the Company had cash and cash equivalents at the parent of approximately $10 million, comprised of remaining proceeds from our common stock offering which was consummated in the third quarter of 2009 and a private placement of common stock completed in the fourth quarter of 2009. The Company has suspended all dividends upon its Series A preferred stock and its common stock, and has deferred distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Financial Condition - Capital Resources”).
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

•
the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating losses carryforwards that we may be able to utilize for income tax purposes; and

•
other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2009 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 6.4 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to decrease the EVE 17.5 percent.
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
The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2010 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
At March 31, 2010 and 2009, our nonperforming loans (which consist of nonaccrual loans) totaled $96.3 million and $109.4 million, or 7.0 percent and 6.7 percent of the loan portfolio, respectively. At March 31, 2010 and 2009, our nonperforming assets (which include foreclosed real estate) were $115.4 million and $122.1 million, or 5.4 percent and 5.3 percent of assets, respectively. In addition, we had approximately $163,000 and $4.5 million in accruing loans that were 90 days or more delinquent at March 31, 2010 and 2009, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.
Seacoast National has adopted and implemented a written program to ensure Bank adherence to a process designed to eliminate the basis of criticism of criticized assets as required by the OCC pursuant to the formal agreement that Seacoast National entered into with the OCC. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these remaining assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

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
CRE is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset, especially since we had 49.9 percent and 53.0 percent of our portfolio in CRE loans at March 31, 2010 and 2009, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During the first quarter of 2010, we added $2.1 million of provisioning for loan losses, in addition to provisioning of $124.8 million for the entire year in 2009, $88.6 million in 2008 and $12.7 million in 2007, in part reflecting collateral evaluations in response to changes in the market values of land collateralizing acquisition and development loans.
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
FDIC insurance premiums increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. The FDIC also required all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was paid on December 30, 2009.

We also participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. TLG’s noninterest-bearing transaction deposit account guarantee program was scheduled to expire on December 31, 2009, but has been extended to December 31, 2010. Our management has decided that we will participate in the extended program. Institutions that participate in the extended program are required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The increased premiums and TLG assessments charged by the FDIC increased our noninterest expense for the first quarter of 2010 and may continue to increase our noninterest expense prospectively.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval. However, we held approximately $10 million of cash and short-term investments at March 31, 2010, largely due to the receipt of proceeds from our common stock offering, which was consummated in the third quarter of 2009 and a private placement of common stock completed in the fourth quarter of 2009. We expect an additional $46.9 million in proceeds from a convertible preferred stock offering in the second quarter of 2010. We invested all of the $50.0 million of the TARP CPP proceeds and an additional $73.0 million of proceeds from our offerings in Seacoast National to meet the OCC capital requirements. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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
Both we and Seacoast National must meet regulatory capital requirements and maintain sufficient liquidity and our regulators may modify and adjust such requirements in the future. Seacoast National agreed to an informal letter agreement with the OCC to maintain a Tier 1 leverage capital ratio of 8.50 percent and a total risk-based capital ratio of 12.00 percent at Seacoast National, which are higher than the regulatory minimum capital ratios. We also face significant regulatory and other governmental risk as a financial institution and a participant in the TARP CPP.
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

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support our deferred tax amount, and the amount of net operating loss carry-forwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.
As of March 31, 2010, we had net deferred tax assets of $18.4 million after we recorded a $35.8 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of our deferred tax asset.
The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater sharesholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. Our sales of common stock in April 2010 increase the risk of a possible future change in control under Section 382.
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
The Federal Reserve has proposed guidelines on executive compensation. The FDIC also has proposed a rule to incorporate employee compensation factors into the risk assessment system which would adjust risk-based deposit insurance assessment rates if the design of certain compensation programs does not satisfy certain FDIC goals to prevent executive compensation from encouraging undue risk-taking.
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
Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.
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
We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present the risks of acquisitions, although generally, as well as some risks specific to these transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, require us to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.
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
We are currently authorized to issue up to 130 million shares of common stock, of which 58,913,722 shares were outstanding as of March 31, 2010, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. Since March 31, 2010, the Company issued Series B convertible preferred stock raising $46.9 million in capital, with additional common stock of 34,465,517 shares expected at conversion. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.
The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 1.0 percent of the shares of our common stock outstanding as of March 31, 2010 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first quarter of 2010 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/10 to 1/31/10	0	$0	668,657	156,343
2/1/10 to 2/28/10	0	0	668,657	156,343
3/1/10 to 3/31/10	0	0	668,657	156,343

Total – 1st Quarter	0	0	668,657	156,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3.	Defaults upon Senior Securities
On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. Therefore, the Company is currently in arrears with the dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, the amount of the arrearage on the dividend payments of Series A Preferred Stock is $2,883,000 and the amount of the arrearage on the payments on the subordinated debt associated with trust preferred securities is $1,183,000. The total arrearage on both securities is $4,066,000 as of March 31, 2010.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
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

SEACOAST BANKING CORPORATION OF FLORIDA
May 13, 2010	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 13, 2010	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer