Form 10-K/A
period 2009-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2010-05-18
CIK 730708

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

EXPLANATORY NOTE

This Amendment No. 1 amends Seacoast Banking Corporation of Florida’s (“Seacoast” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2010 (the “Original Filing”). Seacoast is filing this Amendment No. 1 to include the information required by Items 10, 11, 12, 13 and 14 of Part III, which was not included in the Original Filing. This Amendment No. 1 also contains corrected information in the Equity Compensation Plan Information table. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Amendment No. 1 does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures to reflect any events that occurred subsequent to March 23, 2010.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

Various of the statements made herein are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K and in any of our subsequent reports that we make with the SEC under the Exchange Act.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS
     The Company’s Amended and Restated Bylaws provide that the number of directors will be determined by its Board of Directors from time to time. As of the date of this Amendment No. 1, the Company’s Board of Directors has fixed the number of directors at fourteen. The Board of Directors is divided into three classes. The terms of the Class II directors will expire at the 2010 Annual Meeting of Shareholders (the “Meeting”), or until their earlier resignation or removal. The terms of the Class I directors expire at the 2012 Annual Meeting of Shareholders and the terms of the Class III directors expire at the 2011 Annual Meeting of Shareholders, or until the earlier resignation or removal of any Class I or Class III director. The current Board of Directors includes the following individuals:
Class II Directors
     John H. Crane, age 80, is a member of the Company’s Audit Committee and has been a director of Seacoast since 1983.
     Mr. Crane is retired, but co-founded and served as vice president of C&W Fish Company, Inc., a fish processing plant located in the Stuart, Florida area, from 1982 through 2000. He also co-founded Krauss & Crane, Inc., an electrical and air conditioning contracting firm located in Stuart, Florida in 1957, overseeing all phases of the business’ operations as its president and chairman until his retirement in 1998. Mr. Crane served as Chairman of the Bank’s Directors Loan Committee for 15 years. He is well-respected in Martin County, Florida, having served on the board of Martin Memorial Hospital for six years, chairing the committee to raise money for the first ambulances in the county, and sponsoring and managing youth baseball teams for 16 years.
     The Nominating and Governance Committee considered these qualifications, in addition to his business experience and management skills, stature in the local community and experience with the Company, in making the determination that Mr. Crane should be a director of Seacoast.
     Jeffrey S. Furst, age 67, is Chairman of the Company’s Nominating and Governance and a member of the Company’s Audit and Salary and Benefits Committees, and has been a director of Seacoast since 1997.
     Mr. Furst was elected Property Appraiser for St. Lucie County, Florida in 2000. He has been a real estate broker since 1973 and is the former owner of Sun Realty, Inc. in Port St. Lucie, Florida, as well as Furst Snyder & Armfield Realty, Inc. and Unique Properties. Mr. Furst organized Port St. Lucie National Bank in 1989 where he served as Chairman until it was acquired by Seacoast in 1996. From 1974 to 1986, he served as an elected member and Vice Chairman of the St. Lucie County School Board and continues his life-long interest in public education. He has been active in the St. Lucie County Chamber of Commerce, the National Association of Realtors, Florida Association of Realtors and St. Lucie County Association of Realtors.
     The Nominating and Governance Committee considered these qualifications, in addition to his public service, business experience and management skills, stature in the local community and experience with the Company in making the determination that Mr. Furst should be a director of Seacoast.
     Dennis S. Hudson, Jr., age 82, has been a director of Seacoast since 1983.
     Mr. Hudson retired in June 1998 after a 48-year career with the Company and Bank. He served as Chairman of the Board of Seacoast from 1990 to June 1998. Prior thereto, he served as Chief Executive Officer of Seacoast from 1983 until 1992, President of Seacoast from 1983 until 1990 and Chairman of the Bank from 1969 until 1992. Mr. Hudson also served on the board of the Miami Branch of the Federal Reserve of Atlanta from 1983 to 1985. Active in the community and with charitable organizations, he has served as chairman of the American Red Cross of Martin County, president of the Stuart Rotary, and as a director of Hospice of Martin County.
     The Nominating and Governance Committee considered these qualifications, in addition to his significant experience in the financial services industry and the organization, including his prior service as Chief Executive Officer, as well as his stature in the local community in making the determination that Mr. Hudson should be a director of Seacoast.
     Thomas E. Rossin, age 76, is a member of the Company’s Nominating and Governance and Salary and Benefits Committees and has been a director of Seacoast since 2004.
     Mr. Rossin has been a practicing attorney in West Palm Beach, Florida, since 1993. He served as a Florida State Senator from 1994 to 2002, the last two years as minority leader, and was a candidate for Florida Lt. Governor in 2002. He founded Flagler National Bank in 1974, serving as president, chief executive officer and director and growing it to the largest independent bank in Palm Beach County with over $1 billion in assets. Forming The Flagler Bank Corporation, the holding company for Flagler National Bank, in 1983 and serving as president, chief executive officer and director, he took it public in 1984 and facilitated the acquisition of three financial institutions, until both Flagler National Bank and the holding company were sold in 1993 to SunTrust Banks. Prior thereto, Mr. Rossin was vice chairman and director of First Bancshares of Florida, Inc. after consolidating four banks under one charter, including First National Bank in Riviera Beach at which he served as president and chief executive officer. He has served as past president of the Community Bankers Association of Florida and Palm Beach County Bankers Association, and is a member of the Palm Beach County Bar Association, American Bar Association and the Florida Bar Association.
     The Nominating and Governance Committee considered these qualifications, in addition to his public service, significant experience in the financial services industry, legal background, and experience with the Company in making the determination that Mr. Rossin should be a director of Seacoast.
     Thomas H. Thurlow, Jr., age 73, has been a director of Seacoast since 1983.
     Mr. Thurlow is vice president and director of, and counsel to, Thurlow, Thurlow & Giachino, P.A., a law firm in Stuart, Florida. He has practiced private law in Stuart, Florida since 1965, previously serving in the U.S. Air Force JAG Corp. He has served as president of the Martin County Bar Association and the Kiwanis Club of Stuart, as well as on the board of trustees and the foundation board for Indian River State College. He is also active in several local and state historical societies.
     The Nominating and Governance Committee considered these qualifications, in addition to his business experience and management skills, legal background, stature in the local community and experience with the Company, in making the determination that Mr. Thurlow should be a director of Seacoast.
Class I and Class III Directors
     Stephen E. Bohner, age 57, is a member of the Company’s Salary and Benefits Committee and has been a director of Seacoast since 2003.
     Mr. Bohner has been president and owner of Premier Realty Group, a real estate company specializing in the sale of luxury homes and located in Sewalls Point, Florida, since 1987. In addition to his 31 years in real estate, Mr. Bohner is actively involved in several professional and community organizations, having served as president of the Greater Martin County Association of Realtors and Pine School. He was awarded the Realtor Association’s Distinguished Service Award in 2001, and has served on numerous professional standards’ panels in arbitration hearings and chaired the Realtors Association’s grievance committee. Mr. Bohner is a graduate of Vanderbilt University with dual degrees in Business and Economics.
     The Nominating and Governance Committee considered these qualifications, in addition to his business leadership in real estate, entrepreneurial and management skills, stature in the local community and experience with the Company, in making the determination that Mr. Bohner should be a director of Seacoast.
     T. Michael Crook, age 62, is a member of the Company’s Audit Committee and has been a director of Seacoast since 2003.
     Mr. Crook has been a principal with the public accounting firm of Proctor, Crook, Crowder & Fogal, CPA, and P.A., located in Stuart, Florida, since 1976 and a CPA since 1975. He was a member of Barnett Bank’s Martin County board of directors for 11 years from 1986 to 1997. Mr. Crook is also active in the community, currently serving as a member of the board of the Scripps Florida Funding Corporation and Martin County Community Foundation, and previously serving as director and president of the Economic Council and Stuart Kiwanis Club, former director of the Arts Foundation of Martin County and Stuart/Martin County Chamber of Commerce, and past chairman of the Indian River Community College Accounting Advisory Committee. His professional affiliations include the American Institute of Certified Public Accountants, the Management Advisory Services Division of the American Institute of Certified Public Accountants, and the local legislative contact for the Florida Institute of Certified Public Accountants.
     The Nominating and Governance Committee considered these qualifications, in addition to his business experience, accounting expertise, stature in the local community, and understanding and experience with the Company, in making the determination that Mr. Crook should be a director of Seacoast.

     H. Gilbert Culbreth, Jr., age 64, is Chairman of the Company’s Salary and Benefits Committee and has been a director of Seacoast since 2008.
     Mr. Culbreth has been chief executive officer and owner of Gilbert Chevrolet Company, Inc., a car dealership located in Okeechobee, Florida, for the past 36 years. He was previously a member of Big Lake Financial Corporation’s (“Big Lake”) board of directors for 10 years prior to the acquisition of Big Lake by Seacoast in April 2006, and has served on the Bank’s board of directors since the acquisition. In addition, Mr. Culbreth is president of several other family businesses, including Gil’s Auto Center, Inc. (a rental car company), Culbreth Realty, Inc. (a real estate brokerage), Parrott, Inc., and Gilbert Aviation Inc. He is a former director of the Florida Council on Economic Education, the Okeechobee County Board of Realtors, the Okeechobee Economic Council, and the United Way of Okeechobee and is a member of the Masonic Lodge.
     The Nominating and Governance Committee considered these qualifications, in addition to his business experience, entrepreneurial and management skills, stature and knowledge of the local community and experience with the Company, in making the determination that Mr. Culbreth should be a director of Seacoast.
     Christopher E. Fogal, age 58, is Chairman of the Company’s Audit Committee and has been a director of Seacoast since 2003.
     Mr. Fogal is a certified public accountant and principal with the public accounting firm of Proctor, Crook, Crowder & Fogal CPA, and P.A. (“Proctor Crook”). He was the managing partner of Fogal & Associates from 1979 until the firm merged with Proctor Crook in 2009. Mr. Fogal served on the board of Port St. Lucie National Bank until it was acquired by Seacoast in 1996. He has also served as past chairman of the Treasure Coast Private Industry Council and past president of the St. Lucie County Chamber of Commerce, and is active in a number of professional organizations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and the National Associated Certified Public Accounting Firms.
     The Nominating and Governance Committee considered these qualifications, in addition to his accounting expertise, business and management skills, stature in the local community and experience with the Company, in making the determination that Mr. Fogal should be a director of Seacoast.
     A. Douglas Gilbert, age 69, has been a director of Seacoast since 1990.
     Mr. Gilbert served as President of Seacoast and Vice Chairman of the Bank from July 2005 until his retirement in January 2009. Mr. Gilbert also served as Chief Credit and Chief Operating Officer of Seacoast from July 1990 until his retirement in January 2009. Previously, he served as Senior Executive Vice President of Seacoast and President of the Bank from June 1998 to July 2005, and Chief Operating and Credit Officer of the Bank from October 1994 to July 2005. Prior to joining Seacoast in 1990, Mr. Gilbert was president and chief executive officer of a unit of Florida National Bank, a Florida-based regional bank which was acquired by First Union Corporation. He has served as an officer and director of numerous non-profit, professional and charitable organizations, including as president of the chambers of commerce for Stuart/Martin County and St. Lucie County, as chairman of the Martin County United Way, and on the boards of Martin Memorial Hospital, Florida Oceanographic Society and Lawnwood Regional Medical Center.
     The Nominating and Governance Committee considered these qualifications, in addition to his significant experience in the financial services industry and the organization, including his prior service as Chief Credit and Chief Operating Officer, as well as his stature in the local community in making the determination that Mr. Gilbert should be a director of Seacoast.
     Robert B. Goldstein, age 70, was appointed as a director of Seacoast in January 2010.
     Mr. Goldstein is a founding principal of CapGen Capital Advisors LLC, New York, New York, a private equity fund formed in 2007. Mr. Goldstein previously served as Chairman of the Executive Committee of Great Lakes Bancorp from 2005 to 2006 and as Chairman of the Board of Bay View Capital Corp from 2001 to 2006. Highly regarded for identifying new opportunities for investment in community and regional banking, Mr. Goldstein has been a senior executive and/or director at 14 financial institutions over a career that has spanned more than 40 years. Mr. Goldstein is nationally recognized for his expert investing and operational experience in turning around and implementing growth strategies for banks under the most challenging circumstances. Mr. Goldstein is currently a director of Great Lakes Bancorp, Inc., FNB Corporation, BankFIRST and THE BANKshares, Inc.
     The Nominating and Governance Committee considered these qualifications, in addition to his significant experience in the financial services industry, leadership and service on other public company boards, and knowledge of institutional investor community in making the determination that Mr. Goldstein should be a director of Seacoast.
     Dale M. Hudson, age 75, has been a director of Seacoast since 1983.
     Mr. Hudson became Vice Chairman of Seacoast in July 2005, after serving as Chairman since June 1998. He previously served as Chief Executive Officer of Seacoast from 1992 to June 1998, as President of Seacoast from 1990 to June 1998, and as Chairman of the Board of the Bank from September 1992 to June 1998. He also served on the board of directors of the Florida Bankers Association for five years. In addition to his 53 years in banking, Mr. Hudson is extremely active in the community and charitable organizations. He has served on the Martin Memorial Hospital Foundation and Community Boards, as well as on the boards of the American Cancer Society, Honorary Advisory Board Florida Oceanographic Society, Indian River Community College, and Treasure Coast Blood Bank Advisory Board and the Pine School for 15 years, including two years as chairman. Mr. Hudson has also devoted 16 years of service as chairman of Mary’s Kitchen, a local soup kitchen for the homeless. He has received numerous awards and honorary titles, including the first Martin County Citizen of the Year Award by the March of Dimes in 1995 and the National Philanthropy Award with his wife in 2006.
     The Nominating and Governance Committee considered these qualifications, in addition to his significant experience in the financial services industry and the organization, including his prior service as Chairman and Chief Executive Officer, as well as his stature in the local community in making the determination that Mr. Hudson should be a director of Seacoast.
     Dennis S. Hudson, III, age 54, has been a director of Seacoast since 1983.
     Mr. Hudson was named Chairman of Seacoast in July 2005, and has served as Chief Executive Officer of the Company since June 1998. Mr. Hudson has also served as Chairman and Chief Executive Officer of the Bank since 1992. He served as President of Seacoast from June 1998 to July 2005, after serving in various positions with the Company and the Bank since 1978. Mr. Hudson is also on the board of directors of Chesapeake Utilities Corporation (ticker: CPK), a public gas and electric utilities company headquartered in Dover, Delaware, which merged with Florida Public Utilities Company (“FPU”) in 2009. Prior to that time, he served as a member of the board of directors of FPU. He is also a member of the board of directors of the Miami Branch of the Federal Reserve Bank of Atlanta. Mr. Hudson is actively involved in the community, having served on the boards of Martin County YMCA Foundation, Council on Aging, Pine School, the Job Training Center, American Heart Association, Martin County United Way, the Historical Society of Martin County and Economic Council of Martin County as chairman. He has been recognized for his achievements with several awards including the Florida Senate Medallion of Excellence Award presented by Florida Senator Ken Pruitt in 2001. Mr. Hudson is a graduate of Florida State University with dual degrees in Finance and Accounting, and a Masters degree in Business Administration.
     The Nominating and Governance Committee considered these qualifications, in addition to his significant experience in the financial services industry and the organization, including his service as Chairman and Chief Executive Officer, as well as his service on other public company boards and stature in the local community in making the determination that Mr. Hudson should be a director of Seacoast.
     Edwin E. Walpole, age 74, has been a director of Seacoast since 2006.
     Mr. Walpole has been the president, owner and director of Walpole Inc., a trucking transportation company in Okeechobee, Florida which covers the Southeastern United States, since 1960. He served as chairman, president and chief executive officer of Big Lake Financial Corporation from 1985 until Big Lake was acquired by Seacoast in April 2006. Walpole is also the president of Mountain Top Aviation, Seminole Land Company, Trading Post & Farmers Market, and Fort Drum Corporation, and vice president and director of Walpole Leasing Corporation. He is a member and past president of the Okeechobee Economic Council and of Florida Trucking Association, a

member of the American Trucking Association, and on the board of trustees of Murray State University where he earned a Bachelor of Science degree in Agriculture.
     The Nominating and Governance Committee considered these qualifications, in addition to his business leadership, entrepreneurial and management skills, stature in the local community and experience with the Company, in making the determination that Mr. Walpole should be a director of Seacoast.
NON-DIRECTOR EXECUTIVE OFFICERS
     Set forth below is information about our non-director executive officers as of May 18, 2010.
     William R. Hahl, age 61, has served as Executive Vice President and Chief Financial Officer of Seacoast and the Bank since July 1990. Previously, he worked for Ernst and Young for 13 years, before leaving to start his own consulting firm.
     H. Russell Holland, III, age 45, has served as the Chief Banking Officer of Seacoast and the Bank since February 2008, and as Executive Vice President of commercial lending since July 2006. Before joining the Company, Mr. Holland served as senior vice president and senior lender for Fifth Third Bank from February 2006 to July 2006. From February 2005 to February 2006, he was president of Old Palm Realty Partners, a financial services company located in Stuart, Florida. From December 2001 to February 2005, he served as executive vice president and chief lending officer of Union Bank of Florida, increasing assets from $350 million to over $1.0 billion during his tenure. Prior thereto, he served for seven years in various positions with Barnett Bank, which was acquired by Bank of America, his last position as division president of Barnett Realty Partners, the bank’s real estate capital markets group.
     O. Jean Strickland, age 50, has served as Senior Executive Vice President of Seacoast and President and Chief Operating Officer of the Bank since July 2005. Ms. Strickland was appointed to the Bank’s Board of Directors in September 2005. Ms. Strickland served as Executive Vice President, Systems and Operations Division, of Seacoast and the Bank and President of the Bank’s Palm Beach County operations from November 2002 to July 2005.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10 percent of the Company’s Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and persons beneficially owning more than 10 percent of the Company’s Common Stock are required to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of such reports and written representations from the reporting persons, the Company believes that, during and with respect to fiscal 2009, all filing requirements applicable to its directors, executive officers and beneficial owners of more than 10 percent of its Common Stock were complied with in a timely manner, except for:

–	The Form 4 for T. Michael Crook filed on November 13, 2009 reported the acquisition of 81,000 shares of Common Stock on November 9, 2009. The Company believes that the Form 4 filed on May 7, 2010 reflects his current holdings.

–	The Form 3 for Robert B. Goldstein filed on February 4, 2010 was amended on Form 3/A on March 31, 2010 to reflect an initial event reporting date of December 17, 2009. The Company believes that the Form 3/A filed on March 31, 2010 reflects his current holdings.

CORPORATE GOVERNANCE
Code of Conduct and Ethics
     The Board of Directors has adopted a Code of Conduct applicable to all directors, officers and employees and a Code of Ethics for Financial Professionals applicable to the Company’s chief executive officer and its chief financial officer, both of which are available on the Company’s website at www.seacoastbanking.net, or without charge, upon written request to Seacoast Banking Corporation of Florida, c/o Corporate Secretary, 815 Colorado Avenue, Stuart, Florida 34994.
Board Committees
     The Company’s Board of Directors has three standing permanent committees: the Salary and Benefits Committee, the Audit Committee and the Nominating and Governance Committee. The Salary and Benefits Committee and the Audit Committee serve the same functions for the Company and the Bank. The Bank also has the following standing committees: the Compliance Committee, the Directors Loan Committee, the Executive Committee, the Enterprise Risk Management Committee, the Investment Committee and the Trust Committee.
Salary and Benefits Committee
     The Company’s Salary and Benefits Committee is currently composed of Messrs. Culbreth (Chairman), Bohner, Furst, Rossin and Walpole, all of whom are independent directors. Mr. Culbreth replaced Mr. Rossin as Chairman in December 2009. This committee has the authority set forth in its Charter, and approved by the Board of Directors, including determining the compensation of the Company’s and the Bank’s key executive officers. The committee is also responsible for preparing an annual report on executive compensation which is included herein under “Salary and Benefits Committee Report.” This committee administers the provisions of the Company’s incentive compensation plans and other employee benefits plans.
     The Salary and Benefits Committee has the resources and authority to discharge its responsibilities, including authority to retain and terminate any compensation consulting firms used to assist in carrying out its responsibilities, including sole authority to approve the consultant’s fees and other retention terms, with such fees to be borne by the Company. The committee may delegate to a subcommittee consisting of two or more members of the committee such of its duties and responsibilities as it deems appropriate and advisable. The committee periodically reports its activities to the Board of Directors. The responsibilities and duties of the Salary and Benefits Committee are more fully set out in the committee’s Charter, available on the Company’s website at www.seacoastbanking.net or upon written request to c/o Corporate Secretary, Seacoast Banking, 815 Colorado Avenue, Stuart, Florida 34994.
     Salary and Benefits Committee meetings are held as often as necessary to allow the Committee to perform its duties and responsibilities. Although many compensation decisions are made in the first quarter of the year, the decision-making process is continuous and neither ends nor begins with any one meeting. This committee held four meetings in 2009.
     As a result of the Company’s participation in the U.S. Treasury’s Capital Purchase Program, the Salary and Benefits Committee’s charter was amended in 2009 to require that the Committee meet, at least semi-annually, with senior risk officers of the Company to (i) discuss and review the relationship between the Company’s risk management policies and practices and the incentive compensation arrangements of the Company’s senior executive officers, and to identify and take reasonable efforts to limit any features in such compensation arrangements that could lead the senior executive officers to take unnecessary or excessive risks that could threaten the value of the Company, and (ii) provide a certification with respect to this review. For additional information about the manner in which the Board of Directors oversees and monitors risks, see “Risk Management” above. For more information about the Company’s participation in the U.S. Treasury’s Capital Purchase Program, see “Compensation Discussion and Analysis — Effects of Participation in the Capital Purchase Program.”
Audit Committee
     The Audit Committee is currently composed of Messrs. Fogal (Chairman), Crane, Crook and Furst, all of whom the Board of Directors has determined are independent directors under NASDAQ and Securities and Exchange Commission (“SEC”) rules. The Board of Directors has also determined that Mr. Fogal is an “audit committee financial expert” as defined by the SEC. The Audit Committee has the responsibilities set forth in the Audit Committee Charter, as adopted by the full Board of Directors, available on the Company’s website at www.seacoastbanking.net or upon written request to c/o Corporate Secretary, Seacoast Banking, 815 Colorado Avenue, Stuart, Florida 34994, including reviewing Seacoast and its subsidiaries’ financial statements and internal accounting controls, and reviewing reports of regulatory authorities and determining that all audits and examinations required by law are performed. The Audit Committee appoints the independent auditors, reviews their audit plan, and reviews with the independent auditors the results of the audit and management’s response thereto. The Audit Committee also reviews the adequacy of the internal audit budget and personnel, the internal audit plan and schedule, and results of audits performed by the internal audit staff. The Audit Committee is responsible for overseeing the audit function and appraising the effectiveness of internal and external audit efforts. The Audit Committee also reviews the procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, as well as related party transactions and changes to the Company’s Code of Conduct. The Audit Committee periodically reports its findings to the Board of Directors. This Committee held six meetings in 2009. During two of the meetings, the Audit Committee met in private session with our independent auditor; during one of the meetings, the Audit Committee met in private session with the Internal Audit and Compliance Manager and alone in executive session without members of management present; and during several of the meetings, the Audit Committee met in private session with individual members of management.
Nominating and Governance Committee
     The Nominating and Governance Committee is currently composed of Messrs. Furst (Chairman), Goldstein and Rossin, all of whom are independent directors. The purpose of this Committee is to identify individuals qualified to become members of the Board of Directors of the Company and/or the Bank, and recommend to the Board of Directors of the Company and the Bank the director nominees for the next annual meeting of shareholders. The Committee also takes a leadership role in shaping corporate governance policies and practices, including recommending to the Board of Directors the corporate governance guidelines applicable to the Company and monitoring Company compliance with these policies and guidelines for the purpose of nominating persons to serve on the Board. The responsibilities and duties of the Nominating and Governance Committee are more fully set out in the Committee’s charter, available on the Company’s website at www.seacoastbanking.net or upon written request to c/o Corporate Secretary, Seacoast Banking, 815 Colorado Avenue, Stuart, Florida 34994. This Committee held two meetings in 2009.
Bank Committees
     The Bank committees perform the duties customarily performed by similar committees at other financial institutions. In December 2008, the Bank’s board of directors formed the Compliance Committee responsible for monitoring and coordinating the Bank’s adherence to the provisions of the formal agreement with the Office of the Comptroller of the Currency entered into on December 16, 2008 (the “Formal Agreement”). The Formal Agreement provides for the development and implementation of written programs to reduce the Bank’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate loan concentrations in light of current adverse market conditions.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION & ANALYSIS
Overview
     Compensation decisions with respect to the Company’s chief executive officer are made by the Salary and Benefits Committee (the “Committee”) or may be recommended by the Committee to the Board of Directors for approval. Decisions with respect to compensation of the Company’s other executive officers are recommended by the chief executive officer and reviewed and approved by the Committee. The following discussion and analysis are focused primarily on the compensation of the Company’s executive officers during 2009, with additional detail provided for our named executive officers. The “Named Executive Officers” are:
•	the Chairman and Chief Executive Officer of the Company and the Bank;

•	the Executive Vice President and Chief Financial Officer of the Company and the Bank;

•	the three other most highly compensated executive officers in 2009 who were serving as executive officers at the end of 2009; and

•	one former executive officer who would have been among the other most highly compensated executive officers during 2009, but was not serving as an executive officer at the end of 2009.
The compensation of the Named Executive Officers is presented in the tables and related information and discussed under “Executive Compensation” following this section.
Effect of Participation in the Capital Purchase Program
     In December 2008, the Company sold 2,000 shares of Series A Preferred Stock and warrants to acquire 1,179,245 shares of common stock for aggregate consideration of $50 million to the U.S. Department of Treasury (the “Treasury”) in accordance with the Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (“TARP”). The Company’s participation in the CPP was a catalyst for several actions by the Committee and the Named Executive Officers, including:
•	each of the Named Executive Officers entering into a consent agreement addressing the restrictions and limitations required by the CPP; and

•	the Committee conducting semi-annual reviews of the Company’s compensation programs for both senior executive officers and other employees to determine if the programs encourage unnecessary or excessive risk.
     The economic stimulus bill entitled, the American Recovery and Reinvestment Act of 2009, which became effective February 17, 2009, and the related regulations, which became effective June 15, 2009, revised and expanded the restrictions and requirements on the executive compensation paid by participants in the CPP to include the following:
•	Prohibition on severance. A CPP participant is prohibited from making any severance payments to a senior executive officer or any of the next five most highly compensated employees, other than payments for services performed or benefits accrued.

•	Prohibition on bonuses, retention awards, and other incentive compensation. The Company is restricted from paying or accruing any bonus, retention award or incentive compensation to the five most highly compensated employees, other than certain awards of long-term restricted stock or bonuses payable under existing contracts.

•	Clawback. A CPP participant must require clawback of any bonus or incentive compensation paid to a senior executive officer based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate.

•	Prohibition on compensation plans that “encourage” earnings manipulation. Participating companies may not implement any compensation plan that would encourage manipulation of the reported earnings of the Company in order to enhance the compensation of any of its employees.

•	Avoidance of luxury expenses. A CPP participant must establish a written policy prohibiting, or requiring prior approval of, excessive and luxury expenditures.

•	Prohibition of tax gross-ups. A participating company is prohibited from paying gross-ups or other reimbursements for the payment of taxes to any of its senior executive officers.

•	Compensation deduction limit. CPP participants must make contractual commitments to the Treasury not to deduct for tax purposes executive compensation in excess of $500,000 for specified senior executive officers.
     As a result of the foregoing, the Committee and management have ensured that the executive compensation program complies with the requirements applicable to participants in the CPP. The restrictions and requirements on executive compensation remain in place so long as the Series A Preferred Stock issued to the Treasury remains outstanding.
Compensation Philosophy and Objectives
     The Company operates in highly competitive employment markets which, along with the concentration of wealth in its markets on the southeast coast of Florida, makes the area one of the most attractive regions in Florida for banks to operate. The Company competes for talent with large national and regional bank franchises who seek local executive and production personnel, and with small local bank franchises who seek executive level talent.
     In order to operate in this highly competitive market, the Company has implemented a complex business model that requires bankers who can leverage the best strategies of both the large and small banking institutions. Specifically, the Company’s size allows it to compete for larger commercial relationships, supported by a complete product offering which includes trust, investment services, private banking and specialty financing, in addition to more common consumer and business banking services. However, to compete with smaller community banks in its markets, the Company also maintains a relationship banking focus on both consumer and commercial business customer needs. We believe this dual strategy requires an organizational culture driven by the value systems of its employees—where disciplines such as taking high levels of personal responsibility, creating effective relationships and providing superior customer service, ultimately drive profitability.
     The Company strives to satisfy the demands of its business model by rewarding executive officers for the successful implementation of Company corporate objectives. Therefore, its approach to compensation considers the full range of compensation elements which would enable the Company to compare favorably with its peers as it seeks to attract and retain key personnel.
     In designing the compensation program for executive officers, the Committee seeks to achieve the following key objectives:
•	Attract and Retain Talented Executives. The compensation program should provide each executive officer with a total compensation opportunity that is market competitive. This objective is intended to ensure that there are highly competent leaders and employees at all levels in the organization, while maintaining an appropriate cost structure for the Company.

•	Alignment with Shareholders. The compensation program should align executives’ interests with those of the Company’s shareholders, promoting actions that will have a long-term positive impact on total shareholder returns.

•	Recognize Individual Contributions. The compensation program should reward executive officers for individual contributions to the success of the Company’s operating performance. The Committee believes that over time the achievement of the Company’s performance objectives is the primary determinant of share price.

•	Discourage Taking Excessive Risk. The compensation program should limit any features that could lead to the senior executive officers taking unnecessary or excessive risks that could threaten the value of the Company.
     The Committee supports these desired objectives by reviewing the Company’s overall compensation program for executive officers and the salary and benefit processes for all officers and employees on an annual basis. This information is compared with relevant survey data to ensure that Company programs provide each executive officers with a compensation opportunity approximating the 50th percentile of total compensation opportunity for similar positions at the Company’s peers and competitors.
     In December 2008, in light of the recent and projected financial performance of the Company and the uncertain state of the financial markets, the Board of Directors determined to freeze the base salaries of all of the Company’s executive officers except H. Russell Holland, III, and not to make any short or long-term cash awards or equity grants in 2009. For a discussion of Mr. Holland’s base salary adjustment see “Compensation for Named Executive Officers in 2009.”
Elements of the 2009 Compensation Program for Executive Officers
     The Company’s executive compensation program has historically included short and long-term incentive compensation through an annual cash incentive plan and equity compensation in the form of restricted stock, stock options and/or stock-settled stock appreciation rights. However, the Company did not offer these elements of compensation to executive officers in 2009 due to the Company’s participation in the CPP, the recent and projected financial performance of the Company and the uncertain state of the financial markets. Consequently, as described in more detail below, the elements of the Company’s 2009 executive compensation program included only:
•	base salary;

•	retirement and employee welfare benefits; and

•	executive perquisites.
Base Salary
     The base salary for each of our executive officers represents the fixed portion of their total compensation. In establishing executive officer base salaries, the Committee has historically considered individual annual performance and contribution to the Company’s overall profitability, as well as the relationship of an executive’s total compensation compared to similar executives in other banks. Information regarding salaries paid in the market is obtained annually through publicly available salary surveys and proxy statement data, and is used to evaluate the Company’s competitiveness in the employment market with its peers and competitors. Independent consultants selected by the Committee may also be used periodically to assess the competitiveness of the Company’s salaries. For additional information regarding the determination of the Company’s peer group see “Benchmarking and Comparator Group.”
     The Company’s general philosophy is to provide base pay competitive with the market, and to reward individual performance while positioning salaries consistent with Company performance. Given our highly competitive employment market in South Florida and the Company’s business strategy, the base salary level for key executives is targeted at or above the 50th percentile of comparable positions. Base salaries for exceptional performance can be targeted as high as the 75th percentile of comparable positions.
     Changes in the base salaries paid to executive officers, including the Named Executive Officers, are recommended by the chief executive officer based on performance results documented and measured annually and are reviewed and approved by the Committee. The chief executive officer has authority to make base salary decisions for all other executive officers. A change in the base salary paid to the chief executive officer is recommended by the chief executive officer and considered and approved by the Committee, after meeting in executive session, generally on an annual basis.

Retirement and Employee Welfare Benefits
     The Company sponsors a retirement savings plan for employees of the Company and its affiliates (the “Retirement Savings Plan”), which is a tax-qualified defined contribution plan. All employees who satisfy service eligibility requirements may participate in the plan. The Retirement Savings Plan has various features, including:
•	an employer matching contribution for salary deferrals,

•	an annual retirement contribution, and

•	a profit sharing contribution.
     In addition, the Retirement Savings Plan has a feature under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) that allows employees to make voluntary “salary savings contributions” ranging from one percent to 75 percent of compensation (as defined by the Plan), subject to federal income tax limitations. After-tax contributions may also be made by employees with “voluntary contributions” (as defined in the Retirement Savings Plan for each plan year), subject to certain statutory limitations. A retirement contribution is made on an annual discretionary basis by the Company of up to two percent of “retirement eligible compensation”, as defined in the Retirement Savings Plan. The Company contributions to the Retirement Savings Plan vest at the rate of 25 percent for each year the participant has worked at least 1,000 hours, with full vesting after four years of service. A participant becomes 100 percent vested in the event of death, disability or retirement on or after age 55.
     The Company match on salary savings contributions was $0.25 for each dollar contributed up to 4 percent of the employee’s annual compensation in 2009. The retirement contribution in 2009 was one percent of annual compensation. The Company’s Board of Directors decided not to make a profit sharing contribution for 2009.
     The Company also provides its executive officers with the opportunity to participate in a deferred compensation plan. The deferred compensation plan is described under “Executive Compensation–Nonqualified Deferred Compensation.”
     In addition to our retirement programs, the Company provides employees with welfare benefits including, hospitalization, major medical, disability and group life insurance plans and paid vacation. We also maintain a Section 125 cafeteria plan that allows our employees to set aside pre-tax dollars to pay for certain benefits. All of the full-time employees of the Company and the Bank, including the Named Executive Officers, are eligible to participate in the Retirement Savings Plan and our welfare plans, subject to the terms of those plans.
     The Bank provides supplemental disability insurance to certain members of executive management, including the Named Executive Officers, in excess of the maximum benefit of $10,000 per month provided under the group plan for all employees. The supplemental insurance provides a benefit up to 70 percent of the executive’s monthly pre-disability income based on the executive’s base salary and annual incentive compensation. Coverage can be converted and maintained by the individual participant after employment ends. The benefit may be reduced by income from other sources, and a partial benefit is paid if a disabled participant is able to work on a part-time basis. In 2009, the Company paid a total of $14,803 for supplemental disability insurance for the Named Executive Officers.
     The retirement and employee welfare benefits paid by the Company for the Named Executive Officers are included in the “Summary Compensation Table” under “Components of All Other Compensation Table” and disclosed in the footnote thereto.
Executive Perquisites
     The Named Executive Officers may also be compensated with certain perquisites and other benefits provided by or paid for by the Company, as necessary to facilitate their roles as representatives of the Company. These may include, for example, the use and maintenance of company owned automobiles, a car allowance and country club dues. For additional details regarding the executive perquisites, see the “Executive Compensation–Summary Compensation Table” and “Executive Compensation–Components of All Other Compensation Table.”

Employment and Change in Control Agreements
     The Company and the Bank currently maintain employment and change in control agreements with certain of the Company’s executive officers, the terms of which are described in more detail below. However, in connection with their participation in the CPP, the Company and the Bank are generally restricted from making any payment (or agreeing to make any payment) in the nature of compensation for the benefit of any current or former director, officer or employee pursuant to an obligation that is contingent on, or by its terms is payable on or after, the termination of such person’s primary employment or affiliation with the Bank or the Company. In addition, the Company and the Bank may not pay or accrue bonuses, retention awards or other incentive compensation for the five most highly compensated employees unless the employee had a legally binding right to the payment under a valid employment contract as of February 11, 2009. The right to participate in a company incentive plan does not qualify as a legally binding right under the terms of the CPP.
     As a result, the Company’s ability to make certain post-employment payments and bonus, retention and incentive compensation payments are restricted and may be further restricted, as described above under “Effect of the Participation in the Capital Purchase Program.” For information regarding the payments and benefits the Named Executive Officers are entitled to upon the termination of their employment with the Company, see “Executive Compensation–2009 Other Potential Post-Employment Payments.”
Employment Agreements
     The Bank entered into an employment agreement with Dennis S. Hudson, III on January 18, 1994, and a similar employment agreement with H. Russell Holland, III on January 2, 2007. The employment agreements had initial terms of three years for Mr. Hudson and two years for Mr. Holland, and provide for automatic one-year extensions unless expressly not renewed. These agreements were amended on December 31, 2008 to comply with Section 409A of the Internal Revenue Code and the final regulations issued thereunder.
     On March 26, 2008, the Company and the Bank entered into an executive employment agreement with O. Jean Strickland. The agreement supersedes previous employment and change in control agreements between Ms. Strickland and the Company dated December 24, 2003 and January 7, 2004, respectively. The new employment agreement generally consolidates the prior agreements with similar terms, benefits and restrictions. The initial term of the agreement is one year, and it provides for automatic one-year extensions unless expressly not renewed.
     The employment agreements provide for hospitalization, insurance, long-term disability and life insurance in accordance with the Bank’s insurance plans for senior management, reasonable club dues and an automobile allowance for Mr. Holland and Ms. Strickland. Each executive subject to these contracts may also receive other compensation including bonuses, and the executives will be entitled to participate in all current and future employee benefit plans and arrangements in which senior management of the Bank may participate. In addition, the agreements contain certain non-competition, non-disclosure and non-solicitation covenants.
     The employment agreements with Dennis S. Hudson, III, H. Russell Holland, III and O. Jean Strickland provide for termination for cause, including willful and continued failure to perform the assigned duties, crimes, breach of the Bank’s Code of Conduct, and also upon death or permanent disability of the executive.
     The agreements also provide for termination upon the occurrence of a change in control. The change in control provisions in Mr. Hudson’s employment agreement have been superseded by those in his change of control agreement discussed below. Mr. Holland’s and Ms. Strickland’s agreements contain change in control provisions which provide that certain events will constitute a “change in control,” including :
•	the acquisition of the Company or the Bank in a merger, consolidation or similar transaction;

•	the acquisition of 51 percent or more of the voting power of any one or all classes of Common Stock;

•	the sale of all or substantially all of the assets; and

•	certain other changes in share ownership.

     Upon the occurrence of a change in control, the executive may terminate the contract within one year following the date of such change in control. Termination may also be permitted by the executive if after a change in control, there is a change in duties and powers customarily associated with the office designated in such contract. Upon any such termination following a change in control, Mr. Holland will be entitled to receive base salary, hospitalization and other health benefits for two years, and Ms. Strickland will be entitled to the benefits for three years.
     For a further discussion of the payments and benefits to which Mr. Hudson, Mr. Holland and Ms. Strickland are entitled upon termination of their employment see “Executive Compensation—2009 Other Potential Post-Employment Payments.”
Change in Control Agreements
     On December 24, 2003, the Company entered into change in control employment agreements with Dennis S. Hudson, III and William R. Hahl. The change in control agreements had initial terms of three years for Mr. Hudson and two years for Mr. Hahl, and provide for automatic one-year extensions unless expressly not renewed. A change in control must occur during these periods (the “Change in Control Period”) to trigger the agreement. Mr. Hudson’s agreement supersedes the change in control provisions in his employment agreement with the Bank. For a further discussion of the benefits and payments provided for under these agreements see “Executive Compensation—2009 Other Potential Post-Employment Payments—Change in Control Agreements.”
     The change in control employment agreements with Dennis S. Hudson, III and William R. Hahl provide that, once a change in control has occurred, the executive subject to the contract (the “Subject Executive”) and the Company agree to continue, for the Change in Control Period, the Subject Executive’s employment in the same position as held in the 120 days period prior to the change in control. If the Subject Executive is terminated for “cause” or resigns “without good reason”, as defined in the agreement, the Subject Executive will receive payment of the Subject Executive’s base salary and unused vacation through the date of termination; and any previously accrued and deferred compensation (the “Accrued Obligations”).
     If the Subject Executive resigns for “good reason” or is terminated “without cause”, or resigns for any reason during a 30-day period specified in the contract, the Subject Executive will receive:
•	the Accrued Obligations;

•	a bonus equal to the highest bonus earned by the Subject Executive for the previous three full fiscal years (“Highest Bonus”) multiplied by a fraction (the numerator of which is the number of days between January 1 and the Subject Executive’s date of termination and the denominator of which is 365);

•	an amount equal to what the Subject Executive’s annual base salary plus Highest Bonus would have been over the Change in Control Period; and

•	health and other welfare benefits for the duration of the Change in Control Period.
In addition, all unvested stock options to acquire stock of the Company and all awards of restricted stock of the Company held by Subject Executive as of the date of termination shall be immediately and fully vested as of the date of termination and, in the case of stock options, shall be fully exercisable as of the date of termination.
Former Executive Officer Agreements
     On March 24, 1991, the Bank entered into an executive employment agreement with A. Douglas Gilbert, and on December 23, 2004, the Company entered into a change in control agreement with Mr. Gilbert. These agreements were amended on June 22, 2007 with the execution of an executive transition agreement between the Company and Mr. Gilbert. The executive transition agreement provided for Mr. Gilbert’s compensation from June 22, 2007 until his retirement on January 31, 2009. Under the terms of the executive transition agreement, Mr. Gilbert was entitled to his annual base salary through his retirement and a cash payment equal to the value of his unvested restricted stock awards on his retirement date. In addition, on January 31, 2008 and 2009, Mr. Gilbert was entitled to receive an annual cash bonus of $376,000 and a payment of $150,000 in lieu of any stock awards Mr. Gilbert would have been entitled to under the executive equity compensation program. Mr. Gilbert received a one-time $150,000 payment in January 2008. However, on January 31, 2009, Mr. Gilbert did not receive the second $150,000 payment or a payment equal to the value of his unvested restricted stock. These payments were not made due to the Formal Agreement and CPP restrictions on compensation. The executive transition agreement terminated in connection with Mr. Gilbert’s retirement on January 31, 2009.
     Under the executive transition agreement, Mr. Gilbert would remain on the Board of Directors and receive non-employee director compensation for such service. Mr. Gilbert continues to serve as one of the Company’s directors.
     On June 22, 2007, the Company also entered into a consulting and restrictive covenants agreement with Mr. Gilbert. Under the terms of this agreement, Mr. Gilbert would provide continued services as a consultant to the Company beginning on the date of his retirement. The agreement provided that Mr. Gilbert would serve as a consultant for a period of five years for a consulting fee of $25,000 per month. Mr. Gilbert agreed to various restrictions on his conduct during the term of the agreement, and for a period of two years following any termination, including non-disclosure of confidential information, non-solicitation of employees and customers and non-competition with the Company and the Bank. The agreement could be terminated by the Company at any time prior to a change in control, as defined, or by Mr. Gilbert at any time. The Company terminated the consulting agreement on September 1, 2009. As a result of the Formal Agreement and the CPP restrictions on compensation, Mr. Gilbert was not paid the consulting fee to which he was entitled from February 1, 2009 to September 1, 2009.
Risk Analysis of Executive Compensation
     The Committee believes that the Company’s executive compensation program does not encourage excessive risk or unnecessary risk taking. The Company’s programs have historically been balanced to focus executives on both short and long-term financial and operational performance. In 2009, as a result of its participation in the CPP and its recent and projected financial performance, the Company decided not to grant any short or long-term awards to its executive officers. Therefore, the only compensation the executive officers received in 2009 was base salary. The base salaries are fixed in amount and thus do not encourage risk taking.
     In addition, to comply with the standards of the CPP as described above, the Committee must review senior executive officer and employee compensation plans on a semi-annual basis with the Company’s senior risk officers to identify and limit features of any plan that could lead to unnecessary and excessive risks. The Committee must also review employee compensation plans on a semi-annual basis to identify and eliminate features that could encourage the manipulation of reported earnings. For a further discussion of the results of these reviews, see “Salary and Benefits Committee Report.”
Role of the Committee
     The Committee generally approves or recommends to the Board for approval all compensation decisions for the Company’s executive officers, including grants of equity awards. Historically, the Committee has reviewed executive officer compensation at least annually to ensure it is consistent with our compensation philosophies, company and personal performance, changes in market practices and changes in individual responsibilities. This review was not conducted in 2009 as the Board had determined in December 2008 that base salary adjustments would be limited due to the Company’s financial performance in 2008, projected performance for 2009 and uncertainty regarding financial market conditions.
Role of the Compensation Consultant
     In prior years, the Committee has been advised by independent compensation consultants and advisors. In general, the consultants have provided compensation benchmarking and analytical data and have rendered advice to the Committee regarding all aspects of the Committee’s compensation decisions, including, more recently, the chief executive officer’s performance review process. The Committee has direct access to consultants and control over their engagement. The Committee engaged Grant Thornton LLP as a compensation consultant in 2008 and again in late 2009.

Benchmarking and Comparator Group
     During 2008, the Committee retained Grant Thornton, a nationally known independent consulting firm, to review the Company’s executive equity compensation program for its competitiveness and effectiveness, and make recommendations. The firm was paid a total of $12,762 in 2008 for such services. The firm compared a number of the Company’s executive positions, including that of the chief executive officer, chief financial officer, and the Bank’s president and chief operating officer, to 23 other publicly held regional banks and bank holding companies in the southeastern United States that were identified by Grant Thornton as being comparable in size and performance. The average asset size of the peer group was $2.3 billion, based on data from the most recent fiscal quarter-end available at the time of this study. Grant Thornton recommended equity awards be made to the Company’s senior executive officers. The Committee decided not to act on Grant Thornton’s recommendations at that time in light of the Company’s financial performance and recent changes in financial market conditions.
     Grant Thornton was again retained in late 2009 to perform a review of the Company’s executive compensation program. The firm was paid a total of $7,500 in 2009 for such services. The review included a comparison of salary, bonus and other forms of compensation, including stock based compensation, for a peer group of 17 publicly held regional banks that were identified by Grant Thornton as being comparable in size and performance. The average asset size of the peer group was $2.2 billion based on data from the most recent fiscal quarter-end available at the time of the study. The peer group was comprised of:
•	Ameris Bancorp

•	Bankcorp, Inc.

•	Capital City Bank Group, Inc.

•	Cardinal Financial Corporation

•	CenterState Banks, Inc.

•	First Community Bankshares, Inc.

•	Great Florida Bank

•	Guaranty Bancorp

•	Metro Bancorp, Inc.

•	Sterling Bankcorp.

•	Univest Corporation of Pennsylvania

•	Fidelity Southern Corporation

•	City Holding Company

•	SCBT Financial Corporation

•	Enterprise Financial Services Corp.

•	Kearney Financial Corporation

•	United Western Bankcorp Inc.
The study found that total compensation for the Company’s executive officers has declined in comparison to the market because the Company has paid no incentive and equity compensation to its executives in the past two years.
     The study recommended that the Company:
•	Continue to evaluate annually base salaries for Named Executive Officers in light of market conditions and trends, as they currently fall at or above the market median range;

•	Consider whether to adjust total compensation in the future based on personal and overall company performance as total compensation is at or below the 50th percentile for Named Executive Officers; and

•	Grant equity awards, which are permitted under the CPP rules and were discontinued in 2008 and prior to that period were below the 50th percentile for most executives.
     The Committee is considering granting equity awards in 2010 and is currently reviewing Grant Thornton’s recommendations.

Stock Ownership Guidelines under Executive Equity Compensation Program
     The Executive Equity Compensation Program (“Equity Compensation Program”), established in 2006, was designed to provide a framework for annual grants of restricted stock and stock-settled stock appreciation rights under the Company’s 2000 Incentive Plan and 2008 Incentive Plan, in order to promote the corporate objective of increasing executive stock ownership. Equity awards, if any, were granted to certain participants under the program based on guidelines established by the Committee. No equity awards were made to the Named Executive Officers in 2009 under the Executive Equity Compensation Program.
     As part of the Equity Compensation Program the Board established stock ownership guidelines for its officers and directors, as described below:

Stock Ownership
Tier 1	3 times annual salary
Tier 2	2 times annual salary
Tier 3	2 times annual salary
Tier 4	1 times annual salary
Board Members	5 times annual retainer
     The Equity Compensation Program generally allows a participant to earn targeted ownership over a reasonable period, usually within five to seven years, provided individual and Company targets are achieved and provided the participant fully participates in the program. Each of the Named Executive Officers is a Tier 1 participant in the Equity Compensation Program. Tiers 2 through 5 are comprised of Bank officers, including regional presidents, line of business and support officers, senior managers and division heads, and other key contributors. With the exception of Mr. Hudson, the Named Executive Officers have not yet met the established stock ownership guidelines, since no awards have been made under the Equity Compensation Program since 2007.
Impact of Deduction Limit
     Section 162(m) of the Internal Revenue Code generally establishes, with certain exceptions, a $1 million deduction limit for all publicly held companies on compensation paid to an executive officer in any year.
     The deductibility of executive compensation paid by the Company is limited under the provisions of the CPP as described above. As part of its participation in the CPP, the Company agreed to be subject to amendments to Section 162(m) which limit the deductibility of all compensation, including performance based compensation, to $500,000 per executive with respect to any taxable year during which the Treasury retains its CPP investment in the Company. When our Board of Directors approved participation in the CPP, it was aware of, considered and agreed to, the potential increased after-tax cost of our executive compensation program that would arise because of the $500,000 deduction limitation under the CPP, although the ARRA restrictions had not been proposed at that time.
     The Committee gives strong consideration to the deductibility of compensation in making its compensation decisions for executive officers, balancing the goal of maintaining a compensation program which will enable the Company to attract and retain qualified executives with the goal of creating long-term shareholder value. The Committee has reserved the right to pay executives compensation that is not deductible under Section 162(m).
Compensation for the Named Executive Officers in 2009
     Due to the Company’s financial performance in 2008, projected performance for 2009 and uncertainty regarding financial market conditions, in December 2008, the Board determined that there would be no base salary adjustments for any of the Named Executive Officers in 2009, except H. Russell Holland, III. In January 2009, Mr. Holland received a nominal base salary increase of $15,900, based on his contributions to the Company and the need to provide him with a total compensation package approximating the 50th percentile of comparable positions at the comparator group created by Grant Thornton in 2008. No short or long-term awards or bonuses were granted in 2009 to any of the Company’s executive officers, including the Named Executive Officers.
2010 Executive Compensation Decisions
     In March 2010, the Committee took certain actions affecting the compensation of the Company’s executive officers in response to the compensation restrictions imposed upon the Company and the Bank as a result of their participation in the CPP. The Committee adopted a policy to limit executive officers’ base salaries to $500,000 so long as the Company’s equity securities sold to the Treasury remain outstanding. In implementing this policy change, it was necessary to reduce Dennis S. Hudson, III’s base salary for 2010 from $531,450 to $500,000. To support the change in policy, Mr. Hudson signed a waiver of any possible violation to his employment agreement and change in control agreement in connection with the reduction of his base salary.

     To compensate him for his loss in base salary as a result of the $500,000 base salary cap and to align Mr. Hudson’s interests with those of the Company’s shareholders, the Committee approved, as permitted by the CPP, a special long-term grant of restricted stock to Mr. Hudson of 16,553 shares of restricted stock under the Company’s 2000 Long Term Incentive Plan, as amended. The restricted stock vests after two years, subject to: i) Mr. Hudson’s continued employment with the Company, ii) repayment of all TARP funds by the Company, and iii) such other requirements to comply with TARP restrictions.

EXECUTIVE COMPENSATION
     The table below sets forth the elements that comprise total compensation for the Named Executive Officers of the Company for the periods indicated.
2009 SUMMARY COMPENSATION TABLE

						All
						Other
				Stock	Options	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Total
Position	Year	($)(1)	($)	($)(2)	($)(2)	($)(3)	($)

Dennis S. Hudson, III	2009	$531,450	—	—	—	$16,008	$547,458
Chairman & Chief	2008	531,450	—	—	—	51,132	582,582
Executive Officer of	2007	531,450	—	$31,228	$327,499	69,068	959,245
Seacoast and the Bank

William R. Hahl	2009	$310,000	—	—	—	$13,851	$323,851
Executive Vice President	2008	310,000	—	—	—	31,129	341,129
& Chief Financial	2007	284,000	—	$100,922	$87,505	33,568	505,994
Officer of Seacoast and the Bank

O. Jean Strickland	2009	$429,500	—	—	—	$31,803	$461,303
Senior Executive Vice	2008	429,500	—	—	—	51,401	480,901
President of Seacoast	2007	417,000	—	—	$256,970	52,205	726,175
and President & Chief Operating and Credit Officer of the Bank

H. Russell Holland, III	2009	$280,900	—	—	—	$24,462	$305,362
Executive Vice President	2008	265,000	—	—	—	32,647	297,647
& Chief Banking Officer	2007	232,500	—	$3,746	$126,271	19,355	381,872
of Seacoast and the Bank

Dale M .Hudson	2009	$245,000	—	—	—	$11,136	$256,136
Vice Chairman of Seacoast

A. Douglas Gilbert	2009	$46,433	$376,000 (4)	—	—	$55,517	$477,950
Former President & Chief	2008	557,200	376,000	—	—	255,271	1,188,471
Operating & Credit Officer of Seacoast and Vice Chairman of the Bank	2007	544,075	—	$315,413	—	137,447	996,935

(1)	A portion of executive’s base salary included in this number may have been deferred into the Company’s Executive Deferred Compensation Plan, the amounts of which are disclosed in the Nonqualified Deferred Compensation Table for the applicable year. Executive officers who are also directors do not receive any additional compensation for services provided as a director.

(2)	Represents the aggregate grant date fair value of equity awards granted during the fiscal year ended December 31, 2007 in accordance with FASB ASC Topic 718 (formerly FAS 123R).

(3)	Additional information regarding other compensation is provided in “2009 Components of All Other Compensation Table.”

(4)	Mr. Gilbert served as an executive officer of the Company through January 31, 2009. Represents amount paid under the Transition Agreement described in “Compensation Discussion and Analysis—Employment and Change in Control Agreements—Former Executive Officer Agreements.” Under the Transition Agreement,

on January 31, 2009, Mr. Gilbert was also entitled to receive a cash bonus of $150,000 and payment for his outstanding restricted stock awards. In addition, under his Consulting and Restrictive Covenants Agreement, Mr. Gilbert was entitled to receive a monthly $25,000 consulting fee from February 1, 2009, the effective date of the agreement, through its termination on September 1, 2009. None of these payments were made due to the Formal Agreement between the Bank and the OCC entered into in December 2008, and in light of CPP restrictions on compensation.
2009 COMPONENTS OF ALL OTHER COMPENSATION TABLE

		Company Paid		Company
		Contributions to		Paid Contri-
		Retirement Savings		butions to
		Plan		Executive	Premium on			Paid by
			Discre-	Deferred	Supple-		Dividends	Company
			tionary	Compen-	mental	Excess Life	on Unvested	into
			Retire-	sation	Disability	Insurance	Restricted	Cafeteria
Name	Year	Match	ment	Plan(1)	Insurance	Benefit	Stock(2)	Plan	Other		Total

D. S. Hudson, III	2009	$2,450	$2,450	$5,729	$3,042	$1,242	$545	$550	—		$16,008
	2008	9,200	4,600	18,087	3,346	1,242	14,107	550	—		51,132
	2007	9,000	4,500	17,987	2,678	1,242	33,111	550	—		69,068

W. R. Hahl	2009	$2,450	$2,450	$1,300	$3,269	$3,564	$268	$550	—		$13,851
	2008	9,200	4,600	4,400	3,291	3,564	5,524	550	—		31,129
	2007	9,000	4,500	3,140	2,618	2,322	11,438	550	—		33,568

O. J. Strickland	2009	$2,450	$2,450	$3,690	$2,864	$1,242	$83	$550	$18,474	(3)	$31,803
	2008	9,200	4,600	11,570	3,144	810	2,172	550	19,355		51,401
	2007	9,000	4,500	11,120	2,501	810	4,762	550	18,962		52,205

H. R. Holland, III	2009	$2,450	$2,450	—	$2,238	$810	$4	$550	$15,960	(4)	$24,462
	2008	9,200	4,600	—	2,322	540	75	550	15,360		32,647
	2007	4,000	—	—	1,218	540	105	550	12,904		19,355

D. M. Hudson	2009	$2,450	$2,450	—	$742	$4,944	—	$550	—		$11,136

A. D. Gilbert	2009	$482	—	—	$250	$9,655	$1,084	$46	$44,000	(5)	$55,517
	2008	9,200	$4,600	$19,232	2,997	4,191	36,311	550	178,190		255,271
	2007	9,000	4,500	18,745	2,372	4,191	75,004	550	23,084		137,447

(1)	Earned in reporting year, but paid in following year. Also reported in “Nonqualified Deferred Compensation.”

(2)	Dividends paid on unvested restricted stock include tax gross-up of 26.45 percent on all Named Executive Officers. The gross-ups were on dividends paid on March 31, 2009 prior to the issuance of the U.S. Treasury’s Interim Final Rule on June 10, 2009 prohibiting TARP recipients from providing tax gross-ups to any senior executive officers.

(3)	For incremental personal use of Company vehicle.

(4)	Includes $15,360 for car allowance and $600 for incremental personal use of cellular phone paid by Company.

(5)	Includes $1,800 for car allowance, $700 for personal use of club membership, and $41,500 for in director fees for Mr. Gilbert’s service as a non-employee director after his retirement as an executive officer. See “2009 Director Compensation” for an explanation of the Company’s annual director fees to non-employee directors.

2009 GRANTS OF PLAN-BASED AWARDS
     Due to the Company’s financial performance in 2008, projected performance in 2009 and uncertainty regarding financial market conditions, there were no plan-based awards granted during 2009 to the Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2009
     The following table sets forth certain information concerning outstanding equity awards as of December 31, 2009 granted to the Named Executive Officers. This table includes the number of shares of Common Stock covered by both exercisable options, non-exercisable options or stock appreciation rights (“SARs”), and unexercised unearned options or SARs awarded under an equity incentive plan as of December 31, 2009. Also reported are the number of shares of Common Stock, and their market value, that have not vested as of December 31, 2009. All exercised and vested shares are shares of Common Stock, and all options and SARs relate to Common Stock. There are no options or SARs involving Preferred Stock.

	Option Awards					Stock Awards(1)
	Number of	Number of				Number of
	Securities	Securities				Shares or	Market Value
	Underlying	Underlying				Units of	of Shares or
	Unexercised	Unexercised		Option		Stock That	Units of Stock
	Options	Option		Exercise	Option	Have Not	That Have
	(#)	(#)		Price	Expiration	Vested(1)	Not Vested
Name	Exercisable	Unexercisable		($)	Date	(#)	($)
D.S. Hudson, III	75,000	—		$17.08	11/17/2013
	30,000	—		$22.40	12/21/2014
	13,800	13,800	(2)	$26.72	05/16/2016
	18,284	54,851	(3)	$22.22	04/02/2017
						1,007 (4)	$1,641

W. R. Hahl	13,000	—		$17.08	11/17/2013
	5,000	—		$22.40	12/21/2014
	3,675	3,675	(2)	$26.72	05/16/2016
	4,885	14,656	(3)	$22.22	04/02/2017
						1,013 (5)	$1,651
						507 (4)	$826
						2,876 (6)	$4,688

O. J. Strickland	11,000	—		$17.08	11/17/2013	—	—
	4,000	—		$22.40	12/21/2014
	9,100	9,100	(2)	$26.72	05/16/2016
	14,346	43,039	(3)	$22.22	04/02/2017

H. R. Holland, III	1,500	1,500	(7)	$27.36	07/06/2016
	7,049	21,149	(3)	$22.22	04/02/2017
						121 (4)	$197

D. M. Hudson	—	—		—	—	—	—

A. D. Gilbert	—	—		—	—	—	—

(1)	The Named Executive Officer has full voting and dividend rights with respect to the restricted stock during the vesting period.

(2)	Represents stock-settled stock appreciation rights granted to the Named Executive Officer on May 16, 2006, which vest in four equal annual installments beginning on the second anniversary of the date of grant, subject to the continued employment of the Named Executive Officer.

(3)	Represents stock-settled stock appreciation rights granted to the Named Executive Officer on April 2, 2007, which vest in four equal annual installments beginning on the second anniversary of the date of grant, subject to the continued employment of the Named Executive Officer.

(4)	As provided for under the Equity Compensation Program, the Named Executive Officer elected to use 50 percent of his annual 2006 cash bonus to purchase shares of restricted stock based on the closing sale price of the Company’s Common Stock on the NASDAQ Global Select Market on February 2, 2007. This represents the Company’s 50% match of the shares purchased in the form of a restricted stock award, granted under the 2000 Incentive Plan. One-third of the shares vested on February 2, 2010 and, as long as the Named Executive Officer remains employed by the Company, one-third will vest on February 2, 2011, and the remainder vests on February 2, 2012.

(5)	Represents time-vested restricted stock award of Common Stock granted to the Named Executive Officer on May 16, 2006. As long as the Named Executive Officer remains employed by the Company, half vests on May 16, 2010, and the remainder vests on May 16, 2011.

(6)	Represents time-vested restricted stock award of Common Stock granted to the Named Executive Officer on April 2, 2007. One-third of the shares vest on April 2, 2010 and as long as the Named Executive Officer remains employed by the Company, one-third vest on April 2, 2011, and the remainder vests on April 2, 2012.

(7)	Represents stock-settled stock appreciation rights granted to the Named Executive Officer on July 6, 2006, which vest in four equal annual installments beginning on the second anniversary of the date of grant, subject to the continued employment of the Named Executive Officer.
2009 STOCK VESTED
     The following table reports the vesting of stock awards or similar instruments during 2009 granted to the Named Executive Officers, and the value of the gains realized on vesting. No stock options were exercised in 2009.

	Stock Awards
	Number of Shares	Value
	Acquired on Vesting	Realized
Name	(#)(1)	($)
Dennis S. Hudson, III	1,635	$3,714
William R. Hahl	1,853	$6,101
O. Jean Strickland	220	$356
H. Russell Holland, III	40	$192
Dale M. Hudson	—	—
A. Douglas Gilbert	—	—

(1)	All vested shares are shares of Common Stock. There are no stock awards involving Preferred Stock.

Executive Deferred Compensation Plan
     The Bank offers the Executive Deferred Compensation Plan (“Deferred Compensation Plan”) designed to permit a select group of management and highly compensated employees, including the Named Executive Officers except Mr. Holland, to elect to defer a portion of their compensation until their separation from service with the Company, and to receive matching and other Company contributions which they are restricted from receiving because of legal limitations under the Company’s Retirement Savings Plan.
     The Deferred Compensation Plan was amended and restated in 2007 to reflect changes arising from requirements under Section 409A of the Code and the underlying final regulations. As a result, each participant account is separated, for accounting purposes, into sub-accounts to reflect:
•	contributions and investment gains or losses that were earned and vested on or before December 31, 2004 and any subsequent investment gains or losses thereon (the “Grandfathered Benefits”); and

•	contributions and earnings that were earned and vested after December 31, 2004 (the “Non-Grandfathered Benefits”).
     Compensation deferred by the participant to the Deferred Compensation Plan is immediately vested. The Company contributions to the Deferred Compensation Plan vest at the rate of 25 percent for each year of service the participant has accrued under the Retirement Savings Plan, with full vesting after four years of service. If a participant would become immediately vested in his Company contributions under the Retirement Savings Plan for any reason (such as death, disability, or retirement on or after age 55), then he would also become immediately vested in his account balance held in the Deferred Compensation Plan.
     Each participant directs how his account in the Deferred Compensation Plan is invested among the available investment vehicle options. The plan’s investment options are reviewed and selected annually by a committee appointed by the Board of Directors of the Company to administer the plan. While the plan committee is responsible for administration of the plan, it may appoint other persons or entities to perform any of its fiduciary or other functions. No earnings or dividends paid under the Deferred Compensation Plan are above-market or preferential.
     The assets of the Deferred Compensation Plan are held, invested and administered from a “Rabbi trust” established by the Company as a funding vehicle for the plan, and all amounts paid under the plan are paid in cash from the general assets of the Company. Nothing contained in the plan creates a trust or fiduciary relationship of any kind between the Company and a participant, beneficiary or other person having a claim to payments under the plan. A participant or beneficiary does not have an interest greater than that of an unsecured creditor.
     The plan’s Rabbi trust is administered pursuant to a trust agreement between the Company and M&I, as the trustee of the trust. The Company has agreed to indemnify and to hold M&I harmless from and against all claims, expenses (including reasonable attorney fees), liabilities, damages, actions or other charges incurred by or assessed against M&I as a direct or indirect result of M&I’s reliance upon the directions, acts or omissions of the plan administrator, the Company, any investment advisor, or any participant of the plan or as a direct or indirect result of any act or omission of any other person charged under any agreement affecting the assets of the trust with investment responsibility with respect to such assets.
     Upon a participant’s separation from service with the Company, the participant will receive the balance of his account in cash in one of the following three forms specified by the participant at the time of initial deferral election, or subsequent amendment:
•	a lump sum;

•	monthly installments over a period not to exceed five years; or

•	a combination of an initial lump sum of a specified dollar amount and the remainder in monthly installments over a period not to exceed five (5) years.

     Upon death of the participant prior to the distribution of his account, the balance in the account shall be paid in a lump sum to the beneficiary or to the estate of the participant if no beneficiary is designated. In general, a participant may not change his initial election regarding the form of distribution of Non-Grandfathered Benefits. However, participants had the opportunity prior to December 31, 2007 to make a one-time election to change their distribution election with respect to Non-Grandfathered Benefits.
2009 NONQUALIFIED DEFERRED COMPENSATION
     The following table discloses, for each of the Named Executive Officers, contributions, earnings and balances during 2009 under the Executive Deferred Compensation Plan, described above.

	Executive	Registrant	Aggregate	Aggregate	Aggregate Balance
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	at Last Fiscal Year
	Last Fiscal Year	Last Fiscal Year	Fiscal Year	Distributions	End
Name	($)	($)(1)	($)(2)	($)	($)
Dennis S. Hudson, III	—	$5,729	$79,181	—	$348,895	(3)
William R. Hahl	—	$1,300	$36,298	—	$127,422	(4)
O. Jean Strickland	—	$3,690	$39,423	—	$190,287	(5)
H. Russell Holland, III (6)	—	—	—	—	—
Dale M. Hudson	—	—	$7,245	—	$68,079
A. Douglas Gilbert	—	—	$71,369	—	$316,389	(7)

(1)	Total amount included in the All Other Compensation column of the Summary Compensation Table. This amount was contributable in 2009, but was credited to the account of Named Executive Officer in 2010.

(2)	None of this amount is included in the Summary Compensation Table since no earnings or dividends paid under the Executive Deferred Compensation Plan are above-market or preferential.

(3)	Includes $219,409 contributed by the Company, as well as executive contributions, included in the Summary Compensation Tables in previous years.

(4)	Includes $33,299 contributed by the Company, as well as executive contributions, included in the Summary Compensation Tables in previous years.

(5)	Includes $39,932 contributed by the Company, as well as executive contributions, included in the Summary Compensation Tables in previous years.

(6)	Mr. Holland is not a participant in the Executive Deferred Compensation Plan.

(7)	Includes $216,302 contributed by the Company, as well as executive contributions, included in the Summary Compensation Tables in previous years.

2009 OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS
     The following table quantifies, for each of the Named Executive Officers, the potential post-employment payments under the provisions and agreements described above in the narrative discussion, assuming that the triggering event occurred on December 31, 2009 and the price of the Company’s securities is the closing market price of $1.63 per share on December 31, 2009.
     In accordance with the prohibitions under TARP as in effect at December 31, 2009, golden parachute payments to our Named Executive Officers are limited. The Named Executive Officers agreed to this reduction under agreements entered into with the Company in December 2008. The amounts shown in the following table reflect the maximum amount that could be payable without consideration given to the effect of the prohibitions on the payment of golden parachute payments under the CPP as in effect on December 31, 2009.

					Total Value of
				Value of	Outstanding
			Annual	Other	Stock Awards
	Term		Base	Annual	that Immediately	Total Value
	(in years)		Salary	Benefits	Vest	of Benefit
Name	(#)		($)	($)	($)	($)
Dennis S. Hudson, III Upon Termination without Cause (1)	2	(2)	$531,450	$14,221	—	$1,091,342
Upon Death or Disability (1)	2	(2)	531,450	14,221	$1,641 (3)	1,092,983
Upon Change-in-Control (4)	3		531,450	14,221	—	1,637,013

William R. Hahl Upon Change-in-Control (4)	2		$310,000	$10,019	$7,165	$647,204

O. Jean Strickland Upon Termination without Cause (5)	2	(6)	$429,500	$3,414	—	$865,829
Upon Disability	1	(6)	—	—	—	—
Upon Death (5)	2	(6)	—	3,414	—	6,829
Upon Change-in-Control (5)	3	(6)	429,500	3,414	—	1,298,743

H. Russell Holland, III Upon Termination without Cause (5)	1	(6)	$265,000	$2,788	—	$270,576
Upon Disability	1	(6)	—	—	$197 (3)	197
Upon Death (5)	2	(6)	—	2,788	197 (3)	5,773
Upon Change-in-Control (5)	2	(6)	265,000	2,788	197 (3)	535,773

Dale M. Hudson	—		—	—	—	—

A. Douglas Gilbert (7)	—		—	—	—	—

(1)	As provided for in Mr. Hudson’s employment agreement. The Bank shall continue to pay to the executive officer or his estate or beneficiaries his Annual Base Salary, including any other cash compensation to which the executive officer would be entitled at termination date, for the period indicated under Term. In addition, the Bank will continue to pay the hospitalization insurance premium (including major medical) for the executive officer, his spouse and eligible dependents, as well as long-term disability and life insurance premiums for the term indicated or until his earlier death. In the case of disability, the Annual Base Salary shall be reduced by any amounts received by the executive officer under the Bank’s long term disability plan or from any other collateral source payable to disability, including social security benefits.

(2)	The initial term of agreement is three years with automatic renewal on each anniversary, but benefits under the agreement are paid for the Term as indicated on the table.

(3)	As provided for in the award agreement for the individual equity award.

(4)	As provided for in the respective change in control agreement. The Company shall pay the executive officer in a lump sum in cash within thirty (30) days after the date of termination the aggregate of the: (i) base salary through the termination date to the extent not paid (assumed already paid in table above), (ii) annual bonus (prorated in the event that the Executive was not employed by the Company for the whole of such fiscal year), and (iii) annual base salary and annual bonus listed in the table, multiplied by the Term. Annual base salary is equal to 12 times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the executive officer by the Company in the 12-month period immediately preceding the month in which the triggering event occurs. Annual bonus is equal to the executive officer’s highest annual bonus for the last three full fiscal years prior to the triggering event. All unvested stock options and restricted stock of the Company held by the executive officer shall immediately and fully vest on termination. In addition, for the Term indicated, the Company will pay or provide to the executive officer or eligible dependents “Other Annual Benefits.” “Other Annual Benefits” include Company-paid profit-sharing contributions, medical, prescription, dental, employee life, group life, accidental death and travel accident insurance plans and programs paid by the Company prior to the change in control.

(5)	As provided for in Mr. Holland and Ms. Strickland’s employment agreements. The Bank shall continue to pay the executive officer or his/her estate or beneficiaries his/her annual base salary, together with the annual bonus, in equal monthly installments for the period indicated under term, except in the case of death. In addition, the Bank will continue to pay the hospitalization insurance premium (including major medical) for the executive officer, his/her spouse and eligible dependents, as well as long-term disability and life insurance premiums for the term indicated and for two years for Mr. Holland in the case of termination without cause.

(6)	The initial term of agreement is one year with automatic renewal on each anniversary, but benefits under the agreement are paid for the Term as indicated on the table.

(7)	Mr. Gilbert retired as an executive officer of the Company on January 31, 2009, terminating the agreements under which the payments would be made under his employment agreement and change in control agreement, and triggering payment as provided under the transition agreement. On January 20, 2009, the Board of Directors approved a payment of $376,000 to Mr. Gilbert of final amounts due under the executive transition agreement.

PERFORMANCE GRAPH
     The following line-graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2004 to December 31, 2009, with that of the Russell 2000 Index (an average of the 2000 smallest companies in the Russell 3000 Index) and the Russell 2000 Financial Services Index (an average of all financial service companies included in the Russell 2000 Index). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends. The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

	2004	2005	2006	2007	2008	2009
Seacoast	100	105.75	117.09	51.56	34.81	8.65
Russell 2000 Index	100	104.56	123.73	121.86	81.00	102.71
Russell 2000 Financial Services Index	100	102.03	121.58	101.70	76.35	75.35

2009 DIRECTOR COMPENSATION
     The table below sets forth the elements that comprise total compensation for Board members who are not Named Executive Officers of the Company or the Bank.

	Fees Earned or
	Paid in Cash
Name	($)(1)
Stephen E. Bohner	$76,300
Jeffrey C. Bruner	$40,500	(2)
John H. Crane	$56,600
T. Michael Crook	$48,900	(2)
H. Gilbert Culbreth, Jr.	$73,600
Christopher E. Fogal	$66,600
Jeffrey S. Furst	$81,900	(2)
Robert B. Goldstein	—	(3)
Dennis S. Hudson, Jr.	$46,100
Thomas E. Rossin	$74,100
Thomas H. Thurlow, Jr.	$40,500	(2)
Edwin E. Walpole, III	$39,400

(1)	Board members who are not executive officers of the Company or the Bank are paid an annual retainer of $23,000 for their service as directors of the Company and its subsidiaries. In addition to the annual retainer, Board members who are not executive officers receive $700 for each Board meeting attended, $700 for each committee meeting attended and $800 for each committee meeting chaired, including Bank committees. The members of the Committee, Audit Committee and Nominating and Governance Committee receive an additional $100 for each of these committee meetings attended and $200 for each of these committee meetings chaired. Executive officers who are also directors do not receive any additional compensation for services provided as a director.

(2)	All of which was deferred into the Company’s Directors’ Deferred Compensation Plan described below.

(3)	Mr. Goldstein did not serve as a director in 2009.
Directors’ Deferred Compensation Plan
     The Company has a Directors’ Deferred Compensation Plan to allow non-employee directors of the Company and its subsidiaries to defer receipt of fees paid to them for their service on the boards of directors and committees of the Company and its subsidiaries until their separation from service with the Company. Annually, each participant may direct how his account in the Directors’ Deferred Compensation Plan is invested prospectively among four investment vehicle options: three mutual funds and a derivative security comprised of Company Common Stock (“Stock Account”). The plan’s investment options are reviewed and selected annually by a Committee appointed by the Board of Directors of the Company to administer the plan. No earnings or dividends paid under the Directors Deferred Compensation Plan are above-market or preferential.
     The assets of the Directors’ Deferred Compensation Plan are held, invested and administered from a “Rabbi trust” established by the Company. The plan’s Rabbi trust is administered by M&I, as trustee of the Trust.
     Upon a participant’s separation from service on the Board, the participant will receive the balance of his Stock Account in kind and the balance of his mutual fund account in cash in one of the following three forms specified by the participant at the time of initial deferral election:
•	a lump sum;

•	monthly installments over a period not to exceed five years; or

•	a combination of an initial lump sum of a specified dollar amount and the remainder in monthly installments over a period not to exceed five years.
     Upon death of the participant prior to the distribution of his account, the balance in the account shall be paid in a lump sum to the beneficiary or to the estate of the participant if no beneficiary is designated. In general, a participant may not change his initial election regarding the form of distribution applicable to their account. However, before the end of 2007 participants had the opportunity to make a one-time election to change their distribution election, provided the change applied only to amounts that would not otherwise be payable in 2007 and the change did not cause an amount to be paid in 2007 that would not otherwise be payable in 2007.

SALARY AND BENEFITS COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION
     Messrs. Culbreth (Chairman), Bohner, Furst, Rossin and Walpole are the members of the Salary and Benefits Committee, none of whom is or has been an officer or employee of Seacoast or its subsidiaries. There are no “interlocks”, as defined by the SEC, with respect to any member of the Salary and Benefits Committee.
SALARY AND BENEFITS COMMITTEE REPORT
     The Salary and Benefits Committee assists the Board of Directors with administering its responsibilities relating to the compensation of the Company’s executive officers, including the chief executive officer. In addition, this Committee also has overall responsibility for evaluating and approving the Company’s compensation plans, policies and programs. The Salary and Benefits Committee operates under a written charter that was revised in 2009 upon approval by the Board of Directors. The Committee Charter is available on the Company’s website at www.seacoastbanking.net.
     The Salary and Benefits Committee currently is composed of five persons, all of whom are “independent”. The Committee also serves as the salary and benefits committee of the Bank.
     The Salary and Benefits Committee believes that it has taken the actions necessary and appropriate to fulfill its responsibilities under the Salary and Benefits Committee’s Charter. To carry out its responsibilities, the Committee held four meetings in 2009.
     In compliance with the provisions of the CPP and the executive compensation and corporate governance set forth in the Emergency Economic Stabilization Act of 2008 (“EESA”), the Board of Directors reviewed the incentive compensation arrangements of the senior executive officers with the Company’s human resources director and corporate counsel on March 17, 2009 to ensure that these compensation arrangements do not encourage the covered officers to take “unnecessary and excessive” risks that threaten the value of the Company. A similar review was conducted by the Salary and Benefits Committee with the Company’s human resources director on November 12, 2009. The Committee hereby certifies that:
•	it has reviewed with senior risk officers the senior executive officer compensation plans and has made reasonable efforts to ensure that these plans do not encourage the senior executive officers to take unnecessary and excessive risks that threaten the value of the Company;

•	it has reviewed with senior risk officers the employment compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

•	it has reviewed the employee compensation plans to eliminate any features of the plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.
     The Company offers the following plans in which the senior executive officers participate:
•	Employment agreements with our named executive officers;

•	The Employee Stock Purchase Plan, 1996 Long Term Incentive Plan, 2000 Long Term Incentive Plan and 2008 Long-Term Incentive Plan;

•	An executive deferred compensation plan; and

•	The Company’s retirement savings plan.
     We reviewed each of the above plans and agreements and determined that none of them encourage the senior executive officers to take unnecessary and excessive risks that threaten the value of the Company or the Bank. In this regard, the employment agreements with our Named Executive Officers provide for severance payments if a termination of employment occurs under certain circumstances. As discussed under “Compensation Discussion and Analysis,” due to the Company’s participation in the CPP, our Named Eexecutive Officers are unable to receive any severance payments if their employment is terminated for reasons other than death or disability before the preferred stock issued to the U.S. Department of the Treasury pursuant to the CPP is redeemed.
     The equity plans were each approved by the shareholders of the Company and provide for the granting of stock options, restricted stock awards and stock-settled stock appreciation rights. The Salary and Benefits Committee believes that, to create value for our shareholders, it is important to utilize long-term equity incentives as a part of compensation to align the interests of management with shareholders. The awards include a long-term vesting schedule to further encourage positive long-range performance and to assist in the retention of management. In light of the long-term nature of these equity awards, the Salary and Benefits Committee believes that these equity awards do not encourage the named executive officers to take unnecessary and excessive risks that threaten the value of the Company or the Bank.

     The Company maintains a deferred compensation plan for the benefit of a select group of management and highly compensated employees. The plan allows the participants to defer a percentage of compensation earned, which is paid into a trust, and to receive matching and other company contributions under the Retirement Savings Plan lost due to 401(k) contribution limits. Compensation deferred by the participant is immediately vested. The Company contributions vest at the rate of 25 percent for each year of service the participant has accrued under the Company’s retirement savings plan, with full vesting after four years of service. The Salary and Benefits Committee believes that this plan does not encourage the participants in the plan to take unnecessary and excessive risks that threaten the value of the Company or the Bank due to the long-term vesting schedule, and the Salary and Benefits Committee believes that the plan encourages positive long-range performance.
     The Company’s retirement savings plan is a tax-qualified plan that provides benefits to all employees who meet certain age and service requirements. Because participation and allocations in the plan are not based on Company or individual performance, the Salary and Benefits Committee believes that this plan does not encourage the senior executive officers to take unnecessary and excessive risks that threaten the value of the Company or the Bank.
     We believe that the above plans and agreements encourage the creation of long-term value instead of behavior focused on achieving short-term results. In addition, as discussed below under “Compensation Discussion and Analysis,” the Company and the Bank are unable to pay any cash bonuses or grant any new stock options to the five most highly compensated employees due to restrictions imposed on CPP participants. Further, the named executive officers and the five most highly compensated employees are unable to receive any severance payments if their employment is terminated for reasons other than death or disability before the preferred stock is redeemed, other than vested benefits under employee benefit plans.
     In addition to those plans and arrangements identified above, we have identified six different employee compensation arrangements that provide for variable cash compensation bonus, commission or incentive payments. Each arrangement is available to a different set of employees and the amount received differs depending on level of job responsibility and plan objectives. Compensation paid to Residential Lending and Wealth Management division employees represented approximately 95 percent of the variable cash compensation paid in 2009. The substantial majority of this amount was related to sales commissions paid to mortgage loan officers and wealth management financial advisors in lieu of a base salary. Mortgage loan officers are compensated based on loan origination volume, which is subject to approval by a separate credit underwriting approval process. Further, Residential Lending division variable compensation arrangements include provisions for the recapture of compensation on returned loans. The Salary and Benefits Committee reviewed the structure and implementation of these arrangements and discussed the risks that face the Company and determined that the arrangements do not encourage unnecessary and excessive risks that threaten the value of the Company or the Bank or the manipulation of reported earnings to enhance the compensation of any employee.
     In fulfilling its oversight responsibilities, the Salary and Benefits Committee reviewed with management the Compensation Discussion and Analysis required as part of the Company’s amended Annual Report on Form 10-K/A, including a discussion of the quality and the clarity of disclosures contained therein. Based on this review and discussion, the Salary and Benefits Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s amended Annual Report on Form 10-K/A. The Board has approved and ratified such recommendation.
     This report shall be deemed furnished with this Form 10-K/A, and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Salary and Benefits Committee:
H. Gilbert Culbreth, Jr., Chairman
Stephen E. Bohner
Jeffrey S. Furst
Thomas E. Rossin
Edwin E. Walpole, III
May 18, 2010

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF MANAGEMENT
AND CERTAIN BENEFICIAL HOLDERS
     The tables below provide information regarding the beneficial ownership of the Common Stock as of May 11, 2010, by:
•	each of the Company’s directors;

•	each of the executive officers named in the Summary Compensation Table;

•	all directors and executive officers as a group; and

•	each beneficial owner of more than 5% of our common stock.
     Beneficial ownership is determined in accordance with Securities and Exchange Commission (“SEC”) rules and regulations. Unless otherwise indicated and subject to community property laws where applicable, the Company believes that each of the shareholders named in the tables below has sole voting and investment power with respect to the shares indicated as beneficially owned. Some of the information in the tables is based on information included in filings made by the beneficial owners with the SEC.
Principal Shareholders (5% Owners Exclusive of Directors and Officers)
     The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities known by the Company to beneficially own 5% or more of the Company’s outstanding Common Stock. The information regarding beneficial ownership of Common Stock by the entity identified below is included in reliance on a report filed by the entity with the SEC, except that the percentage is based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by the entity in such report and the number of shares of common stock outstanding on May 11, 2010.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percentage
CapGen Capital Group III LP	6,000,000	(1)	10.1%
280 Park Avenue 40th Floor West New York, NY 10017

Sandler O’Neill Asset Management, LLC	3,765,100	(2)	6.3%
780 Third Avenue, 5th Floor New York, NY 10017

Wellington Management Company, LLP	4,504,190	(3)	7.6%
75 State Street Boston, MA 02109

(1)	According to a Schedule 13D/A filed by CapGen Capital Group III, LP (“CapGen LP”) with the SEC on May 7, 2010 with respect to common stock beneficially owned by CapGen LP as of April 9, 2010. As the sole general partner of CapGen LP, CapGen Capital Group III LLC (“CapGen LLC”), its managing member Eugene Ludwig, and the investment committee of CapGen LLC may be deemed to be the indirect beneficial owner of such shares. On April 9, 2010, CapGen LP executed a letter agreement and committed to buy $14 million of the Series B Preferred Stock, subject to regulatory approval.

(2)	According to a Schedule 13D/A filed by Sandler O’Neill Asset Management, LLC (“SOAM”) on May 6, 2010 with the SEC with respect to Common Stock beneficially owned by SOAM as of March 31, 2010 (“Schedule 13D/A”). The Schedule 13D/A indicates that SOAM and Mr. Terry Maltese, in his capacity as President and managing member of SOAM, exercise shared voting and dispositive powers over all 3,765,100 shares of Common Stock beneficially owned by SOAM and certain related entities named and described in the Schedule 13D/A.

(3)	According to a Schedule 13G filed by Wellington Management Company, LLP (“Wellington”) on February 12, 2010, Wellington has shared voting power and shared dispositive power with respect to 4,504,190 shares of common stock. The Schedule 13G provides that Wellington is an investment adviser and that the shares of common stock listed on the Schedule 13G are owned of record by clients of Wellington. In addition, Wellington reported that these clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, these shares of common stock and that none of these clients is known to have these rights or powers with respect to more than 5% of the company’s common stock.
Directors and Executive Officers

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership		Percentage
Stephen E. Bohner	55,930	(1)	*
John H. Crane	36,295	(2)	*
T. Michael Crook	183,847	(3)	*
H. Gilbert Culbreth, Jr.	240,664	(4)	*
Christopher E. Fogal	74,581	(5)	*
Jeffrey S. Furst	223,960	(6)	*
A. Douglas Gilbert	84,355	(7)	*
Robert B. Goldstein	6,000,000	(8)	10.1%
Dale M. Hudson	1,851,471	(9)	3.1%
Dennis S. Hudson, Jr.	1,567,916	(10)	2.6%
Dennis S. Hudson, III	1,569,528	(11)	2.6%
Thomas E. Rossin	40,331		*
Thomas H. Thurlow, Jr.	103,617	(12)	*
Edwin E. Walpole, III	248,266	(13)	*
William R. Hahl	82,181	(14)	*
H. Russell Holland, III	32,810	(15)	*
O. Jean Strickland	201,185	(16)	*

All directors and executive officers as a group (17 persons)	11,475,159		19.3%

*	Less than 1%

(1)	Includes 11,158 shares held in the Bank’s Director’s Deferred Compensation Plan for which receipt of such shares has been deferred, and as to which shares Mr. Bohner has no voting or dispositive power.

(2)	All shares are held jointly with Mr. Crane’s wife, as to which shares Mr. Crane may be deemed to share both voting and investment power.

(3)	Includes 89,000 shares held jointly with Mr. Crook’s wife and 14,000 shares held by Mr. Crook’s wife, as to which shares Mr. Crook may be deemed to share both voting and investment power. Also includes 42,341 shares held in the Bank’s Director’s Deferred Compensation Plan for which receipt of such shares has been deferred, and as to which shares Mr. Crook has no voting or dispositive power.

(4)	Includes 130,000 shares held in a family limited liability company and 41,000 shares held in a family sub-S corporation, as to which shares Mr. Culbreth has sole voting and investment power. Also includes 5,000 shares held jointly with Mr. Culbreth’s children and 51,000 shares held jointly with his wife, as to which shares Mr. Culbreth may be deemed to share both voting and investment power.

(5)	Includes 22,450 shares held jointly with Mr. Fogal’s wife and 3,687 shares held by Mr. Fogal’s wife, as to which shares Mr. Fogal may be deemed to share both voting and investment power.

(6)	Includes 21,558 shares held by the trustee for an Individual Retirement Account (“IRA”) of Mr. Furst, 90,398 shares held jointly with Mr. Furst’s wife, and 22,546 shares held by Mr. Furst’s wife, as to which shares Mr. Furst may be deemed to share both voting and investment power. Also includes 34,607 shares held in the Bank’s Directors’ Deferred Compensation Plan for which receipt of such shares has been deferred, and as to which shares Mr. Furst has no voting or dispositive power.

(7)	Includes 1,000 shares held jointly with Mr. Gilbert’s wife, as to which shares Mr. Gilbert may be deemed to share voting and investment power. Also includes 3,760 shares held in Mr. Gilbert’s IRA, and 10,192 shares held in the Company’s Retirement Savings Plan. Also includes 69,403 shares held by Mr. Gilbert’s wife, as to which shares Mr. Gilbert may be deemed to share both voting and investment power and as to which Mr. Gilbert disclaims beneficial ownership.

(8)	All 6,000,000 shares are held by CapGen LP of which Mr. Goldstein is a principal. Mr. Goldstein may be deemed to share both voting and investment power with respect to such shares. According to a Schedule 13D/A filed by CapGen LP with the SEC on April 12, 2010, on April 9, 2010, CapGen LP executed a letter agreement and committed to buy $14 million of the Series B Preferred Stock, subject to regulatory approval.

(9)	Includes 1,456,121 shares held by Monroe Partners, Ltd., a family limited partnership (“Monroe Partners”), of which Mr. Hudson and his wife, Mary T. Hudson, are general partners. Mr. Hudson may be deemed to share both voting and investment power with respect to such shares with the other general partner, and as to which Mr. Hudson disclaims beneficial ownership, except to the extent of his 50 percent interest in Monroe Partners. Also includes 358,517 shares held jointly with Mr. Hudson’s wife, as to which shares Mr. Hudson may be deemed to share voting and investment power. Also includes 35,954 shares held by Mr. Hudson’s wife, as to which shares Mr. Hudson may be deemed to share voting and investment power and as to which Mr. Hudson disclaims beneficial ownership. Also includes 879 shares held in the Company’s Retirement Savings Plan.

(10)	Includes 1,121,778 shares held by Sherwood Partners, Ltd., a family limited partnership (“Sherwood Partners”), of which Mr. Hudson and his son, Dennis S. Hudson, III, are general partners, and Mr. Hudson and his children are limited partners. Mr. Hudson may be deemed to share voting and investment power with respect to such shares. Mr. Hudson disclaims beneficial ownership, except to the extent of his 1.0% interest in Sherwood Partners. Also includes 156,476 shares held by Mr. Hudson’s wife’s trust, as to which shares Mr. Hudson may be deemed to share both voting and investment power.

(11)	Includes 1,121,778 shares held by Sherwood Partners, of which Mr. Hudson and his father, Dennis S. Hudson, Jr., are general partners. Mr. Hudson may be deemed to share voting and investment power with respect to such shares with the other general partners, and as to which Mr. Hudson disclaims beneficial ownership, except to the extent of his 28.4 percent interest in Sherwood Partners and his beneficial interest in trusts having a 53.2 percent interest in Sherwood Partners. Also includes 245,293 shares held jointly with Mr. Hudson’s wife which were pledged as security for a margin loan, as to which shares Mr. Hudson may be deemed to share voting and investment power. Also includes 86,435 shares held in the Company’s Retirement Savings Plan, and 105,000 shares that Mr. Hudson has the right to acquire by exercising options that are exercisable within 60 days. Also includes 1,400 shares held by Mr. Hudson’s wife as custodian for her son, as to which shares Mr. Hudson may be deemed to share voting and investment power and as to which Mr. Hudson disclaims beneficial ownership.

(12)	Includes 22,220 shares held by the trustee for an IRA of Mr. Thurlow, and 27,417 shares owned by Mr. Thurlow’s wife, as to which shares Mr. Thurlow may be deemed to share both voting and investment power. Also includes 35,048 shares held in the Bank’s Director’s Deferred Compensation Plan for which receipt of such shares has been deferred, and as to which shares Mr. Thurlow has no voting or dispositive power.

(13)	Includes 3,952 shares held jointly with Mr. Walpole’s daughter and 4,050 shares held by a corporation in which Mr. Walpole is a principal, as to which shares Mr. Walpole may be deemed to share both voting and investment power.

(14)	Includes 52,931 shares held jointly with Mr. Hahl’s wife and 373 shares held by Mr. Hahl as custodian for his granddaughters, as to which shares Mr. Hahl may be deemed to share both voting and investment power. Also includes 7,126 shares held in the Company’s Retirement Savings Plan, 506 shares of time-based restricted stock that will vest within six months of the Record Date, and 18,000 shares that Mr. Hahl has the right to acquire by exercising options that are exercisable within 60 days after the Record Date.

(15)	Includes 24,921 shares held jointly with Mr. Holland’s wife and 2,000 shares held in a revocable trust, as to which shares Mr. Holland may be deemed to share both voting and investment power. Also includes 4,278 shares held in the Company’s Retirement Savings Plan and 521 shares held in the Company’s Employee Stock Purchase Plan.

(16)	Includes 175,721 shares held jointly with Ms. Strickland’s husband, as to which shares Ms. Strickland may be deemed to share both voting and investment power. Also includes 10,464 shares held in the Company’s Retirement Savings Plan and 15,000 shares that Ms. Strickland has the right to acquire by exercising options that are exercisable within 60 days after the Record Date.

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2009.

Equity Compensation Plan Information

December 31, 2009

	Number of		Number of Securities
	Securities to be	Weighted Average	Remaining Available for
	Issued Upon	Exercise Price	Future Issuance
	Exercise of	of Outstanding	Under Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
Plan category	and Rights	Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders:
1996 Plan(1)	7,840	$7.46	—
2000 Plan(2)	550,005	21.40	523,278
2008 Plan(3)	—	—	1,500,000
Employee Stock Purchase Plan(4)	—	—	356,558

TOTAL	557,845	$21.20	2,379,836

(1)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(2)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and awards of restricted stock or stock-based awards.

(3)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
INDEPENDENT DIRECTORS
     The Company’s Common Stock is listed on the NASDAQ Global Select Market. NASDAQ requires that a majority of the Company’s directors be “independent,” as defined by the NASDAQ’s rules. Generally, a director does not qualify as an independent director if the director (or, in some cases, a member of the director’s immediate family) has, or in the past three years had, certain relationships or affiliations with the Company, its external or internal auditors, or other companies that do business with the Company. The Board of Directors has determined that a majority of the Company’s directors are independent directors under the NASDAQ rules. The Company’s independent directors are: Stephen E. Bohner, John H. Crane, T. Michael Crook, H. Gilbert Culbreth, Jr., Christopher E. Fogal, Jeffrey S. Furst, Robert B. Goldstein, Thomas E. Rossin, and Edwin E. Walpole, III.
CERTAIN TRANSACTIONS AND BUSINESS RELATIONSHIPS
Related Party Transactions
     Several of Seacoast’s directors, executive officers and their affiliates, including corporations and firms of which they are directors or officers or in which they and/or their families have an ownership interest, are customers of Seacoast and its subsidiaries. These persons, corporations and firms have had transactions in the ordinary course of business with Seacoast and its subsidiaries, including borrowings, all of which, in the opinion of Seacoast’s management and in accordance with the Bank’s written loan policy, were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Seacoast and its subsidiaries expect to have such transactions on similar terms with their directors, executive officers, and their affiliates in the future.
     As a federally insured bank, the Bank is subject to Regulation O, which governs loans to “insiders”, defined as any executive officer, director or principal shareholder of the Company or the Bank, and their related interests. Regulation O limits loans to insiders and requires that the terms and conditions of credits granted to insiders are substantially the same as those extended to other customers of the bank. The Bank’s written loan policy requires compliance with the provisions of Regulation O.
     The aggregate amount of loans outstanding by the Bank to directors, executive officers, and related parties of Seacoast or the Bank as of December 31, 2009, was approximately $6,074,662, which represented approximately 4.0 percent of Seacoast’s consolidated shareholders’ equity on that date.
     As provided for under its charter, the Audit Committee reviews all related party transactions which do not involve indebtedness to the Bank for potential conflicts of interests and approves those not already approved by the Board of Directors. Messrs. Fogal (Chairman), Crane, Crook and Furst are the members of the Audit Committee, none of whom is or has been an officer or employee of Seacoast or its subsidiaries.
     Jeffrey C. Bruner, a former director of Seacoast and the Bank, is a controlling shareholder of Mayfair Investments, which leases to the Bank 21,400 square feet of space adjacent to the Seacoast National Center in Stuart, Florida, pursuant to a lease agreement which expires in May 2011. The Bank paid rent of approximately $295,924 on this property in 2009, of which Mr. Bruner’s individual interest was $50,307 and the Bruner family interest was $100,614. Seacoast believes the terms of this lease are commercially reasonable and comparable to rental terms negotiated at arm’s length between unrelated parties for similar property in Stuart.
Certain Family Relationships
     Certain members of the Company’s Board of Directors and management are related. Dennis S. Hudson, Jr. and Dale M. Hudson are brothers. Dennis S. Hudson, III, the Company’s Chairman and Chief Executive Officer, is the son of Dennis S. Hudson, Jr. and the nephew of Dale M. Hudson. In addition, Dale M. Hudson is married to the sister of Thomas H. Thurlow, Jr. As an executive officer, Dennis S. Hudson, III’s compensation is approved by the Salary and Benefits Committee, which is comprised of independent directors.

Item 14.	Principal Accountant Fees and Services
INDEPENDENT AUDITORS
     The Audit Committee, acting pursuant to authority delegated to it by the Board of Directors, appointed KPMG LLP, an independent registered certified public accounting firm, as independent auditors for Seacoast and its subsidiaries for the fiscal year ending December 31, 2009 and has selected KPMG LLP to serve as the Company’s independent auditor 2010. KPMG LLP’s report on Seacoast’s consolidated financial statements for the fiscal year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. KPMG LLP’s report on Seacoast’s internal control over financial reporting expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. KPMG LLP has advised Seacoast that neither the firm nor any of its partners has any direct or material interest in Seacoast and its subsidiaries except as auditors and independent certified public accountants of Seacoast and its subsidiaries.
     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2009 and 2008, and fees billed for other services rendered by KPMG LLP during these years.

	2008	2009
Audit Fees (1)	$572,500	$499,700
Audit-Related Fees (2)	$30,000	$35,500
Tax Fees (3)	$34,000	$18,000
All Other Fees (4)	$15,300	$97,500

(1)	Includes the aggregate fees billed by KPMG LLP for professional services and expenses rendered for the audit of the Company’s consolidated financial statements, reviews of consolidated financial statements included in the Company’s Forms 10-Q filed during the respective fiscal year, and audit of the Company’s internal control over financial reporting.

(2)	Includes the aggregate fees billed by KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services primarily relate to the audit of the broker-dealer subsidiary of the Bank and related agreed upon procedures.

(3)	Includes the aggregate fees billed by KPMG LLP in 2008 for preparation of the Company’s federal, state and fiduciary tax returns and in 2009 for the preparation of several amended federal and state tax returns.

(4)	Includes the aggregate fees billed by KPMG LLP for professional services performed in connection with the Company’s filing of certain registration statements and the related issuance of comfort letters and consents.
     Representatives of KPMG LLP will be present at the Meeting and will be given the opportunity to make a statement on behalf of the firm, if they so desire, and will also be available to respond to appropriate questions from shareholders.
Pre-Approval Policy
     Under the Audit Committee’s Charter, the Audit Committee is required to approve in advance the terms of all audit services provided to the Company as well as all permissible audit-related and non-audit services to be provided by the independent auditors. All services set forth above under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees” were approved by the Company’s Audit Committee pursuant to SEC Regulation S-X Rule 2.01(c)(7)(i).

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

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Amendment No. 1 to the Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, as of the 18th day of May 2010.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	May 18, 2010

* Dale M. Hudson, Vice-Chairman of the Board and Director	May 18, 2010

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	May 18, 2010

* Stephen E. Bohner, Director	May 18, 2010

Date

* John H. Crane, Director	May 18, 2010

* T. Michael Crook, Director	May 18, 2010

* H. Gilbert Culbreth, Jr., Director	May 18, 2010

* Christopher E. Fogal, Director	May 18, 2010

* Jeffrey S. Furst, Director	May 18, 2010

* A. Douglas Gilbert	May 18, 2010

* Robert B. Goldstein, Director	May 18, 2010

* Dennis S. Hudson, Jr., Director	May 18, 2010

* Thomas E. Rossin, Director	May 18, 2010

* Thomas H. Thurlow, Jr., Director	May 18, 2010

* Edwin E. Walpole, III, Director	May 18, 2010

*    Dennis S. Hudson, III, by signing his name hereto, does hereby sign and execute this amended Annual Report on Form 10-K/A on behalf of the above-named directors of Seacoast Banking Corporation of Florida on this 18th day of May, 2010, pursuant to powers of attorney executed on behalf of such directors, and filed with the Securities and Exchange Commission with the Annual Report on Form 10-K of Seacoast Banking Corporation of Florida on March 23, 2010.

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III, Attorney-in-Fact