Form 10-Q
period 2010-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2010-08-09
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
Common Stock, $.10 Par Value – 93,415,364 shares as of June 30, 2010

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

PAGE #
Part I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets – June 30, 2010 and December 31, 2009	3-4

Condensed consolidated statements of operations – Three months and six months ended June 30, 2010 and 2009	5

Condensed consolidated statements of cash flows – Six months ended June 30, 2010 and 2009	6-7

Notes to condensed consolidated financial statements	8-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-53

Item 3. Quantitative and Qualitative Disclosures about Market Risk	54

Item 4. Controls and Procedures	55

Part II OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56-70

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3. Defaults upon Senior Securities	71

Item 4. Submission of Matters to a Vote of Security Holders	71-72

Item 5. Other Information	73

Item 6. Exhibits	74

SIGNATURES	75

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2010	2009
ASSETS
Cash and due from banks	$28,971	$32,200
Interest bearing deposits with other banks	283,314	182,900

Total cash and cash equivalents	312,285	215,100
Securities:
Available for sale (at fair value)	384,449	393,648
Held for investment (fair values: $9,614 at June 30, 2010 and $17,210 at December 31, 2009)	9,332	17,087

TOTAL SECURITIES	393,781	410,735
Loans held for sale	7,372	18,412
Loans	1,300,600	1,397,503
Less: Allowance for loan losses	(40,281)	(45,192)

NET LOANS	1,260,319	1,352,311
Bank premises and equipment, net	37,668	38,932
Other real estate owned	19,018	25,385
Other intangible assets	3,560	4,121
Other assets	58,809	86,319

	$2,092,812	$2,151,315

LIABILITIES
Deposits	$1,715,894	$1,779,434
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	75,310	105,673
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	11,621	10,663

	1,906,435	1,999,380

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2010	2009
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	45,623	44,999
Warrant for purchase of shares of common stock at $6.36 per share	3,123	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 93,415,879 and outstanding 93,415,364 shares at June 30, 2010, and issued 58,921,668 and outstanding 58,867,229 shares at December 31, 2009	9,342	5,887
Other shareholders’ equity	128,289	97,926

TOTAL SHAREHOLDERS’ EQUITY	186,377	151,935

	$2,092,812	$2,151,315

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest and fees on loans	$17,393	$21,638	$35,770	$44,798
Interest and dividends on securities	3,383	4,375	7,179	8,379
Interest on interest bearing deposits and other investments	272	109	511	257

TOTAL INTEREST INCOME	21,048	26,122	43,460	53,434
Interest on deposits	4,084	6,194	8,551	14,181
Interest on borrowed money	747	1,008	1,479	2,159

TOTAL INTEREST EXPENSE	4,831	7,202	10,030	16,340

NET INTEREST INCOME	16,217	18,920	33,430	37,094
Provision for loan losses	16,771	26,227	18,839	37,879

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(554)	(7,307)	14,591	(785)
Noninterest income
Other income	4,601	4,805	9,161	9,787
Securities gains, net	1,377	1,786	3,477	1,786

TOTAL NONINTEREST INCOME	5,978	6,591	12,638	11,573
Noninterest expenses
Goodwill impairment	0	49,813	0	49,813
Other noninterest expenses	19,220	21,225	42,589	40,560

TOTAL NONINTEREST EXPENSES	19,220	71,038	42,589	90,373

LOSS BEFORE INCOME TAXES	(13,796)	(71,754)	(15,360)	(79,585)
Benefit for income taxes	0	(8,754)	0	(11,825)

NET LOSS	(13,796)	(63,000)	(15,360)	(67,760)
Preferred stock dividends and accretion of preferred stock discount	937	937	1,874	1,874

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(14,733)	$(63,937)	$(17,234)	$(69,634)

PER SHARE COMMON STOCK:
Net loss diluted	$(0.25)	$(3.35)	$(0.29)	$(3.65)
Net loss basic	(0.25)	(3.35)	(0.29)	(3.65)
Cash dividends declared	0.00	0.00	0.00	0.01
Average shares outstanding — diluted	60,020,561	19,088,759	59,436,437	19,079,151
Average shares outstanding — basic	60,020,561	19,088,759	59,436,437	19,079,151
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Interest received	$44,235	$53,479
Fees and commissions received	9,378	9,646
Interest paid	(9,761)	(16,569)
Cash paid to suppliers and employees	(34,371)	(36,271)
Income taxes received (paid)	20,789	(13)
Origination of loans held for sale	(79,194)	(96,731)
Proceeds from loans held for sale	91,239	82,442
Net change in other assets	394	806

Net cash provided by (used in) operating activities	42,709	(3,211)
Cash flows from investing activities
Maturities of securities available for sale	66,102	52,509
Maturities of securities held for investment	2,345	5,578
Proceeds from sale of securities available for sale	81,593	31,376
Proceeds from sale of securities held for investment	5,452	0
Purchases of securities available for sale	(131,471)	(100,170)
Net new loans and principal repayments	54,290	43,594
Proceeds from sale of loans	14,293	3,763
Proceeds from the sale of other real estate owned	6,278	2,308
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	1,802	181
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	0	(821)
Additions to bank premises and equipment	(268)	(531)

Net cash provided by investing activities	100,416	37,787
Cash flows from financing activities
Net decrease in deposits	(63,555)	(54,007)
Net decrease in federal funds purchased and repurchase agreements	(30,363)	(55,647)
Issuance of common stock, net of related expenses	47,871	0
Stock based employee benefit plans	107	118
Dividends paid	0	(580)

Net cash used in financing activities	(45,940)	(110,116)

Net increase (decrease) in cash and cash equivalents	97,185	(75,540)
Cash and cash equivalents at beginning of period	215,100	151,192

Cash and cash equivalents at end of period	$312,285	$75,652

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Reconciliation of net loss to net cash provided by (used in) operating activities
Net loss	$(15,360)	$(67,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	0	49,813
Depreciation	1,570	1,768
Amortization (accretion) of premiums and discounts on securities, net	33	(652)
Other amortization and accretion	246	518
Change in loans held for sale, net	12,045	(14,289)
Provision for loan losses	18,839	37,879
Gains on sale of securities	(3,477)	(1,786)
Gains on sale of loans	(64)	(172)
Losses on sale and write-downs of other real estate owned	3,862	1,129
Losses (gains) on disposition of fixed assets	(34)	6
Change in interest receivable	1,057	808
Change in interest payable	269	(230)
Change in prepaid expenses	2,212	634
Change in accrued taxes	21,202	(11,173)
Change in other assets	394	806
Change in other liabilities	(85)	(510)

Net cash provided by (used in) operating activities	$42,709	$(3,211)

Supplemental disclosures of non-cash investing activities:
Fair value adjustment to available for sale securities	$3,626	$839
Transfer of loans to other real estate owned	3,840	21,542
Transfer from loans to loans available for sale	1,005	0
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
NOTE B — RECENT ACCOUNTING STANDARDS
Accounting Standards Update No. 2010-6, Topic 820 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“ASU 2010-6”)
ASU 2010-6 amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. ASU 2010-6 provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activities on a gross basis which will be effective for fiscal years beginning after December 15, 2010. We adopted the new disclosure requirements for level 2 transfers and the adoption of level 3 requirements will not have any impact on our financial position or results of operations.

Loan Modification
In April 2010, the FASB issued an update affecting accounting for loan modifications for those loans that are acquired with deteriorated credit quality and are accounted for on a pool basis. It clarifies that the modifications of such loans do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. This update will not have any impact on our financial position or results of operations.
Derivatives and Hedging
In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact to our financial position or results of operations.
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

NOTE D — BASIC AND DILUTED LOSS PER COMMON SHARE
Equivalent shares of 1,139,623 and 1,745,245 related to stock options, stock settled appreciation rights and warrants for the periods ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Basic:
Net loss available to common shareholders	$(14,733)	$(63,937)	$(17,234)	$(69,634)
Average shares outstanding	60,020,561	19,088,759	59,436,437	19,079,151

Basic EPS	$(0.25)	$(3.35)	$(0.29)	$(3.65)

Diluted:
Net loss available to common shareholders	$(14,733)	$(63,937)	$(17,234)	$(69,634)
Average shares outstanding	60,020,561	19,088,759	59,436,437	19,079,151

Diluted EPS	$(0.25)	$(3.35)	$(0.29)	$(3.65)

NOTE E — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE
In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at June 30, 2010 and 2009 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Available for sale securities (3)	$384,449	$—	$384,449	$—
Loans held for sale	7,372	—	7,372	—
Loans (1)	55,824	—	8,968	46,856
Other real estate owned (2)	19,018	—	448	18,570
Long-lived assets held for sale (2)	1,676	—	1,676	—

June 30, 2009
Available for sale securities (3)	$337,746	$—	$337,746	$—
Loans held for sale	16,454	—	16,454	—
Loans (1)	52,464	—	4,556	47,908
Other real estate owned (2)	23,259	—	23,259	—
Long-lived assets held for sale (2)	—	—	—	—

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
During the first six months of 2010 transfers into and out of level 2 fair value for available for sale securities consisted of investment purchases, sales, maturities and principal repayments.
For loans classified as level 2 the transfers in totaled $5.3 million consisting of loans that became impaired during the first six months of 2010. Transfers out consisted of valuation write-downs of $266,000, foreclosures of $358,000 migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaling $188,000. No sales were recorded.
For OREO classified as level 2 during the first six months of 2010 transfers out totaled $2,819,000 consisting of valuation write-downs of $116,000 and sales of $2,703,000 and transfers in consisted of foreclosed loans totaling $429,000.

The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of June 30, 2010:

	June 30, 2010
	Carrying
(Dollars in thousands)	Value	Fair Value
Financial Assets
Cash and cash equivalents	$312,285	$312,285
Securities	393,781	394,063
Loans, net	1,260,319	1,287,176
Loans held for sale	7,372	7,372

Financial Liabilities
Deposit liabilities	1,715,894	1,725,565
Borrowings	125,310	129,390
Subordinated debt	53,610	17,200
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2010:
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
NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES
At June 30, 2010 and 2009, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	2010		2009
	Recorded	Valuation	Recorded	Valuation
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Impaired loans without an allowance	$43,771	$0	$80,828	$0
Impaired loans with an allowance	113,590	10,291	62,103	9,639

	$157,361	$10,291	$142,931	$9,639

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2010 and 2009, accruing TDRs totaled $64.9 million and $14.8 million, respectively.
The valuation allowance is included in the allowance for loan losses. Impaired loans were measured for impairment based on the value of underlying collateral as well as the collection of future cash flows.
Interest payments received on impaired loans are recorded as interest income, unless the collection of the remaining recorded investment is doubtful at that time, in which case, payments received are recorded as reductions to principal.
Nonaccrual loans and accruing loans past due 90 days or more were $90,885,000 and $78,000, respectively, at June 30, 2010 and $126,758,000 and $1,383,000, respectively, at June 30, 2009.
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

The Company has evaluated events from the date of the condensed consolidated financial statements on June 30, 2010 through the issuance of those condensed consolidated financial statements included in this Quarterly Report on Form 10-Q on August 9, 2010. No material events were identified requiring recognition and/or disclosure in the condensed consolidated financial statements.
NOTE H: EQUITY CAPITAL
A stock offering was completed during April of 2010 adding $50 million of Series B Mandatorily Convertible Noncumulative Nonvoting Preferred Stock (“Series B Preferred Stock”) as permanent capital, resulting in approximately $47.3 million in additional Tier 1 risk-based equity, net of issuance costs. The shares of Series B Preferred Stock were mandatorily convertible into common shares five days subsequent to shareholder approval, which was granted at the Company’s annual meeting on June 22, 2010 (see Part II., Item 4, Submission of Matters to a Vote of Security Holders contained in this Report).
The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At June 30, 2010, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.
Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.
NOTE I: LETTERS OF CREDIT
During the first quarter of 2010, the Company’s banking subsidiary reduced by $33.0 million the letters of credit issued by the Federal Home Loan Bank (“FHLB”) used to satisfy a pledging requirement. Letters of credit outstanding with the FHLB sum to $43.0 million at June 30, 2010. The letters of credit have a term of one year with an annual fee equivalent to 5 basis points, or $21,500, amortized over the one year term of the letters. No interest cost is associated with the letters of credit.

NOTE J: SECURITIES
The amortized cost and fair value of securities available for sale and held for investment at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$5,294	$18	$—	$5,312
Mortgage-backed securities of Government Sponsored Entities	65,338	1,022	(28)	66,332
Collateralized mortgage obligations of Government Sponsored Entities	233,196	6,294	(55)	239,435
Private collateralized mortgage obligations	69,056	1,146	(1,592)	68,610
Obligations of state and political subdivisions	1,638	91	—	1,729
Other	3,031	—	—	3,031

	$377,553	$8,571	$(1,675)	$384,449

SECURITIES HELD FOR INVESTMENT
Private collateralized mortgage obligations	$5,364	$189	$—	$5,553
Obligations of state and political subdivisions	3,968	95	(2)	4,061

	$9,332	$284	$(2)	$9,614

	December 31, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,689	$2	$(3)	$3,688
Mortgage-backed securities of Government Sponsored Entities	60,154	719	(325)	60,548
Collateralized mortgage obligations of Government Sponsored Entities	250,762	5,219	(733)	255,248
Private collateralized mortgage obligations	70,719	569	(2,220)	69,068
Obligations of state and political subdivisions	2,021	49	(7)	2,063
Other	3,033	—	—	3,033

	$390,378	$6,558	$(3,288)	$393,648

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$288	$1	$—	$289
Private collateralized mortgage obligations	12,565	73	(1)	12,637
Obligations of state and political subdivisions	4,234	55	(5)	4,284

	$17,087	$129	$(6)	$17,210

Sales of securities for the six month period ended June 30, 2010, were $87,045,000 with gross gains of $3,477,000 and no losses. Proceeds from sales of securities available for sale for the six month period ended June 30, 2009, were $31,376,000 with gross gains of $1,786,000 and no losses.
Securities with a carrying value of $301,042,000 and $320,768,000 and a fair value of $301,052,000 and $320,775,000 at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, and other public and trust deposits.
The amortized cost and fair value of securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$—	$—	$3,596	$3,598
Due after one year through five years	1,672	1,690	1,698	1,714
Due after five years through ten years	2,296	2,371	1,388	1,471
Due after ten years	—	—	250	258

	3,968	4,061	6,932	7,041
Mortgage-backed securities of Government Sponsored Entities	—	—	65,338	66,332
Collateralized mortgage obligations of Government Sponsored Entities	—	—	233,196	239,435
Private collateralized mortgage obligations	5,364	5,553	69,056	68,610
No contractual maturity	—	—	3,031	3,031

	$9,332	$9,614	$377,553	$384,449

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of Government Sponsored Entities	$10,118	$(28)	$—	$—	$10,118	$(28)
Collateralized mortgage obligations of Government Sponsored Entities	22,676	(55)	—	—	22,676	(55)
Private collateralized mortgage obligations	21,292	(537)	15,433	(1,055)	36,725	(1,592)
Obligations of state and political subdivisions	—	—	303	(2)	303	(2)

Total temporarily impaired securities	$54,086	$(620)	$15,736	$(1,057)	$69,822	$(1,677)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$2,489	$(3)	$—	$—	$2,489	$(3)
Mortgage-backed securities of Government Sponsored Entities	32,519	(325)	—	—	32,519	(325)
Collateralized mortgage obligations of Government Sponsored Entities	57,438	(733)	—	—	57,438	(733)
Private collateralized mortgage obligations	18,211	(115)	18,498	(2,106)	36,709	(2,221)
Obligations of state and political subdivisions	—	—	1,542	(12)	1,542	(12)

Total temporarily impaired securities	$110,657	$(1,176)	$20,040	$(2,118)	$130,697	$(3,294)

The Company owned individual investment securities totaling $69.8 million with aggregate gross unrealized losses at June 30, 2010. Based on a review of each of the securities in the investment securities portfolio at June 30, 2010, the Company concluded that it expected to recover the amortized cost basis of its investment.
Approximately $1.6 million of the unrealized losses at June 30, 2010 pertain to private label securities secured by collateral originated in 2005 and prior with a fair value of $36.7 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.
At June 30, 2010, the Company also had $83,000 of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $32.8 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
The unrealized losses on debt securities issued by states and political subdivisions amounted to $2,000 at June 30, 2010. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cast basis of these securities.
As of June 30, 2010, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2010.
Included in other assets was $13.1 million at June 30, 2010 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2010, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $13.1 million of cost method investment securities.
NOTE K: INCOME TAXES
The tax benefit for the net loss for the first and second quarters of 2010 totaled $0.6 million and $5.3 million, respectively. A deferred tax valuation allowance was recorded in a like amount, and therefore there was no change in the carrying value of net deferred tax assets which are supported by tax planning strategies. Should the economy show improvement and the Company’s credit losses moderate in the future, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At June 30, 2010 the Company has approximately $41.1 million in its deferred tax valuation allowance related to its net operating loss carryforwards.

NOTE L — COMPREHENSIVE LOSS
At June 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net loss	$(13,796)	$(63,000)	$(15,360)	$(67,760)
Unrealized gains (losses) on securities available for sale (net of tax)	2,564	(994)	3,929	1,193
Net reclassification adjustment	(982)	(1,325)	(1,703)	(686)

Comprehensive loss	$(12,214)	$(65,319)	$(13,134)	$(67,253)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2010
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
EARNINGS SUMMARY
Net loss available to common shareholders for the second quarter of 2010 totaled $14,733,000 or $0.25 per average common diluted share, compared to first quarter 2010’s net loss of $2,501,000 or $0.04 per average common diluted share, and significantly improved when compared to losses in 2009 for the fourth, third, and second quarters of $39,086,000 or $0.73 per average common diluted share, $41,714,000 or $1.21 per average common diluted share, and $63,937,000 or $3.35 per average common diluted share, respectively. The better performance for 2010 reflects lower credit costs. Second quarter 2009’s result included a $49.8 million write-off of goodwill.
The net interest margin deteriorated slightly, decreasing 21 basis points during the second quarter of 2010 from the first quarter of 2010, and was 38 basis lower than for the second quarter of 2009. While the Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates, as well as, an improved mix of deposits, the impact of nonaccrual loans and a changing earning assets mix has been more than offsetting. The average cost of interest bearing liabilities was 8 basis points lower for the second quarter of 2010, compared to first quarter 2010, and was 13 basis points lower for the first quarter of 2010, compared to the fourth quarter of 2009, 12 basis points lower for the fourth quarter of 2009, compared to the third quarter of 2009, and 15 basis points lower for the third quarter of 2009, compared to second quarter 2009, a total reduction of 48 basis points over the last twelve months. The improved mix of deposits reflects the continued success of our retail deposit growth initiatives. Loans as a percentage of earning assets have declined, and lower yielding securities and interest bearing deposits have grown. As a result, the yield on earning assets declined 30 basis points during the second quarter of 2010, compared to the first quarter of 2010, and was 81 basis points lower than for the second quarter of 2009. Loan demand is expected to continue to be weak during 2010, and possibly into 2011, which may impede an improvement to the yield on earning assets.

Noninterest income totaled $4.6 million for the second quarter of 2010, compared to $4.6 million for the first quarter of 2010 and $4.8 million for the second quarter of 2009. Signs of improved stability in home prices and greater transaction volumes resulted in fee income from residential real estate production higher than first quarter 2010’s result. Revenue from wealth management services were $0.1 million lower and service charges on deposits were $0.1 million lower when compared to second quarter 2009 and were offset by improved results in debit card income for the second quarter of 2010. Consumer activity and spending has been adversely affected by economic conditions and directly affects many of the Company’s fee-based business activities. Service charges and fees derived from customer relationships increased as a result of more accounts and households as a result of the retail deposit growth strategy. Compared to the first quarter 2010 these revenues were up $80,000 or 5.8 percent in the second quarter 2010. Overdraft fees related to check card payments beginning in the third quarter may be impacted by a requirement that customers elect to opt in for overdraft protection to be available for these types of payments. The Company has historically derived approximately 43 percent of total overdraft fee income from these transactions.
Noninterest expenses decreased by $4.1 million versus first quarter 2010’s result and were $51.8 million lower when compared to the second quarter of 2009. Excluding the write-off of impaired goodwill in 2009, overhead was $2.0 million lower for the second quarter of 2010 when compared to the second quarter of 2009. Overhead related to salaries and wages, employee benefits, outsourced data processing costs, occupancy and furniture and equipment expenses, and marketing expenses have been relatively stable year over year. The decrease for both periods was primarily a result of losses on other real estate owned and other asset dispositions, decreasing by $3.7 million and $1.0 million over each of the periods compared, respectively, as well as, a decrease year over year in FDIC assessments of $1.0 million, reflecting the one-time assessment imposed by the FDIC in the second quarter a year ago.
Our provision for loan losses was higher than in the first quarter of 2010, but was $9.5 lower than for the second quarter of 2009, and resulted in a $16.7 million provision for loan losses for the second quarter of 2010 compared to $2.1 million and $26.2 million for the first quarter of 2010 and second quarter of 2009, respectively. A portion of the increase in net charge-offs during the second quarter of 2010 was related to the sale $23.5 million of nonperforming loans for net proceeds of $14.2 million of $9.3 million. Provisions for loans losses were much higher during 2009 as a result of higher net charge-offs and the Company increasing its allowance for loan losses to loans outstanding ratio to 3.23 percent at December 31, 2009, up 148 basis points from December 31, 2008. The allowance for loan losses to loans outstanding ratio at June 30, 2010 was 3.10 percent.
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

Allowance and Provision for Loan Losses
The information contained on pages 28-30 and 38-47 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.
Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale
At June 30, 2010, outstanding securities designated as available for sale totaled $384,449,000. The fair value of the available for sale portfolio at June 30, 2010 was more than historical amortized cost, producing net unrealized gains of $6,896,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2010 and 2009. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.
The credit quality of the Company’s securities holdings currently is investment grade. Any securities rated below investment grade are tested for other than temporary impairment, or “OTTI”. The Company’s investment securities, except for approximately $5.7 million of securities issued by states and their political subdivisions, as of June 30, 2010, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $311.1 million, or 81 percent of the total available for sale portfolio. The remainder of the portfolio primarily consists of private label securities secured by collateral originated in 2005 or prior with amortized loan to values below 70%, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.
These investments are reviewed quarterly for other than temporary impairment, by considering the following primary factors: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted. Based on our internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC 820. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

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
The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $7.1 million as of June 30, 2010, the same as at year-end 2009. The FHLB had eliminated its dividend for the first quarter of 2009 but has since reinstated dividends. The FHLB also instituted quarterly rather than daily repurchases of FHLB activity-based stock in February 2009. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at June 30, 2010 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.
Realization of Deferred Tax Assets
At June 30, 2010, the Company has net deferred tax assets of $17.4 million which are supported by tax planning strategies that could produce gains from transactions involving bank premises, investments, and other items that could be implemented during the NOL carry forward period.
As a result of the losses incurred in 2008 and 2009, the Company was and is in a three-year cumulative pretax loss position. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a DTA from a forecast of future taxable income. The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time, given the uncertain economic conditions. Therefore, the Company has recorded deferred tax valuation allowances for its net operating loss carryforwards totaling approximately $41 million at June 30, 2010. Should the economy show signs of improvement and our credit costs continue to moderate, management anticipates that increased reliance on its forecast of future taxable earnings would result in tax benefits as the recording of valuation allowances would no longer be necessary.

Contingent Liabilities
The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims. At June 30, 2010 and 2009, the Company had no significant accruals for contingent liabilities.
RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the second quarter of 2010 totaled $16,286,000, decreasing from 2010’s first quarter by $1,002,000 or 5.8 percent, and lower than second quarter 2009’s result by $2,701,000 or 14.2 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Second quarter 2009	$18,987	3.65
Third quarter 2009	19,101	3.74
Fourth quarter 2009	17,518	3.37
First quarter 2010	17,288	3.48
Second quarter 2010	16,286	3.27
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

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2009	2009	2009
	(Dollars in thousands)
Non-taxable interest income	$135	$148	$145	$105	$135
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,286	$17,288	$17,518	$19,101	$18,987
Total net interest income (not TE)	16,217	17,213	17,444	19,051	18,920
Net interest margin (TE)	3.27%	3.48%	3.37%	3.74%	3.65%
Net interest margin (not TE)	3.25	3.46	3.35	3.73	3.64

Net interest margin on a tax equivalent basis declined 21 basis points to 3.27 percent for the second quarter of 2010 compared to the first quarter of 2010, and was lower by 38 basis points year over year. Increased nonaccrual loans and changes in the earnings assets mix have been the primary forces that have adversely affected our net interest income and net interest margin when comparing results for 2010 and 2009 to 2008 and prior periods.
The earning asset mix changed year over year impacting net interest income. For the second quarter of 2010, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 67.3 percent, compared to 78.2 percent a year ago. Average securities as a percent of average earning assets increased from 17.4 percent a year ago to 19.5 percent during the second quarter of 2010 and interest bearing deposits and other investments increased to 13.2 percent from 4.4 percent in 2009. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with commercial real estate volumes representing 48.8 percent of total loans at June 30, 2010 (compared to 52.8 percent at June 30, 2009). This reflects our reduced exposure to commercial construction and land development loans on residential and commercial properties, which declined by $64.2 million and $128.0 million, respectively, from June 30, 2009 to June 30, 2010. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 42.7 percent of total loans at June 30, 2010 (versus 38.3 percent a year ago) (see “Loan Portfolio”). It is expected that these trends in earning asset mix will continue throughout 2010 when compared to prior periods.
The yield on earning assets for the second quarter of 2010 was 4.22 percent, 81 basis points lower than for 2009 in the second quarter, a reflection of the lower interest rate environment and earning asset mix. The Federal Reserve has indicated its intent to continue rates at their historical lows for an extended period. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd	1st	4th	3rd	2nd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2009	2009	2009
Yield	4.22%	4.52%	4.51%	4.98%	5.03%
The yield on loans declined 14 basis points to 5.19 percent over the last twelve months for the same reasons noted above. Nonaccrual loans totaling $90.9 million or 7.0 percent of total loans at June 30, 2010, versus $126.8 million or 8.0 percent of total loans a year ago, have reduced the yield on our loan portfolio. The yield on investment securities was lower as well, decreasing 140 basis points year over year to 3.46 percent for the second quarter of 2010, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. The dilution in yield on investment securities has been more severe over the past three quarters, with the decline of 140 basis points for the second quarter of 2010 year over year, comparing to a decline of 78 basis points for first quarter 2010 year over year, and a decline of 69 basis points for the fourth quarter of 2009 year over year, versus 6 basis points for the third quarter of 2009 and 22 basis points for second quarter 2009 year over year. Interest bearing deposits and other investments yielded 0.41 percent for the second quarter of 2010, close to second quarter 2009’s yield of 0.47 percent. The Company has approximately $200 million of excess cash liquidity it can invest in securities or loans at higher yields when management deems it appropriate.

Average earning assets for the second quarter of 2010 decreased $64.5 million or 3.1 percent compared to 2009’s second quarter. Average loan balances decreased $270.4 million or 16.6 percent to $1,361.3 million, while average investment securities were $30.6 million or 8.4 percent higher totaling $394.2 million and average interest bearing deposits and other investments increased $175.2 million or 190.1 percent to $267.4 million. The decline in average earning assets is consistent with reduced funding as a result of a planned reduction of brokered deposits (only $19.8 remain outstanding at June 30, 2010), the maturity of a $15.0 million advance from the FHLB in November 2009, and lower sweep repurchase arrangements (declining $26.5 million from second quarter a year ago, principally in public funds as a result of lower tax receipts).
Commercial and commercial real estate loan production for the first six months of 2010 totaled $5 million, compared to production for all of 2009 of $14 million. In comparison, commercial and commercial real estate loan production for 2008 totaled $117 million. Period-end total loans outstanding have declined by $283.7 million or 17.9 percent since June 30, 2009, and declined similarly during second quarter 2009 year over year, by $224.4 million or 12.4 percent. Loan demand remains weak. Economic conditions in the markets the Company serves are expected to continue to be challenging, and although we continue to make loans generally, these conditions are expected to have a negative impact on loan growth during 2010, but possibly to a lessened degree if the consensus opinion that conditions will improve in late 2010 is realized. At June 30, 2010 the Company’s total commercial and commercial real estate loan pipeline was $14 million, versus $47 million at December 31, 2009 and $72 million at June 30, 2009.
A total of 37 and 28 applications were received seeking restructured residential mortgages during the first and second quarters of 2010, respectively, compared to 93, 102, 73 and 48 in the first, second, third and fourth quarters of 2009, respectively. The Company continues to lend, and we have expanded our mortgage loan originations and seek to expand loans to small businesses in 2010. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to remain a challenge.
Closed residential mortgage loan production for the first and second quarters of 2010 totaled $33 million in each quarter, of which $22 million and $24 million was sold servicing-released, respectively. In comparison, $36 million in residential loans were produced in the fourth quarter of 2009, of which $19 million was sold servicing-released $28 million in residential loans were produced in the third quarter of 2009, all of it sold servicing released, $43 million in residential loans were produced in the second quarter of 2009, of which $24 million was sold servicing-released, and $38 million in residential loans were produced in the first quarter of 2009, with $20 million sold servicing-released. Applications for residential mortgages totaled $107 million during the first six months of 2010, compared to $163 million a year ago for the first six months of 2009. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft in 2010.

During the first and second quarters of 2010, proceeds from the sale of mortgage backed securities totaling $59.2 million and $27.9 million, respectively, included securities gains of $2,100,000 and $1,377,000, respectively. Because of historically tight spreads it was believed these securities had minimal opportunity to further increase in value. During the second quarter of 2010 maturities (primarily pay-downs) totaled $33.2 million and securities portfolio purchases totaled $74.7 million. In comparison, during the first quarter of 2010 maturities (entirely pay-downs) totaled $35.2 million and securities portfolio purchases totaled $56.8 million. Purchases in 2010 were conducted principally to reinvest funds from maturities and the sale of the mortgage backed securities. In comparison, during the second quarter of 2009, two mortgage backed securities were sold, providing proceeds of $31.4 million and gains totaling $1,786,000, maturities (principally pay-downs and one large maturity of $20 million) totaled $47.4 million and securities portfolio purchases totaled $64.2 million. In comparison, during the first quarter of 2009 maturities (entirely pay-downs) totaled $10.5 million and securities portfolio purchases totaled $36.0 million.
The cost of average interest-bearing liabilities in the second quarter of 2010 decreased 8 basis points to 1.17 percent from first quarter 2010 and was 48 basis points lower than for the second quarter of 2009, reflecting the lower interest rate environment. The following table details the cost of average interest bearing liabilities for the past five quarters:

	2nd	1st	4th	3rd	2nd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2009	2009	2009
Rate	1.17%	1.25%	1.38%	1.50%	1.65%
During 2010, the Company’s retail core deposit focus continues to produce strong growth in core deposit customer relationships when compared to prior year results, and resulted in increased balances which offset most of the planned certificate of deposit runoff during the first and second quarters of 2010. A total of 1,939 new households were added during the second quarter of 2010, up from 1,900 in the first quarter 2010 and 1,600 new households in the second quarter of 2009. The improved deposit mix and lower rates paid on interest bearing deposits during 2010 (and last several quarters) reduced the overall cost of interest bearing deposits to 1.12 percent, 55 basis points lower than a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 60.6 percent of total average interest bearing deposits for the second quarter of 2010, an improvement compared to the average of 54.2 percent a year ago. The average rate for lower cost interest bearing deposits for the second quarter of 2010 was 0.56 percent, down by 15 basis points from 2009’s rate. CD rates paid were also lower compared to 2009, lower by 81 basis points and averaging 1.99 percent for second quarter 2010. Average CDs (the highest cost component of interest bearing deposits) were 39.4 percent of interest bearing deposits for second quarter 2010, compared to 45.8 percent for 2009.

Average deposits totaled $1,738.9 million during the second quarter of 2010, and were $34.2 million lower compared to 2009, due primarily to a planned reduction of brokered deposits. Total average sweep repurchase agreements for second quarter 2010 were $50.0 million lower versus a year ago, a result of public fund customers maintaining larger balances in repurchase agreements during the second quarter of 2009. Average aggregate amounts for NOW, savings and money market balances increased $75.8 million or 9.4 percent to $884.3 million for the second quarter of 2010 compared to 2009, noninterest bearing deposits decreased $1.8 million or 0.6 percent to $280.0 million, and average CDs decreased by $108.3 million or 15.9 percent to $574.7 million. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. Average deposits in the Certificate of Deposit Registry program (“CDARs”) that began in mid-2008 that allow customers to have CDs safely insured beyond the FDIC deposit insurance limits, have declined $7.3 million from a year ago to $8.3 million for the second quarter 2010. The higher balance during the second quarter of 2009 reflects the deposit retention efforts that occurred during the financial market disruption a year ago and emphasis on safety at that time. The CDARs product continues to be a favored offering for homeowners’ associations concerned with FDIC insurance coverage.
FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor based on recent legislation passed by Congress. The increase had been temporarily in place since October 14, 2008 and was set to expire on December 31, 2013. Under the FDIC’s Temporary Liquidity Guarantee, or “TLG”, program, the entire amount in any eligible noninterest bearing transaction deposit account is guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. Seacoast National is participating in the TLG program to offer the best possible FDIC coverage to its customers. The TLG program expires December 31, 2010.
Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $50.0 million or 36.5 percent from the second quarter of 2009 and were lower by $16.8 million or 16.2 percent compared to first quarter 2010. Public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year, with balances typically peaking during the fourth and first quarters each year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. Other than the maturity of a $15.0 million FHLB advance in November 2009, no other changes have occurred to other borrowings since year-end 2007.
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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310 as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450. For the first and second quarter of 2010, the provision for loan losses was $2.1 million and $16.7 million, respectively, substantially lower than provisioning in 2009 for the first, second, third and fourth quarters of $11.7 million, $26.2 million, $45.4 million and $41.5 million, respectively. The provision for loan losses for the first and second quarter of 2010 was $1.4 million and $3.4 million less than net charge-offs, respectively, which totaled $3.5 million or 1.03 percent (annualized) of average total loans and $20.2 million or 5.95 percent of average total loans for each quarter, respectively. Delinquency trends show continued stability (see “Nonperforming Assets”).
Net charge-offs during 2008 and 2009 were higher than in prior years due to higher losses in the commercial construction and land development portfolio secured by residential land. The higher charge-offs reflected collateral property valuations declining and the Company reducing its commercial real estate (“CRE”) loan concentrations by selling $43.9 million of loans which accounted for $20.6 million of total net charge-offs during 2009. During 2010, the Company has sold $23.5 million of loans which accounted for $9.3 million of total net charge-offs. With timely and more aggressive collection efforts, loan sales, and charge-offs, the Company’s residential construction and land development loans have been reduced to $32.5 million or 2.5 percent of total loans at June 30, 2010 (see “Loan Portfolio”), down from approximately $96.7 million or 6.1 percent of total loans at June 30, 2009. Total CRE loans declined 24.2 percent from $836.3 million at June 30, 2009 to $634.1 million at June 30, 2010. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding (as defined in the guidance) represented 219 percent of total risk based capital at June 30, 2010. These remaining lending relationships are monitored and the value of the underlying real estate is evaluated using current appraisals, and where appropriate, discounted cash flow analysis using estimated holding periods and prospective future sales values discounted at rates that we believe appropriate.
The Company has also reduced its concentrations of large individual loan relationships over the periods compared. The following table details the Company’s reduced exposure to large residential construction and land development loans over the past five quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining almost 77 percent from $44.0 million at June 30, 2009 to $10.2 million at June 30, 2010. All of the remaining $10.2 million in loans greater than $4 million are classified as nonperforming, and of the $22.3 million in loans less than $4 million, $6.0 million or 27 percent are nonperforming.

QUARTERLY TRENDS — LOANS AT END OF PERIOD
(Dollars in Millions)

							2010
		2009			2010		Nonperforming
		2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	2nd Qtr	No.
Residential Construction and Land Development Condominiums	>$4 mil	$7.9	$5.3	$—	$—	$—	$—	—
	<$4 mil	8.8	3.7	6.1	0.9	0.9	0.9	1
Town homes	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	2.3	—	—	—	—	—	—
Single Family Residences	>$4 mil	6.5	—	—	—	—	—	—
	<$4 mil	10.3	7.1	4.1	3.9	3.6	0.3	4
Single Family Land & Lots	>$4 mil	21.8	5.9	5.9	5.9	5.9	5.9	1
	<$4 mil	21.5	19.5	16.6	15.7	9.6	1.9	13
Multifamily	>$4 mil	7.8	6.6	6.6	6.6	4.3	4.3	1
	<$4 mil	9.8	9.5	8.3	8.1	8.2	2.9	4

TOTAL	>$4 mil	44.0	17.8	12.5	12.5	10.2	10.2	2
TOTAL	<$4 mil	52.7	39.8	35.1	28.6	22.3	6.0	22

GRAND TOTAL		$96.7	$57.6	$47.6	$41.1	$32.5	$16.2	24

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
The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing 10-year loans for home improvements) totaled $79.0 million and home equity lines totaled $58.8 million at June 30, 2010, compared to $83.8 million and $60.1 million at June 30, 2009. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines using solely credit scoring, and therefore believes this portfolio of loans, primarily to customers with other relationships to Seacoast National, will perform better than portfolios of peers. Charge-off ratios have been better than those nationally and for Florida during 2010 and 2009. Net charge-offs for the six months ended 2010 totaled $509,000 for home equity lines, compared to $2,782,000 for all of 2009, and home equity lines past due 90 days or more and nonaccrual lines were $414,000 and $19,000 at June 30, 2010 and 2009, respectively. Other Florida peer banks have experienced higher losses for their home equity lines.
Since year-end 2009, nonaccrual loans declined by $7.0 million to $90.9 million at June 30, 2010, and were $35.9 million lower than at June 30, 2009 (see “Nonperforming Assets”). Loans have declined $96.9 million or 6.9 percent since year-end 2009 and have declined $283.7 million or 17.9 percent since June 30, 2009 (see “Loan Portfolio”). For the remainder of 2010, the Company’s loan portfolio is expected to experience further declines, but to a lesser degree than 2009.

NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $4,601,000 for the second quarter of 2010, $204,000 or 4.2 percent lower than the second quarter of 2009 and $41,000 or 0.9 percent higher than the first quarter of 2010. Noninterest income accounted for 22.1 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the second quarter of 2010 compared to 20.3 percent a year ago. Noninterest income for the second and first quarters of 2010, and the second quarter of 2009 is detailed as follows:

	2nd Qtr	1st Qtr	2nd Qtr
(Dollars in thousands)	2010	2010	2009
Service charges on deposits	$1,452	$1,372	$1,562
Trust income	491	476	480
Mortgage banking fees	464	421	488
Brokerage commissions and fees	257	286	388
Marine finance fees	310	339	331
Debit card income	822	717	673
Other deposit-based EFT fees	82	93	85
Merchant income	413	465	448
Other income	310	391	350

Total	$4,601	$4,560	$4,805

For the second quarter of 2010, revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year, by $120,000 or 13.8 percent, and were lower than the first quarter of 2010 by $14,000 or 1.8 percent. Included in the $120,000 decrease, trust revenue was higher by $11,000 or 2.3 percent and brokerage commissions and fees were lower by $131,000 or 33.8 percent. Included in the $131,000 decline in brokerage commissions and fees was a decline of $100,000 in revenue from insurance annuity sales year over year, reflecting the lower interest rate environment. Also declining were mutual fund and brokerage fees, declining $9,000 and $18,000, respectively, year over year. Lower estate and trust agency fees, decreasing $13,000 and $9,000, respectively, were more than offset by increases in testamentary, intervivos, and agency fees of $11,000, $17,000 and $6,000, respectively, from second quarter 2009’s results. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. The Company completed a new strategic plan for wealth management services in 2009 and is implementing it in 2010. It is expected that fees from wealth management will improve as the year progresses. For the six months ended June 30, 2010, income from the company’s wealth management services was $297,000 or 16.4 percent lower compared to 2009.
Service charges on deposits for the second quarter of 2010 were $110,000 or 7.0 percent lower year over year versus second quarter 2009, and were $80,000 or 5.8 percent higher than service charges for the first quarter of 2010. Overdraft income was the primary cause, as this declined $76,000 in 2010 compared to second quarter 2009 but was $80,000 higher compared to first quarter 2010. Overdraft fees represented approximately 76 percent of total service charges on deposits for the second quarter of 2010, comparable with the average for all of 2009 and 74 percent for the first quarter of 2010. Growth rates for remaining service charge fees on deposits have been nominal or declining, as the trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining higher deposit balances. Beginning July 1, 2010 all financial institutions must adopt procedures which may have a negative impact on overdraft fee income. The Company estimates that approximately 43% or $1.7 million of overdraft fee income related to the changed procedures will be impacted which could reduce fee income. The Company has a plan which it believes will reduce the impact, but believes overdraft fee income will be reduced. Year-to-date service charges on deposits for 2010 decreased $323,000 or 10.3 percent year over year to $2,824,000.

For second quarter 2010, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National decreased $21,000 or 6.3 percent compared to second quarter 2009, and compared to first quarter 2010 were lower by $29,000 or 8.6 percent. The Seacoast Marine Division originated $25 million and $17 million in loans during the first and second quarters of 2010, respectively, compared to $20 million in loans originated in the first and second quarters of 2009, $15 million during the third quarter of 2009, and $15 million during the fourth quarter of 2009 (a total of $70 million for the total year 2009). These production levels are significantly lower than loan production of $143 million and $186 million during 2008 and 2007, respectively, and are reflective of the economic downturn. Of the loans originated during the first and second quarters of 2010, $20 million and $17 million were sold (88.1 percent of year-to-date production). This compares to sales as a percentage of production of 97.1 percent, 99.3 percent, and 86.0 percent for all of 2009, 2008 and 2007, respectively. As economic conditions deteriorated over 2008, attendance at boat shows by consumers, manufacturers, and marine retailers was lower than in prior years, and as a result marine sales and loan volumes were lower and are expected to continue to be lower in 2010. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.
Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the second quarter of 2010, debit card income increased $149,000 or 22.1 percent from 2009’s second quarter, and was $105,000 or 14.6 percent higher than first quarter 2010’s income. Other deposit-based electronic funds transfer (“EFT”) income decreased nominally, by $3,000 for second quarter 2010 compared to second quarter 2009, and decreased $11,000 compared to first quarter 2010’s revenue. Debit card and other deposit-based EFT revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.
Merchant income was $35,000 or 7.8 percent lower for second quarter 2010, compared to one year earlier, and was $52,000 or 11.2 percent lower when compared to the first quarter of 2010. Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with Seacoast National. Over the past few years, expansion into new markets favorably impacted our merchant income, but continued economic weakness and related effects on consumer spending have more than offset our geographic expansion. Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity. For the first six months of 2010, merchant income was $106,000 or 10.8 percent lower than a year ago.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the second quarter of 2010 decreased $24,000 or 4.9 percent from second quarter 2009, but were $43,000 higher than first quarter 2010’s result. Mortgage banking revenue as a component of overall noninterest income was 10.1 percent for the second quarter of 2010, improving from 9.2 percent for the first quarter of 2010 and all of 2009. Sales of residential loans for the second quarter of 2010 totaled $24 million, increasing from $22 million in the first quarter of 2010. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of new and used home sales. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company had more opportunities in markets it serves during 2009 and hopes to continue to take advantage in 2010 of tighter credit and reduced capital limiting the ability of some of our competitors. The Company also began offering FHA loans during the second quarter of 2009, a product previously not offered.
Other income for the second quarter of 2010 decreased $40,000 or 11.4 percent compared to a year ago. Operating income from an investment in a limited partnership formed under the auspices of the Community Reinvestment Act declined year over year by $19,000, and most other line items in other income were slightly lower, including check charges (down $11,000), wire transfer fees (down $3,000), and miscellaneous other fees.
NONINTEREST EXPENSES
When compared to second quarter 2009, total noninterest expenses for the second quarter of 2010 decreased by $51,818,000 or 72.9 percent to $19,220,000. The primary cause for the decrease was an impairment charge for goodwill of $49,813,000 recorded in the second quarter a year ago. In addition, net losses on other real estate owned (OREO) and other asset dispositions, decreased by $1,025,000 from $1,440,000 for the second quarter of 2009 and FDIC insurance assessments were lower by $987,000 from $2,026,000 a year ago. The FDIC imposed a one-time assessment in the second quarter of 2009 that totaled $976,000. For the first six months ended June 30, 2010, excluding the impairment write-down of goodwill, noninterest expenses were $2,029,000 or 5.0 percent higher versus a year ago, totaling $42,589,000. The primary cause for this increase over 2009 was higher net losses on OREO and other asset dispositions of $3,571,000 recorded in the first quarter of 2010, which together with second quarter 2010’s decrease in losses year over year of $1,025,000 summed to a $2,546,000 increase for the six month period in this expense item.
Noninterest expenses for 2010 have been in line with our expectations. Salaries, wages and benefits were $303,000 or 3.6 percent lower for second quarter 2010 compared to the same period in 2009. The elimination of bonus compensation for most positions and profit sharing contributions for all associates, reductions in matching contributions associated with salary savings plans, job eliminations, and branch consolidation(s), as well as the freezing of executive salaries, and reduced salary increases for other associates remain in place, thereby containing salary and wage costs. Cost reductions were also achieved in communication costs, occupancy, and furniture and equipment expenses, all of which declined when comparing the second quarter of 2010 to 2009 for the same period.

Salaries and wages for the second quarter of 2010 increased nominally to $6,776,000 compared to the prior year’s second quarter. For the first six months of 2010, salaries and wages were $411,000 or 3.0 percent lower. Severance during the second quarter was $47,000 higher in 2010 than a year ago, but was $190,000 lower for the six months ended June 30, 2010 versus 2009. Savings from the branch closures in 2009 and lower commission payments due to lower revenues generated from wealth management and weak lending production were the primary causes of the decrease in 2010 compared to 2009. As noted in prior management discussions, the Company has eliminated incentive payouts for senior officers and limited 401K contributions by the Company, cost savings that will remain in effect until the Company produces meaningful earnings improvements. Base salaries were 5.9 percent lower year over year for the second quarter, with full-time equivalent employees (“FTEs”) totaling 422 at June 30, 2010, compared to 420 FTEs at June 30, 2009.
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
Employee benefits costs decreased by $318,000 or 18.3 percent to $1,419,000 from the second quarter of 2009, and were $322,000 or 9.2 percent lower for the first half of 2010 compared to a year ago. The Company recognized lower claims experience in the second quarter of 2010 for its self-funded health care plan compared to 2009, a decrease of $295,000 versus the second quarter a year ago. In addition, 401K costs were $28,000 lower for the same period. Partially offsetting, unemployment compensation costs were $10,000 higher year over year for the second quarter of 2010 due to the state of Florida increasing rates to replenish funding pools for compensation disbursements.
Outsourced data processing costs totaled $1,852,000 for the second quarter of 2010, a decrease of $24,000 from the first quarter of 2010, but higher than the second quarter a year ago, by $46,000 or 2.5 percent. Year-to-date, outsourced data processing costs for 2010 increased slightly, by 0.8 percent. Seacoast National utilizes third parties for its core data processing systems and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed. Merchant income and merchant services processing costs were lower year over year, with fewer transactions occurring at local businesses reflecting the poor economy (see “Noninterest Income”). Merchant services processing expenses were $40,000 lower than a year ago for the second quarter of 2009. More than offsetting, core data processing and check card processing costs were $70,000 and $25,000 higher for the second quarter of 2010, versus a year ago. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.
Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, decreased by $57,000 or 12.4 percent to $402,000 for the second quarter of 2010 when compared to 2009, and for the six months ended June 30, 2010 were $142,000 or 15.1 percent lower than a year ago. Improved systems and monitoring of services utilized as well as reducing the number telephone lines (in part due to our branch consolidations) has reduced our communication costs, and these costs should continue to be lower prospectively when compared to prior year.

Total occupancy, furniture and equipment expenses for the second quarter of 2010 decreased $239,000 or 8.7 percent to $2,496,000, year over year, versus the same period in 2009. For the six months ended June 30, 2010, these costs were 8.9 percent lower as well. Included in the $239,000 decrease during the second quarter of 2010 were lease payments for bank premises decreasing $77,000, and lower depreciation, utility costs (power, lights and water) and losses/ write-downs for fixed assets, declining $103,000, $51,000 and $62,000, respectively. Repair and maintenance costs were partially offsetting, higher by $61,000 during the second quarter of 2010, compared to 2009’s second quarter.
For the second quarter of 2010, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $492,000 or 116.9 percent to $913,000 when compared to second quarter 2009. Year-to-date for 2010, marketing expense is $660,000 or 72.6 percent greater than a year ago. Television and radio advertising, direct mail activities, and sales promotions increased the most during the second quarter of 2010 versus a year ago, by $203,000, $139,000 and $92,000, respectively. Also contributing but to a lesser degree, agency production, donations, and public relations expenses were higher by $28,000, $15,000 and $56,000, respectively, during the second quarter of 2010, compared to 2009. Printing costs for advertising materials were partially offsetting, decreasing $36,000 compared to the second quarter of 2009. A focused campaign in our markets targeting the customers of competing financial institutions in our markets and promoting our brand has been underway, thereby causing the increases indicated.
Legal and professional fees decreased nominally (by $1,000) to $1,602,000 for the second quarter of 2010, compared to a year ago for 2009, but were $708,000 or 23.6 percent greater for the six month period ended June 30, 2010, versus last year. Legal fees were $377,000 lower for the second quarter of 2010 year over year, primarily due to lower problem assets. Compared to second quarter 2009, regulatory examination fees and CPA fees on an aggregate basis were $65,000 higher for 2010, and professional fees were $312,000 higher reflecting ongoing strategic planning assistance. Professional fees have generally been higher during this period of increased regulatory compliance. The Company also uses the consulting services of a former bank regulator who also serves as a director of Seacoast National to assist it with its compliance with the formal agreement and regulatory examinations. For the six months ended June 30, 2010 and 2009, Seacoast National paid $301,000 and $245,000, respectively, for these services. We expect legal fees will continue to be lower for 2010 as a result of fewer new nonperforming loans.
The FDIC assessment for second quarter 2010 totaled $1,039,000 and for the first quarter of 2010 totaled $1,006,000. FDIC assessments for the first, second, third and fourth quarters of 2009 totaled $877,000, $2,026,000, $1,007,000 and $1,042,000, respectively. The second quarter 2009 assessment included a special assessment of $976,000, based upon 5 basis points of total assets less Tier 1 risk-based capital. In addition, on April 1, 2009 a higher base assessment went into effect as well as the FDIC’s implementation of a more complex risk-based formula to calculate assessments. The FDIC also mandated the prepayment of assessments for the next three years plus fourth quarter 2009’s assessment that was remitted on December 30, 2009. The amount of the prepayment totaled $14.8 million. The Company anticipates that FDIC insurance costs are likely to remain elevated, with assessments possibly increasing even more depending on the severity of bank failures and their impact to the FDIC’s Deposit Insurance Fund.

Net losses on other real estate owned and other asset dispositions totaled $4,073,000 and $415,000 for the first and second quarters of 2010, respectively, compared to $502,000 and $1,440,000 for the same periods in 2009. These costs moderated somewhat during the second quarter of 2010; however, costs associated with the management of other real estate owned and other repossessed assets will likely continue to be higher in 2010 as problem assets migrate toward liquidation.
Other noninterest expenses increased $137,000 or 7.1 percent to $2,060,000 when comparing the second quarter of 2010 to the same quarter a year ago. Increasing year over year for the second quarter of 2010 were employee placement fees (up $35,000, principally headhunter fees), appraisal fees (up $46,000), insurance (up $128,000, including property and casualty as well as other liability coverage), postage and courier costs (up $27,000), directors fees (up $25,000), credit information (up $42,000), and check printing costs (up $30,000). Partially offsetting were reduced charge-offs related to robbery and customer fraud (down $218,000). Other noninterest expenses for the six month period ended June 30, 2010 were $377,000 or 9.8 percent above 2009 for the same period. One-time settlements regarding a branch lease terminated in 2009 and a customer dispute (each for $150,000) recorded in the first quarter of 2010 were the primary contributors to the increase year over year for the six months.
INCOME TAXES
No income tax benefit was recorded for the first and second quarter of 2010, consistent with the third and fourth quarters of 2009. In comparison, an income tax benefit of $3.1 million and $8.7 million was recorded for the first and second quarters of 2009, respectively.
The tax benefit for the net loss for the first quarter and second quarters of 2010 totaled $0.6 million and $5.3 million, respectively. The deferred tax valuation allowance was increased by a like amount, and therefore there was no change in the carrying value of deferred tax assets which are supported by tax planning strategies (see “Critical Accounting Estimates – Deferred Tax Assets”). The tax benefit for the net loss for the third and fourth quarters of 2009 totaled $29.7 million, and also was offset by a valuation allowance of a like amount. As the economy shows signs of improvement and our credit costs moderate, we anticipate that we will be able to place increased reliance on our forecast of future taxable earnings, which would result in realization of future tax benefits.
FINANCIAL CONDITION
CAPITAL RESOURCES
The Company’s equity capital at June 30, 2010 totaled $186.4 million and the ratio of shareholders’ equity to period end total assets was 8.91 percent, compared with 7.06 percent at December 31, 2009, and 6.95 percent at June 30, 2009. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies. The Company and its banking subsidiary, Seacoast National, are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. As a result, the Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.85 percent at June 30, 2010, higher than December 31, 2009’s ratio of 15.16 percent and higher than 13.41 percent at June 30, 2009. The Bank agreed to maintain a Tier 1 capital (to adjusted average assets) (“leverage ratio”) ratio of at least 8.50 percent and a total risk-based capital ratio of at least 12.00 percent with its primary regulator the Office of the Comptroller of the Current (the “OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes, to which the Bank is currently in compliance.

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
As of June 30, 2010, our accumulated deferred dividend payments on Series A Preferred Stock was $3,546,000 and our accumulated deferred interest payment on trust preferred securities was $1,432,000.
At June 30, 2010, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
June 30, 2010:
Tier 1 capital ratio	17.57%	15.96%	6%
Total risk-based capital ratio	18.85%	17.23%	10%
Tier 1 leverage ratio	10.60%	9.62%	5%

*	For subsidiary bank only
LOAN PORTFOLIO
Total loans (net of unearned income) were $1,300,600,000 at June 30, 2010, $283,740,000 or 17.9 percent less than at June 30, 2009, and $96,903,000 or 6.9 percent less than at December 31, 2009. The following table details loan portfolio composition at June 30, 2010, December 31, 2009 and June 30, 2009:

	June 30,	Dec. 31,	June 30,
(In thousands)	2010	2009	2009
Commercial real estate	$634,144	$709,285	$836,265
Residential real estate	555,199	562,660	606,754
Commercial and financial	49,949	61,058	71,836
Consumer	61,005	64,024	69,165
Other loans	303	476	320

Total	$1,300,600	$1,397,503	$1,584,340

Overall loan growth was negative when comparing outstanding balances at June 30, 2010 to prior year, as a result of the economic recession, including lower demand for commercial loans, and the Company’s successful divestiture of specific problem loans (including residential construction and land development loans) through loan sales. Total problem loans sold in 2010 totaled almost $24 million and for 2009 totaled $82 million, with the Company significantly reducing its exposure to construction and land development loans and improving the Company’s overall risk profile.
As shown in the table above, commercial real estate loans decreased $202,121,000 or 24.2 percent from June 30, 2009 to $634,144,000 at June 30, 2010 and residential real estate loans decreased $51,555,000 or 8.5 percent to $555,199,000. The primary cause for the decrease in commercial real estate loans was a reduction in construction and land development loans for residential and commercial properties of $64,203,000 or 66.4 percent and $128,019,000 or 76.7 percent, respectively. Total outstanding balances for these portfolios have been reduced to $32,472,000 and $38,799,000, respectively, at June 30, 2010. Also decreasing, commercial real estate mortgages were lower by $9,899,000 or 1.7 percent to $562,873,000. Construction and land development loans to individuals for personal residences included in residential real estate loans were lower as well, declining $8,661,000 or 19.6 percent to $35,554,000. In addition, adjustable rate residential mortgages were lower year over year, by $32,133,000 or 9.8 percent to $295,891,000. Fixed rate residential mortgages, home equity mortgages and home equity lines changed less significantly and totaled $86,008,000, $78,951,000 and $58,795,000 at June 30, 2010. Commercial and financial loans and consumer loans (principally installment loans to individuals) decreased $21,887,000 or 30.5 percent and $8,160,000 or 11.8 percent, respectively, from a year ago to $49,949,000 and $61,005,000 at June 30, 2010, reflecting the impact on lending of the economic downturn.
Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at June 30, 2010 and June 30, 2009:

June 30	2010			2009
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$0.9	$—	$0.9	$16.8	$0.3	$17.1
Town homes	—	—	—	2.3	—	2.3
Single Family Residences	3.6	1.0	4.6	16.7	1.7	18.4
Single Family Land & Lots	15.5	0.1	15.6	43.3	0.1	43.4
Multifamily	12.5	—	12.5	17.6	—	17.6

	32.5	1.1	33.6	96.7	2.1	98.8

Commercial:
Office buildings	—	—	—	13.8	0.6	14.4
Retail trade	—	—	—	55.9	2.0	57.9
Land	38.5	0.1	38.6	51.2	0.2	51.4
Industrial	0.3	—	0.3	8.5	0.3	8.8
Healthcare	—	—	—	6.0	3.0	9.0
Churches & educational Facilities	—	—	—	—	—	—
Lodging	—	—	—	—	—	—
Convenience Stores	—	—	—	—	—	—
Marina	—	—	—	30.0	2.2	32.2
Other	—	—	—	1.4	—	1.4

	38.8	0.1	38.9	166.8	8.3	175.1

	71.3	1.2	72.5	263.5	10.4	273.9

Individuals:
Lot loans	27.4	—	27.4	32.4	—	32.4
Construction	8.2	7.0	15.2	11.8	6.1	17.9

	35.6	7.0	42.6	44.2	6.1	50.3

Total	$106.9	$8.2	$115.1	$307.7	$16.5	$324.2

*
Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2010 aggregated to $157.7 million (versus $199.3 million a year ago) and for the top 32 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $316.3 million (compared to 44 relationships aggregating to $471.7 million a year ago).
Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at June 30, 2010 and 2009:

June 30	2010			2009
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$128.2	$1.1	$129.3	$141.6	$2.2	$143.8
Retail trade	155.9	—	155.9	120.0	0.8	120.8
Industrial	84.0	1.1	85.1	93.0	2.0	95.0
Healthcare	29.4	0.1	29.5	30.9	0.6	31.5
Churches and educational facilities	28.5	—	28.5	34.6	0.1	34.7
Recreation	3.0	0.4	3.4	1.4	0.4	1.8
Multifamily	23.6	—	23.6	31.7	0.7	32.4
Mobile home parks	2.6	—	2.6	5.6	—	5.6
Lodging	23.4	—	23.4	26.3	0.4	26.7
Restaurant	4.6	—	4.6	5.1	—	5.1
Agriculture	10.8	0.5	11.3	11.8	1.0	12.8
Convenience Stores	21.0	—	21.0	23.2	—	23.2
Other	47.8	0.3	48.1	47.6	0.6	48.2

Total	$562.8	$3.5	$566.3	$572.8	$8.8	$581.6

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $327 million and $236 million, respectively, at June 30, 2010, compared to $338 million and $235 million, respectively, a year ago.
At June 30, 2010, approximately $296 million or 57 percent of the Company’s residential mortgage balances were adjustable, compared to $328 million or 58 percent a year ago. Loans secured by residential properties having fixed rates totaled approximately $165 million at June 30, 2010, of which 15- and 30-year mortgages totaled approximately $28 million and $58 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $174 million at June 30, 2009, with 15- and 30-year fixed rate residential mortgages totaling approximately $33 million and $58 million, respectively. The Company also has a small home equity line portfolio totaling approximately $59 million at June 30, 2010, slightly lower than the $60 million that was outstanding at June 30, 2009.

Commercial loans decreased and totaled $49,949,000 at June 30, 2010, compared to $71,836,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which totaled $61,005,000 (versus $69,165,000 a year ago), real estate construction loans to individuals secured by residential properties which totaled $8,160,000 (versus $11,830,000 a year ago), and residential lot loans to individuals which totaled $27,394,000 (versus $32,385,000 a year ago).
At June 30, 2010, the Company had commitments to make loans of $95 million, compared to $120 million at June 30, 2009.
Loan Concentrations
Over the past two years and into 2010, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $429.5 million to $168.0 million at June 30, 2010 compared with year-end 2007.
Commercial Relationships Greater than $10 Million (dollars in thousands)

	June 30,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Performing	$114,362	$145,797	$374,241	$592,408
Performing TDR*	28.501	31,152	—	—
Nonaccrual	25,186	28,525	14,873	5,152

Total	$168,049	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$157,652	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses was reduced to 63.7 percent at June 30, 2010, compared with 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.
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

	June 30,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Construction & Land Development Loans to Total Risk Based Capital	49%	81%	206%	265%
CRE Loans to Total Risk Based Capital	219%	274%	389%	390%
The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $71,271,000 at June 30, 2010 and $263,493,000 at June 30, 2009:

	% of Total
	Construction
	and Land Development
	Loans
Florida County	2010	2009

Palm Beach	34.4	20.7
Indian River	17.5	10.7
St. Lucie	8.8	21.9
Miami-Dade	8.3	6.5
Brevard	6.8	8.4
Martin	6.6	5.6
Orange	4.2	7.3
Okeechobee	4.2	1.5
Collier	3.5	1.1
Charlotte	1.6	0.9
Volusia	1.4	5.3
Hendry	1.0	0.6
Lake	1.0	0.2
Marion	0.4	0.8
Highlands	0.0	5.9
Broward	0.0	2.3
Other	0.3	0.3

Total	100.0	100.0

ALLOWANCE FOR LOAN LOSSES
Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $40,281,000 at June 30, 2010, $3,337,000 less than at June 30, 2009 and $4,911,000 lower than at December 31, 2009. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.
The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of June 30, 2010, the specific allowance related to impaired loans individually evaluated totaled $10.3 million.
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

In general, collateral values for residential real estate have declined since 2006, with values being more stable over the last 12 months to 18 months. Loans originated from 2005 through 2007 have seen property values decline approximately 50 percent from their original appraised values, more than the decline on loans originated in other years. Declining residential collateral value has affected our actual loan losses over the last two and half years, but values appear to have stabilized over the last nine months. Residential loans that become 90 days past due are placed on nonaccrual. A specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.
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
The allowance as a percentage of loans outstanding was 3.10 percent at June 30, 2010, compared to 2.75 percent at June 30, 2009 and 3.23 percent at December 31, 2009. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.
During the first and second quarter of 2010, net charge-offs totaled $3,541,000 and $20,209,000, respectively. This compares to $8,540,000 in the first quarter of 2009, $15,109,000 in the second quarter of 2009, $40,142,000 in the third quarter of 2009 and $45,172,000 in the fourth quarter of 2009. Some of the increase in charge-offs during 2009 and 2010 were related to loan sales to reduce risk in the loan portfolio. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs would decline. Net charge-offs year-to-date at June 30, 2010 and 2009 were as follows:

	June 30, 2010			June 30, 2009
Six Months Ended	Charge-			Charge-
(In thousands)	Offs	Recoveries	Net	Offs	Recoveries	Net
Commercial real estate	$18,931	$837	$18,094	$10,034	$398	$9,636
Residential real estate	3,493	267	3,226	11,656	113	11,543
Commercial & financial	151	102	49	664	49	615
Consumer	2,576	195	2,381	1,903	48	1,855

Total	$25,151	$1,401	$23,750	$24,257	$608	$23,649

Concentrations of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2010, the Company had $1.189 billion in loans secured by real estate, representing 91.4 percent of total loans, up nominally from June 30, 2009. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. Included in real estate loans, the Company has a credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of $71.3 million or 5.5 percent of total loans at June 30, 2010, down from $263.5 million or 16.6 percent at June 30, 2009. The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the allowance for loan losses.
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
NONPERFORMING ASSETS
Nonperforming assets at June 30, 2010 totaled $109,903,000 and are comprised of $90,885,000 of nonaccrual loans and $19,018,000 of other real estate owned (“OREO”), compared to $150,017,000 at June 30, 2009 (comprised of $126,758,000 in nonaccrual loans and $23,259,000 of OREO). At June 30, 2010, approximately 93 percent of nonaccrual loans were secured with real estate, the remainder by marine vessels. See the table below for details about nonaccrual loans. At June 30, 2010, nonaccrual loans have been written down by approximately $34.5 million or 28.6 percent of the original loan balance (including specific impairment reserves). OREO has decreased as problem loans migrated to foreclosure have been liquidated.

During the second quarter 2010 loan sales totaled almost $24 million (sales were nominal in the first quarter of 2010) at an average price of 62 percent of the outstanding balance of the loans sold, compared to all of 2009 when sales totaled $82 million, at an average price of approximately 56 percent of the outstanding balance of the loans sold. Prospectively, the Company anticipates loan sales will continue to play a lesser role in connection with liquidation efforts, since we have substantially reduced our largest borrower concentrations. The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. Some TDRs that have never been past due continue as accruing loans. TDRs included in nonperforming loans totaled $30.1 million at June 30, 2010, of which $12.1 million were performing in accordance with their restructured terms. Accruing restructured loans totaled $64.9 million at June 30, 2010.

	Nonaccrual Loans			Accruing
June 30, 2010	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$16,074	$73	$16,147	$4,697
Commercial	26,718	0	26,718	486
Individuals	1,821	135	1,956	3,343

	44,613	208	44,821	8,526
Residential real estate mortgages	12,470	1,969	14,439	19,256
Commercial real estate mortgages	13,674	11,240	24,914	36,595

Real estate loans	70,757	13,417	84,174	64,377
Commercial and financial	61	4,731	4,792	0
Consumer	1,288	631	1,919	499

	$72,106	$18,779	$90,885	$64,876

At June 30, 2010 and 2009, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2010		2009
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	73	$20,299	45	$10,988
Maturity extended with change in terms	129	65,635	105	36,865
Forgiveness of principal	2	2,624	0	0
Payment structure changed to allow for interest only payments	1	416	0	0
Not elsewhere classified	5	6,021	1	287

	210	$94,995	151	$48,140

At June 30, 2010, loans totaling $157,361,000 were considered impaired (comprised of total nonaccural and TDRs)(see “Note F – Impaired Loans and Allowance for Loan Losses”).
For more than 24 months, management has maintained an intensive focus on the commercial real estate portfolio given the general economic stress in the Company’s markets. The majority of these credits have been reviewed using current financial information and were appropriately risk graded. During the third and fourth quarters of 2009, additional reviews of all internally classified CRE loans were conducted. This included tests of cash flows against current outlook, the borrowers’ current condition and borrower financial trends. As a result of the reviews conducted, nonperforming loans increased and may have peaked in the third quarter.
All impaired loans are reviewed quarterly to determine if valuation adjustments are necessary based on known changes in the market and/or the project assumptions.  When necessary, the “As Is” appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. If an updated assessment is deemed necessary and an internal valuation cannot be made, an external “As Is” appraisal will be obtained. If the “As Is” appraisal does not appropriately reflect the current fair market value, in the Company’s opinion, a specific reserve is established and/or the loan is written down to the current fair market value.
Collateral dependant, impaired loans are solely dependant on the liquidation of the collateral for repayment.   All OREO / REPO loans are reviewed quarterly to determine if valuation adjustments are necessary based on known changes in the market and/or project assumptions.  When necessary, the “As Is” appraisal is adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessment market value, comparative sales and/or an internal valuation is performed. If an updated assessment is deemed necessary, and an internal valuation cannot be made, an external appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.
“As Is” values are used to measure fair market value on impaired loans, OREO and REPOs.
Any loan that is partially charged-off remains in nonperforming status until it is paid off regardless of current valuation of the loan.
In accordance with regulatory reporting requirements, loans are placed on non-accrual following the Retail Classification of Loan interagency guidance.  Typically loans 90 days or more past due are reviewed for impairment, and if deemed impaired, are placed on non-accrual.  Once impaired, the current fair market value of the collateral is assessed and a specific reserve and/or charge-off taken.  Quarterly thereafter, the loan carrying value is analyzed and any changes are appropriately made as described above.
Upon receipt of an appraisal, an appraisal review is performed and a specific reserve or charge-off is processed, if warranted.

SECURITIES
At June 30, 2010, the Company had $384,449,000 in securities available for sale (representing 97.6 percent of total securities), and securities held for investment carried at $9,332,000 (2.4 percent of total securities). The Company’s securities portfolio increased $33,736,000 or 9.4 percent from June 30, 2009, and declined $16,954,000 or 4.1 percent from December 31, 2009.
As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $379,741,000 of total securities, approximately 96 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.
Cash and due from banks and interest bearing deposits (aggregated) totaled $312,285,000 at June 30, 2010, compared to $75,652,000 at June 30, 2009 and $215,100,000 at December 31, 2009, which reflects the decline in the loan portfolio and funds from the capital raises during 2009 and 2010. The Company has maintained additional liquidity during the uncertain environment and may use these funds to increase loans and investments as the economy continues to improve.
At June 30, 2010, available for sale securities had gross losses of $1,675,000 and gross gains of $8,571,000, compared to gross losses of $4,122,000 and gross gains of $8,302,000 at June 30, 2009. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first and second quarters of 2010 and 2009, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see discussion under “Critical Accounting Estimates — Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).
Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.
DEPOSITS AND BORROWINGS
Total deposits decreased $40,528,000 or 2.3 percent to $1,715,894,000 at June 30, 2010 compared to one year earlier, reflecting declining brokered deposits and single service time deposits. Since June 30, 2009, interest bearing deposits (NOW, savings and money markets deposits) increased $97,158,000 or 12.4 percent to $877,544,000, noninterest bearing demand deposits decreased $7,871,000 or 2.8 percent to $276,455,000, and CDs decreased $129,815,000 or 18.8 percent to $561,895,000. Included in CDs, brokered time deposits decreased $44,456,000 to $19,788,000,000 at June 30, 2010 from prior year, of which $8,313,000 are attributable to CDARs. Funds deposited under the CDARs program are required to be classified as brokered deposits. The Company has been and continues to be more cautious with regards to the pricing of CDs. The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008.

Securities sold under repurchase agreements decreased over the past twelve months by $26,539,000 or 26.1 percent to $75,310,000 at June 30, 2010. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public fund depositors switching to sweep repurchase agreements comprised a significant amount of the outstanding balance a year ago, when safety was a major concern for these customers. At June 30, 2010, the number of sweep repurchase accounts was 183, compared to 222 a year ago. No federal funds purchased were outstanding at June 30, 2010 and 2009.
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
The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at June 30, 2010 included derivative product assets of $41,000. In comparison, at June 30, 2009 net derivative product assets of $172,000 were outstanding.
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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $95 million at June 30, 2010, and $120 million at June 30, 2009.
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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 15.2 percent if interest rates are shocked 200 basis points up over the next 12 months and 8.4 percent if interest rates are shocked up 100 basis points. Prior discussions focused on rates gradually increasing over the projected period, however recent regulatory guidance has placed more emphasis on rate shocks.
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 13.9 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing recently validated for the Company by an independent third party consulting group.
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
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2010, Seacoast National had available lines of credit under current lendable collateral value, which are subject to change, of $321 million. Seacoast National had $103 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $236 million in residential and commercial real estate loans available as collateral.
Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $312,285,000 on a consolidated basis at June 30, 2010 as compared to $75,652,000 at June 30, 2009. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks decreased $3,049,000 to $28,971,000 while interest bearing deposits grew to $283,314,000 from $43,632,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios.
The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At June 30, 2010, the Company had cash and cash equivalents of approximately $23 million, comprised of remaining proceeds from our common stock offering which was consummated in the second quarter of 2010. The Company has suspended all dividends upon its Series A preferred stock and its common stock, and has deferred distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Financial Condition — Capital Resources”).

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
All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:
•	the effects of future economic and market conditions, including seasonality;
•	governmental monetary and fiscal policies, as well as legislative, tax and regulatory changes;

•
legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;
•
the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve;

•
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

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;
•
the risks of mergers and acquisitions, include, without limitation, unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;

•	the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;
•	the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations;
•
the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•
other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2009 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 3.2 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to decrease the EVE 8.7 percent.
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
At June 30, 2010 and 2009, our nonperforming loans (which consist of nonaccrual loans) totaled $90.9 million and $126.8 million, or 7.0 percent and 8.0 percent of the loan portfolio, respectively. At June 30, 2010 and 2009, our nonperforming assets (which include foreclosed real estate) were $109.9 million and $150.0 million, or 5.3 percent and 7.0 percent of assets, respectively. In addition, we had approximately $78,000 and $1.4 million in accruing loans that were 90 days or more delinquent at June 30, 2010 and 2009, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.
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
CRE is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset, especially since we had 48.8 percent and 52.8 percent of our portfolio in CRE loans at June 30, 2010 and 2009, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During the first six months of 2010, we added $18.8 million of provisioning for loan losses, in addition to provisioning of $124.8 million for the entire year in 2009, $88.6 million in 2008 and $12.7 million in 2007, in part reflecting collateral evaluations in response to changes in the market values of land collateralizing acquisition and development loans.
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

We also participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. TLG’s noninterest-bearing transaction deposit account guarantee program was scheduled to expire on December 31, 2009, but has been extended to December 31, 2010. Our management has decided that we will participate in the extended program. Institutions that participate in the extended program are required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The increased premiums and TLG assessments charged by the FDIC increased our noninterest expense for the first and second quarters of 2010 and may continue to increase our noninterest expense prospectively.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval. However, we held approximately $23 million of cash and short-term investments at June 30, 2010, largely due to the receipt of proceeds from our common stock offering, which was consummated in the second quarter of 2010. We invested all of the $50.0 million of the TARP CPP proceeds and an additional $108.0 million of proceeds from our offerings in Seacoast National to meet the OCC capital requirements. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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
As of June 30, 2010, we had net deferred tax assets of $17.4 million after we recorded a $41.1 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of our deferred tax asset.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. Our sales of common stock in April 2010 increase the risk of a possible future change in control under Section 382.
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

On February 18, 2010, the Federal Reserve raised the discount rate from 0.5 percent to 0.75%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and may adversely affect our liquidity and earnings.
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
We are currently authorized to issue up to 300 million shares of common stock, of which 93,415,364 shares were outstanding as of June 30, 2010, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. Since March 31, 2010, the Company issued Series B convertible preferred stock raising $47.3 million in capital, with additional common stock of 34,465,348 shares issued at conversion five days after approval by shareholders at the annual shareholders’ meeting on June 22, 2010. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.
The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.
The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 0.6 percent of the shares of our common stock outstanding as of June 30, 2010 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first and second quarters of 2010 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/10 to 1/31/10	0	$0	668,657	156,343
2/1/10 to 2/28/10	0	0	668,657	156,343
3/1/10 to 3/31/10	0	0	668,657	156,343

Total – 1st Quarter	0	0	668,657	156,343

4/1/10 to 4/30/10	0	0	668,657	156,343

5/1/10 to 5/31/10	0	0	668,657	156,343

6/1/10 to 6/30/10	0	0	668,657	156,343

Total – 2nd Quarter	0	0	668,657	156,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.
Item 3. Defaults upon Senior Securities
On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. Therefore, the Company is currently in arrears with the dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, the amount of the arrearage on the dividend payments of Series A Preferred Stock is $3,546,000 and the amount of the arrearage on the payments on the subordinated debt associated with trust preferred securities is $1,432,000. The total arrearage on both securities is $4.978,000 as of June 30, 2010.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2010 Annual Meeting of Shareholders was held on June 22, 2010.
(b)	Reported to the Securities and Exchange Commission in the 2010 Proxy statement, five Class II directors were re-elected.
(c)	The following matters were voted upon at June 22, 2010’s meeting:
(1)	Proposal 1 — The re-election of five (5) Class II directors to serve until the 2013 Annual Meeting of Shareholders have been elected and qualified. All of the directors were elected.

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2012 annual meeting or until a successor has been elected and qualified:

		For as a		Abstentions
	For	Percent	Withheld	and Broker
	Number	of Votes Cast	Authority	Non-votes
John H. Crane	30,218,058	85.4	5,185,537	16,395,904
Jeffrey S. Furst.	32,180,715	90.9	3,222,880	16,395,904
Dennis S. Hudson, Jr.	33,844,717	95.6	1,558,878	16,395,904
Thomas E. Rossin	30,302,305	85.6	5,101,290	16,395,904
Thomas H. Thurlow, Jr.	33,856,181	95.6	1,547,414	16,395,904
(2)
Proposal 2 — Approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to permit the Board of Directors to effect a reverse stock split of Seacoast’s Common Stock at any time prior to June 21, 2011 at one of the seven reverse split ratios listed in the Proxy Statement (the number of affirmative votes cast in favor was 47,356,270; the number of votes cast against was 3,948,695; and the number of abstentions and broker non-votes was 494,534).

(3)
Proposal 3 — Endorsed, on a non-binding basis, the compensation of the Company’s named executive officers as disclosed in the Proxy Statement (the number of affirmative votes cast was 48,654,827; the number of votes cast against was 2,768,097; and the number of abstentions and broker non-votes was 376,575).

(4)
Proposal 4 — Approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) which increased the authorized shares of Seacoast’s Common Stock from 130,000,000 shares to 300,000,000, and increased the Company’s total authorized shares of Common Stock and Preferred Stock to 304,000,000 (the number of affirmative votes cast in favor was 30,262,170; the number of votes cast against was 4,951,092; and the number of abstentions and broker non-votes was 16,586,237).

(5)
Proposal 5 — Approved the issuance of the Company’s Common Stock upon the conversion of the Company’s recently issued 50,000 shares of Series B Manditorily Convertible Noncumulative Nonvoting Preferred Stock (the number of affirmative votes cast in favor was 34,233,770; the number of votes cast against was 959,044; and the number of abstentions and broker non-votes was 16,606,685).

(6)
Proposal 6 — Approved a proposal which granted the proxy holders discretionary authority to vote to adjourn the Annual Meeting for up to 120 days to allow for the solicitation of additional proxies in the event that there were insufficient shares voted at the Annual Meeting to approve proposals 1, 2, 3, 4, or 5 (the number of affirmative votes cast in favor was 45,594,292; the number of votes cast against was 5,879,311; and the number of abstentions was 325,896).

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

SEACOAST BANKING CORPORATION OF FLORIDA
August 9, 2010	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 9, 2010	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer