Form 10-Q
period 2010-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2010-11-09
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.10 Par Value — 93,452,708 shares as of September 30, 2010

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2010	2009
ASSETS
Cash and due from banks	$27,833	$32,200
Interest bearing deposits with other banks	173,409	182,900

Total cash and cash equivalents	201,242	215,100
Securities:
Available for sale (at fair value)	426,931	393,648
Held for investment (fair values: $23,720 at September 30, 2010 and $17,210 at December 31, 2009)	23,500	17,087

TOTAL SECURITIES	450,431	410,735
Loans held for sale	7,799	18,412
Loans	1,263,346	1,397,503
Less: Allowance for loan losses	(38,447)	(45,192)

NET LOANS	1,224,899	1,352,311
Bank premises and equipment, net	36,689	38,932
Other real estate owned	32,406	25,385
Other intangible assets	3,348	4,121
Other assets	57,591	86,319

	$2,014,405	$2,151,315

LIABILITIES
Deposits	$1,637,030	$1,779,434
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	62,522	105,673
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	31,648	10,663

	1,834,810	1,999,380

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2010	2009
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	45,936	44,999
Warrant for purchase of shares of common stock at $6.36 per share	3,123	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 93,452,779 and outstanding 93,452,708 shares at September 30, 2010, and issued 58,921,668 and outstanding 58,867,229 shares at December 31, 2009	9,345	5,887
Other shareholders’ equity	121,191	97,926

TOTAL SHAREHOLDERS’ EQUITY	179,595	151,935

	$2,014,405	$2,151,315

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Interest and fees on loans	$17,181	$20,836	$52,951	$65,634
Interest and dividends on securities	3,405	4,349	10,584	12,728
Interest on interest bearing deposits and other investments	252	163	763	420

TOTAL INTEREST INCOME	20,838	25,348	64,298	78,782
Interest on deposits	3,590	5,416	12,141	19,597
Interest on borrowed money	787	881	2,266	3,040

TOTAL INTEREST EXPENSE	4,377	6,297	14,407	22,637

NET INTEREST INCOME	16,461	19,051	49,891	56,145
Provision for loan losses	8,866	45,374	27,705	83,253

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	7,595	(26,323)	22,186	(27,108)
Noninterest income
Other income	4,801	4,627	13,962	14,414
Securities gains, net	210	1,425	3,687	3,211

TOTAL NONINTEREST INCOME	5,011	6,052	17,649	17,625
Noninterest expenses
Goodwill impairment	0	0	0	49,813
Other noninterest expenses	20,244	20,506	62,833	61,066

TOTAL NONINTEREST EXPENSES	20,244	20,506	62,833	110,879

LOSS BEFORE INCOME TAXES	(7,638)	(40,777)	(22,998)	(120,362)
Benefit for income taxes	0	0	0	(11,825)

NET LOSS	(7,638)	(40,777)	(22,998)	(108,537)
Preferred stock dividends and accretion of preferred stock discount	937	937	2,811	2,811

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(8,575)	$(41,714)	$(25,809)	$(111,348)

PER SHARE COMMON STOCK:
Net loss diluted	$(0.09)	$(1.21)	$(0.36)	$(4.58)
Net loss basic	(0.09)	(1.21)	(0.36)	(4.58)
Cash dividends declared	0.00	0.00	0.00	0.01
Average shares outstanding — diluted	93,388,715	34,571,200	70,878,230	24,299,915
Average shares outstanding — basic	93,388,715	34,571,200	70,878,230	24,299,915
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
(Decrease) increase in cash and cash equivalents
Cash flows from operating activities
Interest received	$64,729	$78,178
Fees and commissions received	14,166	14,508
Interest paid	(13,827)	(22,716)
Cash paid to suppliers and employees	(52,558)	(55,110)
Income taxes received (paid)	20,785	(14)
Origination of loans held for sale	(125,507)	(129,233)
Proceeds from loans held for sale	137,125	125,541
Net change in other assets	(1,694)	562

Net cash provided by operating activities	43,219	11,716
Cash flows from investing activities
Maturities of securities available for sale	95,092	74,683
Maturities of securities held for investment	4,487	8,589
Proceeds from sale of securities available for sale	102,069	56,663
Proceeds from sale of securities held for investment	5,452	0
Purchases of securities available for sale	(201,088)	(147,506)
Purchase of securities held for investment	(16,313)	0
Net new loans and principal repayments	66,161	70,514
Proceeds from sale of loans	16,401	10,755
Proceeds from the sale of other real estate owned	7,090	3,105
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	2,311	181
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	0	(1,276)
Additions to bank premises and equipment	(435)	(666)

Net cash provided by investing activities	81,227	75,042
Cash flows from financing activities
Net decrease in deposits	(142,404)	(49,142)
Net decrease in federal funds purchased and repurchase agreements	(43,151)	(88,699)
Issuance of common stock, net of related expenses	47,098	70,466
Stock based employee benefit plans	153	160
Dividends paid	0	(580)

Net cash used in financing activities	(138,304)	(67,795)

Net (decrease) increase in cash and cash equivalents	(13,858)	18,963
Cash and cash equivalents at beginning of period	215,100	151,192

Cash and cash equivalents at end of period	$201,242	$170,155

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2010	2009
Reconciliation of net loss to net cash provided by operating activities
Net loss	$(22,998)	$(108,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	0	49,813
Depreciation	2,336	2,637
Amortization (accretion) of premiums and discounts on securities, net	157	(1,193)
Other amortization and accretion	199	822
Change in loans held for sale, net	11,618	(3,692)
Provision for loan losses	27,705	83,253
Gains on sale of securities	(3,687)	(3,211)
Gains on sale of loans	(163)	(67)
Losses on sale and write-downs of other real estate owned	4,767	2,264
(Gains) losses on disposition of fixed assets	(31)	8
Change in interest receivable	848	710
Change in interest payable	580	(79)
Change in prepaid expenses	2,963	502
Change in accrued taxes	21,591	(10,909)
Change in other assets	(1,694)	562
Change in other liabilities	(972)	(1,167)

Net cash provided by operating activities	$43,219	$11,716

Supplemental disclosures of non-cash investing activities:
Fair value adjustment to available for sale securities	$4,910	$4,004
Transfer of loans to other real estate owned	16,725	27,278
Transfer from loans to loans available for sale	1,005	0
Transfer from other assets to other real estate owned	1,676	0
Transfer from bank premises and equipment to other real estate owned	377	0
Purchase of securities under trade date accounting	20,956	0
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
During the third quarter 2010, the Company identified an error related to the valuation allowances on certain troubled debt restructurings. The Company corrected the error in the third quarter 2010 which reduced the allowance for loan losses and the net loss reported for the current period by $1.5 million. The Company reviewed the impact of this error in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99 “Materiality”, and determined that the error was not material to prior and current periods.
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

Accounting Standards Update No. 2010-20, Topic 310 — Receivables — Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”)
ASU 2010-20 expands disclosures about credit quality of the loan portfolio and its related allowance for loan losses. It requires providing information as to “portfolio segments” and “class of financing receivables” as well as disclosure of the nature of credit risk, how credit risk is analyzed and assessed in arriving at the allowance for loan losses and changes in the allowance for loan losses.
Descriptions and discussions of these items as well as accounting policies pertinent to the allowance for loan losses will need to be provided at the portfolio segment level. Additionally, existing disclosures about loans will need to be presented in more detail by including:
•
A schedule of the activity in the allowance for loan losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the whether the allowance is a general allowance or based on specific loans;

•	For each disaggregated ending balance, the related recorded balance in loans;
•	The nonaccrual status of loans by class; and
•	Impaired loans by class.
Further, the following new disclosures about loans will need to be presented:
•	Credit quality indicators of loans at the end of the reporting period by class;
•	The aging of past due loans at the end of the reporting period by class;
•	The nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for loan losses;
•
The nature and extent of loans modified as a result of troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class, and their effect on the allowance for loan losses; and

•	Significant purchases and sales of loans during the reporting period disaggregated by portfolio segment.
ASU 2010-20 is effective for all periods ending on or after December 15, 2010. When adopted, these new disclosures will have no impact on financial position or results of operations.

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
NOTE D — BASIC AND DILUTED LOSS PER COMMON SHARE
Equivalent shares of 1,139,623 and 1,147,623 related to stock options, stock settled appreciation rights and warrants for the periods ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Basic:
Net loss available to common shareholders	$(8,575)	$(41,714)	$(25,809)	$(111,348)
Average shares outstanding	93,388,715	34,571,200	70,878,230	24,299,915

Basic EPS	$(0.09)	$(1.21)	$(0.36)	$(4.58)

Diluted:
Net loss available to common shareholders	$(8,575)	$(41,714)	$(25,809)	$(111,348)
Average shares outstanding	93,388,715	34,571,200	70,878,230	24,299,915

Diluted EPS	$(0.09)	$(1.21)	$(0.36)	$(4.58)

NOTE E — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE
In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at September 30, 2010 and 2009 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Available for sale securities (3)	$426,931	$—	$426,931	$—
Loans held for sale	7,799	—	7,799	—
Loans (1)	40,374	—	8,143	32,231
Other real estate owned (2)	32,406	—	1,244	31,162
Long-lived assets held for sale (2)	1,676	—	1,676	—

September 30, 2009
Available for sale securities (3)	$342,742	$—	$342,742	$—
Loans held for sale	5,857	—	5,857	—
Loans (1)	121,762	—	17,707	104,055
Other real estate owned (2)	26,819	—	26,819	—
Long-lived assets held for sale (2)	—	—	—	—

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
During the first nine months of 2010 transfers into and out of level 2 fair value for available for sale securities consisted of investment purchases, sales, maturities and principal repayments.
For loans classified as level 2 the transfers in totaled $6.6 million consisting of loans that became impaired during the first nine months of 2010. Transfers out consisted of valuation write-downs of $96,000, foreclosures of $2,484,000 migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaling $312,000. No sales were recorded.
For OREO classified as level 2 during the first nine months of 2010 transfers out totaled $2,975,000 consisting of valuation write-downs of $133,000 and sales of $2,842,000 and transfers in consisted of foreclosed loans totaling $1,381,000.

The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of September 30, 2010:

	September 30, 2010
	Carrying
(Dollars in thousands)	Value	Fair Value
Financial Assets
Cash and cash equivalents	$201,242	$201,242
Securities	450,431	450,651
Loans, net	1,224,899	1,260,829
Loans held for sale	7,799	7,799

Financial Liabilities
Deposit liabilities	1,637,030	1,647,365
Borrowings	112,522	117,659
Subordinated debt	53,610	17,200
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2010:
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
NOTE F — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES
At September 30, 2010 and 2009, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	2010		2009
	Recorded	Valuation	Recorded	Valuation
(Dollars in thousands)	Investment	Allowance	Investment	Allowance
Impaired loans without an allowance	$49,190	$0	$59,755	$0
Impaired loans with an allowance	84,749	11,618	110,335	16,533

	$133,939	$11,618	$170,090	$16,533

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At September 30, 2010 and 2009, accruing TDRs totaled $64.4 million and $16.1 million, respectively.
The valuation allowance is included in the allowance for loan losses. Impaired loans were measured for impairment based on the value of underlying collateral or a forecast of future cash flows discounted at the loan’s original contractual interest rate.
Interest payments received on impaired loans are recorded as interest income, unless the collection of the remaining recorded investment is doubtful at that time, in which case, payments received are recorded as reductions to principal.
Nonaccrual loans and accruing loans past due 90 days or more were $69,519,000 and $17,000, respectively, at September 30, 2010 and $153,981,000 and $48,000, respectively, at September 30, 2009.
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

NOTE H: EQUITY CAPITAL
The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At September 30, 2010, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.
Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.
NOTE I: LETTERS OF CREDIT
During the first quarter of 2010, the Company’s banking subsidiary reduced by $33.0 million the letters of credit issued by the Federal Home Loan Bank (“FHLB”) used to satisfy a pledging requirement. Letters of credit outstanding with the FHLB sum to $43.0 million at September 30, 2010. The letters of credit have a term of one year with an annual fee equivalent to 5 basis points, or $21,500, amortized over the one year term of the letters. No interest cost is associated with the letters of credit.
NOTE J: SECURITIES
The amortized cost and fair value of securities available for sale and held for investment at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,196	$30	$—	$4,226
Mortgage-backed securities of Government Sponsored Entities	127,844	1,573	(164)	129,253
Collateralized mortgage obligations of Government Sponsored Entities	192,701	5,650	—	198,351
Private collateralized mortgage obligations	89,336	1,878	(904)	90,310
Obligations of state and political subdivisions	1,638	118	—	1,756
Other	3,035	—	—	3,035

	$418,750	$9,249	$(1,068)	$426,931

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$16,313	$29	$—	$16,342
Private collateralized mortgage obligations	4,439	85	—	4,524
Obligations of state and political subdivisions	2,748	109	(3)	2,854

	$23,500	$223	$(3)	$23,720

	December 31, 2009
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,689	$2	$(3)	$3,688
Mortgage-backed securities of Government Sponsored Entities	60,154	719	(325)	60,548
Collateralized mortgage obligations of Government Sponsored Entities	250,762	5,219	(733)	255,248
Private collateralized mortgage obligations	70,719	569	(2,220)	69,068
Obligations of state and political subdivisions	2,021	49	(7)	2,063
Other	3,033	—	—	3,033

	$390,378	$6,558	$(3,288)	$393,648

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$288	$1	$—	$289
Private collateralized mortgage obligations	12,565	73	(1)	12,637
Obligations of state and political subdivisions	4,234	55	(5)	4,284

	$17,087	$129	$(6)	$17,210

Sales of securities for the nine month period ended September 30, 2010, were $107,521,000 with gross gains of $3,687,000 and no losses. Proceeds from sales of securities available for sale for the nine month period ended September 30, 2009, were $56,663,000 with gross gains of $3,211,000 and no losses.
Securities with a carrying value of $299,559,000 and $320,768,000 and a fair value of $299,604,000 and $320,775,000 at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, and other public and trust deposits.

The amortized cost and fair value of securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$—	$—	$2,498	$2,499
Due after one year through five years	453	461	1,698	1,727
Due after five years through ten years	2,295	2,393	1,638	1,756
Due after ten years	—	—	—	—

	2,748	2,854	5,834	5,982
Mortgage-backed securities of Government Sponsored Entities	—	—	127,844	129,253
Collateralized mortgage obligations of Government Sponsored Entities	16,313	16,342	192,701	198,351
Private collateralized mortgage obligations	4,439	4,524	89,336	90,310
No contractual maturity	—	—	3,035	3,035

	$23,500	$23,720	$418,750	$426,931

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Mortgage-backed securities of Government Sponsored Entities	$31,725	$(164)	$—	$—	$31,725	$(164)
Private collateralized mortgage obligations	28,545	(183)	14,888	(721)	43,433	(904)
Obligations of state and political subdivisions	270	(2)	101	(1)	371	(3)

Total temporarily impaired securities	$60,540	$(349)	$14,989	$(722)	$75,529	$(1,071)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$2,489	$(3)	$—	$—	$2,489	$(3)
Mortgage-backed securities of Government Sponsored Entities	32,519	(325)	—	—	32,519	(325)
Collateralized mortgage obligations of Government Sponsored Entities	57,438	(733)	—	—	57,438	(733)
Private collateralized mortgage obligations	18,211	(115)	18,498	(2,106)	36,709	(2,221)
Obligations of state and political subdivisions	—	—	1,542	(12)	1,542	(12)

Total temporarily impaired securities	$110,657	$(1,176)	$20,040	$(2,118)	$130,697	$(3,294)

The Company owned individual investment securities totaling $75.5 million with aggregate gross unrealized losses at September 30, 2010. Based on a review of each of the securities in the investment securities portfolio at September 30, 2010, the Company concluded that it expected to recover the amortized cost basis of its investment.
Approximately $904,000 of the unrealized losses at September 30, 2010 pertain to private label securities secured by collateral originated in 2005 and prior with a fair value of $43.4 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.

At September 30, 2010, the Company also had $164,000 of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $31.7 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
The unrealized losses on debt securities issued by states and political subdivisions amounted to $3,000 at September 30, 2010. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cast basis of these securities.
As of September 30, 2010, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2010.
Included in other assets was $12.4 million at September 30, 2010 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2010, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $12.4 million of cost method investment securities.
NOTE K: INCOME TAXES
The tax benefit for the net loss for the first, second and third quarters of 2010 totaled $0.6 million, $5.3 million and $2.8 million, respectively. A deferred tax valuation allowance was recorded in a like amount, and therefore there was no change in the carrying value of net deferred tax assets which are supported by tax planning strategies. Should the economy show improvement and the Company’s credit losses moderate in the future, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At September 30, 2010 the Company has approximately $44.0 million in its deferred tax valuation allowance related to its net operating loss carryforwards.

NOTE L — COMPREHENSIVE LOSS
At September 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net loss	$(7,638)	$(40,777)	$(22,998)	$(108,537)
Unrealized gains (losses) on securities available for sale (net of tax)	942	2,851	4,762	3,497
Net reclassification adjustment	(153)	(908)	(1,747)	(1,047)

Comprehensive loss	$(6,849)	$(38,834)	$(19,983)	$(106,087)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIRD QUARTER 2010
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
EARNINGS SUMMARY
Net loss available to common shareholders for the third quarter of 2010 totaled $8,575,000 or $0.09 per average common diluted share, compared to second and first quarter 2010’s net losses of $14,733,000 or $0.25 per average common diluted share and $2,501,000 or $0.04 per average common diluted share, respectively, and significantly improved when compared to losses in 2009 for the fourth and third quarters of $39,086,000 or $0.73 per average common diluted share and $41,714,000 or $1.21 per average common diluted share, respectively. The better performance for 2010 reflects lower credit costs.
The net interest margin improved slightly, increasing 8 basis points during the third quarter of 2010 from the second quarter of 2010, and was 39 basis points lower than for the third quarter of 2009. While the Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates, as well as, an improved mix of deposits, the impact of nonaccrual loans and a changing earning assets mix has been more than offsetting. The average cost of interest bearing liabilities was 8 basis points lower for the third quarter of 2010, compared to the second quarter of 2010, and was 8 basis points lower for the second quarter of 2010, compared to the first quarter of 2010, 13 basis points lower for the first quarter of 2010, compared to the fourth quarter of 2009, and 12 basis points lower for the fourth quarter of 2009, compared to the third quarter of 2009, a total reduction of 41 basis points over the last twelve months. Loans as a percentage of average earning assets declined and securities increased during the quarter. The yield on earning assets improved by one basis point during the third quarter of 2010, compared to the second quarter of 2010, but was 75 basis points lower than for the third quarter of 2009. Loan demand was better in the third quarter compared to the first half of 2010 with improved residential loan production but is expected to continue to be weak over the remainder of 2010, and possibly into 2011, which may impede further improvement to the yield on earning assets.

Noninterest income totaled $4.8 million for the third quarter of 2010, compared to $4.6 million for the first and second quarters of 2010 and $4.6 million for the third quarter of 2009. Signs of improved stability in home prices and greater transaction volumes resulted in fee income from residential real estate production higher than first and second quarter 2010’s results. Revenue from wealth management services were $37,000 lower and service charges on deposits were $221,000 lower when compared to third quarter 2009 but were more than offset by improved results in debit card income and mortgage banking fees for the third quarter of 2010. Consumer activity and spending has been adversely affected by economic conditions and directly affects many of the Company’s fee-based business activities. Service charges and fees derived from customer relationships increased as a result of more accounts and households as a result of the retail deposit growth strategy. Compared to the second quarter 2010 these revenues were up $59,000 or 4.1 percent in the third quarter 2010. Overdraft fees related to check card payments beginning in the third quarter were impacted by a requirement that customers elect to opt in for overdraft protection to be available for these types of payments, but the negative impacts were mostly offset by increased fees as a result of the growth in new deposit account households.
Noninterest expenses increased by $1.0 million versus second quarter 2010’s result and were $0.3 million lower when compared to the third quarter of 2009. Overhead related to salaries and wages, employee benefits, outsourced data processing costs, FDIC insurance assessments and marketing expenses were lower compared to second quarter 2010. Increases from the second quarter of 2010 were primarily a result of assets dispositions expense and losses on other real estate owned and repossessed assets increasing by $1.0 million on an aggregate basis, and legal and professional fees increasing by $0.9 million, over the period.
Our provision for loan losses was $7.9 million lower than in the second quarter of 2010 and was $36.5 lower than for the third quarter of 2009, and totaled $8.9 million for the third quarter of 2010 compared to $16.8 million and $45.4 million for the second quarter of 2010 and third quarter of 2009, respectively. A portion of net charge-offs during the third quarter of 2010 was related to the sale $5.2 million of nonperforming loans for net proceeds of $2.0 million. Provisions for loans losses were much higher during 2009 as a result of higher net charge-offs and the Company increasing its allowance for loan losses to loans outstanding ratio to 3.23 percent at December 31, 2009, up 148 basis points from December 31, 2008. The allowance for loan losses to loans outstanding ratio at September 30, 2010 was 3.04 percent.
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
Allowance and Provision for Loan Losses
The information contained on pages 28-31 and 38-48 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.
Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale
At September 30, 2010, outstanding securities designated as available for sale totaled $426,931,000. The fair value of the available for sale portfolio at September 30, 2010 was more than historical amortized cost, producing net unrealized gains of $8,181,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2010 and 2009. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.
The credit quality of the Company’s securities holdings currently is investment grade. Any securities rated below investment grade are tested for other than temporary impairment, or “OTTI”. The Company’s investment securities, except for approximately $4.5 million of securities issued by states and their political subdivisions, as of September 30, 2010, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $331.8 million, or 78 percent of the total available for sale portfolio. The remainder of the portfolio primarily consists of private label securities secured by collateral originated in 2005 or prior with amortized loan to values below 70%, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.
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
The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $6.6 million as of September 30, 2010, $0.5 million less than at year-end 2009. The FHLB had eliminated its dividend for the first quarter of 2009 but has since reinstated dividends. The FHLB also instituted quarterly rather than daily repurchases of FHLB activity-based stock in February 2009. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at September 30, 2010 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.
Realization of Deferred Tax Assets
At September 30, 2010, the Company has net deferred tax assets of $16.9 million which are supported by tax planning strategies that could produce gains from transactions involving bank premises, investments, and other items that could be implemented during the NOL carry forward period.
As a result of the losses incurred in 2008, 2009, and 2010 the Company was and is in a three-year cumulative pretax loss position. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a DTA from a forecast of future taxable income. The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time. Therefore, the Company has recorded deferred tax valuation allowances for its net operating loss carryforwards totaling approximately $44 million at September 30, 2010. Should the economy show signs of improvement and our credit costs continue to moderate, management anticipates that increased reliance on its forecast of future taxable earnings would result in tax benefits as the recording of valuation allowances would no longer be necessary.
Contingent Liabilities
The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims. At September 30, 2010 and 2009, the Company had no significant accruals for contingent liabilities.

RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the third quarter of 2010 totaled $16,532,000, increasing from 2010’s second quarter by $246,000 or 1.5 percent, and lower than third quarter 2009’s result by $2,569,000 or 13.4 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Third quarter 2009	$19,101	3.74
Fourth quarter 2009	17,518	3.37
First quarter 2010	17,288	3.48
Second quarter 2010	16,286	3.27
Third quarter 2010	16,532	3.35
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

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2009	2009
	(Dollars in thousands)
Non-taxable interest income	$138	$135	$148	$145	$105
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,532	$16,286	$17,288	$17,518	$19,101
Total net interest income (not TE)	16,461	16,217	17,213	17,444	19,051
Net interest margin (TE)	3.35%	3.27%	3.48%	3.37%	3.74%
Net interest margin (not TE)	3.33	3.25	3.46	3.35	3.73

Net interest margin on a tax equivalent basis increased 8 basis points to 3.35 percent for the third quarter of 2010 compared to the second quarter of 2010, and was lower by 39 basis points year over year. Increased nonaccrual loans and changes in the earnings assets mix have been the primary forces that have adversely affected our net interest income and net interest margin when comparing results for 2010 and 2009 to 2008 and prior periods.
The earning asset mix changed year over year impacting net interest income. For the third quarter of 2010, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 65.9 percent, compared to 77.6 percent a year ago. Average securities as a percent of average earning assets increased from 17.6 percent a year ago to 20.8 percent during the third quarter of 2010 and interest bearing deposits and other investments increased to 13.3 percent from 4.8 percent in 2009. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with commercial real estate volumes representing 47.8 percent of total loans at September 30, 2010 (compared to 55.6 percent at September 30, 2009). This reflects our reduced exposure to commercial construction and land development loans on residential and commercial properties, which declined by $36.3 million and $93.3 million, respectively, from September 30, 2009 to September 30, 2010. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 43.8 percent of total loans at September 30, 2010 (versus 39.9 percent a year ago) (see “Loan Portfolio”). It is expected that these trends in earning asset mix will continue through year-end 2010 when compared to prior periods.
The yield on earning assets for the third quarter of 2010 was 4.23 percent, 75 basis points lower than for 2009 in the third quarter, a reflection of the lower interest rate environment and earning asset mix. The Federal Reserve has indicated its intent to continue rates at their historical lows for an extended period. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd	2nd	1st	4th	3rd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2009	2009
Yield	4.23%	4.22%	4.52%	4.51%	4.98%
The yield on loans increased 3 basis points to 5.29 percent over the last twelve months, with nonaccrual loans totaling $69.5 million or 5.5 percent of total loans at September 30, 2010 (versus $154.0 million or 10.2 percent of total loans a year ago), improving the yield on our loan portfolio. The yield on investment securities was lower, decreasing 156 basis points year over year to 3.37 percent for the third quarter of 2010, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. The dilution in yield on investment securities was more severe than over the past three quarters, with the decline of 156 basis points for the third quarter of 2010 year over year, comparing to a decline of 140 basis points for the second quarter 2010 year over year, versus 78 basis points for first quarter 2010 year over year, and a decline of 69 basis points for the fourth quarter of 2009 year over year, versus 6 basis points for the third quarter of 2009 year over year. Interest bearing deposits and other investments yielded 0.39 percent for the third quarter of 2010, below third quarter 2009’s yield of 0.67 percent. The Company has approximately $100 million of excess cash liquidity it can invest in securities or loans at higher yields when management deems it appropriate.

Average earning assets for the third quarter of 2010 decreased $64.1 million or 3.2 percent compared to 2009’s third quarter. Average loan balances decreased $279.3 million or 17.8 percent to $1,291.9 million, while average investment securities were $52.9 million or 14.9 percent higher totaling $408.4 million and average interest bearing deposits and other investments increased $162.3 million or 166.9 percent to $259.5 million. The decline in average earning assets is consistent with reduced funding as a result of a planned reduction of brokered deposits (only $11.8 remain outstanding at September 30, 2010), the maturity of a $15.0 million advance from the FHLB in November 2009, and lower sweep repurchase arrangements (declining $6.3 million from third quarter a year ago, principally in public funds as a result of lower tax receipts).
Commercial and commercial real estate loan production for the first nine months of 2010 totaled approximately $6 million, compared to production for all of 2009 of $14 million. In comparison, commercial and commercial real estate loan production for 2008 totaled $117 million. Period-end total loans outstanding have declined by $241.2 million or 16.0 percent since September 30, 2009, and declined similarly during third quarter 2009 year over year, by $238.1 million or 13.7 percent. Economic conditions in the markets the Company serves are expected to continue to be challenging, and although we continue to make loans, these conditions are expected to have a negative impact on loan growth during the remainder of 2010, but possibly to a lessened degree if the consensus opinion that conditions will improve in late 2010 is realized. At September 30, 2010 the Company’s total commercial and commercial real estate loan pipeline was $32 million, versus $47 million at December 31, 2009 and $46 million at September 30, 2009.
A total of 37, 28 and 15 applications were received seeking restructured residential mortgages during the first, second and third quarters of 2010, respectively, compared to 93, 102, 73 and 48 in the first, second, third and fourth quarters of 2009, respectively. The Company continues to lend, and we have expanded our residential mortgage loan originations and seek to expand loans to small businesses in 2010. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to remain a challenge.
Closed residential mortgage loan production for the first, second and third quarters of 2010 totaled $33 million, $33 million and $38 million, respectively, of which $22 million, $24 million and $28 million was sold servicing-released, respectively. In comparison, $36 million in residential loans were produced in the fourth quarter of 2009, of which $19 million was sold servicing-released $28 million in residential loans were produced in the third quarter of 2009, all of it sold servicing released, $43 million in residential loans were produced in the second quarter of 2009, of which $24 million was sold servicing-released, and $38 million in residential loans were produced in the first quarter of 2009, with $20 million sold servicing-released. Applications for residential mortgages totaled $186 million during the first nine months of 2010, compared to $206 million a year ago for the first nine months of 2009. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft for the remainder of 2010.

During the first, second and third quarters of 2010, proceeds from the sale of mortgage backed securities totaling $59.2 million, $27.9 million and $20.5 million, respectively, included securities gains of $2,100,000, $1,377,000 and $210,000, respectively. Because of historically tight spreads it was believed these securities had minimal opportunity to further increase in value. During the third and second quarters of 2010 maturities (primarily pay-downs) totaled $31.1 million and $33.2 million, respectively, and securities portfolio purchases totaled $106.9 million and $74.7 million, respectively. During the first quarter of 2010 maturities (entirely pay-downs) totaled $35.2 million and securities portfolio purchases totaled $56.8 million. Purchases in 2010 were conducted principally to reinvest funds from maturities and the sale of the mortgage backed securities. In comparison, during the third and second quarters of 2009, the sale of mortgage backed securities totaling $25.3 million and $29.5 million, respectively, resulted in securities gains of $1,425,000 and $1,786,000 for each quarter. During the third quarter of 2009, maturities (principally pay-downs) totaled $25.4 million and securities portfolio purchases totaled $47.3 million.
The cost of average interest-bearing liabilities in the third quarter of 2010 decreased 8 basis points to 1.09 percent from second quarter 2010 and was 41 basis points lower than for the third quarter of 2009, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	3rd	2nd	1st	4th	3rd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2009	2009
Rate	1.09%	1.17%	1.25%	1.38%	1.50%
During 2010, the Company’s retail core deposit focus continues to produce strong growth in core deposit customer relationships when compared to prior year results, and resulted in increased balances which offset most of the planned certificate of deposit runoff during the first and second quarters of 2010. A total of 2,018 new households were added during the third quarter of 2010, up from 1,939 in the second quarter 2010 and 1,900 in the first quarter 2010. A year ago, 1,818 new households were added in the third quarter of 2009. The improved deposit mix and lower rates paid on interest bearing deposits during 2010 (and last several quarters) reduced the overall cost of interest bearing deposits to 1.01 percent, 46 basis points lower than a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 60.6 percent of total average interest bearing deposits for the third quarter of 2010, an improvement compared to the average of 52.7 percent a year ago. The average rate for lower cost interest bearing deposits for the third quarter of 2010 was 0.40 percent, down by 18 basis points from 2009’s rate. CD rates paid were also lower compared to 2009, lower by 51 basis points and averaging 1.94 percent for third quarter 2010. Average CDs (the highest cost component of interest bearing deposits) were 39.4 percent of interest bearing deposits for third quarter 2010, compared to 47.3 percent for 2009.

Average deposits totaled $1,690.5 million during the third quarter of 2010, and were $47.4 million lower compared to 2009, due primarily to a planned reduction of brokered deposits and single service time deposit customers. Total average sweep repurchase agreements for third quarter 2010 were $11.2 million lower versus a year ago, a result of public fund customers maintaining larger balances in repurchase agreements during the third quarter of 2009. Average aggregate amounts for NOW, savings and money market balances increased $84.4 million or 10.9 percent to $855.7 million for the third quarter of 2010 compared to 2009, noninterest bearing deposits increased $4.5 million or 1.6 percent to $278.4 million, and average CDs decreased by $136.2 million or 19.7 percent to $556.4 million. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. Average deposits in the Certificate of Deposit Registry program (“CDARs”) that began in mid-2008 that allow customers to have CDs safely insured beyond the FDIC deposit insurance limits, have declined $10.3 million from a year ago to $6.3 million for the third quarter 2010. The higher balance during the third quarter of 2009 reflects the deposit retention efforts that occurred during the financial market disruption a year ago and emphasis on safety at that time. The CDARs product continues to be a favored offering for homeowners’ associations concerned with FDIC insurance coverage.
FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor based on recent legislation passed by Congress. The increase had been temporarily in place since October 14, 2008 and was set to expire on December 31, 2013. Under the FDIC’s Temporary Liquidity Guarantee, or “TLG”, program, the entire amount in any eligible noninterest bearing transaction deposit account is guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. Seacoast National is participating in the TLG program to offer the best possible FDIC coverage to its customers. The TLG program expires December 31, 2010, but provisions under the recent Dodd-Frank legislation will provide coverage for all noninterest bearing transaction account balances at all financial institutions through December 31, 2012.
Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $11.2 million or 13.0 percent from the third quarter of 2009 and were lower by $11.8 million or 13.5 percent compared to second quarter 2010. Public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year, with balances typically peaking during the fourth and first quarters each year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. Other than the maturity of a $15.0 million FHLB advance in November 2009, no other changes have occurred to other borrowings since year-end 2007.
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
The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310 as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450. For the first, second and third quarters of 2010, the provision for loan losses was $2.1 million, $16.7 million and $8.9 million, respectively, substantially lower than provisioning in 2009 for the first, second, third and fourth quarters of $11.7 million, $26.2 million, $45.4 million and $41.5 million, respectively. The provision for loan losses for the first, second and third quarters of 2010 was $1.4 million, $3.5 million and $1.8 million less than net charge-offs, respectively, which totaled $3.5 million or 1.03 percent (annualized) of average total loans, $20.2 million or 5.95 percent of average total loans, and $10.7 million or 3.29 percent of average total loans for each quarter, respectively. Delinquency trends show continued stability (see “Nonperforming Assets”).
Net charge-offs during 2008 and 2009 were higher than in prior years due to higher losses in the commercial construction and land development portfolio secured by residential land. The higher charge-offs reflected collateral property valuations declining and the Company reducing its commercial real estate (“CRE”) loan concentrations by selling $43.9 million of loans which accounted for $20.6 million of total net charge-offs during 2009. During 2010, the Company has sold $29.7 million of loans which accounted for $12.5 million of total net charge-offs. With timely and more aggressive collection efforts, loan sales, and charge-offs, the Company’s residential construction and land development loans have been reduced to $21.3 million or 1.7 percent of total loans at September 30, 2010 (see “Loan Portfolio”), down from approximately $57.6 million or 3.8 percent of total loans at September 30, 2009. Total CRE loans declined 21.7 percent from $770.8 million at September 30, 2009 to $603.6 million at September 30, 2010. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding (as defined in the guidance) represented 217 percent of total risk based capital at September 30, 2010.
The Company has also reduced its concentrations of large individual loan relationships over the periods compared. The following table details the Company’s reduced exposure to large residential construction and land development loans over the past five quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining from $17.8 million at September 30, 2009 to no outstanding balance at September 30, 2010. Of the remaining $21.3 million in loans less than $4 million, $5.7 million or 27 percent are classified as nonperforming.

QUARTERLY TRENDS — LOANS AT END OF PERIOD
(Dollars in Millions)

							2010
		2009		2010			Nonperforming
		3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	3rd Qtr	No.
Residential Construction and Land Development Condominiums	>$4 mil	$5.3	$—	$—	$—	$—	$—	—
	<$4 mil	3.7	6.1	0.9	0.9	0.9	0.9	1
Town homes	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	—	—	—	—	—	—	—
Single Family Residences	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	7.1	4.1	3.9	3.6	3.8	0.3	4
Single Family Land & Lots	>$4 mil	5.9	5.9	5.9	5.9	—	—	—
	<$4 mil	19.5	16.6	15.7	9.6	10.3	3.5	11
Multifamily	>$4 mil	6.6	6.6	6.6	4.3	—	—	—
	<$4 mil	9.5	8.3	8.1	8.2	6.3	1.0	2

TOTAL	>$4 mil	17.8	12.5	12.5	10.2	—	—	—
TOTAL	<$4 mil	39.8	35.1	28.6	22.3	21.3	5.7	18

GRAND TOTAL		$57.6	$47.6	$41.1	$32.5	$21.3	$5.7	18

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
The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing loans for home improvements with maturities of 10 to 15 years) totaled $74.4 million and home equity lines totaled $58.5 million at September 30, 2010, compared to $83.9 million and $60.0 million at September 30, 2009. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines using solely credit scoring, and therefore believes this portfolio of loans, primarily to customers with other relationships to Seacoast National, will perform better than portfolios of peers. Charge-off ratios have been better than those nationally and for Florida during 2010 and 2009. Net charge-offs for the nine months ended 2010 totaled $1,469,000 for home equity lines, compared to $2,782,000 for all of 2009, and home equity lines past due 90 days or more and nonaccrual lines (aggregated) were $1,419,000 and $171,000 at September 30, 2010 and 2009, respectively.
Since year-end 2009, nonaccrual loans declined by $28.4 million to $69.5 million at September 30, 2010, and were $84.5 million lower than at September 30, 2009 (see “Nonperforming Assets”). Loans have declined $134.2 million or 9.6 percent since year-end 2009 and have declined $241.2 million or 16.0 percent since September 30, 2009 (see “Loan Portfolio”).

NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $4,801,000 for the third quarter of 2010, $174,000 or 3.8 percent higher than the third quarter of 2009 and $200,000 or 4.3 percent greater than the second quarter of 2010. Noninterest income accounted for 22.6 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the third quarter of 2010 compared to 19.5 percent a year ago. Noninterest income for the third and second quarters of 2010, and the third quarter of 2009 is detailed as follows:

	3rd Qtr	2nd Qtr	3rd Qtr
(Dollars in thousands)	2010	2010	2009
Service charges on deposits	$1,511	$1,452	$1,732
Trust income	500	491	517
Mortgage banking fees	654	464	337
Brokerage commissions and fees	306	257	326
Marine finance fees	330	310	249
Debit card income	810	822	674
Other deposit-based EFT fees	71	82	73
Merchant income	322	413	371
Other income	297	310	348

Total	$4,801	$4,601	$4,627

For the third quarter of 2010, revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year, by $37,000 or 4.4 percent, but were higher than the second quarter of 2010 by $58,000 or 7.8 percent. Included in the $37,000 decrease, trust revenue was lower by $17,000 or 3.3 percent and brokerage commissions and fees were lower by $20,000 or 6.1 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. The Company completed a new strategic plan for wealth management services in 2009 and has been implementing it in 2010. It is expected that fees from wealth management will improve. For the nine months ended September 30, 2010, income from the company’s wealth management services was $334,000 or 12.6 percent lower compared to 2009.
Service charges on deposits for the third quarter of 2010 were $221,000 or 12.8 percent lower year over year versus third quarter 2009, but were $59,000 or 4.1 percent higher than service charges for the second quarter of 2010. Overdraft income was the primary cause, as this declined $196,000 in 2010 compared to third quarter 2009 but was $51,000 higher compared to second quarter 2010. Overdraft fees represented approximately 76 percent of total service charges on deposits for the third quarter of 2010, comparable with the average for all of 2009 and 74 percent and 76 percent for the first and second quarter of 2010, respectively. We are pleased with this result considering all financial institutions adopted procedures beginning on July 1, 2010 expected to result in a negative impact on overdraft fee income. The Company estimated that approximately 43% or $1.7 million of overdraft fee income related to the changed procedures would be impacted and could reduce fee income. The Company implemented a plan which it believes reduced the impact. Growth rates for remaining service charge fees on deposits have been nominal or declining, as the trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining higher deposit balances. Year-to-date service charges on deposits for 2010 decreased $544,000 or 11.1 percent year over year to $4,335,000.

For third quarter 2010, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National increased $81,000 or 32.5 percent compared to third quarter 2009, and compared to second quarter 2010 were higher by $20,000 or 6.5 percent. The Seacoast Marine Division originated $25 million, $17 million and $17 million in loans during the first, second and third quarters of 2010, respectively, compared to $20 million in loans originated in the first and second quarters of 2009, $15 million during the third quarter of 2009, and $15 million during the fourth quarter of 2009 (a total of $70 million for the total year 2009). These production levels are significantly lower than loan production of $143 million and $186 million during 2008 and 2007, respectively, and are reflective of the economic downturn. Of the loans originated during the first, second and third quarters of 2010, $20 million, $17 million and $17 million were sold (91.5 percent of year-to-date production). This compares to sales as a percentage of production of 97.1 percent, 99.3 percent, and 86.0 percent for all of 2009, 2008 and 2007, respectively. As economic conditions deteriorated over 2008, attendance at boat shows by consumers, manufacturers, and marine retailers was lower than in prior years, and as a result marine sales and loan volumes were lower and are expected to continue to be lower for 2010. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.
Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the third quarter of 2010, debit card income increased $136,000 or 20.2 percent from 2009’s third quarter. Debit card and other deposit-based EFT revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.
Merchant income was $49,000 or 13.2 percent lower for third quarter 2010, compared to one year earlier, and was $91,000 or 22.0 percent lower when compared to the second quarter of 2010. Merchant income as a source of revenue is dependent upon the volume of credit card transactions that occur with merchants who have business demand deposits with Seacoast National. Merchant income historically has been highest in the first quarter each year, reflecting seasonal sales activity. For the first nine months of 2010, merchant income was $155,000 or 11.4 percent lower than a year ago and was the result of lower volumes which also reduced processing expenses by $157,000 for the nine months.
The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the third quarter of 2010 increased $317,000 or 94.1 percent from third quarter 2009, and were $190,000 higher than second quarter 2010’s result. Mortgage banking revenue as a component of overall noninterest income was 13.6 percent for the third quarter of 2010, improving from 10.1 percent and 9.2 percent for the first and second quarters of 2010, respectively, and 9.2 percent for all of 2009. Sales of residential loans for the third quarter of 2010 totaled $28 million, increasing from $22 million and $24 million in the first and second quarters of 2010, respectively. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company had more opportunities in markets it serves during 2009 and this has continued in 2010. The Company also began offering FHA loans during the second quarter of 2009, a product previously not offered.

Other income for the third quarter of 2010 decreased $51,000 or 14.7 percent compared to a year ago. Operating income from check charges and letter of credit fees declined year over year by $19,000 and $10,000, and most other line items in other income were slightly lower, including wire transfer fees, income from sales of cashiers checks and money orders, and miscellaneous other fees.
NONINTEREST EXPENSES
When compared to third quarter 2009, total noninterest expenses for the third quarter of 2010 decreased by $262,000 or 1.3 percent to $20,244,000. Net losses on other real estate owned (OREO) and repossessed assets decreased by $996,000 from $1,845,000 for the third quarter of 2009 but were partially offset by an increase in asset disposition expenses of $367,000. For the first nine months ended September 30, 2010, excluding the impairment write-down of goodwill of $49,813,000 in the second quarter of 2009, noninterest expenses were $1,767,000 or 2.9 percent higher versus a year ago, totaling $62,833,000. The primary cause for this increase over 2009 was higher net losses on OREO and repossessed assets and asset disposition costs (aggregated) of $3,571,000 recorded in the first quarter of 2010, which together with second and third quarter 2010’s decreases in losses year over year of $1,025,000 and $629,000, respectively, summed to a $1,917,000 increase for the nine month period in this expense item.
Noninterest expenses for 2010 have been in line with our expectations. Salaries, wages and benefits were $38,000 or 0.5 percent lower for third quarter 2010 compared to the same period in 2009. Cost reductions were also achieved in communication costs, occupancy, and furniture and equipment expenses, and marketing expenditures, all of which declined when comparing the third quarter of 2010 to 2009 for the same period.
Salaries and wages for the third quarter of 2010 increased nominally to $6,631,000 compared to the prior year’s third quarter. For the first nine months of 2010, salaries and wages were $378,000 or 1.9 percent lower. Severance during the third quarter was $110,000 lower in 2010 than a year ago, and was $300,000 lower for the nine months ended September 30, 2010 versus 2009. Savings from the branch closures in 2009 and lower commission payments due to lower revenues generated from wealth management and weak lending production were also causes for the decrease for the nine months ended September 30, 2010, compared to 2009. Base salaries were 0.6 percent higher year over year for the third quarter, with full-time equivalent employees (“FTEs”) totaling 419 at September 30, 2010, compared to 413 FTEs at September 30, 2009.
Employee benefits costs increased by $5,000 to $1,367,000 from the third quarter of 2009, and were $317,000 or 6.5 percent lower for the first nine months of 2010 compared to a year ago. The Company recognized slightly higher claims experience in the third quarter of 2010 for its self-funded health care plan compared to 2009, an increase of $4,000 versus the third quarter a year ago. In addition, unemployment compensation costs were $3,000 higher year over year for the third quarter of 2010 due to the state of Florida increasing rates to replenish funding pools for compensation disbursements, and payroll taxes increased by $6,000. Partially offsetting, 401K costs were $8,000 lower for the same period.

Outsourced data processing costs totaled $1,772,000 for the third quarter of 2010, a decrease of $80,000 from the second quarter of 2010, but higher than the third quarter a year ago, by $67,000 or 3.9 percent. Year-to-date, outsourced data processing costs for 2010 increased slightly, by 1.8 percent. Seacoast National utilizes third parties for its core data processing systems and merchant services processing. Outsourced data processing costs are directly related to the number of transactions processed. Merchant income and merchant services processing costs were lower year over year, with fewer transactions occurring at local businesses reflecting the poor economy (see “Noninterest Income”). Merchant services processing expenses were $47,000 lower than a year ago for the third quarter of 2009. More than offsetting, core data processing and check card processing costs were $80,000 and $24,000 higher for the third quarter of 2010, versus a year ago. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.
Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, decreased by $89,000 or 18.9 percent to $383,000 for the third quarter of 2010 when compared to 2009, and for the nine months ended September 30, 2010 were $231,000 or 16.3 percent lower than a year ago. Improved systems and monitoring of services utilized as well as reducing the number telephone lines (in part due to our branch consolidations) has reduced our communication costs, and these costs should continue to be lower prospectively when compared to prior year.
Total occupancy, furniture and equipment expenses for the third quarter of 2010 decreased $224,000 or 8.2 percent to $2,523,000, year over year, versus the same period in 2009. For the nine months ended September 30, 2010, these costs were 8.7 percent lower as well. Included in the $224,000 decrease during the third quarter of 2010 were lease payments for bank premises decreasing $57,000, and lower depreciation, utility costs (power, lights and water) and maintenance and repair expenditures, declining $102,000, $37,000 and $13,000, respectively. Office relocation costs were lower as well, by $10,000 during the third quarter of 2010, compared to 2009’s third quarter.
For the third quarter of 2010, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $62,000 or 9.7 percent to $577,000 when compared to third quarter 2009. More importantly, year-to-date marketing expense for 2010 is $598,000 or 38.6 percent greater than a year ago, reflecting a focused campaign in our markets targeting the customers of competing financial institutions in our markets and promoting our brand. Television and radio advertising, direct mail activities, and sales promotions have been ramped up the most during the nine months ended September 30, 2010 versus a year ago, by $221,000, $230,000 and $127,000, respectively.
Legal and professional fees increased by $838,000 or 50.7 percent to $2,491,000 for the third quarter of 2010, compared to a year ago for 2009, and were $1,546,000 or 33.3 percent greater for the nine month period ended September 30, 2010, versus last year. Legal fees were $129,000 higher for the third quarter of 2010 year over year, primarily due to costs related to problem assets, principally OREO. Compared to third quarter 2009, regulatory examination fees and CPA fees on an aggregate basis were $9,000 lower for 2010, and professional fees were $716,000 higher reflecting ongoing strategic planning assistance. Professional fees have generally been higher during this period of increased regulatory compliance. The Company also uses the consulting services of a former bank regulator who also serves as a director of Seacoast National to assist it with its compliance with the formal agreement and regulatory examinations. For the nine months ended September 30, 2010 and 2009, Seacoast National paid $460,000 and $385,000, respectively, for these services.

The FDIC assessment for third quarter 2010 totaled $966,000, compared to first and second quarter 2010’s assessment of $1,006,000 and $1,039,000, respectively. FDIC assessments for the first, second, third and fourth quarters of 2009 totaled $877,000, $2,026,000, $1,007,000 and $1,042,000, respectively. In addition, on April 1, 2009 a higher base assessment went into effect as well as the FDIC’s implementation of a more complex risk-based formula to calculate assessments. The FDIC also mandated the prepayment of assessments for the next three years plus fourth quarter 2009’s assessment that was remitted on December 30, 2009. The amount of the prepayment totaled $14.8 million. The Company anticipates that FDIC insurance costs are likely to remain elevated, with assessments possibly increasing even more depending on the severity of bank failures and their impact to the FDIC’s Deposit Insurance Fund.
Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $4,073,000, $415,000 and $1,436,000 for the first, second and third quarters of 2010, respectively, compared to $502,000, $1,440,000 and $2,065,000 for the same periods in 2009. These costs moderated somewhat during the second and third quarters of 2010. Of the $1,436,000 total for the third quarter of 2010, assets disposition costs summed to $587,000 and net losses on OREO and repossessed assets totaled $849,000. These costs will likely continue to be higher over the remainder of 2010 and into 2011 as problem assets migrate toward liquidation.
Other noninterest expenses decreased $160,000 or 7.1 percent to $2,098,000 when comparing the third quarter of 2010 to the same quarter a year ago. Increasing year over year for the third quarter of 2010 were employee placement and relocation fees (up $31,000, including headhunter fees), insurance (up $105,000, including property and casualty as well as other liability coverage), credit information costs (up $23,000), and dealer referral fees (up $33,000, related to marine lending). More than offsetting, directors fees were lower (down $42,000), as were stationery and supplies expenditures (down $32,000), charge-offs related to robbery and customer fraud (down $49,000), memberships, books and publications (down $26,000), property appraisals (down $58,000) and amortization of intangibles (down $103,000). Other noninterest expenses for the nine month period ended September 30, 2010 were $150,000 or 2.2 percent above 2009 for the same period. One-time settlements regarding a branch lease terminated in 2009 and a customer dispute (each for $150,000) recorded in the first quarter of 2010 were the primary contributors to the increase year over year for the nine months.
INCOME TAXES
No income tax benefit was recorded for the first, second and third quarters of 2010, consistent with the third and fourth quarters of 2009. In comparison, an income tax benefit of $3.1 million and $8.7 million was recorded for the first and second quarters of 2009, respectively.
The tax benefit for the net loss for the first, second and third quarters of 2010 totaled $0.6 million, $5.3 million and $2.8 million, respectively. The deferred tax valuation allowance was increased by a like amount, and therefore there was no change in the carrying value of deferred tax assets which are supported by tax planning strategies (see “Critical Accounting Estimates - Deferred Tax Assets”). The tax benefit for the net loss for the third and fourth quarters of 2009 totaled $29.7 million, and also was offset by a valuation allowance of a like amount. As the economy shows signs of improvement and our credit costs moderate, we anticipate that we will be able to place increased reliance on our forecast of future taxable earnings, which would result in realization of future tax benefits.

FINANCIAL CONDITION
CAPITAL RESOURCES
The Company’s equity capital at September 30, 2010 totaled $179.6 million and the ratio of shareholders’ equity to period end total assets was 8.92 percent, compared with 7.06 percent at December 31, 2009, and 8.43 percent at September 30, 2009. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies. The Company and its banking subsidiary, Seacoast National, are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. As a result, the Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.38 percent at September 30, 2010, higher than December 31, 2009’s ratio of 15.16 percent and higher than 16.21 percent at September 30, 2009. The Bank agreed to maintain a Tier 1 capital (to adjusted average assets) (“leverage ratio”) ratio of at least 8.50 percent and a total risk-based capital ratio of at least 12.00 percent with its primary regulator the Office of the Comptroller of the Current (the “OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes, to which the Bank is currently in compliance.
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
The Company has suspended the payment of dividends on both the common stock and Series A Preferred Stock, as well as all distributions on its trust preferred securities, as a result of Federal Reserve policies related to dividends and other distributions. Dividends will be suspended until such time as dividends are allowed by the Federal Reserve.
As of September 30, 2010, our accumulated deferred dividend payments on Series A Preferred Stock was $4,215,000 and our accumulated deferred interest payment on trust preferred securities was $1,715,000.
At September 30, 2010, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
September 30, 2010:
Tier 1 capital ratio	17.11%	15.54%	6%
Total risk-based capital ratio	18.38%	16.81%	10%
Tier 1 leverage ratio	10.53%	9.56%	5%

*	For subsidiary bank only

LOAN PORTFOLIO
Total loans (net of unearned income) were $1,263,346,000 at September 30, 2010, $241,220,000 or 16.0 percent less than at September 30, 2009, and $134,157,000 or 9.6 percent less than at December 31, 2009. The following table details loan portfolio composition at September 30, 2010, December 31, 2009 and September 30, 2009:

	Sept. 30,	Dec. 31,	Sept. 30,
(In thousands)	2010	2009	2009
Commercial real estate	$603,628	$709,285	$770,814
Residential real estate	553,260	562,660	600,773
Commercial and financial	53,982	61,058	65,954
Consumer	52,192	64,024	66,739
Other loans	284	476	286

Total	$1,263,346	$1,397,503	$1,504,566

Overall loan growth was negative when comparing outstanding balances at September 30, 2010 to prior year, as a result of the economic recession, including lower demand for commercial loans, and the Company’s successful divestiture of specific problem loans (including residential construction and land development loans) through loan sales. Total problem loans sold in 2010 totaled almost $30 million and for 2009 totaled $82 million, with the Company significantly reducing its exposure to construction and land development loans and improving the Company’s overall risk profile.
As shown in the table above, commercial real estate loans decreased $167,186,000 or 21.7 percent from September 30, 2009 to $603,628,000 at September 30, 2010 and residential real estate loans decreased $47,513,000 or 7.9 percent to $553,260,000. The primary cause for the decrease in commercial real estate loans was a reduction in construction and land development loans for residential and commercial properties of $36,362,000 or 63.1 percent and $93,226,000 or 72.5 percent, respectively. Total outstanding balances for these portfolios have been reduced to $21,301,000 and $35,410,000, respectively, at September 30, 2010. Also decreasing, commercial real estate mortgages were lower by $37,598,000 or 6.4 percent to $546,917,000. Construction and land development loans to individuals for personal residences included in residential real estate loans were lower as well, declining $6,374,000 or 15.2 percent to $35,438,000. In addition, adjustable rate residential mortgages were lower year over year, by $25,029,000 or 7.7 percent to $300,883,000. Fixed rate residential mortgages, home equity mortgages and home equity lines changed less significantly and totaled $84,056,000, $74,428,000 and $58,455,000 at September 30, 2010. Commercial and financial loans and consumer loans (principally installment loans to individuals) decreased $11,972,000 or 18.2 percent and $14,547,000 or 21.8 percent, respectively, from a year ago to $53,982,000 and $52,192,000 at September 30, 2010, reflecting the impact on lending of the economic downturn.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at September 30, 2010 and 2009:

September 30	2010			2009
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$0.9	$—	$0.9	$9.0	$0.2	$9.2
Town homes	—	—	—	—	—	—
Single Family Residences	3.8	0.7	4.5	7.1	1.4	8.5
Single Family Land & Lots	10.3	0.1	10.4	25.4	0.4	25.8
Multifamily	6.3	—	6.3	16.1	—	16.1

	21.3	0.8	22.1	57.6	2.0	59.6

Commercial:
Office buildings	—	—	—	13.8	0.6	14.4
Retail trade	—	—	—	23.0	0.9	23.9
Land	35.1	0.1	35.2	50.8	0.9	51.7
Industrial	0.3	—	0.3	8.2	0.4	8.6
Healthcare	—	—	—	4.8	1.5	6.3
Churches & educational Facilities	—	—	—	—	—	—
Lodging	—	—	—	—	—	—
Convenience Stores	—	—	—	—	—	—
Marina	—	—	—	28.1	0.2	28.3
Other	—	—	—	—	—	—

	35.4	0.1	35.5	128.7	4.5	133.2

	56.7	0.9	57.6	186.3	6.5	192.8

Individuals:
Lot loans	26.3	—	26.3	30.7	—	30.7
Construction	9.1	7.4	16.5	11.1	6.8	17.9

	35.4	7.4	42.8	41.8	6.8	48.6

Total	$92.1	$8.3	$100.4	$228.1	$13.3	$241.4

*
Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2010 aggregated to $157.1 million (versus $174.9 million a year ago) and for the top 30 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $301.6 million (compared to 45 relationships aggregating to $441.6 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at September 30, 2010 and 2009:

September 30	2010			2009
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$122.9	$1.0	$123.9	$144.2	$1.5	$145.7
Retail trade	152.0	—	152.0	151.4	—	151.4
Industrial	79.8	1.1	80.9	89.3	2.0	91.3
Healthcare	29.0	—	29.0	25.4	0.6	26.0
Churches and educational facilities	29.4	—	29.4	30.8	0.1	30.9
Recreation	2.9	0.1	3.0	3.3	0.5	3.8
Multifamily	23.2	—	23.2	35.1	0.7	35.8
Mobile home parks	2.6	—	2.6	5.6	—	5.6
Lodging	22.1	—	22.1	25.6	—	25.6
Restaurant	4.5	—	4.5	5.0	—	5.0
Agriculture	10.7	0.4	11.1	12.0	1.2	13.2
Convenience Stores	18.9	—	18.9	22.8	—	22.8
Marina	22.1	—	22.1	5.9	—	5.9
Other	26.8	0.3	27.1	28.1	0.5	28.6

Total	$546.9	$2.9	$549.8	$584.5	$7.1	$591.6

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $325 million and $222 million, respectively, at September 30, 2010, compared to $361 million and $224 million, respectively, a year ago.
At September 30, 2010, approximately $301 million or 58 percent of the Company’s residential mortgage balances were adjustable, compared to $326 million or 58 percent a year ago. Loans secured by residential properties having fixed rates totaled approximately $158 million at September 30, 2010, of which 15- and 30-year mortgages totaled approximately $26 million and $58 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $173 million at September 30, 2009, with 15- and 30-year fixed rate residential mortgages totaling approximately $32 million and $58 million, respectively. The Company also has a small home equity line portfolio totaling approximately $58 million at September 30, 2010, slightly lower than the $60 million that was outstanding at September 30, 2009.
Commercial loans decreased and totaled $53,982,000 at September 30, 2010, compared to $65,954,000 a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which totaled $52,192,000 (versus $66,739,000 a year ago), real estate construction loans to individuals secured by residential properties which totaled $9,138,000 (versus $11,071,000 a year ago), and residential lot loans to individuals which totaled $26,300,000 (versus $30,741,000 a year ago).
At September 30, 2010, the Company had commitments to make loans of $104 million, compared to $156 million at September 30, 2009.

Loan Concentrations
Over the past two years and into 2010, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $430.2 million to $167.4 million at September 30, 2010 compared with year-end 2007.
Commercial Relationships Greater than $10 Million (dollars in thousands)

	Sept. 30,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Performing	$113,822	$145,797	$374,241	$592,408
Performing TDR*	28,395	31,152	—	—
Nonaccrual	25,186	28,525	14,873	5,152
Total	$167,403	$205,474	$389,114	$597,560
Top 10 Customer Loan Relationships	$157,119	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures
Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses was reduced to 65.8 percent at September 30, 2010, compared with 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.
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

	Sept. 30,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Construction & Land Development Loans to Total Risk Based Capital	44%	81%	206%	265%
CRE Loans to Total Risk Based Capital	217%	274%	389%	390%

The following is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) totaling $56,711,000 at September 30, 2010 and $186,299,000 at September 30, 2009:

	% of Total
	Construction
	and Land Development
	Loans
Florida County	2010	2009

Palm Beach	42.9	24.6
Indian River	16.2	11.9
St. Lucie	10.9	13.8
Martin	8.1	4.6
Brevard	6.5	9.3
Okeechobee	4.6	1.7
Collier	4.4	1.6
Orange	1.7	3.4
Charlotte	1.6	0.5
Lake	1.3	0.3
Hendry	1.2	0.8
Marion	0.4	1.0
Highlands	0.0	8.4
Miami-Dade	0.0	8.2
Volusia	0.0	6.7
Broward	0.0	2.7
Pinellas	0.0	0.3
Other	0.2	0.2

Total	100.0	100.0

ALLOWANCE FOR LOAN LOSSES
Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $38,447,000 at September 30, 2010, $10,403,000 less than at September 30, 2009 and $6,745,000 lower than at December 31, 2009. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.
The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of September 30, 2010, the specific allowance related to impaired loans individually evaluated totaled $11.6 million.

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

The allowance as a percentage of loans outstanding was 3.04 percent at September 30, 2010, compared to 3.25 percent at September 30, 2009 and 3.23 percent at December 31, 2009. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.
During the first, second and third quarters of 2010, net charge-offs totaled $3,541,000, $20,209,000 and $10,700,000, respectively. This compares to $8,540,000 in the first quarter of 2009, $15,109,000 in the second quarter of 2009, $40,142,000 in the third quarter of 2009 and $45,172,000 in the fourth quarter of 2009. Some of the increase in charge-offs during 2009 and 2010 were related to loan sales to reduce risk in the loan portfolio. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs would decline. Net charge-offs year-to-date at September 30, 2010 and 2009 were as follows:

Nine Months Ended	September 30, 2010			September 30, 2009
	Charge-			Charge-
(In thousands)	Offs	Recoveries	Net	Offs	Recoveries	Net
Commercial real estate	$26,837	$958	$25,879	$47,625	$590	$47,035
Residential real estate	5,862	568	5,294	12,669	157	12,512
Commercial & financial	402	336	66	1,879	81	1,798
Consumer	3,441	230	3,211	2,628	182	2,446

Total	$36,542	$2,092	$34,450	$64,801	$1,010	$63,791

Concentrations of credit risk, discussed under “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2010, the Company had $1.157 billion in loans secured by real estate, representing 91.6 percent of total loans, up nominally from September 30, 2009. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. Included in real estate loans, the Company has a credit exposure to commercial real estate developers and investors with total commercial real estate construction and land development loans of $56.7 million or 4.5 percent of total loans at September 30, 2010, down from $186.3 million or 12.4 percent at September 30, 2009. At September 30, 2010, a total of $29.2 million of the $56.7 million is on nonaccrual. The Company’s exposure to these credits is secured by project assets and personal guarantees. The exposure to this industry group, together with an assessment of current trends and expected future financial performance, are considered in our evaluation of the adequacy of the allowance for loan losses.

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
NONPERFORMING ASSETS
Nonperforming assets at September 30, 2010 totaled $101,925,000 and are comprised of $69,519,000 of nonaccrual loans and $32,406,000 of other real estate owned (“OREO”), compared to $180,800,000 at September 30, 2009 (comprised of $153,981,000 in nonaccrual loans and $26,819,000 of OREO). At September 30, 2010, approximately 92 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the table below for details about nonaccrual loans. At September 30, 2010, nonaccrual loans have been written down by approximately $34.3 million or 35.8 percent of the original loan balance (including specific impairment reserves). OREO has increased as problem loans migrated to foreclosure.
Sales of loans were nominal during the first and third quarter of 2010, compared to second quarter 2010 loan sales. Year-to-date sales totaled $30 million at an average price of 60 percent of the outstanding ledger balance, and for all of 2009 sales totaled $82 million, at an average price of approximately 56 percent of the outstanding ledger balance. Prospectively, the Company anticipates loan sales will continue to play a lesser role in connection with liquidation efforts, since we have substantially reduced our largest borrower concentrations. The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. Some TDRs that have never been past due continue as accruing loans of which $11.1 million were performing. Accruing restructured loans totaled $64.4 million at September 30, 2010.

	Nonaccrual Loans			Accruing
September 30, 2010	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$5,564	$159	$5,723	$2,501
Commercial	23,634	—	23,634	486
Individuals	1,752	177	1,929	3,165

	30,950	336	31,286	6,152
Residential real estate mortgages	11,496	3,271	14,767	21,040
Commercial real estate mortgages	8,552	9,423	17,975	36,484

Real estate loans	50,998	13,030	64,028	63,676
Commercial and financial	286	4,671	4,957	—
Consumer	56	478	534	727

	$51,340	$18,179	$69,519	$64,403

At September 30, 2010 and 2009, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2010		2009
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	72	$21,638	60	$20,834
Maturity extended with change in terms	126	56,277	130	38,221
Forgiveness of principal	2	2,576	—	—
Payment structure changed to allow for interest only payments	1	408	—	—
Not elsewhere classified	10	6,410	1	277

	211	$87,309	191	$59,332

At September 30, 2010, loans totaling $133,939,000 were considered impaired (comprised of total nonaccural and TDRs)(see “Note F — Impaired Loans and Allowance for Loan Losses”).
For more than 30 months, management has maintained an intensive focus on the commercial real estate portfolio given the general economic stress in the Company’s markets. The majority of these credits have been reviewed using current financial information and were appropriately risk graded. During the third and fourth quarters of 2009, additional reviews of all internally classified CRE loans were conducted. This included tests of cash flows against current outlook, the borrowers’ current condition and borrower financial trends. As a result of the reviews conducted, nonperforming loans increased and may have peaked in the third quarter of 2009.

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
SECURITIES
At September 30, 2010, the Company had $426,931,000 in securities available for sale (representing 94.8 percent of total securities), and securities held for investment of $23,500,000 (5.2 percent of total securities). The Company’s securities portfolio increased $88,393,000 or 24.4 percent from September 30, 2009 and $39,696,000 or 9.7 percent from December 31, 2009.
As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $438,666,000 of total securities, approximately 97 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

Cash and due from banks and interest bearing deposits (aggregated) totaled $201,242,000 at September 30, 2010, compared to $170,155,000 at September 30, 2009 and $215,100,000 at December 31, 2009, which reflects the decline in the loan portfolio and funds from the capital raised during 2009 and 2010. The Company has maintained additional liquidity during the uncertain environment and may use these funds to increase loans and investments as the economy continues to improve.
At September 30, 2010, available for sale securities had gross losses of $1,068,000 and gross gains of $9,249,000, compared to gross losses of $2,273,000 and gross gains of $9,618,000 at September 30, 2009. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first, second and third quarters of 2010 and 2009, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see discussion under “Critical Accounting Estimates — Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).
Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.
DEPOSITS AND BORROWINGS
Total deposits decreased $124,257,000 or 7.1 percent to $1,637,030,000 at September 30, 2010 compared to one year earlier, reflecting declining brokered deposits and single service time deposits. Since September 30, 2009, interest bearing deposits (NOW, savings and money markets deposits) increased $25,944,000 or 3.3 percent to $814,098,000, noninterest bearing demand deposits increased $12,647,000 or 4.8 percent to $276,739,000, and CDs decreased $162,848,000 or 23.0 percent to $546,193,000. Included in CDs, brokered time deposits decreased $43,681,000 to $11,788,000 at September 30, 2010 from prior year, of which $6,300,000 are attributable to CDARs. Funds deposited under the CDARs program are required to be classified as brokered deposits.
The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008. During the third quarter of 2010, new personal checking retail relationships opened during the quarter were up 19.1 percent from the same quarter a year ago and 14.1 percent from the second quarter of 2010. Likewise, new commercial business checking deposit relationships opened during the third quarter of 2010 increased by 30.7 percent compared to the same quarter a year ago. Since initial implementation in 2008, the acquisition of new retail checking deposit households and the average services per household have increased 32.4 percent and 37.0 percent, respectively.
Securities sold under repurchase agreements decreased over the past twelve months by $6,275,000 or 9.1 percent to $62,522,000 at September 30, 2010. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public fund depositors switching to sweep repurchase agreements comprised a significant amount of the outstanding balance a year ago, when safety was a major concern for these customers. At September 30, 2010, the number of sweep repurchase accounts was 181, compared to 208 a year ago.

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
The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at September 30, 2010 included derivative product assets of $118,000. In comparison, at September 30, 2009 net derivative product assets of $77,000 were outstanding.
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
Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $104 million at September 30, 2010, and $156 million at September 30, 2009.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 13.3 percent if interest rates are shocked 200 basis points up over the next 12 months and 6.7 percent if interest rates are shocked up 100 basis points. Prior discussions focused on rates gradually increasing over the projected period, however recent regulatory guidance has placed more emphasis on rate shocks.
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 17.1 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing recently validated for the Company by an independent third party consulting group.
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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2010, Seacoast National had available lines of credit under current lendable collateral value, which are subject to change, of $328 million. Seacoast National had $160 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $222 million in residential and commercial real estate loans available as collateral.
Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $201,242,000 on a consolidated basis at September 30, 2010 as compared to $170,155,000 at September 30, 2009. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks decreased $4,682,000 to $27,833,000 while interest bearing deposits grew to $173,409,000 from $137,640,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios.
The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At September 30, 2010, the Company had cash and cash equivalents of approximately $21.9 million, comprised of remaining proceeds from our common stock offering which was consummated in the second quarter of 2010. The Company has suspended all dividends upon its Series A preferred stock and its common stock, and has deferred distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Financial Condition - Capital Resources”).
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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 1.9 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to decrease the EVE 7.6 percent.
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2010 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
At September 30, 2010 and 2009, our nonperforming loans (which consist of nonaccrual loans) totaled $69.5 million and $154.0 million, or 5.5 percent and 10.2 percent of the loan portfolio, respectively. At September 30, 2010 and 2009, our nonperforming assets (which include foreclosed real estate) were $101.9 million and $180.8 million, or 5.1 percent and 8.5 percent of assets, respectively. In addition, we had approximately $17,000 and $48,000 in accruing loans that were 90 days or more delinquent at September 30, 2010 and 2009, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.
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
CRE is cyclical and poses risks of loss to us due to concentration levels and similar risks of the asset, especially since we had 47.8 percent and 51.2 percent of our portfolio in CRE loans at September 30, 2010 and 2009, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During the first nine months of 2010, we added $27.7 million of provisioning for loan losses, in addition to provisioning of $124.8 million for the entire year in 2009, $88.6 million in 2008 and $12.7 million in 2007, in part reflecting collateral evaluations in response to changes in the market values of land collateralizing acquisition and development loans.
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

We also participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. TLG’s noninterest-bearing transaction deposit account guarantee program was scheduled to expire on December 31, 2009, but was extended to December 31, 2010. Management decided to participate in the extended program. Institutions that participate in the program are required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The increased premiums and TLG assessments charged by the FDIC increased our noninterest expense for the first, second and third quarters of 2010 and will continue to increase our noninterest expense prospectively.
Under the Dodd-Frank legislation recently passed, unlimited deposit insurance coverage on noninterest bearing transaction accounts to all FDIC insured institutions was approved through December 31, 2012. Unlike the TLG program, which will expire at December 31, 2010, the Dodd-Frank provisions apply at all FDIC insured institutions and will cover only traditional checking accounts that do not pay interest.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval. However, we held approximately $21.9 million of cash and short-term investments at September 30, 2010, largely due to the receipt of proceeds from our common stock offering, which was consummated in the second quarter of 2010. We invested all of the $50.0 million of the TARP CPP proceeds and an additional $108.0 million of proceeds from our offerings in Seacoast National to meet the OCC capital requirements. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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
As of September 30, 2010, we had net deferred tax assets of $16.9 million after we recorded a $44.0 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of our deferred tax asset.
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
We are currently authorized to issue up to 300 million shares of common stock, of which 93,452,708 shares were outstanding as of September 30, 2010, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. During the second quarter of 2010, the Company issued Series B convertible preferred stock raising $47.3 million in capital, with additional common stock of 34,465,348 shares issued at conversion five days after approval by shareholders at the annual shareholders’ meeting on June 22, 2010. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.
The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 0.6 percent of the shares of our common stock outstanding as of September 30, 2010 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.
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

Financial services legislative and regulatory reforms may have a significant impact on our businesses and results of operations.

Enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations that may be issued by U.S. regulators implementing such legislation (as well as actions that may be taken by legislatures and regulatory bodies in other countries) could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, establish more stringent capital, liquidity and leverage requirements, or otherwise significantly adversely affect our businesses.

In addition, increased regulatory focus on consumer protection practices have resulted in changes in certain of the Company’s practices, have increased costs of compliance and, for certain businesses, reduced income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first, second and third quarters of 2010 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/10 to 1/31/10	0	$0	668,657	156,343
2/1/10 to 2/28/10	0	0	668,657	156,343
3/1/10 to 3/31/10	0	0	668,657	156,343

Total — 1st Quarter	0	0	668,657	156,343

4/1/10 to 4/30/10	0	0	668,657	156,343
5/1/10 to 5/31/10	0	0	668,657	156,343
6/1/10 to 6/30/10	0	0	668,657	156,343

Total — 2nd Quarter	0	0	668,657	156,343

7/1/10 to 7/31/10	0	0	668,657	156,343
8/1/10 to 8/31/10	0	0	668,657	156,343
9/1/10 to 9/30/10	0	0	668,657	156,343

Total — 3rd Quarter	0	0	668,657	156,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.
Item 3. Defaults upon Senior Securities
On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. Therefore, the Company is currently in arrears with the dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, the amount of the arrearage on the dividend payments of Series A Preferred Stock is $4,215,000 and the amount of the arrearage on the payments on the subordinated debt associated with trust preferred securities is $1,715,000. The total arrearage on both securities is $5,930,000 as of September 30, 2010.
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

SEACOAST BANKING CORPORATION OF FLORIDA

November 9, 2010	/s/ Dennis S. Hudson, III DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 9, 2010	/s/ William R. Hahl WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer