Form 10-K
period 2010-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2011-03-15
CIK 730708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Common Stock, Par Value $0.10
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2010, as reported on the Nasdaq Global Select Market, was $96,164,715.

The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of March 11, 2011, was 93,504,788.

DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of the registrant’s 2011 Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2011 (the “2011 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2011 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2011 Proxy Statement shall be deemed so incorporated.

2. Certain portions of the registrant’s 2010 Annual Report to Shareholders for the fiscal year ended December 31, 2010 (the “2010 Annual Report”) are incorporated by reference into Part II, Items 6 through 8 of this report. Other than those portions of the 2010 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2010 Annual Report shall be deemed so incorporated.

Certain statistical data required by the Securities and Exchange Commission are included on pages 15-50 of Exhibit 13.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

Various of the statements made herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provided by the same.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast to be materially different from those set forth in the forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	changes in governmental monetary and fiscal policies, including interest rate policies of the Federal Reserve Board (the “FRB”);

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•	changes in accounting policies, rules and practices and applications or determinations made thereunder;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate in the United States and in the communities we serve, which could impact write-downs of assets, our ability to liquidate non-performing assets, realized losses on the disposition of non-performing assets and increased credit losses;

•	our ability to comply with any requirements imposed on us or on Seacoast National Bank (“Seacoast National”) by regulators and the potential negative consequences that may result;

•	our concentration in commercial real estate loans;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

•	statutory and regulatory restrictions on our ability to pay dividends to our shareholders, including those imposed by our participation in the U.S. Department of the Treasury (the “Treasury”) Capital Purchase Program (“CPP”);

•	any applicable regulatory limits on Seacoast National’s ability to pay dividends to us;

•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made, except as required by law.

Part I

Item 1.	Business

General

We are a bank holding company, incorporated in Florida in [date of incorporation], and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our principal subsidiary is Seacoast National Bank (“Seacoast National”). Seacoast National commenced its operations in 1933, and operated prior to 2006 as “First National Bank & Trust Company of the Treasure Coast”.

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

As of December 31, 2010, we had total consolidated assets of approximately $2,016.4 million, total deposits of approximately $1,637.2 million, total consolidated liabilities, including deposits, of approximately $1,850.1 million and consolidated shareholders’ equity of approximately $166.3 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2010 Annual Report.

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products to our customers. Seacoast National had 39 banking offices in 13 counties in Florida at year-end 2010. We have 23 branches in the “Treasure Coast,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast.

Most of our banking offices have one or more automated teller machines (“ATMs”) providing customers with 24-hour access to their deposit accounts. We are a member of the “Star System,” the largest electronic funds transfer organization in the United States, which permits banking customers access to their accounts at 2.3 million participating ATMs and retail locations throughout the United States.

Seacoast National’s “MoneyPhone” system allows customers to access information on their loan or deposit account balances, transfer funds between linked accounts, make loan payments, and verify deposits or checks that may have cleared. This service is available 24 hours a day, seven days a week.

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

We have seven indirect, wholly-owned subsidiaries:

•	FNB Brokerage Services, Inc. (“FNB Brokerage”), which provides brokerage and annuity services;

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National; and

•	TCoast Holdings, LLC, BR West, LLC, TC Stuart, LLC and TC Property Ventures, LLC, each of which was formed to own and operate certain properties acquired through foreclosure.

We directly own all the common equity in five statutory trusts relating to our trust preferred securities:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005, also for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust III, formed on June 29, 2007, for the purpose of issuing $12 million in trust preferred securities; and

•	SBCF Statutory Trusts IV and V, formed on May 16, 2008, for the purpose of issuing additional preferred securities in the future. These trusts have been inactive since their formation.

The operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% of our consolidated assets and revenues.

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

We make available, free of charge on our corporate website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Employees

As of December 31, 2010, we and our subsidiaries employed 398 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Expansion of Business

We have expanded our products and services to meet the changing needs of the various segments of our market, and we presently expect to continue this strategy. We have expanded geographically primarily through the addition of de novo branches. We also from time to time have acquired banks, bank branches and deposits, and have opened new branches and loan production offices.

In 2002, we entered Palm Beach County by establishing a new branch office. On April 30, 2005, we acquired Century National Bank, a commercial bank headquartered in Orlando, Florida. Century National Bank operated as our wholly owned subsidiary until August 2006 when it was merged with Seacoast National.

In April 2006, we acquired Big Lake National Bank (“Big Lake”), a commercial bank headquartered in Okeechobee, Florida, inland from our Treasure Coast markets, with nine offices in seven counties. Big Lake was merged with Seacoast National in June 2006.

Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 17 new offices in 14 counties of Florida. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida, and Newport Beach and Alameda, California. For more information on our branches and offices see “Item 2. Properties”.

We regularly evaluate possible mergers, acquisitions and other expansion opportunities.

Seasonality; Cycles

We believe our commercial banking operations are somewhat seasonal in nature. Investment management fees and deposits often peak in the first and second quarters, and often are lowest in the third quarter. Transactional fees from merchants, and ATM and debit card use also typically peak in the first and second quarters. Public deposits tend to increase with tax collections in the first and fourth quarters and decline as a result of spending thereafter.

Deposits tend to increase due to hurricanes as insurers disburse insurance proceeds more quickly than hurricane-related damage is repaired. No major hurricanes occurred between 2006 and 2010; as a result, deposits were more typical than during 2004 and 2005, when major hurricanes hit our coastal market areas, leading to an increase in deposits.

Commercial and residential real estate activity, demand, prices and sales volumes vary based upon various factors, including economic conditions, interest rates and credit availability.

Competition

We and our subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard, Palm Beach and Broward Counties, in southeastern Florida and in the Orlando metropolitan statistical area. We also operate in six competitive counties in central Florida near Lake Okeechobee. Seacoast National not only competes with other banks of comparable or larger size in its markets, but also competes with various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, investment brokerage and financial advisory firms and mutual fund companies. We compete for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast National also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities. Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that we face, but can also create opportunities for us to demonstrate and exploit competitive advantages.

Our competitors include not only financial institutions based in the State of Florida, but also a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in the State of Florida, or that offer products by mail, telephone or over the Internet. Many of our competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources. Some of these competitors are subject to less regulation and/or more favorable tax treatment than us. Many of these institutions have greater resources, broader geographic markets and higher lending limits than us and may offer services that we do not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic and other technology than us. To offset these potential competitive disadvantages, we depend on our reputation as an independent, “super” community bank headquartered locally, our personal service, our greater community involvement and our ability to make credit and other business decisions quickly and locally.

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and Seacoast National’s business. Supervision, regulation, and examination of us, Seacoast National and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC rather than holders of our capital stock. The following summarizes certain of the more important statutory and regulatory provisions. Substantial changes to the regulatory framework applicable to us and our subsidiaries were recently passed by the U.S. Congress, and the majority of the recent legislative changes will be implemented over time by various regulatory agencies. For a discussion of such changes, see “Recent Regulatory Developments” below. The full effect of the changes in the applicable laws and regulations, as implemented by the regulatory agencies, cannot be fully predicted and could have a material adverse effect on our business and results of operations.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, Nasdaq, and, more recently, the Treasury, since we are a participant in the Treasury’s Troubled Assets Relief Program (“TARP”) CPP. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our annual report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2010 are included elsewhere in this report with no material weaknesses reported.

Recent Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, (the “Oversight Council”), the FRB, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.

The following items provide a brief description of the relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

Creation of New Governmental Agencies.  The Dodd-Frank Act creates various new governmental agencies such as the Oversight Council and the Bureau of Consumer Financial Protection (the “CFPB”), an independent agency housed within the FRB. The CFPB will have a broad mandate to issue regulations, examine compliance and take enforcement action under the federal financial consumer laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Limitation on Federal Preemption.  The Dodd-Frank Act significantly reduces the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potential significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

Mortgage Loan Origination and Risk Retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. Most significantly, the new standards limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the FRB’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase our FDIC deposit insurance premiums. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Capital Standards.  Regulatory capital standards are expected to change as a result of the Dodd-Frank Act, and in particular as a result of the Collins Amendment. The Collins Amendment requires that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies. As a result, we and Seacoast National will be subject to the same capital requirements, and must include the same components in regulatory capital. One impact of the Collins Amendment is to prohibit bank and bank holding companies from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have used in the past as a tool for raising additional Tier 1 capital and otherwise improving our regulatory capital ratios.

Shareholder Say-On-Pay Votes.  The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The first say-on-pay and say-on-frequency votes must occur at our 2011 shareholders annual meeting. Both the say-on-pay and the say-on-parachute votes are explicitly nonbinding and cannot override a decision of our board of directors. It is currently unclear whether the say-on-frequency vote is binding.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

FDIC Insurance Assessment

On November 12, 2009, the FDIC adopted a final rule that requires nearly all FDIC-insured depositor-institutions prepay the DIF assessments for the fourth quarter of 2009 and for the next three years. In addition, the FDIC voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, which increase would be reflected in our prepaid assessments. As discussed above, the Dodd-Frank Act requires the FDIC to substantially revise its regulations for determining the amount of an institution’s deposit insurance premiums.

Basel III

As a result of the Dodd-Frank Act’s Collins Amendment, we and Seacoast National will formally be subject to the same regulatory capital requirements. The current risk-based capital guidelines that apply to us are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord (“Basel II”) for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world (“Basel III”). The agreement is supported by the U.S. federal banking agencies and the final text of the Basel III rules was released by the Basel Committee on Banking Supervision on December 16, 2010. While the timing and scope of any U.S. implementation of Basel III remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to us.

New Minimum Capital Requirements.  Subject to implementation by the U.S. federal banking agencies, Basel III would be expected to have the following effects on the minimum capital levels of banking institutions to which it applies when fully phased in on January 1, 2019:

•	Minimum Common Equity. The minimum requirement for common equity, the highest form of loss absorbing capital, will be raised from the current 2.0% level, before the application of regulatory adjustments, to 4.5% after the application of stricter adjustments. This requirement will be phased in by January 1, 2015. As noted below, total common equity required will rise to 7.0% by January 1, 2019 (4.5% attributable to the minimum required common equity plus 2.5% attributable to the “capital conservation buffer”).

•	Minimum Tier 1 Capital. The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, will increase from 4.0% to 6.0% also by January 1, 2015. Total Tier 1 capital will rise to 8.5% by January 1, 2019 (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer, as discussed below).

•	Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement will increase to 8.0% (10.5% by January 1, 2019, including the capital conservation buffer).

Capital Conservation Buffer.  An initial capital conservation buffer of 0.625% above the regulatory minimum common equity requirement will begin in January 2016 and will gradually be increased to 2.5% by January 1, 2019. The buffer will be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

Countercyclical Buffer.  Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0% to 2.5% of common equity or other fully loss absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide build up of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the conservation buffer range.

Regulatory Deductions from Common Equity.  The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions, and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

Non-Risk Based Leverage Ratios.  These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0% during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0% leverage ratio on January 1, 2018, based on appropriate review and calibration.

Adoption.  Basel III was endorsed at the meeting of the G-20 nations in November 2010 and the final text of the Basel III rules was subsequently agreed to by the Basel Committee on Banking Supervision on December 16, 2010. The agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies, including the OCC, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. While the Basel III changes as implemented in the United States will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to Seacoast National and us.

Bank Holding Company Regulation

As a bank holding company, we are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks and a proper incident thereto. We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. The Federal Reserve may also examine our non-bank subsidiaries.

Expansion and Activity Limitations.  The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company, and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Support of Subsidiary Banks by Holding Companies.  Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC resulting from an affiliated depository institution’s failure. Accordingly, a bank holding company may be required to loan money to its bank subsidiaries in the form of capital notes or other instruments that qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Capital Requirements

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

Letter Agreement with the OCC

The OCC and Seacoast National agreed by letter agreement that Seacoast National shall maintain specific minimum capital ratios by March 31, 2009 and subsequent periods, including a total risk based capital ratio of 12.00 percent and a Tier 1 leverage ratio of 7.50 percent. The agreed upon minimum capital ratios with the OCC were revised under the letter agreement to 12.00 percent for the total risk based capital ratio and 8.50 percent for the Tier l leverage ratio at January 31, 2010 and for subsequent periods. The federal bank regulatory agencies have begun seeking higher capital levels than the minimums due to market conditions and the OCC had indicated that Seacoast National, in light of risks in its loan portfolio and local economic conditions, especially in the real estate markets, should hold capital commensurate with such risks.

FDICIA and Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.

All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The relevant minimum capital measures are the total risk-based capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In order to qualify as well-capitalized or adequately capitalized, an insured depository institution must meet all three minimum requirements. At each successively lower capital tier, increasingly stringent corrective actions are or may be required. The federal bank regulatory agencies have authority to require additional capital.

As of December 31, 2010, the consolidated capital ratios of the Seacoast and Seacoast National were as follows:

	Regulatory	Seacoast	Seacoast
	Minimum	(Consolidated)	National

Tier 1 capital ratio	4.0%	16.56%	15.03%
Total risk-based capital ratio	8.0%	17.84%	16.30%
Leverage ratio	3.0-5.0%	10.25%	9.29%

As discussed above, we have agreed with the OCC to maintain a Tier 1 leverage capital ratio of at least 8.50 percent and a total risk-based capital ratio of at least 12.00 percent.

As previously noted, the regulatory capital framework will change in important respects as a result of the Dodd-Frank Act and Basel III. It is widely anticipated that the capital requirements for most insured depository institutions will increase, although the nature and amounts of the increase have not yet been specified.

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval within 90 days of becoming undercapitalized. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim for such liability would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. In addition, an undercapitalized institution is subject to increased monitoring and asset growth restrictions and is required to obtain prior regulator approval for acquisitions, new lines of business, and branching. Such an institution also is barred from soliciting, taking or rolling over brokered deposits.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator within 90 days of becoming significantly undercapitalized, except under limited circumstances. Because our company and Seacoast National exceed applicable capital requirements, the respective managements of our company and Seacoast

National do not believe that the provisions of FDICIA have had any material effect on our company and Seacoast National or our respective operations.

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2010, and brokered deposits are not restricted.

Payment of Dividends

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

In 2009 and 2010, Seacoast National recorded a net loss and did not pay any dividends. In 2008, Seacoast National recorded a net loss and paid $6.8 million in dividends to us.

Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s “profits”, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, Seacoast National cannot distribute any dividends to us, without prior OCC approval, as of December 31, 2010.

In addition to these regulatory requirements and restrictions, our ability to pay dividends is also limited by our participation in the Treasury’s CPP, as described below. Prior to December 19, 2011, unless we have redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, we cannot increase our quarterly dividend above $0.01 per share of common stock. Furthermore, if we are not current in the payment of quarterly dividends on the Series A Preferred Stock, we cannot pay dividends on our common stock. Due to recent operating losses, we are currently restricted by the Federal Reserve from paying dividends on the Series A Preferred Stock. As a result, we have deferred the payment of seven dividends to the Treasury and are unable to pay dividends on our common stock.

Enforcement Policies and Actions; Formal Agreement with OCC

The Federal Reserve and the OCC monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

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

Bank and Bank Subsidiary Regulation

Seacoast National is a national bank subject to supervision, regulation and examination by the OCC, which monitors all areas of operations, including reserves, loans, mortgages, the issuance of securities, payment of dividends, establishing branches, capital adequacy, and compliance with laws. Seacoast National is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

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

FDIC Insurance Assessments

Seacoast National’s deposits are insured by the FDIC’s DIF, and Seacoast National is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

Effective January 1, 2009, the FDIC increased it deposit insurance assessment rates uniformly by 7 basis points annually for the first quarter 2009 assessment period only. Annual rates applicable to the first quarter 2009 assessments, which were collected at the end of June, were as follows:

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

In 2009, we paid $5.0 million in FDIC insurance premiums, including $976,000 for a special industry-wide FDIC deposit insurance assessment of five basis points of an institution’s assets minus Tier 1 capital as of June 30, 2009. In addition, to restore the FDIC’s Deposit Insurance Fund, all FDIC-insured institutions were required to prepay their deposit premiums for the next 3 years on December 30, 2009. The FDIC ruling also provided for maintaining the assessment rates at their current levels through the end of 2010, with a uniform increase of $0.03 per $100 of covered deposits effective January 1, 2011. On December 30, 2009, we prepaid $14.8 million of FDIC insurance premiums for the calendar quarters ending December 31, 2009 through December 31, 2012. In 2010, we recorded $3.8 million to expense in FDIC insurance premiums.

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLG”), the entire amount in any eligible noninterest bearing transaction accounts was guaranteed by the FDIC to the extent such balances were not covered by FDIC insurance. The TLG also provides FDIC guarantees to newly issued senior unsecured debt of banks and holding companies. The TLG debt guarantee program expired on December 31, 2009. We and Seacoast National did not issue any guaranteed debt under TLG. Seacoast National did not opt out from the extension of the transaction account guarantee program that expired December 31, 2010, and provisions under the recent Dodd-Frank legislation will provide coverage for all noninterest bearing transaction account balances at all financial institutions through December 31, 2012. Banks participating in the extended noninterest bearing transaction account guarantee program pay the FDIC an increased fee of 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes.

FICO assessments are set by the FDIC quarterly and ranged from 1.14 basis points in the first quarter of 2008 to 1.10 basis points in the last quarter of 2008, 1.14 basis points in the first quarter of 2009 to 1.02 basis points in the last quarter of 2009, and 1.06 basis points in the first quarter of 2010 to 1.04 basis points in the last quarter of 2010. The FICO assessment rate for the first quarter of 2011 is 1.02 basis points. FICO assessments of approximately $224,000, $192,000 and $184,000 were paid to the FDIC in 2008, 2009 and 2010, respectively.

Participation in Treasury’s Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. Under the TARP authorized by EESA, the Treasury established the CPP providing for the purchase of senior preferred shares of qualifying FDIC-insured depository institutions and their holding companies. On December 19, 2008, pursuant to a letter agreement (the “Purchase Agreement”), we sold 2,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrant”) to acquire 1,179,245 shares of common stock to the Treasury pursuant to the CPP for an aggregate consideration of $50 million. Pursuant to the Purchase Agreement, the successful public capital raise conducted by the Company during 2009 reduced the number of shares under the Warrant by 50 percent to 589,625 shares of common stock. As a result of our participation in the CPP, we have agreed to certain limitations on our dividends, distributions and executive compensation.

Specifically, we are unable to declare dividend payments on our common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the Series A Preferred Stock. Further, without the Treasury approval, we are not permitted to increase dividends on our common stock above $0.01 per share without the Treasury’s approval until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury. In addition, we cannot repurchase shares of common stock or use proceeds from the Series A Preferred Stock to repurchase trust preferred securities. Consent of the Treasury generally is required for us to make any stock repurchase until December 19, 2011 unless all of the Series A Preferred Stock has been redeemed or transferred by the Treasury to a third party. Further, our common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividends. In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. We currently have failed to pay dividends on the Series A Preferred Stock for seven consecutive quarterly dividend periods.

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

Repayment of the outstanding Series A Preferred Stock and the Warrant is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency, the prior approval of the Federal Reserve and the maintenance of appropriate levels of capital by the issuers and their subsidiaries. .

Other Regulations

Anti-Money Laundering.  The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

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

Transactions with Related Parties.  We are a legal entity separate and distinct from Seacoast National and our other subsidiaries. Various legal limitations restrict our banking subsidiaries from lending or otherwise supplying funds to us or our non-bank subsidiaries. We and our banking subsidiaries are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions” to include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities.

We and our bank subsidiaries also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve Board to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and Federal Reserve Board to coordinate with one another.

Concentrations in Lending.  During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to Real Estate Investment Trusts (“REIT”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

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

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans. At December 31, 2010, we had outstanding $47.8 million in commercial construction and residential land development loans and $31.5 in residential construction loans to individuals, which represents approximately 39 percent of Seacoast National’s total risk based capital at December 31, 2010, well below the Guidance’s threshold.

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk. We have agreed with the OCC to manage our CRE risks. At December 31, 2010, total CRE exposure for Seacoast National had been significantly reduced to 218 percent of total risk based capital, below the Guidance’s threshold. See “Item 1. Business — Enforcement Policies and Actions.”

Community Reinvestment Act.  We and our banking subsidiaries are subject to the provisions of the CRA and related federal bank regulatory agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or

(vi) expand other activities, including engaging in financial services activities authorized by the GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company.

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

Privacy and Data Security.  The GLB Act imposed new requirements on financial institutions with respect to consumer privacy. The GLB Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB Act. The GLB Act also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast National is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, Seacoast National must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation.  Activities of Seacoast National are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include provisions that:

•	limit the interest and other charges collected or contracted for by Seacoast National, including new rules respecting the terms of credit cards and of debit card overdrafts;

•	govern Seacoast National’s disclosures of credit terms to consumer borrowers;

•	require Seacoast National to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit Seacoast National from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit; and

•	govern the manner in which Seacoast National may collect consumer debts.

New rules on credit card interest rates, fees, and other terms took effect on February 22, 2010, as directed by the Credit Card Accountability, Responsibility and Disclosure (“CARD”) Act. Among the new requirements are (1) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (2) a ban on interest rate increases in the first year; (3) an opt-in for over-the-limit charges; (4) caps on high fee cards; (5) greater limits on the issuance of cards to persons below the age of 21; (6) new rules on monthly statements and payment due dates and the crediting of payments; and (7) the application of new rates only to new charges and of payments to higher rate charges.

New rules regarding overdraft charges for debit card and automatic teller machine, or ATM, transactions took effect on July 1, 2010. These rules eliminated automatic overdraft protection arrangements now in common use and required banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. For existing debit card and ATM card holders, the current automatic programs expired on August 15, 2010. The notice and consent process is a requirement for all new cards issued on or after July 1, 2010. The new rules do not apply to overdraft protection on checks or to automatic bill payments.

As a result of the turmoil in the residential real estate and mortgage lending markets, there are several concepts currently under discussion at both the federal and state government levels that could, if adopted, alter the terms of existing mortgage loans, impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. If made final, any or all of these proposals could have a negative effect on the financial performance of Seacoast National’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that Seacoast National can originate and sell into the secondary market and impairing Seacoast National’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

The deposit operations of Seacoast National are also subject to laws and regulations that:

•	require Seacoast National to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on Seacoast National to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and

•	govern automatic deposits to and withdrawals from deposit accounts with Seacoast National and the rights and liabilities of customers who use automated teller machines, or ATMs, and other electronic banking services. As described above, beginning in July 2010, new rules took effect that limited Seacoast National’s ability to charge fees for the payment of overdrafts for every day debit and ATM card transactions.

As noted above, Seacoasts National will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the newly-established CFPB and the significant roll back of federal preemption of state laws in the area.

Non-Discrimination Policies.  Seacoast National is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Statistical Information

Certain statistical and financial information (as required by SEC Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain additional statistical information is also included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, you should carefully consider the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our stock. The risks contained in this Form 10-K are not the only risks that we face. Additional risks that are not presently known, or that we presently deem to be immaterial, could also harm our business, results of operations and financial condition and an investment in our stock. The trading price of our securities could decline due to the materialization of any of these risks, and our shareholders may lose all or part of their investment. This Form 10-K also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Form 10-K entitled “Special Cautionary Notice Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Risks Related to Our Business

Difficult market conditions have adversely affected and may continue to affect our industry.

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets over the past three years, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, as well as Seacoast National. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•	We expect to face increased regulation of our industry, including as a result of recent regulatory reform initiatives by the U.S. government. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

•	Market developments, government programs and the winding down of various government programs may continue to adversely affect consumer confidence levels and may cause adverse changes in borrower behaviors and payment rates, resulting in further increases in delinquencies and default rates, which could affect our loan charge-offs and our provisions for credit losses.

•	Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

•	Our ability to borrow from other financial institutions on favorable terms or at all, or to raise capital, could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deterioration in investor expectations and changes in the FDIC’s resolution authority or practices.

•	Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets, necessitating additional capital, and may have unexpected adverse effects upon our ability to compete effectively.

We are not paying dividends on our preferred stock or common stock and are deferring distribution on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock and trust preferred securities may adversely affect us.

We suspended dividend payments on our preferred and common stock and distributions on our trust preferred securities on May 19, 2009, pursuant to the request of the Federal Reserve, because of the Federal Reserve’s policy that bank holding companies should not pay dividends or make distributions on trust preferred securities using funds from the TARP CPP. There is no assurance that we will receive approval to resume paying cash dividends. Even if we are allowed to resume paying dividends by the Federal Reserve, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. Further, we need prior Treasury approval to increase our quarterly cash dividends above $0.01 per common share through the earliest of December 19, 2011, the date we redeem all shares of Series A Preferred Stock or the Treasury has transferred all shares of Series A Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant

Further, dividend payments on our Series A Preferred Stock and distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our Company, holders of the Series A Preferred Stock shall be entitled to receive for each share of Series A Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. We cannot pay dividends on our outstanding shares of Series A Preferred Stock or our common stock until we have paid in full all deferred distributions on our trust preferred securities, which will require prior approval of the Federal Reserve.

The Treasury currently has the right to appoint two directors to the Company’s board of directors.

Because we have missed more than six quarterly dividend payments, the Treasury has the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. In the event that the Treasury elects to exercise this right, we could face negative publicity and the decision making authority of current members of our board of directors could be significantly impacted.

Nonperforming assets could result in an increase in our provision for loan losses, which could adversely affect our results of operations and financial condition.

At December 31, 2010 and 2009, our nonperforming loans (which consist of non-accrual loans) totaled $68.3 million and $97.9 million, or 5.5 percent and 7.0 percent of the loan portfolio, respectively. At December 31, 2010 and 2009, our nonperforming assets (which include foreclosed real estate) were $94.0 million and $123.3 million, or 4.7 percent and 5.7 percent of assets, respectively. In addition, we had approximately $5.0 million and $8.8 million in accruing loans that were 30 days or more delinquent at December 31, 2010 and 2009, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Seacoast National has adopted and implemented a written program to ensure Bank adherence to a written program designed to eliminate the basis of criticism of criticized assets as required by the OCC pursuant to the formal agreement that Seacoast National entered into with the OCC. While we have reduced our problem assets significantly through loan sales, workouts, restructurings and otherwise, decreases in the value of these remaining assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.

Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that are perceived as providing superior expected returns. We may be required to seek additional regulatory capital through capital raising at terms that may be very dilutive to existing stockholders. In addition, our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval.

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

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. The credit quality of our borrowers has deteriorated as a result of the economic downturn in our markets. If the credit quality of our customer base or their debt service behavior materially decreases further, if the risk profile of a market, industry or group of customers declines further or weaknesses in the real estate markets and other economics persist or worsen, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

Current and further deterioration in the real estate markets, including the secondary market for residential mortgage loans, have adversely affected us and may continue to adversely affect us.

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

Florida has experienced a deeper recession and more dramatic slowdown in economic activity than other states and the decline in real estate values in Florida has been significantly higher than the national average. The declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with the continued economic recession in our markets and continued high or increased unemployment levels could cause additional losses which could adversely affect our earnings and financial condition, including our capital and liquidity.

The Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our regulatory compliance burden and associated costs or otherwise adversely affect our business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.

The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued. The Dodd-Frank Act addresses a number of issues including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance. The Act establishes a new, independent CFPB, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the CFPB.

The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures. The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations. For a more detailed description of the Dodd-Frank Act, see “Item 1. Business — Supervision and Regulation.”

Our concentration in commercial real estate loans could result in further increased loan losses.

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and similar risks of the asset. As of December 31, 2010 and 2009, respectively, 47.7 percent and 50.7 percent of our loan portfolio was comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2010, we added $31.7 million to our provisions for loan losses compared to $124.8 million in 2009, and $88.6 million in 2008, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans.

Pursuant to the formal agreement that Seacoast National entered into with the OCC, Seacoast National adopted and implemented a written commercial real estate concentration risk management program. However, there is no guarantee that the program will effectively reduce our concentration in commercial real estate.

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

We also participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. TLG’s noninterest-bearing transaction deposit account guarantee program was scheduled to expire on December 31, 2009, but was extended to December 31, 2010. Management decided to participate in the extended program. Institutions that participate in the program are required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The increased premiums and TLG assessments charged by the FDIC increased our noninterest expense in 2010 and 2009.

Under the Dodd-Frank legislation recently passed, unlimited deposit insurance coverage on noninterest bearing transaction accounts to all FDIC insured institutions was approved through December 31, 2012. Unlike the TLG program, which will expire at December 31, 2010, the Dodd-Frank provisions apply at all FDIC insured institutions and will cover only traditional checking accounts that do not pay interest. Under this legislation our noninterest expense is expected to continue to increase prospectively.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than three years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

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

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our compliance with regulatory requirements, would be adversely affected.

Both we and Seacoast National must meet regulatory capital requirements and maintain sufficient liquidity and our regulators may modify and adjust such requirements in the future. Seacoast National agreed to an informal letter agreement with the OCC to maintain a Tier 1 leverage capital ratio of 8.50 percent and a total risk-based capital ratio of 12.00 percent, which are higher than the regulatory minimum capital ratios. We also face significant regulatory and other governmental risk as a financial institution and a participant in the TARP CPP.

Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, general economic conditions and a number of other factors, including investor perceptions regarding the banking industry and the market, governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

As of December 31, 2010, we had deferred tax assets of $18.9 million after we recorded $47.9 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. Our sales of common stock in April 2010 increased the risk of a possible future change in control under Section 382.

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

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules for non-Basel U.S. banks is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. When implemented by U.S. banking authorities, which have expressed support for the new capital standards. For a more detailed description of Basel III, see “Item 1. Business — Supervision and Regulation.”

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

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

Our continued participation in the TARP Capital Purchase Program may adversely affect our ability to retain customers, attract investors, compete for new business opportunities and retain high performing employees.

Several financial institutions which participated in the TARP CPP received approval from the Treasury to exit the program during the second half of 2009 and in 2010. These institutions have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the Treasury as part of the TARP CPP. We have not yet requested approval to repurchase the preferred stock and warrant from the Treasury. In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase, and there can be no assurance that we will be able to repurchase these securities from the Treasury.

Our customers, employees, counterparties in our current and future business relationships, and the media may draw negative implications regarding the strength of Seacoast as a financial institution based on our continued participation in the TARP CPP following the exit of one or more of our competitors or other financial institutions. Any such negative perceptions may impair our ability to effectively compete with other financial institutions for business. In addition, because we have not yet repurchased the Treasury’s TARP CPP investment, we remain subject to the restrictions on incentive compensation contained in the ARRA. Financial institutions which have repurchased the Treasury’s CPP investment are relieved of the restrictions imposed by the ARRA and its implementing regulations. Due to these restrictions, we may not be able to successfully compete with financial institutions that have repurchased the Treasury’s investment to retain and attract high performing employees. If this were to occur, our business, financial condition and results of operations may be adversely affected, perhaps materially.

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

We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.

Our future success significantly depends on the continued services and performance of our key management personnel. We believe our management team’s depth and breadth of experience in the banking industry is integral to executing our business plan. We also will need to continue to attract, motivate and retain other key personnel. The loss of the services of members of our senior management team or other key employees or the inability to attract additional qualified personnel as needed could have a material adverse effect on our business, financial position, results of operations and cash flows.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation.

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

Federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

The Federal Reserve and the OCC periodically conduct examinations of our business and Seacoast National’s business, including for compliance with laws and regulations. If, as a result of an examination, the Federal Reserve and/or the OCC were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our or Seacoast National’s operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or guideline in effect from time to time, the regulators may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against our officers or directors or to remove officers and directors.

We are subject to internal control reporting requirements that increase compliance costs and failure to comply with such requirements could adversely affect our reputation and the value of our securities.

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

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present general acquisition risks, as well as risks specific to these transactions. Although FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and the failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, and require us to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-

assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently authorized to issue up to 130 million shares of common stock, of which 93,487,581 shares were outstanding as of December 31, 2010, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. During the second quarter of 2010, the Company issued Series B convertible preferred stock raising $47.1 million in capital, with additional common stock of 34,465,348 shares issued at conversion five days after approval by shareholders at the annual shareholders’ meeting on June 22, 2010. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 0.6 percent of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. We currently have failed to pay dividends on the Series A Preferred Stock for seven consecutive quarterly dividend periods. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3 percent of the shares of Series A Preferred Stock outstanding is required for:

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

We and Seacoast National’s main office occupies approximately 66,000 square feet of a 68,000 square foot building in Stuart, Florida. This building, together with an adjacent 10-lane drive-through banking facility and an additional 27,000-square foot office building, are situated on approximately eight acres of land in the center of Stuart that is zoned for commercial use. The building and land are owned by Seacoast National, which leases out portions of the building not utilized by our company and Seacoast National to unaffiliated third parties.

Adjacent to the main office, Seacoast National leases approximately 21,400 square feet of office space to house operational departments, consisting primarily of information systems and retail support. Seacoast National owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, and providing tellers and other customer service personnel with access to customers’ records. In addition, Seacoast National acquired Big Lake’s operations center as a result of the acquisition of Big Lake on April 1, 2006. The operations center is situated on 1.44 acres in a 4,939 square foot building in Okeechobee, Florida, all owned by Seacoast National; during 2010, 1.81 acres of vacant land adjacent to Big Lake’s operations center was sold. Our PGA Blvd. branch is utilized as a disaster recovery site should natural disasters or other events preclude use of Seacoast National’s primary operations center.

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

As of December 31, 2010, the net carrying value of branch offices of Seacoast National (excluding the main office) was approximately $27.6 million. Seacoast National’s branch offices are described as follows:

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

Wedgewood Commons, opened in April 1988, is located on an out-parcel under long term ground lease in the Wedgewood Commons Shopping Center, south of Stuart on U.S. Highway 1. The property consists of a 2,800 square foot building that houses four drive-in lanes, a walk-up ATM and various bank equipment, all owned by Seacoast National. This office closed simultaneously in January 2009, with its relocation to a new stand alone building on a leased out parcel in the same shopping center, but with a greater presence on the corner of U.S. 1 and offering better ingress and egress. The new building owned by Seacoast National contains 5,477 square feet of space (2,836 square feet to be occupied by the branch, the remainder to be leased to tenants), with four drive-in lanes, a drive-up ATM, and furniture and equipment, all of which are owned by Seacoast National.

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

Sandhill Cove, opened in September 1993, in a leased facility in an upscale life-care retirement community. The 135 square foot office was located within community facilities on a 36-acre development in Palm City, Florida containing approximately 168 private residences. Seacoast National closed this office in November 2010.

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

Additional offices opened since the acquisition of Big Lake include the following:

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

Murrell Road, located in Brevard County, is Seacoast National’s second office in this market. The branch is a two-story office owned by Seacoast National with 9,041 square feet, of which 4,307 square feet on the first floor houses banking and loan offices and 4,264 square feet on the second floor is available to lease (of which 2,408 square feet is leased to an outside party). The branch has 3 drive-up lanes, a drive-up ATM, a night depository, and furniture and equipment, all owned by Seacoast National. This location is under a ground lease and opened in April 2008.

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

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements in Our 2010 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.

No new or planned offices are projected to open over the remainder of 2011.

Item 3.	Legal Proceedings

We and our subsidiaries are subject, in the ordinary course, to litigation incident to the businesses in which we are engaged. Management presently believes that none of the legal proceedings to which we are a party are likely to have a material effect on our consolidated financial position, operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 4.	[Reserved]

Part II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of our common stock are entitled to one vote per share on all matters presented to shareholders as provided in our Amended and Restated Articles of Incorporation.

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“Nasdaq”). As of March 11, 2011 there were 93,504,788 shares of our common stock outstanding, held by approximately 1,332 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sale Price Per Share of		Quarterly Dividends
	Seacoast Common Stock		Declared Per Share of
	High	Low	Seacoast Common Stock

2009
First Quarter	$6.870	$2.170	$0.01
Second Quarter	4.350	2.150	0.00
Third Quarter	2.840	1.910	0.00
Fourth Quarter	2.620	1.180	0.00
2010
First Quarter	$2.040	$1.370	$0.00
Second Quarter	2.500	1.280	0.00
Third Quarter	1.480	1.120	0.00
Fourth Quarter	1.460	1.120	0.00

Dividends

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

In addition, our ability to pay dividends is limited by our participation in the TARP CPP. Prior to December 19, 2011, unless we have redeemed the preferred stock issued to the Treasury in the CPP or the Treasury has transferred the preferred stock to a third party, we cannot increase its quarterly dividend above $0.01 per share of common stock. Furthermore, if we are not current in the payment of quarterly dividends on the Series A Preferred Stock, we cannot pay dividends on our common stock. Due to recent operating losses, we are currently restricted by the Federal Reserve from paying dividends on the Series A Preferred Stock. As a result, we have deferred the payment of seven dividends to the Treasury and are unable to pay dividends on our common stock.

Additional information regarding restrictions on the ability of Seacoast National to pay dividends to us is contained in Note C of the “Notes to Consolidated Financial Statements” in our 2010 Annual Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Item 1. Business- Payments of Dividends” for information with respect to the regulatory restrictions on dividends. We do not expect to pay dividends in the foreseeable future and expect to retain all earnings, if any, to support our capital adequacy and growth.

Outstanding Warrants

Pursuant to the Purchase Agreement between us and the Treasury on December 19, 2008, we sold the Warrant to acquire 1,179,245 shares of our common stock to the U.S. Treasury and the exercise price of the Warrant is $6.36. As a result of the Company’s public offering in the third quarter of 2009, the number of shares under the Warrant was reduced by 50 percent to 589,625 shares. The Warrant will expire on December 19, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Performance Graph

The following line-graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2005 to December 31, 2010, with that of the NASDAQ Composite Index and the SNL Southeast Bank Index. Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Seacoast Banking Corporation of Florida	100.00	110.54	47.51	31.66	7.84	7.02
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Southeast Bank	100.00	117.26	88.33	35.76	35.90	34.86

Source: SNL Financial LC, Charlottesville,VA
© 2011
www.snl.com

Recent Sales of Unregistered Securities

On December 17, 2009, Seacoast sold 6,000,000 shares of its common stock to CapGen Capital Group III LP (“CapGen”), a Delaware limited partnership, pursuant to the definitive Stock Purchase Agreement dated as of October 23, 2009 between the Company and CapGen, a copy of which was filed with the SEC on October 29, 2009 as Exhibit 10.1 of the Company’s Current Report on Form 8-K. Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, and its successor, Macquarie Capital (USA) Inc. acted as placement agent. The

Company received total gross proceeds of $13.5 million from the sale, and paid $540,000 of fees paid to the placement agent, in addition to the reimbursement of reasonable expenses in connection with the placement. The private placement was made pursuant to exemptions from registration under the Securities Act of 1933, as amended and Regulation D thereunder.

A stock offering was completed during April of 2010 adding $50 million of Series B Mandatorily Convertible Noncumulative Nonvoting Preferred Stock (“Series B Preferred Stock”) as permanent capital, resulting in approximately $47.1 million in additional Tier 1 risk-based equity, net of issuance costs. The shares of Series B Preferred Stock were mandatorily convertible into common shares five days subsequent to shareholder approval, which was granted at the Company’s annual meeting on June 22, 2010 (see Part II., Item 4, Submission of Matters to a Vote of Security Holders contained in our report on form 10-Q dated August 9, 2010). Upon the conversion of the Series B Preferred Stock, approximately 34,482,759 shares of our common stock were issued pursuant to the Investment Agreement, dated as of April 8, 2010 between the Company and the investors, a copy of which was filed with the SEC on July 14, 2010 as Exhibit 10.1 to the Company’s Form 8-K/A.

Item 6.	Selected Financial Data

Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2010 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2010 Management’s Discussion and Analysis” in the 2010 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The narrative under the heading of “Market Risk” in the 2010 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading of “Securities”, and the narrative under the heading of “Interest Rate Sensitivity” in the 2010 Annual Report are incorporated herein by reference. The information regarding securities owned by us set forth in Table 15, “Securities Held for Sale” and Table 16, “Securities Held for Investment,” in the 2010 Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The report of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements are included in the 2010 Annual Report and are incorporated herein by reference. “Selected Quarterly Information — Consolidated Quarterly Average Balances, Yields & Rates” and “Quarterly Consolidated Income Statements” are included in the 2010 Annual Report and are incorporated herein by reference.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting which is included in Exhibit 23.1 to this report.

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

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 — Election of Directors” and “Corporate Governance” in the 2011 Proxy Statement, as well as under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Salary and Benefits Committee Report” and “Director Compensation” in the 2011 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2010.

Equity Compensation Plan Information

December 31, 2010

			Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted Average	for Future Issuance
	Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities
Plan category	and Rights	Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders:
1996 Plan(1)	—	$—	—
2000 Plan(2)	546,796	21.39	510,155
2008 Plan(3)	—	—	1,500,000
Employee Stock Purchase Plan(4)	—	—	228,407

TOTAL	546,796	$21.39	2,238,562

(1)	Seacoast Banking Corporation of Florida 1996 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, including unrestricted stock.

(2)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and awards of restricted stock or stock-based awards.

(3)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 — Election of Directors” and “Principal Shareholders” in the 2011 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Independent Auditors” in the 2011 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) List of all financial statements

The following consolidated financial statements and reports of independent registered public accounting firm of Seacoast, included in the 2010 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

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

Exhibit 3.1.1 Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report of Form 10-Q, filed May 10, 2006.

Exhibit 3.1.2 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 3.1.3 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.4 to the Company’s Form S-1, filed June 22, 2009.

Exhibit 3.1.4 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed July 20, 2009.

Exhibit 3.1.5 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 3, 2009.

Exhibit 3.1.6 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K/A, filed July 14, 2010.

Exhibit 3.1.7 Articles of Amendment to the Amended and Restated Articles of Incorporation
Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 25, 2010.

Exhibit 3.2 Amended and Restated By-laws of the Corporation
Incorporated herein by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 21, 2007.

Exhibit 4.1 Specimen Common Stock Certificate
Incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 2003.

Exhibit 4.2 Junior Subordinated Indenture
Dated as of March 31, 2005, between the Company and Wilmington Trust Company, as Trustee (including the form of the Floating Rate Junior Subordinated Note, which appears in Section 2.1 thereof), incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 5, 2005.

Exhibit 4.3 Guarantee Agreement
Dated as of March 31, 2005 between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed April 5, 2005.

Exhibit 4.4 Amended and Restated Trust Agreement
Dated as of March 31, 2005, among the Company, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (including exhibits containing the related forms of the SBCF Capital Trust I Common Securities Certificate and the Preferred Securities Certificate), incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed April 5, 2005.

Exhibit 4.5 Indenture
Dated as of December 16, 2005, between the Company and U.S. Bank National Association, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture), incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2005.

Exhibit 4.6 Guarantee Agreement
Dated as of December 16, 2005, between the Company, as Guarantor, and U.S. Bank National Association, as Guarantee Trustee, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2005.

Exhibit 4.7 Amended and Restated Declaration of Trust
Dated as of December 16, 2005, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and U.S. Bank National Association, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust II Common Securities Certificate and the Capital Securities Certificate), incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed December 21, 2005.

Exhibit 4.8 Indenture
Dated June 29, 2007, between the Company and LaSalle Bank, as Trustee (including the form of the Junior Subordinated Debt Security, which appears as Exhibit A to the Indenture), incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2007.

Exhibit 4.9 Guarantee Agreement
Dated June 29, 2007, between the Company, as Guarantor, and LaSalle Bank, as Guarantee Trustee, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed July 3, 2007.

Exhibit 4.10 Amended and Restated Declaration of Trust
Dated June 29, 2007, among the Company, as Sponsor, Dennis S. Hudson, III and William R. Hahl, as Administrators, and LaSalle Bank, as Institutional Trustee (including exhibits containing the related forms of the SBCF Statutory Trust III Common Securities Certificate and the Capital Securities Certificate), incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed July 3, 2007.

Exhibit 4.11 Trust Agreement of SBCF Capital Trust IV
Dated May 16, 2008, among the Company, as Depositor and Wilmington Trust Company, a Delaware

banking corporation, as Trustee (including exhibits containing the related forms of Junior Subordinated Indenture, Subordinated Indenture, Senior Indenture, Guarantee Agreement and the Amended and Restated Trust Agreement of SBCF Capital Trust IV), incorporated herein by reference from Exhibit 4.13 to the Company’s Form S-3 filed May 23, 2008.

Exhibit 4.12 Trust Agreement of SBCF Capital Trust V
Dated May 16, 2008, among the Company, as Depositor and Wilmington Trust Company, a Delaware banking corporation, as Trustee (including exhibits containing the related forms of Junior Subordinated Indenture, Subordinated Indenture, Senior Indenture, Guarantee Agreement and the Amended and Restated Trust Agreement of SBCF Capital Trust V), incorporated herein by reference from Exhibit 4.14 to the Company’s Form S-3 filed May 23, 2008.

Exhibit 4.13 Specimen Preferred Stock Certificate
Incorporated herein by reference from Exhibit 4.1 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 4.14 Warrant for Purchase of Shares of Common Stock
Incorporated herein by reference from Exhibit 4.2 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 4.15 Stock Purchase Agreement
Dated October 23, 2009, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed October 29, 2009.

Exhibit 4.16 Registration Rights Agreement
Dated October 23, 2009, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K, filed October 29, 2009.

Exhibit 4.17 Registration Rights Agreement
Dated as of April 8, 2010, among the Company and the investors named on the signature pages thereto, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K/A, filed July 14, 2010.

Exhibit 10.1 Amended and Restated Retirement Savings Plan*

Exhibit 10.2 Amended and Restated Employee Stock Purchase Plan*
Incorporated by reference from Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 27, 2009.

Exhibit 10.5 Executive Employment Agreement*
Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 1995.

Exhibit 10.6 Executive Employment Agreement*
Dated January 2, 2007 between Harry R. Holland, III and the Bank, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 3, 2007.

Exhibit 10.7 2000 Long Term Incentive Plan as Amended*
Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-49972, filed November 15, 2000.

Exhibit 10.8 Executive Deferred Compensation Plan*
Incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 30, 2001.

Exhibit 10.9 Line of Credit Agreement
Incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 28, 2003.

Exhibit 10.10 Change of Control Employment Agreement*
Dated December 24, 2003 between Dennis S. Hudson, III and the Company, incorporated herein by reference from Exhibit 10.14 to the Company’s Form 8-K, filed December 29, 2003.

Exhibit 10.11 Change of Control Employment Agreement*
Dated December 24, 2003 between William R. Hahl and the Company, incorporated herein by reference from Exhibit 10.17 to the Company’s Form 8-K, filed December 29, 2003.

Exhibit 10.12 Change of Control Employment Agreement*
Dated December 24, 2003 between Jean Strickland and the Company, incorporated herein by reference from Exhibit 10.18 to the Company’s Form 8-K, filed January 9, 2004.

Exhibit 10.13 Change of Control Employment Agreement*
Dated July 18, 2006 between Richard A. Yanke and the Company, incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 15, 2007.

Exhibit 10.14 Directors Deferred Compensation Plan*
Dated June 15, 2004, but effective July 1, 2004, incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 17, 2005.

Exhibit 10.15 Executive Employment Agreement*
Dated March 26, 2008 between O. Jean Strickland and the Bank and Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 26, 2008.

Exhibit 10. 16 2008 Long-Term Incentive Plan*
Incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Form DEF 14A, filed March 18, 2008.

Exhibit 10.17 Letter Agreement
Dated December 19, 2008, between the Company and the United States Department of the Treasury incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.18 Formal Agreement
Dated December 16, 2008, between the Company and the Office of the Comptroller of the Currency incorporated herein by reference from Exhibit 10.4 to the Company’s Form 8-K, filed December 23, 2008

Exhibit 10.19 Waiver of Senior Executive Officers*
Dated December 19, 2008, issued to the United Stated Department of the Treasury incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.20 Consent of Senior Executive Officers*
Dated December 19, 2008, issued to the United States Department of the Treasury incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.21 Form of 409A Amendment to Employment Agreements with Dennis S. Hudson, III, William R. Hahl, A. Douglas Gilbert, O. Jean Strickland and H. Russell Holland, III*
Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2009.

Exhibit 10.22 Investment Agreement
Dated as of April 8, 2010, among Seacoast Banking Corporation of Florida and the investors named on the signature pages thereto, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K/A filed July 14, 2010.

Exhibit 13 2010 Annual Report.  The following portions of the 2010 Annual Report are incorporated herein by reference:

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA
(Registrant)

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer

Date: March 14, 2011

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

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 14, 2011

/s/ Dale M. Hudson Dale M. Hudson, Vice-Chairman of the Board and Director	March 14, 2011

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2011

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 14, 2011

Date

/s/ John H. Crane John H. Crane, Director	March 14, 2011

/s/ T. Michael Crook T. Michael Crook, Director	March 14, 2011

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr, Director	March 14, 2011

/s/ Robert B. Goldstein Robert B. Goldstein, Director	March 14, 2011

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 14, 2011

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 14, 2011

/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 14, 2011

/s/ Edwin E. Walpole, III Edwin E. Walpole, III, Director	March 14, 2011