Form 10-K/A
period 2010-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2011-03-31
CIK 730708

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
Common Stock, Par Value $0.10
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a small reporting company)
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

EXPLANATORY NOTE
Seacoast Banking Corporation of Florida (“Seacoast”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to:
•	Amend on page 36 of the Original Form 10-K the number of authorized shares of common stock referenced under the heading “Risks Related to our Common Stock”;

•	Include in Exhibit 13 the table entitled “Selected Quarterly Information — Quarterly Consolidated Income Statement (Unaudited)”, which was inadvertently omitted in the Original Form 10-K filing;

•	Amend in Exhibit 13 the table entitled “Consolidated Balance Sheets” to update the authorized shares referenced under Shareholders’ Equity;

•	Amend in Exhibit 13 the table entitled “Consolidated Statements of Cash Flows”;

•	Amend in Exhibit 13 the table contained in Note F “Impaired Loan and Allowance for Loan Losses”, which reports the composition of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics, such revision to show the numbers in thousands, rather than millions as reported in the Original Form 10-K;

•	Amend in Exhibit 13 Note Q “Supplemental Disclosures for Consolidated Statements of Cash Flows”; and

•	File the correct Principal Executive (“PEO”) and Principal Financial Officer (“PFO”) certifications required by Interim Final Rule 31 C.F.R. Section 30.15 for participants in the Troubled Asset Relief Program for years following the first fiscal year, filed as Exhibits 99-1 and 99-2 hereto.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our PEO and PFO are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.
For the convenience of the reader, this Form 10-K/A sets forth the full text of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in its entirely, as hereby amended. However, this Form 10-K/A amends only the items referenced above, and no other information in the Original Form 10-K is amended hereby. No other new exhibits are being filed herewith.
This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 15, 2011 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

We are currently authorized to issue up to 300 million shares of common stock, of which 93,487,581 shares were outstanding as of December 31, 2010, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. During the second quarter of 2010, the Company issued Series B convertible preferred stock raising $47.1 million in capital, with additional common stock of 34,465,348 shares issued at conversion five days after approval by shareholders at the annual shareholders’ meeting on June 22, 2010. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

(c) Financial Statement Schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stuart, State of Florida, as of the 30th day of March 2011.

SEACOAST BANKING CORPORATION OF FLORIDA (Registrant)
By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 30, 2011

* Dale M. Hudson, Vice-Chairman of the Board and Director	March 30, 2011

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer	March 30, 2011
(principal financial and accounting officer)

* Stephen E. Bohner, Director	March 30, 2011

* John H. Crane, Director	March 30, 2011

* T. Michael Crook, Director	March 30, 2011

Date

* H. Gilbert Culbreth, Jr., Director	March 30, 2011

* Christopher E. Fogal, Director	March 30, 2011

* Robert B. Goldstein, Director	March 30, 2011

* Dennis S. Hudson, Jr., Director	March 30, 2011

* Thomas E. Rossin., Director	March 30, 2011

* Edwin E. Walpole, III, Director	March 30, 2011

*	Dennis S. Hudson, III, by signing his name hereto, does hereby sign and execute this amended Annual Report on Form 10-K/A on behalf of the above-named directors of Seacoast Banking Corporation of Florida on this 30th day of March, 2011, pursuant to powers of attorney executed on behalf of such directors, and filed with the Securities and Exchange Commission with the Annual Report on Form 10-K of Seacoast Banking Corporation of Florida on March 15, 2011.

By:	/s/ Dennis S. Hudson, III
Dennis S. Hudson, III, Attorney-in-Fact