Form 10-Q
period 2011-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2011-05-10
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock, $.10 Par Value – 93,514,212 shares as of March 31, 2011

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2011	2010
ASSETS
Cash and due from banks	$29,578	$35,358
Interest bearing deposits with other banks	197,960	176,047

Total cash and cash equivalents	227,538	211,405
Securities:
Available for sale (at fair value)	514,150	435,140
Held for investment (fair values: $25,817 at March 31, 2011 and $26,853 at December 31, 2010)	25,835	26,861

TOTAL SECURITIES	539,985	462,001
Loans held for sale	3,095	12,519
Loans	1,225,383	1,240,608
Less: Allowance for loan losses	(34,353)	(37,744)

NET LOANS	1,191,030	1,202,864
Bank premises and equipment, net	35,568	36,045
Other real estate owned	24,111	25,697
Other intangible assets	2,925	3,137
Other assets	57,067	62,713

	$2,081,319	$2,016,381

LIABILITIES
Deposits	$1,686,210	$1,637,228
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	115,185	98,213
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	10,516	11,031

	1,915,521	1,850,082

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2011	2010
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	46,560	46,248
Warrant for purchase of 589,625 shares of common stock at $6.36 per share	3,123	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 93,514,283 and outstanding 93,514,212 shares at March 31, 2011, and issued 93,487,652 and outstanding 93,487,581 shares at December 31, 2010	9,351	9,349
Other shareholders’ equity	106,764	107,579

TOTAL SHAREHOLDERS’ EQUITY	165,798	166,299

	$2,081,319	$2,016,381

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
Interest and fees on loans	$16,213	$18,377
Interest and dividends on securities	3,723	3,796
Interest on interest bearing deposits and other investments	233	239

TOTAL INTEREST INCOME	20,169	22,412
Interest on deposits	2,940	4,467
Interest on borrowed money	773	732

TOTAL INTEREST EXPENSE	3,713	5,199

NET INTEREST INCOME	16,456	17,213
Provision for loan losses	640	2,068

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,816	15,145
Noninterest income
Other income	4,209	4,163
Securities gains, net	0	2,100

TOTAL NONINTEREST INCOME	4,209	6,263
TOTAL NONINTEREST EXPENSES	19,667	22,972

INCOME (LOSS) BEFORE INCOME TAXES	358	(1,564)
Benefit for income taxes	0	0

NET INCOME (LOSS)	358	(1,564)
Preferred stock dividends and accretion of preferred stock discount	937	937

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(579)	$(2,501)

PER SHARE COMMON STOCK:
Net income (loss) diluted	$(0.01)	$(0.04)
Net income (loss) basic	(0.01)	(0.04)
Cash dividends declared	0.00	0.00
Average shares outstanding — diluted	93,458,692	58,845,822
Average shares outstanding — basic	93,458,692	58,845,822
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Cash flows from operating activities
Interest received	$19,610	$22,594
Fees and commissions received	4,244	4,634
Interest paid	(3,621)	(5,185)
Cash paid to suppliers and employees	(17,377)	(18,136)
Income taxes received	0	20,797
Origination of loans held for sale	(31,106)	(35,750)
Proceeds from loans held for sale	40,530	50,553
Net change in other assets	942	(291)

Net cash provided by operating activities	13,222	39,216
Cash flows from investing activities
Maturities of securities available for sale	32,591	33,794
Maturities of securities held for investment	1,984	1,454
Proceeds from sale of securities available for sale	2,135	43,481
Proceeds from sale of securities held for investment	0	5,452
Purchases of securities available for sale	(114,559)	(56,751)
Purchase of securities held for investment	(1,526)	0
Net new loans and principal repayments	10,993	17,288
Proceeds from sale of loans	0	700
Proceeds from the sale of other real estate owned	5,014	5,162
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	563	0
Additions to bank premises and equipment	(279)	(264)

Net cash (used in) provided by investing activities	(63,084)	50,316
Cash flows from financing activities
Net increase (decrease) in deposits	48,983	(20,003)
Net increase (decrease) in federal funds purchased and repurchase agreements	16,972	(9,966)
Stock based employee benefit plans	40	40
Dividends paid	0	0

Net cash provided (used in) financing activities	65,995	(29,929)

Net increase in cash and cash equivalents	16,133	59,603
Cash and cash equivalents at beginning of period	211,405	215,100

Cash and cash equivalents at end of period	$227,538	$274,703

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$358	$(1,564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	753	790
Amortization of premiums and discounts on securities, net	479	13
Other amortization and accretion, net	(394)	134
Change in loans held for sale, net	9,424	14,803
Provision for loan losses	640	2,068
Gains on sale of securities	0	(2,100)
Gains on sale of loans	(85)	(87)
Losses on sale and write-downs of other real estate owned	449	3,825
Losses on disposition of fixed assets	3	1
Change in interest receivable	(433)	350
Change in interest payable	93	14
Change in prepaid expenses	962	981
Change in accrued taxes	52	20,975
Change in other assets	942	(291)
Change in other liabilities	(21)	(696)

Net cash provided by operating activities	$13,222	$39,216

Supplemental disclosures of non-cash investing activities:
Fair value adjustment to securities	$(1,601)	$1,049
Transfer from loans to other real estate owned	2,416	2,678
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
Use of Estimates
The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, the valuation of investment securities available for sale, fair value of impaired loans, contingent liabilities, other real estate owned, and the valuation of deferred tax valuation allowance. Actual results could differ from those estimates.
NOTE B — RECENT ACCOUNTING STANDARDS
Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which is effective for annual or interim reporting periods beginning after December 15, 2010 (See Note E).

ASU 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how the lender develops its allowance for credit losses and how it manages its credit exposure. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010, and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010 (See Notes F and M).
ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Huntington’s Condensed Consolidated Financial Statements.
NOTE D — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Equivalent shares of 1,125,000 and 1,140,000 related to stock options, stock settled appreciation rights and warrants for the periods ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2011	2010
Basic:
Net income (loss) available to common shareholders	$(579)	$(2,501)
Average shares outstanding	93,458,692	58,845,822

Basic (loss) EPS	$(0.01)	$(0.04)

Diluted:
Net income (loss) available to common shareholders	$(579)	$(2,501)
Average shares outstanding	93,458,692	58,845,822

Diluted (loss) EPS	$(0.01)	$(0.04)

NOTE E — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE
In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at March 31, 2011 and 2010 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Available for sale securities (3)	$514,150	$—	$514,150	$—
Loans available for sale	3,095	—	3,095	—
Loans (1)	47,781	—	11,709	36,072
Other real estate owned (2)	24,111	—	2,361	21,750

March 31, 2010
Available for sale securities (3)	$365,986	$—	$365,986	$—
Loans available for sale	3,609	—	3,609	—
Loans (1)	38,472	—	6,513	31,959
Other real estate owned (2)	19,076	—	341	18,735
Long-lived assets held for sale (2)	1,676	—	1,676	—

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
Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter valuation process.
During the first quarter of 2011 and 2010 transfers into and out of level 2 fair value for available for sale securities consisted of investment purchases, sales, maturities and principal repayments.
For loans classified as level 2 transfers in totaled $2.2 million and $2.4 million for the first quarter of 2011 and 2010, respectively, consisting of loans that became impaired. For 2011 and 2010, transfers out consisted of valuation write-downs of $1.8 million and $135,000, respectively, and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaled $2.6 million and $215,000, respectively. No sales were recorded.

For OREO classified as level 2 during the first quarter of 2011 and 2010, transfers out totaled $1.2 million and $2.6 million, respectively, consisting of valuation write-downs of $36,000 and $72,000 and sales of $1.1 million and $2.6 million, respectively, and transfers in consisted of foreclosed loans totaling $1.6 million and $131,000, respectively.
For 2011, loans classified as level 3 transfers in totaled $2.6 million for the first quarter, consisting of loans that became impaired and an increase in value on a single impaired loan. For 2011, transfers out consisted of valuation write-downs of $0.4 million and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaling $1.6 million. No sales were recorded.
For OREO classified as level 3 during the first quarter of 2011, transfers out totaled $2.9 million, consisting of valuation write-downs of $66,000 and sales of $2.8 million, and transfers in consisted of foreclosed loans totaling $0.9 million.
The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
	Carrying		Carrying
(Dollars in thousands)	Value	Fair Value	Value	Fair Value
Financial Assets
Cash and cash equivalents	$227,538	$227,538	$274,703	$274,703
Securities	539,985	539,967	376,214	376,371
Loans, net	1,191,030	1,205,261	1,329,559	1,338,252
Loans held for sale	3,095	3,095	3,609	3,609

Financial Liabilities
Deposit liabilities	1,686,210	1,692,698	1,759,433	1,768,987
Borrowings	165,185	168,588	145,708	148,680
Subordinated debt	53,610	17,200	53,610	17,200
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2011 and 2010:
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
NOTE F — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES
At March 31, 2011 and 2010, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	Impaired Loans for the Quarter Ended March 31, 2011
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction & land development	$3,152	$7,996	$0	$3,601	$10
Commercial real estate	26,186	29,402	0	23,639	95
Residential real estate	8,583	12,872	0	9,348	4
Commercial and financial	0	0	0	3,071	0
Consumer	505	518	0	172	0

With an allowance recorded:
Construction & land development	26,647	29,458	2,068	28,499	38
Commercial real estate	49,302	54,993	5,380	40,715	484
Residential real estate	27,906	28,560	4,142	27,227	235
Commercial and financial	300	322	199	169	1
Consumer	587	587	87	1,038	7

Total:
Construction & land development	29,799	37,454	2,068	32,100	48
Commercial real estate	75,488	84,395	5,380	64,354	579
Residential real estate	36,489	41,432	4,142	36,575	239
Commercial and financial	300	322	199	3,240	1
Consumer	1,092	1,105	87	1,210	7

	$143,168	$164,708	$11,876	$137,479	$874

	Impaired Loans for the Quarter Ended March 31, 2010
		Related	Average	Interest
	Recorded	Valuation	Recorded	Income
(Dollars in thousands)	Investment	Allowance	Investment	Recognized

With no related allowance recorded	$57,225	$0
With an allowance recorded	99,290	12,358

	$156,515	$12,358	$155,712	$642

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2011 and 2010, accruing TDRs totaled $76.9 million and $60.0 million, respectively.
The valuation allowance is included in the allowance for loan losses. The average recorded investment in impaired loans for the quarter ended March 31, 2011 and 2010 was $137,479,000 and $155,712,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral.
Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the quarter ended March 31, 2011 and 2010, the Company recorded $874,000 and $642,000, respectively, in interest income on impaired loans.
The nonaccrual loans and accruing loans past due 90 days or more were $66,233,000 and none, respectively, at March 31, 2011 and were $96,321,000 and $163,000, respectively, at March 31, 2010.
Transactions in the allowance for loan losses for the quarter ended March 31, 2011 are summarized as follows:

	Allowance for Loan Losses for the Quarter Ended March 31, 2011
		Provision			Net
	Beginning	for Loan			Charge-	Ending
(Dollars in thousands)	Balance	Losses	Charge-Offs	Recoveries	Offs	Balance

Construction & land development	$7,214	$(1,558)	$(1,850)	$306	$(1,544)	$4,112
Commercial real estate	18,563	(1,226)	(581)	11	(570)	16,767
Residential real estate	10,102	3,275	(1,923)	76	(1,847)	11,530
Commercial and financial	480	172	0	87	87	739
Consumer	1,385	(23)	(182)	25	(157)	1,205

	$37,744	$640	$(4,536)	$505	$(4,031)	$34,353

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at March 31, 2011 is shown in the table below:

	At March 31, 2011
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance

Construction & land development	$29,799	$2,068	$45,919	$2,044	$75,718	$4,112
Commercial real estate	75,488	5,380	451,732	11,387	527,220	16,767
Residential real estate	36,489	4,142	483,764	7,388	520,253	11,530
Commercial and financial	300	199	51,220	540	51,520	739
Consumer	1,092	87	49,580	1,118	50,672	1,205

	$143,168	$11,876	$1,082,215	$22,477	$1,225,383	$34,353

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
NOTE H: EQUITY CAPITAL
The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At March 31, 2011, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.
Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.
NOTE I: LETTERS OF CREDIT
During the first quarter of 2010, the Company’s banking subsidiary reduced by $33.0 million the letters of credit issued by the Federal Home Loan Bank (“FHLB”) used to satisfy a pledging requirement. Letters of credit outstanding with the FHLB sum to $43.0 million at March 31, 2011. The letters of credit have a term of one year with an annual fee equivalent to 5 basis points, or $21,500, amortized over the one year term of the letters. No interest cost is associated with the letters of credit.

NOTE J: SECURITIES
The amortized cost and fair value of securities available for sale and held for investment at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,194	$14	$—	$4,208
Mortgage-backed securities of U.S Government Sponsored Entities	114,868	1,047	(1,015)	114,900
Collateralized mortgage obligations of U.S. Government Sponsored Entities	304,751	3,518	(2,015)	306,254
Private collateralized mortgage obligations	84,862	1,199	(1,431)	84,630
Obligations of state and political subdivisions	1,344	68	—	1,412
Other	2,746	—	—	2,746

	$512,765	$5,846	$(4,461)	$514,150

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$14,367	$39	$—	$14,406
Private collateralized mortgage obligations	2,755	41	—	2,796
Obligations of state and political subdivisions	7,713	80	(180)	7,613
Other	1,000	2	—	1,002

	$25,835	$162	$(180)	$25,817

	December 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,192	$20	$—	$4,212
Mortgage-backed securities of Government Sponsored Entities	120,439	1,218	(1,023)	120,634
Collateralized mortgage obligations of Government Sponsored Entities	212,715	4,101	(1,357)	215,459
Private collateralized mortgage obligations	90,428	1,325	(1,369)	90,384
Obligations of state and political subdivisions	1,638	71	—	1,709
Other	2,742	—	—	2,742

	$432,154	$6,735	$(3,749)	$435,140

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$15,423	$85	$—	$15,508
Private collateralized mortgage obligations	3,540	79	—	3,619
Obligations of state and political subdivisions	7,398	69	(244)	7,223
Other	500	3	—	503

	$26,861	$236	$(244)	$26,853

No sales of securities resulting in gains or losses occurred during the three month period ended March 31, 2011. Proceeds from sales of securities available for sale for the three month period ended March 31, 2010, were $59,167,000 with gross gains of $2,100,000 and no losses.
Securities with a carrying value of $338,043,000 and $328,554,000 and a fair value of $338,091,000 and $328,648,000 at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, and other public and trust deposits.
The amortized cost and fair value of securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$25	$25	$2,495	$2,496
Due after one year through five years	380	382	1,699	1,712
Due after five years through ten years	1,767	1,825	1,344	1,412
Due after ten years	5,541	5,381	—	—

	7,713	7,613	5,538	5,620

Mortgage-backed securities of Government Sponsored Entities	—	—	114,868	114,900
Collateralized mortgage obligations of Government Sponsored Entities	14,367	14,406	304,751	306,254
Private collateralized mortgage obligations	2,755	2,796	84,862	84,630
No contractual maturity	1,000	1,002	2,746	2,746

	$25,835	$25,817	$512,765	$514,150

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Mortgage-backed securities of U.S. Government Sponsored Entities	$58,622	$(1,015)	$—	$—	$58,622	$(1,015)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	91,712	(2,015)	—	—	91,712	(2,015)
Private collateralized mortgage obligations	33,298	(778)	13,155	(653)	46,453	(1,431)
Obligations of state and political subdivisions	5,096	(180)	—	—	5,096	(180)

Total temporarily impaired securities	$188,728	$(3,988)	$13,155	$(653)	$201,883	$(4,641)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Mortgage-backed securities of U.S. Government Sponsored Entities	$61,176	$(1,023)	$—	$—	$61,176	$(1,023)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	42,469	(1,357)	—	—	42,469	(1,357)
Private collateralized mortgage obligations	42,289	(631)	14,214	(738)	56,503	(1,369)
Obligations of state and political subdivisions	4,273	(244)	—	—	4,273	(244)

Total temporarily impaired securities	$150,207	$(3,255)	$14,214	$(738)	$164,421	$(3,993)

The Company owned individual investment securities totaling $201.8 million with aggregate gross unrealized losses at March 31, 2011. Based on a review of each of the securities in the investment securities portfolio at March 31, 2011, the Company concluded that it expected to recover the amortized cost basis of its investment.
Approximately $1.4 million of the unrealized losses at March 31, 2011 pertain to private label securities secured by collateral originated in 2005 and prior with a fair value of $46.5 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.
At March 31, 2011, the Company also had $3.0 million of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $150.2 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
The unrealized losses on debt securities issued by states and political subdivisions amounted to $180,000 at March 31, 2011. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
As of March 31, 2011, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2011.
Included in other assets was $12.6 million at March 31, 2011 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2011, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $12.6 million of cost method investment securities.

NOTE K: INCOME TAXES
The tax provision for net income for the first quarter of 2011 totaled $172,000. An adjustment to the deferred tax valuation allowance was recorded in a like amount, and therefore there was no change in the carrying value of net deferred tax assets which are supported by tax planning strategies. Should the economy show improvement and the Company’s credit losses continue to moderate prospectively, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At March 31, 2011 the Company has approximately $47.7 million in its deferred tax valuation allowance related to its net operating loss carryforwards.
NOTE L — COMPREHENSIVE LOSS
At March 31, 2011 and 2010, comprehensive loss was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Net income (loss)	$358	$(1,564)
Unrealized gains (losses) on securities available for sale (net of tax)	(983)	1,614
Net reclassification adjustment	0	(970)

Comprehensive loss	$(625)	$(920)

NOTE M — LOANS
The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2011:

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Construction and land development	$76	$191	$—	$25,892	$49,559	$75,718
Commercial real estate	2,698	—	—	25,150	499,372	527,220
Residential real estate	1,824	318	—	14,417	503,694	520,253
Commerical and financial	37	—	—	189	51,294	51,520
Consumer	110	12	—	585	49,657	50,364
Other	—	—	—	—	308	308

Total	$4,745	$521	$—	$66,233	$1,153,884	$1,225,383

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful”. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants.
Loans not meeting the criteria above are considered to be pass-rated loans. The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2011:

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$42,039	$371,107	$477,986	$49,184	$48,877	$989,193
Special mention	444	65,277	5,665	1,771	443	73,600
Substandard	3,357	15,348	191	265	261	19,422
Doubtful	—	—	—	—	—	—
Nonaccrual	25,892	25,150	14,417	189	585	66,233
Troubled debt restructures	3,986	50,338	21,994	111	506	76,935

	$75,718	$527,220	$520,253	$51,520	$50,672	$1,225,383

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRST QUARTER 2011
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
EARNINGS OVERVIEW
The past three years have been difficult for the U.S. economy and for the financial services industry generally. Higher credit costs, primarily the result of loan portfolio pressure stemming from ongoing deterioration in real estate values, as well as increasing unemployment and other factors, negatively impacted the Company’s earnings. Property value declines, which began in late 2007, continued through 2010 in most of our markets. While the Company did not have material exposure to many of the issues that originally plagued the industry (e.g., sub-prime loans, structured investment vehicles and collateralized debt obligations), the Company’s exposure to construction and land development and the residential housing sector pressured its loan portfolio, resulting in increased credit costs and foreclosed asset expenses. As the economic downturn continued, consumer confidence and weak economic conditions began to impact areas of the economy outside of the housing sector and restrained new loan demand from credit worthy borrowers. Throughout this difficult operating environment, the Company has been proactively positioning its business for growth in the future by aggressively focusing on improving credit quality, de-risking the overall loan portfolio, disposing of problem assets, and focusing on growing core deposits.
As a result of these efforts, the Company reported net income of $358,000 for the first quarter of 2011, its first profit since the first quarter of 2008. Net loss available to common shareholders (after preferred dividends and accretion of preferred stock discount) for the first quarter of 2011 totaling $579,000 or $0.01 per average common diluted share, a significant improvement when compared to losses in 2010 for the fourth, third, second and first quarters of $11,142,000 or $0.12 per average common diluted share, $8,575,000 or $0.09 per average common diluted share, $14,733,000 or $0.25 per average common diluted share, and $2,501,000 or $0.04 per average common diluted share, respectively. The better performance for the first quarter of 2011 reflects lower credit costs (including lower provisioning for loan losses), and reflects our determination in tackling risk exposures over that past couple years while planning for growth prospectively.

The net interest margin improved slightly, increasing 6 basis points during the first quarter of 2011 from the fourth quarter of 2010, and unchanged from the first quarter of 2010. A decline in loans, higher cash liquidity, and lower loan and investment security yields have been largely offset by improved loan quality and a larger investment securities portfolio. The Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates. The Company has improved its acquisition, retention and mix of deposits and this has resulted in lower funding costs and improved profitability. The average cost of interest bearing liabilities was 0.98 basis points for the first quarter of 2011, compared to 1.01 percent for the fourth quarter of 2010, and was 27 basis points lower compared to the first quarter of 2010. Loans as a percentage of average earning assets declined and securities increased during the quarter, compared to the fourth and first quarters of 2010. The yield on earning assets improved by two basis points during the first quarter of 2011, compared to the fourth quarter of 2010, but was 26 basis points lower than for the first quarter of 2010. Loan demand was better in the first quarter of 2011 with improved loan production but is expected to continue to be challenging, and may impede further improvement to the yield on earning assets.
Noninterest income totaled $4.2 million for the first quarter of 2011, compared to $4.2 million and $4.3 million for the first and second quarters of 2010, respectively, $4.5 million for the third quarter of 2010, and $5.2 million for the fourth quarter of 2010. Fourth quarter 2010’s result included a $600,000 gain on the sale of the Company’s merchant business. A surge in home purchase closings before year-end and a seasonal slowing of home purchase transactions in early 2011 resulted in mortgage banking revenues declining $185,000 compared to the fourth quarter of 2010. Signs of improved stability in home prices and greater transaction volumes late in the first quarter could result in income from residential real estate production higher in 2011 than 2010’s results. Revenue from wealth management services were $81,000 higher and service charges on deposits were $70,000 higher when compared to first quarter 2010 as were improved results in debit card income, greater by $174,000 for the first quarter of 2011. Consumer activity and spending has improved, affected by economic conditions getting better and directly affecting many of the Company’s fee-based business activities. Service charges and fees derived from customer relationships increased as a result of more accounts and households as a result of the retail deposit growth strategy. Overdraft fees related to check card payments beginning in the third quarter of 2010 were impacted by a requirement that customers elect to opt in for overdraft protection to be available for these types of payments, but the negative impacts were mostly offset by increased fees as a result of the growth in new deposit account households.
Noninterest expenses decreased by $8.1 million versus fourth quarter 2010’s result and were $3.3 million lower when compared to the first quarter of 2010. The largest decreases from the fourth and first quarters of 2010 were primarily in assets dispositions expense and losses on other real estate owned and repossessed assets, decreasing by $8.4 million and $2.5 million, respectively, on an aggregate basis. Overhead related to salaries and wages, the largest component of overall overhead, were nearly unchanged compared to the fourth and first quarter of 2010.
Lower provisioning for loan losses for the first quarter of 2011 of $0.6 million, compared to provisioning of $4.0 million, $8.9 million, $16.8 million and $2.1 million for the fourth, third, second and first quarters of 2010, respectively. Provisions for loans losses were much higher during 2009 and 2010 as a result of higher net charge-offs and the Company increasing its allowance for loan losses to loans outstanding ratio to over 3 percent during these years. The allowance for loan losses to loans outstanding ratio at March 31, 2011 was 2.80 percent.

CRITICAL ACCOUNTING ESTIMATES
The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:
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
Allowance and Provision for Loan Losses
The information contained on pages 29-31 and 38-47 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.
Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale
At March 31, 2011, outstanding securities designated as available for sale totaled $514,150,000. The fair value of the available for sale portfolio at March 31, 2011 was more than historical amortized cost, producing net unrealized gains of $1,385,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2011 and 2010. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings currently is investment grade. Any securities rated below investment grade are tested for other than temporary impairment, or “OTTI”. As of March 31, 2011, the Company’s investment securities, except for approximately $9.1 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $425.4 million, or 83 percent of the total available for sale portfolio. The remainder of the portfolio primarily consists of private label securities secured by collateral originated in 2005 or prior with amortized loan to values below 70%, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.
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
The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $6.4 million as of March 31, 2011, unchanged from year-end 2010. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at March 31, 2011 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.
Realization of Deferred Tax Assets
At March 31, 2011, the Company has net deferred tax assets (“DTA”) of $19.5 million which are supported by tax planning strategies that could produce gains from transactions involving bank premises, investments, and other items that could be implemented during the NOL carry forward period.

As a result of the losses incurred in 2008, 2009, and 2010 the Company was and is in a three-year cumulative pretax loss position. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a DTA from a forecast of future taxable income. The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time. Therefore, the Company has recorded deferred tax valuation allowances for its net operating loss carryforwards totaling approximately $48 million at March 31, 2011. Should the economy show signs of improvement and our credit costs continue to moderate, management anticipates that increased reliance on its forecast of future taxable earnings would result in tax benefits as the recording of valuation allowances would no longer be necessary. It is management’s opinion that Seacoast National’s future taxable income will ultimately allow for the recovery of the NOL, and the realization of its deferred tax assets.
Contingent Liabilities
The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims. At March 31, 2011 and 2010, the Company had no significant accruals for contingent liabilities.
RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the first quarter of 2011 totaled $16,518,000, increasing from 2010’s fourth quarter by $139,000 or 0.8 percent, and lower than first quarter 2010’s result by $770,000 or 4.5 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
(Dollars in	Income	Margin
thousands)	(tax equivalent)	(tax equivalent)
First quarter 2010	$17,288	3.48%
Second quarter 2010	16,286	3.27
Third quarter 2010	16,532	3.35
Fourth quarter 2010	16,379	3.42
First quarter 2011	16,518	3.48

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

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2010	2010	2010	2010
	(Dollars in thousands)
Non-taxable interest income	$119	$112	$138	$135	$148
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,518	$16,379	$16,532	$16,286	$17,288
Total net interest income (not TE)	16,456	16,321	16,461	16,217	17,213
Net interest margin (TE)	3.48%	3.42%	3.35%	3.27%	3.48%
Net interest margin (not TE)	3.47	3.41	3.33	3.25	3.46
Net interest income and net interest margin (on a tax equivalent basis) have stabilized despite the challenging lending environment and the reduction of interest due to nonaccrual loans. Net interest margin on a tax equivalent basis increased 6 basis points to 3.48 percent for the first quarter of 2011 compared to the fourth quarter of 2010, and was unchanged year over year. Increased nonaccrual loans and changes in the earning assets mix have been the primary forces that have adversely affected our net interest income and net interest margin when comparing results for 2011 and 2010 to 2009 and prior periods.
The earning asset mix changed year over year impacting net interest income. For the first quarter of 2011, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 64.2 percent, compared to 69.1 percent a year ago. Average securities as a percent of average earning assets increased from 20.7 percent a year ago to 24.5 percent during the first quarter of 2011 and interest bearing deposits and other investments increased to 11.3 percent in 2011 from 10.2 percent in 2010. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with volumes related to commercial real estate representing 46.9 percent of total loans at March 31, 2011 (compared to 49.9 percent at March 31, 2010). This reflects our reduced exposure to commercial construction and land development loans on residential and commercial properties, which declined by $27.9 million and $38.2 million, respectively, from March 31, 2010 to March 31, 2011. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 44.8 percent of total loans at March 31, 2011 (versus 41.1 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for the first quarter of 2011 was 4.26 percent, 26 basis points lower than for 2010 in the first quarter, a reflection of the lower interest rate environment and earning asset mix. The Federal Reserve has indicated its intent to continue rates at their historical lows for an extended period. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2010	2010	2010	2010
Yield	4.26%	4.24%	4.23%	4.22%	4.52%
The yield on loans decreased 3 basis points to 5.33 percent over the last twelve months, with nonaccrual loans totaling $66.2 million or 5.4 percent of total loans at March 31, 2011 (versus $96.3 million or 7.0 percent of total loans a year ago), improving the yield on our loan portfolio. The yield on investment securities was lower, decreasing 56 basis points year over year to 3.17 percent for the first quarter of 2011, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. The dilution in yield on investment securities was less severe in the first quarter of 2011 than over the past three quarters, comparing to a decline of 108 basis points for fourth quarter 2010’s yield year over year, versus 156 basis points for the third quarter 2010 year over year, and 140 basis points for second quarter 2010 year over year. Interest bearing deposits and other investments yielded 0.44 percent for the first quarter of 2011, slightly below first quarter 2010’s yield of 0.47 percent. The Company has over $150 million of excess cash liquidity it can invest in securities or loans at higher yields when management deems it appropriate.
Average earning assets for the first quarter of 2011 decreased $90.7 million or 4.5 percent compared to 2010’s first quarter average balance. Average loan balances decreased $157.5 million or 11.3 percent to $1,236.3 million, while average investment securities were $55.5 million or 13.3 percent higher totaling $472.4 million and average interest bearing deposits and other investments increased $11.3 million or 5.5 percent to $216.9 million. The decline in average earning assets is consistent with reduced funding as a result of a planned reduction in brokered deposits (only $7.4 million remain outstanding at March 31, 2011), and certificates of deposit (principally single service deposit customers).
Commercial and commercial real estate loan production for the first quarter of 2011 totaled approximately $11 million, compared to production for all of 2010 and 2009 of $10 million and $14 million, respectively. Period-end total loans outstanding have declined by $147.9 million or 10.8 percent since March 31, 2010, and lower than the decline during the first quarter of 2010 year over year, by $259.3 million or 15.9 percent. Economic conditions in the markets the Company serves are expected to continue to be challenging, and although we continue to make loans, these conditions are expected to have a negative impact on loan growth, but possibly to a lessened degree if the consensus opinion that conditions will improve in 2011 is realized. At March 31, 2011 the Company’s total commercial and commercial real estate loan pipeline was $71 million, versus $28 million at December 31, 2010 and $32 million at March 31, 2010.
A total of 17 applications were received seeking restructured residential mortgages during the first quarter of 2011, compared to 37, 28, 15 and 21 in the first, second, third and fourth quarters of 2010, respectively. The Company continues to lend, and we have expanded our residential mortgage loan originations and seek to expand loans to small businesses in 2011. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to remain a challenge.

Closed residential mortgage loan production for the first quarter of 2011 totaled $32 million, of which $13 million was sold servicing released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2010 totaled $33 million, $33 million, $38 million and $49 million, respectively, of which $17 million, $26 million, $29 million and $28 million was sold servicing-released, respectively. Applications for residential mortgages totaled $72 million during the first quarter of 2011, compared to $52 million during the same period in 2010 and $244 million for all of 2010. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft during 2011.
During the first quarter of 2011 there were no securities gains or losses. In comparison, sales of mortgage backed securities totaling $59.2 million resulted in securities gains of $2,100,000 during the first quarter of 2010. The securities were sold because of historically tight spreads with the belief these securities had minimal opportunity to further increase in value. During the first quarter of 2011, maturities (primarily pay-downs of $32.9 million) totaled $33.4 million and securities portfolio purchases totaled $115.6 million. Purchases in 2011 have been conducted principally to reinvest funds from maturities and loan principal repayments, as well as to reinvest excess funds (an interest bearing deposit) at the Federal Reserve Bank. In comparison, during the first quarter of 2010 maturities (entirely pay-downs) totaled $35.2 million and securities portfolio purchases totaled $56.8 million.
The cost of average interest-bearing liabilities in the first quarter of 2011 decreased 3 basis points to 0.98 percent from fourth quarter 2010 and was 27 basis points lower than for the first quarter of 2010, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2010	2010	2010	2010
Rate	0.98%	1.01%	1.09%	1.17%	1.25%
For the first quarter of 2011, the Company’s retail core deposit focus continues to produce strong growth in core deposit customer relationships when compared to prior year results. The improved deposit mix and lower rates paid on interest bearing deposits during 2011 (and last several quarters) reduced the overall cost of total deposits to 0.72 percent for the first quarter of 2011, 31 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 60.3 percent of total average interest bearing deposits for the first quarter of 2011, an improvement compared to the average of 57.2 percent a year ago. The average rate for lower cost interest bearing deposits for the first quarter of 2011 was 0.30 percent, down by 29 basis points from 2010’s rate for the same period. Certificate of deposit (“CD”) rates paid were also lower during the first quarter of 2011, averaging 1.78 percent, a 28 basis point decrease compared to 2010’ first quarter result. Average CDs (the highest cost component of interest bearing deposits) were 39.7 percent of interest bearing deposits for 2011’s first quarter, compared to 42.8 percent a year ago.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $10.4 million to $93.3 million or 10.0 percent from the first quarter of 2010. Public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year, with balances typically peaking during the fourth and first quarters each year. During 2011 and 2010, no federal funds purchased were utilized. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009.
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
The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310 as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450. For the first quarter of 2011, a lower provisioning for loan losses of $0.6 million was recorded, a substantial improvement over provisioning in 2010 for the first, second, third and fourth quarters of $2.1 million, $16.7 million, $8.9 million and $4.0 million, respectively. The net charge-offs for the first quarter of 2011 totaled $4.0 million, compared to net charge-offs for the first, second, third and fourth quarters of 2010 of $3.5 million, $20.2 million, $10.7 million and $4.7 million, respectively. Net charge-offs represented 1.32 percent of average total loans for the first quarter of 2011, versus 2.95 percent of average total loans for all of 2010. Delinquency trends show continued stability (see “Nonperforming Assets”).
Note F to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses for the first quarters of 2011 and 2010.

Higher losses in the commercial construction and land development portfolio secured by residential land were realized over the past couple years. During 2010, the Company sold $27.6 million of loans which accounted for $11.1 million of total net charge-offs for the year. With timely and more aggressive collection efforts, loan sales, and charge-offs, the Company’s residential construction and land development loans have been reduced to $13.2 million or 1.1 percent of total loans at March 31, 2011 (see “Loan Portfolio”), down from approximately $41.1 million or 3.0 percent of total loans at March 31, 2010. Total commercial real estate (“CRE”) loans have declined 19.1 percent from $684.7 million at March 31, 2010 to $574.8 million at March 31, 2011. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding (as defined in the guidance) represented 206 percent of total risk based capital at March 31, 2011.
The Company has also reduced its concentrations of large individual loan relationships over the periods compared, which the Company believes has reduced overall risk in its loan portfolio. The following table details the Company’s reduced exposure to large residential construction and land development loans over the past five quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining from $12.5 million at March 31, 2010 to no outstanding balance at March 31, 2011. Of the remaining $13.2 million in residential construction and land development loans with balances of less than $4 million, $1.6 million or 12 percent are classified as nonperforming.
QUARTERLY TRENDS — LOANS AT END OF PERIOD
(Dollars in Millions)

							2011
		2010				2011	Nonperforming
		1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	1st Qtr	No.
Residential Construction and Land Development
Condominiums	>$4 mil	$—	$—	$—	$—	$—	$—	—
	<$4 mil	0.9	0.9	0.9	0.9	0.5	0.5	1
Town homes	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	—	—	—	—	—	—	—
Single Family Residences	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	3.9	3.6	3.8	—	—	—	—
Single Family Land & Lots	>$4 mil	5.9	5.9	—	—	—	—	—
	<$4 mil	15.7	9.6	10.3	7.0	6.6	0.1	2
Multifamily	>$4 mil	6.6	4.3	—	—	—	—	—
	<$4 mil	8.1	8.2	6.3	6.1	6.1	1.0	2

TOTAL	>$4 mil	12.5	10.2	—	—	—	—	—
TOTAL	<$4 mil	28.6	22.3	21.3	14.0	13.2	1.6	5

GRAND TOTAL		$41.1	$32.5	$21.3	$14.0	$13.2	$1.6	5

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

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing loans for home improvements with maturities of 10 to 15 years) totaled $67.7 million and home equity lines totaled $57.4 million at March 31, 2011, compared to $89.1 million and $60.1 million at March 31, 2010. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines greater than 80 percent of value or used credit scoring solely as the underwriting criteria. Therefore this portfolio of loans, primarily to customers with other relationships to Seacoast National, has performed better than portfolios of our peers. Net charge-offs for the three months ended March 31, 2011 totaled $80,000 for home equity lines, compared to $1,694,000 for all of 2010, and home equity lines past due 90 days or more and nonaccrual lines (aggregated) were $1,450,000 and $384,000 at March 31, 2011 and 2010, respectively.
From year-end 2009, nonaccrual loans declined by $29.6 million to $68.3 million at December 31, 2010, and presently total $66.2 million at March 31, 2011 (see “Nonperforming Assets”). Loans declined $156.9 million or 11.2 percent during 2010, and since year-end 2010 have declined $15.2 million or 1.2 percent (see “Loan Portfolio”).
Congress and bank regulators have encouraged recipients of Troubled Asset Relief Program (“TARP”) capital to use such capital to make more loans. In that respect, the Company has successfully increased its residential mortgage production in 2011 and 2010. A total of 323 applications were taken during 2011 with an aggregate value of $72 million with $32 million in loans closed, compared to 1,168 applications taken for all of 2010 with an aggregate value of $244 million and $152 million in loans closed. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, however demand for new home construction is expected to remain soft.
NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $4,209,000 for the first quarter of 2011, $46,000 or 1.1 percent higher than for 2010’s first quarter and $978,000 or 18.9 percent lower than the fourth quarter 2010. Fourth quarter 2010’s result included a $600,000 gain for the sale of the Company’s merchant business. Noninterest income accounted for 20.4 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in 2011, compared to 19.5 percent a year ago.

Noninterest income for the first quarter of 2011, and the fourth and first quarters of 2010, is detailed as follows:

	1st Qtr	4th Qtr	1st Qtr
(Dollars in thousands)	2011	2010	2010
Service charges on deposits	$1,442	$1,590	$1,372
Trust income	523	510	476
Mortgage banking fees	395	580	421
Brokerage commissions and fees	320	325	286
Marine finance fees	298	355	339
Debit card income	891	814	717
Other deposit-based EFT fees	90	75	93
Other income	250	938	459

Total	$4,209	$5,187	$4,163

For the first quarter of 2011, revenues from the Company’s wealth management services businesses (trust and brokerage) increased year over year, by $81,000 or 10.6 percent, and were higher than the fourth quarter of 2010 by $8,000 or 1.0 percent. Included in the $81,000 increase, trust revenue was higher by $47,000 or 9.9 percent and brokerage commissions and fees were higher by $34,000 or 11.9 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. It is expected that fees from wealth management will continue to improve as the economy and stock market improve. Included in the $34,000 overall growth in brokerage commissions and fees for first quarter 2011 was an increase of $44,000 in revenue from insurance annuity sales year over year, partially offset by a $7,000 decrease in aggregate brokerage and mutual fund commissions. Higher inter vivos trust, estate and testamentary trust fees were the primary cause for the higher trust income versus a year ago, as these increased $26,000, $14,000 and $6,000, respectively.
Service charges on deposits for the first quarter of 2011 were $70,000 or 5.1 percent higher year over year versus 2010’s first quarter result, and were $148,000 or 9.3 percent lower when compared to fourth quarter 2010. Overdraft fees represented approximately 76 percent of total service charges on deposits for the first quarter of 2011, unchanged from the average for all of 2010 and slightly higher than the 74 percent recorded for the first quarter of 2010. We are pleased with this result considering all financial institutions adopted procedures beginning on July 1, 2010 expected to result in a negative impact on overdraft fee income. Service charges on deposits increased each quarter throughout 2010 and for the first quarter of 2011 year over year, reflecting the growth in core deposit households over the last couple years. Growth rates for remaining service charge fees on deposits have been nominal or declining, as the trend over the past few years is for customers to prefer deposit products which have no fees or where fees can be avoided by maintaining higher deposit balances.
For the first quarter of 2011, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National decreased $41,000 or 12.1 percent compared to first quarter 2010, and compared to fourth quarter 2010 were $57,000 or 16.1 percent lower. Approximately $5 million of first quarter’s marine loan production was placed in our loan portfolio, thereby reducing the percentage of production sold during the first quarter of 2011. The Seacoast Marine Division originated $23 million in loans during the first quarter of 2011, compared to $25 million, $17 million, $17 million and $20 million in loans during the first, second, third and fourth quarters of 2010 (a total of $79 million for 2010), respectively. Of the loans originated during the first quarter of 2011, and first, second, third and fourth quarters of 2010, $18 million, $20 million, $17 million, $17 million and $20 million were sold (77.7 percent of production for 2011 and 93.7 percent of production for all of 2010). Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past couple years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For first quarter 2011, debit card income increased $174,000 or 24.3 percent from first quarter 2010, and was $77,000 or 9.5 percent higher than fourth quarter 2010. Other deposit-based electronic funds transfer (“EFT”) income decreased $3,000 or 3.2 percent from first quarter 2010 but compared to fourth quarter 2010, was $15,000 or 20.0 percent higher. Debit card and other deposit-based EFT revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. It is uncertain how the Dodd-Frank regulation will impact this source of fee revenue over 2011 and beyond but it is expected to reduce fees collected by financial institutions.
The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the first quarter of 2011 decreased $26,000 or 6.2 percent from first quarter 2010, and were $185,000 or 31.9 percent lower than fourth quarter 2010. A surge in home purchase closings before year-end 2010 and a seasonal slowing on home purchase transactions in early 2011 were the primary causes for the decline from the fourth quarter. Mortgage banking revenue as a component of overall noninterest income was 9.4 percent for the first quarter 2011, compared to 11.0 percent for all of 2010 Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of new and used home sales. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company had more mortgage loan origination opportunities in markets it serves during 2010 and this is expected to continue during 2011. The Company increased production in 2010 and 2011 by increasing its market share and the Company was the number one originator in its Martin, St. Lucie and Indian River counties of home purchase mortgages. The Company has only had to repurchase a single sold mortgage loan and believes that its processes and controls make it unlikely that it has any material exposure in the future.
Other income for first quarter 2011 decreased $209,000 or 45.5 percent compared to the first quarter a year ago, and from fourth quarter 2010 was $688,000 or 73.3 percent lower. Fourth quarter 2010’s result included a $600,000 gain on the sale of the merchant portfolio. The margin earned on merchant business was thin, with income and associated costs for merchant processing nearly offsetting. While more competitive offerings for current and new customers are provided as a result of utilizing an outsourced vendor, Seacoast National will only receive fee income for new accounts opened prospectively. Of the $209,000 decline for 2011 compared to first quarter 2010, merchant income (net) was $75,000 lower and operating income from a Community Reinvestment Act (CRA) investment was $104,000 lower year over year (a result of fair market value adjustments on realty held). Other miscellaneous fees with smaller declines comprised the remainder of the overall decline.

NONINTEREST EXPENSES
The Company’s overhead ratio has typically been in the low 60’s in years prior to the recession. Lower earnings in 2010, 2009, and 2008 resulted in this ratio increasing to 104.6 percent, 86.9 percent and 77.8 percent, respectively. For the first quarter of 2011, the overhead ratio was 94.1 percent. When compared to first quarter 2010, total noninterest expenses for first quarter 2011 decreased by $3,305,000 or 14.4 percent to $19,667,000, and when compared to fourth quarter 2010, expenses were lower by $8,071,000 or 29.1 percent. The primary cause for the decrease in 2011 over 2010 was lower net losses on OREO and repossessed assets and asset disposition costs (aggregated), by $2,538,000 versus first quarter a year ago and $8,350,000 versus the fourth quarter 2010.
Noninterest expenses for the first quarter of 2011 have been in line with our expectations. Salaries, wages and benefits combined totaled $6,551,000, lower by $89,000 or 1.0 percent than the same quarter in 2010. Executive cash incentive compensation has not been accrued in 2011, nor was any paid in 2010, 2009 or 2008. Cost reductions were also achieved in communication costs, legal and professional fees, and FDIC assessments, all of which declined when compared to first quarter 2010’s results.
Although salaries and wages for the first quarter of 2011 increased $89,000 or 1.4 percent to $6,551,000 when compared to the prior year’s first quarter, employee benefit costs were $178,000 or 10.0 percent lower, totaling $1,600,000. Salary and wages were nominally higher compared to fourth quarter of 2010. Severance during the first quarter 2011 was $22,000 higher than in the first quarter a year ago. Commission and incentive payments on revenues generated from wealth management and lending production were also causes for the increase for 2011, compared to first quarter 2010. Base salaries for the first quarter 2011 were $35,000 or 0.6 percent lower year over year compared to first quarter 2010 when 428 full time equivalent employees (“FTE’s”) were employed.
The Company recognized lower claims experience during the first quarter of 2011 for its self-funded health care plan compared to first quarter 2010, with a decrease of $227,000 in expenditures. In addition, 401K costs were $37,000 lower for first quarter 2011 versus a year ago. Partially offsetting, payroll taxes were $8,000 higher and unemployment compensation costs were $78,000 higher year over year for the first quarter of 2011, due primarily to the state of Florida increasing unemployment compensation rates to replenish funding pools for disbursements. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that no immediate or material financial statement impacts are apparent.
Outsourced data processing costs totaled $1,522,000 for the first quarter of 2011, an increase of $43,000 or 2.9 percent from first quarter a year ago, and in comparison to fourth quarter 2010, an increase of $26,000 or 1.7 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. Core data processing and check card processing costs were $31,000 and $16,000 higher for first quarter 2011, versus a year ago for the first quarter. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.
Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, decreased by $110,000 or 27.6 percent to $289,000 for first quarter of 2011 when compared to first quarter 2010, and were $32,000 or 10.0 percent lower than for the fourth quarter of 2010. Improved systems and monitoring of services utilized as well as reducing the number telephone lines has reduced our communication costs, and these costs should continue to be lower prospectively.

Total occupancy, furniture and equipment expenses for the first quarter of 2011 decreased $12,000 or 0.5 percent to $2,539,000, year over year, versus first quarter 2010, and these costs were $231,000 or 10.0 percent higher compared to the fourth quarter of 2010. Real estate taxes recorded for 2011’s first quarter (compared to the fourth quarter of 2010) were $202,000 higher, a result of year end adjustments in late 2010 when property tax assessments are paid.
For the first quarter of 2011, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $96,000 or 14.6 percent to $752,000 when compared to the first quarter of 2010. Marketing expenses for 2011 and 2010 reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Agency fees, as well as media costs (newspaper, television and radio advertising), sales promotions and donations (and sponsorships) have been ramped up the most during 2011 versus a year ago, by $120,000, $14,000, $25,000 and $47,000, respectively. Also increasing were business meals and entertainment expenditures and public relations costs (up $21,000 and $20,000, respectively), partially offset by printing related costs for brochures and other marketing materials (declining $21,000 on an aggregate basis) and direct mail activities (lower by $122,000).
Legal and professional fees decreased by $344,000 or 16.4 percent to $1,757,000 for the first quarter of 2011, compared to a year ago, and were $26,000 or 1.5 percent lower compared to the fourth quarter of 2010. Legal fees were $316,000 higher for the first quarter of 2011 year over year, but were $569,000 lower compared to the fourth quarter of 2010, primarily due to lower costs related to problem assets, principally OREO. Compared to the first quarter of 2010, regulatory examination fees and CPA fees on an aggregate basis were $27,000 lower for the first quarter of 2011. Professional fees were $633,000 lower for 2011 versus first quarter 2010’s expenditures, reflecting higher costs for strategic planning and risk management assistance in 2010. The Company also uses the consulting services of a former bank regulator who also serves as a director of Seacoast National to assist it with its compliance with the bank’s formal agreement with the OCC and regulatory examinations. For first quarter of 2011, Seacoast National paid $75,000 for these services, compared to $121,000 in the first quarter of 2010.
The FDIC assessment for the first quarter of 2011 totaled $959,000, compared to first, second, third and fourth quarter 2010’s assessments of $1,006,000, $1,039,000, $966,000 and $947,000, respectively. The FDIC mandated the prepayment of assessments for three years plus fourth quarter 2009’s assessment on December 30, 2009. The amount of the prepayment totaled $14.8 million. The Company anticipates that FDIC insurance costs are likely to remain elevated, with assessments possibly increasing even more depending on the severity of bank failures and their impact on the FDIC’s Deposit Insurance Fund.
Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $1,535,000 for the first quarter of 2011, compared to $4,073,000, $415,000, $1,436,000 and $9,885,000 for the first, second, third and fourth quarters of 2010, respectively. These costs were more moderate during the second and third quarters of 2010 as well. Of the $1,535,000 total for 2011, assets disposition costs summed to $1,086,000 and net losses on OREO and repossessed assets totaled $449,000.

Other noninterest expenses decreased $304,000 or 12.3 percent to $2,163,000 for the first quarter of 2011 when comparing the same period in 2010 to a year ago, and were lower compared to the fourth quarter of 2010 by $379,000 or 14.9 percent. One-time cash settlements for a branch lease and to a client of Seacoast National’s brokerage subsidiary (each for $150,000) were recorded during the first quarter of 2010 and were the primary cause for the decrease from last year’s first quarter. Also decreasing year over year from a year ago were stationery and supplies costs (down $94,000), amortization of intangible assets (down $103,000), property appraisals (down $36,000) and directors fees (down $30,000). Higher year over year were check printing costs (up $45,000, due to higher transaction account volumes), charge-offs related to robbery and customer fraud (up $141,000), employee placement costs (up $35,000, including headhunter fees) and education related costs (up $24,000).
INCOME TAXES
The provision for the income taxes (benefits) for the first quarter of 2011 totaled $0.2 million and the benefit for the net loss for the first, second, third and fourth quarters of 2010 totaled $(0.6) million, $(5.3) million, $(2.8) million and $(3.9) million, respectively. The deferred tax valuation allowance was decreased or increased by a like amount, and therefore there was no change in the carrying value of deferred tax assets which are supported by tax planning strategies (see “Critical Accounting Estimates — Deferred Tax Assets”).
CAPITAL RESOURCES
The Company’s equity capital at March 31, 2011 totaled $165.8 million and the ratio of shareholders’ equity to period end total assets was 7.97 percent, compared with 7.13 percent at March 31, 2010, and 8.25 percent at December 31, 2010. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.
The Company’s capital position remains strong, with a total risk-based capital ratio of 18.21 percent at March 31, 2011, higher than March 31, 2010’s ratio of 15.29 percent and higher than 17.84 percent at December 31, 2010.
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

The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast National or us, respectively. Under a recently adopted Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the
Federal Reserve has indicated that the board of directors of a bank holding company, such as Seacoast, should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
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
Beginning in the third quarter of 2008, we reduced the dividend on our common stock to $0.01 per share and, as of May 19, 2009, we suspended the payment of dividends. On May 19, 2009, our board of directors decided to suspend regular quarterly cash dividends on our outstanding common stock and Series A Preferred Stock pursuant to a request from the Federal Reserve as a result of recently adopted Federal Reserve policies related to dividends and other distributions. The Company suspended the payment of dividends on its trust preferred securities as well. Dividends will be suspended until such time as dividends are allowed by the Federal Reserve.
As of March 31, 2011, our accumulated deferred dividend payments on Series A Preferred Stock was $5,579,000 and our accumulated deferred interest payment on trust preferred securities was $2,219,000.

At March 31, 2011, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
March 31, 2011:
Tier 1 capital ratio	16.9%	15.4%	6%
Total risk-based capital ratio	18.2%	16.7%	10%
Tier 1 leverage ratio	10.3%	9.4%	5%

*	For subsidiary bank only
FINANCIAL CONDITION
Total assets decreased $38,647,000 or 1.8 percent from March 31, 2010 to $2,081,319,000 at March 31, 2011.
LOAN PORTFOLIO
Total loans (net of unearned income) were $1,225,383,000 at March 31, 2011, $147,895,000 or 10.8 percent less than at March 31, 2010, and $15,225,000 or 1.2 percent less than at December 31, 2010. The following table details loan portfolio composition at March 31, 2011, December 31, 2010 and March 31, 2010:

	March 31,	December 31,	March 31,
(In thousands)	2011	2010	2010
Construction & land development	$75,718	$79,306	$151,257
Commercial real estate	527,220	543,603	571,023
Residential real estate	520,253	516,994	527,251
Commercial and financial	51,520	48,825	62,134
Consumer	50,364	51,602	61,422
Other loans	308	278	191

Total	$1,225,383	$1,240,608	$1,373,278

As shown in the loan table above, commercial real estate loans decreased $43.8 million or 7.7 percent from March 31, 2010 to $527.2 million at March 31, 2011 and residential real estate loans decreased $7.0 million or 1.3 percent to $520.3 million. Construction and land development loans declined $75.5 million or 49.9 percent to $75.7 million from March 31, 2010. The primary cause for the decrease in construction and land development loans was a reduction in construction and land development loans for residential and commercial properties of $27.9 million or 67.9 percent and $38.2 million or 52.6 percent, respectively. Total outstanding balances for these portfolios have been reduced to $13.2 million and $34.4 million, respectively, at March 31, 2011. Construction and land development loans to individuals for personal residences included in total construction and land development loans were lower as well, declining $9.5 million or 25.3 percent to $28.1 million at March 31, 2011.

Also declining were fixed rate residential real estate mortgages, home equity mortgages and home equity lines, declining $1.0 million or 1.1 percent, $21.4 million or 24.0 percent, and $2.7 million or 4.5 percent, respectively, and totaling $86.6 million, $67.7 million and $57.4 million at March 31, 2011. Adjustable rate residential real estate mortgages were higher year over year, by $18.1 million or 6.2 percent to $308.6 million at March 31, 2011.
At March 31, 2011, approximately $309 million or 59 percent of the Company’s residential mortgage balances were adjustable, compared to $291 million or 55 percent at March 31, 2010. Loans secured by residential properties having fixed rates totaled approximately $87 million at March 31, 2011, of which 15- and 30-year mortgages totaled approximately $25 million and $62 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $88 million at March 31, 2010, with 15- and 30-year fixed rate residential mortgages totaling approximately $30 million and $58 million, respectively. The Company also has a small home equity line portfolio totaling approximately $57 million at March 31, 2011, slightly lower than the $60 million that was outstanding at March 31, 2010.
Commercial and financial loans and consumer loans (principally installment loans to individuals) decreased $10.6 million or 17.1 percent and $11.0 million or 17.9 percent, respectively, from a year ago to $51.5 million and $50.4 million at March 31, 2011, reflecting the impact on lending of the economic downturn.
Commercial loans decreased and totaled $51.5 million at March 31, 2011, compared to $62.1 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
The consumer loan portfolio (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaled $50.4 million (versus $61.4 million a year ago), real estate construction loans to individuals secured by residential properties which totaled $7.3 million (versus $8.7 million a year ago), and residential lot loans to individuals which totaled $20.8 million (versus $28.9 million a year ago).

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at March 31, 2011 and 2010:

March 31	2011			2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$0.5	$—	$0.5	$0.9	$—	$0.9
Town homes	—	—	—	—	—	—
Single Family Residences	—	—	—	3.9	1.3	5.2
Single Family Land & Lots	6.6	—	6.6	21.6	0.1	21.7
Multifamily	6.1	—	6.1	14.7	—	14.7

	13.2	—	13.2	41.1	1.4	42.5
Commercial:
Office buildings	—	0.4	0.4	13.7	—	13.7
Retail trade	—	—	—	3.9	—	3.9
Land	33.9	0.1	34.0	45.7	0.1	45.8
Industrial	—	—	—	2.5	0.1	2.6
Healthcare	—	—	—	—	—	—
Churches & educational Facilities	—	—	—	—	—	—
Lodging				—	—	—
Convenience Stores	0.5	—	0.5	—	—	—
Marina	—	—	—	6.8	—	6.8
Other	—	—	—	—	—	—

	34.4	0.5	34.9	72.6	0.2	72.8

	47.6	0.5	48.1	113.7	1.6	115.3
Individuals:
Lot loans	20.8	—	20.8	28.9	—	28.9
Construction	7.3	6.7	14.0	8.7	5.6	14.3

	28.1	6.7	34.8	37.6	5.6	43.2

Total	$75.7	$7.2	$82.9	$151.3	$7.2	$158.5

*
Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

The Company’s largest remaining commercial land loan of $24 million was placed under contract for sale with Florida Power and Light (an investor-owned utility company providing electric power throughout Florida, and a national provider of electricity services) late in the first quarter 2011. Management believes that should the sale close in the second or third quarter that no further loss will be recognized.
Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at March 31, 2011 and 2010:

March 31	2011			2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$121.3	$1.1	$122.4	$131.1	$1.2	$132.3
Retail trade	150.6	—	150.6	163.5	—	163.5
Industrial	76.3	0.1	76.4	81.7	1.2	82.9
Healthcare	26.6	0.6	27.2	29.1	0.1	29.2
Churches and educational facilities	28.6	—	28.6	29.1	—	29.1
Recreation	2.8	—	2.8	3.0	0.4	3.4
Multifamily	14.2	—	14.2	25.3	—	25.3
Mobile home parks	2.5	—	2.5	5.3	—	5.3
Lodging	21.7	—	21.7	23.5	—	23.5
Restaurant	4.2	—	4.2	4.7	—	4.7
Agriculture	9.2	1.3	10.5	11.4	0.5	11.9
Convenience Stores	20.1	—	20.1	22.3	—	22.3
Marina	21.7	—	21.7	15.7	—	15.7

Other	27.4	0.2	27.6	25.3	0.3	25.6

Total	$527.2	$3.3	$530.5	$571.0	$3.7	$574.7

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $332 million and $195 million, respectively, at March 31, 2011, compared to $347 million and $224 million, respectively, a year ago.
The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. The Company’s asset mitigation employees handle all foreclosure actions together with outside legal counsel and has never had its foreclosure documentation or processes questioned by any party involved in the transaction.
Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product.
At March 31, 2011, the Company had commitments to make loans of $97 million, compared to $95 million at March 31, 2010.
Loan Concentrations
Over the past three years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $437.4 million to $160.1 million at March 31, 2011 compared with year-end 2007.
Commercial Relationships Greater than $10 Million (dollars in thousands)

	March 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2009	2008	2007
Performing	$111,059	$112,469	$145,797	$374,241	$592,408
Performing TDR*	28,174	28,286	31,152	—	—
Nonaccrual	20,913	20,913	28,525	14,873	5,152

Total	$160,146	$161,668	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$149,936	$151,503	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures
Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses was reduced to 66.0 percent at March 31, 2011, compared with 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.

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

	March 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2009	2008	2007
Construction & Land Development Loans to Total Risk Based Capital	37%	39%	81%	206%	265%
CRE Loans to Total Risk Based Capital	206%	218%	274%	389%	390%
Below is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) as a percent of total construction and land development loans. The significant increase in Palm Beach County at March 31, 2011 was caused by the decline in construction and land development loans, which declined from $113.7 million at March 31, 2010 to $47.7 million at March 31, 2011.

	% of Total
	Construction
	and Land Development
	Loans
Florida County	2011	2010

Palm Beach	49.5	23.2
St. Lucie	11.8	11.1
Brevard	8.0	10.8
Martin	7.4	7.0
Okeechobee	5.9	2.9
Indian River	4.8	15.7
Collier	3.6	2.2
Broward	3.1	0.0
Orange	1.9	3.3
Charlotte	1.1	1.0
Lake	1.1	0.7
Hendry	1.1	1.3
Marion	0.5	1.3
Highlands	0.0	0.2
Miami-Dade	0.0	8.2
Volusia	0.0	10.6
Pinellas	0.0	0.4
Other	0.2	0.1

Total	100.0	100.0

ALLOWANCE FOR LOAN LOSSES
Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $34,353,000 or 2.80 percent of total loans at March 31, 2011, $9,366,000 lower than at March 31, 2010 and $3,391,000 less than at December 31, 2010. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.
The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of March 31, 2011, the specific allowance related to impaired loans individually evaluated totaled $11.9 million, compared to $12.4 million as of March 31, 2010.
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

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off or charged down between 120 and 180 days past due, depending on the collateral type, in compliance with Federal Financial Institution Examination Council guidelines. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates.
Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.
In general, collateral values for residential real estate have declined since 2006, with values being more stable over the last 15 months to 27 months. Loans originated from 2005 through 2007 have seen property values decline approximately 50 percent from their original appraised values, more than the decline on loans originated in other years. Declining residential collateral value has affected our actual loan losses over the last three years, but values appear to be stabilizing over the last twelve months. Residential loans that become 90 days past due are placed on nonaccrual. A specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.
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
During the first quarter of 2011, net charge-offs totaled $4,031,000, compared to net charge-offs of during the first, second, third and fourth quarters of 2010 of $3,541,000, $20,209,000, $10,700,000 and $4,678,000, respectively. Some of the increase in charge-offs during 2010 was related to loan sales to reduce risk in the loan portfolio. Note F to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2011. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.
The allowance as a percentage of loans outstanding was 2.80 percent at March 31, 2011, compared to 3.18 percent at March 31, 2010 and 3.04 percent at December 31, 2010. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At March 31, 2011, the Company had $1.123 billion in loans secured by real estate, representing 91.7 percent of total loans, down from $1.250 billion, representing 91.0 percent at March 31, 2010. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. The Company’s exposure to construction and land development credits is secured by project assets and personal guarantees and totals $47.6 million at March 31, 2011, down from $113.7 million at March 31, 2010. The Company considers exposure to this industry group, together with an assessment of current trends and expected future financial performance in our evaluation of the adequacy of the allowance for loan losses. The significant decline in this concentration is one factor which supports the lower overall allowance for loan losses at March 31, 2011 compared to March 31, 2010.
While it is the Company’s policy to charge off in the current period loans in which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, borrower payment behaviors and local market conditions as well as conditions affecting individual borrowers, management’s judgment of the allowance is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer companies identified by the regulatory agencies.
In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. Our bank regulators have generally agreed with our credit assessment however the regulators could seek additional provisions to our allowance for loan losses, which will reduce our earnings.
Seacoast National entered into a formal agreement with the Office of the Comptroller of the Currency (the “OCC”) on December 16, 2008 to improve its asset quality. Under the formal agreement, Seacoast National’s board of directors appointed a compliance committee to monitor and coordinate Seacoast National’s performance under the formal agreement. The formal agreement provides for the development and implementation of written programs to reduce Seacoast National’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate loan (“CRE”) concentrations in light of current adverse CRE market conditions. The Company believes it has complied with this formal agreement.

NONPERFORMING ASSETS
Nonperforming assets (NPAs) at March 31, 2011 totaled $90,344,000 and are comprised of $66,233,000 of nonaccrual loans and $24,111,000 of other real estate owned (“OREO”), compared to $115,397,000 at March 31, 2010 (comprised of $96,321,000 in nonaccrual loans and $19,076,000 of OREO). At March 31, 2011, approximately 98.8 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the table below for details about nonaccrual loans. At March 31, 2011, nonaccrual loans have been written down by approximately $27.2 million or 31.8 percent of the original loan balance (including specific impairment reserves). OREO has increased since March 31, 2010, as problem loans migrated to foreclosure.
Prospectively, the Company anticipates OREO sales contracted late in the first quarter of 2011 of approximately $8 million will settle sometime in the second and third quarters of 2011. Write-downs and/or charge-offs related to these expected sales should be limited, if any. As previously disclosed the Company also has its largest land under contract for sale and will reduce NPAs by $21 million.
The table below shows the nonperforming inflows by quarter for 2011, 2010 and 2009:

New Nonperforming Loans	2011	2010	2009

First Quarter	$11,349	$11,895	$37,170
Second Quarter		22,560	46,303
Third Quarter		8,151	75,295
Fourth Quarter		9,990	36,196
No sales of loans occurred during the first quarter of 2011 For 2010, sales totaled $28 million at an average price of nearly 56 percent of the outstanding ledger balance.
The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $76.9 million at March 31, 2011 compared to 60.0 million at March 31, 2010.

	Nonaccrual Loans			Accruing
March 31, 2011	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$1,580	$25	$1,605	$2,551
Commercial	22,918	7	22,925	486
Individuals	1,162	200	1,362	949

	25,660	232	25,892	3,986
Residential real estate mortgages	9,346	5,071	14,417	21,994
Commercial real estate mortgages	14,493	10,657	25,150	50,338

Real estate loans	49,499	15,960	65,459	76,318
Commercial and financial	0	189	189	111
Consumer	563	22	585	506

	$50,062	$16,171	$66,233	$76,935

At March 31, 2011 and 2010, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2011		2010
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	82	$23,297	59	$16,503
Maturity extended with change in terms	126	55,731	126	75,681
Forgiveness of principal	2	2,481	2	2,671
Payment structure changed to allow for interest only payments	3	1,268	1	423
Not elsewhere classified	19	13,420	1	270

	232	$96,197	189	$95,548

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
Collateral dependent, impaired loans are loans that are solely dependent on the liquidation of the collateral for repayment. All OREO/REPO loans are reviewed quarterly to determine if valuation adjustments are necessary based on known changes in the market and/or project assumptions. When necessary, the “As Is” appraisal is adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessment market value, comparative sales and/or an internal valuation is performed. If an updated assessment is deemed necessary, and an internal valuation cannot be made, an external appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.
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

SECURITIES
At March 31, 2011, the Company had no trading securities, $514,150,000 in securities available for sale (representing 95.2 percent of total securities), and securities held for investment of $25,835,000 (4.8 percent of total securities). The Company’s securities portfolio increased $163.8 million or 43.5 percent from March 31, 2010 and $78.0 million, or 16.9 percent from December 31, 2010.
As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $522,906,000 of total securities, approximately 97 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.
The duration of the investment portfolio at March 31, 2011 was 34 months, compared to a year ago when the duration was 21 months.
Cash and due from banks and interest bearing deposits (aggregated) totaled $227,538,000 at March 31, 2011, compared to $274,703,000 at March 31, 2010, which reflects the decline in the loan portfolio and funds from the capital raised during 2010. The Company has maintained additional liquidity during the uncertain environment and may use these funds to increase loans and investments as the economy continues to improve.
Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.
DEPOSITS AND BORROWINGS
The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008. During the first quarter of 2011, Seacoast National added 2,146 new core deposit households, up by 470 deposits or 28.0 percent from the prior year. Net core household growth increased by 3.3 percent over the last twelve months with new personal checking relationships up 37.3 percent and new commercial business checking relationships increasing 61.6 percent during the first quarter of 2011 compared to the same quarter in 2010. Average noninterest bearing demand deposit balances for the first quarter of 2011 increased 14.8 percent compared to first quarter 2010 and noninterest bearing demand deposits totaled 19.3 percent of total deposits at March 31, 2011, compared to 15.8 percent one year earlier.

Total deposits decreased $73,223,000, or 4.2 percent, to $1,686,210,000 at March 31, 2011 compared to one year earlier, reflecting declining brokered deposits and single service time deposits. Since March 31, 2010, interest bearing deposits (NOW, savings and money markets deposits) decreased $37,779,000 or 4.4 percent to $828,130,000, noninterest bearing demand deposits increased $46,674,000 or 16.8 percent to $324,879,000, and CDs decreased $82,119,000 or 13.3 percent to $533,201,000. Included in CDs, brokered time deposits decreased $17,269,000 to $7,371,000 at March 31, 2011 from the prior year. Of the $7,371,000 balance at March 31, 2011, $6,473,000 is attributable to CDARs. Funds deposited under the CDARs program are required to be classified as brokered deposits. The Company has historically priced CDs conservatively and has continued to follow this strategy
FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor based on recent legislation passed by Congress. The increase had been temporarily in place since October 14, 2008 and was set to expire on December 31, 2013. In addition, until its expiration on December 31, 2010, the FDIC’s Temporary Liquidity Guarantee (“TLG”) program guaranteed the entire amount in any eligible noninterest bearing transaction deposit account to the extent such balances were not covered by FDIC insurance. Seacoast National participated in the TLG program to offer the best possible FDIC coverage to its customers. While the TLG program expired December 31, 2010, provisions under the recent Dodd-Frank legislation will provide coverage for all noninterest bearing transaction account balances at all financial institutions through December 31, 2012.
Securities sold under repurchase agreements increased over the past twelve months by $19,477,000 or 20.4 percent to $115,185,000 at March 31, 2011. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At March 31, 2011, the number of sweep repurchase accounts was 170, compared to 186 a year ago.
At March 31, 2011, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For first quarter 2011 and 2010, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.
The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005, and in 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier I capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.89 percent during the first quarter of 2011, compared to 1.81 percent for the same period during 2010.

OFF-BALANCE SHEET TRANSACTIONS
In the normal course of business, we engage in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. These transactions involve varying elements of market, credit and liquidity risk.
The two primary off-balance sheet transactions the Company has engaged in are:
•	derivatives, intended to manage exposure to interest rate risk; and
•	commitments to extend credit and standby letters of credit, intended to facilitate customers’ funding needs or risk management objectives.
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
The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at March 31, 2011 included derivative product assets of $55,000. In comparison, at March 31, 2010 net derivative product assets of $47,000 were outstanding.
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
Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $97 million at March 31, 2011, and $95 million at March 31, 2010.

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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 8.2 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.5 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.
The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 6.6 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing recently validated for the Company by an independent third party consulting group.
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
Cash flows from operations are a significant component of liquidity risk management and we consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments. Deposits are also a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, safety and competitive forces. We routinely use securities and loans as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2011, Seacoast National had available lines of credit under current lendable collateral value, which are subject to change, of $342 million. Seacoast National had $189 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $219 million in residential and commercial real estate loans available as collateral. In comparison, at March 31, 2010, the Company had available lines of credit of $339 million, and had $56 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $225 million in residential and commercial real estate loans available as collateral.
Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $227,538,000 on a consolidated basis at March 31, 2011 as compared to $274,703,000 at March 31, 2010. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks decreased $28,575,000 to $29,578,000 and interest bearing deposits decreased to $197,960,000 from $216,550,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios.
The Company does not rely or is dependent on off-balance sheet financing or wholesale funding.
The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At March 31, 2011, the Company had cash and cash equivalents at the parent of approximately $21.5 million, comprised of remaining proceeds from our common stock offering which was consummated in the second quarter of 2010. In comparison, at March 31, 2010, the Company had cash and cash equivalents at the parent of approximately $10.0 million, comprised of remaining funds provided through a common stock offering consummated in August 2009. All of the TARP CPP funds derived in December 2008 have been contributed as additional capital to Seacoast National. The Company has suspended all dividends upon its Series A preferred stock issued through the TARP CPP and its common stock, and has deferred distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).

EFFECTS OF INFLATION AND CHANGING PRICES
The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.
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
•
the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•
other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2010 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 1.5 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to decrease the EVE 5.3 percent.
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
The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2011 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
At March 31, 2011 and 2010, our nonperforming loans (which consist of non-accrual loans) totaled $66.2 million and $96.3 million, or 5.4 percent and 7.0 percent of the loan portfolio, respectively. At March 31, 2011 and 2010, our nonperforming assets (which include foreclosed real estate) were $90.3 million and $115.4 million, or 4.3 percent and 5.4 percent of assets, respectively. In addition, we had approximately $5.3 million and $10.3 million in accruing loans that were 30 days or more delinquent at March 31, 2011 and 2010, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
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
Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that are perceived as providing superior expected returns. We may be required to seek additional regulatory capital through capital raises at terms that may be very dilutive to existing stockholders. In addition, our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval.
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
The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures. The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations. For a more detailed description of the Dodd-Frank Act, see “Item 1. Business—Supervision and Regulation” of our Form 10K for December 31, 2010.

Our concentration in commercial real estate loans could result in further increased loan losses.
Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and similar risks of the asset. As of March 31, 2011 and 2010, respectively, 46.9 percent and 49.9 percent of our loan portfolio were comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During the first quarter of 2011, we recorded $0.6 million in provisioning for losses, compared to additions to provisioning for loan losses of $31.7 million in 2010, $124.8 million in 2009, and $88.6 million in 2008, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans.
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
FDIC insurance premiums increased substantially in 2009 and we may pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. The FDIC also required all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was paid on December 30, 2009.
We participated in the FDIC’s TLG for noninterest-bearing transaction deposit accounts that was extended and expired December 31, 2010. Institutions that participated in the program were required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC.
Increased premiums and TLG assessments charged by the FDIC increased our noninterest expenses in the first quarter of 2011, and all of 2010 and 2009.
Under the Dodd-Frank legislation recently passed, unlimited deposit insurance coverage on noninterest bearing transaction accounts to all FDIC insured institutions was approved through December 31, 2012. Unlike the TLG program, the Dodd-Frank provisions apply at all FDIC insured institutions and will cover only traditional checking accounts that do not pay interest. As of April 1, 2011, the FDIC implemented its new calculation methodology for insurance assessments, applying revised risk category ratings for calculating assessments to total assets less Tier 1 risk-based capital. Deposits will no longer be utilized as the primary base. Based upon preliminary modeling, we are not anticipating any negative impact to our consolidated financial statements as a result of the new method.

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
As of March 31, 2011, we had deferred tax assets of $19.5 million after we recorded $47.7 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.
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
On February 18, 2010, the Federal Reserve raised the discount rate from 0.5 percent to 0.75%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and therefore might adversely affect our liquidity and earnings.
The TARP CPP and the ARRA impose, and other proposed rules may impose additional, executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.
The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the warrant to purchase 589,625 shares of common stock (or the “Warrant”) which we refer to as the TARP Assistance Period. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:
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
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. When implemented by U.S. banking authorities, which have expressed support for the new capital standards. For a more detailed description of Basel III, see “Item 1. Business—Supervision and Regulation” of our Form 10K for December 31, 2010.
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
We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present general acquisition risks, as well as risks specific to these transactions. Although FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and the failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, and require us to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.
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
We are currently authorized to issue up to 300 million shares of common stock, of which 93,514,212 shares were outstanding as of March 31, 2011, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. During the second quarter of 2010, the Company issued Series B convertible preferred stock raising $47.1 million in capital, with additional common stock of 34,465,348 shares issued at conversion five days after approval by shareholders at the annual shareholders’ meeting on June 22, 2010. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.
The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 0.6 percent of the shares of our common stock outstanding as of March 31, 2011 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.
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
•
consummation of any merger, share exchange or similar transaction unless the 2,000 shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock. Holders of Series A Preferred Stock could block the foregoing transitions, even where considered desirable by, or in the best interests of, holders of our common stock.

The holders of Series A Preferred Stock, including the Treasury, may have different interests from the holders of our common stock, and could vote to disapprove transactions that are favored by, or are in the best interests of, our common shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first quarter of 2011 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/11 to 1/31/11	0	$0	668,657	156,343
2/1/11 to 2/28/11	0	0	668,657	156,343
3/1/11 to 3/31/11	0	0	668,657	156,343

Total — 1st Quarter	0	0	668,657	156,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3.	Defaults upon Senior Securities
On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. Therefore, the Company is currently in arrears with the dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, the amount of the arrearage on the dividend payments of Series A Preferred Stock is $5,579,000 and the amount of the arrearage on the payments on the subordinated debt associated with trust preferred securities is $2,219,000. The total arrearage on both securities is $7,798,000 as of March 31, 2011.

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

SEACOAST BANKING CORPORATION OF FLORIDA
May 10, 2011	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 10, 2011	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer