Form 10-Q
period 2011-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2011-08-08
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
Common Stock, $.10 Par Value — 93,541,902 shares as of June 30, 2011

INDEX
SEACOAST BANKING CORPORATION OF FLORIDA

		PAGE #
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets — June 30, 2011 and December 31, 2010	3-4

	Condensed consolidated statements of operations — Three months and six months ended June 30, 2011 and 2010	5

	Condensed consolidated statements of cash flows — Six months ended June 30, 2011 and 2010	6-7

	Notes to condensed consolidated financial statements	8-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

Item 4.	Controls and Procedures	58

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59-75
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults upon Senior Securities	76
Item 4.	Submission of Matters to a Vote of Security Holders	76-77
Item 5.	Other Information	78
Item 6.	Exhibits	79

SIGNATURES		80
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2011	2010
ASSETS
Cash and due from banks	$28,782	$35,358
Interest bearing deposits with other banks	138,109	176,047

Total cash and cash equivalents	166,891	211,405
Securities:
Available for sale (at fair value)	611,231	435,140
Held for investment (fair values: $25,379 at June 30, 2011 and $26,853 at December 31, 2010)	25,159	26,861

TOTAL SECURITIES	636,390	462,001
Loans held for sale	4,758	12,519
Loans	1,188,945	1,240,608
Less: Allowance for loan losses	(31,231)	(37,744)

NET LOANS	1,157,714	1,202,864
Bank premises and equipment, net	34,892	36,045
Other real estate owned	25,877	25,697
Other intangible assets	2,713	3,137
Other assets	53,628	62,713

	$2,082,863	$2,016,381

LIABILITIES
Deposits	$1,681,461	$1,637,228
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	102,827	98,213
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	23,817	11,031

	1,911,715	1,850,082

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2011	2010
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	46,872	46,248
Warrant for purchase of 589,625 shares of common stock at $6.36 per share	3,123	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 93,542,100 and outstanding 93,541,902 shares at June 30, 2011, and issued 93,487,652 and outstanding 93,487,581 shares at December 31, 2010	9,354	9,349
Other shareholders’ equity	111,799	107,579

TOTAL SHAREHOLDERS’ EQUITY	171,148	166,299

	$2,082,863	$2,016,381

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest and fees on loans	$15,476	$17,393	$31,689	$35,770
Interest and dividends on securities	4,613	3,383	8,336	7,179
Interest on interest bearing deposits and other investments	198	272	431	511

TOTAL INTEREST INCOME	20,287	21,048	40,456	43,460
Interest on deposits	2,950	4,084	5,890	8,551
Interest on borrowed money	796	747	1,569	1,479

TOTAL INTEREST EXPENSE	3,746	4,831	7,459	10,030

NET INTEREST INCOME	16,541	16,217	32,997	33,430
Provision for loan losses	902	16,771	1,542	18,839

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,639	(554)	31,455	14,591
Noninterest income
Other income	4,547	4,252	8,756	8,415
Securities gains, net	0	1,377	0	3,477

TOTAL NONINTEREST INCOME	4,547	5,629	8,756	11,892
TOTAL NONINTEREST EXPENSES	19,073	18,871	38,740	41,843

INCOME (LOSS) BEFORE INCOME TAXES	1,113	(13,796)	1,471	(15,360)
Benefit for income taxes	0	0	0	0

NET INCOME (LOSS)	1,113	(13,796)	1,471	(15,360)
Preferred stock dividends and accretion of preferred stock discount	937	937	1,874	1,874

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$176	$(14,733)	$(403)	$(17,234)

PER SHARE COMMON STOCK:
Net income (loss) diluted	$0.00	$(0.25)	$0.00	$(0.29)
Net income (loss) basic	0.00	(0.25)	0.00	(0.29)
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding — diluted	93,492,169	60,020,561	93,475,523	59,436,437
Average shares outstanding — basic	93,492,169	60,020,561	93,475,523	59,436,437
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities
Interest received	$40,622	$44,235
Fees and commissions received	8,837	9,378
Interest paid	(7,001)	(9,761)
Cash paid to suppliers and employees	(30,688)	(34,371)
Income taxes received (paid)	(6)	20,789
Origination of loans held for sale	(67,572)	(79,194)
Proceeds from loans held for sale	75,333	91,239
Net change in other assets	667	394

Net cash provided by operating activities	20,192	42,709
Cash flows from investing activities
Maturities of securities available for sale	59,551	66,102
Maturities of securities held for investment	2,639	2,345
Proceeds from sale of securities available for sale	2,155	81,593
Proceeds from sale of securities held for investment	0	5,452
Purchases of securities available for sale	(223,114)	(131,471)
Purchase of securities held for investment	(1,526)	0
Net new loans and principal repayments	14,368	54,290
Proceeds from sale of loans	1,450	14,293
Proceeds from the sale of other real estate owned	30,284	6,278
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	960	1,802
Additions to bank premises and equipment	(368)	(268)

Net cash (used in) provided by investing activities	(113,601)	100,416
Cash flows from financing activities
Net increase (decrease) in deposits	44,242	(63,555)
Net increase (decrease) in federal funds purchased and repurchase agreements	4,614	(30,363)
Issuance of common stock, net of related expenses	0	47,871
Stock based employee benefit plans	39	107
Dividends paid	0	0

Net cash provided (used in) financing activities	48,895	(45,940)

Net (decrease) increase in cash and cash equivalents	(44,514)	97,185
Cash and cash equivalents at beginning of period	211,405	215,100

Cash and cash equivalents at end of period	$166,891	$312,285

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$1,471	$(15,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,466	1,570
Amortization of premiums and discounts on securities, net	1,116	33
Other amortization and accretion, net	(412)	246
Change in loans held for sale, net	7,761	12,045
Provision for loan losses	1,542	18,839
Gains on sale of securities	0	(3,477)
Gains on sale of loans	(93)	(64)
Losses on sale and write-downs of other real estate owned	1,651	3,862
Losses (gains) on disposition of fixed assets	55	(34)
Change in interest receivable	(114)	1,057
Change in interest payable	458	269
Change in prepaid expenses	1,986	2,212
Change in accrued taxes	273	21,202
Change in other assets	667	394
Change in other liabilities	2,365	(85)

Net cash provided by operating activities	$20,192	$42,709

Supplemental disclosures of non-cash investing activities:
Fair value adjustment to securities	$5,182	$3,626
Transfer from loans to other real estate owned	30,369	3,840
Transfer from loans to loans available for sale	0	1,005
Purchase of securities on trade date	10,438	0
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
NOTE B — RECENT ACCOUNTING STANDARDS
ASU No. 2011-03 — Reconsideration of Effective Control for Repurchase Agreements. The amendments in this ASU remove from the assessment of effective control the criteria relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
ASU No. 2011-04 — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
ASU No. 2011-05 — Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.
Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which is effective for annual or interim reporting periods beginning after December 15, 2010 (See Note D).
ASU 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how the lender develops its allowance for credit losses and how it manages its credit exposure. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010, and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010 (See Notes E and L).
ASU 2011-02 — Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU amends Subtopic 310-40 to clarify existing guidance related to a creditor’s evaluation of whether a restructuring of debt is considered a TDR. The amendments add additional clarity in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The updated guidance and related disclosure requirements are effective for financial statements issued for the first interim or annual period beginning on or after June 15, 2011, and should be applied retroactively to the beginning of the annual period of adoption. Early adoption is permitted. Management is currently evaluating the impact of the guidance on Seacoast’s Condensed Consolidated Financial Statements.
NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Equivalent shares of 1,125,000 and 1,140,000 related to stock options, stock settled appreciation rights and warrants for the periods ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Basic:
Net income (loss) available to common shareholders	$176	$(14,733)	$(403)	$(17,234)
Average shares outstanding	93,492,169	60,020,561	93,475,523	59,436,437

Basic (loss) EPS	$0.00	$(0.25)	$0.00	$(0.29)

Diluted:
Net income (loss) available to common shareholders	$176	$(14,733)	$(403)	$(17,234)
Average shares outstanding	93,492,169	60,020,561	93,475,523	59,436,437

Diluted (loss) EPS	$0.00	$(0.25)	$0.00	$(0.29)

NOTE D — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE
In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at June 30, 2011 and 2010 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Available for sale securities (3)	$611,231	$—	$611,231	$—
Loans available for sale	4,758	—	4,758	—
Loans (1)	32,124	—	10,873	21,251
Other real estate owned (2)	25,877	—	2,553	23,324

June 30, 2010
Available for sale securities (3)	$384,449	$—	$384,449	$—
Loans available for sale	7,372	—	7,372	—
Loans (1)	55,824	—	8,968	46,856
Other real estate owned (2)	19,018	—	448	18,570
Long-lived assets held for sale (2)	1,676	—	1,676	—

(1)	See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.

(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

(3)	See Note I for further detail of fair value of individual investment categories.
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
During the first six months of 2011 and 2010 transfers into and out of level 2 fair value for available for sale securities consisted of investment purchases, sales, maturities and principal repayments.
For loans classified as level 2, transfers in totaled $3.5 million and $5.3 million for the first six months of 2011 and 2010, respectively, consisting of loans that became impaired. For 2011 and 2010, transfers out consisted of valuation write-downs of $2.9 million and $266,000, respectively, and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaled $3.6 million and $546,000, respectively. No sales were recorded.

For OREO classified as level 2 during the first six months of 2011 and 2010, transfers out totaled $2.3 million and $2.8 million, respectively, consisting of valuation write-downs of $36,000 and $116,000 and sales of $2.2 million and $2.7 million, respectively, and transfers in consisted of foreclosed loans totaling $2.9 million and $429,000, respectively.
For 2011, loans classified as level 3 transfers in totaled $11.8 million for the first six months, consisting of loans that became impaired and an increase in value on a single impaired loan. For 2011, transfers out consisted of valuation write-downs of $1.1 million and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaling $24.9 million. No sales were recorded.
For OREO classified as level 3 during the first six months of 2011, transfers out totaled $27.9 million, consisting of valuation write-downs of $1.3 million and sales of $26.6 million, and transfers in consisted of foreclosed loans totaling $27.5 million.
The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
	Carrying		Carrying
(Dollars in thousands)	Value	Fair Value	Value	Fair Value
Financial Assets
Cash and cash equivalents	$166,891	$166,891	$312,285	$312,285
Securities	636,390	636,610	393,781	394,063
Loans, net	1,157,714	1,161,725	1,260,319	1,287,176
Loans held for sale	4,758	4,758	7,372	7,372

Financial Liabilities
Deposit liabilities	1,681,461	1,687,501	1,715,894	1,725,565
Borrowings	152,827	156,852	125,310	129,390
Subordinated debt	53,610	17,200	53,610	17,200
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2011 and 2010:
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
NOTE E — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES
At June 30, 2011 and 2010, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	Impaired Loans for the Six Months Ended June 30, 2011
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction & land development	$2,040	$6,601	$—	$3,191	$7
Commercial real estate	18,923	19,611	—	23,702	214
Residential real estate	8,263	11,915	—	8,912	22
Commercial and financial	—	—	—	1,536	—
Consumer	524	548	—	342	1

With an allowance recorded:
Construction & land development	3,698	3,812	464	23,748	76
Commercial real estate	45,322	48,678	7,316	44,345	915
Residential real estate	26,955	27,285	3,690	27,408	436
Commercial and financial	111	111	10	203	2
Consumer	567	570	102	809	15

Total:
Construction & land development	5,738	10,413	464	26,939	83
Commercial real estate	64,245	68,289	7,316	68,047	1,129
Residential real estate	35,218	39,200	3,690	36,320	458
Commercial and financial	111	111	10	1,739	2
Consumer	1,091	1,118	102	1,151	16

	$106,403	$119,131	$11,582	$134,196	$1,688

	Impaired Loans for the Six Months Ended June 30, 2010
		Related	Average	Interest
	Recorded	Valuation	Recorded	Income
(Dollars in thousands)	Investment	Allowance	Investment	Recognized

With no related allowance recorded	$43,771	$—
With an allowance recorded	113,590	10,291

	$157,361	$10,291	$156,254	$1,517

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2011 and 2010, accruing TDRs totaled $60.2 million and $64.9 million, respectively.
The valuation allowance is included in the allowance for loan losses. The average recorded investment in impaired loans for the six months ended June 30, 2011 and 2010 was $134,196,000 and $156,254,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral.
Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the six months ended June 30, 2011 and 2010, the Company recorded $1,688,000 and $1,517,000, respectively, in interest income on impaired loans.
The nonaccrual loans and accruing loans past due 90 days or more were $46,165,000 and none, respectively, at June 30, 2011 and were $90,885,000 and $78,000, respectively, at June 30, 2010.
Transactions in the allowance for loan losses for the three months and six months ended June 30, 2011 are summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2011
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance

Construction & land development	$4,112	$(244)	$(1,848)	$11	$(1,837)	$2,031
Commercial real estate	16,767	153	(676)	7	(669)	16,251
Residential real estate	11,530	1,403	(1,631)	73	(1,558)	11,375
Commercial and financial	739	(212)	—	45	45	572
Consumer	1,205	(198)	(22)	17	(5)	1,002

	$34,353	$902	$(4,177)	$153	$(4,024)	$31,231

	Allowance for Loan Losses for the Six Months Ended June 30, 2011
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance

Construction & land development	$7,214	$(1,802)	$(3,698)	$317	$(3,381)	$2,031
Commercial real estate	18,563	(1,073)	(1,257)	18	(1,239)	16,251
Residential real estate	10,102	4,678	(3,554)	149	(3,405)	11,375
Commercial and financial	480	(40)	—	132	132	572
Consumer	1,385	(221)	(204)	42	(162)	1,002

	$37,744	$1,542	$(8,713)	$658	$(8,055)	$31,231

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at June 30, 2011 is shown in the table below:

	At June 30, 2011
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance

Construction & land development	$5,738	$464	$43,455	$1,567	$49,193	$2,031
Commercial real estate	64,245	7,316	452,690	8,935	516,935	16,251
Residential real estate	35,218	3,690	487,844	7,685	523,062	11,375
Commercial and financial	111	10	47,901	562	48,012	572
Consumer	1,091	102	50,652	900	51,743	1,002

	$106,403	$11,582	$1,082,542	$19,649	$1,188,945	$31,231

NOTE F: CONTINGENCIES
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
NOTE G: EQUITY CAPITAL
The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At June 30, 2011, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.
Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.

NOTE H: LETTERS OF CREDIT
During the first quarter of 2010, the Company’s banking subsidiary reduced by $33.0 million the letters of credit issued by the Federal Home Loan Bank (“FHLB”) used to satisfy a pledging requirement. Letters of credit outstanding with the FHLB were further reduced by $43.0 million during the second quarter of 2011. No letters are outstanding at June 30, 2011. The letters of credit had a term of one year with an annual fee equivalent to 5 basis points, amortized over the one year term of the letters. There was no interest cost associated with the letters of credit.
NOTE I: SECURITIES
The amortized cost and fair value of securities available for sale and held for investment at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,196	$28	$—	$4,224
Mortgage-backed securities of U.S Government Sponsored Entities	107,562	1,910	(71)	109,401
Collateralized mortgage obligations of U.S. Government Sponsored Entities	407,196	7,749	(754)	414,191
Private collateralized mortgage obligations	80,040	755	(1,505)	79,290
Obligations of state and political subdivisions	1,344	56	—	1,400
Other	2,725	—	—	2,725

	$603,063	$10,498	$(2,330)	$611,231

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$14,172	$51	$—	$14,223
Private collateralized mortgage obligations	2,276	32	—	2,308
Obligations of state and political subdivisions	7,711	166	(29)	7,848
Other	1,000	—	—	1,000

	$25,159	$249	$(29)	$25,379

	December 31, 2010
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,192	$20	$—	$4,212
Mortgage-backed securities of Government Sponsored Entities	120,439	1,218	(1,023)	120,634
Collateralized mortgage obligations of Government Sponsored Entities	212,715	4,101	(1,357)	215,459
Private collateralized mortgage obligations	90,428	1,325	(1,369)	90,384
Obligations of state and political subdivisions	1,638	71	—	1,709
Other	2,742	—	—	2,742

	$432,154	$6,735	$(3,749)	$435,140

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$15,423	$85	$—	$15,508
Private collateralized mortgage obligations	3,540	79	—	3,619
Obligations of state and political subdivisions	7,398	69	(244)	7,223
Other	500	3	—	503

	$26,861	$236	$(244)	$26,853

No sales of securities resulting in gains or losses occurred during the six month period ended June 30, 2011. Proceeds from sales of securities available for sale for the six month period ended June 30, 2010, were $87,045,000 with gross gains of $3,477,000 and no losses.
Securities with a carrying value of $245,164,000 and $328,554,000 and a fair value of $245,218,000 and $328,648,000 at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, and other public and trust deposits.
The amortized cost and fair value of securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Due in less than one year	$25	$25	$2,497	$2,499
Due after one year through five years	379	378	1,699	1,725
Due after five years through ten years	2,274	2,349	1,344	1,400
Due after ten years	5,033	5,096	—	—

	7,711	7,848	5,540	5,624
Mortgage-backed securities of Government Sponsored Entities	—	—	107,562	109,401
Collateralized mortgage obligations of Government Sponsored Entities	14,172	14,223	407,196	414,191
Private collateralized mortgage obligations	2,276	2,308	80,040	79,290
No contractual maturity	1,000	1,000	2,725	2,725

	$25,159	$25,379	$603,063	$611,231

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$24,025	$(71)	$—	$—	$24,025	$(71)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	52,825	(754)	—	—	52,825	(754)
Private collateralized mortgage obligations	33,896	(750)	12,416	(755)	46,312	(1,505)
Obligations of state and political subdivisions	2,324	(29)	—	—	2,324	(29)

Total temporarily impaired securities	$113,070	$(1,604)	$12,416	$(755)	$125,486	$(2,359)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$61,176	$(1,023)	$—	$—	$61,176	$(1,023)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	42,469	(1,357)	—	—	42,469	(1,357)
Private collateralized mortgage obligations	42,289	(631)	14,214	(738)	56,503	(1,369)
Obligations of state and political subdivisions	4,273	(244)	—	—	4,273	(244)

Total temporarily impaired securities	$150,207	$(3,255)	$14,214	$(738)	$164,421	$(3,993)

The Company owned individual investment securities totaling $125.5 million with aggregate gross unrealized losses at June 30, 2011. Based on a review of each of the securities in the investment securities portfolio at June 30, 2011, the Company concluded that it expected to recover the amortized cost basis of its investment.
Approximately $1.5 million of the unrealized losses at June 30, 2011 pertain to private label securities secured by collateral originated in 2005 and prior with a fair value of $46.3 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.
At June 30, 2011, the Company also had $0.8 million of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $76.9 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
The unrealized losses on debt securities issued by states and political subdivisions amounted to $29,000 at June 30, 2011. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.
As of June 30, 2011, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2011.
Included in other assets was $12.0 million at June 30, 2011 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2011, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $12.0 million of cost method investment securities.
NOTE J: INCOME TAXES
The tax provision for net income for the first six months of 2011 totaled $560,000. An adjustment to the deferred tax valuation allowance was recorded in a like amount, and therefore there was no change in the carrying value of net deferred tax assets which are supported by tax planning strategies. Should the economy show improvement and the Company’s credit losses continue to moderate prospectively, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At June 30, 2011 the Company has approximately $47.3 million in its deferred tax valuation allowance related to its net operating loss carryforwards.
NOTE K — COMPREHENSIVE INCOME (LOSS)
At June 30, 2011 and 2010, comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income (loss)	$1,113	$(13,796)	$1,471	$(15,360)
Unrealized gains (losses) on securities available for sale (net of tax)	4,165	2,564	3,182	3,929
Net reclassification adjustment	0	(982)	0	(1,703)

Comprehensive income (loss)	$5,278	$(12,214)	$4,653	$(13,134)

NOTE L — LOANS
The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2011:

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Construction and land development	$77	$327	$—	$2,543	$46,246	$49,193
Commercial real estate	646	—	—	29,322	486,967	516,935
Residential real estate	3,041	531	—	13,677	505,813	523,062
Commerical and financial	30	—	—	—	47,982	48,012
Consumer	579	16	—	623	50,133	51,351
Other	—	—	—	—	392	392

Total	$4,373	$874	$—	$46,165	$1,137,533	$1,188,945

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
Loans not meeting the criteria above are considered to be pass-rated loans. The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2011:

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$42,843	$403,138	$481,707	$46,029	$49,393	$1,023,110
Special mention	574	43,804	6,121	1,622	1,005	53,126
Substandard	38	5,748	16	250	254	6,306
Doubtful	—	—	—	—	—	—
Nonaccrual	2,543	29,322	13,677	—	623	46,165
Troubled debt restructures	3,195	34,923	21,541	111	468	60,238

	$49,193	$516,935	$523,062	$48,012	$51,743	$1,188,945

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SECOND QUARTER 2011
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
As a result of these efforts, the Company reported net income of $358,000 and $1,113,000 for the first and second quarters of 2011, its first profits since the first quarter of 2008. Net gain available to common shareholders (after preferred dividends and accretion of preferred stock discount) for the second quarter of 2011 totaled $176,000 or $0.00 per average common diluted share, a significant improvement when compared to losses for the first quarter of 2011 of $579,000 or $0.01 per average share diluted, and 2010 for the fourth, third, second and first quarters of $11,142,000 or $0.12 per average common diluted share, $8,575,000 or $0.09 per average common diluted share, $14,733,000 or $0.25 per average common diluted share, and $2,501,000 or $0.04 per average common diluted share, respectively. The better performance for the first six months of 2011 reflects lower credit costs (including lower provisioning for loan losses), and reflects our determination in tackling risk exposures over that past couple years while planning for growth prospectively.
The net interest margin decreased 12 basis points during the second quarter of 2011 from the first quarter of 2011, but was improved by 9 basis points from the second quarter of 2010’s margin. A decline in loans, higher cash liquidity, and lower loan and investment security yields have been largely offset by improved loan quality and a larger investment securities portfolio. The Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates. The Company has improved its acquisition, retention and mix of deposits and this has resulted in lower funding costs and improved profitability. The average cost of interest bearing liabilities was 0.95 percent for the second quarter of 2011, compared to 0.98 percent for the first quarter of 2011, and was 22 basis points lower compared to the second quarter of 2010. Loans as a percentage of average earning assets declined and securities increased during the quarter, compared to the first quarter of 2011 and second quarter of 2010. The yield on earning assets declined by 24 basis points during the second quarter of 2011, compared to the first quarter of 2011, and was 10 basis points lower than for the second quarter of 2010. Loan demand has been better during the first six months of 2011 with improved loan production but is expected to continue to be challenging, and may impede further improvement to the yield on earning assets.
Noninterest income totaled $4.2 million and $4.5 million for the first and second quarters of 2011, respectively, compared to $4.2 million and $4.3 million for the first and second quarters of 2010, respectively, $4.5 million for the third quarter of 2010, and $5.2 million for the fourth quarter of 2010. Fourth quarter 2010’s result included a $600,000 gain on the sale of the Company’s merchant business. A surge in home purchase closings before year-end and a seasonal slowing of home purchase transactions in early 2011 resulted in mortgage banking revenues during the first quarter of 2011 declining $185,000 compared to the fourth quarter of 2010. However, improved stability in home prices and greater transaction volumes in the second quarter of 2011 resulted in higher income from residential real estate production, up $114,000 from first quarter 2011’s result and up $45,000 year over year. Revenue from wealth management services was $8,000 lower but service charges on deposits were $94,000 higher when compared to second quarter 2010 as were improved results in interchange income, greater by $173,000 for the second quarter of 2011. Consumer activity and spending has improved, affected by economic conditions getting better and directly affecting many of the Company’s fee-based business activities. Service charges and fees derived from customer relationships increased as a result of more accounts and households as a result of the retail deposit growth strategy. Overdraft fees related to check card payments beginning in the third quarter of 2010 were impacted by a requirement that customers elect to opt in for overdraft protection to be available for these types of payments, but the negative impacts were mostly offset by increased fees as a result of the growth in new deposit account households.
Noninterest expenses decreased by $594,000 versus first quarter 2011’s result but were $202,000 higher when compared to the second quarter of 2010. Expenses associated with other real estate owned and asset dispositions were stable compared to the reduced level of the first quarter of 2011, but higher by $1.2 million compared to the prior year’s second quarter. Overhead related to salaries and wages, the largest component of overall overhead, were nearly unchanged compared to the first quarter of 2011 and were $242,000 lower than the second quarter of 2010.
Lower provisioning for loan losses for the first and second quarters of 2011 of $0.6 million and $0.9 million, respectively, compared to provisioning of $4.0 million, $8.9 million, $16.8 million and $2.1 million for the fourth, third, second and first quarters of 2010, respectively. Provisions for loans losses were much higher during 2009 and 2010 as a result of higher net charge-offs and the Company increasing its allowance for loan losses to loans outstanding ratio to over 3 percent during these years. The allowance for loan losses to loans outstanding ratio at June 30, 2011 was 2.63 percent.
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
Allowance and Provision for Loan Losses
The information contained on pages 29-31 and 38-48 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.
Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale
At June 30, 2011, outstanding securities designated as available for sale totaled $611,231,000. The fair value of the available for sale portfolio at June 30, 2011 was more than historical amortized cost, producing net unrealized gains of $8,167,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2011 and 2010. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings currently is investment grade. Any securities rated below investment grade are tested for other than temporary impairment, or “OTTI”. As of June 30, 2011, the Company’s investment securities, except for approximately $9.1 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $527.8 million, or 86 percent of the total available for sale portfolio. The remainder of the portfolio primarily consists of private label securities secured by collateral originated in 2005 or prior with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.
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
The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $6.0 million as of June 30, 2011, $0.4 million lower than at year-end 2010. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at June 30, 2011 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.
Realization of Deferred Tax Assets
At June 30, 2011, the Company has net deferred tax assets (“DTA”) of $16.9 million which are supported by tax planning strategies that could produce gains from transactions involving bank premises, investments, and other items that could be implemented during the NOL carry forward period.

As a result of the losses incurred in 2008, 2009, and 2010 the Company was and is in a three-year cumulative pretax loss position. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a DTA from a forecast of future taxable income. The use of the Company’s forecast of future taxable income was not considered positive evidence which could be used to offset the negative evidence at this time. Therefore, the Company has recorded deferred tax valuation allowances for its net operating loss carryforwards totaling approximately $47 million at June 30, 2011. Should the economy show signs of improvement and our credit costs continue to moderate, management anticipates that increased reliance on its forecast of future taxable earnings would result in tax benefits as the recording of valuation allowances would no longer be necessary. It is management’s opinion that Seacoast National’s future taxable income will ultimately allow for the recovery of the NOL, and the realization of its deferred tax assets.
Contingent Liabilities
The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims. At June 30, 2011 and 2010, the Company had no significant accruals for contingent liabilities.
RESULTS OF OPERATIONS
NET INTEREST INCOME
Net interest income (on a fully taxable equivalent basis) for the second quarter of 2011 totaled $16,596,000, increasing from 2011’s first quarter by $78,000 or 0.5 percent, and higher than second quarter 2010’s result by $310,000 or 1.9 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Second quarter 2010	$16,286	3.27%
Third quarter 2010	16,532	3.35
Fourth quarter 2010	16,379	3.42
First quarter 2011	16,518	3.48
Second quarter 2011	16,596	3.36

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

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2010	2010	2010
	(Dollars in thousands)
Non-taxable interest income	$109	$119	$112	$138	$135
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,596	$16,518	$16,379	$16,532	$16,286
Total net interest income (not TE)	16,541	16,456	16,321	16,461	16,217
Net interest margin (TE)	3.36%	3.48%	3.42%	3.35%	3.27%
Net interest margin (not TE)	3.35	3.47	3.41	3.33	3.25
Net interest income and net interest margin (on a tax equivalent basis) have stabilized despite the challenging lending environment and the reduction of interest due to nonaccrual loans. Net interest margin on a tax equivalent basis decreased 12 basis points to 3.36 percent for the second quarter of 2011 compared to the first quarter of 2011, but was 9 basis points higher year over year. The level of nonaccrual loans and changes in the earning assets mix have been the primary forces that have adversely affected net interest income and net interest margin when comparing results for 2011 and 2010 to 2009 and prior periods.
The earning asset mix changed year over year impacting net interest income. For the second quarter of 2011, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.7 percent, compared to 67.3 percent a year ago. Average securities as a percent of average earning assets increased from 19.5 percent a year ago to 30.0 percent during the second quarter of 2011 and interest bearing deposits and other investments decreased to 8.3 percent in 2011 from 13.2 percent in 2010. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with volumes related to commercial real estate representing 45.4 percent of total loans at June 30, 2011 (compared to 48.8 percent at June 30, 2010). This reflects our reduced exposure to commercial construction and land development loans on residential and commercial properties, which declined by $20.3 million and $24.5 million, respectively, from June 30, 2010 to June 30, 2011. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 46.2 percent of total loans at June 30, 2011 (versus 42.7 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for the second quarter of 2011 was 4.12 percent, ten basis points lower than for 2010 in the second quarter, a reflection of the lower interest rate environment and earning asset mix. The Federal Reserve has indicated its intent to continue rates at their historical lows for an extended period. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	2nd	1st	4th	3rd	2nd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2010	2010	2010
Yield	4.12%	4.26%	4.24%	4.23%	4.22%
The yield on loans decreased 10 basis points to 5.09 percent over the last twelve months, with nonaccrual loans totaling $46.2 million or 3.9 percent of total loans at June 30, 2011 (versus $90.9 million or 7.0 percent of total loans a year ago), improving the yield on our loan portfolio. The yield on investment securities was lower, decreasing 35 basis points year over year to 3.11 percent for the second quarter of 2011, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. This compares to dilution in yield of 56 basis points during the first quarter of 2011 year over year. Interest bearing deposits and other investments yielded 0.48 percent for the second quarter of 2011, slightly above second quarter 2010’s yield of 0.41 percent. The Company has over $125 million of cash liquidity it can invest in securities or loans at higher yields when management deems it appropriate.
Average earning assets for the second quarter of 2011 decreased $42.9 million or 2.1 percent compared to 2010’s second quarter average balance. Average loan balances decreased $140.0 million or 10.3 percent to $1,221.4 million, while average investment securities were $200.5 million or 50.9 percent higher totaling $594.8 million and average interest bearing deposits and other investments decreased $103.5 million or 38.7 percent to $163.8 million. The decline in average earning assets is consistent with reduced funding as a result of a planned reduction in brokered deposits (only $7.5 million remain outstanding at June 30, 2011) and certificates of deposit (principally single service deposit customers).
Commercial and commercial real estate loan production for the six months of 2011 totaled approximately $28 million, compared to production for all of 2010 and 2009 of $10 million and $14 million, respectively. Period-end total loans outstanding have declined by $111.7 million or 8.6 percent since June 30, 2010. In comparison, the decline in loans was more severe a year ago, decreasing during the second quarter of 2010 year over year by $283.7 million or 17.9 percent. Economic conditions in the markets the Company serves have continued to be challenging, but possibly to a lessened degree if the consensus opinion that conditions will improve in 2011 is realized. At June 30, 2011 the Company’s total commercial and commercial real estate loan pipeline was $60 million, versus $28 million at December 31, 2010 and $14 million at June 30, 2010.
A total of 20 applications were received seeking restructured residential mortgages during the second quarter of 2011, compared to 17 application during the first quarter of 2011 and 37, 28, 15 and 21 in the first, second, third and fourth quarters of 2010, respectively. The Company continues to lend, and we have expanded our residential mortgage loan originations and seek to expand loans to small businesses in 2011. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to remain a challenge.
Closed residential mortgage loan production for the first and second quarters of 2011 totaled $32 million and $50 million, respectively, of which $13 million and $18 million was sold servicing released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2010 totaled $33 million, $33 million, $38 million and $49 million, respectively, of which $17 million, $26 million, $29 million and $28 million was sold servicing-released, respectively. Applications for residential mortgages totaled $80 million and $60 million, respectively, during the first and second quarters of 2011, compared to $52 million and $55 million during the same periods in 2010, and $244 million for all of 2010. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft during 2011.
During the first and second quarters of 2011 there were no securities gains or losses. In comparison, during the first and second quarters of 2010, proceeds from the sale of mortgage backed securities totaling $59.2 million and $27.9 million, respectively, resulted in securities gains of $2,100,000 and $1,377,000, respectively. Purchases in 2011 have been conducted principally to reinvest funds from maturities and loan principal repayments, as well as to reinvest excess funds (an interest bearing deposit) at the Federal Reserve Bank. During the first and second quarters of 2010 maturities (entirely pay-downs) totaled $35.2 million and $33.2 million, respectively, and securities portfolio purchases totaled $56.8 million and $74.7 million, respectively.
The cost of average interest-bearing liabilities in the second quarter of 2011 decreased 3 basis points to 0.95 percent from first quarter 2011 and was 22 basis points lower than for the second quarter of 2010, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	1st	1st	4th	3rd	2nd
	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2010	2010	2010
Rate	0.95%	0.98%	1.01%	1.09%	1.17%
For the first six months of 2011, the Company’s retail core deposit focus continues to produce strong growth in core deposit customer relationships when compared to prior year results. The improved deposit mix and lower rates paid on interest bearing deposits during 2011 (and last several quarters) reduced the overall cost of total deposits to 0.70 percent for the second quarter of 2011, 24 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 61.1 percent of total average interest bearing deposits for the second quarter of 2011, an improvement compared to the average of 60.6 percent a year ago. The average rate for lower cost interest bearing deposits for the second quarter of 2011 was 0.31 percent, down by 25 basis points from 2010’s rate for the same period. Certificate of deposit (“CD”) rates paid were also lower during the second quarter of 2011, averaging 1.74 percent, a 25 basis point decrease compared to 2010’ second quarter result. Average CDs (the highest cost component of interest bearing deposits) were 38.9 percent of interest bearing deposits for 2011’s second quarter, compared to 39.4 percent a year ago.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $18.3 million to $105.1 million or 21.1 percent from the second quarter of 2010. Public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year, with balances typically peaking during the fourth and first quarters each year. During 2011 and 2010, no federal funds purchased were utilized. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009.
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
The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310 as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450. For the first and second quarters of 2011 a lower provisioning for loan losses of $0.6 million and $0.9 million, respectively, was recorded, a substantial improvement over provisioning in 2010 for the first, second, third and fourth quarters of $2.1 million, $16.7 million, $8.9 million and $4.0 million, respectively. The net charge-offs for the first and second quarters of 2011 totaled $4.0 million for each quarter, respectively, compared to net charge-offs for the first, second, third and fourth quarters of 2010 of $3.5 million, $20.2 million, $10.7 million and $4.7 million, respectively. Net charge-offs represented 1.32 percent of average total loans for the first six months of 2011, versus 2.95 percent of average total loans for all of 2010. Delinquency trends show continued stability (see “Nonperforming Assets”).
Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses for the first six months of 2011 and 2010.
The Company’s commercial construction and land development loans for residential properties have been reduced to $12.2 million or 1.0 percent of total loans at June 30, 2011 (see “Loan

Portfolio”), down from approximately $32.5 million or 2.5 percent of total loans at June 30, 2010. Total commercial real estate (“CRE”) loans have declined 14.8 percent from $634.1 million at June 30, 2010 to $540.0 million at June 30, 2011. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding (as defined in the guidance) represented 186 percent of total risk based capital at June 30, 2011.
The Company has also reduced its concentrations of large individual loan relationships over the periods compared, which the Company believes has reduced overall risk in its loan portfolio. The following table details the Company’s reduced exposure to large commercial construction and land development loans for residential properties over the past five quarters, as evidenced by loans in this portfolio with balances of $4 million or more declining from $10.2 million at June 30, 2010 to no outstanding balance at June 30, 2011. Of the remaining $12.2 million in commercial construction and land development loans for residential properties with balances of less than $4 million, $1.2 million or 10 percent are classified as nonperforming.
QUARTERLY TRENDS — LOANS AT END OF PERIOD
(Dollars in Millions)

							2011
		2010			2011		Nonperforming
		2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	2nd Qtr	No.
Residential Construction and Land Development
Condominiums	>$4 mil	$—	$—	$—	$—	$—	$—	—
	<$4 mil	0.9	0.9	0.9	0.5	—	—	—
Town homes	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	—	—	—	—	—	—	—
Single Family Residences	>$4 mil	—	—	—	—	—	—	—
	<$4 mil	3.6	3.8	—	—	—	—	—
Single Family Land & Lots	>$4 mil	5.9	—	—	—	—	—	—
	<$4 mil	9.6	10.3	7.0	6.6	6.5	0.1	2
Multifamily	>$4 mil	4.3	—	—	—	—	—	—
	<$4 mil	8.2	6.3	6.1	6.1	5.7	1.1	2

TOTAL	>$4 mil	10.2	—	—	—	—	—	—
TOTAL	<$4 mil	22.3	21.3	14.0	13.2	12.2	1.2	4

GRAND TOTAL		$32.5	$21.3	$14.0	$13.2	$12.2	$1.2	4

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
The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing loans for home improvements with maturities of

10 to 15 years) totaled $63.1 million and home equity lines totaled $56.9 million at June 30, 2011, compared to $79.0 million and $58.8 million at June 30, 2010. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines greater than 80 percent of value or used credit scoring solely as the underwriting criteria. Therefore this portfolio of loans, primarily to customers with other relationships to Seacoast National, has performed better than portfolios of our peers. Net charge-offs for the six months ended June 30, 2011 totaled $244,000 for home equity lines, compared to $1,694,000 for all of 2010, and home equity lines past due 90 days or more and nonaccrual lines (aggregated) were $1,415,000 and $414,000 at June 30, 2011 and 2010, respectively.
Congress and bank regulators have encouraged recipients of Troubled Asset Relief Program (“TARP”) capital to use such capital to make more loans. In that respect, the Company has successfully increased its residential mortgage production in 2011 and 2010. A total of 630 applications were taken during 2011 with an aggregate value of $140 million with $82 million in loans closed, compared to 1,168 applications taken for all of 2010 with an aggregate value of $244 million and $152 million in loans closed. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, however demand for new home construction is expected to remain soft.
NONINTEREST INCOME
Noninterest income, excluding gains or losses from securities, totaled $4,547,000 for the second quarter of 2011, $295,000 or 6.9 percent higher than for 2010’s second quarter and $338,000 or 8.0 percent higher than the first quarter 2011. Noninterest income accounted for 21.6 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the second quarter of 2011, compared to 20.8 percent a year ago.
Noninterest income for the first and second quarters of 2011, and the second quarter of 2010, is detailed as follows:

	2nd Qtr	1st Qtr	2nd Qtr
(Dollars in thousands)	2011	2011	2010

Service charges on deposits	$1,546	$1,442	$1,452
Trust income	517	523	491
Mortgage banking fees	509	395	464
Brokerage commissions and fees	223	320	257
Marine finance fees	349	298	310
Interchange income	995	891	822
Other deposit-based EFT fees	79	90	82
Other income	329	250	374

Total	$4,547	$4,209	$4,252

For the second quarter of 2011, revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year, by $8,000 or 1.1 percent, and were lower than the first quarter of 2011 by $103,000 or 12.2 percent. Included in the $8,000 decrease, trust revenue was higher by $26,000 or 5.3 percent and brokerage commissions and fees were lower by $34,000 or 13.2 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. It is expected that fees from wealth management will continue to improve as the economy and stock market improve. Included in the $34,000 overall decline in brokerage commissions and fees for second quarter 2011 was a decrease of $38,000 in aggregate brokerage and mutual fund commissions. Higher inter vivos trust, estate and agency trust fees were the primary cause for the higher trust income versus a year ago, as these increased $11,000, $10,000 and $6,000, respectively. For the six months ended June 30, 2011, income from the company’s wealth management services was $73,000 or 4.8 percent higher compared to 2010.
Service charges on deposits for the second quarter of 2011 were $94,000 or 6.5 percent higher year over year versus 2010’s second quarter result, and were $104,000 or 7.2 percent higher when compared to first quarter 2011. Overdraft fees represented approximately 75 percent of total service charges on deposits for the second quarter of 2011, slightly below the average of 76 percent for all of 2010 and the second quarter of 2010. We are pleased with this result considering all financial institutions adopted procedures beginning on July 1, 2010 expected to result in a negative impact on overdraft fee income. Remaining service charges on deposits increased $35,000 or 10.0 percent to $388,000. Service charges on deposits increased each quarter throughout 2010 and for the first six months of 2011 year over year, reflecting the growth in core deposit households over the last couple years. Year-to-date service charges on deposits for 2011 increased $164,000 or 5.8 percent year over year to $2,988,000.
For the second quarter of 2011, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National increased $39,000 or 12.6 percent compared to second quarter 2010, and compared to first quarter 2011 were $51,000 or 17.1 percent higher. Approximately $5 million of first quarter 2011’s marine loan production was placed in our loan portfolio, thereby reducing the percentage of production sold during the first quarter of 2011. The Seacoast Marine Division originated $23 million and $21 million in loans during the first and second quarters of 2011, respectively, compared to $25 million, $17 million, $17 million and $20 million in loans during the first, second, third and fourth quarters of 2010 (a total of $79 million for 2010), respectively. Of the loans originated during the first and second quarters of 2011, and first, second, third and fourth quarters of 2010, $18 million, $19 million, $20 million, $17 million, $17 million and $20 million were sold (84.1 percent of production for 2011 and 93.7 percent of production for all of 2010). Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past couple years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.
Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For second quarter 2011, interchange income increased $173,000 or 21.0 percent from second quarter 2010, and was $104,000 or 11.7 percent higher than first quarter 2011. Other deposit-based electronic funds transfer (“EFT”) income decreased $3,000 or 3.7 percent from second quarter 2010 and compared to first quarter 2011, was $11,000 or 12.2 percent lower. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. At present, the Dodd-Frank regulation is not expected to impact this source of fee revenue for Seacoast National materially, but is expected to significantly reduce fees collected by larger financial institutions that may in turn affect Seacoast National unfavorably as markets adjust to this legislative change.
The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the second quarter of 2011 increased $45,000 or 9.7 percent from second quarter 2010, and were $114,000 or 28.9 percent higher than first quarter 2011. A seasonal slowing on home purchase transactions in early 2011 was the primary cause for the lower results for the first quarter of 2011. Mortgage banking revenue as a component of overall noninterest income was 10.3 percent for the first six months of 2011, compared to 11.0 percent for all of 2010. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of new and used home sales. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company had more mortgage loan origination opportunities in markets it serves during 2010 and this is expected to continue during 2011. The Company increased production in 2010 and 2011 by increasing its market share and the Company was the number one originator in its Martin, St. Lucie and Indian River counties of home purchase mortgages. The Company has only had to repurchase two sold mortgage loans and believes that its processes and controls make it unlikely that it has any material exposure in the future. For the first six months of 2011, mortgage banking income was $19,000 or 2.1 percent higher than a year ago.
Other income for second quarter 2011 decreased $45,000 or 12.0 percent compared to the second quarter a year ago, but from first quarter 2011 was $79,000 or 31.6 percent higher. Of the $45,000 decline for 2011 compared to second quarter 2010, merchant income (net) was $52,000 lower and the primary cause. Contributing significantly to the increase from first quarter 2011 operating income from a Community Reinvestment Act (CRA) investment was $113,000 higher, a result of fair market value adjustments (declining valuations) on realty held recorded during the first quarter.
NONINTEREST EXPENSES
The Company’s overhead ratio has typically been in the low 60’s in years prior to the recession. Lower earnings in 2010, 2009, and 2008 resulted in this ratio increasing to 104.6 percent, 86.9 percent and 77.8 percent, respectively. For the first six months of 2011, the overhead ratio was 91.7 percent. When compared to second quarter 2010, total noninterest expenses for second quarter 2011 increased by $202,000 or 1.1 percent to $19,073,000, and when compared to first quarter 2011, expenses were lower by $594,000 or 3.0 percent. The primary cause for the increase in 2011 over 2010 was higher net losses on OREO and repossessed assets and asset disposition costs (aggregated), by $1,168,000 versus second quarter a year ago. For the first six months ended June 30, 2011, noninterest expenses were $3,103,000 or 7.4 percent lower versus a year ago, totaling $38,740,000.
Noninterest expenses for the second quarter of 2011 have been in line with our expectations. Salaries, wages and benefits combined totaled $7,971,000, lower by $224,000 or 2.7 percent than the same quarter in 2010. Executive cash incentive compensation has not been accrued in 2011, nor was any paid in 2010, 2009 or 2008. Cost reductions were also achieved in communication costs, marketing expenses, and FDIC assessments, all of which declined when compared to second quarter 2010’s results.
While salaries and wages for the second quarter of 2011 decreased $242,000 or 3.6 percent to $6,534,000 when compared to the prior year’s second quarter, employee benefit costs were slightly higher, by $18,000 or 1.3 percent to total $1,437,000. Salary and wages were nominally lower compared to first quarter of 2011. Severance during the second quarter 2011 was $186,000 lower than in the second quarter a year ago. Commission and incentive payments on revenues generated from wealth management and lending production were higher for 2011, up by 183,000 or 37.5 percent compared to second quarter 2010, but were more than offset by deferred origination costs on loan production that were $214,000 or 84.3 percent higher year over year, reflecting improved loan production. Base salaries for the second quarter 2011 were $14,000 or 0.2 percent lower year over year compared to second quarter 2010, with 414 full time equivalent employees (“FTE’s”) employed at June 30, 2011.
The Company recognized lower claims experience during the second quarter of 2011 for its self-funded health care plan compared to second quarter 2010, with a decrease of $10,000 in expenditures. More than offsetting, 401K costs were $20,000 higher for second quarter 2011 versus a year ago and unemployment compensation costs were $9,000 higher year over year for the second quarter of 2011, due primarily to the state of Florida increasing unemployment compensation rates to replenish funding pools for disbursements. Employee benefit costs were $160,000 or 5.0 percent lower for the first half of 2011 compared to a year ago. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that no immediate or material financial statement impacts are apparent.
Outsourced data processing costs totaled $1,699,000 for the second quarter of 2011, an increase of $196,000 or 13.0 percent from second quarter a year ago, and year-to-date outsourced data processing costs for 2011 increased $239,000 or 8.0 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. Core data processing and software licensing costs were $164,000 and $43,000 higher for second quarter 2011, versus a year ago for the second quarter. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.
Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, decreased by $83,000 or 20.6 percent to $319,000 for the second quarter of 2011 when compared to second quarter 2010, and for the six months ended June 30, 2011 were $193,000 or 24.1 percent lower than a year ago. Improved systems and monitoring of services utilized as well as reducing the number telephone lines has reduced our communication costs, and these costs should continue to be lower prospectively.
Total occupancy, furniture and equipment expenses for the second quarter of 2011 grew $41,000 or 1.6 percent to $2,537,000 year over year, versus second quarter 2010. For the six months ended June 30, 2011, these costs were 0.6 percent higher as well. Included in the $41,000 increase during the second quarter of 2011 were write-offs for equipment at closed branch offices of $52,000 that compared to gains on the sale of equipment of $35,000 a year ago, an increase of $87,000 year over year. Lease payments for bank premises were higher by $23,000 and rental income (a contra-expense item) was $21,000 less for the second quarter of 2011. Partially offsetting, lower depreciation and real estate taxes on bank owned property were lower, declining $66,000 and $25,000, respectively.
For the second quarter of 2011, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $246,000 or 26.9 percent to $667,000 when compared to the second quarter of 2010. Year-to-date for 2011, marketing expense is $150,000 or 9.6 percent lower than a year ago. Marketing expenses for 2011 and 2010 reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Agency fees, public relations costs, donations (and sponsorships), and business meals and entertainment were ramped up the most during the second quarter of 2010, increasing $51,000, $33,000, $18,000 and $36,000, respectively, year over year. More than offsetting, media costs (newspaper, television and radio advertising), sales promotions and direct mail activities declined during the second quarter of 2011 versus a year ago, by $190,000, $25,000 and $145,000, respectively.
Legal and professional fees were nearly the same year over year for the second quarter, decreasing by $17,000 or 1.1 percent to $1,585,000 for the second quarter of 2011, compared to a year ago, and were $361,000 or 9.7 percent lower for the first half of 2011 compared to 2010. Legal fees were $88,000 higher for the second quarter of 2011 year over year, primarily costs related to problem assets, principally OREO. Also, regulatory examination fees and CPA fees on an aggregate basis were $17,000 higher for the second quarter of 2011 than a year ago. More than offsetting, professional fees were $124,000 lower for 2011 versus second quarter 2010’s expenditures, reflecting higher costs for strategic planning and risk management assistance in 2010. The Company uses the consulting services of a former bank regulator who also serves as a director of Seacoast National to assist it with its compliance with the bank’s formal agreement with the OCC and regulatory examinations. For the six months ended June 30, 2011, Seacoast National paid $125,000 for these services, compared to $301,000 in the first half of 2010.
The FDIC assessment for the first quarter and second quarters of 2011 totaled $959,000 and $688,000, respectively, compared to first, second, third and fourth quarter 2010’s assessments of $1,006,000, $1,039,000, $966,000 and $947,000, respectively. The FDIC mandated the prepayment of assessments for three years plus fourth quarter 2009’s assessment on December 30, 2009. The amount of the prepayment totaled $14.8 million. As of April 1, 2011, the FDIC’s calculation of assessments has changed, utilizing total assets less Tier 1 risk-based capital as a base for calculation, versus average total deposits. Applicable premium rates have been adjusted for the change in the base, with specific adjusting risk factors deemed important by the FDIC utilized in the determination of applicable premium rates. Assessments under the FDIC’s new methodology were $271,000 lower compared to the first quarter of 2011 and $351,000 lower compared to the second quarter a year ago, and should compare favorably to prior year assessments prospectively. Still, the Company remains exposed to higher FDIC insurance costs, with assessment rates possibly increasing depending on the severity of bank failures and their impact on the FDIC’s Deposit Insurance Fund.
Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $1,535,000 and $1,583,000 for the first and second quarters of 2011, compared to $4,073,000,

$415,000, $1,436,000 and $9,885,000 for the first, second, third and fourth quarters of 2010, respectively. These costs were more moderate during the second and third quarters of 2010 as well. Of the $3,118,000 total for 2011 year-to-date, assets disposition costs summed to $1,527,000 and net losses on OREO and repossessed assets totaled $1,591,000.
Other noninterest expenses decreased $282,000 or 12.2 percent to $2,024,000 for the second quarter of 2011 when comparing to the same period a year ago. Decreasing year over year from 2010’s second quarter were stationery and supplies costs (down $33,000), amortization of intangible assets (down $34,000), property appraisals (down $120,000), directors fees (down $60,000), postage (down $89,000) and employee placement costs (down $65,000, including headhunter fees). Also, favorably affecting the second quarter of 2011 versus a year ago was a reversal of $184,000 for an accrual for a cash settlement with a brokerage subsidiary client based on a favorable outcome. Higher year over year were check printing costs (up $20,000, due to higher transaction account volumes), bank paid closing costs and referral fees (up $64,000), charge-offs related to robbery and customer fraud (up $112,000), and mileage reimbursement and other related travel costs (up $41,000), filing and licensing fees (up $15,000, primarily for brokers), employee relations (up $18,000), and bank meetings (up $19,000). Other noninterest expenses for the six month period ended June 30, 2011 were $586,000 or 12.3 percent lower than in 2010 for the same period. One-time cash settlements for a branch lease and to a client of Seacoast National’s brokerage subsidiary (each for $150,000) recorded during the first quarter of 2010, combined with the reversal of $184,000 during the second quarter of 2011 for the brokerage settlement, accounted for $484,000 of the decrease from last year for the first six months.
INCOME TAXES
The provision for the income taxes (benefits) for the first and second quarters of 2011 totaled $0.2 million and $0.4 million, respectively, and the benefit for the net loss for the first, second, third and fourth quarters of 2010 totaled $(0.6) million, $(5.3) million, $(2.8) million and $(3.9) million, respectively. The deferred tax valuation allowance was decreased or increased by a like amount, and therefore there was no change in the carrying value of deferred tax assets which are supported by tax planning strategies (see “Critical Accounting Estimates — Deferred Tax Assets”).
CAPITAL RESOURCES
The Company’s equity capital at June 30, 2011 totaled $171.1 million and the ratio of shareholders’ equity to period end total assets was 8.22 percent, compared with 8.93 percent at June 30, 2010, and 8.25 percent at December 31, 2010. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.
The Company’s capital position remains strong, with a total risk-based capital ratio of 18.92 percent at June 30, 2011, higher than June 30, 2010’s ratio of 18.85 percent and higher than 17.84 percent at December 31, 2010.

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
As of June 30, 2011, our accumulated deferred dividend payments on Series A Preferred Stock was $6,274,000 and our accumulated deferred interest payment on trust preferred securities was $2,473,000.
At June 30, 2011, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
June 30, 2011:
Tier 1 capital ratio	17.65%	16.13%	6%
Total risk-based capital ratio	18.92%	17.40%	10%
Tier 1 leverage ratio	10.23%	9.35%	5%

*	For subsidiary bank only
FINANCIAL CONDITION
Total assets decreased $9,949,000 or 0.5 percent from June 30, 2010 to $2,082,863,000 at June 30, 2011.
LOAN PORTFOLIO
Total loans (net of unearned income) were $1,188,945,000 at June 30, 2011, $111,655,000 or 8.6 percent less than at June 30, 2010, and $51,663,000 or 4.2 percent less than at December 31, 2010. The following table details loan portfolio composition at June 30, 2011, December 31, 2010 and June 30, 2010:

	June 30,	December 31,	June 30,
(In thousands)	2011	2010	2010
Construction & land development	$49,193	$79,306	$106,825
Commercial real estate	516,935	543,603	562,873
Residential real estate	523,062	516,994	519,645
Commercial and financial	48,012	48,825	49,949
Consumer	51,351	51,602	61,005
Other loans	392	278	303

Total	$1,188,945	$1,240,608	$1,300,600

As shown in the loan table above, construction and land development loans declined $57.6 million or 53.9 percent to $49.2 million from June 30, 2010. The primary cause for the decrease in construction and land development loans was a reduction in commercial construction and land development loans for residential and commercial properties of $20.3 million or 62.5 percent and $27.9 million or 71.9 percent, respectively. Total outstanding balances for these portfolios have been reduced to $12.2 million and $10.9 million, respectively, at June 30, 2011. Construction and land development loans to individuals for personal residences included in total construction and land development loans were lower as well, declining $9.5 million or 26.7 percent to $26.1 million at June 30, 2011.
Also declining were home equity mortgages and home equity lines, declining $15.9 million or 20.1 percent and $1.9 million or 3.2 percent, respectively, and totaling $63.1 million and $56.9 million at June 30, 2011. Adjustable and fixed rate residential real estate mortgages were higher year over year, by $18.4 million or 6.2 percent and $2.8 million or 3.3 percent, respectively, to $314.3 million and $88.8 million at June 30, 2011.
At June 30, 2011, approximately $314 million or 60 percent of the Company’s residential mortgage balances were adjustable, compared to $296 million or 57 percent at June 30, 2010. Loans secured by residential properties having fixed rates totaled approximately $89 million at June 30, 2011, of which 15- and 30-year mortgages totaled approximately $27 million and $62 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $86 million at June 30, 2010, with 15- and 30-year fixed rate residential mortgages totaling approximately $28 million and $58 million, respectively. The Company also has a small home equity line portfolio totaling approximately $57 million at June 30, 2011, slightly lower than the $59 million that was outstanding at June 30, 2010.
Commercial and financial loans and consumer loans (principally installment loans to individuals) decreased $1.9 million or 3.8 percent and $9.7 million or 15.9 percent, respectively, from a year ago to $48.0 million and $51.3 million at June 30, 2011, reflecting the impact on lending of the economic downturn.
Commercial loans decreased and totaled $48.0 million at June 30, 2011, compared to $49.9 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.
The consumer loan portfolio (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaled $51.3 million (versus $61.0 million a year ago), real estate construction loans to individuals secured by residential properties which totaled $6.7 million (versus $8.2 million a year ago), and residential lot loans to individuals which totaled $19.4 million (versus $27.4 million a year ago).

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at June 30, 2011 and 2010:

June 30	2011			2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Construction and land development*
Residential:
Condominiums	$—	$—	$—	$0.9	$—	$0.9
Town homes	—	—	—	—	—	—
Single Family Residences	—	—	—	3.6	1.0	4.6
Single Family Land & Lots	6.5	—	6.5	15.5	0.1	15.6
Multifamily	5.7	—	5.7	12.5	—	12.5

	12.2	—	12.2	32.5	1.1	33.6

Commercial:
Office buildings	—	0.4	0.4	—	—	—
Retail trade	—	—	—	—	—	—
Land	10.3	—	10.3	38.5	0.1	38.6
Industrial	—	—	—	0.3	—	0.3
Healthcare	—	—	—	—	—	—
Churches & educational Facilities	—	—	—	—	—	—
Lodging	—	—	—	—	—	—
Convenience Stores	0.6	—	0.6	—	—	—
Marina	—	—	—	—	—	—
Other	—	—	—	—	—	—

	10.9	0.4	11.3	38.8	0.1	38.9

	23.1	0.4	23.5	71.3	1.2	72.5

Individuals:
Lot loans	19.4	—	19.4	27.4	—	27.4
Construction	6.7	11.2	17.9	8.2	7.0	15.2

	26.1	11.2	37.3	35.6	7.0	42.6

Total	$49.2	$11.6	$60.8	$106.9	$8.2	$115.1

*	Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.
The Company’s largest remaining commercial land loan of $21 million was foreclosed and sold in the second quarter 2011 under contract to the Florida Power and Light (an investor-owned utility company providing electric power throughout Florida, and a national provider of electricity services) late in the second quarter 2011. No further loss was recognized regarding this credit.
Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at June 30, 2011 and 2010:

June 30	2011			2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total

Office buildings	$120.0	$0.8	$120.8	$128.2	$1.1	$129.3
Retail trade	149.6	—	149.6	155.9	—	155.9
Industrial	68.5	0.1	68.6	84.0	1.1	85.1
Healthcare	26.3	0.9	27.2	29.4	0.1	29.5
Churches and educational facilities	28.2	—	28.2	28.5	—	28.5

June 30	2011			2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Recreation	2.8	—	2.8	3.0	0.4	3.4
Multifamily	16.8	—	16.8	23.6	—	23.6
Mobile home parks	2.4	—	2.4	2.6	—	2.6
Lodging	20.0	—	20.0	23.4	—	23.4
Restaurant	4.3	—	4.3	4.6	—	4.6
Agriculture	9.2	1.2	10.4	10.8	0.5	11.3
Convenience Stores	20.0	—	20.0	21.0	—	21.0
Marina	21.5	—	21.5	22.3	—	22.3
Other	27.3	0.3	27.6	25.5	0.3	25.8

Total	$516.9	$3.3	$520.2	$562.8	$3.5	$566.3

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $331 million and $186 million, respectively, at June 30, 2011, compared to $327 million and $236 million, respectively, a year ago.
The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. The Company’s asset mitigation personnel handle all foreclosure actions together with outside legal counsel and has never had its foreclosure documentation or processes questioned by any party involved in the transaction.
Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product.
At June 30, 2011, the Company had commitments to make loans of $97 million, compared to $95 million at June 30, 2010.
Loan Concentrations
Over the past three years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $473.7 million to $123.8 million at June 30, 2011 compared with year-end 2007.
Commercial Relationships Greater than $10 Million (dollars in thousands)

	June 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
Performing	$95,936	$112,469	$145,797	$374,241	$592,408
Performing TDR*	14,842	28,286	31,152	—	—
Nonaccrual	13,065	20,913	28,525	14,873	5,152

Total	$123,843	$161,668	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$132,758	$151,503	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses was reduced to 50.8 percent at June 30, 2011, compared with 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.
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

	June 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
Construction & Land Development Loans to Total Risk Based Capital	24%	39%	81%	206%	265%
CRE Loans to Total Risk Based Capital	186%	218%	274%	389%	390%

Below is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) as a percent of total construction and land development loans. The significant increase in St. Lucie County at June 30, 2011 was caused by the overall decline in construction and land development loans, which declined from $71.3 million at June 30, 2010 to $23.1 million at June 30, 2011.

	% of Total
	Construction
	and Land Development
	Loans
Florida County	2011	2010

St. Lucie	21.9	8.8
Brevard	16.0	6.8
Martin	15.1	6.6
Okeechobee	12.1	4.2
Palm Beach	11.4	34.4
Indian River	8.1	17.5
Broward	6.5	0.0
Orange	2.7	4.2
Lake	2.3	1.0
Hendry	2.2	1.0
Marion	1.0	0.4
Columbia	0.4	0.2
Charlotte	0.2	1.6
Collier	0.0	3.5
Miami-Dade	0.0	8.3
Volusia	0.0	1.4
Other	0.1	0.1

Total	100.0	100.0

ALLOWANCE FOR LOAN LOSSES
Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $31,231,000 or 2.63 percent of total loans at June 30, 2011, $9,050,000 lower than at June 30, 2010 and $6,513,000 less than at December 31, 2010. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.
The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of June 30, 2011, the specific allowance related to impaired loans individually evaluated totaled $11.6 million, compared to $10.3 million as of June 30, 2010.
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
In general, collateral values for residential real estate have declined since 2006, with values being more stable over the last 18 months to 30 months. Loans originated from 2005 through 2007 have seen property values decline approximately 50 percent from their original appraised values, more than the decline on loans originated in other years. Declining residential collateral value has affected our actual loan losses over the last three years, but values appear to be stabilizing over the last twelve months. Residential loans that become 90 days past due are placed on nonaccrual. A specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.
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
During the first and second quarters of 2011, net charge-offs totaled $4,031,000 and $4,024,000, respectively, compared to net charge-offs of during the first, second, third and fourth quarters of 2010 of $3,541,000, $20,209,000, $10,700,000 and $4,678,000, respectively. Some of the increase in charge-offs during 2010 was related to loan sales to reduce risk in the loan portfolio. Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2011. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.
The allowance as a percentage of loans outstanding was 2.63 percent at June 30, 2011, compared to 3.10 percent at June 30, 2010 and 3.04 percent at December 31, 2010. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio.
Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2011, the Company had $1.089 billion in loans secured by real estate, representing 91.6 percent of total loans, down from $1.189 billion, representing 91.4 percent at June 30, 2010. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. The Company’s exposure to construction and land development credits is secured by project assets and personal guarantees and totals $49.2 million at June 30,

2011, down from $106.9 million at June 30, 2010. The Company considers exposure to this industry group, together with an assessment of current trends and expected future financial performance in our evaluation of the adequacy of the allowance for loan losses. The significant decline in this concentration is one factor which supports the lower overall allowance for loan losses at June 30, 2011 compared to June 30, 2010.
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
NONPERFORMING ASSETS
Nonperforming assets (NPAs) at June 30, 2011 totaled $72,042,000 and are comprised of $46,165,000 of nonaccrual loans and $25,877,000 of other real estate owned (“OREO”), compared to $109,903,000 at June 30, 2010 (comprised of $90,885,000 in nonaccrual loans and $19,018,000 of OREO). At June 30, 2011, approximately 98.7 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the table below for details about nonaccrual loans. At June 30, 2011, nonaccrual loans have been written down by approximately $20.2 million or 35.2 percent of the original loan balance (including specific impairment reserves).
OREO has increased since June 30, 2010, as problem loans migrated to foreclosure. Prospectively, the Company anticipates write-downs and/or charge-offs related to OREO sales should be limited.

The table below shows the nonperforming inflows by quarter for 2011, 2010 and 2009:

New Nonperforming Loans	2011	2010	2009

First Quarter	$11,349	$11,895	$37,170
Second Quarter	19,874	22,560	46,303
Third Quarter		8,151	75,295
Fourth Quarter		9,990	36,196
No sales of loans occurred during the first quarter of 2011, but as previously forecast the Company closed on contracts liquidating $27.5 million of nonperforming loans and $3.5 million of OREO properties during the second quarter of 2011 (including its largest land credit reducing NPAs by $21 million for this single asset). For 2010, sales totaled $28 million at an average price of nearly 56 percent of the outstanding ledger balance.
The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $60.2 million at June 30, 2011 compared to 64.9 million at June 30, 2010.

	Nonaccrual Loans			Accruing
June 30, 2011	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$1,140	$39	$1,179	$2,504
Commercial	—	6	6	—
Individuals	594	764	1,358	691

	1,734	809	2,543	3,195
Residential real estate mortgages	8,588	5,089	13,677	21,541
Commercial real estate mortgages	5,842	23,480	29,322	34,923

Real estate loans	16,164	29,378	45,542	59,659
Commercial and financial	—	—	—	111
Consumer	107	516	623	468

	$16,271	$29,894	$46,165	$60,238

At June 30, 2011 and 2010, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2011		2010
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	91	$24,175	73	$20,299
Maturity extended with change in terms	113	45,850	129	65,635
Forgiveness of principal	2	2,434	2	2,624
Payment structure changed to allow for interest only payments	4	2,497	1	416
Not elsewhere classified	18	15,580	5	6,021

	228	$90,537	210	$94,995

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
SECURITIES
At June 30, 2011, the Company had no trading securities, $611,231,000 in securities available for sale (representing 96.0 percent of total securities), and securities held for investment of $25,159,000 (4.0 percent of total securities). The Company’s securities portfolio increased $242.6 million or 61.6 percent from June 30, 2010 and $174.4 million or 37.7 percent from December 31, 2010.

The duration of the investment portfolio at June 30, 2011 was 2.6 years, unchanged compared to a year ago.
Cash and due from banks and interest bearing deposits (aggregated) totaled $166,891,000 at June 30, 2011, compared to $312,285,000 at June 30, 2010, which reflects the decline in the loan portfolio and funds from the capital raised during 2010. The Company has maintained additional liquidity during the uncertain environment and may use these funds to increase loans and investments as the economy continues to improve.
Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.
DEPOSITS AND BORROWINGS
The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008. During the first and second quarters of 2011, Seacoast National added 2,146 and 1,825 new core deposit households, respectively, up by 470 new deposit households or 28.0 percent and 179 new deposit households or 10.8 percent from the prior year. Net core household growth increased by 3.3 percent over the last twelve months with new personal checking relationships up 17.3 percent and new commercial business checking relationships increasing 9.0 percent during the second quarter of 2011 compared to the same quarter in 2010. While favorable, growth in checking relationships during the second quarter of 2011 was less dramatic than first quarter 2011’s growth over prior year, as second quarter 2010 was when a major competitor in the Company’s Treasure Coast market failed allowing the Company to benefit from an elevated number of customers migrating to Seacoast National at that time. Average noninterest bearing demand deposit balances for the second quarter of 2011 increased 18.2 percent compared to second quarter 2010 and noninterest bearing demand deposits totaled 19.1 percent of total deposits at June 30, 2011, compared to 16.1 percent one year earlier.
Total deposits decreased $34,433,000, or 2.0 percent, to $1,681,461,000 at June 30, 2011 compared to one year earlier, reflecting declining brokered deposits and single service time deposits. Since June 30, 2010, interest bearing deposits (NOW, savings and money markets deposits) decreased $46,173,000 or 5.3 percent to $831,371,000, noninterest bearing demand deposits increased $45,421,000 or 16.4 percent to $321,876,000, and CDs decreased $33,681,000 or 6.0 percent to $528,214,000. Included in CDs, brokered time deposits decreased $12,256,000 to $7,532,000 at June 30, 2011 from the prior year. Of the $7,532,000 balance at June 30, 2011, $6,138,000 is attributable to CDARs. Funds deposited under the CDARs program are required to be classified as brokered deposits. The Company has historically priced CDs conservatively and has continued to follow this strategy
FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor based on recent legislation passed by Congress. The increase had been temporarily in place since October 14, 2008 and was set to expire on December 31, 2013. In addition, until its expiration on December 31, 2010, the FDIC’s Temporary Liquidity Guarantee (“TLG”) program guaranteed the entire amount in any eligible noninterest bearing transaction deposit account to the extent such balances were not covered by FDIC insurance. Seacoast National participated in the TLG program to offer the best possible FDIC coverage to its customers. While the TLG program expired December 31, 2010, provisions under the recent Dodd-Frank legislation will provide coverage for all noninterest bearing transaction account balances at all financial institutions through December 31, 2012.
Securities sold under repurchase agreements increased over the past twelve months by $27,517,000 or 36.5 percent to $102,827,000 at June 30, 2011. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At June 30, 2011, the number of sweep repurchase accounts was 168, compared to 183 a year ago.
At June 30, 2011, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For second quarter 2011 and 2010, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.
The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005, and in 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier I capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.90 percent during the second quarter of 2011, compared to 1.87 percent for the same period during 2010.
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
The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at June 30, 2011 included derivative product assets of $44,000. In comparison, at June 30, 2010 net derivative product assets of $41,000 were outstanding.
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
Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $97 million at June 30, 2011, and $95 million at June 30, 2010.
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
Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 10.5 percent if interest rates are shocked 200 basis points up over the next 12 months and 5.8 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 4.5 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing recently validated for the Company by an independent third party consulting group.
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
Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2011, Seacoast National had available lines of credit under current lendable collateral value, which are subject to change, of $322 million and an unsecured federal funds line of credit of $10.0 million. Seacoast National had $379 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $200 million in residential and commercial real estate loans available as collateral. In comparison, at June 30, 2010, the Company had available lines of credit of $321 million, and had $103 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $236 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $166,891,000 on a consolidated basis at June 30, 2011 as compared to $312,285,000 at June 30, 2010. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks decreased $189,000 to $28,782,000 and interest bearing deposits decreased to $138,109,000 from $283,314,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios.
The Company does not rely or is dependent on off-balance sheet financing or wholesale funding.
The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At June 30, 2011, the Company had cash and cash equivalents at the parent of approximately $21.3 million, comprised of remaining proceeds from our common stock offering which was consummated in the second quarter of 2010. In comparison, at June 30, 2010, the Company had cash and cash equivalents at the parent of approximately $23.0 million, comprised of remaining funds provided through a common stock offering consummated in the second quarter of 2010. All of the TARP CPP funds derived in December 2008 have been contributed as additional capital to Seacoast National. The Company has suspended all dividends upon its Series A preferred stock issued through the TARP CPP and its common stock, and has deferred distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).
EFFECTS OF INFLATION AND CHANGING PRICES
The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.
Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the general level of inflation. However, inflation affects financial institutions by increasing their cost of goods and services purchased, as well as the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and shareholders’ equity. Mortgage originations and re-

financings tend to slow as interest rates increase, and higher interest rates likely will reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.
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
The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 4.9 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to decrease the EVE 9.9 percent.
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

Item 4. CONTROLS AND PROCEDURES
The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2011 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
At June 30, 2011 and 2010, our nonperforming loans (which consist of nonaccrual loans) totaled $46.2 million and $90.9 million, or 3.88 percent and 7.0 percent of the loan portfolio, respectively. At June 30, 2011 and 2010, our nonperforming assets (which include foreclosed real estate) were $72.0 million and $109.9 million, or 3.5 percent and 5.3 percent of assets, respectively. In addition, we had approximately $5.2 million and $7.6 million in accruing loans that were 30 days or more delinquent at June 30, 2011 and 2010, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
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
Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and similar risks of the asset. As of June 30, 2011 and 2010, respectively, 45.4 percent and 48.8 percent of our loan portfolio were comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During the first six months of 2011, we recorded $1.5 million in provisioning for losses, compared to additions to provisioning for loan losses of $31.7 million in 2010, $124.8 million in 2009, and $88.6 million in 2008, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans.
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
Increased premiums and TLG assessments charged by the FDIC increased our noninterest expenses in the first six months of 2011, and all of 2010 and 2009.
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
As of June 30, 2011, we had deferred tax assets of $16.9 million after we recorded $47.3 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.
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
We are currently authorized to issue up to 300 million shares of common stock, of which 93,541,902 shares were outstanding as of June 30, 2011, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. During the second quarter of 2010, the Company issued Series B convertible preferred stock raising $47.1 million in capital, with additional common stock of 34,465,348 shares issued at conversion five days after approval by shareholders at the annual shareholders’ meeting on June 22, 2010. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.
The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid will accumulate and will be payable when we resume paying dividends. Shares of Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 0.6 percent of the shares of our common stock outstanding as of June 30, 2011 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities during the first six months of 2011 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan

1/1/11 to 1/31/11	0	$0	668,657	156,343
2/1/11 to 2/28/11	0	0	668,657	156,343
3/1/11 to 3/31/11	0	0	668,657	156,343

Total — 1st Quarter	0	0	668,657	156,343

4/1/11 to 4/30/11	0	0	668,657	156,343
5/1/11 to 5/31/11	0	0	668,657	156,343
6/1/11 to 6/30/11	0	0	668,657	156,343

Total — 2nd Quarter	0	0	668,657	156,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.
Item 3. Defaults upon Senior Securities
On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. Therefore, the Company is currently in arrears with the dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, the amount of the arrearage on the dividend payments of Series A Preferred Stock is $6,274,000 and the amount of the arrearage on the payments on the subordinated debt associated with trust preferred securities is $2,473,000. The total arrearage on both securities is $8,747,000 as of June 30, 2011.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2011 Annual Meeting of Shareholders was held on May 26, 2011.

(b)	Reported to the Securities and Exchange Commission in the 2011 Proxy statement, four Class III directors were re-elected.

(c)	The following matters were voted upon at May 26, 2011’s meeting:
(1)	Proposal 1 — The re-election of four (4) Class III directors to serve until the 2014 Annual Meeting of Shareholders have been elected and qualified. All of the directors were elected.

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2014 annual meeting or until a successor has been elected and qualified:

		For as a
		Percent		Abstentions
	For	of Votes	Withheld	and Broker
	Number	Cast	Authority	Non-votes
Stephen E. Bohner	52,307,960	93.5	3,646,769	21,160,029
T. Michael Crook	54,604,464	97.6	1,350,265	21,160,029
Dennis S. Hudson, III	54,623,421	97.6	1,331,308	21,160,029
Edwin E. Walpole, III	54,474,313	97.4	1,480,416	21,160,029

(2)	Proposal 2 — Approved a protective amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles of Incorporation”) to restrict certain transfers of the Company’s Common Stock in order to preserve certain tax benefits associated with the Company’s net operating losses (the number of affirmative votes cast in favor was 73,407,008; the number of votes cast against was 2,266,824; proposal 2 was approved by a vote of 95.2 percent of the total number of votes cast at the meeting).

(3)	Proposal 3 — Ratified the appointment of KPMG LLP as independent auditors for Seacoast for the fiscal year ending December 31, 2011 (the number of affirmative votes cast in favor was 76,689,553; the number of votes cast against was 261,569; proposal 3 was approved by a vote of 99.5 percent of the total number of votes cast at the meeting).

(4)	Proposal 4 — Approved an extension of the time frame from June 21, 2011 to May 25, 2012 for the Company’s Board of Directors to effect a reverse stock split of Seacoast’s Common Stock at one of the seven reverse split ratios listed in the Proxy Statement (the number of affirmative votes cast in favor was 71,457,401; the number of votes cast against was 4,484,384; proposal 4 was approved by a vote of 92.7 percent of the total number of votes cast at the meeting).

(5)	Proposal 5 — Endorsed, on a non-binding basis, the compensation of the Company’s named executive officers as disclosed in the Proxy Statement (the number of affirmative votes cast was 53,829,261; the number of votes cast against was 1,138,147; proposal 5 was approved by a vote of 69.8 percent of the total number of votes cast at the meeting).

(6)	Proposal 6 — Approved a proposal which granted the proxy holders discretionary authority to vote to adjourn the Annual Meeting for up to 120 days to allow for the solicitation of additional proxies in the event that there were insufficient shares voted at the Annual Meeting to approve proposals 1, 2, 3, 4, or 5 (the number of affirmative votes cast in favor was 72,676,312; the number of votes cast against was 3,301,479; proposal 6 was approved by a vote of 94.2 percent of the total number of votes cast at the meeting).

Item 5. Other Information
During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA
August 8, 2011	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 8, 2011	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer