Form 10-Q
period 2011-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2011-11-08
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer; “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Small Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Common Stock, $.10 Par Value – 94,696,906 shares as of September 30, 2011

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, other periodic reports filed by Seacoast Banking Corporation of Florida (“Seacoast”) under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of Seacoast may include forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements which are identified as such and are accompanied by the identification of important factors that could cause actual results to differ materially from the forward-looking statements. For these statements, we, together with our subsidiaries, unless the context implies otherwise, claim the protection afforded by the safe harbor in the Act. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Those statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to, those described below:

•

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law on July 21, 2010, and a significant number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. Proposed rules, including those that are part of the Basel III process, could require banking institutions to increase levels of capital. All of the foregoing may have significant effects on Seacoast and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•

Seacoast’s ability to mitigate the impact of the Dodd-Frank Act on debit interchange fees through revenue enhancements and other revenue measures, which will depend on various factors, including the acceptance by customers of modified fee structures for Seacoast’ products and services.

•

The impact of compensation and other restrictions imposed under the Troubled Asset Relief Program (“TARP”) until Seacoast repays the outstanding preferred stock and warrant issued under the TARP, including restrictions on Seacoast’s ability to attract and retain talented executives and associates.

•	Possible additional loan losses, impairment of goodwill and other intangibles, and adjustment of valuation allowances on deferred tax assets and the impact on earnings and capital.

•

Possible changes in interest rates may increase funding costs and reduce earning asset yields, thus reducing margins. Increases in benchmark interest rates would also increase debt service requirements for customers whose terms include a variable interest rate, which may negatively impact the ability of borrowers to pay as contractually obligated.

•	Possible changes in trade, monetary and fiscal policies, laws and regulations, and other activities of governments, agencies, and similar organizations, may have an adverse effect on business.

•	The current stresses in the financial and real estate markets, including possible continued deterioration in property values.

The words “believe,” “expect,” “anticipate,” “project,” and similar expressions often signify forward-looking statements. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. We assume no obligation to update or revise any forward-looking statements that are made from time to time.

See also the “Forward-Looking Statements” and “Risk Factors” sections of Seacoast’s Annual Report on Form 10-K for the year ended December 31, 2010 and the “Forward-Looking Statements” section of Seacoast’ Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, as filed with the Securities and Exchange Commission.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$29,307	$35,358
Interest bearing deposits with other banks	87,578	176,047

Total cash and cash equivalents	116,885	211,405
Securities:
Available for sale (at fair value)	611,195	435,140
Held for investment (fair values: $25,019 at September 30, 2011 and $26,853 at December 31, 2010)	24,575	26,861

TOTAL SECURITIES	635,770	462,001
Loans held for sale	6,897	12,519
Loans	1,208,548	1,240,608
Less: Allowance for loan losses	(28,401)	(37,744)

NET LOANS	1,180,147	1,202,864
Bank premises and equipment, net	34,599	36,045
Other real estate owned	23,702	25,697
Other intangible assets	2,501	3,137
Other assets	50,536	62,713

	$2,051,037	$2,016,381

LIABILITIES
Deposits	$1,661,274	$1,637,228
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	106,562	98,213
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	8,798	11,031

	1,880,244	1,850,082

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2011	December 31, 2010
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	47,185	46,248
Warrant for purchase of 589,625 shares of common stock at $6.36 per share	3,123	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 94,698,391 and outstanding 94,696,906 shares at September 30, 2011, and issued 93,487,652 and outstanding 93,487,581 shares at December 31, 2010	9,470	9,349
Other shareholders’ equity	111,015	107,579

TOTAL SHAREHOLDERS’ EQUITY	170,793	166,299

	$2,051,037	$2,016,381

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Interest and fees on loans	$15,315	$17,181	$47,004	$52,951
Interest and dividends on securities	4,788	3,405	13,124	10,584
Interest on interest bearing deposits and other investments	175	252	606	763

TOTAL INTEREST INCOME	20,278	20,838	60,734	64,298
Interest on deposits	2,739	3,590	8,629	12,141
Interest on borrowed money	671	787	2,240	2,266

TOTAL INTEREST EXPENSE	3,410	4,377	10,869	14,407

NET INTEREST INCOME	16,868	16,461	49,865	49,891
Provision for loan losses	0	8,866	1,542	27,705

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,868	7,595	48,323	22,186
Noninterest income
Other income	4,706	4,532	13,462	12,947
Securities gains, net	137	210	137	3,687

TOTAL NONINTEREST INCOME	4,843	4,742	13,599	16,634
TOTAL NONINTEREST EXPENSES	19,063	19,975	57,803	61,818

INCOME (LOSS) BEFORE INCOME TAXES	2,648	(7,638)	4,119	(22,998)
Benefit for income taxes	0	0	0	0

NET INCOME (LOSS)	2,648	(7,638)	4,119	(22,998)
Preferred stock dividends and accretion of preferred stock discount	937	937	2,811	2,811

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,711	$(8,575)	$1,308	$(25,809)

PER SHARE COMMON STOCK:
Net income (loss) diluted	$0.02	$(0.09)	$0.01	$(0.36)
Net income (loss) basic	0.02	(0.09)	0.01	(0.36)
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding — diluted	93,878,199	93,388,715	93,611,223	70,878,230
Average shares outstanding — basic	93,524,950	93,388,715	93,492,180	70,878,230

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities
Interest received	$61,077	$64,729
Fees and commissions received	13,561	14,166
Interest paid	(13,222)	(13,827)
Cash paid to suppliers and employees	(49,245)	(52,558)
Income taxes (paid) received	(9)	20,785
Origination of loans held for sale	(96,751)	(125,507)
Proceeds from loans held for sale	102,373	137,125
Net change in other assets	1,070	(1,694)

Net cash provided by operating activities	18,854	43,219
Cash flows from investing activities
Maturities of securities available for sale	87,713	95,092
Maturities of securities held for investment	3,205	4,487
Proceeds from sale of securities available for sale	33,555	102,069
Proceeds from sale of securities held for investment	0	5,452
Purchases of securities available for sale	(287,977)	(201,088)
Purchase of securities held for investment	(1,526)	(16,313)
Net new loans and principal repayments	(9,088)	66,161
Proceeds from sale of loans	1,450	16,401
Proceeds from the sale of other real estate owned	32,853	7,090
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	1,154	2,311
Purchase of Federal Home Loan Bank Stock and Federal Reserve Stock	(174)	0
Additions to bank premises and equipment	(761)	(435)

Net cash (used in) provided by investing activities	(139,596)	81,227
Cash flows from financing activities
Net increase (decrease) in deposits	24,055	(142,404)
Net increase (decrease) in federal funds purchased and repurchase agreements	8,348	(43,151)
Issuance of common stock, net of related expenses	0	47,098
Stock based employee benefit plans	69	153
TARP dividends and interest paid	(6,250)	0
Dividends paid	0	0

Net cash provided (used in) financing activities	26,222	(138,304)

Net (decrease) increase in cash and cash equivalents	(94,520)	(13,858)
Cash and cash equivalents at beginning of period	211,405	215,100

Cash and cash equivalents at end of period	$116,885	$201,242

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$4,119	$(22,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,152	2,336
Amortization of premiums and discounts on securities, net	1,730	157
Other amortization and accretion, net	(208)	199
Change in loans held for sale, net	5,622	11,618
Provision for loan losses	1,542	27,705
Gains on sale of securities	(137)	(3,687)
Gains on sale of loans	(114)	(163)
Losses on sale and write-downs of other real estate owned	2,558	4,767
Losses (gains) on disposition of fixed assets	55	(31)
Change in interest receivable	(543)	848
Change in interest payable	(2,354)	580
Change in prepaid expenses	2,401	2,963
Change in accrued taxes	891	21,591
Change in other assets	1,070	(1,694)
Change in other liabilities	70	(972)

Net cash provided by operating activities	$18,854	$43,219

Supplemental disclosures of non-cash investing activities:
Fair value adjustment to securities	$10,224	$4,910
Transfer from loans to other real estate owned	31,461	16,725
Transfer from loans to loans available for sale	0	1,005
Transfer from other assets to other real estate owned	0	1,676
Transfer from bank premises and equipment to other real estate owned	0	377
Purchase of securities on trade date	0	20,956

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Corporation on January 1, 2011 and did not have a significant impact on the Corporation’s financial statements.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 1,125,000 and 1,140,000 related to stock options, stock settled appreciation rights and warrants for the periods ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Basic:
Net income (loss) available to common shareholders	$1,711	$(8,575)	$1,308	$(25,809)
Average basic shares outstanding	93,524,950	93,388,715	93,492,180	70,878,230

Basic (loss) EPS	$0.02	$(0.09)	$0.01	$(0.36)

Diluted:
Net income (loss) available to common shareholders	$1,711	$(8,575)	$1,308	$(25,809)
Average shares basic outstanding	93,524,950	93,388,715	93,492,180	70,878,230
Employee restricted stock	353,249	0	119,043	0

Average diluted shares outstanding	93,878,199	93,388,715	93,611,223	70,878,230

Diluted (loss) EPS	$0.02	$(0.09)	$0.01	$(0.36)

NOTE D — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at September 30, 2011 and 2010 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Available for sale securities (3)	$611,195	$—	$611,195	$—
Loans available for sale	6,897	—	6,897	—
Loans (1)	22,271	—	10,939	11,332
Other real estate owned (2)	23,702	—	1,706	21,996
September 30, 2010
Available for sale securities (3)	$426,931	$—	$426,931	$—
Loans available for sale	7,799	—	7,799	—
Loans (1)	40,374	—	8,143	32,231
Other real estate owned (2)	32,406	—	1,244	31,162
Long-lived assets held for sale (2)	1,676	—	1,676	—

(1)	See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note I for further detail of fair value of individual investment categories.

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

During the first nine months of 2011 and 2010 transfers into and out of level 2 fair value for available for sale securities consisted of investment purchases, sales, maturities and principal repayments.

For loans classified as level 2, transfers in totaled $5.2 million and $6.6 million for the first nine months of 2011 and 2010, respectively, consisting of loans that became impaired. For 2011 and 2010, transfers out consisted of valuation write-downs of $5.2 million and $96,000, respectively, and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaled $3.0 million and $2.8 million, respectively. No sales were recorded.

For OREO classified as level 2 during the first nine months of 2011 and 2010, transfers out totaled $3.6 million and $3.0 million, respectively, consisting of valuation write-downs of $106,000 and $133,000 and sales of $3.4 million and $2.8 million, respectively, and transfers in consisted of foreclosed loans totaling $3.3 million and $1.4 million, respectively.

For 2011, loans classified as level 3 transfers in totaled $2.6 million for the first nine months, consisting of loans that became impaired and an increase in value on a single impaired loan. For 2011, transfers out consisted of valuation write-downs of $1.2 million and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaling $25.7 million. No sales were recorded.

For OREO classified as level 3 during the first nine months of 2011, transfers out totaled $29.8 million, consisting of valuation write-downs of $1.8 million and sales of $28.1 million, and transfers in consisted of foreclosed loans totaling $28.1 million.

The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$116,885	$116,885	$201,242	$201,242
Securities	635,770	636,214	450,431	450,651
Loans, net	1,180,147	1,211,205	1,224,899	1,260,829
Loans held for sale	6,897	6,897	7,799	7,799
Financial Liabilities
Deposit liabilities	1,661,274	1,666,399	1,637,030	1,647,365
Borrowings	156,562	162,060	112,522	117,659
Subordinated debt	53,610	37,527	53,610	17,200

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2011 and 2010:

Cash and cash equivalents: The carrying amount was used as a reasonable estimate of fair value.

Securities: The fair value of U.S. Treasury and U.S. Government agency, mutual fund and are determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments.

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

Subordinated debt: The fair value of the floating rate subordinated debt is estimated using quoted market prices for similar securities using observable market data.

NOTE E — IMPAIRED LOANS, TROUBLED DEBT RESTRUCTURES AND VALUATION ALLOWANCE FOR LOAN LOSSES

During the third quarter of 2011, the company adopted Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310), which modified guidance for identifying restructurings of receivables that constitute a TDR. As a result of adopting the provisions of ASU 2011-02, the company reassessed all loan modifications that occurred after December 31, 2010 for identification as TDRs. The company did not identify any loans that were previously measured under general allowance for credit losses methodology as TDRs. The company adopted the provisions of the ASU that require impaired loan accounting and reporting for newly identified TDRs as of July 1, 2011. During the first nine months of 2011, the total of newly identified TDRs was $15.9 million, of which $262 thousand were accruing construction and land development loans, $3.2 million were accruing real estate mortgage loans, $9.0 million were accruing commercial real estate loans, $187 thousand were accruing installment loans to individuals and $9 thousand were accruing commercial and financial loans. Loans modified during the three and nine months, but full collection under the modified terms is doubtful, are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

The company’s TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements.

When a loan is modified as a TDR, there is not a direct, material impact on the loans within the Statements of Financial Condition, as principal balances are generally not forgiven.

The following table presents loans that were modified within the nine months preceding September 30, 2011.

(Dollars in thousands) Troubled Debt Restructurings Modified	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Valuation Allowance Recorded
Construction and land development	4	$262	$262	$9
Residential real estate	19	3,220	3,220	79
Commercial real estate	4	8,971	8,971	126
Consumer	4	187	187	30
Commercial and financial	1	9	9	0

Total	32	$12,649	$12,649	$244

During the three months ended September 30, 2011, the total of newly identified TDRs was $1.6 million, of which $881 thousand were accruing real estate mortgage loans and $57 thousand were accruing construction and land development loans.

The following table presents loans that were modified with the three months ended September 30, 2011.

(Dollars in thousands) Troubled Debt Restructurings Modified	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Valuation Allowance Recorded
Construction and land development	1	$57	$57	$4
Residential real estate	5	881	881	46

Total	6	$938	$938	$50

Accruing loans that were restructured within the 12 months preceding September 30, 2011 and defaulted during the nine months ended September 30, 2011 are presented within the table below. The company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status or has been transferred to other real estate owned.

(Dollars in thousands) Troubled Debt Restructurings Defaulted	Number of Contracts	Recorded Investment
Construction and land development	2	$124
Residential real estate	1	220
Commercial real estate	1	744
Commercial and financial	1	8

Total	5	$1,096

At September 30, 2011 and 2010, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	Impaired Loans for the Nine Months Ended September 30, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction & land development	$1,826	$6,640	$—	$2,784	$15
Commercial real estate	18,498	19,189	—	22,062	302
Residential real estate	8,633	13,125	—	8,737	77
Commercial and financial	19	19	—	1,026	2
Consumer	477	505	—	397	2
With an allowance recorded:
Construction & land development	3,575	3,698	288	17,051	108
Commercial real estate	45,503	48,781	4,962	44,690	1,369
Residential real estate	25,976	26,770	3,277	27,148	642
Commercial and financial	103	103	9	172	2
Consumer	797	917	168	754	29
Total:
Construction & land development	5,401	10,338	288	19,835	123
Commercial real estate	64,001	67,970	4,962	66,752	1,671
Residential real estate	34,609	39,895	3,277	35,885	719
Commercial and financial	122	122	9	1,198	4
Consumer	1,274	1,422	168	1,151	31

	$105,407	$119,747	$8,704	$124,821	$2,548

	Impaired Loans for the Nine Months Ended September 30, 2010
(Dollars in thousands)	Recorded Investment	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded	$49,190	$—
With an allowance recorded	84,749	11,618

	$133,939	$11,618	$154,021	$2,489

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At September 30, 2011 and 2010, accruing TDRs totaled $72.8 million and $64.4 million, respectively.

The valuation allowance is included in the allowance for loan losses. The average recorded investment in impaired loans for the nine months ended September 30, 2011 and 2010 was $124,821,000 and $154,021,000, respectively. The impaired loans were measured for impairment based primarily on the value of underlying collateral.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the nine months ended September 30, 2011 and 2010, the Company recorded $2,548,000 and $2,489,000, respectively, in interest income on impaired loans.

The nonaccrual loans and accruing loans past due 90 days or more were $32,627,000 and $29,000, respectively, at September 30, 2011 and were $69,519,000 and $17,000, respectively, at September 30, 2010.

Transactions in the allowance for loan losses for the three months and nine months ended September 30, 2011 are summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2011
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$2,031	$331	$(720)	$190	$(530)	$1,832
Commercial real estate	16,251	(2,686)	(74)	16	(58)	13,507
Residential real estate	11,375	2,527	(2,368)	196	(2,172)	11,730
Commercial and financial	572	(309)	—	131	131	394
Consumer	1,002	137	(213)	12	(201)	938

	$31,231	$—	$(3,375)	$545	$(2,830)	$28,401

	Allowance for Loan Losses for the Nine Months Ended September 30, 2011
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$7,214	$(1,471)	$(4,418)	$507	$(3,911)	$1,832
Commercial real estate	18,563	(3,759)	(1,331)	34	(1,297)	13,507
Residential real estate	10,102	7,205	(5,922)	345	(5,577)	11,730
Commercial and financial	480	(349)	—	263	263	394
Consumer	1,385	(84)	(417)	54	(363)	938

	$37,744	$1,542	$(12,088)	$1,203	$(10,885)	$28,401

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at September 30, 2011 is shown in the table below:

	At September 30, 2011
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$5,401	$288	$42,252	$1,544	$47,653	$1,832
Commercial real estate	64,001	4,962	455,350	8,545	519,351	13,507
Residential real estate	34,609	3,277	501,316	8,453	535,925	11,730
Commercial and financial	122	9	53,412	385	53,534	394
Consumer	1,274	168	50,811	770	52,085	938

	$105,407	$8,704	$1,103,141	$19,697	$1,208,548	$28,401

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

NOTE G: EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At September 30, 2011, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.

NOTE H: SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,197	$29	$—	$4,226
Mortgage-backed securities of U.S Government Sponsored Entities	145,866	2,701	(12)	148,555
Collateralized mortgage obligations of U.S. Government Sponsored Entities	367,293	12,948	—	380,241
Private collateralized mortgage obligations	76,810	387	(2,904)	74,293
Obligations of state and political subdivisions	1,097	61	—	1,158
Other	2,722	—	—	2,722

	$597,985	$16,126	$(2,916)	$611,195

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$13,978	$—	$(107)	$13,871
Private collateralized mortgage obligations	2,139	27	—	2,166
Obligations of state and political subdivisions	7,458	533	(9)	7,982
Other	1,000	—	—	1,000

	$24,575	$560	$(116)	$25,019

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$4,192	$20	$—	$4,212
Mortgage-backed securities of Government Sponsored Entities	120,439	1,218	(1,023)	120,634
Collateralized mortgage obligations of Government Sponsored Entities	212,715	4,101	(1,357)	215,459
Private collateralized mortgage obligations	90,428	1,325	(1,369)	90,384
Obligations of state and political subdivisions	1,638	71	—	1,709
Other	2,742	—	—	2,742

	$432,154	$6,735	$(3,749)	$435,140

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$15,423	$85	$—	$15,508
Private collateralized mortgage obligations	3,540	79	—	3,619
Obligations of state and political subdivisions	7,398	69	(244)	7,223
Other	500	3	—	503

	$26,861	$236	$(244)	$26,853

Proceeds from sales of securities during the nine month period ended September 30, 2011 were $33,555,000, with gross gains of $153,000 and gross losses of $16,000. Proceeds from sales of securities available for sale for the nine month period ended September 30, 2010 were $107,521,000, with gross gains of $3,687,000 and no losses.

Securities with a carrying value of $205,378,000 and $328,554,000 and a fair value of $205,385,000 and $328,648,000 at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for repurchase agreements, United States Treasury deposits, and other public and trust deposits.

The amortized cost and fair value of securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$—	$—	$2,498	$2,500
Due after one year through five years	153	150	1,699	1,726
Due after five years through ten years	2,273	2,393	1,097	1,158
Due after ten years	5,032	5,439	—	—

	7,458	7,982	5,294	5,384
Mortgage-backed securities of Government Sponsored Entities	—	—	145,866	148,555
Collateralized mortgage obligations of Government Sponsored Entities	13,978	13,871	367,293	380,241
Private collateralized mortgage obligations	2,139	2,166	76,810	74,293
No contractual maturity	1,000	1,000	2,722	2,722

	$24,575	$25,019	$597,985	$611,195

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$9,281	$(12)	$—	$—	$9,281	$(12)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	13,871	(107)	—	—	13,871	(107)
Private collateralized mortgage obligations	44,536	(1,760)	18,806	(1,144)	63,342	(2,904)
Obligations of state and political subdivisions	914	(9)	—	—	914	(9)

Total temporarily impaired securities	$68,602	$(1,888)	$18,806	$(1,144)	$87,408	$(3,032)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$61,176	$(1,023)	$—	$—	$61,176	$(1,023)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	42,469	(1,357)	—	—	42,469	(1,357)
Private collateralized mortgage obligations	42,289	(631)	14,214	(738)	56,503	(1,369)
Obligations of state and political subdivisions	4,273	(244)	—	—	4,273	(244)

Total temporarily impaired securities	$150,207	$(3,255)	$14,214	$(738)	$164,421	$(3,993)

The Company owned individual investment securities totaling $87.4 million with aggregate gross unrealized losses at September 30, 2011. Based on a review of each of the securities in the investment securities portfolio at September 30, 2011, the Company concluded that it expected to recover the amortized cost basis of its investment.

Approximately $2.9 million of the unrealized losses at September 30, 2011 pertain to private label securities secured by collateral originated in 2005 and prior with a fair value of $63.3 million and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.

At September 30, 2011, the Company also had $119,000 of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $23.2 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

The unrealized losses on debt securities issued by states and political subdivisions amounted to $9,000 at September 30, 2011. The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase. Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of September 30, 2011, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2011.

Included in other assets was $12.2 million at September 30, 2011 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2011, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $12.2 million of cost method investment securities.

NOTE I: INCOME TAXES

The tax provision for net income for the first nine months of 2011 totaled $1,618,000. An adjustment to the deferred tax valuation allowance was recorded in a like amount. The Company has recorded net deferred tax assets (“DTA”) of $15 million at September 30, 2011. Although realization is not assured, management believes that realization of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASU 740 Income Taxes. Should the economy show improvement and the Company’s credit losses continue to moderate prospectively as the Company continues to generate taxable income, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At September 30, 2011 the Company has approximately $46.2 million in its deferred tax valuation allowance allocated to its deferred tax assets, primarily net operating loss carryforwards.

NOTE J — COMPREHENSIVE INCOME (LOSS)

At September 30, 2011 and 2010, comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income (loss)	$2,648	$(7,638)	$4,119	$(22,998)
Unrealized gains (losses) on securities available for sale (net of tax)	3,245	942	6,388	4,762
Net reclassification adjustment	(149)	(153)	(110)	(1,747)

Comprehensive income (loss)	$5,744	$(6,849)	$10,397	$(19,983)

NOTE K — LOANS

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2011:

(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction and land development	$34	$289	$—	$2,258	$45,072	$47,653
Commercial real estate	1,095	—	—	16,490	501,766	519,351
Residential real estate	2,888	2,089	26	13,049	517,873	535,925
Commerical and financial	90	—	—	19	53,425	53,534
Consumer	293	57	3	811	50,572	51,736
Other	—	—	—	—	349	349

Total	$4,400	$2,435	$29	$32,627	$1,169,057	$1,208,548

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

Loans not meeting the criteria above are considered to be pass-rated loans. The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2011:

	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
(Dollars in thousands)
Pass	$41,238	$386,004	$494,132	$51,677	$49,839	$1,022,890
Special mention	936	62,986	6,841	1,553	589	72,905
Substandard	78	6,360	369	182	386	7,375
Doubtful	—	—	—	—	—	—
Nonaccrual	2,258	16,490	13,049	19	811	32,627
Troubled debt restructures	3,143	47,511	21,534	103	460	72,751

	$47,653	$519,351	$535,925	$53,534	$52,085	$1,208,548

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2011

The following discussion and analysis is part of Seacoast’s Quarterly Report on Form 10-Q to the SEC and updates Seacoast’s Form 10-K for the year ended December 31, 2010, which was previously filed with the SEC. This financial information is presented to aid in understanding Seacoast’s financial position and results of operations and should be read together with the financial information contained in the Form 10-K. The emphasis of this discussion will be on the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 for the statement of operations. For the balance sheet, the emphasis of this discussion will be the balances as of September 30, 2011 compared to December 31, 2010.

This discussion and analysis contains statements that may be considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. See pages 4 through 6 for additional information regarding forward-looking statements.

EARNINGS OVERVIEW

The years prior to 2011 have been difficult for the U.S. economy and for the financial services industry generally. Higher credit costs, primarily the result of loan portfolio pressure stemming from ongoing deterioration in real estate values, as well as increasing unemployment and other factors, negatively impacted the Company’s earnings. Property value declines, which began in late 2007, continued through 2010 in most of our markets. While the Company did not have material exposure to many of the issues that originally plagued the industry (e.g., sub-prime loans, structured investment vehicles and collateralized debt obligations), the Company’s exposure to construction and land development and the residential housing sector pressured its loan portfolio, resulting in increased credit costs and foreclosed asset expenses. As the economic downturn continued, consumer confidence and weak economic conditions began to impact areas of the economy outside of the housing sector and restrained new loan demand from credit worthy borrowers. Throughout this difficult operating environment, the Company has been proactively positioning its business for growth in the future by aggressively focusing on improving credit quality, de-risking the overall loan portfolio, disposing of problem assets, and focusing on growing core deposits.

As a result of these efforts, the Company reported net income of $358,000, $1,113,000 and $2,648,000 for the first, second and third quarters of 2011, its first profits since the first quarter of 2008. Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for the third quarter of 2011 totaled $1,711,000 or $0.02 per average common diluted share, a significant improvement when compared to a gain of $176,000 or $0.00 per average share diluted for the second quarter of 2011, and losses for the first quarter of 2011 of $579,000 or $0.01 per average share diluted, and 2010 for the fourth, third, second and first quarters of $11,142,000 or $0.12 per average common diluted share, $8,575,000 or $0.09 per average common diluted share, $14,733,000 or $0.25 per average common diluted share, and $2,501,000 or $0.04 per average common diluted share, respectively. The better performance for the first nine months of 2011 reflects lower credit costs (including lower provisioning for loan losses), and reflects our determination in tackling risk exposures over that past couple years while planning for growth prospectively.

The net interest margin increased 8 basis points during the third quarter of 2011 from the second quarter of 2011, and was improved by 9 basis points from the third quarter of 2010’s margin. Higher cash liquidity, and lower loan and investment security yields have been largely offset by improved loan quality and a larger investment securities portfolio. The Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates. The Company has improved its acquisition, retention and mix of deposits and this has resulted in lower funding costs and improved profitability. The average cost of interest bearing liabilities was 0.87 percent for the third quarter of 2011, compared to 0.95 percent for the second quarter of 2011, and was 22 basis points lower compared to the third quarter of 2010. Loans as a percentage of average earning assets declined and securities increased during the quarter, compared to the second quarter of 2011 and third quarter of 2010. The yield on earning assets increased by one basis point during the third quarter of 2011, compared to the second quarter of 2011, and was 10 basis points lower than for the third quarter of 2010. Loan demand has been better during the first nine months of 2011 with improved loan production but is expected to continue to be challenging, and may impede further improvement to the yield on earning assets. Prospectively, our focus will be on continuing to improve our deposit mix and adding to our loan balances to offset potential lower yields over the next year.

Noninterest income (excluding securities gains) totaled $4.2 million, $4.5 million and $4.7 million for the first, second and third quarters of 2011, respectively, compared to $4.2 million, $4.3 million and $4.5 million for the first, second and third quarters of 2010. Improved stability in home prices and greater transaction volumes in the second and third quarters of 2011 resulted in higher income from residential real estate production, up $114,000 for the second quarter of 2011 from first quarter 2011’s result and up $47,000 for the third quarter of 2011 from second quarter 2011’s result. Revenue from wealth management services was $56,000 higher and service charges on deposits were $164,000 higher when compared to third quarter 2010 as were improved results in interchange income, greater by $159,000 for the third quarter of 2011. Consumer activity and spending has improved, affected by economic conditions getting better and directly affecting many of the Company’s fee-based business activities. Service charges and fees derived from customer relationships increased as a result of more accounts and households as a result of the retail deposit growth strategy. Overdraft fees related to check card payments beginning in the third quarter of 2010 were impacted by a requirement that customers elect to opt in for overdraft protection to be available for these types of payments, but the negative impacts were mostly offset by increased fees as a result of the growth in new deposit account households.

Noninterest expenses decreased by $10,000 versus second quarter 2011’s result and were $912,000 lower when compared to the third quarter of 2010. Expenses associated with other real estate owned and asset dispositions were slightly lower compared to reduced levels for the first and second quarters of 2011, and were lower by $51,000 compared to the prior year’s third quarter. Overhead related to salaries and wages, the largest component of overall overhead, was higher for the third quarter of 2011, increasing $271,000 or 4.1 percent from the third quarter of 2010. While base salaries increased $145,000 or 2.3 percent, a larger portion of the rise in salaries and wages was related to commissions and incentives for revenue production, up $332,000 or 74.5 percent and partially offset by higher deferred costs (for loan production) of $156,000. Overall, we do not anticipate core operating expenses will increase significantly as we look forward over the next quarter and into 2012.

Lower provisioning for loan losses for the first and second quarters of 2011 of $0.6 million and $0.9 million, respectively, and no provisioning for the third quarter of 2011, compared to provisioning of $4.0 million, $8.9 million, $16.8 million and $2.1 million for the fourth, third, second and first quarters of 2010, respectively. Provisions for loans losses were much higher during 2009 and 2010 as a result of higher net charge-offs and the Company increasing its allowance for loan losses to loans outstanding ratio to over 3 percent during these years. The allowance for loan losses to loans outstanding ratio at September 30, 2011 was 2.35 percent. Credit issues are not expected to have as significant an impact on earnings prospectively.

Management considers the current level of allowance for credit losses appropriate to absorb losses inherent in the loan portfolio and unfunded commitments. Management’s determination of the appropriateness of the allowance for credit losses, which is based on the factors and risk identification procedures, requires the use of judgments and estimations that may change in the future. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance for credit losses to be increased or decreased in future periods. In addition, bank regulatory agencies, as part of their examination process, may require changes in the level of the allowance based on their judgments and estimates.

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

Allowance and Provision for Loan Losses

The information contained on pages 31-33 and 40-50 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale

At September 30, 2011, outstanding securities designated as available for sale totaled $611,195,000. The fair value of the available for sale portfolio at September 30, 2011 was more than historical amortized cost, producing net unrealized gains of $13,210,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2011 and 2010. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings currently is investment grade. Any securities rated below investment grade are tested for other than temporary impairment, or “OTTI”. As of September 30, 2011, the Company’s investment securities, except for approximately $8.6 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $533.0 million, or 87 percent of the total available for sale portfolio. The remainder of the portfolio primarily consists of private label securities secured by collateral originated in 2005 or prior with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.

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

The Company also holds stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $5.8 million as of September 30, 2011, $0.6 million lower than at year-end 2010. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at September 30, 2011 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At September 30, 2011, the Company had net deferred tax assets (“DTA”) of $15.0 million. Although realization is not assured, management believes that realization of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASU 740 income taxes.

As a result of the losses incurred in 2008, 2009, and 2010 the Company was and is in a three-year cumulative pretax loss position. The Company has recorded deferred tax valuation allowances for its net operating loss carryforwards totaling approximately $46.2 million at September 30, 2011. Should the economy show signs of improvement and our credit costs continue to moderate, management anticipates that increased reliance on its forecast of future taxable earnings would result in lower valuation allowances. It is management’s opinion that Seacoast National’s future taxable income will ultimately allow for the recovery of the NOL, and the realization of its deferred tax assets.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for those claims. At September 30, 2011 and 2010, the Company had no significant accruals for contingent liabilities.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2011 totaled $16,925,000, increasing from 2011’s second quarter by $329,000 or 2.0 percent, and higher than third quarter 2010’s result by $393,000 or 2.4 percent. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
Third quarter 2010	$16,532	3.35%
Fourth quarter 2010	16,379	3.42
First quarter 2011	16,518	3.48
Second quarter 2011	16,596	3.36
Third quarter 2011	16,925	3.44

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

	Third Quarter 2011	Second Quarter 2011	First Quarter 2011	Fourth Quarter 2010	Third Quarter 2010
	(Dollars in thousands)
Non-taxable interest income	$109	$109	$119	$112	$138
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,925	$16,596	$16,518	$16,379	$16,532
Total net interest income (not TE)	16,868	16,541	16,456	16,321	16,461
Net interest margin (TE)	3.44%	3.36%	3.48%	3.42%	3.35%
Net interest margin (not TE)	3.43	3.35	3.47	3.41	3.33

Net interest income and net interest margin (on a tax equivalent basis) have stabilized despite the challenging lending environment and the reduction of interest due to nonaccrual loans. Net interest margin on a tax equivalent basis increased 8 basis points to 3.44 percent for the third quarter of 2011 compared to the second quarter of 2011, and was 9 basis points higher year over year. The level of nonaccrual loans and changes in the earning assets mix have been the primary forces that have adversely affected net interest income and net interest margin when comparing results for 2011 and 2010 to 2009 and prior periods.

The earning asset mix changed year over year impacting net interest income. For the third quarter of 2011, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.3 percent, compared to 65.9 percent a year ago. Average securities as a percent of average earning assets increased from 20.8 percent a year ago to 32.2 percent during the third quarter of 2011 and interest bearing deposits and other investments decreased to 6.5 percent in 2011 from 13.3 percent in 2010. In addition to decreasing average total loans as a percentage of earning assets, the mix of loans changed, with volumes related to commercial real estate representing 44.9 percent of total loans at September 30, 2011 (compared to 47.8 percent at September 30, 2010). This reflects our reduced exposure to commercial construction and land development loans on residential and commercial properties, which declined by $9.4 million and $24.6 million, respectively, from September 30, 2010 to September 30, 2011. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 46.4 percent of total loans at September 30, 2011 (versus 43.8 percent a year ago) (see “Loan Portfolio”).

The yield on earning assets for the third quarter of 2011 was 4.13 percent, 10 basis points lower than for 2010 in the third quarter, a reflection of the lower interest rate environment and earning asset mix. The Federal Reserve has indicated its intent to continue rates at their historical lows for an extended period. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010
Yield	4.13%	4.12%	4.26%	4.24%	4.23%

The yield on loans decreased 20 basis points to 5.09 percent over the last twelve months with nonaccrual loans totaling $32.6 million or 2.7 percent of total loans at September 30, 2011 (versus $69.5 million or 5.5 percent of total loans a year ago), improving the yield on our loan portfolio. The yield on investment securities was lower, decreasing 31 basis points year over year to 3.06 percent for the third quarter of 2011, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. This compares to dilution in yield of 56 basis points and 35 basis points during the first and second quarters of 2011 year over year. Interest bearing deposits and other investments yielded 0.54 percent for the third quarter of 2011, above third quarter 2010’s yield of 0.39 percent. The Company has over $75 million of cash liquidity it can invest in securities or loans at higher yields when management deems it appropriate. Although we are seeing heightened competition among lenders in the Company’s markets for quality borrowers, particularly pricing pressure from the larger banks, our focus remains on offsetting pricing pressures with deposit product offerings and other fee opportunities on the entire relationship.

Average earning assets for the third quarter of 2011 decreased $6.8 million or 0.3 percent compared to 2010’s third quarter average balance. Average loan balances decreased $94.2 million or 7.3 percent to $1,197.7 million, while average investment securities were $219.8 million or 53.8 percent higher totaling $628.2 million and average interest bearing deposits and other investments decreased $132.4 million or 51.0 percent to $127.1 million. The decline in average earning assets is consistent with reduced funding as a result of a planned reduction in brokered deposits (only $5.3 million remain outstanding at September 30, 2011) and certificates of deposit (principally single service deposit customers).

Commercial and commercial real estate loan production for the first nine months of 2011 totaled approximately $44 million, compared to production for all of 2010 and 2009 of $10 million and $14 million, respectively. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Period-end total loans outstanding have declined by $54.8 million or 4.3 percent since September 30, 2010. In comparison, the decline in loans was more severe a year ago, decreasing by $241.2 million or 16.0 percent at September 30, 2010 year over year. Economic conditions in the markets the Company serves have continued to be challenging, but possibly to a lessened degree if the consensus opinion that conditions will improve in 2011 and 2012 is realized. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. At September 30, 2011 the Company’s total commercial and commercial real estate loan pipeline was $46 million, versus $28 million at December 31, 2010 and $32 million at September 30, 2010.

A total of 14 applications were received seeking restructured residential mortgages during the third quarter of 2011, compared to 17 and 20 applications during the first and second quarters of 2011 and 37, 28, 15 and 21 in the first, second, third and fourth quarters of 2010, respectively. The Company continues to lend, and we have expanded our residential mortgage loan originations and seek to expand loans to small businesses in 2011. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend prudently to creditworthy borrowers are expected to remain a challenge.

Closed residential mortgage loan production for the first, second and third quarters of 2011 totaled $32 million, $50 million and $53 million, respectively, of which $13 million, $18 million and $17 million was sold servicing released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2010 totaled $33 million, $33 million, $38 million and $49 million, respectively, of which $17 million, $26 million, $29 million and $28 million was sold servicing-released, respectively. Applications for residential mortgages totaled $80 million, $67 million and $86 million, respectively, during the first, second and third quarters of 2011, compared to $52 million, $55 million and $79 million during the same periods in 2010, and $244 million for all of 2010. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft during 2011. While the slowdown in foreclosure activity by some of the Company’s larger competitors has had a favorable impact on housing inventory in the Company’s markets, and that has been the result of improved sales activity, property valuations continue to remain under pressure. Rents for housing have been running 15-20 percent greater than the cost to own, depending on the Florida market you look at, which may portend better stability and pricing and continued growth, hopefully enough that any additional foreclosure activity in our markets can be absorbed. Our expectation is that it will likely take a couple more years for the residential market in Florida to completely stabilize.

During the first and second quarters of 2011 there were no securities gains or losses. During the third quarter, proceeds from securities sales summed to $31.4 million, with net gains of $137,000 realized. In comparison, during the first, second third quarters of 2010, proceeds from the sale of mortgage backed securities totaling $59.2 million, $27.9 million and $20.5 million, respectively, resulted in securities gains of $2,100,000, $1,377,000 and $210,000, respectively. It believed these securities have minimal opportunity to further increase in value. Purchases in 2011 and 2010 have been conducted principally to reinvest funds from maturities and loan principal repayments, as well as to reinvest excess funds (an interest bearing deposit) at the Federal Reserve Bank and proceeds from sales. During the first nine months of 2011, maturities (principally pay-downs) totaled $90.9 million and securities portfolio purchases totaled $289.5 million. In comparison, 2010 maturities for the nine month period totaled $99.5 million and securities portfolio purchases totaled $238.4 million.

The cost of average interest-bearing liabilities in the third quarter of 2011 decreased 8 basis points to 0.87 percent from second quarter 2011 and was 22 basis points lower than for the third quarter of 2010, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010
Rate	0.87%	0.95%	0.98%	1.01%	1.09%

For the first nine months of 2011, the Company’s retail core deposit focus continues to produce strong growth in core deposit customer relationships when compared to prior year results. The improved deposit mix and lower rates paid on interest bearing deposits during 2011 (and last several quarters) reduced the overall cost of total deposits to 0.65 percent for the third quarter of 2011, 19 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 62.2 percent of total average interest bearing deposits for the third quarter of 2011, an improvement compared to the average of 60.6 percent a year ago. The average rate for lower cost interest bearing deposits for the third quarter of 2011 was 0.29 percent, down by 11 basis points from 2010’s rate for the same period. Certificate of deposit (“CD”) rates paid were also lower during the third quarter of 2011, averaging 1.66 percent, a 28 basis point decrease compared to 2010’s third quarter result. Average CDs (the highest cost component of interest bearing deposits) were 37.8 percent of interest bearing deposits for 2011’s third quarter, compared to 39.4 percent a year ago.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $24.2 million to $99.3 million or 32.3 percent from the third quarter of 2010. Public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year, with balances typically peaking during the fourth and first quarters each year. During 2011 and 2010, no federal funds purchased were utilized. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310 as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450. For the first and second quarters of 2011 a lower provisioning for loan losses of $0.6 million and $0.9 million, respectively, was recorded, and no provisioning was recorded for the third quarter of 2011, a substantial improvement over provisioning in 2010 for the first, second, third and fourth quarters of $2.1 million, $16.7 million, $8.9 million and $4.0 million, respectively. The net charge-offs for the first, second and third quarters of 2011 totaled $4.0 million, $4.0 million and $2.8 million for each quarter, respectively, compared to net charge-offs for the first, second, third and fourth quarters of 2010 of $3.5 million, $20.2 million, $10.7 million and $4.7 million, respectively. Net charge-offs represented 1.19 percent of average total loans for the first nine months of 2011, versus 2.95 percent of average total loans for all of 2010. Delinquency trends show continued stability (see “Nonperforming Assets”).

Note E to the financial statements (titled “Impaired Loans, Troubled Debt Restructures and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses for the first nine months of 2011 and 2010.

The Company’s commercial construction and land development loans for residential properties have been reduced to $11.9 million or 1.0 percent of total loans at September 30, 2011 (see “Loan Portfolio”), down from approximately $21.3 million or 1.7 percent of total loans at September 30, 2010. Total commercial real estate (“CRE”) loans have declined 10.2 percent from $603.6 million at September 30, 2010 to $542.1 million at September 30, 2011. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding (as defined in the guidance) represented 180 percent of total risk based capital at September 30, 2011.

The Company has also reduced its concentrations of large individual loan relationships over the periods compared, which the Company believes has reduced overall risk in its loan portfolio. The following table details the Company’s reduced exposure to large commercial construction and land development loans for residential properties, with no outstanding loans in this portfolio with balances of $4 million or more at September 30, 2011. Of the remaining $11.9 million in commercial construction and land development loans for residential properties with balances of less than $4 million, $1.2 million or 10 percent are classified as nonperforming.

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

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing loans for home improvements with maturities of 10 to 15 years) totaled $63.6 million and home equity lines totaled $55.1 million at September 30, 2011, compared to $74.4 million and $58.5 million at September 30, 2010. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines greater than 80 percent of value or used credit scoring solely as the underwriting criteria. Therefore this portfolio of loans, primarily to customers with other relationships to Seacoast National, has performed better than portfolios of our peers. Net charge-offs for the nine months ended September 30, 2011 totaled $399,000 for home equity lines, compared to $1,694,000 for all of 2010, and home equity lines past due 90 days or more and nonaccrual lines (aggregated) were $551,000 and $1,419,000 at September 30, 2011 and 2010, respectively.

Congress and bank regulators have encouraged recipients of Troubled Asset Relief Program (“TARP”) capital to use such capital to make more loans. In that respect, the Company has successfully increased its residential mortgage production in 2011 and 2010. A total of 989 applications were taken during 2011 with an aggregate value of $233 million with $135 million in loans closed, compared to 1,168 applications taken for all of 2010 with an aggregate value of $244 million and $152 million in loans closed. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, however demand for new home construction is expected to remain soft.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $4,706,000 for the third quarter of 2011, $174,000 or 3.8 percent higher than for 2010’s third quarter and $159,000 or 3.5 percent higher than the second quarter 2011. Noninterest income accounted for 21.8 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the third quarter of 2011, compared to 21.6 percent a year ago.

Noninterest income for the second and third quarters of 2011, and the third quarter of 2010, is detailed as follows:

	3rd Qtr 2011	2nd Qtr 2011	3rd Qtr 2010
(Dollars in thousands)
Service charges on deposits	$1,675	$1,546	$1,511
Trust income	541	517	500
Mortgage banking fees	556	509	654
Brokerage commissions and fees	321	223	306
Marine finance fees	229	349	330
Interchange income	969	995	810
Other deposit-based EFT fees	71	79	71
Other income	344	329	350

Total	$4,706	$4,547	$4,532

For the third quarter of 2011, revenues from the Company’s wealth management services businesses (trust and brokerage) increased year over year, by $56,000 or 6.9 percent, and were higher than the second quarter of 2011 by $122,000 or 16.5 percent. Included in the $56,000 increase, trust revenue was higher by $41,000 or 8.2 percent and brokerage commissions and fees were higher by $15,000 or 4.9 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. It is expected that fees from wealth management will continue to improve as the economy and stock market improve. Higher inter vivos trust, estate and agency trust fees were the primary cause for the higher trust income versus a year ago, as these increased $12,000, $11,000 and $23,000, respectively. Included in the $15,000 overall growth in brokerage commissions and fees for third quarter 2011 was an increase of $35,000 in annuity income, partially offset by a decrease of 21,000 in aggregate brokerage and mutual fund commissions. For the nine months ended September 30, 2011, income from the Company’s wealth management services was $129,000 or 5.6 percent higher compared to 2010.

Service charges on deposits for the third quarter of 2011 were $164,000 or 10.9 percent higher year over year versus 2010’s third quarter result, and were $129,000 or 8.3 percent higher when compared to second quarter 2011. Overdraft fees represented approximately 77 percent of total service charges on deposits for the third quarter of 2011, slightly above the average of 76 percent for all of 2010 and the third quarter of 2010. We are pleased with this result considering all financial institutions adopted procedures beginning on July 1, 2010, which were expected to have a negative impact on overdraft fee income. Remaining service charges on deposits increased $18,000 or 5.0 percent to $378,000. Service charges on deposits increased each quarter throughout 2010 and for the first nine months of 2011 year over year, reflecting the growth in core deposit households over the last couple years. Year-to-date service charges on deposits for 2011 increased $328,000 or 7.8 percent year over year to $4,663,000.

For the third quarter of 2011, fees from the non-recourse sale of marine loans originated by our Seacoast Marine Division of Seacoast National decreased $101,000 or 30.6 percent compared to third quarter 2010, and compared to second quarter 2011 were $120,000 or 34.4 percent lower. The Seacoast Marine Division originated $23 million, $21 million and $18 million in loans during the first, second and third quarters of 2011, respectively, compared to $25 million, $17 million, $17 million and $20 million in loans during the first, second, third and fourth quarters of 2010 (a total of $79 million for 2010), respectively. Of the loans originated during the first, second and third quarters of 2011, and first, second, third and fourth quarters of 2010, $18 million, $19 million, $10 million, $20 million, $17 million, $17 million and $20 million were sold (75.8 percent of production for 2011 and 93.7 percent of production for all of 2010). Approximately $5 million, $2 million and $8 million of 2011’s first, second and third quarter’s marine loan production, respectively, was placed in our loan portfolio, thereby reducing the percentage of production sold during 2011. Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past couple years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For third quarter 2011, interchange income increased $159,000 or 19.6 percent from third quarter 2010, but was $26,000 or 2.6 percent lower than second quarter 2011. Other deposit-based electronic funds transfer (“EFT”) income was the same as third quarter 2010 totaling $71,000 and compared to second quarter 2011, was $8,000 or 10.1 percent lower. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. At present, the Dodd-Frank regulation is not expected to impact this source of fee revenue for Seacoast National materially, but is expected to significantly reduce fees collected by larger financial institutions that may in turn affect Seacoast National unfavorably as markets adjust to this legislative change.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the third quarter of 2011 decreased $98,000 or 15.0 percent from third quarter 2010, but were $47,000 or 9.2 percent higher than second quarter 2011. A seasonal slowing on home purchase transactions in early 2011 transitioned during the second and third quarters of 2011, with more customer activity related to mortgage lending as a result of mortgage interest rates declining further. Mortgage banking revenue as a component of overall noninterest income was 10.8 percent for the first nine months of 2011, compared to 11.0 percent for all of 2010. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of new and used home sales. We are beginning to see some signs of stability for residential real estate sales and activity in our markets, with transactions increasing, prices firming and affordability improving. The Company had more mortgage loan origination opportunities in markets it serves during 2010 and this is expected to continue during 2011. The Company increased production in 2010 and 2011 by increasing its market share and the Company was the number one originator in its Martin, St. Lucie and Indian River counties of home purchase mortgages. The Company has only had to repurchase two sold mortgage loans and believes that its processes and controls make it unlikely that it has any material exposure in the future. For the first nine months of 2011, mortgage banking income was $79,000 or 5.1 percent lower than a year ago.

Other income for third quarter 2011 decreased $6,000 or 1.7 percent compared to the third quarter a year ago, and from second quarter 2011 was $15,000 or 4.6 percent higher. Included in the decline for 2011 compared to third quarter 2010, merchant income (net) was $35,000 lower and the primary cause.

NONINTEREST EXPENSES

The Company’s overhead ratio has typically been in the low 60’s in years prior to the recession. Lower earnings and increased cyclically sensitive expenses in 2010, 2009, and 2008 resulted in this ratio increasing to 104.6 percent, 86.9 percent and 77.8 percent, respectively. For the first nine months of 2011, the overhead ratio was 90.3 percent. When compared to third quarter 2010, total noninterest expenses for third quarter 2011 decreased by $912,000 or 4.6 percent to $19,063,000, and when compared to second quarter 2011, expenses were lower by $10,000. The primary cause for the decrease in 2011 over 2010 was lower legal and professional fees, down by $995,000 versus third quarter a year ago. For the first nine months ended September 30, 2011, noninterest expenses were $4,015,000 or 6.5 percent lower versus a year ago, totaling $57,803,000.

Noninterest expenses for the third quarter of 2011 have been in line with our expectations. Salaries, wages and benefits combined totaled $8,293,000, higher by $295,000 or 3.7 percent than the same quarter in 2010. Executive cash incentive compensation has not been accrued in 2011, nor was any paid in 2010, 2009 or 2008.

Salaries and wages for the third quarter of 2011 increased $271,000 or 4.1 percent to $6,902,000 when compared to the prior year’s third quarter, and employee benefit costs were slightly higher, by $24,000 or 1.8 percent to total $1,391,000. Salary and wages were $368,000 higher compared to second quarter of 2011. Commission and incentive payments on revenues generated from wealth management and lending production were higher for 2011, up by $332,000 or 74.4 percent compared to third quarter 2010, but were partially offset by deferred origination costs on loan production that were $156,000 or 55.5 percent higher year over year, reflecting improved loan production. Base salaries for the third quarter 2011 were $145,000 or 2.3 percent higher year over year compared to third quarter 2010, with 426 full time equivalent employees (“FTE’s”) employed at September 30, 2011. Severance, overtime and temporary services (in aggregate) during the third quarter 2011 were $51,000 lower than in the third quarter a year ago.

The Company recognized a nominal change in claims experience during the third quarter of 2011 for its self-funded health care plan compared to third quarter 2010, with a decrease of $1,000 in expenditures. Also reduced, 401K costs were $6,000 lower for third quarter 2011 versus a year ago. More than offsetting, payroll taxes and unemployment compensation costs were $27,000 and $4,000 higher, respectively, year over year for the third quarter of 2011. For 2011, the state of Florida increased unemployment compensation rates to replenish funding pools for disbursements. Employee benefit costs were $136,000 or 3.0 percent lower for the first nine months of 2011 compared to a year ago. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that no immediate or material financial statement impacts are apparent.

Outsourced data processing costs totaled $1,685,000 for the third quarter of 2011, an increase of $182,000 or 12.1 percent from third quarter a year ago, and year-to-date outsourced data processing costs for 2011 increased $421,000 or 9.4 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. Core data processing, software licensing, interchange processing, and other electronic funds transfer related costs were $92,000, $32,000, $36,000 and $34,000 higher for third quarter 2011, versus a year ago for the third quarter. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, decreased by $97,000 or 25.3 percent to $286,000 for the third quarter of 2011 when compared to third quarter 2010, and for the nine months ended September 30, 2011 were $290,000 or 24.5 percent lower than a year ago. Improved systems and monitoring of services utilized as well as reducing the number telephone lines has reduced our communication costs, and these costs should continue to be lower prospectively.

Total occupancy, furniture and equipment expenses for the third quarter of 2011 nominally declined year over year (by $1,000) to $2,522,000, versus third quarter 2010. For the nine months ended September 30, 2011, these costs were $28,000 or 0.4 percent higher. Included in the third quarter of 2011 were maintenance, repair and upkeep costs that increased $39,000 from a year ago, lease payments for bank premises that were higher by $28,000 and rental income (a contra-expense item) that was $29,000 less for the third quarter of 2011. More than offsetting, depreciation and real estate taxes on bank owned property were lower, declining $80,000 and $26,000, respectively.

For the third quarter of 2011, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $26,000 or 4.5 percent to $551,000 when compared to the third quarter of 2010. Year-to-date for 2011, marketing expense is $176,000 or 8.2 percent lower than a year ago. Marketing expenses for 2011 and 2010 reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Agency fees, direct mail activities, donations (and sponsorships), and business meals and entertainment were ramped up the most during the third quarter of 2011, increasing $22,000, $18,000, $46,000 and $27,000, respectively, year over year. More than offsetting, media costs (newspaper, television, and radio advertising), sales promotions, and production (and printing) costs declined during the third quarter of 2011 versus a year ago, by $67,000, $13,000 and $60,000, respectively.

Legal and professional fees were significantly lower year over year for the third quarter, decreasing by $995,000 or 39.9 percent to $1,496,000 for the third quarter of 2011, compared to a year ago, and were $1,356,000 or 21.9 percent lower for the first nine months of 2011 compared to 2010. Regulatory examination fees and CPA fees on an aggregate basis were $32,000 higher for the third quarter of 2011 than a year ago. More than offsetting, legal fees were $492,000 lower for the third quarter of 2011 year over year, primarily for costs related to problem assets, principally OREO. Also, professional fees were $535,000 lower for 2011 versus third quarter 2010’s expenditures, reflecting higher costs for strategic planning and risk management assistance in 2010. The Company uses the consulting services of a former bank regulator who also serves as a director of Seacoast National to assist it with its compliance with the bank’s formal agreement with the OCC and regulatory examinations. For the nine months ended September 30, 2011, Seacoast National paid $175,000 for these services, compared to $460,000 in the first nine months of 2010.

The FDIC assessment for the first, second and third quarters of 2011 totaled $959,000, $688,000, and $687,000, respectively, compared to first, second, third and fourth quarter 2010’s assessments of $1,006,000, $1,039,000, $966,000 and $947,000, respectively. The FDIC mandated the prepayment of assessments for three years plus fourth quarter 2009’s assessment on December 30, 2009. The amount of the prepayment totaled $14.8 million. As of April 1, 2011, the FDIC’s calculation of assessments changed, utilizing total assets less Tier 1 risk-based capital as a base for calculation, versus average total deposits. Applicable premium rates have been adjusted for the change in the base, with specific adjusting risk factors deemed important by the FDIC utilized in the determination of applicable premium rates. Assessments under the FDIC’s new methodology were $279,000 lower compared to the third quarter a year ago, and should compare favorably to prior year assessments prospectively. Still, the Company remains exposed to higher FDIC insurance costs, with assessment rates possibly increasing depending on the severity of bank failures and their impact on the FDIC’s Deposit Insurance Fund.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $1,535,000, $1,583,000 and $1,385,000 for the first, second and third quarters of 2011, compared to $4,073,000, $415,000, $1,436,000 and $9,885,000 for the first, second, third and fourth quarters of 2010, respectively. These costs were more moderate during the second and third quarters of 2010 as well. Of the $4,503,000 total for 2011 year-to-date, assets disposition costs summed to $2,006,000 and net losses on OREO and repossessed assets totaled $2,497,000.

Other noninterest expenses increased $60,000 or 2.9 percent to $2,158,000 for the third quarter of 2011 compared to the same period a year ago. Decreasing year over year from 2010’s third quarter were stationery and supplies costs (down $19,000), directors fees (down $19,000), postage and courier costs (down $14,000) and employee placement and recruiting costs (down $75,000, including headhunter fees). Higher year over year were check printing costs (up $24,000, due to higher transaction account volumes), charge-offs related to robbery and customer fraud (up $30,000), education related costs (up $28,000), appraisal fees (up $16,000), mileage reimbursement and other related travel costs (up $36,000), filing and licensing fees (up $21,000, primarily for brokers), and employee relations (up $16,000). Other noninterest expenses for the nine month period ended September 30, 2011 were $526,000 or 7.7 percent lower than in 2010 for the same period. One-time cash settlements for a branch lease and to a client of Seacoast National’s brokerage subsidiary (each for $150,000) recorded during the first quarter of 2010, combined with the reversal of $184,000 during the second quarter of 2011 for a favorable outcome on a brokerage settlement, accounted for $484,000 of the decrease from last year for the first nine months.

INCOME TAXES

The provision for the income taxes (benefits) for the first, second and third quarters of 2011 totaled $0.2 million, $0.4 million and 1.0 million, respectively, and the benefit for the net loss for the first, second, third and fourth quarters of 2010 totaled $(0.6) million, $(5.3) million, $(2.8) million and $(3.9) million, respectively. The deferred tax valuation allowance was decreased or increased by a like amount, and therefore there was no change in the carrying value of deferred tax assets. (see “Critical Accounting Estimates – Deferred Tax Assets”).

CAPITAL RESOURCES

The Company’s equity capital at September 30, 2011 totaled $170.8 million and the ratio of shareholders’ equity to period end total assets was 8.33 percent, compared with 8.92 percent at September 30, 2010, and 8.25 percent at December 31, 2010. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s performance. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

The Company’s capital position remains strong, with a total risk-based capital ratio of 18.68 percent at September 30, 2011, higher than September 30, 2010’s ratio of 18.38 percent and higher than 17.84 percent at December 31, 2010.

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

Beginning in the third quarter of 2008, we reduced the dividend on our common stock to $0.01 per share and, as of May 19, 2009, we suspended the payment of dividends. On May 19, 2009, our board of directors decided to suspend regular quarterly cash dividends on our outstanding common stock and Series A Preferred Stock pursuant to a request from the Federal Reserve as a result of recently adopted Federal Reserve policies related to dividends and other distributions. The Company also suspended the payment of dividends on its trust preferred securities.

On August 15, 2011, the Federal Reserve lifted its restriction regarding dividend payments on the Series A Preferred Stock and deferred interest payments on our trust preferred securities. A payment for the Series A Preferred Stock of $6,614,000 and interest payments on the trust preferred securities aggregating to $2,675,000 were remitted during the third quarter of 2011, bringing the Company’s payment obligation current.

At September 30, 2011, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast (Consolidated)	Seacoast National	Minimum to be Well Capitalized*
September 30, 2011:
Tier 1 capital ratio	17.42%	16.45%	6%
Total risk-based capital ratio	18.68%	17.71%	10%
Tier 1 leverage ratio	10.32%	9.73%	5%

*	For subsidiary bank only

FINANCIAL CONDITION

Total assets grew $36,632,000 or 1.8 percent from September 30, 2010 to $2,051,037,000 at September 30, 2011.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,208,548,000 at September 30, 2011, $54,798,000 or 4.3 percent less than at September 30, 2010, and $32,060,000 or 2.5 percent less than at December 31, 2010. The following table details loan portfolio composition at September 30, 2011, December 31, 2010 and September 30, 2010:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Construction & land development	$47,653	$79,306	$92,149
Commercial real estate	519,351	543,603	546,917
Residential real estate	535,925	516,994	517,822
Commercial and financial	53,534	48,825	53,982
Consumer	51,736	51,602	52,192
Other loans	349	278	284

Total	$1,208,548	$1,240,608	$1,263,346

As shown in the loan table above, construction and land development loans declined $44.5 million or 48.3 percent to $47.7 million from September 30, 2010. The primary cause for the decrease in construction and land development loans was a reduction in commercial construction and land development loans for residential and commercial properties of $9.4 million or 44.1 percent and $24.6 million or 69.5 percent, respectively. Total outstanding balances for these portfolios have been reduced to $11.9 million and $10.8 million, respectively, at September 30, 2011. Construction and land development loans to individuals for personal residences included in total construction and land development loans were lower as well, declining $10.4 million or 29.4 percent to $25.0 million at September 30, 2011.

Also declining were home equity mortgages and home equity lines, declining $10.8 million or 14.5 percent and $3.3 million or 5.7 percent, respectively, and totaling $63.6 million and $55.1 million at September 30, 2011. Adjustable and fixed rate residential real estate mortgages were higher year over year, by $23.5 million or 7.8 percent and $8.7 million or 10.3 percent, respectively, to $324.4 million and $92.8 million at September 30, 2011.

At September 30, 2011, approximately $324 million or 61 percent of the Company’s residential mortgage balances were adjustable, compared to $301 million or 58 percent at September 30, 2010. Loans secured by residential properties having fixed rates totaled approximately $93 million at September 30, 2011, of which 15- and 30-year mortgages totaled approximately $26 million and $67 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $84 million at September 30, 2010, with 15- and 30-year fixed rate residential mortgages totaling approximately $26 million and $58 million, respectively. The Company also has a small home equity line portfolio totaling approximately $55 million at September 30, 2011, slightly lower than the $58 million that was outstanding at September 30, 2010.

Commercial and financial loans and consumer loans (principally installment loans to individuals) decreased $0.4 million or 0.8 percent and $0.5 million or 0.9 percent, respectively, from a year ago to $53.5 million and $51.7 million at September 30, 2011, reflecting the impact on lending of the economic downturn.

Commercial loans decreased and totaled $53.5 million at September 30, 2011, compared to $54.0 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The consumer loan portfolio (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) totaled $51.7 million (versus $52.2 million a year ago), real estate construction loans to individuals secured by residential properties which totaled $6.4 million (versus $9.1 million a year ago), and residential lot loans to individuals which totaled $18.6 million (versus $26.3 million a year ago).

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at September 30, 2011 and 2010:

September 30	2011			2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development*
Residential:
Condominiums	$—	$—	$—	$0.9	$—	$0.9
Town homes	—	—	—	—	—	—
Single Family Residences	—	—	—	3.8	0.7	4.5
Single Family Land & Lots	6.4	—	6.4	10.3	0.1	10.4
Multifamily	5.5	—	5.5	6.3	—	6.3

	11.9	—	11.9	21.3	0.8	22.1
Commercial:
Office buildings	—	0.4	0.4	—	—	—
Retail trade	—	—	—	—	—	—
Land	10.2	—	10.2	35.1	0.1	35.2
Industrial	—	—	—	0.3	—	0.3
Healthcare	—	—	—	—	—	—
Churches & educational Facilities	—	—	—	—	—	—
Lodging	—	—	—	—	—	—
Convenience Stores	0.6	—	0.6	—	—	—
Marina	—	—	—	—	—	—
Other	—	—	—	—	—	—

	10.8	0.4	11.2	35.4	0.1	35.5

	22.7	0.4	23.1	56.7	0.9	57.6
Individuals:
Lot loans	18.6	—	18.6	26.3	—	26.3
Construction	6.4	14.5	20.9	9.1	7.4	16.5

	25.0	14.5	39.5	35.4	7.4	42.8

Total	$47.7	$14.9	$62.6	$92.1	$8.3	$100.4

*	Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at September 30, 2011 and 2010:

September 30	2011			2010
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$122.0	$0.9	$122.9	$122.9	$1.0	$123.9
Retail trade	146.1	—	146.1	152.0	—	152.0
Industrial	72.5	0.1	72.6	79.8	1.1	80.9
Healthcare	29.6	0.8	30.4	29.0	—	29.0
Churches and educational facilities	27.8	--	27.8	29.4	--	29.4
Recreation	2.7	—	2.7	2.9	0.1	3.0
Multifamily	15.4	—	15.4	23.2	—	23.2
Mobile home parks	2.2	—	2.2	2.6	—	2.6
Lodging	19.8	—	19.8	22.1	—	22.1
Restaurant	4.3	—	4.3	4.5	—	4.5
Agriculture	8.9	0.8	9.7	10.7	0.4	11.1
Convenience Stores	19.8	—	19.8	18.9	—	18.9
Marina	21.4	—	21.4	22.1	—	22.1
Other	26.9	0.2	27.1	26.8	0.3	27.1

Total	$519.4	$2.8	$522.2	$546.9	$2.9	$549.8

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $336 million and $183 million, respectively, at September 30, 2011, compared to $325 million and $222 million, respectively, a year ago.

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

At September 30, 2011, the Company had commitments to make loans of $112 million, compared to $104 million at September 30, 2010.

Loan Concentrations

Over the past three years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $484.4 million to $113.2 million at September 30, 2011 compared with year-end 2007.

Commercial Relationships Greater than $10 Million (dollars in thousands)

	Sept. 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
Performing	$85,425	$112,469	$145,797	$374,241	$592,408
Performing TDR*	27,726	28,286	31,152	—	—
Nonaccrual	—	20,913	28,525	14,873	5,152

Total	$113,151	$161,668	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$131,970	$151,503	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses was reduced to 47.1 percent at September 30, 2011, compared with 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.

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

	Sept. 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
Construction & Land Development Loans to Total Risk Based Capital	22%	39%	81%	206%	265%
CRE Loans to Total Risk Based Capital	180%	218%	274%	389%	390%

Below is the geographic location of the Company’s construction and land development loans (excluding loans to individuals) as a percent of total construction and land development loans. The significant increase in St. Lucie County at September 30, 2011 was caused by the overall decline in construction and land development loans, which declined from $56.7 million at September 30, 2010 to $22.7 million at September 30, 2011.

	% of Total Construction and Land Development Loans
Florida County	2011	2010
St. Lucie	21.8	10.9
Martin	17.1	8.1
Brevard	15.9	6.5
Okeechobee	11.6	4.6
Palm Beach	9.3	42.9
Indian River	8.9	16.2
Broward	6.6	0.0
Orange	2.7	1.7
Lake	2.3	1.3
Hendry	2.2	1.2
Marion	1.0	0.4
Columbia	0.4	0.2
Charlotte	0.1	1.6
Collier	0.0	4.4
Other	0.1	0.0

Total	100.0	100.0

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $28,401,000 or 2.35 percent of total loans at September 30, 2011, $10,046,000 lower than at September 30, 2010 and $9,343,000 less than at December 31, 2010. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of September 30, 2011, the specific allowance related to impaired loans individually evaluated totaled $8.7 million, compared to $11.6 million as of September 30, 2010.

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

In general, collateral values for residential real estate have declined since 2006, with values being more stable over the last 21 months to 36 months. Loans originated from 2005 through 2007 have seen property values decline approximately 50 percent from their original appraised values, more than the decline on loans originated in other years. Declining residential collateral value has affected our actual loan losses over the last three years, but values appear to be stabilizing over the last twelve months. Residential loans that become 90 days past due are placed on nonaccrual. A specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

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

During the first, second and third quarters of 2011, net charge-offs totaled $4,031,000, $4,024,000 and $2,830,000, respectively, compared to net charge-offs during the first, second, third and fourth quarters of 2010 of $3,541,000, $20,209,000, $10,700,000 and $4,678,000, respectively. Some of the increase in charge-offs during 2010 was related to loan sales to reduce risk in the loan portfolio. Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2011. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.

The allowance as a percentage of loans outstanding was 2.35 percent at September 30, 2011, compared to 3.04 percent at September 30, 2010 and December 31, 2010. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. Prospectively, we anticipate the allowance continuing to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2011, the Company had $1.103 billion in loans secured by real estate, representing 91.3 percent of total loans, down from $1.157 billion, representing 91.6 percent at September 30, 2010. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. The Company’s exposure to construction and land development credits is secured by project assets and personal guarantees and totals $47.7 million at September 30, 2011, down from $92.1 million at September 30, 2010.

The Company considers exposure to this industry group, together with an assessment of current trends and expected future financial performance in our evaluation of the adequacy of the allowance for loan losses. The significant decline in this concentration is one factor which supports the lower overall allowance for loan losses at September 30, 2011 compared to September 30, 2010.

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

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. Our bank regulators have generally agreed with our credit assessment; however, the regulators could seek additional provisions to our allowance for loan losses, which will reduce our earnings.

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

NONPERFORMING ASSETS

Nonperforming assets (NPAs) at September 30, 2011 totaled $56,329,000 and are comprised of $32,627,000 of nonaccrual loans and $23,702,000 of other real estate owned (“OREO”), compared to $101,925,000 at September 30, 2010 (comprised of $69,519,000 in nonaccrual loans and $32,406,000 of OREO). At September 30, 2011, approximately 97.5 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the table below for details about nonaccrual loans. At September 30, 2011, nonaccrual loans have been written down by approximately $18.2 million or 40.1 percent of the original loan balance (including specific impairment reserves).

OREO has increased as problem loans migrated to foreclosure. Prospectively, the Company anticipates write-downs and/or charge-offs related to OREO sales should be limited.

The table below shows the nonperforming inflows by quarter for 2011, 2010 and 2009:

New Nonperforming Loans	2011	2010	2009
First Quarter	$11,349	$11,895	$37,170
Second Quarter	19,874	22,560	46,303
Third Quarter	4,137	8,151	75,295
Fourth Quarter		9,990	36,196

No sales of loans occurred during the first and third quarters of 2011, but as previously forecast the Company closed on contracts liquidating $27.5 million of nonperforming loans and $3.5 million of OREO properties during the second quarter of 2011 (including its largest land credit reducing NPAs by $21 million for this single asset). For 2010, sales totaled $28 million at an average price of nearly 56 percent of the outstanding ledger balance.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. Troubled debt restructurings (“TDRs”) are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $72.8 million at September 30, 2011 compared to 64.4 million at September 30, 2010.

	Nonaccrual Loans			Accruing
September 30, 2011 (In thousands)	Non- Current	Per- forming	Total	Restructured Loans
Construction & land development
Residential	$1,138	$24	$1,162	$2,458
Commercial	—	5	5	—
Individuals	300	791	1,091	685

	1,438	820	2,258	3,143
Residential real estate mortgages	8,195	4,854	13,049	21,534
Commercial real estate mortgages	6,083	10,407	16,490	47,511

Real estate loans	15,716	16,081	31,797	72,188
Commercial and financial	—	19	19	103
Consumer	268	543	811	460

	$15,984	$16,643	$32,627	$72,751

At September 30, 2011 and 2010, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

(Dollars in thousands)	2011		2010
	Number	Amount	Number	Amount
Rate reduction	92	$23,661	72	$21,638
Maturity extended with change in terms	109	44,896	126	56,277
Forgiveness of principal	2	2,388	2	2,576
Payment structure changed to allow for interest only payments	4	2,455	1	408
Not elsewhere classified	18	16,602	10	6,410

	225	$90,002	211	$87,309

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

SECURITIES

At September 30, 2011, the Company had no trading securities, $611,195,000 in securities available for sale (representing 96.1 percent of total securities), and securities held for investment of $24,575,000 (3.9 percent of total securities). The Company’s securities portfolio increased $185.3 million or 41.1 percent from September 30, 2010 and $173.8 million or 37.6 percent from December 31, 2010.

The effective duration of the investment portfolio at September 30, 2011 was 2.6 years, the same as a year ago.

Cash and due from banks and interest bearing deposits (aggregated) totaled $116,885,000 at September 30, 2011, compared to $201,242,000 at September 30, 2010, which reflects the decline in the loan portfolio and funds from the capital raised during 2010. The Company has maintained additional liquidity during the uncertain environment and may use these funds to increase loans and investments as the economy continues to improve.

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral and had no Fannie Mae or Freddie Mac preferred stock when these entities were placed in conservatorship. The Company holds no interests in trust preferred securities.

DEPOSITS AND BORROWINGS

The Company’s balance sheet continues to be primarily core funded. The Company utilizes a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008. During the first, second and third quarters of 2011, Seacoast National added 2,146, 1,825 and 2,093 new core deposit households, respectively, up by 470 new deposit households or 28.0 percent, 179 new deposit households or 10.8 percent, and 275 new deposit households or 15.1 percent from the prior year. Net core household growth increased by 3.9 percent over the last twelve months with new personal checking relationships up 12.2 percent and new commercial business checking relationships increasing 27.1 percent during the third quarter of 2011 compared to the same quarter in 2010. While favorable, growth in checking relationships during the second quarter of 2011 was less dramatic than first and third quarter 2011’s growth over prior year, as second quarter 2010 was when a major competitor in the Company’s Treasure Coast market failed allowing the Company to benefit from an elevated number of customers migrating to Seacoast National at that time. Average noninterest bearing demand deposit balances for the third quarter of 2011 increased 15.9 percent compared to third quarter 2010 and noninterest bearing demand deposits totaled 19.5 percent of total deposits at September 30, 2011, compared to 16.9 percent one year earlier.

Total deposits increased $24,244,000, or 1.5 percent, to $1,661,274,000 at September 30, 2011 compared to one year earlier, reflecting declining brokered deposits and single service time deposits more than offset by increasing low cost or no cost deposits. Since September 30, 2010, interest bearing deposits (NOW, savings and money markets deposits) increased $33,417,000 or 4.1 percent to $847,515,000, noninterest bearing demand deposits increased $47,517,000 or 17.2 percent to $324,256,000, and CDs decreased $56,690,000 or 10.4 percent to $489,503,000. Included in CDs, brokered time deposits decreased $6,536,000 to $5,252,000 at September 30, 2011 from the prior year. Of the $5,252,000 balance at September 30, 2011, $3,858,000 is attributable to CDARs. Funds deposited under the CDARs program are required to be classified as brokered deposits. The Company has historically priced CDs conservatively and has continued to follow this strategy

FDIC deposit insurance has been permanently increased from $100,000 to $250,000 per depositor based on recent legislation passed by Congress. The increase had been temporarily in place since October 14, 2008 and was set to expire on December 31, 2013. In addition, until its expiration on December 31, 2010, the FDIC’s Temporary Liquidity Guarantee (“TLG”) program guaranteed the entire amount in any eligible noninterest bearing transaction deposit account to the extent such balances were not covered by FDIC insurance. Seacoast National participated in the TLG program to offer the best possible FDIC coverage to its customers. While the TLG program expired December 31, 2010, provisions under the recent Dodd-Frank legislation will provide coverage for all noninterest bearing transaction account balances at all financial institutions through December 31, 2012.

Securities sold under repurchase agreements increased over the past twelve months by $44,040,000 or 70.4 percent to $106,562,000 at September 30, 2011. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At September 30, 2011, the number of sweep repurchase accounts was 169, compared to 181 a year ago.

At September 30, 2011, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For third quarter 2011 and 2010, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005, and in 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier I capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.67 percent during the third quarter of 2011, compared to 2.09 percent for the same period during 2010.

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

The credit risk of these transactions is managed by establishing a credit limit for counterparties and through collateral agreements. The fair value of interest rate swaps recorded in the balance sheet at September 30, 2011 included derivative product assets of $77,000. In comparison, at September 30, 2010 net derivative product assets of $118,000 were outstanding.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $112 million at September 30, 2011, and $104 million at September 30, 2010.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.5 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.0 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 0.4 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing recently validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2011, Seacoast National had available lines of credit under current lendable collateral value, which are subject to change, of $416 million and unsecured federal fund lines of credit of $40.0 million. Seacoast National had $418 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $194 million in residential and commercial real estate loans available as collateral. In comparison, at September 30, 2010, the Company had available lines of credit of $328 million, and had $160 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $222 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $116,885,000 on a consolidated basis at September 30, 2011 as compared to $201,242,000 at September 30, 2010. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $1,474,000 to $29,307,000 and interest bearing deposits decreased to $87,578,000 from $173,409,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios.

The Company does not rely or is dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At September 30, 2011, the Company had cash and cash equivalents at the parent of approximately $12.1 million, comprised of remaining proceeds from our common stock offering which was consummated in the second quarter of 2010. In comparison, at September 30, 2010, the Company had cash and cash equivalents at the parent of approximately $21.9 million, comprised of remaining funds provided through a common stock offering consummated in the second quarter of 2010. All of the TARP CPP funds derived in December 2008 have been contributed as additional capital to Seacoast National. During the third quarter of 2011, the Company remitted all deferred and current dividends due upon its Series A preferred stock issued through the TARP CPP as well as distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. Dividends on the Company’s common stock remain suspended. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).

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

The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to decrease the EVE 3.2 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to decrease the EVE 7.9 percent.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2011 and concluded that those disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors contain information concerning factors that could materially affect our business, financial condition or future results. The risk factors that are described below and that are discussed in Item 1A to Part I of the Company’s annual report on Form 10-K for the year ended December 31, 2010 and Item 1A of Part II of the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2011 and March 31, 2011, should be considered carefully in evaluating the Company’s overall risk profile. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on the Company’s business, financial condition or results of operations.

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

While we resumed paying dividends on our preferred stock and distributions on our trust preferred securities, we continue to be restricted in otherwise paying cash dividends on our common stock. If we fail to continue to pay dividends on our preferred stock and trust preferred securities, we may be adversely affected.

We suspended dividend payments on our preferred and common stock and distributions on our trust preferred securities on May 19, 2009, as required by Federal Reserve Board policies governing dividends and distribution and in response to our operating losses at that time. On August 15, 2011, after conferring with the Federal Reserve, the Company’s board of directors approved the resumption of cash dividends on our Series A Preferred Stock and distributions on our trust preferred securities. During the third quarter 2011, we paid all previously deferred dividends and distributions on our Series A Preferred Stock and trust preferred securities, as well as the regularly scheduled payments. Although we resumed paying dividends on our Series A Preferred Stock and distributions on our trust preferred securities, there is no assurance that we will continue to receive approval to pay cash dividends on such securities in the future.

Dividend payments on our Series A Preferred Stock and distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions were accrued and compounded prior to our payment during the third quarter of 2011. If we fail to make payments in the future, such future payments will also accrue and compound. In the event of any liquidation, dissolution or winding up of the affairs of our Company, holders of the Series A Preferred Stock shall be entitled to receive for each share of Series A Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends.

We also continue to be restricted in our payment of cash dividends on our common stock. We need prior Treasury approval to increase our quarterly cash dividends above $0.01 per common share through the earliest of (i) December 19, 2011, (ii) the date we redeem all shares of Series A Preferred Stock or (iii) the Treasury has transferred all shares of Series A Preferred Stock to third parties. Even after such time, any dividends paid on our common stock would be declared and paid at the discretion of our board of directors and would be dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant

If we fail to maintain timely dividend payments on our Series A Preferred Stock, the Treasury may again have the right to appoint two directors to the Company’s board of directors.

Under the terms of our Series A Preferred Stock, if we fail to make quarterly dividend payments for an aggregate of six quarterly periods or more (whether or not consecutive), the Treasury has the right to elect two directors to our board of directors until all accrued but unpaid dividends have been paid. Dividends on our Series A Preferred Stock are current at September 30, 2011. However, if the Company again fails to make timely dividend payments for six quarterly periods, the Treasury may elect to exercise its right, and we could face negative publicity and the composition and decision making authority of our board of directors could be significantly impacted.

Nonperforming assets could result in an increase in our provision for loan losses, which could adversely affect our results of operations and financial condition.

At September 30, 2011 and 2010, our nonperforming loans (which consist of nonaccrual loans) totaled $32.6 million and $69.5 million, or 2.7 percent and 5.5 percent of the loan portfolio, respectively. At September 30, 2011 and 2010, our nonperforming assets (which include foreclosed real estate) were $56.3 million and $101.9 million, or 2.8 percent and 5.1 percent of assets, respectively. In addition, we had approximately $6.9 million and $7.6 million in accruing loans that were 30 days or more delinquent at September 30, 2011 and 2010, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and similar risks of the asset. As of September 30, 2011 and 2010, respectively, 44.9 percent and 47.8 percent of our loan portfolio were comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During the first nine months of 2011, we recorded $1.5 million in provisioning for losses, compared to additions to provisioning for loan losses of $31.7 million in 2010, $124.8 million in 2009, and $88.6 million in 2008, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans.

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

Increased premiums and TLG assessments charged by the FDIC increased our noninterest expenses in the first nine months of 2011, and all of 2010 and 2009.

Under the Dodd-Frank legislation recently passed, unlimited deposit insurance coverage on noninterest bearing transaction accounts to all FDIC insured institutions was approved through December 31, 2012. Unlike the TLG program, the Dodd-Frank provisions apply at all FDIC insured institutions and will cover only traditional checking accounts that do not pay interest. As of April 1, 2011, the FDIC implemented its new calculation methodology for insurance assessments, applying revised risk category ratings for calculating assessments to total assets less Tier 1 risk-based capital. Deposits will no longer be utilized as the primary base. We have not experienced any negative impact to our consolidated financial statements as a result of the new method.

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

As of September 30, 2011, we had deferred tax assets of $15.0 million after we recorded $46.2 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

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

The protective amendment contained in our articles of incorporation, which is intended to help preserve our net operating losses, may not be effective or may have unintended negative effects.

On May 27, 2011, we filed with the Florida Secretary of State Articles of Amendment to our Amended and Restated Articles of Incorporation adding a new Section 4.06 to Article IV thereto (the “Protective Amendment”) which is intended to help preserve certain tax benefits primarily associated with our net operating losses (“NOLs”).

Subject to certain exceptions pertaining to existing 5% or greater shareholders, the Protective Amendment generally will restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to:

•

increase the direct or indirect ownership of our stock by any person (or any “public group” of shareholders, as that term is defined under Section 382) from less than 5% to 5% or more of our common stock;

•	increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or

•	create a new public group.

Under the Protective Amendment, any direct or indirect transfer attempted in violation of the Protective Amendment is void ab initio as of the date of the prohibited transfer as to the purported transferee (or, in the case of an indirect transfer, the ownership of the direct owner of our common stock would terminate effective simultaneously with the transfer), and the purported transferee (or in the case of any indirect transfer, the direct owner) would not be recognized as the owner of the shares owned in violation of the Protective Amendment for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of such common stock, or in the case of options or warrants, receiving our common stock in respect of their exercise. Prohibited transfers are also subject to other restrictions, as set forth in the articles of amendment.

Although the Protective Amendment is intended to reduce the likelihood of an “ownership change” under Section 382, which could reduce certain tax benefits associated with our NOLs, we cannot eliminate the possibility that an “ownership change” will occur even if the Protective Amendment is adopted since:

•

The Board of Directors can permit a transfer to an acquirer that results or contributes to an “ownership change” if it determines that such transfer is in the Company’s and our shareholders’ best interests.

•

Under the Florida Business Corporation Act, the articles of incorporation of a corporation may impose restrictions on the transfer of shares of the corporation. However, a restriction does not affect shares issued before the restriction was adopted unless the holders of such shares are parties to the restriction agreement or voted in favor of the restriction. A restriction on the transfer or registration of transfer of shares is valid and enforceable against the holder or a transferee of the holder if the restriction is authorized by Section 607.0627 of the Florida Business Corporation Act and its existence is noted conspicuously on the front or back of the certificate or is contained in the information statement required by Section 607.0626(2) of the Florida Business Corporation Act. Unless so noted, a restriction is not enforceable against a person without knowledge of the restriction. We intend to cause shares of our common stock issued after the effectiveness of the Protective Amendment to be issued with the relevant transfer restriction conspicuously noted on the certificate(s) representing such shares and therefore under Florida law such newly issued shares will be subject to the transfer restriction. We also intend to disclose such restrictions to persons holding our common stock in uncertificated form. For the purpose of determining whether a shareholder is subject to the Protective Amendment, we intend to take the position that all shares issued prior to the effectiveness of the Protective Amendment that are proposed to be transferred were voted in favor of the Protective Amendment, unless the contrary is established. We may also assert that shareholders have waived the right to challenge or otherwise cannot challenge the enforceability of the Protective Amendment, unless a shareholder establishes that it did not vote in favor of the Protective Amendment. Nonetheless, a court could find that the Protective Amendment is unenforceable, either in general or as applied to a particular shareholder or fact situation.

•

Despite the adoption of the Protective Amendment, there is still a risk that certain changes in relationships among shareholders or other events could cause an “ownership change” under Section 382. We cannot assure you that the Protective Amendment is effective or enforceable in all circumstances, particularly against shareholders who did not vote in favor of the proposal or who did not have notice of the acquisition restrictions at the time they subsequently acquire their shares. Accordingly, we cannot assure you that an “ownership change” will not occur even with the Protective Amendment.

As a result of these and other factors, the Protective Amendment serves to reduce, but does not eliminate, the risk that we will undergo an “ownership change.”

The Protective Amendment also requires any person attempting to become a holder of 5% or more of our common stock, as determined under Section 382, to seek the approval of our Board of Directors. This may have an unintended “anti-takeover” effect because our Board of Directors may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a shareholder may own could have the effect of making it more difficult for shareholders to replace current management. Additionally, because the Protective Amendment may have the effect of restricting a shareholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

The Protective Amendment will expire on the earliest of:

•	the Board of Director’s determination that the Protective Amendment is no longer necessary for the preservation of our NOLs because of the amendment or repeal of Section 382 or any successor statute;

•	the beginning of a taxable year to which the Board of Directors determines that none of our NOLs may be carried forward;

•	such date as the Board of Directors otherwise determines that the Protective Amendment is no longer necessary for the preservation of tax benefits associated with our NOLs; or

•	three years from its adoption, unless reapproved by shareholders.

The TARP CPP and the American Recovery and Reinvestment Act (“ARRA”) impose, and other proposed rules may impose additional, executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the warrant to purchase 589,625 shares of common stock (or the “Warrant”). We refer to such time frame as the TARP Assistance Period. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

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

•

a prohibition of the five highest paid executives from receiving or accruing any bonus, retention award or incentive compensation, except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The Treasury interim final rules also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives; require a “say on pay” vote in annual shareholders’ meetings; and restrict stock or units that may vest or become transferable granted to executives.

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

Several financial institutions which participated in the TARP CPP have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the Treasury as part of the TARP CPP. We have not yet requested approval to repurchase the preferred stock and warrant from the Treasury. In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase, and there can be no assurance that we will be able to satisfy the conditions and repurchase these securities from the Treasury.

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

Florida law and our Articles of Incorporation include anti-takeover provisions, such as provisions that encourage persons seeking to acquire control of us to consult with our board, and which enable the board to negotiate and give consideration on behalf of us and our shareholders and other constituencies to the merits of any offer made. Such provisions, as well as supermajority voting and quorum requirements, a staggered board of directors and the Protective Amendment, may make any takeover attempts and other acquisitions of interests in us, by means of a tender offer, open market purchase, a proxy fight or otherwise, that have not been approved by our board of directors more difficult and more expensive. These provisions may discourage possible business combinations that a majority of our shareholders may believe to be desirable and beneficial. As a result, our board of directors may decide not to pursue transactions that would otherwise be in the best interests of holders of our common stock.

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

We may engage in FDIC-assisted transactions in the future, which could present additional risks to our business.

We may have future opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present general acquisition risks, as well as risks specific to these transactions. Although FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and the failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, and require us to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely affect the market price of our common stock.

We are currently authorized to issue up to 300 million shares of common stock, of which 94,696,906 shares were outstanding as of September 30, 2011, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. During the second quarter of 2010, the Company issued Series B convertible preferred stock raising $47.1 million in capital, with additional common stock of 34,465,348 shares issued at conversion five days after approval by shareholders at the annual shareholders’ meeting on June 22, 2010. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Certain purchasers of our common stock under our previous dividend reinvestment and stock purchase plan (“DRSPP”) may be entitled to rescind their purchases.

As a result of an administrative error, sales of 19,358 shares of our common stock under the DRSPP between September 23, 2009 and July 29, 2011, which represent 0.02% of our outstanding shares of common stock as of September 30, 2011, may have been made after the expiration of the applicable registration statement. As a result those sales may not have complied with the registration requirements of applicable securities laws, making them unregistered shares. We received only $33,392 in aggregate proceeds from these sales. A number of remedies may be available to DRSPP participants who acquired shares during that period, including a right to rescind their purchases not later than one year after the date of this filing to receive the full price paid by the DRSPP participants, plus interest. No dividends have been paid during this time. Those DRSPP participants who purchased unregistered shares pursuant to the DRSPP during this time frame and whose unregistered shares have fallen in value since the date of purchase could have an incentive to seek such a rescission. The number of shares and dollar amounts involved are immaterial from a financial point of view, but the sale of unregistered shares could subject us to regulatory sanctions by the SEC or other regulatory authorities that might result in the imposition of civil penalties or a rescission offering. Although we do not expect any such actions to have a material adverse effect on us, we are unable to predict the full consequences of these events and regulatory actions.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid accumulate and are payable when paying dividends is resumed. Shares of Series A Preferred Stock also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 0.6 percent of the shares of our common stock outstanding as of September 30, 2011 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to elect two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have the following limited voting rights. We are current with regards to dividends on the Series A Preferred Stock. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3 percent of the shares of Series A Preferred Stock outstanding is required for:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sale of Unregistered Securities

Between September 23, 2009 and July 29, 2011, we sold 19,358 shares of common stock under our dividend reinvestment and stock purchase plan (“DRSPP”) at prices ranging from $1.1883 to $2.52. The sale of these shares may have been made after the expiration of the applicable registration statement and thus may not have complied with the registration requirements of applicable securities laws, making them unregistered shares that were not exempt from registration. We received $33,392 in the aggregate from these sales, which was used for general corporate purposes. Certain purchasers of these unregistered shares may be entitled to rescind their purchase. The sale of unregistered shares could also subject us to regulatory sanctions by the SEC or other regulatory authorities that could potentially result in the imposition of civil penalties, or a rescission offering. Although we do not expect any such actions to have a material adverse effect on us, we are unable to predict the full consequences of these events and regulatory actions.

Issuer purchases of equity securities during the first nine months of 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/11 to 1/31/11	0	$0	668,657	156,343
2/1/11 to 2/28/11	0	0	668,657	156,343
3/1/11 to 3/31/11	0	0	668,657	156,343

Total – 1st Quarter	0	0	668,657	156,343

4/1/11 to 4/30/11	0	0	668,657	156,343
5/1/11 to 5/31/11	0	0	668,657	156,343
6/1/11 to 6/30/11	0	0	668,657	156,343

Total – 2nd Quarter	0	0	668,657	156,343

7/1/11 to 7/31/11	0	0	668,657	156,343

8/1/11 to 8/31/11	0	0	668,657	156,343

9/1/11 to 9/30/11	1,286	1.49	669,943	155,057

Total – 3rd Quarter	1,286	1.49	669,943	155,057

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Restrictions on Dividends and Repurchase of Stock

Holders of Seacaost common stock are only entitled to receive such dividends as Seacoast’s board of directors may declare out of funds legally available for such payments. Furthermore, holders of Seacoast common stock are subject to the prior dividend rights of any holders of Seacoast preferred stock then outstanding. As of September 30, 2011, there were 2,000 shares of Seacoast’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”) with a liquidation amount of $1,000 per share, issued and outstanding. Under the terms of the Series A Preferred Stock, Seacoast’s ability to declare and pay dividends on or repurchase Seacoast’s common stock will be subject to restrictions in the event Seacoast fails to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock.

As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including Seacoast common stock, are prohibited during any period there are accrued and unpaid dividends on such preferred stock, subject to certain limited exceptions. In addition, prior to December 21, 2011, unless Seacoast has redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for Seacoast to, among other things, increase its common stock dividend above $0.01 per share except in limited circumstances. Seacoast does not expect to increase its quarterly dividend above such level for the foreseeable future. Also, Seacoast is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the OCC and Federal Reserve regarding capital adequacy and dividends.

Item 3. Defaults upon Senior Securities

On May 19, 2009, the Company’s Board of Directors voted to suspend quarterly dividends on the Company’s common and preferred stock and interest payments on subordinated debt associated with trust preferred securities. On August 15, 2011, the Federal Reserve and the Company’s Board of Directors approved the resumption of dividend payments on Series A Preferred Stock and interest payments on subordinated debt. As of the date of filing this Report, no amount of arrearage on dividend payments of Series A Preferred Stock or arrearage on payments on the subordinated debt associated with trust preferred securities was outstanding.

Item 4. Reserved

Item 5. Other Information

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLORIDA	SEACOAST BANKING CORPORATION OF

November 8, 2011	/s/ DENNIS S. HUDSON, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 8, 2011	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer