Form 10-K
period 2011-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2012-03-14
CIK 730708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-13660

SEACOAST BANKING CORPORATION OF FLORIDA

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2260678
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

815 Colorado Avenue, Stuart, FL	34994
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (772) 287-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.10	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐        NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐         NO  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑        NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑        NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☑

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2011, as reported on the Nasdaq Global Select Market, was $86,795,951.

The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of March 7, 2012, was 94,705,727.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s 2012 Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2012 (the “2012 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2012 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2012 Proxy Statement shall be deemed so incorporated.

Certain portions of the registrant’s 2011 Annual Report to Shareholders for the fiscal year ended December 31, 2011 (the “2011 Annual Report”) are incorporated by reference into Part II, Items 6 through 8 of this report. Other than those portions of the 2011 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2011 Annual Report shall be deemed so incorporated.

Certain statistical data required by the Securities and Exchange Commission are included on pages 14-55 of Exhibit 13.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

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

Part I

Item 1. Business

General

We are a bank holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our principal subsidiary is Seacoast National Bank (“Seacoast National”). Seacoast National commenced its operations in 1933, and operated prior to 2006 as “First National Bank & Trust Company of the Treasure Coast”.

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

As of December 31, 2011, we had total consolidated assets of approximately $2,137.4 million, total deposits of approximately $1,718.7 million, total consolidated liabilities, including deposits, of approximately $1,967.3 million and consolidated shareholders’ equity of approximately $170.1 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2011 Annual Report.

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products to our customers. Seacoast National had 39 banking offices in 13 counties in Florida at year-end 2011. We have 23 branches in the “Treasure Coast,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast.

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

Seacoast National’s “MoneyPhone” system allows customers to access information on their loan or deposit account balances, transfer funds between linked accounts, make loan payments, and verify deposits or checks that may have cleared, all over the telephone. This service is available 24 hours a day, seven days a week.

In addition, customers may access information via Seacoast National’s Customer Service Center (“CSC”). From 7 A.M. to 7 P.M., EST Monday through Friday and on Saturdays from 9 A.M. to 4 P.M., our CSC staff is available to open accounts, take applications for certain types of loans, resolve account issues, and offer information on other bank products and services to existing and potential customers.

We also offer Internet banking. Our Internet service allows customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make loan payments from a deposit account, 24 hours a day, seven days a week.

We have six indirect, wholly-owned subsidiaries:

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National; and

•	TCoast Holdings, LLC, BR West, LLC, TC Stuart, LLC and TC Property Ventures, LLC, each of which was formed to own and operate certain properties acquired through foreclosure.

We directly own all the common equity in five statutory trusts relating to our trust preferred securities:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005, also for the purpose of issuing $20 million in trust preferred securities; and

•	SBCF Statutory Trust III, formed on June 29, 2007, for the purpose of issuing $12 million in trust preferred securities.

The operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% to our consolidated revenues.

FNB Brokerage Services, Inc. (“FNB Brokerage”), which provided brokerage and annuity services, was dissolved effective December 31, 2011. During 2011, employees of FNB Brokerage became dual employees of Seacoast National and Invest Financial Corporation, the company through which Seacoast National presently conducts its brokerage and annuity services.

We have operated an office of Seacoast Marine Finance Division, a division of Seacoast National, in Ft. Lauderdale, Florida since February 2000 and offices in California since November 2002. Seacoast Marine is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater, with the majority of loan production sold to correspondent banks on a non-recourse basis.

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

Employees

As of December 31, 2011, we and our subsidiaries employed 420 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Expansion of Business

We continue to expand our products and services to meet the changing needs of the various segments of our market, and we presently expect to continue this strategy. We have expanded geographically primarily through the addition of de novo branches. We also from time to time have acquired banks, bank branches and deposits, and have opened new branches and loan production offices.

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

Deposits also tend to increase due to hurricanes as insurers disburse insurance proceeds more quickly than hurricane-related damage is repaired. No major hurricanes occurred between 2006 and 2011; as a result, deposits were more typical than during 2004 and 2005, when major hurricanes hit our coastal market areas, leading to an increase in deposits.

Commercial and residential real estate activity, demand, prices and sales volumes are less seasonal and vary based upon various factors, including economic conditions, interest rates and credit availability.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and Seacoast National’s business. As a bank holding company under federal law, we are subject to regulation, supervision and examination by the Federal Reserve. As a national bank, our primary bank subsidiary, Seacoast National, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). In addition, as discussed in more detail below, Seacoast National and any other of our subsidiaries that offer consumer financial products could be subject to regulation, supervision, and examination by the newly established Consumer Financial Protection Bureau. Supervision, regulation, and examination of us, Seacoast National and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC rather than holders of our capital stock.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, Nasdaq, and, more recently, the Treasury, since we are a participant in the Treasury’s Troubled Assets Relief Program (“TARP”) CPP. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our annual report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2011 are included elsewhere in this report with no material weaknesses reported.

Recent Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, (the “Oversight Council”), the Federal Reserve, the OCC and the FDIC. Provisions of the Dodd-Frank Act that may affect our operations or the operations of Seacoast National include:

•	Creation of the Bureau of Consumer Financial Protection (“CFPB”) with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•

New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund.

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC’s standard maximum insurance amount to $250,000 and, through December 31, 2012, providing unlimited insurance coverage for noninterest-bearing demand transaction accounts.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions that are deemed to be excessive, or that may lead to material losses.

•	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities.

•

Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

The following items provide a further description of certain relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

Creation of New Governmental Authorities.    The Dodd-Frank Act creates various new governmental authorities such as the Oversight Council and the CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of Seacoast National, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Mortgage Loan Origination and Risk Retention.    The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. Most significantly, the new standards limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Corporate Governance.    The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act

(1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers. Additionally, the Dodd-Frank Act requires federal regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material losses at certain financial institutions with $1 billion or more in assets. A proposed rule was published in the Federal Register on April 14, 2011; however, regulators have yet to issue final rules on the topic. Further, in June, 2010, the Federal Reserve, the OCC, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation to our employees.

Deposit Insurance.    The Dodd-Frank Act permanently raises the standard maximum insurance amount to $250,000 and, through December 31, 2012, provides unlimited insurance coverage for noninterest-bearing demand transaction accounts. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum designated reserve ratio (“DRR”) from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent. Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. The February 7, 2011 final rule modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment), and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Additionally, effective July 21, 2011, the Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposits.

Capital Standards.    Regulatory capital standards are expected to change as a result of the Dodd-Frank Act, and in particular as a result of the Collins Amendment. The Collins Amendment requires that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies. As a result, we and Seacoast National will be subject to the same capital requirements, and must include the same components in regulatory capital. One impact of the Collins Amendment is to prohibit bank and bank holding companies from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010 after a three-year phase-in period that begins January 1, 2013. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have used in the past as a tool for raising additional Tier 1 capital and otherwise improving our regulatory capital ratios. However, the Collins Amendment does not apply to our trust preferred securities issued before May 19, 2010.

Shareholder Say-On-Pay Votes.    The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The first say-on-pay and say-on-frequency votes occurred at our 2011 shareholders annual meeting. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our board of directors.

Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the extent of the changes brought about by the Dodd-Frank Act and the significant discretion afforded to federal regulators to implement those changes, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

FDIC Insurance Special Assessment

On November 12, 2009, the FDIC adopted a final rule that requires nearly all FDIC-insured depositor-institutions prepay the DIF assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, which increase would be reflected in our prepaid assessments. As discussed above, the Dodd-Frank Act amended the statutory regime governing the DIF and the FDIC has issued implementing regulations that set the DRR at 2.0 percent and modify the rules for calculating the amount of an institution’s deposit insurance premiums.

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

Bank Holding Company Regulation

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks and a proper incident thereto. We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. The Federal Reserve may also examine our non-bank subsidiaries.

Expansion and Activity Limitations.    Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of, any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	performing trust company functions;

•	providing financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and

•	issuing and selling money orders and similar consumer-type payment instruments.

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

Support of Subsidiary Banks by Holding Companies.    Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. Notably, the Dodd-Frank Act has codified the Federal Reserve’s “source of strength” doctrine; this statutory change became effective July 21, 2011. In addition, the Dodd-Frank Act’s new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. As of [            ], 2012, the Federal Reserve and other federal banking regulators have not yet issued rules implementing this requirement, which are scheduled to be issued by July 21, 2012. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC resulting from an affiliated depository institution’s failure. Accordingly, a bank holding company may be required to loan money to its bank subsidiaries in the form of capital notes or other instruments that qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

The capital requirements applicable to us and Seacoast National are subject to change because, over the coming years, the regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and Basel III. In particular, as noted above, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013. Moreover, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets; this proposed guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework. The guidance calls for the framework to (i) include activities and exercises that are tailored to the activities of the organization; (ii) employ multiple conceptually sound activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process. In addition, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” Many of these do not currently apply us due to our asset size; however, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways.

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

All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The relevant minimum capital measures are the total risk-based capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a national bank will be (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and does not meet the definition of a “well capitalized” bank, (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8% or a Tier 1 capital ratio of less than 4% or a leverage ratio that is less than 4% (3% in certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%, or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In order to qualify as well-capitalized or adequately capitalized, an insured depository institution must meet all three minimum requirements. At each successively lower capital tier, increasingly stringent corrective actions are or may be required. The federal bank regulatory agencies have authority to require additional capital.

As of December 31, 2011, the consolidated capital ratios of the Seacoast and Seacoast National were as follows:

	Regulatory Minimum	Seacoast (Consolidated)	Seacoast National
Tier 1 capital ratio	4.0%	17.51%	16.63%
Total risk-based capital ratio	8.0%	18.77%	17.89%
Leverage ratio	3.0-5.0%	10.31%	9.79%

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2011, and brokered deposits are not restricted.

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

Although Seacoast National recorded net income in 2011, it did not pay any dividends to us. In 2009 and 2010, Seacoast National recorded a net loss and did not pay any dividends.

Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s “profits”, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, Seacoast National cannot distribute any dividends to us, without prior OCC approval, as of December 31, 2011.

In addition to these regulatory requirements and restrictions, our ability to pay dividends is also limited by our participation in the Treasury’s CPP, as described below. Prior to December 19, 2011, unless we redeemed the preferred stock issued to the Treasury in the CPP or the Treasury transferred the preferred stock to a third party, we could not increase our quarterly dividend above $0.01 per share of common stock. Furthermore, if we are not current in the payment of quarterly dividends on the Series A Preferred Stock, we cannot pay dividends on our common stock. During the third quarter of 2011, the Federal Reserve lifted its restriction regarding our paying dividends on the Series A Preferred Stock. As a result, on August 15, 2011 we paid the dividend due and nine deferred dividends (plus accrued interest) to the Treasury. Dividend payments on the Series A Preferred Stock are current at December 31, 2011. No dividends on our common stock have been declared or paid.

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

Seacoast National entered into a formal agreement with the OCC on December 16, 2008 to improve Seacoast National’s asset quality. Under the formal agreement, Seacoast National’s board of directors appointed a compliance committee to monitor and coordinate Seacoast National’s performance. The formal agreement provided for the development and implementation of written programs to reduce Seacoast National’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate (“CRE”) loan concentrations in light of current adverse CRE market conditions. Seacoast National believes it has complied with all of the terms of this agreement.

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

FNB Brokerage, a Seacoast National subsidiary, was registered as a securities broker-dealer under the Exchange Act and is regulated by the Securities and Exchange Commission (the “Commission” or SEC). FNB Brokerage was dissolved at the end of December 2011. During 2011, employees of FNB Brokerage became dual employees of Seacoast National and Invest Financial Corporation, through which Seacoast National presently conducts its brokerage and annuity services. Prior to this change, FNB Brokerage was subject to examination and supervision of its operations, personnel and accounts by the Financial Industry Regulatory Authority, Inc. (“FINRA”). Also, FNB Brokerage was a separate and distinct entity from Seacoast National, and maintained adequate capital under the SEC’s net capital rule. The net capital rule limited FNB Brokerage’s ability to reduce capital by payment of dividends or other distributions to Seacoast National. FNB Brokerage was also authorized by the State of Florida to act as a securities dealer and an investment advisor.

FNB Insurance, a Seacoast National subsidiary, is authorized by the State of Florida to market insurance products as an agent. FNB Insurance is a separate and distinct entity from Seacoast National and is subject to supervision and regulation by state insurance authorities. It is a financial subsidiary, but is inactive.

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality.

The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

FDIC Insurance Assessments

Seacoast National’s deposits are insured by the FDIC’s DIF, and Seacoast National is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

The FDIC issued a final rule effective April 1, 2009 that changed the way that the FDIC’s assessment system differentiates for risk, made corresponding changes to assessment rates beginning with the second quarter of 2009, and made other changes to the deposit insurance assessment rules. These rules included a decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) an increase for brokered deposits above a threshold amount. These assessment rules increased assessments for banks that use brokered deposits above a threshold level to fund “rapid asset growth”. As a result, we were required to pay significantly increased premiums or additional special assessments.

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

Effective April 1, 2011, and as discussed above (see Recent Regulatory Developments), the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. Changes to assessment rates were developed to approximate the same inflow of premiums to the FDIC, but with a shifting of the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Initial base assessment rates applicable to second quarter 2011 assessments (and prospectively until the DIF reserve ratio reaches 1.15 percent) were as follows:

Risk Category	Deposit Insurance Assessment Rate
I	5 to 9 basis points
II	14 basis points
III	23 basis points
IV	35 basis points

An institution’s overall rate may be higher by as much as 10 basis points or lower by as much as 5 basis points depending on adjustments to the base rate for unsecured debt and/or brokered deposits. Furthermore, under the new system, different rate schedules will take effect when the DIF reserve ratio reaches certain levels. For example, for banks in risk category II, the initial base assessment rate will be 14 basis points when the DIF reserve ratio is below 1.15 percent, 12 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, 10 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and 9 basis points when the DIF reserve ratio is 2.5 percent or higher.

Since inception of the new schedule, Seacoast National’s overall rate for assessment calculations has been 14 basis points, the base rate for Risk Category II. For Seacoast National, the new methodology has had a favorable effect, with premiums totaling $2.9 million for 2011, comprised of amounts paid for the first quarter of 2011 (under the old basis), and amounts paid for the second, third and fourth quarters of 2011, respectively (under the new basis).

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”). FICO assessments are set by the FDIC quarterly and ranged from 1.14 basis points in the first quarter of 2009 to 1.02 basis points in the last quarter of 2009, 1.06 basis points in the first quarter of 2010 to 1.04 basis points in the last quarter of 2010, and 1.02 basis points in the first quarter of 2011 to 0.68 basis points in the last quarter of 2011. The FICO assessment rate for the first quarter of 2012 is 0.66 basis points. FICO assessments of approximately $192,000, $184,000 and $146,000 were paid to the FDIC in 2009, 2010 and 2011, respectively.

Participation in Treasury’s Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. Under the TARP authorized by the EESA, the Treasury established the CPP providing for the purchase of senior preferred shares of qualifying FDIC-insured depository institutions and their holding companies. On December 19, 2008, pursuant to a letter agreement (the “Purchase Agreement”), we sold 2,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and a warrant (the “Warrant”) to acquire 1,179,245 shares of common stock to the Treasury pursuant to the CPP for an aggregate consideration of $50 million. Pursuant to the terms of the Warrant, the successful public capital raise conducted by the Company during 2009 reduced the number of shares under the Warrant by 50 percent to 589,623 shares of common stock. As a result of our participation in the CPP, we have agreed to certain limitations on our dividends, distributions and executive compensation.

Specifically, we are unable to declare dividend payments on our common, junior preferred or pari passu preferred shares if we are in arrears on the dividend payments on the Series A Preferred Stock. Further, prior to December 19, 2011, without the Treasury’s approval, we were not permitted to (i) increase dividends on our common stock above $0.01 per share, redeem, purchase or acquire any shares of our common stock, other equity securities or trust preferred securities, subject to certain exceptions, unless all of the Series A Preferred Stock had been redeemed or transferred by the Treasury to non-affiliated third parties. Further, our common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the Series A Preferred Stock dividend payments. In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to elect two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. We currently have paid all dividends due on the Series A Preferred Stock.

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

On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “ARRA”), commonly known as the economic stimulus or economic recovery package. The ARRA retroactively imposed certain new executive compensation and corporate expenditure limits and corporate governance standards on all current and future TARP recipients, including us, that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury. The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 15, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The Treasury interim final rules also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives; require “say on pay” vote in annual shareholders’ meeting; and impose restrictions on bonus payments with the exceptions for long-term restricted stock.

In addition, we are also required to include certificates from our management in our annual report on Form 10-K regarding our compliance with all regulations summarized above as a result of our participation in the TARP CPP.

Repayment of the outstanding Series A Preferred Stock and the Warrant is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with our appropriate regulatory agency, the prior approval of the Federal Reserve and the maintenance of appropriate levels of capital by us and our subsidiaries.

Change in Control

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5 percent or more of any class of voting securities.

On September 22, 2008, the Federal Reserve issued a policy statement on minority equity investments in banks and bank holding companies, that permits investors to (1) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (2) designate at least one director, without triggering the various regulatory requirements associated with control.

Other Regulations

Anti-Money Laundering.    The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

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

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs with minimum standards that include:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

Economic Sanctions.    The Office of Foreign Assets Control (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and

Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

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

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Specifically, Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. These expanded definitions take effect on July 21, 2012. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and Federal Reserve to coordinate with one another.

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

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans. At December 31, 2011, we had outstanding $22.6 million in commercial construction and residential land development loans and $26.6 in residential construction loans to individuals, which represents approximately 22 percent of Seacoast National’s total risk based capital at December 31, 2011, well below the Guidance’s threshold.

On October 30, 2009, the banking regulators issued a policy statement on “Prudent Commercial Real Estate Loan Workouts” (the “Policy Statement”), which replaced a previous policy statement issued by regulators in 1995. The regulators issued the Policy Statement in recognition of the difficulties that financial institutions may face when working with commercial real estate borrowers that are experiencing reduced operating cash flows, depreciated collateral values, or prolonged sales and rental absorption periods. Among other things, the Policy Statement identifies supervisory expectations for a bank’s risk management elements for loan workout programs, loan workout arrangements, classification of loans, and regulatory reporting and accounting considerations.

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk. We have agreed with the OCC to manage our CRE risks. At December 31, 2011, total CRE exposure for Seacoast National had been significantly reduced to 174 percent of total risk based capital, below the Guidance’s threshold. See “Item 1. Business — Enforcement Policies and Actions.”

Furthermore, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. Federal regulators have jointly issued a proposed rule to implement these requirements but have yet to issue final rules.

Community Reinvestment Act.    We and our banking subsidiaries are subject to the provisions of the Community Reinvestment Act (“CRA”) and related federal bank regulatory agencies’ regulations. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or (vi) expand other activities, including engaging in financial services activities authorized by the GLB. A less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company.

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

New rules regarding overdraft charges for debit card and automatic teller machine, or ATM, transactions took effect on July 1, 2010. These rules eliminated automatic overdraft protection arrangements now in common use and required banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. For existing debit card and ATM card holders, the current automatic programs expired on August 15, 2010. The notice and consent process is a requirement for all new cards issued on or after July 1, 2010. The new rules do not apply to overdraft protection on checks or to automatic bill payments. In June 2011, pursuant to requirements of the Dodd-Frank Act, the Federal Reserve issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The Federal Reserve has also proposed revisions to Regulation E, which governs electronic transactions, to implement certain Dodd-Frank requirements relating to remittance transfer transactions.

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

As noted above, Seacoasts National will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the newly-established CFPB and the significant roll back of federal preemption of state laws in the area. Furthermore, many of the consumer protection laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act and other developments, which in many cases call for revisions to implementing regulations. In addition, the responsibility for oversight of many consumer protection laws and regulations has, in large measure, transferred from the bank’s primary regulator to the CFPB. To this end, the CFPB is in the process of republishing the transferred regulations in a new section of the Code of Federal Regulations but has not yet made substantive changes to these rules. It is anticipated that the CFPB will be making substantive changes to a number of consumer protection regulations and associated disclosures in the near term.

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

Enforcement Authority.    Seacoast National and its “institution-affiliated parties,” including management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations, and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease-and-desist orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking agencies also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

Governmental Monetary Policies.    The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. Recently, in response to the financial crisis, the Federal Reserve has established several innovative programs to stabilize certain financial institutions and to ensure the availability of credit. The nature of future monetary policies and the effect of such policies on the bank’s future business and earnings, therefore, cannot be predicted accurately.

Evolving Legislation and Regulatory Action.    Proposals for new statutes and regulations are frequently circulated at both the federal and state levels, and may include wide-ranging changes to the structures, regulations and competitive relationships of financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition or results of operations.

Other Regulatory Matters.    We and our subsidiaries are subject to oversight by the SEC, FINRA, the Public Company Accounting Oversight Board and Nasdaq and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

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

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets over the past several years, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, as well as Seacoast National. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

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

We suspended dividend payments on our preferred and common stock and distributions on our trust preferred securities on May 19, 2009, as required by Federal Reserve policies governing dividends and distribution and in response to our operating losses at that time. On August 15, 2011, after conferring with the Federal Reserve, the Company’s board of directors approved the resumption of cash dividends on our Series A Preferred Stock and distributions on our trust preferred securities. During the third quarter of 2011, we paid all previously deferred dividends and distributions on our Series A Preferred Stock and trust preferred securities, as well as the regularly scheduled payments. Although we resumed paying dividends on our Series A Preferred Stock and distributions on our trust preferred securities, there is no assurance that we will continue to receive approval to pay cash dividends on such securities in the future.

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

Under the terms of the Purchase Agreement for the Series A Preferred Stock, prior to December 19, 2011 we needed Treasury approval to increase our quarterly cash dividends above $0.01 per common share, unless certain other requirements were met. Even though this restriction has been lifted, any potential dividends paid on our common stock would be declared and paid at the discretion of our board of directors and would be dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. Additionally, if we fail to make any dividend payments on the Series A Preferred Stock in the future, we would be unable to declare dividends on our common, junior preferred or pari passu preferred shares as long as the dividend payments on the Series A Preferred Stock are in arrears.

If we fail to maintain timely dividend payments on our Series A Preferred Stock, the Treasury may again have the right to elect two directors to the Company’s board of directors.

Under the terms of our Series A Preferred Stock, if we fail to make quarterly dividend payments for an aggregate of six quarterly periods or more (whether or not consecutive), the Treasury has the right to elect two directors to our board of directors until all accrued but unpaid dividends have been paid. Dividends on our Series

A Preferred Stock were current at December 31, 2011. However, if the Company again fails to make timely dividend payments for six quarterly periods, the Treasury may elect to exercise its right, and as a result, we could face negative publicity and the composition and decision making authority of our board of directors could be significantly impacted.

Nonperforming assets could result in an increase in our provision for loan losses, which could adversely affect our results of operations and financial condition.

At December 31, 2011 and 2010, our nonperforming loans (which consist of nonaccrual loans) totaled $28.5 million and $68.3 million, or 2.4 percent and 5.5 percent of the loan portfolio, respectively. At December 31, 2011 and 2010, our nonperforming assets (which include foreclosed real estate) were $49.5 million and $94.0 million, or 2.3 percent and 4.7 percent of assets, respectively. In addition, we had approximately $5.0 million in accruing loans that were 30 days or more delinquent at both December 31, 2011 and 2010, respectively. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

As of December 31, 2011, we had deferred tax assets of $16.8 million after we recorded $44.9 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

As a result of the losses incurred in 2009, 2010, and 2011, the Company was and is in a three-year cumulative pretax loss position. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a deferred tax asset from a forecast of future taxable income. We also considered all positive and negative evidence including the impact of recent operating results, reversal of existing taxable temporary differences, tax planning strategies and projected earnings with the statutory tax loss carryover period. This process required significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our deferred tax assets were not more likely than not to be realized (due to operating results or other factors), the required valuation allowance could adversely affect our financial position and results of operation thereby negatively affecting our stock price.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382 of the Internal Revenue Code (“Section 382”). The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. Our sales of common stock in April 2010 increased the risk of a possible future change in control under Section 382. As discussed further below, we have adopted an amendment to our Amended and Restated Articles of Incorporation that is intended to help preserve our net operating losses, however, such amendment may not be effective.

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

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and similar risks of the asset. As of December 31, 2011 and 2010, respectively, 44.0 percent and 47.7 percent of our loan portfolio were comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2011, we recorded $2.0 million in provisioning for losses, compared to additions of $31.7 million in 2010 and $124.8 million in 2009, in part reflecting collateral evaluations in response to recent changes in the market values of land collateralizing acquisition and development loans.

Pursuant to the formal agreement that Seacoast National entered into with the OCC, Seacoast National adopted and implemented a written commercial real estate concentration risk management program. We have continued to reduce our exposure to commercial real estate; however, there is no guarantee that the program will effectively reduce our concentration in commercial real estate.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are also other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.

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

Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and deterioration in credit markets.

The Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our regulatory compliance burden and associated costs or otherwise adversely affect our business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.

The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued. The Dodd-Frank Act addresses a number of issues, including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance. The Dodd-Frank Act established a new, independent CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the CFPB.

The Dodd-Frank Act will increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures. The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations. For a more detailed description of the Dodd-Frank Act, see “Item 1. Business — Supervision and Regulation.”

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

We participated in the FDIC’s Temporary Liquidity Guarantee Program (“TLG”) for noninterest-bearing transaction deposit accounts that was extended and expired December 31, 2010. Institutions that participated in the program were required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC.

Increased premiums and TLG assessments charged by the FDIC increased our noninterest expenses for 2011, 2010 and 2009.

Under the Dodd-Frank Act, unlimited deposit insurance coverage on noninterest bearing transaction accounts to all FDIC insured institutions was approved through December 31, 2012. Unlike the TLG program, the Dodd-Frank provisions apply at all FDIC insured institutions and will cover only traditional checking accounts that do not pay interest. As of April 1, 2011, the FDIC implemented its new calculation methodology for insurance assessments, applying revised risk category ratings for calculating assessments to total assets less Tier 1 risk-based capital. Deposits will no longer be utilized as the primary base and the base assessment rates will vary depending on the DIF reserve ratio. We have not experienced any negative impact to our consolidated financial statements as a result of the new method.

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

The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the Warrant, which we refer to as the TARP Assistance Period. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

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

The Federal Reserve has proposed guidelines on executive compensation. The FDIC also has proposed a rule to incorporate employee compensation factors into the risk assessment system which would adjust risk-based deposit insurance assessment rates if the design of certain compensation programs does not satisfy certain FDIC goals to prevent executive compensation from encouraging undue risk-taking. In addition, the Dodd-Frank Act also requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets. Further, in June, 2010, the Federal Reserve, the OCC, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation

These provisions and any future rules issued by the Treasury, the Federal Reserve and the FDIC or any other regulatory agencies could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

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

Our continued participation in the TARP CPP may adversely affect our ability to retain customers, attract investors, compete for new business opportunities and retain high performing employees.

Several financial institutions which participated in the TARP CPP have, or are in the process of, repurchasing the preferred stock and repurchasing or auctioning the warrant issued to the Treasury as part of the TARP CPP. We have not requested approval to repurchase the preferred stock and Warrant from the Treasury. In order to repurchase one or both securities, in whole or in part, we must establish that we have satisfied all of the conditions to repurchase, and there can be no assurance that we will be able to repurchase these securities from the Treasury.

Our customers, employees, counterparties in our current and future business relationships, and the media may draw negative implications regarding the strength of Seacoast as a financial institution based on our continued participation in the TARP CPP following the exit of certain of our competitors and other financial institutions. Any such negative perceptions may impair our ability to effectively compete with other financial institutions for business. In addition, because we have not yet repurchased the Treasury’s TARP CPP investment, we remain subject to the restrictions on incentive compensation contained in the ARRA and its implementing regulations. Financial institutions which have repurchased the Treasury’s CPP investment are relieved of these restrictions. Due to these restrictions, we may not be able to successfully compete with financial institutions that have repurchased the Treasury’s investment to retain and attract high performing employees. If this were to occur, our business, financial condition and results of operations may be adversely affected, perhaps materially.

Federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

The Federal Reserve and the OCC periodically conduct examinations of our business and Seacoast National’s business, including for compliance with laws and regulations, and the Bank also may be subject to CFPB participation in its regulatory examinations in the future as discussed in the “Supervision and Regulation” section above. If, as a result of an examination, the Federal Reserve, the OCC and/or the CFPB were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our or Seacoast National’s operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or guideline in effect from time to time, the regulators may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against our officers or directors or to remove officers and directors.

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

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the SEC, the FDIC, Nasdaq, the Treasury (since 2008) and the CFPB. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets and securities and insurance regulators. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. These changes, if adopted, could require us to maintain more capital, liquidity and risk controls which could adversely affect our growth, profitability and financial condition.

We are subject to internal control reporting requirements that increase compliance costs and failure to comply with such requirements could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We are also subject to a number of disclosure and reporting requirements as a result of our participation in the TARP CPP. The SEC also has proposed a number of new rules or regulations requiring additional disclosure, such as lower-level employee compensation. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems provided both internally and externally to conduct our business. Any failure, interruption or breach in security of these systems (such as a spike in transaction volume, a cyber attack or other unforeseen events) could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures and service level agreements designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. While we maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, However, we cannot assure that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing or experiencing a cyber attack. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, including remediation costs and increased protection costs, any of which could have a material adverse effect on our financial condition and results of operations.

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

While we currently seek continued organic growth, as our earnings and capital position improve, we may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Risks Related to our Common Stock

We may issue additional shares of common or preferred stock, which may dilute the interests of our shareholders and may adversely affect the market price of our common stock.

We are currently authorized to issue up to 300 million shares of common stock, of which 94,686,801 shares were outstanding as of December 31, 2011, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. During the second quarter of 2010, the Company raised $47.1 million in capital through the issuance of Series B convertible preferred stock. The Series B preferred stock was converted into 34,465,348 shares of common stock five days after approval by our shareholders at the annual shareholders’ meeting on June 22, 2010. Subject to certain Nasdaq requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Certain purchasers of our common stock under our previous dividend reinvestment and stock purchase plan (“DRSPP”) may be entitled to rescind their purchases.

As a result of an administrative error, sales of 19,358 shares of our common stock under the DRSPP between September 23, 2009 and July 29, 2011, which represented 0.02% of our outstanding shares of common stock as of December 31, 2011, may have been made after the expiration of the applicable registration statement. As a result those sales may not have complied with the registration requirements of applicable securities laws, making them unregistered shares. We received only $33,392 in aggregate proceeds from these sales. A number of remedies may be available to DRSPP participants who acquired shares during that period, including a right to rescind their purchases to receive the full price paid by the DRSPP participants, plus interest. No dividends have been paid during this time. Those DRSPP participants who purchased unregistered shares pursuant to the DRSPP during this time frame and whose unregistered shares have fallen in value since the date of purchase could have an incentive to seek such a rescission. The number of shares and dollar amounts involved are immaterial from a financial point of view, but the sale of unregistered shares could subject us to regulatory sanctions by the SEC or other regulatory authorities that might result in the imposition of civil penalties or a rescission offering. Although we do not expect any such actions to have a material adverse effect on us, we are unable to predict the full consequences of these events and regulatory actions.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share, and the Warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid accumulate and are payable when paying dividends is resumed. Shares of Series A Preferred Stock also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant is exercised. The shares of common stock underlying the Warrant represent approximately 0.6 percent of the shares of our common stock outstanding as of December 31, 2011 (including the shares issuable upon exercise of the Warrant in our total outstanding shares). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to elect two directors to our board of directors until all accrued but unpaid dividends have been paid. We are current with regards to our dividend payments on the Series A Preferred Stock. Other than the right to elect directors, except as required by law, holders of the Series A Preferred Stock have the following limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3 percent of the shares of Series A Preferred Stock outstanding is required for:

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

Adjacent to the main office, Seacoast National leases approximately 21,400 square feet of office space to house operational departments, consisting primarily of information systems and retail support. Seacoast National owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, and providing tellers and other customer service personnel with access to customers’ records. In addition, Seacoast National owns an operations center situated on 1.44 acres in a 4,939 square foot building in Okeechobee, Florida; during 2010, 1.81 acres of vacant land adjacent to the Okeechobee operations center was sold. Our PGA Blvd. branch is utilized as a disaster recovery site should natural disasters or other events preclude use of Seacoast National’s primary operations center.

Seacoast currently operates its Seacoast Marine Finance Division in a 2,009 square foot leased facility in Ft. Lauderdale, Florida, a 430 square foot leased space in Alameda, California and a 1,200 square foot leased space in Newport Beach, California.

Seacoast National maintained approximately 39 branch offices in Florida at December 31, 2011. As of December 31, 2011, the net carrying value of branch offices of Seacoast National (excluding the main office) was approximately $26.6 million. Seacoast National’s branch offices are generally described as follows:

Branch Office	Year Opened	Square Feet	Owned/Leased
Jensen Beach 1000 N.E. Jensen Beach Blvd. Jensen Beach, FL 34957	1977	1,920	Owned
East Ocean 2081 S.E. U.S. Highway 1 Stuart, FL 34996	1978 (relocated in 1995)	2,300	Owned
Cove Road 5755 S.E. U.S. Highway 1 Stuart, FL 34997	1983	3,450	Leased
Hutchinson Island 4392 N.E. Ocean Blvd. Jensen Beach, FL 34957	1984	4,000	Leased
Westmoreland 1108 S.E. Port St. Lucie Blvd. Port St. Lucie, FL 34952	1985 (relocated in 2008)	4,468 (with 1,179 leased to tenants)	Owned building located on leased land
Wedgewood Commons 3200 U.S. Highway 1 Stuart, FL 34997	1988 (relocated in 2009)	5,477 (with 2,641 leased to tenants)	Owned building located on leased land.
Bayshore 247 S.W. Port St. Lucie Blvd. Port St. Lucie, FL 34984	1990	3,520	Leased
Hobe Sound 11711 S.E. U.S. Highway 1 Hobe Sound, FL 33455	1991	8,000 (with 1,225 leased to tenants)	Owned
Fort Pierce 1901 South U.S. Highway 1 Fort Pierce, FL 34950	1991 (relocated in 2008)	5,477 (2,641 leased to tenants)	Owned building located on leased land
Martin Downs 2601 S.W. High Meadow Ave. Palm City, FL 34990	1992	3,960	Owned
Tiffany 9698 U.S. Highway 1 Port St. Lucie, FL 34952	1992	8,250	Owned
Vero Beach 1206 U.S. Highway 1 Vero Beach, FL 32960	1993	3,300	Owned
Cardinal 2940 Cardinal Dr. Vero Beach, FL 32963	1993 (relocated in 2008)	5,435	Leased

St. Lucie West 1100 S.W. St. Lucie West Blvd. Port St. Lucie, FL 34986	1994 (relocated in 1997)	4,320	Leased
Sebastian Wal-Mart 2001 U.S. Highway 1 Sebastian, FL 32958	1996	865	Leased
South Vero Square 752 U.S. Highway 1 Vero Beach, FL 32962	1997	3,150	Owned
Oak Point 3730 7th Terrace Vero Beach, FL 32960	1997	5,619 (with 2,030 sublet to tenants)	Leased
Vero Wal-Mart Route 60 5555 20th Street Vero Beach, FL 32966	1997	750	Leased
Sebastian West 1110 Roseland Rd. Sebastian, FL 32958	1998	3,150	Owned
Jensen West 4151 N.W. U.S. Highway 1 Jensen Beach, FL 34957	2000	3,930	Leased
Tequesta 710 N. U.S. Highway 1 Tequesta, FL 33469	2003	3,500	Owned
Jupiter 585 W. Indiantown Rd. Jupiter, FL 33458	2004	2,881	Owned building located on leased land
Vero 60 West 6030 20th Street Vero Beach, FL 32966	2005	2,500	Owned
Downtown Orlando 65 N. Orange Ave. Orlando, FL 32801	2005	6,752	Leased
Maitland 541 S. Orlando Ave. Maitland, FL 32751	2005	4,536	Leased
Longwood 2101 W. State Rd. 434 Longwood, FL 32779	2005	4,596	Leased
PGA Blvd. 3001 PGA Blvd. Palm Beach Gardens, FL 33410	2006	13,454	Leased
South Parrott 1409 S. Parrott Ave. Okeechobee, FL 34974	2006	8,232	Owned
North Parrott 500 N. Parrott Ave. Okeechobee, FL 34974	2006	3,920	Owned
Arcadia 1601 E. Oak St. Arcadia, FL 34266	2006 (expanded in 2008)	3,256	Owned
Moore Haven 601 U.S. Highway 27 Moore Haven, FL 33471	2006	640	Leased

Wauchula 202 N. 6th Ave. Wauchula, FL 33873	2006	4,278	Leased
Clewiston 300 S. Berner Rd. Clewiston, FL 33440	2006	5,661	Owned
LaBelle 17 N. Lee St. LaBelle, FL 33935	2006	2,361	Owned
Lake Placid 199 U.S. Highway 27 North Lake Placid, FL 33852	2006	2,125	Owned
Viera – The Avenues 6711 Lake Andrew Dr. Viera, FL 32940	2007	5,999	Leased
Murrell Road 5500 Murrell Rd. Viera, FL 32940	2008	9,041 (with 2,408 leased to tenants and 1,856 to be leased)	Leased
Gatlin Boulevard 1790 S.W. Gatlin Blvd. Port St. Lucie, FL 34953	2008	5,300 (with 2,518 available for leasing)	Owned

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements in Our 2011 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this report.

No new or planned offices are projected to open over the remainder of 2012.

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

Item 4. Mine	Safety Disclosures

Not applicable.

Part II

Item 5. Market	For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of our common stock are entitled to one vote per share on all matters presented to shareholders as provided in our Amended and Restated Articles of Incorporation.

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“Nasdaq”). As of March 7, 2012 there were 94,705,727 shares of our common stock outstanding, held by approximately 1,756 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sale Price Per Share of Seacoast Common Stock		Quarterly Dividends Declared Per Share of Seacoast Common Stock
	High	Low
2010
First Quarter	$2.10	$1.35	$0.00
Second Quarter	2.57	1.21	0.00
Third Quarter	1.49	1.10	0.00
Fourth Quarter	1.55	1.10	0.00
2011
First Quarter	$1.94	$1.30	$0.00
Second Quarter	1.92	1.40	0.00
Third Quarter	1.77	1.26	0.00
Fourth Quarter	1.69	1.16	0.00

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

We needed prior Treasury approval to increase our quarterly cash dividends above $0.01 per common share through the earliest of (i) December 19, 2011, (ii) the date we redeem all shares of Series A Preferred Stock or (iii) the Treasury has transferred all shares of Series A Preferred Stock to non-affiliated third parties. Even though the December 19, 2011 criteria has been met and we are current in the payment of quarterly dividends on the Series A Preferred Stock, any dividends paid on our common stock would be declared and paid at the discretion of our board of directors and would be dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. We do not expect to pay dividends in the foreseeable future and expect to retain all earnings, if any, to support our capital adequacy and growth.

Additional information regarding restrictions on the ability of Seacoast National to pay dividends to us is contained in Note C of the “Notes to Consolidated Financial Statements” in our 2011 Annual Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Item 1. Business- Payments of Dividends” for information with respect to the regulatory restrictions on dividends.

Outstanding Warrants

Pursuant to the Purchase Agreement between us and the Treasury on December 19, 2008, we sold the Warrant to acquire 1,179,245 shares of our common stock to the U.S. Treasury and the exercise price of the Warrant is $6.36. Pursuant to the terms of the Warrant, as a result of the Company’s public offering in the third quarter of 2009, the number of shares under the Warrant was reduced by 50 percent to 589,623 shares. The Warrant will expire on December 19, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Item 6. Selected	Financial Data

Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2011 Annual Report and is incorporated herein by reference.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Financial Review — 2011 Management’s Discussion and Analysis” in the 2011 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

The narrative under the heading of “Market Risk” in the 2011 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading “Securities”, and the narrative under the heading “Interest Rate Sensitivity” in the 2011 Annual Report are incorporated herein by reference. The information regarding securities owned by usas set forth in Table 15, “Securities Held for Sale” and Table 16, “Securities Held for Investment,” in the 2011 Annual Report is incorporated herein by reference.

Item 8. Financial	Statements and Supplementary Data

The report of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements included in the 2011 Annual Report are incorporated herein by reference. “Quarterly Consolidated Income Statements” are included in the 2011 Annual Report and are incorporated herein by reference.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting which is included in Exhibit 23.1 to this report.

Change in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information.

None.

Part III

Item 10. Directors,	Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 — Election of Directors” and “Corporate Governance” in the 2012 Proxy Statement, as well as under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, incorporated herein by reference.

Item 11. Executive	Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Salary and Benefits Committee Report” and “Director Compensation” in the 2012 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2011.

Equity Compensation Plan Information

December 31, 2011

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2000 Plan (1)	535,311	$21.43	500,718
2008 Plan (2)	—	—	440,930
Employee Stock Purchase Plan (3)	—	—	103,101

TOTAL	535,311	$21.43	1,044,749

(1)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and awards of restricted stock or stock-based awards.
(2)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards.

(3)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 — Election of Directors” and “Security Ownership of Management and Certain Beneficial Holders” in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal	Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non-Management Audit Fees” in the 2012 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15. Exhibits,	Financial Statement Schedules

(a)(1)  List of all financial statements

The following consolidated financial statements and reports of independent registered public accounting firm of Seacoast, included in the 2011 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

Exhibit 3.1.1 Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed May 10, 2006.

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

Exhibit 3.1.6 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K/A, filed July 14, 2010.

Exhibit 3.1.7 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 25, 2010.

Exhibit 3.1.8 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 1, 2011.

Exhibit 3.2 Amended and Restated By-laws of the Corporation

Incorporated herein by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 21, 2007.

Exhibit 4.1 Specimen Common Stock Certificate

Incorporated herein by reference from the Company’s Form 10-K, dated March 28, 2003.

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

Exhibit 10.1 Amended and Restated Retirement Savings Plan*

Incorporated herein by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 15, 2011.

Exhibit 10.2 Amended and Restated Employee Stock Purchase Plan*

Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 27, 2009.

Exhibit 10.3 Dividend Reinvestment and Stock Purchase Plan

Incorporated by reference to the Company’s Form S-3 filed on November 9, 2011.

Exhibit 10.4 Executive Employment Agreement*

Dated January 18, 1994 between Dennis S. Hudson, III and the Bank, incorporated herein by reference from the Company’s Annual Report on Form 10-K, dated March 28, 1995.

Exhibit 10.5 Executive Employment Agreement*

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

Exhibit 10.10 Directors Deferred Compensation Plan*

Dated June 15, 2004, but effective July 1, 2004, incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 17, 2005.

Exhibit 10.11 Executive Employment Agreement*

Dated March 26, 2008 between O. Jean Strickland and the Bank and Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 26, 2008.

Exhibit 10.12 2008 Long-Term Incentive Plan*

Incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Form DEF 14A, filed March 18, 2008.

Exhibit 10.13 Letter Agreement

Dated December 19, 2008, between the Company and the United States Department of the Treasury incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.14 Formal Agreement

Dated December 16, 2008, between the Company and the Office of the Comptroller of the Currency incorporated herein by reference from Exhibit 10.4 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.15 Waiver of Senior Executive Officers*

Dated December 19, 2008, issued to the United Stated Department of the Treasury incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.16 Consent of Senior Executive Officers*

Dated December 19, 2008, issued to the United States Department of the Treasury incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.17 Form of 409A Amendment to Employment Agreements with Dennis S. Hudson, III,

William R. Hahl, A. Douglas Gilbert, O. Jean Strickland and H. Russell Holland, III*

Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2009.

Exhibit 10.18 Investment Agreement

Dated as of April 8, 2010, among Seacoast Banking Corporation of Florida and the investors named on the signature pages thereto, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K/A filed July 14, 2010.

Exhibit 13 2011 Annual Report.    The following portions of the 2011 Annual Report are incorporated herein by reference:

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

Exhibit 99.2 31 C.F.R. § 30.15 Certification of Chief Financial Officer

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders Equity, (v) the Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

(b)  Exhibits

The response to this portion of Item 15 is submitted under item (a)(3) above.

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

Date: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 14, 2012

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2012

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 14, 2012

/s/ John H. Crane John H. Crane, Director	March 14, 2012

/s/ T. Michael Crook T. Michael Crook, Director	March 14, 2012

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr, Director	March 14, 2012

/s/ Robert B. Goldstein Robert B. Goldstein, Director	March 14, 2012

Date

/s/ Roger Goldman Roger Goldman, Director	March 14, 2012

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 14, 2012

/s/ Dale M. Hudson Dale M. Hudson, Director	March 14, 2012

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 14, 2012

/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 14, 2012

/s/ Edwin E. Walpole, III Edwin E. Walpole, III, Director	March 14, 2012