Form 10-K/A
period 2011-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2012-03-26
CIK 730708

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

EXPLANATORY NOTE

Seacoast Banking Corporation of Florida (“Seacoast”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (the “Original Form 10-K”). This Form 10-K/A is being filed solely to make the following changes to the information reported in the Original Form 10-:

•	Amend in Exhibit 13 under “Results of Operations—Net Interest Income”:
o	the total residential mortgage applications for first and third quarters of 2010 to $55 million and $76 million, and total applications for 2011 to $312 million;
o	the yield on earning assets in the fourth quarter 2011 to 4.04%,
o	the cost of average interest bearing liabilities for the fourth quarter 2011 to 0.77%,
o	the percent decrease in net interest income from 2009 to 2010 to approximately 10.0 percent;
•	Amend in Exhibit 13 under “Results of Operations—Noninterest Income” the total noninterest income for 2010 to $18,134,000, which was $639,000 or 3.7 percent higher than for 2009;
•	Amend in Exhibit 13 under “Results of Operations—Noninterest Expenses”
o	the expense for a special assessment in the second quarter 2009 to $976,000, and an increase in deposit insurance premiums of $1,948,000 in 2009,
o	the severance payments for 2011 and 2010 to $469,000 and $338,000;
•	Amend in Exhibit 13 under “Capital Resources” the Bank’s leverage ratio as of December 31, 2011 to 9.79.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For the convenience of the reader, this Form 10-K/A sets forth the full text of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in its entirety, as hereby amended. However, this Form 10-K/A amends only the items referenced above, and no other information in the Original Form 10-K is amended hereby. No other new exhibits are being filed herewith.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 14, 2012 and no attempt has been made in this Form 10-K/A to modify or update other disclosure as presented in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Exhibit 99.2 31 C.F.R. § 30.15 Certification of Chief Financial Officer

Exhibit 101 The following materials from Seacoast Banking Corporation of Florida’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders Equity, (v) the Notes to Condensed Consolidated Financial Statements. Incorporated herein by reference from Exhibit 101 to the Company’s Annual Report on Form 10-K, filed March 14, 2012.

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

Date: March 26, 2012