Form 10-K/A
period 2011-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2012-04-10
CIK 730708

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

EXPLANATORY NOTE

Seacoast Banking Corporation of Florida (“Seacoast”) is filing this Amendment No. 2 on Form 10-K/A (the “amended Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012 (the “Original Form 10-K”) and the Amendment No. 1 on Form 10K/A filed on March 26, 2012. This amended Form 10-K/A is being filed solely to file:

•	the signed report of Seacoast’s independent registered public accounting firm, KPMG LLP (“KPMG”), with KPMG’s conformed signature (Exhibit 13);
•	KPMG’s signed attestation report on Seacoast’s internal control over financial reporting with KPMG’s conformed signature (Exhibit 13); and
•	KPMG’s signed consent letter (Exhibit 23) with KPMG’s conformed signature.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this amended Form 10-K/A under Item 15 of Part IV hereof.

For the convenience of the reader, this amended Form 10-K/A sets forth the full text of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in its entirety, as hereby amended. However, this amended Form 10-K/A amends only the items referenced above, and no other information in the Original Form 10-K is amended hereby. No other new exhibits are being filed herewith.

This amended Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K on March 14, 2012 and no attempt has been made in this Form 10-K/A to modify or update other disclosure as presented in the Original Form 10-K. Accordingly, this amended Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Date: April 10, 2012