Form 10-Q
period 2012-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2012-05-10
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common Stock, $.10 Par Value – 94,717,432 shares as of March 31, 2012

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$37,652	$41,136
Interest bearing deposits with other banks	234,382	125,945

Total cash and cash equivalents	272,034	167,081
Securities:
Available for sale (at fair value)	574,615	648,362
Held for investment (fair values: $19,426 at March 31, 2012 and $20,487 at December 31, 2011)	18,801	19,977

TOTAL SECURITIES	593,416	668,339
Loans held for sale	8,214	6,795
Loans	1,216,392	1,208,074
Less: Allowance for loan losses	(24,455)	(25,565)

NET LOANS	1,191,937	1,182,509
Bank premises and equipment, net	34,151	34,227
Other real estate owned	15,530	20,946
Other intangible assets	2,088	2,289
Other assets	51,703	55,189

	$2,169,073	$2,137,375

LIABILITIES
Deposits	$1,737,459	$1,718,741
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	149,316	136,252
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	7,766	8,695

	1,998,151	1,967,298

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2012	December 31, 2011
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	47,809	47,497
Warrant for purchase of 589,625 shares of common stock at $6.36 per share	3,123	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 94,728,821 and outstanding 94,717,432 shares at March 31, 2012, and issued 94,693,002 and outstanding 94,686,801 shares at December 31, 2011	9,474	9,469
Other shareholders’ equity	110,516	109,988

TOTAL SHAREHOLDERS’ EQUITY	170,922	170,077

	$2,169,073	$2,137,375

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest and fees on loans	$14,774	$16,213
Interest and dividends on securities	4,359	3,723
Interest on interest bearing deposits and other investments	217	233

TOTAL INTEREST INCOME	19,350	20,169
Interest on deposits	1,949	2,940
Interest on borrowed money	759	773

TOTAL INTEREST EXPENSE	2,708	3,713

NET INTEREST INCOME	16,642	16,456
Provision for loan losses	2,305	640

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,337	15,816
Noninterest income
Other income	4,937	4,209
Securities gains, net	3,374	0

TOTAL NONINTEREST INCOME	8,311	4,209
TOTAL NONINTEREST EXPENSES	21,710	19,667

INCOME BEFORE INCOME TAXES	938	358
Provision for income taxes	0	0

NET INCOME	938	358
Preferred stock dividends and accretion of preferred stock discount	937	937

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1	$(579)

PER SHARE COMMON STOCK:
Net income (loss) diluted	$0.00	$(0.01)
Net income (loss) basic	0.00	(0.01)
Cash dividends declared	0.00	0.00
Average shares outstanding — diluted	94,394,906	93,458,692
Average shares outstanding — basic	93,618,129	93,458,692

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
NET INCOME	$938	$358

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale	289	(983)

COMPREHENSIVE INCOME (LOSS)	$1,227	$(625)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011

Cash flows from operating activities
Interest received	$20,470	$19,610
Fees and commissions received	4,855	4,244
Interest paid	(3,063)	(3,621)
Cash paid to suppliers and employees	(18,566)	(17,377)
Origination of loans held for sale	(32,266)	(31,106)
Proceeds from loans held for sale	30,847	40,530
Net change in other assets	(530)	942

Net cash provided by operating activities	1,747	13,222
Cash flows from investing activities
Maturities of securities available for sale	28,639	32,591
Maturities of securities held for investment	1,623	1,984
Proceeds from sale of securities available for sale	111,717	2,135
Purchases of securities available for sale	(60,818)	(114,559)
Purchase of securities held for investment	(500)	(1,526)
Net new loans and principal repayments	(13,367)	10,993
Proceeds from the sale of other real estate owned	5,274	5,014
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	0	563
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(6)	0
Additions to bank premises and equipment	(569)	(279)

Net cash (used in) provided by investing activities	71,993	(63,084)
Cash flows from financing activities
Net increase in deposits	18,723	48,983
Net increase in federal funds purchased and repurchase agreements	13,064	16,972
Stock based employee benefit plans	51	40
Dividends paid	(625)	0

Net cash provided (used in) financing activities	31,213	65,995

Net increase in cash and cash equivalents	104,953	16,133
Cash and cash equivalents at beginning of period	167,081	211,405

Cash and cash equivalents at end of period	$272,034	$227,538

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Reconciliation of net income to net cash provided by operating activities
Net income	$938	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	668	753
Amortization of premiums and discounts on securities, net	973	479
Other amortization and accretion, net	93	(394)
Change in loans held for sale, net	(1,419)	9,424
Provision for loan losses	2,305	640
Gains on sale of securities	(3,374)	0
Gains on sale of loans	(163)	(85)
Losses on sale and write-downs of other real estate owned	2,039	449
Losses on disposition of fixed assets	2	3
Change in interest receivable	255	(433)
Change in interest payable	(355)	93
Change in prepaid expenses	680	962
Change in accrued taxes	214	52
Change in other assets	(530)	942
Change in other liabilities	(579)	(21)

Net cash provided by operating activities	$1,747	$13,222

Supplemental disclosures of non-cash investing activities:
Fair value adjustment to securities	$470	$(1,601)
Transfer from loans to other real estate owned	1,964	2,416
Matured securities recorded as a receivable	763	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

NOTE B — RECENT ACCOUNTING STANDARDS

Future Application of Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 1,117,000 and 1,125,000 related to stock options, stock settled appreciation rights and warrants for each of the periods ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011

Basic:
Net income (loss) available to common shareholders	$1	$(579)
Average basic shares outstanding	93,618,129	93,458,692

Basic (loss) EPS	$0.00	$(0.01)

Diluted:
Net income (loss) available to common shareholders	$1	$(579)
Average shares basic outstanding	93,618,129	93,458,692
Employee restricted stock	776,777	0

Average diluted shares outstanding	94,394,906	93,458,692

Diluted (loss) EPS	$0.00	$(0.01)

NOTE D — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at March 31, 2012 and 2011 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Available for sale securities (3)	$574,615	$1,718	$572,897	$—
Loans available for sale	8,214	—	8,214	—
Loans (1)	33,108	—	11,714	21,394
Other real estate owned (2)	15,530	—	2,390	13,140

March 31, 2011
Available for sale securities (3)	$514,150	$4,208	$509,942	$—
Loans available for sale	3,095	—	3,095	—
Loans (1)	47,781	—	11,709	36,072
Other real estate owned (2)	24,111	—	2,361	21,750

(1)	See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note H for further detail of fair value of individual investment categories.

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

During the quarters ended March 31, 2012 and 2011 there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 transfers in totaled $13.1 million for the first quarter of 2012. For 2012, transfers out consisted of charge-offs of $0.6 million, and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaling $0.5 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reporting periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first quarter of 2012, transfers out totaled $5.9 million, consisting of valuation write-downs of $1.2 million and sales of $4.7 million, and transfers in consisted of foreclosed loans totaling $0.6 million.

The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$272,034	$272,034	$227,538	$227,538
Securities	593,416	594,041	539,985	539,967
Loans, net	1,191,937	1,206,948	1,191,030	1,205,261
Loans held for sale	8,214	8,214	3,095	3,095

Financial Liabilities
Deposit liabilities	1,737,459	1,740,367	1,686,210	1,692,698
Borrowings	199,316	204,499	165,185	168,588
Subordinated debt	53,610	32,166	53,610	17,200

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2012 and 2011:

Cash and cash equivalents: The carrying amount was used as a reasonable estimate of fair value.

Securities: U.S. Treasury securities are reported at fair value utilizing level 1 inputs. Other securities classified as available for sale are reported at fair value utilizing level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and a bond’s terms and conditions, among other things.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third party sources or derived using internal models.

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

NOTE E — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES

During the three months ending March 31, 2012, the total of newly identified TDRs was $2.9 million, of which $0.1 million were accruing construction and land development loans and $2.1 million were accruing residential real estate mortgages. Loans modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

The Company’s TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements.

When a loan is modified as a TDR, there is not a direct, material impact on the loans within the consolidated Balance Sheet, as principal balances are generally not forgiven. All loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with Company policy.

The following table presents loans that were modified within the three months ended March 31, 2012:

(Dollars in thousands) Troubled Debt Restructurings Modified	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
Construction and land development	1	$70	$64	$0	$6
Residential real estate	10	2,054	1,966	0	88
Commercial real estate	0	0	0	0	0
Commercial and financial	1	46	44	0	2
Consumer	0	0	0	0	0

Total	12	$2,170	$2,074	$0	$96

Accruing loans that were restructured within the twelve months preceding March 31, 2012 and defaulted during the three months ended March 31, 2012 are presented in the table below. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

	2012
(Dollars in thousands) Troubled Debt Restructurings Defaulted	Number of Contracts	Recorded Investment
Construction and land development	1	$37

Total	1	$37

As of March 31, 2012 and December 31, 2011, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	March 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,571	$2,290	$0
Commercial real estate	8,220	13,248	0
Residential real estate	8,963	13,227	0
Commercial and financial	10	11	0
Consumer	508	557	0
Impaired Loans with an Allowance Recorded:
Construction and land development	3,848	4,177	532
Commercial real estate	46,592	47,147	3,468
Residential real estate	29,039	29,437	4,069
Commercial and financial	0	0	0
Consumer	659	667	123
Total:
Construction and land development	5,419	6,467	532
Commercial real estate	54,812	60,395	3,468
Residential real estate	38,002	42,664	4,069
Commercial and financial	10	11	0
Consumer	1,167	1,224	123

	$99,410	$110,761	$8,192

	December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,616	$2,431	$0
Commercial real estate	19,101	22,219	0
Residential real estate	9,128	13,442	0
Commercial and financial	16	16	0
Consumer	481	523	0
Impaired Loans with an Allowance Recorded:
Construction and land development	3,777	4,131	375
Commercial real estate	39,199	39,824	3,385
Residential real estate	26,140	26,940	3,099
Commercial and financial	101	101	8
Consumer	578	584	112
Total:
Construction and land development	5,393	6,562	375
Commercial real estate	58,300	62,043	3,385
Residential real estate	35,268	40,382	3,099
Commercial and financial	117	117	8
Consumer	1,059	1,107	112

	$100,137	$110,211	$6,979

As of the three months ended March 31, 2012 and 2011, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,601	$1	$3,601	$10
Commercial real estate	15,474	13	23,639	95
Residential real estate	9,073	2	9,348	4
Commercial and financial	14	0	3,071	0
Consumer	490	0	172	0
Impaired Loans with an Allowance Recorded:
Construction and land development	3,801	31	28,499	38
Commercial real estate	41,663	399	40,715	484
Residential real estate	27,106	216	27,227	235
Commercial and financial	67	0	169	1
Consumer	605	7	1,038	7
Total:
Construction and land development	5,402	32	32,100	48
Commercial real estate	57,137	412	64,354	579
Residential real estate	36,179	218	36,575	239
Commercial and financial	81	0	3,240	1
Consumer	1,095	7	1,210	7

	$99,894	$669	$137,479	$874

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2012 and December 31, 2011, accruing TDRs totaled $57.7 million and $71.6 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the quarter ended March 31, 2012 and 2011, the Company recorded $669,000 and $874,000, respectively, in interest income on impaired loans.

Transactions in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance

Construction & land development	$1,883	$(159)	$(230)	$15	$(215)	$1,509
Commercial real estate	11,477	1,645	(2,287)	76	(2,211)	10,911
Residential real estate	10,966	864	(1,054)	50	(1,004)	10,826
Commercial and financial	402	78	(97)	34	(63)	417
Consumer	837	(123)	(13)	91	78	792

	$25,565	$2,305	$(3,681)	$266	$(3,415)	$24,455

	March 31, 2011
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance

Construction & land development	$7,214	$(1,558)	$(1,850)	$306	$(1,544)	$4,112
Commercial real estate	18,563	(1,226)	(581)	11	(570)	16,767
Residential real estate	10,102	3,275	(1,923)	76	(1,847)	11,530
Commercial and financial	480	172	0	87	87	739
Consumer	1,385	(23)	(182)	25	(157)	1,205

	$37,744	$640	$(4,536)	$505	$(4,031)	$34,353

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance as of March 31, 2012 and 2011 is shown in the table below:

	March 31, 2012
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance

Construction & land development	$5,419	$532	$48,599	$977	$54,018	$1,509
Commercial real estate	54,812	3,468	451,748	7,443	506,560	10,911
Residential real estate	38,002	4,069	512,261	6,757	550,263	10,826
Commercial and financial	10	0	54,551	417	54,561	417
Consumer	1 167	123	49,823	669	50,990	792

	$99,410	$8,192	$1,116,982	$16,263	$1,216,392	$24,455

	March 31, 2011
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance

Construction & land development	$29,799	$2,068	$45,919	$2,044	$75,718	$4,112
Commercial real estate	75,488	5,380	451,732	11,387	527,220	16,767
Residential real estate	36,489	4,142	483,764	7,388	520,253	11,530
Commercial and financial	300	199	51,220	540	51,520	739
Consumer	1,092	87	49,580	1,118	50,672	1,205

	$143,168	$11,876	$1,082,215	$22,477	$1,225,383	$34,353

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

NOTE G: EQUITY CAPITAL

During March 2012, the U.S. Treasury conducted an auction for sale of their investment in six banks in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), including their $50 million investment in Seacoast. The U.S. Treasury was successful in selling all of its investment in the Company’s Series A Preferred Stock. We continue to view this capital as an important component of our capital structure. The U.S. Treasury retains it rights to the warrant for purchase of 589,625 shares of common stock at $6.36 per share.

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At March 31, 2012, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.

NOTE H: SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,699	$19	$—	$1,718
Mortgage-backed securities of U.S Government Sponsored Entities	151,891	3,010	(114)	154,787
Collateralized mortgage obligations of U.S. Government Sponsored Entities	336,313	6,033	(258)	342,088
Private collateralized mortgage obligations	74,630	867	(634)	74,863
Obligations of state and political subdivisions Other	1,097	62	—	1,159

	$565,630	$9,991	$(1,006)	$574,615

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$8,943	$—	$(127)	$8,816
Private collateralized mortgage obligations	1,697	39	—	1,736
Obligations of state and political subdivisions	6,661	677	—	7,338
Other	1,500	36	—	1,536

	$18,801	$752	$(127)	$19,426

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,699	$25	$—	$1,724
Mortgage-backed securities of Government Sponsored Entities	135,665	2,819	(37)	138,447
Collateralized mortgage obligations of Government Sponsored Entities	428,139	9,111	(316)	436,934
Private collateralized mortgage obligations	73,247	330	(3,487)	70,090
Obligations of state and political subdivisions	1,097	70	—	1,167

	$639,847	$12,355	$(3,840)	$648,362

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of Government Sponsored Entities	$10,475	$—	$(136)	$10,339
Private collateralized mortgage obligations	1,840	40	—	1,880
Obligations of state and political subdivisions	6,662	570	—	7,232
Other	1,000	36	—	1,036

	$19,977	$646	$(136)	$20,487

Proceeds from sales of securities during the three month period ended March 31, 2012 were $111,717,000 with gross gains of $3,374,000 and gross losses of $0. No sales of securities occurred during the three month period ended March 31, 2011.

Securities with a carrying value of $84,489,000 and fair value of $84,526,000 at March 31, 2012 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $149,507,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$—	$—	$499	$505
Due after one year through five years	127	127	1,405	1,434
Due after five years through ten years	1,503	1,629	892	938
Due after ten years	5,031	5,582	—	—

	6,661	7,338	2,796	2,877
Mortgage-backed securities of Government Sponsored Entities	—	—	151,891	154,787
Collateralized mortgage obligations of Government Sponsored Entities	8,943	8,816	336,313	342,088
Private collateralized mortgage obligations	1,697	1,736	74,630	74,863
No contractual maturity	1,500	1,536	—	—

	$18,801	$19,426	$565,630	$574,615

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Mortgage-backed securities of U.S. Government Sponsored Entities	$23,601	$(114)	$—	$—	$23,601	$(114)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	61,337	(385)	—	—	61,337	(385)
Private collateralized mortgage obligations	9,315	(150)	26,778	(484)	36,093	(634)

Total temporarily impaired securities	$94,253	$(649)	$26,778	$(484)	$121,031	$(1,133)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$18,800	$(37)	$—	$—	$18,800	$(37)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	59,913	(452)	—	—	59,913	(452)
Private collateralized mortgage obligations	32,615	(2,001)	27,282	(1,486)	59,897	(3,487)

Total temporarily impaired securities	$111,328	$(2,490)	$27,282	$(1,486)	$138,610	$(3,976)

Approximately $0.6 million of $1.1 million of the unrealized losses at March 31, 2012 pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $36.1 million as of March 31, 2012 and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2012, the Company also had $0.5 million of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $84.9 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of March 31, 2012, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2012.

Included in other assets was $12.0 million at March 31, 2012 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2012, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $12.0 million of cost method investment securities.

NOTE I: INCOME TAXES

The tax provision for net income for the first three months of 2012 totaled $399,000. An adjustment to the deferred tax valuation allowance was recorded in a like amount. The Company has recorded net deferred tax assets (“DTA”) of $16.6 million at March 31, 2012. Although realization is not assured, management believes that realization of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASU 740 Income Taxes. Should the economy show improvement and the Company’s credit losses continue to moderate prospectively, as the Company continues to generate taxable income, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At March 31, 2012 the Company has approximately $44.5 million in its deferred tax valuation allowance allocated to its deferred tax assets, primarily net operating loss carryforwards.

NOTE J - LOANS

Information relating to loans as of March 31, 2012 and December 31, 2011 is summarized as follows:

	2012	2011
	(In thousands)
Construction and land development	$54,018	$49,184
Commercial real estate	506,560	508,353
Residential real estate	550,263	546,246
Commerical and financial	54,561	53,105
Consumer	50,789	50,611
Other	201	575

NET LOAN BALANCES	$1,216,392	$1,208,074

(1)	Net loan balances as of March 31, 2012 and December 31, 2011 are net of deferred costs of $1,671,000 and $1,632,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011:

March 31, 2012

(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables

Construction and land development	$299	$49	$—	$2,236	$51,434	$54,018
Commercial real estate	3,810	—	—	24,511	478,239	506,560
Residential real estate	2,569	609	29	14,268	532,788	550,263
Commerical and financial	—	—	—	10	54,551	54,561
Consumer	75	72	—	691	49,951	50,789
Other	—	—	—	—	201	201

Total	$6,753	$730	$29	$41,716	$1,167,164	$1,216,392

December 31, 2011

(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables

Construction and land development	$6	$215	$—	$2,227	$46,736	$49,184
Commercial real estate	836	—	—	13,120	494,397	508,353
Residential real estate	2,979	607	—	12,555	530,105	546,246
Commerical and financial	80	—	—	16	53,009	53,105
Consumer	246	74	—	608	49,683	50,611
Other	—	—	—	—	575	575

Total	$4,147	$896	$—	$28,526	$1,174,505	$1,208,074

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful” and these loans are monitored on an ongoing basis. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as substandard may require a specific allowance, but generally does not exceed 30% of the principal balance. Loans classified as Doubtful, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans classified as doubtful generally have specific allowances in excess of 30% of the principal balance. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.

The following table presents the risk category, class of loans and the recorded investment as of March 31, 2012 and December 31, 2011:

March 31, 2012

	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
(Dollars in thousands)
Pass	$47,441	$391,748	$507,429	$53,019	$49,604	$1,049,241
Special mention	1,109	43,414	4,776	1,327	—	50,626
Substandard	49	16,586	84	205	220	17,144
Doubtful	—	—	—	—	—	—
Nonaccrual	2,236	24,511	14,268	10	691	41,716
Troubled debt restructures	3,183	30,301	23,706	—	475	57,665

	$54,018	$506,560	$550,263	$54,561	$50,990	$1,216,392

December 31, 2011

	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
(Dollars in thousands)
Pass	$42,899	$387,161	$505,316	$51,375	$49,299	$1,036,050
Special mention	802	57,334	5,529	1,445	523	65,633
Substandard	90	5,558	133	168	305	6,254
Doubtful	—	—	—	—	—	—
Nonaccrual	2,227	13,120	12,555	16	608	28,526
Troubled debt restructures	3,166	45,180	22,713	101	451	71,611

	$49,184	$508,353	$546,246	$53,105	$51,186	$1,208,074

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2012

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

EARNINGS OVERVIEW

Recent years have been difficult for the U.S. economy and for the financial services industry. The Company’s earnings have been negatively impacted by higher credit costs, primarily the result of loan portfolio pressure stemming from ongoing deterioration in real estate values, as well as increasing unemployment and other factors. Located in Florida, our markets have experienced property value declines, which began in late 2007 and continued through 2011. While the Company did not have material exposure to many of the issues that originally plagued the industry (e.g., sub-prime loans, structured investment vehicles and collateralized debt obligations), the Company’s exposure to construction and land development and the residential housing sector pressured its loan portfolio, resulting in increased credit costs and foreclosed asset expenses. As the economic downturn continued, consumer confidence and weak economic conditions began to impact areas of the economy outside of the housing sector and restrained new loan demand from credit worthy borrowers. Throughout this difficult operating environment, the Company has been proactively positioning its business for growth by aggressively focusing on improving credit quality, de-risking the overall loan portfolio, disposing of problem assets, and focusing on growing core deposits.

During 2011 and into 2012, we made good progress pursuing our strategic plan, even though there were significant headwinds from the operating and interest rate environment. We began to see positive results in our effort to return to profitability. Specifically, revenue grew and net interest income increased, as a result of increased loan production and deposit growth. Noninterest income also increased, as a result of growth in key activities such as mortgage banking gains, and fees earned from increased households and business deposit relationships. These successes were a direct result of implementing the strategic plan adopted by our board of directors three years ago. In 2011 and the beginning months of 2012, improved tactical execution and our improved condition supported better growth for both consumer household and commercial relationships.

The Company has improved the risk profile of its balance sheet by increasing capital, maintaining appropriate reserves, and reducing the concentrations of higher risk commercial real estate loans. The same disciplined approach we used to bring down credit risk on our balance sheet in order to restore earnings is now supporting the execution of our growth plan. We believe our targeted plan to grow our consumer and commercial franchise is the best way to build shareholder value going forward.

As a result of these efforts, the Company reported net income of $938,000 for the first quarter of 2012, compared to $358,000 a year ago. Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for the first quarter of 2012 totaled $1,000 or $0.00 per average common diluted share, an improvement when compared to losses in 2010 for the first quarter of $579,000 or $0.01 per average common diluted share, and compared to income of $1,611,000 or $0.02 per average common diluted share for the fourth quarter of 2011. The better performance for the first quarter of 2012 reflects our determination in tackling risk exposures over that past couple years while planning for growth prospectively.

The net interest margin decreased 9 basis points during the first quarter of 2012 from the fourth quarter of 2011, and was lower by 15 basis points from the first quarter 2011’s margin. Higher cash liquidity, and lower loan and investment security yields have been partially offset by improved loan quality and a larger investment securities portfolio, although one larger loan moving to nonaccrual impacted the first quarter of 2012. The Company has continued to benefit from lower rates paid for interest bearing liabilities. The Company has improved its acquisition, retention and mix of deposits and this has resulted in lower funding costs and improved profitability. The average cost of interest bearing liabilities was 0.68 percent for the first quarter of 2012, compared to 0.77 percent for the fourth quarter of 2011, and was 30 basis points lower compared to the first quarter of 2011. Loans and other investments (an interest bearing deposit at the Federal Reserve Bank) as a percentage of average earning assets increased and securities decreased during the first quarter of 2012, compared to the fourth quarter of 2011, with securities sales transacted during the quarter to convert unrealized gains and reduced interest rate risk in the portfolio to realized. The yield on earning assets decreased by 17 basis points during the first quarter of 2012, compared to the fourth quarter of 2011, and was 39 basis points lower than for the first quarter of 2011. Loan demand has been better during the first quarter of 2012 but is expected to continue to be challenging, and may impede improvement to the yield on earning assets. Prospectively, our focus will be on continuing to improve our deposit mix and adding to our loan balances to offset potential lower yields.

Noninterest income (excluding securities gains) totaled $4.9 million for the first quarter of 2012, compared to $4.2 million and $4.8 million for the first and fourth quarters of 2011, respectively. Mortgage banking revenues increased $228,000 compared to the first quarter of 2011 with improved stability in home prices, increased service release premiums and improved transaction flow resulting in higher income. Revenue from wealth management services were $36,000 lower but service charges on deposits were $19,000 higher when compared to first quarter 2011 as were improved results in debit card income, greater by $180,000 for the first quarter of 2012. Service charges and fees derived from customer relationships increased as a result of more accounts and households as a result of the retail deposit growth strategy. Marine finance fees were $32,000 higher than in the first quarter of 2011. Consumer activity and spending has improved, affected by economic conditions getting better and directly affecting many of the Company’s fee-based business activities.

Noninterest expenses increased by $1.8 million versus fourth quarter 2011’s result and were $2.0 million higher when compared to the first quarter of 2011. The largest increases from the fourth and first quarters of 2011 were primarily in assets dispositions expense and losses on other real estate owned and repossessed assets, increasing by $1.0 million from each quarter, respectively, on an aggregate basis. Overhead related to salaries and wages, the largest component of overall overhead, was $246,000 lower compared to the fourth quarter of 2011 and were $504,000 higher versus first quarter 2011’s result. While base salaries increased $199,000 or 3.3 percent, a larger portion of the rise in salaries and wages was related to commissions and incentives, up $262,000 or 37.0 percent compared to first quarter 2011, principally related to increased revenue.

Higher provisioning for loan losses for the first quarter of 2012 of $2.3 million, compared to $0.6 million for the first quarter of 2011. Provision for loans losses for the first quarter of 2012 was higher as a result of a specific allowance of $2.1 million directly related to the single larger loan moved to nonaccrual in the first quarter 2012. The allowance for loan losses to loans outstanding ratio at March 31, 2012 was 2.01 percent.

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

Allowance and Provision for Loan Losses

The information contained on pages 33-35 and 41-52 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale

At March 31, 2012, outstanding securities designated as available for sale totaled $574,615,000. The fair value of the available for sale portfolio at March 31, 2012 was more than historical amortized cost, producing net unrealized gains of $8,985,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2012 and 2011. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. Any securities rated below investment grade are tested for other than temporary impairment, or “OTTI”. As of March 31, 2012, the Company’s investment securities, except for approximately $7.8 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $498.6 million, or 87 percent of the total available for sale portfolio. The remainder of the portfolio primarily consists of private label securities secured by collateral originated in 2005 or prior with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.

Our investments are reviewed quarterly for other than temporary impairment, by considering the following primary factors: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted. Based on our internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC 820, Fair Value Measurement. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

Changes in the fair values, as a result of deteriorating economic conditions and credit spread changes, should only be temporary. Further, management believes that the Company’s other sources of liquidity, as well as the cash flow from principal and interest payments from its securities portfolio, reduces the risk that losses would be realized as a result of a need to sell securities to obtain liquidity.

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $5.6 million as of March 31, 2012, unchanged from year-end 2011. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at March 31, 2012 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At March 31, 2012, the Company had net deferred tax assets (“DTA”) of $16.6 million. Although realization is not assured, management believes that realization of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by [ASC] 740 Income Taxes. In comparison, at March 31, 2011 the Company had net DTAs of $19.5 million.

As a result of the losses incurred in 2008, 2009, and 2010 the Company was and is in a three-year cumulative pretax loss position. The Company has recorded deferred tax valuation allowances for its DTAs, primarily net operating loss (“NOL”) carryforwards totaling approximately $44.5 million at March 31, 2012. Should the economy show improvement and the Company’s credit losses continue to moderate prospectively as the Company continues to generate taxable income, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. We believe our future taxable income will ultimately allow for the recovery of the NOL, and the realization of its DTA.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2012 and 2011, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2012 totaled $16,689,000, decreasing from 2011’s fourth quarter by $331,000 or 1.9 percent, but higher than first quarter 2011’s result by $171,000 or 1.0 percent. The movement of a large loan to nonaccrual, lower asset yields and the partial restructuring of the investment portfolio to achieve a lower interest rate and pricing risks reduced first quarter 2012’s net interest income. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
First quarter 2011	$16,518	3.48%
Second quarter 2011	16,596	3.36
Third quarter 2011	16,925	3.44
Fourth quarter 2011	17,020	3.42
First quarter 2012	16,689	3.33

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

	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2012	2011	2011	2011	2011
	(Dollars in thousands)
Non-taxable interest income	$92	$87	$109	$109	$119
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,689	$17,020	$16,925	$16,596	$16,518
Total net interest income (not TE)	16,642	16,974	16,868	16,541	16,456
Net interest margin (TE)	3.33%	3.42%	3.44%	3.36%	3.48%
Net interest margin (not TE)	3.32	3.41	3.43	3.35	3.47

The earning asset mix changed year over year impacting net interest income. For the first quarter of 2012, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 60.2 percent, compared to 64.2 percent a year ago. Average securities as a percentage of average earning assets increased from 24.5 percent a year ago to 30.9 percent during the first quarter of 2012 and interest bearing deposits and other investments decreased to 8.9 percent in 2012 from 11.3 percent in 2011. In addition to average total loans decreasing as a percentage of earning assets, the mix of loans changed, with volumes related to commercial real estate representing 43.5 percent of total loans at March 31, 2012 (compared to 46.9 percent at March 31, 2011). This decrease reflects our reduced exposure to commercial construction and land development loans on residential and commercial properties, which declined by $2.3 million and $23.2 million, respectively, from March 31, 2011 to March 31, 2012. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 47.9 percent of total loans at March 31, 2012 (versus 44.8 percent at March 31, 2011) (see “Loan Portfolio”).

The yield on loans decreased 42 basis points to 4.91 percent over the last twelve months with nonaccrual loans totaling $41.7 million or 3.4 percent of total loans at March 31, 2012 (versus $66.2 million or 5.4 percent of total loans at March 31, 2011) and has more recently aided in improving the yield on the loan portfolio. The yield on investment securities was lower, decreasing 36 basis points year over year to 2.81 percent for the first quarter of 2012, due primarily to purchases of securities at lower yields available in current markets, which diluted the overall portfolio yield year over year. Interest bearing deposits and other investments yielded 0.49 percent for first quarter 2012, compared to a yield of 0.44 percent for the first quarter of 2011. Although we are seeing heightened competition among lenders in the Company’s markets for quality borrowers, particularly in the form of pricing pressure, we remain focused on offsetting pricing pressures with deposit product offerings and other fee opportunities from the entire relationship.

Average earning assets for the first quarter of 2012 increased $90.4 million or 4.7 percent compared to 2011’s first quarter average balance. Average loan balances for 2012 decreased $22.5 million or 1.8 percent to $2,016.0 million, while average investment securities increased $150.5 million or 31.9 percent to $622.9 million and average interest bearing deposits and other investments decreased $37.6 million or 17.3 percent to $179.3 million.

Due to tepid loan demand and a declining duration of earning assets, the investment portfolio was increased in order to generate additional interest income.

Commercial and commercial real estate loan production for the first quarter of 2012 totaled approximately $13.5 million, compared to production for all of 2011 and 2010 of $63 million and $10 million, respectively. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. While commercial production has improved, period-end total loans outstanding have declined by $9.0 million or 0.7 percent since March 31, 2011. In comparison, the decline in loans was more severe a year ago, decreasing by $147.9 million or 10.8 percent at March 31, 2011 year over year. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. At March 31, 2012 the Company’s total commercial and commercial real estate loan pipeline was $98 million, versus $36 million at December 31, 2011 and $71 million at March 31, 2011.

The Company has expanded its residential mortgage loan originations and continues to seek to expand loans to small businesses in 2012. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend is market share driven.

Closed residential mortgage loan production for the first quarter of 2012 totaled $48 million, of which $20 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first quarter of 2011 totaled $32 million, of which $13 million was sold servicing-released. Applications for residential mortgages totaled $85 million during the first quarter of 2012, compared to $80 million during the first quarter in 2011 and $70 million in fourth quarter 2011. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft during 2012. Our expectation is that it will likely take a couple more years for the residential market in Florida to completely return to normal.

The cost of average interest-bearing liabilities in the first quarter of 2012 decreased 9 basis points to 0.68 percent from fourth quarter 2011 and was 30 basis points lower than for the first quarter of 2011, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Rate	0.68%	0.77%	0.87%	0.95%	0.98%

During 2012, the Company’s retail core deposit focus has continued to produce strong growth in core deposit customer relationships when compared to prior year results. The improved deposit mix and lower rates paid on interest bearing deposits during the first quarter of 2012 (and last several quarters) reduced the overall cost of total deposits to 0.46 percent for the first quarter of 2012, 26 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 67.0 percent of total average interest bearing deposits for the first quarter of 2012, an improvement compared to the average of 60.3 percent a year ago. The average rate for lower cost interest bearing deposits for 2012 was 0.20 percent, down by 10 basis points from 2011’s first quarter rate. Certificate of deposit (“CD”) rates paid were also lower for the first quarter of 2012, averaging 1.36 percent, a 42 basis point decrease compared to the first quarter a year ago. Average CDs (the highest cost component of interest bearing deposits) were 33.0 percent of interest bearing deposits for the first quarter of 2012, compared to 39.7 percent for 2011 with ending balances down to 25% for CDs as of March 31, 2012.

Average deposits totaled $1,699.4 million during the first quarter of 2012, and were $42.8 million higher compared to first quarter 2011, even with a planned reduction of single service time deposit customers occurring. Average aggregate amounts for NOW, savings and money market balances increased $90.6 million or 11.2 percent to $900.5 million for 2012 compared to the first quarter of 2011, average noninterest bearing deposits increased $43.1 million or 13.8 percent to $355.4 million for 2012 compared to 2011, and average CDs decreased by $90.9 million or 17.0 percent to $443.5 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $54.1 million to $147.4 million or 58.0 percent for the first quarter in 2012 as compared to 2011 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first quarter of 2012 we recorded a higher provision for loan losses of $2.3 million, which compared to provisioning in the first, second, third and fourth quarters of 2011 of $0.6 million, $0.9 million, $0.0 million and $0.4 million, respectively. Net charge-offs for the first three months of 2012 totaled $3.4 million, were nearly unchanged compared to the last four quarters. Net charge-offs represented 1.13 percent of average total loans for the first quarter of 2012, versus 1.16 percent of average total loans for all of 2011. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses.

Total commercial real estate (“CRE”) loan concentrations declined 8.0 percent from $574.8 million at March 31, 2011 to $528.6 million at March 31, 2012. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans (as defined in the guidance) represented 176 percent of total risk based capital at March 31, 2012, substantively under the 300 percent limit designated by regulators.

The Company’s residential construction and land development loan concentrations have been reduced to $10.9 million or 0.9 percent of total loans at March 31, 2012 (see “Loan Portfolio”).

The Company’s other loan portfolios related to residential real estate are amortizing 1-4 family mortgage loans. The Company has never offered sub-prime, Alt A, Option ARM or any negative amortizing residential loans, programs or products, although it has originated and holds residential mortgage loans from borrowers with original or current FICO credit scores that are currently less than “prime” FICO credit scores. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations.

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing loans for home improvements with maturities of 10 to 15 years) totaled $59.5 million and home equity lines totaled $53.0 million at March 31, 2012, compared to $67.7 million and $57.4 million at March 31, 2011. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines greater than 80 percent of value or used credit scoring solely as the underwriting criteria. Therefore this portfolio of loans, primarily to customers with other relationships to Seacoast National, has performed better than portfolios of our peers. Net charge-offs for the three months ended March 31, 2012 totaled $12,000 for home equity lines, compared to $683,000 for all of 2011, and home equity lines past due 90 days or more and nonaccrual lines (aggregated) were $2,082,000 and $1,450,000 at March 31, 2012 and 2011, respectively.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $4,937,000 for the first quarter of 2012, $728,000 or 17.3 percent higher than for 2011’s first quarter and $54,000 or 1.1 percent higher than the fourth quarter 2011. Noninterest income accounted for 22.9 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in 2012, compared to 20.4 percent a year ago.

Noninterest income for the first quarter of 2012, and the fourth and first quarters of 2011, is detailed as follows:

	1st Qtr	4th Qtr	1st Qtr
	2012	2011	2011
(Dollars in thousands)
Service charges on deposits	$1,461	$1,599	$1,442
Trust income	573	530	523
Mortgage banking fees	623	680	395
Brokerage commissions and fees	234	258	320
Marine finance fees	330	333	298
Debit card income	1,071	953	891
Other deposit-based EFT fees	99	78	90
Other income	546	452	250

Total	$4,937	$4,883	$4,209

For the first quarter of 2012, revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year, by $36,000 or 4.3 percent, but were higher than the fourth quarter of 2011 by $19,000 or 2.4 percent. Included in the $36,000 decrease, trust revenue was higher by $50,000 or 9.6 percent and brokerage commissions and fees were lower by $86,000 or 26.9 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services.

Service charges on deposits for the first quarter of 2012 were $19,000 or 1.3 percent higher year over year versus 2011’s first quarter result, but were $138,000 or 8.6 percent lower when compared to fourth quarter 2011. Overdraft fees declined $30,000 or 2.7 percent year over year and represented approximately 73 percent of total service charges on deposits for the first quarter of 2012, slightly lower than the average of 76 percent for all of 2011 and the first quarter of 2011. The regulators continue to review the banking industries practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services.

For the first quarter of 2012, fees from the non-recourse sale of marine loans totaled $330,000, an of increase $32,000 or 10.7 percent compared to first quarter 2011, and compared to fourth quarter 2011 were nominally lower, by $3,000. Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past couple years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For first quarter 2012, interchange income increased $180,000 or 20.2 percent from first quarter 2011, and was $118,000 or 12.4 percent higher than fourth quarter 2011. Other deposit-based electronic funds transfer (“EFT”) income increased by $9,000 or 10.0 percent from first quarter 2011 and compared to fourth quarter 2011, was $21,000 or 26.9 percent higher.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the first quarter of 2012 increased $228,000 or 57.7 percent from 2011’s first quarter result, but were $57,000 or 8.4 percent lower compared to the fourth quarter of 2011. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved over the past year, with transactions increasing, prices firming and affordability improving. As a result, the Company experienced more mortgage loan origination opportunities in markets it serves during the past year and this is expected to continue during 2012. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2011. The Company has only had to repurchase five sold mortgage loans ever and believes that its processes and controls make it unlikely that it will have any material exposure in the future.

Other income for first quarter 2012 increased $296,000 or 118.4 percent compared to the first quarter a year ago, and from fourth quarter 2011 was $94,000 or 20.8 percent higher. Included in the increase for 2012 compared to first quarter 2011, was income from an investment in a partnership supporting Community Reinvestment Act activities, in which Seacoast National owns approximately a 1 percent interest, which was $106,000 higher than a year ago. Also, merchant income was $115,000 higher, reflecting better volumes and an additional incentive payment of $50,000 for surpassing sales thresholds over the last twelve months.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2011, 2010, and 2009 resulted in this ratio increasing to 90.1 percent, 104.6 percent, and 86.7 percent, respectively. For the first quarter of 2012, the overhead ratio was 99.5 percent. When compared to first quarter 2011, total noninterest expenses for first quarter 2012 increased by $2,043,000 or 10.4 percent to $21,710,000, and when compared to fourth quarter 2011, expenses were higher by $1,750,000 or 8.8 percent. The primary cause for the increase in 2012 over 2011 was higher net losses on OREO and repossessed assets and asset disposition costs (aggregated), by $951,000 versus first quarter a year ago and $957,000 versus the fourth quarter 2011.

Salaries, wages and benefits combined totaled $9,065,000, higher by $914,000 or 11.2 percent than the same quarter in 2011. Salaries and wages for the first quarter of 2012 increased $504,000 or 7.7 percent to $7,055,000 when compared to the prior year’s first quarter, and employee benefit costs were $410,000 or 25.6 percent higher, totaling $2,010,000. Salary and wages were $246,000 lower compared to the fourth quarter of 2011. Commission and incentive payments on revenues generated from lending production were causes for the increase for 2012, compared to first quarter 2011. Base salaries and benefits for the first quarter 2012 were higher year over year compared to first quarter 2011 as a result of additional commercial relationship managers, which has resulted in increased loan pipeline.

The Company recognized higher costs during the first quarter of 2012 for its self-funded health care plan compared to first quarter 2011, with an increase of $254,000 in expenditures. The state of Florida continues to increase unemployment compensation rates to replenish funding pools for disbursements. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that no immediate or material financial statement impacts are apparent.

Outsourced data processing costs totaled $1,721,000 for the first quarter of 2012, an increase of $199,000 or 13.1 percent from first quarter a year ago, and in comparison to fourth quarter 2011, an increase of $44,000 or 2.6 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. Core data processing, interchange processing costs and other electronic funds transfer related costs were $174,000, $17,000 and $22,000 higher for first quarter 2012, versus a year ago for the first quarter. Partially offsetting this increase, software licensing and maintenance contracts (aggregated) were $14,000 lower for 2012. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

For the first quarter of 2012, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $174,000 or 23.1 percent to $926,000 when compared to the first quarter of 2011, but were $21,000 or 2.2 percent lower compared to fourth quarter 2011. Marketing expenses for 2012 and all of 2011 reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Media costs (newspaper, television and radio advertising), sales promotions, direct mail activities and donations (and sponsorships) have been ramped up the most during 2012 versus a year ago.

Legal and professional fees decreased by $19,000 or 1.1 percent to $1,776,000 for the first quarter of 2012, compared to a year ago, and were $477,000 or 36.7 percent higher compared to the fourth quarter of 2011. Legal fees were $16,000 higher for the first quarter of 2012 year over year, and were $328,000 higher compared to the fourth quarter of 2011. Included in legal fees for the first quarter of 2012 were fees of approximately $235,000 for the U.S. Treasury auction of our Series A Preferred Stock. The remainder is primarily due to costs related to problem assets.

The FDIC assessment for the first quarter of 2012 totaled $706,000, compared to first quarter 2011’s assessment of $959,000. As of April 1, 2011, the FDIC’s calculation of assessments changed, utilizing total assets less Tier 1 risk-based capital as a base for calculation, versus average total deposits. Applicable premium rates have been adjusted for the change in the base, with specific adjusting risk factors deemed important by the FDIC utilized in the determination of applicable premium rates. Assessments under the FDIC’s new methodology are lower compared to a year ago.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $2,486,000 for the first quarter of 2012, compared to $1,535,000, $1,583,000, $1,385,000 and $1,529,000 for the first, second, third and fourth quarters of 2011, respectively. These costs moderated during 2011. Of the $2,486,000 total for 2012, asset disposition costs summed to $527,000 and net losses on OREO and repossessed assets totaled $1,959,000. For 2012, the Company expects these costs to remain comparable to 2011’s expenditures.

Other noninterest expenses increased $201,000 or 9.3 percent to $2,364,000 for the first quarter of 2012 when comparing the same period in 2011 to a year ago, and were lower compared to the fourth quarter of 2011 by $112,000 or 4.5 percent. More significant increases year over year from first quarter 2011 were stationery and supplies costs (up $70,000), miscellaneous lending fees (up $46,000) and check printing costs (up $31,000, due to higher transaction account volumes).

CAPITAL RESOURCES

The Company’s equity capital at March 31, 2012 totaled $170.9 million and the ratio of shareholders’ equity to period end total assets was 7.88 percent, compared with 7.97 percent at March 31, 2011, and 7.96 percent at December 31, 2011. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.62 percent at March 31, 2012, higher than March 31, 2011’s ratio of 18.21 percent and slightly lower than 18.77 percent at December 31, 2011.

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

Since May 19, 2009, based on discussions with the Federal Reserve and a review of recently adopted Federal Reserve policies related to dividends and other distributions, cash dividends on our outstanding common stock have been suspended (and continue to be suspended at this time). The Company has paid and is current on all dividends and interest payments on its Series A Preferred Stock and trust preferred securities. The Company is required to continue to consult with the Federal Reserve and will seek approval each quarter before making payments.

At March 31, 2012, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast (Consolidated)	Seacoast National	Minimum to be Well Capitalized*
March 31, 2012:
Tier 1 capital ratio	17.36%	16.55%	6%
Total risk-based capital ratio	18.62%	17.81%	10%
Tier 1 leverage ratio	10.00%	9.53%	5%

*	For subsidiary bank only

FINANCIAL CONDITION

Total assets increased $87,754,000 or 4.2 percent from March 31, 2011 to $2,169,073,000 at March 31, 2012.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,216,392,000 at March 31, 2012, $8,991,000 or 0.7 percent less than at March 31, 2011, and $8,318,000 or 0.7 percent more than at December 31, 2011. The following table details loan portfolio composition at March 31, 2012, December 31, 2011 and March 31, 2011:

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Construction & land development	$54,018	$49,184	$75,718
Commercial real estate	506,560	508,353	527,220
Residential real estate	550,263	546,246	520,253
Commercial and financial	54,561	53,105	51,520
Consumer	50,789	50,611	50,364
Other loans	201	575	308

Total	$1,216,392	$1,208,074	$1,225,383

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at March 31, 2012 and 2011:

March 31	2012				2011
(In millions)	Funded	Unfunded	Total		Funded	Unfunded	Total
Construction and land development*
Residential:
Condominiums	$—	$—	$		$0.5	$—	$0.5
Town homes	—	—		—	—	—	—
Single Family Residences	—	—		—	—	—	—
Single Family Land & Lots	6.0	—		6.0	6.6	—	6.6
Multifamily	4.9	—		4.9	6.1	—	6.1

	10.9	—		10.9	13.2	—	13.2
Commercial:
Office buildings	0.3	0.1		0.4	—	0.4	0.4
Retail trade	—	—		—	—	—	—
Land	9.2	—		9.2	33.9	0.1	34.0
Industrial	—	—		—	—	—	—
Healthcare	—	—		—	—	—	—
Churches & educational Facilities	0.3	—		0.3	—	—	—
Lodging	—	—		—
Convenience Stores	1.4	—		1.4	0.5	—	0.5
Marina	—	—		—	—	—	—
Other	—	—		—	—	—	—

	11.2	0.1		11.3	34.4	0.5	34.9

	22.1	0.1		22.2	47.6	0.5	48.1
Individuals:
Lot loans	18.4	—		18.4	20.8	—	20.8
Construction	13.5	16.4		29.9	7.3	6.7	14.0

	31.9	16.4		48.3	28.1	6.7	34.8

Total	$54.0	$16.5		$70.5	$75.7	$7.2	$82.9

*	Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

Commercial real estate mortgages were lower by $20.7 million or 3.9 percent to $506.5 million at March 31, 2012, compared to March 31, 2011 as a result of the sale of a $24 million commercial land loan in 2011.

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at March 31, 2012 and 2011:

March 31	2012			2011
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$118.0	$1.2	$119.2	$121.3	$1.1	$122.4
Retail trade	139.3	—	139.3	150.6	—	150.6
Industrial	70.0	0.1	70.1	76.3	0.1	76.4
Healthcare	40.2	1.6	41.8	26.6	0.6	27.2
Churches and educational facilities	27.0	—	27.0	28.6	—	28.6
Recreation	3.1	—	3.1	2.8	—	2.8
Multifamily	8.8	—	8.8	14.2	—	14.2
Mobile home parks	2.1	—	2.1	2.5	—	2.5
Lodging	19.4	—	19.4	21.7	—	21.7
Restaurant	4.6	—	4.6	4.2	—	4.2
Agriculture	7.6	1.3	8.9	9.2	1.3	10.5
Convenience Stores	15.5	—	15.5	20.1	—	20.1
Marina	21.6	—	21.6	21.7	—	21.7
Other	29.3	0.2	29.5	27.4	0.2	27.6

Total	$506.5	$4.4	$510.9	$527.2	$3.3	$530.5

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $324 million and $182 million, respectively, at March 31, 2012, compared to $332 million and $195 million, respectively, a year ago.

Residential mortgage lending is an important segment of the Company’s lending activities. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. The Company’s asset mitigation staff handle all foreclosure actions together with outside legal counsel and have never had foreclosure documentation or processes questioned by any party involved in the transaction.

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first quarter of 2012, closed residential mortgage loan production totaled $48 million, of which $20 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio.

At March 31, 2012, approximately $342 million or 62 percent of the Company’s residential mortgage balances were adjustable, compared to $309 million or 59 percent at March 31, 2011. Loans secured by residential properties having fixed rates totaled approximately $96 million at March 31, 2012, of which 15- and 30-year mortgages totaled approximately $26 million and $70 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $87 million at March 31, 2011, with 15- and 30-year fixed rate residential mortgages totaling approximately $25 million and $62 million, respectively. The Company also has a small home equity line portfolio totaling approximately $53 million at March 31, 2012, slightly lower than the $57 million that was outstanding at March 31, 2011.

Perhaps reflecting the impact on lending of an economy beginning to heal, commercial loans increased $3.1 million or 5.9 percent year over year and totaled $54.6 million at March 31, 2012, compared to $51.5 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which increased $0.4 million or 0.8 percent year over year and totaled $50.8 million (versus $50.4 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $13.5 million (versus $7.3 million a year ago), and residential lot loans to individuals which totaled $18.4 million (versus $20.8 million a year ago).

At March 31, 2012, the Company had commitments to make loans of $122 million, compared to $97 million at March 31, 2011.

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $487.8 million to $109.7 million at March 31, 2012 compared with year-end 2007.

Commercial Relationships Greater than $10 Million (dollars in thousands)

	March 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2010	2009	2008	2007
Performing	$84,565	$84,610	$112,469	$145,797	$374,241	$592,408
Performing TDR*	10,717	25,494	28,286	31,152	—	—
Nonaccrual	14,448	—	20,913	28,525	14,873	5,152

Total	$109,730	$110,104	$161,668	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$128,172	$128,739	$151,503	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 46.4 percent at March 31, 2012, compared with 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.

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

	March 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2010	2009	2008	2007
Construction & Land Development Loans to Total Risk Based Capital	25%	22%	39%	81%	206%	265%
CRE Loans to Total Risk Based Capital	176%	174%	218%	274%	389%	390%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $24,455,000 or 2.01 percent of total loans at March 31, 2012. This amount represents $9,898,000 less than at March 31, 2011 and $1,110,000 less than at December 31, 2011. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated. The reduced concentrations, level of nonperforming loans and lower net charge-offs all contributed to a lower risk of loss and the lower allowance for loan losses as of March 31, 2012.

As of March 31, 2012, the specific allowance related to impaired loans individually evaluated totaled $8.2 million, compared to $11.9 million as of March 31, 2011.

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

During the first quarter of 2012, net charge-offs totaled $3,415,000, compared to net charge-offs of during the first, second, third and fourth quarters of 2011 of $4,031,000, $4,024,000, $2,830,000 and $3,268,000, respectively. Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2012. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At March 31, 2012, the Company had $1.111 billion in loans secured by real estate, representing 91.3 percent of total loans, down from $1.123 billion, representing 91.7 percent at March 31, 2011. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. The Company’s exposure to construction and land development credits is secured by project assets and personal guarantees and totals $22.1 million at March 31, 2012, down from $47.6 million at March 31, 2011. The Company considers exposure to this industry group, together with an assessment of current trends and expected future financial performance in our evaluation of the adequacy of the allowance for loan losses. The significant decline in this concentration is one factor which supports the lower overall allowance for loan losses at March 31, 2012 compared to March 31, 2011.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at March 31, 2012 totaled $57,246,000 and are comprised of $41,716,000 of nonaccrual loans and $15,530,000 of other real estate owned (“OREO”), compared to $90,344,000 at March 31, 2011 (comprised of $66,233,000 in nonaccrual loans and $24,111,000 of OREO). At March 31, 2012, approximately 98.3 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the table below for details about nonaccrual loans. At March 31, 2012, nonaccrual loans have been written down by approximately $14.2 million or 27.8 percent of the original loan balance (including specific impairment reserves). NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National.

Prospectively, the Company anticipates OREO sales contracted late in the first quarter of 2012 of approximately $7 million will settle sometime in the second and third quarters of 2012. Carrying values for these assets have been adjusted to the expected proceeds.

As previously disclosed, the Company had a $14.4 million performing trouble debt restructure (“TDR”) commercial real estate loan participation migrate to nonaccrual during the first quarter of 2012 when the lead bank informed us that they may not renew the loan when it matures in November 2012, but instead will proceed with foreclosure. The table below shows the nonperforming inflows by quarter for 2012, 2011 and 2010:

	2012	2011	2010
New Nonperforming Loans

First Quarter	$20,207	$11,349	$11,895
Second Quarter		19,874	22,560
Third Quarter		4,137	8,151
Fourth Quarter		4,349	9,990

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded in the coming year versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $57.7 million at March 31, 2012 compared to $76.9 million at March 31, 2011.

	Nonaccrual Loans			Accruing
March 31, 2012 (In thousands)	Non- Current	Per- forming	Total	Restructured Loans
Construction & land development
Residential	$1,045	$0	$1,045	$2,365
Commercial	0	35	35	0
Individuals	578	578	1,156	818

	1,623	613	2,236	3,183
Residential real estate mortgages	9,043	5,225	14,268	23,706
Commercial real estate mortgages	5,290	19,221	24,511	30,301

Real estate loans	15,956	25,059	41,015	57,190
Commercial and financial	0	10	10	0
Consumer	172	519	691	475

	$16,128	$25,588	$41,716	$57,665

At March 31, 2012 and 2011, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

(Dollars in thousands)	2012		2011
	Number	Amount	Number	Amount
Rate reduction	102	$24,414	82	$23,297
Maturity extended with change in terms	110	43,852	126	55,731
Forgiveness of principal	1	2,238	2	2,481
Payment structure changed to allow for interest only payments	4	1,336	3	1,268
Not elsewhere classified	15	12,447	19	13,420

	232	$84,287	232	$96,197

During the twelve months ended March 31, 2012, newly identified TDRs totaled $24.5 million, compared to $31.2 million for all of 2011. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Accruing loans that were restructured within the twelve months ended March 31, 2012 and defaulted during the twelve months ended March 31, 2012 summed to $37,000. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At March 31, 2012, loans totaling $99,410,000 were considered impaired (comprised of total nonaccrual and TDRs) and $8,192,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $143,168,000 and $11,876,000, respectively, at March 31, 2011.

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

Collateral dependent, impaired loans are loans that are solely dependent on the liquidation of the collateral for repayment. All other real estate owned (“OREO”) and repossessed assets (“REPO”) are reviewed quarterly to determine if valuation adjustments are necessary based on known changes in the market and/or project assumptions. When necessary, the “As Is” appraisal is adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessment market value, comparative sales and/or an internal valuation is performed. If an updated assessment is deemed necessary, and an internal valuation cannot be made, an external appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.

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

SECURITIES

At March 31, 2012, the Company had no trading securities, $574,615,000 in securities available for sale (representing 96.8 percent of total securities), and securities held for investment of $18,801,000 (3.2 percent of total securities). The Company’s securities portfolio increased $53.4 million or 9.9 percent from March 31, 2011 and decreased $74.9 million, or 11.2 percent from December 31, 2011. Year over year, the portfolio has increased as a result of deposit growth and weak loan demand, and the decrease since December 31, 2011 is entirely due to the sale of securities during the first quarter of 2012.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $582,378,000 of total securities, approximately 98 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at March 31, 2012 was 2.6 years, compared to a year ago when the duration was 2.4 years.

Cash and due from banks and interest bearing deposits (aggregated) totaled $272,034,000 at March 31, 2012, compared to $227,538,000 at March 31, 2011. The Company has maintained additional liquidity during the uncertain environment and may use these funds to increase loans and investments as the economy continues to improve.

At March 31, 2012, available for sale securities had gross losses of $1,006,000 and gross gains of $9,991,000, compared to gross losses of $3,840,000 and gross gains of $12,355,000 at December 31, 2011. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities (see additional discussion under “Critical Accounting Estimates-Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

DEPOSITS AND BORROWINGS

The Company’s balance sheet continues to be primarily core funded. The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008. During the first quarter of 2012, Seacoast National added 3,065 new core deposit households, compared to 2,696 and 2,146 households in the fourth and first quarters of 2011, respectively. Newly acquired personal checking relationships were up 30.8 percent and new commercial business checking relationships grew 22.9 percent during the first quarter of 2012 compared to the same quarter in 2011.

Total deposits increased $51,249,000, or 3.0 percent, to $1,737,459,000 at March 31, 2012 compared to one year earlier. Declining single service time deposits were more than offset by increasing low cost or no cost deposits. Since March 31, 2011, interest bearing deposits (NOW, savings and money markets deposits) increased $87,059,000 or 10.5 percent to $915,189,000, noninterest bearing demand deposits increased $69,653,000 or 21.4 percent to $394,532,000, and CDs decreased $105,463,000 or 19.8 percent to $427,738,000. The Company has historically priced CDs conservatively and has continued to follow this strategy.

Securities sold under repurchase agreements increased over the past twelve months by $34,131,000 or 29.6 percent to $149,316,000 at March 31, 2012. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At March 31, 2012, the number of sweep repurchase accounts was 163, compared to 170 a year ago.

At March 31, 2012, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For first quarter 2012 and 2011, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier I capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.05 percent during the first quarter of 2012, compared to 1.89 percent for the same period during 2011.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $122 million at March 31, 2012, and $97 million at March 31, 2011.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 5.9 percent if interest rates are shocked 200 basis points up over the next 12 months and 3.6 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 5.6 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2012, Seacoast National had available unsecured lines of $50 million and lines of credit under current lendable collateral value, which are subject to change, of $485 million. Seacoast National had $356 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $188 million in residential and commercial real estate loans available as collateral. In comparison, at March 31, 2011, the Company had available lines of credit of $342 million, and had $189 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $219 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $272,034,000 on a consolidated basis at March 31, 2012 as compared to $227,538,000 at March 31, 2011. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $8,074,000 to $37,652,000 and interest bearing deposits increased to $234,382,000 from $197,960,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Proceeds from securities sales of $112 million in the first quarter of 2012 contributed to higher liquidity at March 31, 2012. Our intent is to reinvest excess liquidity into the securities portfolio, as market opportunities and conditions meet expectations.

The Company does not rely or is dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At March 31, 2012, the Company had cash and cash equivalents at the parent of approximately $10.1 million. In comparison, at

March 31, 2011, the Company had cash and cash equivalents at the parent of approximately $21.5 million. During the third quarter of 2011, the Company remitted all deferred and current dividends due upon its Series A preferred stock as well as distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. All of the Series A Preferred stock funds received in December 2008 have been contributed as additional capital to Seacoast National. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).

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

•

the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•

other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2011 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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

The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 4.3 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 5.4 percent.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K/A for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report, in our Form 10-K/A or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first quarter of 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/12 to 1/31/12	1,836	$1.67	676,492	148,508
2/1/12 to 2/29/12	1,704	1.80	678,196	146,804
3/1/12 to 3/31/12	1,648	1.86	679,844	145,156

Total – 1st Quarter	5,188	1.77	679,844	145,156

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 10, 2012	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 10, 2012	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer