Form 10-Q
period 2012-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2012-08-08
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.10 Par Value – 94,779,981 shares as of June 30, 2012

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$29,333	$41,136
Interest bearing deposits with other banks	190,302	125,945

Total cash and cash equivalents	219,635	167,081
Securities:
Available for sale (at fair value)	562,691	648,362
Held for investment (fair values: $17,799 at June 30, 2012 and $20,487 at December 31, 2011)	17,122	19,977

TOTAL SECURITIES	579,813	668,339
Loans held for sale	11,186	6,795
Loans	1,221,354	1,208,074
Less: Allowance for loan losses	(24,635)	(25,565)

NET LOANS	1,196,719	1,182,509
Bank premises and equipment, net	35,044	34,227
Other real estate owned	7,219	20,946
Other intangible assets	1,892	2,289
Other assets	55,006	55,189

	$2,106,514	$2,137,375

LIABILITIES
Deposits	$1,689,584	$1,718,741
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	139,489	136,252
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	8,378	8,695

	1,941,061	1,967,298

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	June 30, 2012	December 31, 2011
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	48,121	47,497
Warrant for purchase of 589,625 shares of common stock at $6.36 per share	0	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 94,797,536 and outstanding 94,779,981 shares at June 30, 2012 and issued 94,693,002 and outstanding 94,686,801 shares at December 31, 2011	9,477	9,469
Other shareholders’ equity	107,855	109,988

TOTAL SHAREHOLDERS’ EQUITY	165,453	170,077

	$2,106,514	$2,137,375

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest and fees on loans	$14,707	$15,476	$29,481	$31,689
Interest and dividends on securities	3,332	4,613	7,691	8,336
Interest on interest bearing deposits and other investments	267	198	484	431

TOTAL INTEREST INCOME	18,306	20,287	37,656	40,456
Interest on deposits	1,551	2,950	3,500	5,890
Interest on borrowed money	748	796	1,507	1,569

TOTAL INTEREST EXPENSE	2,299	3,746	5,007	7,459

NET INTEREST INCOME	16,007	16,541	32,649	32,997
Provision for loan losses	6,455	902	8,760	1,542

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,552	15,639	23,889	31,455
Noninterest income
Other income	5,219	4,547	10,156	8,756
Securities gains, net	3,615	0	6,989	0

TOTAL NONINTEREST INCOME	8,834	4,547	17,145	8,756
TOTAL NONINTEREST EXPENSES	20,721	19,073	42,431	38,740

INCOME BEFORE INCOME TAXES	(2,335)	1,113	(1,397)	1,471
Provision for income taxes	0	0	0	0

NET INCOME	(2,335)	1,113	(1,397)	1,471
Preferred stock dividends and accretion of preferred stock discount	937	937	1,874	1,874

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,272)	$176	$(3,271)	$(403)

PER SHARE COMMON STOCK:
Net income (loss) diluted	$(0.03)	$0.00	$(0.03)	$0.00
Net income (loss) basic	(0.03)	0.00	(0.03)	0.00
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	94,452,317	93,492,169	94,423,611	93,475,523
Average shares outstanding - basic	93,667,231	93,492,169	93,642,680	93,475,523

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
NET INCOME (LOSS)	$(2,335)	$1,113	$(1,397)	$1,471
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale	(2,598)	4,165	(2,309)	3,182

COMPREHENSIVE INCOME (LOSS)	$(4,933)	$5,278	$(3,706)	$4,653

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities
Interest received	$40,143	$40,622
Fees and commissions received	10,105	8,837
Interest paid	(5,471)	(7,001)
Cash paid to suppliers and employees	(36,229)	(30,694)
Origination of loans held for sale	(80,588)	(67,572)
Proceeds from loans held for sale	76,197	75,333
Net change in other assets	(67)	667

Net cash provided by operating activities	4,090	20,192
Cash flows from investing activities
Maturity of securities available for sale	59,538	59,551
Maturity of securities held for investment	3,241	2,639
Proceeds from sale of securities available for sale	226,839	2,155
Purchase of securities available for sale	(197,847)	(223,114)
Purchase of securities held for investment	(500)	(1,526)
Net new loans and principal repayments	(26,983)	15,818
Proceeds from the sale of other real estate owned	13,584	30,284
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	132	960
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(60)	0
Additions to bank premises and equipment	(2,333)	(368)

Net cash (used in) provided by investing activities	75,611	(113,601)
Cash flows from financing activities
Net increase (decrease) in deposits	(29,153)	44,242
Net increase in federal funds purchased and repurchase agreements	3,237	4,614
Purchase of stock warrants, net of related expenses	(81)	0
Stock based employee benefit plans	100	39
Dividends paid	(1,250)	0

Net cash provided by (used in) financing activities	(27,147)	48,895

Net increase (decrease) in cash and cash equivalents	52,554	(44,514)
Cash and cash equivalents at beginning of period	167,081	211,405

Cash and cash equivalents at end of period	$219,635	$166,891

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Reconciliation of net income to cash provided by operating activities
Net income	$(1,397)	$1,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,338	1,466
Amortization of premiums and discounts on securities, net	2,128	1,116
Other amortization and accretion, net	81	(412)
Change in loans held for sale, net	(4,391)	7,761
Provision for loan losses	8,760	1,542
Gain on sale of securities	(6,989)	0
Gain on sale of loans	(217)	(93)
Losses on sale and write-downs of other real estate owned	2,830	1,651
Losses on dispositions of fixed assets	177	55
Change in interest receivable	676	(114)
Change in interest payable	(463)	458
Change in prepaid expenses	1,119	1,986
Change in accrued taxes	146	273
Change in other assets	(67)	667
Change in other liabilities	359	2,365

Net cash provided by operating activities	$4,090	$20,192

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(3,761)	$5,182
Transfer from loans to other real estate owned	4,879	30,369
Purchase of securities on trade date	0	10,438
Securities principal receivable recorded in other assets	1,985	0
Transfer of other real estate owned sold to other assets	1,923	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 527,000 and 1,125,000 related to stock options, stock settled appreciation rights and warrants for each of the periods ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Basic:
Net income (loss) available to common shareholders	$(3,272)	$176	$(3,271)	$(403)
Average basic shares outstanding	93,667,231	93,492,169	93,642,680	93,475,523

Basic income (loss) EPS	$(0.03)	$0.00	$(0.03)	$0.00

Diluted:
Net income (loss) available to common shareholders	$(3,272)	$176	$(3,271)	$(403)
Average basic shares outstanding	93,667,231	93,492,169	93,642,680	93,475,523
Employee restricted stock	785,086	0	780,931	0
Average diluted shares outstanding	94,452,317	93,492,169	94,423,611	93,475,523

Diluted income (loss) EPS	$(0.03)	$0.00	$(0.03)	$0.00

NOTE D — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at June 30, 2012 and 2011 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Available for sale securities (3)	$562,691	$1,714	$560,977	$0
Loans available for sale	11,186	0	11,186	0
Loans (1)	34,468	0	12,802	21,666
Other real estate owned (2)	7,219	0	1,783	5,436

June 30, 2011
Available for sale securities (3)	$611,231	$4,224	$607,007	$0
Loans available for sale	4,758	0	4,758	0
Loans (1)	32,124	0	10,873	21,251
Other real estate owned (2)	25,877	0	2,553	23,324

(1)	See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note H for further detail of fair value of individual investment categories.

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

During the six months ended June 30, 2012 and 2011 there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3, transfers in totaled $18.5 million for the first six months of 2012. For 2012, transfers out consisted of charge-offs of $4.6 million, and foreclosures migrating to other real estate owned (“OREO”) and other reductions (including principal payments) totaled $1.7 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reporting periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first six months of 2012, transfers out totaled $15.9 million, consisting of valuation write-downs of $2.1 million and sales of $13.8 million, and transfers in consisted of foreclosed loans totaling $2.9 million.

The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$219,635	$219,635	$166,891	$166,891
Securities	579,813	580,490	636,390	636,610
Loans, net	1,196,719	1,226,509	1,157,714	1,161,725
Loans held for sale	11,186	11,186	4,758	4,758
Financial Liabilities
Deposit liabilities	1,689,584	1,691,984	1,681,461	1,687,501
Borrowings	189,489	195,123	152,827	156,852
Subordinated debt	53,610	32,166	53,610	17,200

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2012 and 2011:

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are hard to value or that have complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third party sources or derived using internal models.

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

NOTE E — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES

During the six months ending June 30, 2012, the total of newly identified TDRs was $8.4 million, of which $0.1 million were accruing construction and land development loans, $3.8 million were accruing residential real estate mortgages, $0.6 million were accruing commercial real estate loans, and $0.1 million were accruing consumer loans. Loans modified but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

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

The following table presents loans that were modified within the six months ended June 30, 2012:

June 30, 2012		Pre-	Post-
(Dollars in thousands) Troubled Debt Restructurings Modified	Number of Contracts	Modification Outstanding Recorded Investment	Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
Construction and land development	1	$70	$63	$0	$7
Residential real estate	18	3,842	3,604	0	238
Commercial real estate	1	616	616	0	0
Commercial and financial	0	0	0	0	0
Consumer	2	75	72	0	3

	22	$4,603	$4,355	$0	$248

Accruing loans that were restructured within the twelve months preceding June 30, 2012 and defaulted during the six months ended June 30, 2012 is presented in the table below. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company's policy.

	2012
(Dollars in thousands) Troubled Debt Restructurings Defaulted	Number of Contracts	Recorded Investment
Construction and land development	2	$93
Residential real estate	2	530
Commercial real estate	1	225
Commercial and financial	0	0
Consumer	0	0

	5	$848

As of June 30, 2012 and December 31, 2011, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	June 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,468	$1,953	$0
Commercial real estate	10,140	14,639	0
Residential real estate	15,726	20,821	0
Commercial and financial	6	6	0
Consumer	431	481	0
Impaired Loans with an Allowance Recorded:
Construction and land development	3,403	3,479	449
Commercial real estate	45,038	48,996	4,615
Residential real estate	26,493	26,932	4,099
Commercial and financial	34	229	1
Consumer	585	598	109
Total:
Construction and land development	4,871	5,432	449
Commercial real estate	55,178	63,635	4,615
Residential real estate	42,219	47,753	4,099
Commercial and financial	40	235	1
Consumer	1,016	1,079	109

	$103,324	$118,134	$9,273

	December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,616	$2,431	$0
Commercial real estate	19,101	22,219	0
Residential real estate	9,128	13,442	0
Commercial and financial	16	16	0
Consumer	481	523	0
Impaired Loans with an Allowance Recorded:
Construction and land development	3,777	4,131	375
Commercial real estate	39,199	39,824	3,385
Residential real estate	26,140	26,940	3,099
Commercial and financial	101	101	8
Consumer	578	584	112
Total:
Construction and land development	5,393	6,562	375
Commercial real estate	58,300	62,043	3,385
Residential real estate	35,268	40,382	3,099
Commercial and financial	117	117	8
Consumer	1,059	1,107	112

	$100,137	$110,211	$6,979

For the six months ended June 30, 2012 and 2011, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$1,569	$2	$3,191	$7
Commercial real estate	12,167	155	23,702	214
Residential real estate	10,145	137	8,912	22
Commercial and financial	11	0	1,536	0
Consumer	486	1	342	1
Impaired Loans with an Allowance Recorded:
Construction & land development	3,750	64	23,748	76
Commercial real estate	43,870	902	44,345	915
Residential real estate	27,648	429	27,408	436
Commercial and financial	39	8	203	2
Consumer	619	11	809	15
Total:
Construction & land development	5,319	66	26,939	83
Commercial real estate	56,037	1,057	68,047	1,129
Residential real estate	37,793	566	36,320	458
Commercial and financial	50	8	1,739	2
Consumer	1,105	12	1,151	16

	$100,304	$1,709	$134,196	$1,688

Impaired loans also include loans that have been modified in troubled debt restructurings (“TDRs”) where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2012 and December 31, 2011, accruing TDRs totaled $54.8 million and $71.6 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the six months ended June 30, 2012 and 2011, the Company recorded $1,709,000 and $1,688,000, respectively, in interest income on impaired loans.

Transactions in the allowance for loan losses for the three and six-month periods ended June 30, 2012 are summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,509	$24	$(249)	$71	$(178)	$1,355
Commercial real estate	10,911	4,415	(3,444)	95	(3,349)	11,977
Residential real estate	10,826	2,042	(2,770)	214	(2,556)	10,312
Commercial and financial	417	72	(194)	34	(160)	329
Consumer	792	(98)	(41)	9	(32)	662

	$24,455	$6,455	$(6,698)	$423	$(6,275)	$24,635

	Allowance for Loan Losses for the Six Months Ended June 30, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,883	$(135)	$(479)	$86	$(393)	$1,355
Commercial real estate	11,477	6,060	(5,731)	171	(5,560)	11,977
Residential real estate	10,966	2,906	(3,824)	264	(3,560)	10,312
Commercial and financial	402	150	(291)	68	(223)	329
Consumer	837	(221)	(54)	100	46	662

	$25,565	$8,760	$(10,379)	$689	$(9,690)	$24,635

Transactions in the allowance for loan losses for the three and six-month periods ended June 30, 2011 are summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2011
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$4,112	$(244)	$(1,848)	$11	$(1,837)	$2,031
Commercial real estate	16,767	153	(676)	7	(669)	16,251
Residential real estate	11,530	1,403	(1,631)	73	(1,558)	11,375
Commercial and financial	739	(212)	0	45	45	572
Consumer	1,205	(198)	(22)	17	(5)	1,002

	$34,353	$902	$(4,177)	$153	$(4,024)	$31,231

	Allowance for Loan Losses for the Six Months Ended June 30, 2011
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$7,214	$(1,802)	$(3,698)	$317	$(3,381)	$2,031
Commercial real estate	18,563	(1,073)	(1,257)	18	(1,239)	16,251
Residential real estate	10,102	4,678	(3,554)	149	(3,405)	11,375
Commercial and financial	480	(40)	0	132	132	572
Consumer	1,385	(221)	(204)	42	(162)	1,002

	$37,744	$1,542	$(8,713)	$658	$(8,055)	$31,231

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance as of June 30, 2012 and 2011 is shown in the following tables:

	At June 30, 2012
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$4,871	$449	$52,357	$906	$57,228	$1,355
Commercial real estate	55,178	4,615	438,438	7,362	493,616	11,977
Residential real estate	42,219	4,099	521,716	6,213	563,935	10,312
Commercial and financial	40	1	56,180	328	56,220	329
Consumer	1,016	109	49,339	553	50,355	662

	$103,324	$9,273	$1,118,030	$15,362	$1,221,354	$24,635

	At June 30, 2011
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$5,738	$464	$43,455	$1,567	$49,193	$2,031
Commercial real estate	64,245	7,316	452,690	8,935	516,935	16,251
Residential real estate	35,218	3,690	487,844	7,685	523,062	11,375
Commercial and financial	111	10	47,901	562	48,012	572
Consumer	1,091	102	50,652	900	51,743	1,002

	$106,403	$11,582	$1,082,542	$19,649	$1,188,945	$31,231

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

NOTE G: EQUITY CAPITAL

In June 2012, the Company purchased a warrant for 589,625 shares of its common stock from the U.S. Treasury for $55,000.

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At June 30, 2012, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.

NOTE H: SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,699	$15	$0	$1,714
Mortgage-backed securities of U.S. Government Sponsored Entities	175,307	3,576	(343)	178,540
Collateralized mortgage obligations of U.S. Government Sponsored Entities	306,900	2,630	(894)	308,636
Private collateralized mortgage obligations	73,183	568	(857)	72,894
Obligations of state and political subdivisions	847	60	0	907

	$557,936	$6,849	$(2,094)	$562,691

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$7,393	$0	$(144)	$7,249
Private collateralized mortgage obligations	1,569	43	0	1,612
Obligations of state and political subdivisions	6,660	726	(3)	7,383
Other	1,500	55	0	1,555

	$17,122	$824	$(147)	$17,799

	December 31, 2011
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,699	$25	$0	$1,724
Mortgage-backed securities of U.S. Government Sponsored Entities	135,665	2,819	(37)	138,447
Collateralized mortgage obligations of U.S. Government Sponsored Entities	428,139	9,111	(316)	436,934
Private collateralized mortgage obligations	73,247	330	(3,487)	70,090
Obligations of state and political subdivisions	1,097	70	0	1,167

	$639,847	$12,355	$(3,840)	$648,362

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$10,475	$0	$(136)	$10,339
Private collateralized mortgage obligations	1,840	40	0	1,880
Obligations of state and political subdivisions	6,662	570	0	7,232
Other	1,000	36	0	1,036

	$19,977	$646	$(136)	$20,487

Proceeds from sales of securities during the six month period ended June 30, 2012 were $226,839,000 with gross gains of $6,989,000 and gross losses of $0. No sales of securities occurred during the six month period ended June 30, 2011.

Securities with a carrying value of $75,732,000 and fair value of $75,762,000 at June 30, 2012 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $162,765,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$0	$0	$1,699	$1,714
Due after one year through five years	376	381	441	475
Due after five years through ten years	1,254	1,358	406	432
Due after ten years	5,030	5,644	0	0

	6,660	7,383	2,546	2,621
Mortgage-backed securities of Government Sponsored Entities	0	0	175,307	178,540
Collateralized mortgage obligations of Government Sponsored Entities	7,393	7,249	306,900	308,636
Private collateralized mortgage obligations	1,569	1,612	73,183	72,894
No contractual maturity	1,500	1,555	0	0

	$17,122	$17,799	$557,936	$562,691

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$45,484	$(343)	$0	$0	$45,484	$(343)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	132,055	(1,038)	0	0	132,055	(1,038)
Private collateralized mortgage obligations	9,768	(166)	34,217	(691)	43,985	(857)
Obligations of state and political subdivisions	430	(3)	0	0	430	(3)

Total temporarily impaired securities	$187,737	$(1,550)	$34,217	$(691)	$221,954	$(2,241)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$18,800	$(37)	$0	$0	$18,800	$(37)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	59,913	(452)	0	0	59,913	(452)
Private collateralized mortgage obligations	32,615	(2,001)	27,282	(1,486)	59,897	(3,487)

Total temporarily impaired securities	$111,328	$(2,490)	$27,282	$(1,486)	$138,610	$(3,976)

Approximately $0.9 million of $2.2 million of the unrealized losses at June 30, 2012 pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $44.0 million as of June 30, 2012 and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2012, the Company also had $1.4 million of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $177.5 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of June 30, 2012, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2012.

Included in other assets was $11.9 million at June 30, 2012 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2012, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $11.9 million of cost method investment securities.

NOTE I: INCOME TAXES

The Company has recorded net deferred tax assets (“DTA”) of $18.3 million at June 30, 2012. Although realization is not assured, management believes that realization of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASU 740 Income Taxes. Should the economy show improvement, the Company’s credit losses moderate prospectively, and the Company generates increased taxable income, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At June 30, 2012 the Company has approximately $45.4 million in its deferred tax valuation allowance allocated to its deferred tax assets, primarily net operating loss carryforwards.

NOTE J—LOANS

Information relating to loans as of June 30, 2012 and December 31, 2011 is summarized as follows:

(Dollars in thousands)	June 30, 2012	December 31 2011
Construction and land development	$57,228	$49,184
Commercial real estate	493,616	508,353
Residential real estate	563,935	546,246
Commercial and financial	56,220	53,105
Consumer	50,133	50,611
Other loans	222	575

Total	$1,221,354	$1,208,074

(1)	Net loan balances as of June 30, 2012 and December 31, 2011 are net of deferred costs of $1,771,000 and $1,632,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$143	$0	$0	$2,086	$54,999	$57,228
Commercial real estate	3,587	634	0	25,305	464,090	493,616
Residential real estate	1,726	335	0	20,446	541,428	563,935
Commercial and financial	7	0	0	40	56,173	56,220
Consumer	47	6	0	605	49,475	50,133
Other	0	0	0	0	222	222

Total	$5,510	$975	$—	$48,482	$1,166,387	$1,221,354

	December 31, 2011
(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$6	$215	$0	$2,227	$46,736	$49,184
Commercial real estate	836	0	0	13,120	494,397	508,353
Residential real estate	2,979	607	0	12,555	530,105	546,246
Commercial and financial	80	0	0	16	53,009	53,105
Consumer	246	74	0	608	49,683	50,611
Other	0	0	0	0	575	575

Total	$4,147	$896	$0	$28,526	$1,174,505	$1,208,074

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$50,121	$379,429	$520,701	$55,159	$48,637	$1,054,047
Special mention	2,236	36,572	939	823	420	40,990
Substandard	0	22,437	76	198	282	22,993
Doubtful	0	0	0	0	0	0
Nonaccrual	2,086	25,305	20,446	40	605	48,482
Troubled debt restructures	2,785	29,873	21,773	0	411	54,842

	$57,228	$493,616	$563,935	$56,220	$50,355	$1,221,354

	December 31, 2011
(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$42,899	$387,161	$505,316	$51,375	$49,299	$1,036,050
Special mention	802	57,334	5,529	1,445	523	65,633
Substandard	90	5,558	133	168	305	6,254
Doubtful	0	0	0	0	0	0
Nonaccrual	2,227	13,120	12,555	16	608	28,526
Troubled debt restructures	3,166	45,180	22,713	101	451	71,611

	$49,184	$508,353	$546,246	$53,105	$51,186	$1,208,074

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2012

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

EARNINGS OVERVIEW

During 2011 and into 2012, we made good progress pursuing our strategic plan, even though there were significant headwinds from the operating and interest rate environment. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value going forward. Specifically, revenue grew and net interest income increased as a result of increased loan production and deposit growth. Noninterest income also increased as a result of growth in key activities such as mortgage banking gains, and fees earned from increased households and business deposit relationships. These successes were a direct result of implementing the strategic plan adopted by our board of directors three years ago. In 2011 and the first half of 2012, improved tactical execution and our improved condition supported better growth for both consumer household and commercial relationships.

During the second quarter of 2012, we completed all of the previously announced sales related to foreclosed property, and market conditions permitted the negotiation and closing of additional foreclosed property sales during the quarter. In addition, we took write downs and added specific reserves for loans, which could be potentially resolved over the reminder of 2012. The provisioning for loan losses of $6.5 million for the second quarter of 2012 was higher, compared to $2.3 million for the first quarter of 2012 and $0.9 million a year ago. The allowance for loan losses to loans outstanding ratio at June 30, 2012 was 2.02 percent compared to 2.63 percent a year earlier.

The Company reported a net loss of $2,335,000 for the second quarter of 2012, compared to net income of $938,000 for the first quarter of 2012 and $1,113,000 for the second quarter a year ago. A net loss available to common shareholders (after preferred dividends and accretion of preferred stock discount) for the second quarter of 2012 totaled $3,272,000 or $0.03 per average common diluted share, and compared to gains in 2012 for the first quarter of $1,000 or $0.00 per average common diluted share, and income of $176,000 or $0.00 per average common diluted share for the second quarter of 2011. Our performance for the second quarter of 2012 reflects our determination to tackle risk exposures while planning for growth prospectively. The decision to accelerate our problem loan liquidation activities was part of a larger review initiated during the quarter to support earnings growth in 2013. Management is evaluating a combination of additional actions, including office consolidations, revenue enhancements, acceleration of growth initiatives and a variety of cost-saving opportunities.

The net interest margin decreased 16 basis points during the second quarter of 2012 from the first quarter of 2012, and was lower by 19 basis points from the second quarter 2011’s margin. In the first and second quarters of 2012, a portion of the securities portfolio was sold to reduce interest rate and price risk, and this also reduced net interest income compared to prior periods. Higher cash liquidity, and lower loan and investment security yields have been partially offset by improved loan quality. The Company has continued to benefit from lower rates paid for interest bearing liabilities. The Company has improved its acquisition, retention and mix of deposits and this has resulted in lower funding costs. The average cost of interest bearing liabilities was 0.59 percent for the second quarter of 2012, compared to 0.68 percent for the first quarter of 2012, and was 36 basis points lower compared to the second quarter of 2011. Securities as a percentage of average earning assets decreased and other investments (an interest bearing deposit at the Federal Reserve Bank) increased during the second quarter of 2012, compared to the first quarter of 2012 and second quarter of 2011, with securities sales transacted during 2012 to convert unrealized gains and reduce interest rate risk. The yield on earning assets decreased by 24 basis points during the second quarter of 2012, compared to the first quarter of 2012, and was 28 basis points lower than for the second quarter of 2011. Loan demand has been better during the first and second quarters of 2012 but is expected to continue to be challenging, and may impede improvement to the yield on earning assets. Prospectively, our focus will be on continuing to improve our deposit mix and adding to our loan balances.

Noninterest income (excluding securities gains) totaled $4.9 million and $5.2 million for the first and second quarters of 2012, respectively, compared to $4.5 million for the second quarter of 2011. Mortgage banking revenues increased $393,000 compared to the second quarter of 2011 with improved stability in home prices, increased service release premiums and improved transaction flow resulting in higher income. While service charges on deposits were $59,000 lower when compared to second quarter 2011 (entirely in overdraft fees), improved results in interchange income, greater by $159,000 for the second quarter of 2012, were complemented by revenue from wealth management services, up $122,000 over prior year. Interchange income and other charges and fees are derived from customer relationships, which have increased as a result of more accounts and households as a result of the retail deposit growth strategy. Marine finance fees were $105,000 lower than in the second quarter of 2011.

Noninterest expenses decreased by $1.0 million versus first quarter 2012’s result and were $1.6 million higher when compared to the second quarter of 2011. The largest decrease from the first quarter of 2012 was primarily in assets dispositions expense and losses on other real estate owned and repossessed assets, decreasing by $1.3 million on an aggregate basis. Overhead related to salaries and wages, the largest component of overall overhead, were $380,000 higher compared to the first quarter of 2012 and were $901,000 higher versus second quarter 2011’s result. While base salaries increased $310,000 or 5.1 percent, a larger portion of the rise in salaries and wages was related to commissions and incentives, up $394,000 or 49.8 percent compared to second quarter 2011, principally related to increased revenue. Increasing as well year over year were employee benefits, up $479,000 or 33.3 percent and principally due to higher healthcare costs.

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

Allowance and Provision for Loan Losses

The information contained on pages 35-37 and 42-50 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale

At June 30, 2012, outstanding securities designated as available for sale totaled $562,691,000. The fair value of the available for sale portfolio at June 30, 2012 was more than historical amortized cost, producing net unrealized gains of $4,755,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2012 and 2011. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of June 30, 2012, the Company’s available for sale investment securities, except for approximately $0.9 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $488.9 million, or 86.9 percent of the total available for sale portfolio. The remainder of the portfolio consists of private label securities secured by collateral originated in 2005 or prior with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.

Our investments are reviewed quarterly for other than temporary impairment (“OTTI”). The following primary factors are considered for securities identified for OTTI testing: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted. Based on our internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC 820, Fair Value Measurement. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $5.5 million as of June 30, 2012, nominally lower from year-end 2011. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at June 30, 2012 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At June 30, 2012, the Company had net deferred tax assets (“DTA”) of $18.3 million. Although realization is not assured, management believes that realization of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at June 30, 2011 the Company had net DTAs of $16.9 million.

As a result of the losses incurred in 2008, 2009, and 2010 the Company was and is in a three-year cumulative pretax loss position. The Company has recorded deferred tax valuation allowances for its DTAs, primarily net operating loss (“NOL”) carryforwards totaling approximately $45.4 million at June 30, 2012. Should the economy show improvement and the Company’s credit losses continue to moderate prospectively as the Company continues to generate taxable income, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. We believe our future taxable income will ultimately allow for the recovery of the NOL, and the realization of its DTA, at the earliest late this year and more likely sometime in 2013.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2012 and 2011, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2012 totaled $16,052,000, decreasing from 2012’s first quarter by $637,000 or 3.8 percent, and lower than second quarter 2011’s result by $544,000 or 3.3 percent. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks, reduced first and second quarter 2012’s net interest income. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
Second quarter 2011	$16,596	3.36%
Third quarter 2011	16,925	3.44
Fourth quarter 2011	17,020	3.42
First quarter 2012	16,689	3.33
Second quarter 2012	16,052	3.17

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

(Dollars in thousands	Second Quarter 2012	First Quarter 2012	Fourth Quarter 2011	Third Quarter 2011	Second Quarter 2011
Non-taxable interest income	$85	$92	$87	$109	$109
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,052	$16,689	$17,020	$16,925	$16,596
Total net interest income (not TE)	16,007	16,642	16,974	16,868	16,541
Net interest margin (TE)	3.17%	3.33%	3.42%	3.44%	3.36%
Net interest margin (not TE)	3.16	3.32	3.41	3.43	3.35

The earning asset mix changed year over year impacting net interest income. For the second quarter of 2012, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 60.5 percent, compared to 61.7 percent a year ago. Average securities as a percentage of average earning assets decreased from 30.0 percent a year ago to 27.3 percent during the second quarter of 2012 and interest bearing deposits and other investments increased to 12.2 percent in 2012 from 8.3 percent in 2011. The net interest margin continues to be negatively impacted by higher levels of overnight liquidity. In addition to average total loans decreasing as a percentage of earning assets, the mix of loans changed, with volumes related to commercial real estate representing 42.3 percent of total loans at June 30, 2012 (compared to 45.4 percent at June 30, 2011). Our reduced exposure to commercial construction and land development loans on residential and commercial properties was unchanged, totaling $23.1 million at June 30, 2012 and June 30, 2011. Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 49.0 percent of total loans at June 30, 2012 (versus 46.2 percent at June 30, 2011) (see “Loan Portfolio”).

The yield on loans decreased 28 basis points to 4.81 percent over the last twelve months with nonaccrual loans totaling $48.5 million or 3.97 percent of total loans at June 30, 2012 (versus $46.2 million or 3.88 percent of total loans at June 30, 2011). The yield on investment securities was lower, decreasing 70 basis points year over year to 2.41 percent for the second quarter of 2012, due primarily to securities sold to reduce interest rate risk and reinvestment at lower yields. The yield on interest bearing deposits and other investments was nearly unchanged at 0.43 percent for second quarter 2012 compared to a year earlier. Although we are seeing heightened competition among lenders in the Company’s markets for quality borrowers, particularly in the form of pricing pressure, we remain focused on offsetting pricing pressures with deposit product offerings and other fee opportunities from the entire relationship.

Average earning assets for the second quarter of 2012 increased $54.7 million or 2.8 percent compared to 2011’s second quarter. Average loan balances for 2012 increased $9.9 million or 0.9 percent to $1,231.2 million and average interest bearing deposits and other investments increased $85.1 million or 51.9 percent to $248.9 million, while average investment securities decreased $40.2 million or 6.8 percent to $554.6 million. Remaining proceeds from the sale of securities during 2012 are likely to be deployed to lending activities or additional investment securities purchases.

Commercial and commercial real estate loan production for the first six months of 2012 totaled approximately $31 million, compared to production for all of 2011 and 2010 of $63 million and $10 million, respectively. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Commercial production has improved, with period-end total loans outstanding increasing by $32.4 million or 2.7 percent since June 30, 2011. In comparison, loans decreased by $111.7 million or 8.6 percent at June 30, 2011 year over year. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. At June 30, 2012 the Company’s total commercial and commercial real estate loan pipeline was $30 million, versus $36 million at December 31, 2011 and $60 million at June 30, 2011.

The Company has expanded its residential mortgage loan originations and continues to seek to expand loans to small businesses in 2012. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend is market share driven.

Closed residential mortgage loan production for the first and second quarters of 2012 totaled $48 million and $66 million, respectively, of which $20 million and $26 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first and second quarters of 2011 totaled $32 million and $50 million, respectively, of which $13 million and $18 million was sold servicing-released. Applications for residential mortgages totaled $95 million during the second quarter of 2012, compared to $60 million during the second quarter in 2011. Much of our loan production has been focused on residential home mortgages, which has continued to show signs of strengthening here in our markets and across Florida. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft. Inventory levels for existing homes in many markets is now at a three- or four-month supply, some of the lowest levels the Company has seen since pre-recession.

The cost of average interest-bearing liabilities in the second quarter of 2012 decreased 9 basis points to 0.59 percent from first quarter 2012 and was 36 basis points lower than for the second quarter of 2011, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	2012	2012	2011	2011	2011
Rate	0.59%	0.68%	0.77%	0.87%	0.95%

During 2012, the Company’s retail core deposit focus has continued to produce strong growth in core deposit customer relationships when compared to prior year results. The improved deposit mix and lower rates paid on interest bearing deposits during the second quarter of 2012 (and last several quarters) reduced the overall cost of total deposits to 0.37 percent for the second quarter of 2012, 33 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 69.2 percent of total average interest bearing deposits for the second quarter of 2012, an improvement compared to the average of 61.1 percent a year ago. The average rate for lower cost interest bearing deposits for 2012 was 0.18 percent, down by 13 basis points from 2011’s second quarter rate. Certificate of deposit (“CD”) rates paid were also lower for the second quarter of 2012, averaging 1.12 percent, a 62 basis point decrease compared to the second quarter a year ago. Average CDs (the highest cost component of interest bearing deposits) were 30.8 percent of interest bearing deposits for the second quarter of 2012, compared to 38.9 percent for 2011 with ending balances down to 28.8 percent for CDs as of June 30, 2012.

Average deposits totaled $1,706.3 million during the second quarter of 2012, and were $9.2 million higher compared to second quarter 2011, even with a planned reduction of single service time deposit customers occurring. Average aggregate amounts for NOW, savings and money market balances increased $76.6 million or 9.2 percent to $912.0 million for 2012 compared to the second quarter of 2011, average noninterest bearing deposits increased $57.2 million or 17.3 percent to $388.0 million for 2012 compared to 2011, and average CDs decreased by $124.6 million or 23.5 percent to $406.3 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $41.4 million to $146.5 million or 39.4 percent for the second quarter in 2012 as compared to 2011 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009.

We expect our net interest margin to grow as our lending initiatives produce improved results and our problem loan liquidation activities are concluded. We are positioned for stronger earnings performance with a more typical yield curve and as excess liquidity is deployed into higher earning assets. The focus the last three years on achieving increased household growth year over year should produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first and second quarters of 2012 we recorded higher provisioning for loan losses of $2.3 million and $6.5 million, respectively, which compared to provisioning in the first, second, third and fourth quarters of 2011 of $0.6 million, $0.9 million, $0.0 million and $0.4 million, respectively. Net charge-offs for the first and second quarters of 2012 totaled $3.4 million and $6.3 million, respectively, somewhat higher for the second quarter of 2012 compared to the last four quarters that averaged $3.4 million. Net charge-offs represented 1.59 percent of average total loans for the first six months of 2012, versus 1.16 percent of average total loans for all of 2011. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”). We expect to have provisioning next quarter, but we do not believe it will be nearly what it was for the second quarter of 2012.

Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses.

Total commercial real estate (“CRE”) loan concentrations declined 4.3 percent from $540.0 million at June 30, 2011 to $516.7 million at June 30, 2012. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans (as defined in the guidance) represented 172 percent of total risk based capital at June 30, 2012, substantively under the 300 percent limit designated by regulators.

The Company’s residential construction and land development loan concentrations have been reduced to $10.6 million or 0.9 percent of total loans at June 30, 2012 (see “Loan Portfolio”).

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

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing loans for home improvements with maturities of 10 to 15 years) totaled $58.3 million and home equity lines totaled $50.8 million at June 30, 2012, compared to $63.1 million and $56.9 million at June 30, 2011. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines greater than 80 percent of value or used credit scoring solely as the underwriting criteria. Therefore this portfolio of loans, primarily to customers with other relationships to Seacoast National, has performed better than portfolios of our peers. Net charge-

offs for the six months ended June 30, 2012 totaled $626,000 for home equity lines, compared to $683,000 for all of 2011, and home equity lines past due 90 days or more and nonaccrual lines (aggregated) were $2,215,000 and $1,415,000 at June 30, 2012 and 2011, respectively.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $5,219,000 for the second quarter of 2012, $672,000 or 14.8 percent higher than for 2011’s second quarter and $282,000 or 5.7 percent higher than the first quarter 2012. Noninterest income accounted for 24.6 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the second quarter of 2012, compared to 21.6 percent a year ago.

Noninterest income for the second and first quarters of 2012, and the second quarter of 2011, is detailed as follows:

	Second Quarter	First Quarter	Second Quarter
(Dollars in thousands)	2012	2011	2011
Service charges on deposits	$1,487	$1,461	$1,546
Trust income	564	573	517
Mortgage banking fees	902	623	509
Brokerage commissions and fees	298	234	223
Marine finance fees	244	330	349
Debit card income	1,154	1,071	995
Other deposit-based EFT fees	84	99	79
Other income	486	546	329

Total	$5,219	$4,937	$4,547

For the second quarter of 2012, revenues from the Company’s wealth management services businesses (trust and brokerage) increased year over year, by $122,000 or 16.5 percent, and were higher than the first quarter of 2012 by $55,000 or 6.8 percent. Included in the $122,000 increase, trust revenue was higher by $47,000 or 9.1 percent and brokerage commissions and fees were higher by $75,000 or 33.6 percent. For the six months ended June 30, 2012, income from the Company’s wealth management services increased $86,000 or 5.4 percent to $1,669,000. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services.

Service charges on deposits for the second quarter of 2012 were $59,000 or 3.8 percent lower year over year versus 2011’s second quarter result, but were $26,000 or 1.8 percent higher when compared to first quarter 2012. Overdraft fees declined $58,000 or 5.0 percent year over year and represented approximately 74 percent of total service charges on deposits for the second quarter of 2012, slightly lower than the average of 76 percent for all of 2011 and the second quarter of 2011. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Year-to-date service charges on deposits for 2012 decreased $40,000 or 1.3 percent year over year to $2,948,000.

For the second quarter of 2012, fees from the non-recourse sale of marine loans totaled $244,000, a decrease of $105,000 or 30.1 percent compared to second quarter 2011, and compared to first quarter 2012 were lower as well, by $86,000. Over the first six months, approximately $6.2 million of 2012’s overall production of $39.8 million has been placed in the loan portfolio, the remainder sold. Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past couple years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For second quarter 2012, interchange income increased $159,000 or 16.0 percent from second quarter 2011, and was $83,000 or 7.7 percent higher than first quarter 2012. Other deposit-based electronic funds transfer (“EFT”) income increased by $5,000 or 6.3 percent from second quarter 2011 and compared to first quarter 2012. For 2012, year-to-date interchange income and other deposit based EFT income were higher year over year by $339,000 or 18.0 percent and $14,000 or 8.3 percent, respectively, and totaled $2,225,000 and $183,000, respectively.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the second quarter of 2012 increased $393,000 or 77.2 percent from 2011’s second quarter result, and were $279,000 or 44.8 percent higher compared to the first quarter of 2012. For the six months ended June 30, 2012, mortgage banking fees increased $621,000 or 68.7 percent to $1,525,000, compared to prior year. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved over the past year, with transactions increasing, prices firming and affordability improving. As a result, the Company experienced more mortgage loan origination opportunities in markets it serves during the past year and this is expected to continue during 2012. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2011. The Company has only had to repurchase or settle on 6 sold mortgage loans ever and believes that its processes and controls make it unlikely that it will have any material exposure in the future.

Other income for second quarter 2012 increased $157,000 or 47.7 percent compared to the second quarter a year ago, and from first quarter 2012 was $60,000 or 11.0 percent lower. Included in the increase for 2012 compared to second quarter 2011 was merchant income, which was $131,000 higher than a year ago and reflecting better volumes and additional incentive payments for surpassing sales thresholds over the last twelve months.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2011, 2010, and 2009 resulted in this ratio increasing to 90.1 percent, 104.6 percent, and 86.7 percent, respectively. For the first six months of 2012, the overhead ratio was 98.0 percent and total noninterest expenses were $3,691,000 or 9.5 percent higher versus a year ago, totaling $42,431,000. When compared to second quarter 2011, total noninterest expenses for second quarter 2012 increased by $1,648,000 or 8.6 percent to $20,721,000, and compared to first quarter 2012 expenses were lower by $989,000 or 4.6 percent.

Interest spreads available on new volumes are less attractive today than they were even six to eight months ago, and that has led the Company to believe it is necessary to accelerate activities related to office consolidations and other ways to adjust its cost structure. Management is presently in the middle of that review, and will report more on strategies to reduce overhead in the third quarter of 2012.

The primary cause for the increase in 2012 over 2011’s second quarter was higher salaries and wages and employee benefits, up by $901,000 or 13.8 percent and $479,000 or 33.3 percent, respectively. Higher commission and incentive payments on revenues generated from lending production of $394,000 or 49.8 percent were included in the increase for salaries and wages for 2012, compared to second quarter 2011. Base salaries and wages were also higher by $310,000 or 5.1 percent, reflecting additional commercial relationship managers hired during the past twelve months and staff added to the compliance and risk management departments. Severance payments for positions eliminated during the past quarter totaled $138,000, contributing another $125,000 to the increase compared to a year ago.

The Company recognized higher costs during the second quarter of 2012 for its self-funded health care plan compared to second quarter 2011, with an increase of $309,000 in expenditures resulting from a few large claims and higher utilization. Also contributing to the increase for employee benefits was an increase of 1 percent in the Company match for employee salary deferrals, resulting in an $115,000 increase in 401K plan costs year over year. The state of Florida continues to increase unemployment compensation rates to replenish funding pools for disbursements, adding to costs as well. Consistent with quarterly results, employee benefit costs were $889,000 or 29.3 percent higher for the first six months of 2012, compared to a year ago. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that no immediate or material financial statement impacts are apparent.

Outsourced data processing costs totaled $1,834,000 for the second quarter of 2012, an increase of $135,000 or 7.9 percent from first quarter a year ago, and year-to-date outsourced data processing costs for 2012 increased $334,000 or 10.4 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. Core data processing, interchange processing costs and other electronic funds transfer related costs were $83,000, $32,000 and $36,000 higher for second quarter 2012, versus a year ago for the second quarter. Partially offsetting this increase, software licensing and maintenance contracts (aggregated) were $15,000 lower for 2012. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

For the second quarter of 2012, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased nominally (by $10,000) to $677,000 when compared to the second quarter of 2011. Year-to-date, marketing is $184,000 or 13.0 percent higher than a year ago. Marketing expenses for 2012 and all of 2011 reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Media costs (newspaper, television and radio advertising), sales promotions, direct mail activities and donations (and sponsorships) have been ramped up the most during 2012 versus a year ago.

Legal and professional fees increased by $52,000 or 3.3 percent to $1,637,000 for the second quarter of 2012, compared to a year ago, and were $71,000 or 2.1 percent higher for the first half of 2012 compared to 2011. Legal fees were $162,000 lower for the second quarter of 2012 year over year, and were $381,000 lower compared to the first quarter of 2012. Included in legal fees for the first quarter of 2012 were fees of approximately $235,000 for the U.S. Treasury auction of our Series A Preferred Stock. Remaining legal fees are primarily due to costs related to problem assets. For the second quarter of 2012, professional fees were up $206,000 year over year and $210,000 versus first quarter 2012, and include amounts paid for the Company outsourcing most internal audit activities.

The FDIC assessment for the first and second quarters of 2012 totaled $706,000 and $707,000, respectively, compared to first and second quarter 2011’s assessments of $959,000 and $688,000. As of April 1, 2011, the FDIC’s calculation of assessments changed, utilizing total assets less Tier 1 risk-based capital as a base for calculation, versus average total deposits. Applicable premium rates have been adjusted for the change in the base, with specific adjusting risk factors deemed important by the FDIC utilized in the determination of applicable premium rates. The Company’s assessments under the FDIC’s new methodology are lower.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $2,486,000 and $1,158,000 for the first and second quarters of 2012, respectively. OREO balances declined by 72.1 percent compared to last year and by 53.5 percent compared to first quarter 2012 and total approximately $7 million at June 30, 2012. Of the $1,158,000 total for the second quarter of 2012, asset disposition costs summed to $368,000 and net losses on OREO and repossessed assets totaled $790,000.

Other noninterest expenses increased $486,000 or 24.0 percent to $2,510,000 for the second quarter of 2012 when comparing to the same period in 2011, and were higher compared to the first quarter of 2012 by $146,000 or 6.2 percent. Favorably affecting the second quarter of 2011, was the reversal of an accrual of $184,000 for a cash settlement with a brokerage client based on a favorable outcome. Other increases year over year from second quarter 2011 were a loss on the repurchase of a residential loan previously sold in the secondary market (of $166,000) and an accrual regarding a pending settlement of litigation. Other noninterest expenses for the six months ended June 30, 2012 were $687,000 or 16.4 percent higher than in 2011 for the same period.

CAPITAL RESOURCES

The Company’s equity capital at June 30, 2012 totaled $165.5 million and the ratio of shareholders’ equity to period end total assets was 7.85 percent, compared with 8.22 percent at June 30, 2011, and 7.96 percent at December 31, 2011. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.43 percent at June 30, 2012, compared with June 30, 2011’s ratio of 18.92 percent and compared with 18.77 percent at December 31, 2011.

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

At June 30, 2012, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast (Consolidated)	Seacoast National	Minimum to be Well Capitalized*
June 30, 2012:
Tier 1 capital ratio	17.17%	16.46%	6%
Total risk-based capital ratio	18.43%	17.72%	10%
Tier 1 leverage ratio	9.79%	9.38%	5%

*	For subsidiary bank only

Changes in rules affecting risk based capital calculations have been proposed and the Company has taken a prospective look at its ratios, finding that our ratios remain quite strong in spite of the proposed adjustments.

FINANCIAL CONDITION

Total assets increased $23,651,000 or 1.1 percent from June 30, 2011 to $2,106,514,000 at June 30, 2012.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,221,354,000 at June 30, 2012, $32,409,000 or 2.7 percent more than at June 30, 2011, and $13,280,000 or 1.1 percent more than at December 31, 2011. A total of $244 million of new loans was produced and added to the loan portfolio during the twelve months ended June 30, 2012. The Company continues to look for opportunities to invest excess liquidity and believes the best current use is to fund loan growth. We expect to add some additional commercial relationship managers over the balance of 2012 which will further help in increasing loan growth in 2013, prospectively. The following table details loan portfolio composition at June 30, 2012, December 31, 2011 and June 30, 2011:

(Dollars in thousands)	June 30, 2012	December 31 2011	June 30, 2011
Construction and land development	$57,228	$49,184	$49,193
Commercial real estate	493,616	508,353	516,935
Residential real estate	563,935	546,246	523,062
Commercial and financial	56,220	53,105	48,012
Consumer	50,133	50,611	51,351
Other loans	222	575	392

Total	$1,221,354	$1,208,074	$1,188,945

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at June 30, 2012 and 2011:

	June 30,
	2012			2011
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development *
Residential:
Condominiums	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Town homes	0.0	0.0	0.0	0.0	0.0	0.0
Single family residences	0.0	0.0	0.0	0.0	0.0	0.0
Single family land and lots	5.9	0.0	5.9	6.5	0.0	6.5
Multifamily	4.7	0.0	4.7	5.7	0.0	5.7

	10.6	0.0	10.6	12.2	0.0	12.2

Commercial:
Office buildings	0.0	0.0	0.0	0.0	0.4	0.4
Retail trade	0.0	0.0	0.0	0.0	0.0	0.0
Land	10.7	0.0	10.7	10.3	0.0	10.3
Industrial	0.0	0.0	0.0	0.0	0.0	0.0
Healthcare	0.0	0.0	0.0	0.0	0.0	0.0
Churches and educational facilities	0.3	0.0	0.3	0.0	0.0	0.0
Lodging	0.0	0.0	0.0	0.0	0.0	0.0
Convenience stores	1.4	0.0	1.4	0.6	0.0	0.6
Marina	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0

	12.4	0.0	12.4	10.9	0.4	11.3

Total residential and commercial construction and land development	23.0	0.0	23.0	23.1	0.4	23.5

Individuals:
Lot loans	17.6	0.0	17.6	19.4	0.0	19.4
Construction	16.6	17.6	34.2	6.7	11.2	17.9

	34.2	17.6	51.8	26.1	11.2	37.3

Total	$57.2	$17.6	$74.8	$49.2	$11.6	$60.8

*	Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

Commercial real estate mortgages were lower by $23.3 million or 4.5 percent to $493.6 million at June 30, 2012, compared to June 30, 2011 as a result of the sale of a $24 million commercial land loan in 2011.

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at June 30, 2012 and 2011:

	June 30,
	2012			2011
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$113.4	$0.9	$114.3	$120.0	$0.8	$120.8
Retail trade	128.5	0.0	128.5	149.6	0.0	149.6
Industrial	72.0	0.1	72.1	68.5	0.1	68.6
Healthcare	42.0	1.5	43.5	26.3	0.9	27.2
Churches and educational facilities	26.7	0.0	26.7	28.2	0.0	28.2
Recreation	3.1	0.0	3.1	2.8	0.0	2.8
Multifamily	8.3	0.0	8.3	16.8	0.0	16.8
Mobile home parks	2.1	0.0	2.1	2.4	0.0	2.4
Lodging	19.3	0.0	19.3	20.0	0.0	20.0
Restaurant	4.7	0.0	4.7	4.3	0.0	4.3
Agriculture	7.4	1.3	8.7	9.2	1.2	10.4
Convenience stores	15.4	0.0	15.4	20.0	0.0	20.0
Marina	21.5	0.0	21.5	21.5	0.0	21.5
Other	29.3	0.2	29.5	27.3	0.3	27.6

Total	$493.7	$4.0	$497.7	$516.9	$3.3	$520.2

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $314 million and $180 million, respectively, at June 30, 2012, compared to $331 million and $186 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first and second quarters of 2012, closed residential mortgage loan production totaled $48 million and $66 million, respectively, of which $20 million and $26 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio.

At June 30, 2012, approximately $359 million or 64 percent of the Company’s residential mortgage balances were adjustable, compared to $314 million or 60 percent at June 30, 2011. Loans secured by residential properties having fixed rates totaled approximately $95 million at June 30, 2012, of which 15- and 30-year mortgages totaled approximately $24 million and $71 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $89 million at June 30, 2011, with 15- and 30-year fixed rate residential mortgages totaling approximately $27 million and $62 million, respectively. The Company also has a small home equity line portfolio totaling approximately $51 million at June 30, 2012, slightly lower than the $57 million that was outstanding at June 30, 2011.

Perhaps reflecting the impact on lending of an economy beginning to heal, commercial loans increased $8.2 million or 17.1 percent year over year and totaled $56.2 million at June 30, 2012, compared to $48.0 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which decreased $1.1 million or 2.1 percent year over year and totaled $50.2 million (versus $51.3 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $16.6 million (versus $6.7 million a year ago), and residential lot loans to individuals which totaled $17.6 million (versus $19.4 million a year ago).

At June 30, 2012, the Company had commitments to make loans of $117 million, compared to $97 million at June 30, 2011.

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $502.4 million to $95.2 million at June 30, 2012 compared with year-end 2007.

Commercial Relationships Greater than $10 Million (dollars in thousands)

	June 30,	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008	2007
Performing	$73,375	$84,610	$112,469	$145,797	$374,241	$592,408
Performing TDR*	10,623	25,494	28,286	31,152	0	0
Nonaccrual	11,179	0	20,913	28,525	14,873	5,152

Total	$95,177	$110,104	$161,668	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$123,388	$128,739	$151,503	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 40.9 percent at June 30, 2012, compared with 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.

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

	June 30,	December 31,
	2012	2011	2010	2009	2008	2007
Construction and land development loans to total risk based capital	27%	22%	39%	81%	206%	265%
CRE loans to total risk based capital	172%	174%	218%	274%	389%	390%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $24,635,000 or 2.02 percent of total loans at June 30, 2012. This amount represents $6,596,000 less than at June 30, 2011 and $930,000 less than at December 31, 2011. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated. The reduced concentrations, level of nonperforming loans and lower net charge-offs all contributed to a lower risk of loss and the lower allowance for loan losses as of June 30, 2012.

As of June 30, 2012, the specific allowance related to impaired loans individually evaluated totaled $9.3 million, compared to $11.6 million as of June 30, 2011.

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

During the first and second quarters of 2012, net charge-offs totaled $3,415,000 and $6,275,000, respectively, compared to net charge-offs during the first, second, third and fourth quarters of 2011 of $4,031,000, $4,024,000, $2,830,000 and $3,268,000, respectively. Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2012. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2012, the Company had $1.115 billion in loans secured by real estate, representing 91.3 percent of total loans, compared to $1.089 billion, representing 91.6 percent at June 30, 2011. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida. The Company’s exposure to construction and land development credits is secured by project assets and personal guarantees and totals $57.2 million at June 30, 2012, up from $49.2 million at June 30, 2011. The Company considers exposure to this industry group, together with an assessment of current trends and expected future financial performance in our evaluation of the adequacy of the allowance for loan losses.

Most emerging problems in the loan portfolio have been in income producing commercial real estate loans where economic conditions continue to strain rental factors, and as rental rates are adjusted down we are reevaluating cash flow and workout strategies. These assets continue to have good cash flow that permits resolution more quickly, as compared to land loans.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at June 30, 2012 totaled $55,701,000 and are comprised of $48,482,000 of nonaccrual loans and $7,219,000 of other real estate owned (“OREO”), compared to $72,042,000 at June 30, 2011 (comprised of $46,165,000 in nonaccrual loans and $25,877,000 of OREO). At June 30, 2012, approximately 98.7 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the table below for details about nonaccrual loans. At June 30, 2012, nonaccrual loans have been written down by approximately $18.7 million or 30.7 percent of the original loan balance (including specific impairment reserves). NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National.

As anticipated, the Company closed a number of OREO sales (contracted late in the first quarter of 2012) during the second quarter of 2012, reducing OREO outstanding by $8.3 million or 53.5 percent. Compared to June 30, 2011, OREO was $18.7 million or 72.1 percent lower. This represents the lowest level of OREO since 2008.

As previously disclosed, during the first quarter of 2012 the Company had a $14.4 million performing trouble debt restructure (“TDR”) commercial real estate loan participation migrate to nonaccrual when the lead bank informed us that they may not renew the loan when it matures in November 2012, but instead will proceed with foreclosure. During the second quarter of 2012, over fifty loans were moved to nonaccrual with an average balance of $326,000, and 98 percent of the loans collateralized by real estate. The table below shows the nonperforming inflows by quarter for 2012, 2011 and 2010:

New Nonperforming Loans (Dollars in thousands)	2012	2011	2010
First quarter	$20,207	$11,349	$11,895
Second quarter	17,291	19,874	22,560
Third quarter		4,137	8,151
Fourth quarter		4,349	9,990

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs be classified as nonaccrual loans until (under certain circumstances) performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded in the coming year versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $54.8 million at June 30, 2012 compared to $60.2 million at June 30, 2011.

	Nonaccrual Loans			Accruing
June 30, 2012 (Dollars in thousands)	Non- Current	Per- forming	Total	Restructured Loans
Construction & land development
Residential	$660	$393	$1,053	$2,194
Commercial	0	32	32	0
Individuals	377	624	1,001	591

	1,037	1,049	2,086	2,785
Residential real estate mortgages	9,720	10,726	20,446	21,773
Commercial real estate mortgages	2,957	22,348	25,305	29,873

Real estate loans	13,714	34,123	47,837	54,431
Commercial and financial	0	40	40	0
Consumer	46	559	605	411

	$13,760	$34,722	$48,482	$54,842

At June 30, 2012 and 2011, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2012		2011
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	114	$27,020	91	$24,175
Maturity extended with change in terms	104	38,608	113	45,850
Forgiveness of principal	1	2,193	2	2,434
Payment structure changed to allow for interest only payments	3	1,313	4	2,498
Not elsewhere classified	12	11,680	18	15,580

	234	$80,814	228	$90,537

During the six months ended June 30, 2012, newly identified TDRs totaled $8.4 million, compared to $31.2 million for all of 2011. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Accruing loans that were restructured within the twelve months preceding June 30, 2012 and defaulted during the six months ended June 30, 2012 summed to $848,000. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At June 30, 2012, loans totaling $103,324,000 were considered impaired (comprised of total nonaccrual and TDRs) and $9,273,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $106,403,000 and $11,582,000, respectively, at June 30, 2011.

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

SECURITIES

At June 30, 2012, the Company had no trading securities, $562,691,000 in securities available for sale (representing 97.0 percent of total securities), and securities held for investment of $17,122,000 (3.0 percent of total securities). The Company's securities portfolio decreased $56.6 million or 8.9 percent from June 30, 2011 and decreased $88.5 million, or 13.2 percent from December 31, 2011. Year over year, the portfolio decrease is entirely due to the sale of securities during the first and second quarters of 2012.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $569,032,000 of total securities, approximately 98 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at June 30, 2012 was 2.1 years, compared to a year ago when the duration was 2.6 years.

Cash and due from banks and interest bearing deposits (aggregated) totaled $219,635,000 at June 30, 2012, compared to $166,891,000 at June 30, 2011. The Company has maintained additional liquidity during the uncertain environment and has remaining proceeds from the securities sales that may be used to increase loans and investments as the economy continues to improve.

At June 30, 2012, available for sale securities had gross losses of $2,094,000 and gross gains of $6,849,000, compared to gross losses of $3,840,000 and gross gains of $12,355,000 at December 31, 2011. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities (see additional discussion under “Critical Accounting Estimates-Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

DEPOSITS AND BORROWINGS

The Company’s balance sheet continues to be primarily core funded. The Company continues to utilize a focused retail deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008. A total of 10,635 new households have started banking with Seacoast over the past twelve months, and these households have opened 10,382 new checking accounts, an increase of 21.9 percent over the number of new accounts opened during the prior twelve months. Newly acquired personal checking relationships were up 23.7 percent and new commercial business checking relationships increased 65.5 percent during the second quarter of 2012 compared to the same quarter in 2011.

Total deposits increased $8,123,000, or 0.5 percent, to $1,689,584,000 at June 30, 2012 compared to one year earlier. Declining single service time deposits were more than offset by increasing low cost or no cost deposits. Since June 30, 2011, interest bearing deposits (NOW, savings and money markets deposits) increased $91,288,000 or 11.0 percent to $922,659,000, noninterest bearing demand deposits increased $71,805,000 or 22.3 percent to $393,681,000, and CDs decreased $154,970,000 or 29.3 percent to $373,244,000. The Company has historically priced CDs conservatively and has continued to follow this strategy.

Securities sold under repurchase agreements increased over the past twelve months by $36,662,000 or 35.7 percent to $139,489,000 at June 30, 2012. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At June 30, 2012, the number of sweep repurchase accounts was 154, compared to 168 a year ago.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $117 million at June 30, 2012, and $97 million at June 30, 2011.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.9 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.1 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 9.0 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2012, Seacoast National had available unsecured lines of $50 million and lines of credit under current lendable collateral value, which are subject to change, of $523 million. Seacoast National had $338 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $177 million in residential and commercial real estate loans available as collateral. In comparison, at June 30, 2011, the Company had available unsecured lines of $10 million and lines of credit of $322 million, and had $379 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $200 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $219,635,000 on a consolidated basis at June 30, 2012 as compared to $166,891,000 at June 30, 2011. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $551,000 to $29,333,000 and interest bearing deposits increased to $190,302,000 from $138,109,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Proceeds from securities sales of $112 million and $115 million in the first and second quarters of 2012, respectively, contributed to higher liquidity at June 30, 2012. Our intent is to reinvest excess liquidity into the loan and securities portfolio, as market opportunities and conditions meet expectations.

The Company does not rely or is dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the

Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At June 30, 2012, the Company had cash and cash equivalents at the parent of approximately $8.9 million. In comparison, at June 30, 2011, the Company had cash and cash equivalents at the parent of approximately $21.3 million. During the third quarter of 2011, the Company remitted all deferred and current dividends due upon its Series A preferred stock as well as distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. All of the Series A Preferred stock funds received in December 2008 have been contributed as additional capital to Seacoast National. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).

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

The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.1 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 8.2 percent.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2012 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K/A for the year ended December 31, 2011, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K/A or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first and second quarters of 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/12 to 1/31/12	1,836	$1.67	676,492	148,508
2/1/12 to 2/29/12	1,704	1.80	678,196	146,804
3/1/12 to 3/31/12	1,648	1.86	679,844	145,156

Total - 1st Quarter	5,188	1.77	679,844	145,156

4/1/12 to 4/30/12	2,510	1.67	682,354	142,646
5/1/12 to 5/31/12	1,764	1.50	684,118	140,882
6/1/12 to 6/30/12	1,876	1.41	685,994	139,006

Total - 2nd Quarter	6,150	1.54	685,994	139,006

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2012 Annual Meeting of Shareholders was held on May 24, 2012.

(b)	Reported to the Securities and Exchange Commission in the 2012 Proxy Statement, four Class I directors were re-elected and one Class II director was elected.

(c)	The following matters were voted upon at May 24, 2012’s meeting:

Proposal 1 – Election of Directors: The re-election of four (4) Class I directors to serve until the 2015 Annual Meeting of Shareholders and election of one (1) Class II director to serve until the 2013 Annual Meeting of Shareholders have been elected and qualified.

The following votes were cast for the election of each director to serve on our board for the terms indicated or until a successor has been elected and qualified:

Out of 90,434,044 votes represented at the 2012 Annual Meeting, 68,769,539 votes were cast in favor of the re-election of H. Gilbert Culbreth and 3,609,300 votes were withheld; 68,943,259 votes were cast in favor of the re-election of Christopher E. Fogal and 3,435,580 votes were withheld; 69,535,257 votes were cast in favor of the re-election of Robert B. Goldstein and 2,843,582 votes were withheld; 67,602,876 votes were cast in favor of the re-election of Dale M. Hudson and 4,775,963 votes were withheld; and 70,964,902 votes were cast in favor of the election of Roger O. Goldman and 1,413,937 were withheld.

Each of the five nominees was elected by 93.4 percent or more of the votes cast at the 2012 Annual Meeting.

All of the directors were elected.

Proposal 2 – Employee Stock Purchase Plan Amendment: Seacoast’s Board of Directors unanimously recommended the approval of an amendment to the Company’s Employee Stock Purchase Plan to increase the number of authorized shares of Common Stock reserved for issuance under the Plan from 730,000 to 1,500,000.

Out of 90,434,044 votes represented at the 2012 Annual Meeting, 69,245,609 votes were cast in favor of Proposal 2. There were 2,924,422 votes cast against the proposal and 208,808 abstentions. Proposal 2 was approved by a vote of 95.9 percent of the total number of votes cast at the 2012 Annual Meeting.

The proposal was thereby approved.

Proposal 3 - Ratification of Appointment of Independent Auditor: Seacoast’s Board of Directors unanimously recommended the ratification of the appointment of KPMG LLP as independent auditors for Seacoast for the fiscal year ending December 31, 2012.

Out of 90,434,044 votes represented at the 2012 Annual Meeting, 89,952,758 votes were cast in favor of Proposal 3. There were 363,503 votes cast against the proposal and 117,783 abstentions. Proposal 3 was approved by a vote of 99.6 percent of the total number of votes cast at the 2012 Annual Meeting.

The proposal was thereby approved.

Proposal 4 - Reverse Stock Split: Seacoast’s Board of Directors unanimously recommended approval of an extension of the time frame from May 25, 2012 to May 23, 2013 in which the Board of Directors is permitted to effect a reverse stock split of Seacoast’s Common Stock at one of two reverse split ratios listed in the proxy statement.

Out of 90,434,044 votes represented at the 2012 Annual Meeting, 84,663,678 votes were cast in favor of Proposal 4. There were 5,429,842 votes cast against the proposal and 340,524 abstentions. Proposal 4 was approved by a vote of 94.0 percent of the total number of votes cast at the 2012 Annual Meeting.

The proposal was thereby approved.

Proposal 5 - Advisory (Non-binding) Vote on Executive Compensation: Seacoast’s Board of Directors unanimously recommended that shareholders endorse, on a non-binding basis, the compensation of the Company’s named executive officers as disclosed in the Proxy Statement.

Out of 90,434,044 votes represented at the 2012 Annual Meeting, 70,207,583 votes were cast in favor of Proposal 5. There were 1,991,081 votes cast against the proposal and 180,175 abstentions. Proposal 5 was approved by a vote of 97.2 percent of the total number of votes cast at the 2012 Annual Meeting.

The proposal was thereby approved.

Proposal 6 - Adjournment of the Annual Meeting: Seacoast’s Board of Directors unanimously recommended granting the proxy holders discretionary authority to vote to adjourn the Annual Meeting for up to 120 days to allow for the solicitation of additional proxies if there are insufficient votes to approve the other proposals.

Out of 90,434,044 votes represented at the 2012 Annual Meeting, 84,546,816 votes were cast in favor of Proposal 6. There were 5,092,921 votes cast against and 794,306 abstentions. Proposal 6 was approved by a vote of 94.3 percent of the total number of votes cast at the 2012 Annual Meeting.

The proposal was thereby approved.

Item 5. Other Information

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2012	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 8, 2012	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer