Form 10-Q
period 2012-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2012-11-07
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common Stock, $.10 Par Value – 94,810,684 shares as of September 30, 2012

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$30,935	$41,136
Interest bearing deposits with other banks	141,783	125,945

Total cash and cash equivalents	172,718	167,081
Securities:
Available for sale (at fair value)	588,248	648,362
Held for investment (fair values: $16,334 at September 30, 2012 and $20,487 at December 31, 2011)	15,556	19,977

TOTAL SECURITIES	603,804	668,339
Loans held for sale	28,042	6,795
Loans	1,202,478	1,208,074
Less: Allowance for loan losses	(23,119)	(25,565)

NET LOANS	1,179,359	1,182,509
Bank premises and equipment, net	34,884	34,227
Other real estate owned	8,888	20,946
Other intangible assets	1,697	2,289
Other assets	52,301	55,189

	$2,081,693	$2,137,375

LIABILITIES
Deposits	$1,679,466	$1,718,741
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	122,393	136,252
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	9,015	8,695

	1,914,484	1,967,298

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2012	December 31, 2011
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	48,434	47,497
Warrant for purchase of 589,625 shares of common stock at $6.36 per share	0	3,123
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 94,875,359 and outstanding 94,810,684 shares at September 30, 2012 and issued 94,693,002 and outstanding 94,686,801 shares at December 31, 2011	9,481	9,469
Other shareholders’ equity	109,294	109,988

TOTAL SHAREHOLDERS’ EQUITY	167,209	170,077

	$2,081,693	$2,137,375

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest and fees on loans	$14,371	$15,315	$43,852	$47,004
Interest and dividends on securities	3,211	4,788	10,902	13,124
Interest on interest bearing deposits and other investments	243	175	727	606

TOTAL INTEREST INCOME	17,825	20,278	55,481	60,734
Interest on deposits	1,118	2,739	4,618	8,629
Interest on borrowed money	755	671	2,262	2,240

TOTAL INTEREST EXPENSE	1,873	3,410	6,880	10,869

NET INTEREST INCOME	15,952	16,868	48,601	49,865
Provision for loan losses	900	0	9,660	1,542

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,052	16,868	38,941	48,323
Noninterest income
Other income	5,679	4,706	15,835	13,462
Securities gains, net	48	137	7,037	137

TOTAL NONINTEREST INCOME	5,727	4,843	22,872	13,599

TOTAL NONINTEREST EXPENSES	20,332	19,063	62,763	57,803

INCOME BEFORE INCOME TAXES	447	2,648	(950)	4,119
Provision for income taxes	0	0	0	0

NET INCOME	447	2,648	(950)	4,119
Preferred stock dividends and accretion of preferred stock discount	937	937	2,811	2,811

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(490)	$1,711	$(3,761)	$1,308

PER SHARE COMMON STOCK:
Net income (loss) diluted	$(0.01)	$0.02	$(0.04)	$0.01
Net income (loss) basic	(0.01)	0.02	(0.04)	0.01
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	94,481,997	93,878,199	94,443,215	93,611,223
Average shares outstanding - basic	93,777,662	93,524,950	93,688,003	93,492,180

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
NET INCOME (LOSS)	$447	$2,648	$(950)	$4,119
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale	1,646	3,096	(663)	6,278

COMPREHENSIVE INCOME (LOSS)	$2,093	$5,744	$(1,613)	$10,397

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities
Interest received	$58,747	$61,077
Fees and commissions received	15,354	13,561
Interest paid	(7,384)	(13,222)
Cash paid to suppliers and employees	(52,860)	(49,254)
Origination of loans held for sale	(133,378)	(96,751)
Proceeds from loans held for sale	122,452	102,373
Net change in other assets	(716)	1,070

Net cash provided by operating activities	2,215	18,854
Cash flows from investing activities
Maturity of securities available for sale	95,658	87,713
Maturity of securities held for investment	4,728	3,205
Proceeds from sale of securities available for sale	248,509	33,555
Purchase of securities available for sale	(280,189)	(287,977)
Purchase of securities held for investment	(500)	(1,526)
Net new loans and principal repayments	(23,821)	(7,638)
Proceeds from the sale of other real estate owned	16,683	32,853
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	296	1,154
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(60)	(174)
Additions to bank premises and equipment	(2,948)	(761)

Net cash provided by (used in) investing activities	58,356	(139,596)
Cash flows from financing activities
Net increase (decrease) in deposits	(39,269)	24,055
Net increase (decrease) in federal funds purchased and repurchase agreements	(13,859)	8,348
Purchase of stock warrants, net of related expenses	(81)	0
Stock based employee benefit plans	150	69
Dividends paid	(1,875)	(6,250)

Net cash (used in) provided by financing activities	(54,934)	26,222

Net increase (decrease) in cash and cash equivalents	5,637	(94,520)
Cash and cash equivalents at beginning of period	167,081	211,405

Cash and cash equivalents at end of period	$172,718	$116,885

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Reconciliation of net income to cash provided by operating activities
Net income	$(950)	$4,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,111	2,152
Amortization of premiums and discounts on securities, net	3,392	1,730
Other amortization and accretion, net	21	(208)
Change in loans held for sale, net	(10,926)	5,622
Provision for loan losses	9,660	1,542
Gain on sale of securities	(7,037)	(137)
Gain on sale of loans	(657)	(114)
Losses on sale and write-downs of other real estate owned	3,390	2,558
Losses on dispositions of fixed assets	180	55
Change in interest receivable	446	(543)
Change in interest payable	(504)	(2,354)
Change in prepaid expenses	2,298	2,401
Change in accrued taxes	461	891
Change in other assets	(716)	1,070
Change in other liabilities	1,046	70

Net cash provided by operating activities	$2,215	$18,854

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(1,081)	$10,224
Transfer from loans to other real estate owned	8,274	31,461
Transfer from commercial loans to loans available for sale	10,321	0
Securities principal receivable recorded in other assets	2,419	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

NOTE B — RECENT ACCOUNTING STANDARDS

Future Application of Accounting Pronouncements

In July 2012, FASB issued ASU 2012-02 Intangibles – Goodwill and Other; amending ASC Topic 350 to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. The adoption of the amendments will not have a material impact on company’s financial condition, results of operations or liquidity.

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

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 527,000 and 1,125,000 related to stock options, stock settled appreciation rights and warrants for each of the periods ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Basic:
Net income (loss) available to common shareholders	$(490)	$1,711	$(3,761)	$1,308
Average basic shares outstanding	93,777,662	93,524,950	93,688,003	93,492,180

Basic income (loss) EPS	$(0.01)	$0.02	$(0.04)	$0.01

Diluted:
Net income (loss) available to common shareholders	$(490)	$1,711	$(3,761)	$1,308
Average basic shares outstanding	93,777,662	93,524,950	93,688,003	93,492,180
Employee restricted stock	704,335	353,249	755,212	119,043
Average diluted shares outstanding	94,481,997	93,878,199	94,443,215	93,611,223

Diluted income (loss) EPS	$(0.01)	$0.02	$(0.04)	$0.01

NOTE D — FAIR VALUE INSTRUMENTS MEASURED AT FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as, to more accurately portray the active and dynamic management of a company’s balance sheet. FASB Accounting Standards Codification (“ASC”) 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value at September 30, 2012 and 2011 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Available for sale securities (3)	$588,248	$1,711	$586,537	$0
Loans available for sale	28,042	0	28,042	0
Loans (1)	22,380	0	10,351	12,029
Other real estate owned (2)	8,888	0	3,746	5,142

September 30, 2011
Available for sale securities (3)	$611,195	$4,226	$606,969	$0
Loans available for sale	6,897	0	6,897	0
Loans (1)	22,271	0	10,939	11,332
Other real estate owned (2)	23,702	0	1,706	21,996

(1)	See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note H for further detail of fair value of individual investment categories.

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

During the nine months ended September 30, 2012 and 2011 there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3, transfers in totaled $19.6 million for the first nine months of 2012. For 2012, transfers out consisted of charge-offs of $4.6 million, foreclosures migrating to other real estate owned (“OREO”) and other reductions of $2.1 million and a single loan transfer of $10.3 million to loans held for sale. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reporting periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first nine months of 2012, transfers out totaled $16.8 million, consisting of valuation write-downs of $2.4 million and sales of $14.4 million, and transfers in consisted of foreclosed loans totaling $3.5 million.

The following table shows the carrying value and fair value of the Company’s financial assets and financial liabilities as of September 30, 2012 and 2011:

	September 30, 2012		September 30, 2011
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$172,718	$172,718	$116,885	$116,885
Securities	603,804	604,582	635,770	636,214
Loans, net	1,179,359	1,201,291	1,180,147	1,211,205
Loans held for sale	28,042	28,042	6,897	6,897

Financial Liabilities
Deposit liabilities	1,679,466	1,681,968	1,661,274	1,666,399
Borrowings	172,393	178,340	156,562	162,060
Subordinated debt	53,610	32,166	53,610	37,527

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2012 and 2011:

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are hard to value or that have complicated structures. The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third party sources or derived using internal models and observed prices from purchases and sales.

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

NOTE E — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES

During the nine months ending September 30, 2012, the total of newly identified troubled debt restructurings (“TDRs”) was $9.6 million, of which $0.1 million were accruing construction and land development loans, $4.2 million were accruing residential real estate mortgages, $0.8 million were accruing commercial real estate loans, and $0.1 million were accruing consumer loans. Loans modified but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

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

The following table presents loans that were modified within the nine months ended September 30, 2012:

September 30, 2012 (Dollars in thousands) Troubled Debt Restructurings Modified	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
Construction and land development	1	$70	$64	$0	$6
Residential real estate	22	4,242	3,949	0	293
Commercial real estate	2	800	747	0	53
Commercial and financial	0	0	0	0	0
Consumer	2	75	72	0	3

	27	$5,187	$4,832	$0	$355

Accruing loans that were restructured within the twelve months preceding September 30, 2012 and defaulted during the nine months ended September 30, 2012 is presented in the table below. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

	2012
(Dollars in thousands) Troubled Debt Restructurings Defaulted	Number of Contracts	Recorded Investment
Construction and land development	0	$0
Residential real estate	3	600
Commercial real estate	1	225
Commercial and financial	0	0
Consumer	0	0

	4	$825

As of September 30, 2012 and December 31, 2011, the Company’s recorded investments in impaired loans and the related valuation allowances were as follows:

	September 30, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,103	$1,447	$0
Commercial real estate	13,199	18,410	0
Residential real estate	12,147	9,644	0
Commercial and financial	3	4	0
Consumer	391	440	0
Impaired Loans with an Allowance Recorded:
Construction and land development	3,422	3,047	444
Commercial real estate	31,634	32,032	3,533
Residential real estate	26,134	24,655	4,440
Commercial and financial	34	229	1
Consumer	562	577	100
Total:
Construction and land development	4,525	4,494	444
Commercial real estate	44,833	50,442	3,533
Residential real estate	38,281	34,299	4,440
Commercial and financial	37	233	1
Consumer	953	1,017	100

	$88,629	$90,485	$8,518

	December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,616	$2,431	$0
Commercial real estate	19,101	22,219	0
Residential real estate	9,128	13,442	0
Commercial and financial	16	16	0
Consumer	481	523	0
Impaired Loans with an Allowance Recorded:
Construction and land development	3,777	4,131	375
Commercial real estate	39,199	39,824	3,385
Residential real estate	26,140	26,940	3,099
Commercial and financial	101	101	8
Consumer	578	584	112
Total:
Construction and land development	5,393	6,562	375
Commercial real estate	58,300	62,043	3,385
Residential real estate	35,268	40,382	3,099
Commercial and financial	117	117	8
Consumer	1,059	1,107	112

	$100,137	$110,211	$6,979

For the nine months ended September 30, 2012 and 2011, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$1,495	$1	$2,784	$15
Commercial real estate	11,831	326	22,062	302
Residential real estate	11,608	129	8,737	77
Commercial and financial	9	0	1,026	2
Consumer	463	0	397	2
Impaired Loans with an Allowance Recorded:
Construction & land development	3,637	98	17,051	108
Commercial real estate	42,769	1,204	44,690	1,369
Residential real estate	27,223	617	27,148	642
Commercial and financial	38	8	172	2
Consumer	605	17	754	29
Total:
Construction & land development	5,132	99	19,835	123
Commercial real estate	54,600	1,530	66,752	1,671
Residential real estate	38,831	746	35,885	719
Commercial and financial	47	8	1,198	4
Consumer	1,068	17	1,151	31

	$99,678	$2,400	$124,821	$2,548

Impaired loans also include loans that have been modified in TDRs. At September 30, 2012 and December 31, 2011, impaired loans include accruing TDRs totaling $44.2 million and $71.6 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the nine months ended September 30, 2012 and 2011, the Company recorded $2,400,000 and $2,548,000, respectively, in interest income on impaired loans.

Transactions in the allowance for loan losses for the three and nine-month periods ended September 30, 2012 are summarized as follows:

	Allowance for Loan Losses for the Three Months Ended Sept. 30, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,355	$(194)	$(92)	$210	$118	$1,279
Commercial real estate	11,977	225	(1,906)	117	(1,789)	10,413
Residential real estate	10,312	950	(995)	234	(761)	10,501
Commercial and financial	329	(34)	0	40	40	335
Consumer	662	(47)	(34)	10	(24)	591

	$24,635	$900	$(3,027)	$611	$(2,416)	$23,119

	Allowance for Loan Losses for the Nine Months Ended Sept. 30, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,883	$(329)	$(571)	$296	$(275)	$1,279
Commercial real estate	11,477	6,285	(7,637)	288	(7,349)	10,413
Residential real estate	10,966	3,856	(4,819)	498	(4,321)	10,501
Commercial and financial	402	116	(291)	108	(183)	335
Consumer	837	(268)	(88)	110	22	591

	$25,565	$9,660	$(13,406)	$(1,300)	$(12,106)	$23,119

Transactions in the allowance for loan losses for the three and nine-month periods ended September 30, 2011 are summarized as follows:

	Allowance for Loan Losses for the Three Months Ended Sept. 30, 2011
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$2,031	$331	$(720)	$190	$(530)	$1,832
Commercial real estate	16,251	(2,686)	(74)	16	(58)	13,507
Residential real estate	11,375	2,527	(2,368)	196	(2,172)	11,730
Commercial and financial	572	(309)	0	131	131	394
Consumer	1,002	137	(213)	12	(201)	938

	$31,231	$0	$(3,375)	$545	$(2,830)	$28,401

	Allowance for Loan Losses for the Nine Months Ended Sept. 30, 2011
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$7,214	$(1,471)	$(4,418)	$507	$(3,911)	$1,832
Commercial real estate	18,563	(3,759)	(1,331)	34	(1,297)	13,507
Residential real estate	10,102	7,205	(5,922)	345	(5,577)	11,730
Commercial and financial	480	(349)	0	263	263	394
Consumer	1,385	(84)	(417)	54	(363)	938

	$37,744	$1,542	$(12,088)	$1,203	$(10,885)	$28,401

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance as of September 30, 2012 and 2011 is shown in the following tables:

	At September 30, 2012
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$4,525	$444	$51,688	$835	$56,213	$1,279
Commercial real estate	44,833	3,533	428,970	6,880	473,803	10,413
Residential real estate	38,281	4,440	524,140	6,061	562,421	10,501
Commercial and financial	37	1	58,185	334	58,222	335
Consumer	953	100	50,866	491	51,819	591

	$88,629	$8,518	$1,113,849	$14,601	$1,202,478	$23,119

	At September 30, 2011
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$5,401	$288	$42,252	$1,544	$47,653	$1,832
Commercial real estate	64,001	4,962	455,350	8,545	519,351	13,507
Residential real estate	34,609	3,277	501,316	8,453	535,925	11,730
Commercial and financial	122	9	53,412	385	53,534	394
Consumer	1,274	168	50,811	770	52,085	938

	$105,407	$8,704	$1,103,141	$19,697	$1,208,548	$28,401

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

NOTE G: EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At September 30, 2012, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.

NOTE H: SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,700	$11	$0	$1,711
Mortgage-backed securities of U.S. Government Sponsored Entities	169,569	4,057	(86)	173,540
Collateralized mortgage obligations of U.S. Government Sponsored Entities	315,420	2,496	(1,029)	316,887
Private collateralized mortgage obligations	93,277	2,012	(84)	95,205
Obligations of state and political subdivisions	847	58	0	905

	$580,813	$8,634	$(1,199)	$588,248

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$5,991	$0	$(105)	$5,886
Private collateralized mortgage obligations	1,406	37	0	1,443
Obligations of state and political subdivisions	6,659	787	(8)	7,438
Other	1,500	67	0	1,567

	$15,556	$891	$(113)	$16,334

	December 31, 2011
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,699	$25	$0	$1,724
Mortgage-backed securities of U.S. Government Sponsored Entities	135,665	2,819	(37)	138,447
Collateralized mortgage obligations of U.S. Government Sponsored Entities	428,139	9,111	(316)	436,934
Private collateralized mortgage obligations	73,247	330	(3,487)	70,090
Obligations of state and political subdivisions	1,097	70	0	1,167

	$639,847	$12,355	$(3,840)	$648,362

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$10,475	$0	$(136)	$10,339
Private collateralized mortgage obligations	1,840	40	0	1,880
Obligations of state and political subdivisions	6,662	570	0	7,232
Other	1,000	36	0	1,036

	$19,977	$646	$(136)	$20,487

Proceeds from sales of securities during the nine month period ended September 30, 2012 were $248,509,000 with gross gains of $7,251,000 and gross losses of $214,000. Proceeds from sales of securities during the nine month period ended September 30, 2011 were $33,555,000 with gross gains of $153,000 and gross losses of $16,000.

Securities with a carrying value of $72,018,000 and fair value of $73,173,000 at September 30, 2012 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $143,741,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$0	$0	$1,700	$1,711
Due after one year through five years	376	379	441	472
Due after five years through ten years	1,254	1,371	406	433
Due after ten years	5,029	5,688	0	0

	6,659	7,438	2,547	2,616
Mortgage-backed securities of Government Sponsored Entities	0	0	169,569	173,540
Collateralized mortgage obligations of Government Sponsored Entities	5,991	5,886	315,420	316,887
Private collateralized mortgage obligations	1,406	1,443	93,277	95,205
No contractual maturity	1,500	1,567	0	0

	$15,556	$16,334	$580,813	$588,248

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$23,096	$(86)	$0	$0	$23,096	$(86)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	149,926	(1,029)	5,886	(105)	155,812	(1,134)
Private collateralized mortgage obligations	0	0	10,106	(84)	10,106	(84)
Obligations of state and political subdivisions	300	(6)	125	(2)	425	(8)

Total temporarily impaired securities	$173,322	$(1,121)	$16,117	$(191)	$189,439	$(1,312)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$18,800	$(37)	$0	$0	$18,800	$(37)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	59,913	(452)	0	0	59,913	(452)
Private collateralized mortgage obligations	32,615	(2,001)	27,282	(1,486)	59,897	(3,487)

Total temporarily impaired securities	$111,328	$(2,490)	$27,282	$(1,486)	$138,610	$(3,976)

Approximately $0.1 million of $1.3 million of the unrealized losses at September 30, 2012 pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $10.1 million as of September 30, 2012 and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgages loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2012, the Company also had $1.2 million of unrealized losses on mortgage-backed securities of government sponsored entities having a fair value of $178.9 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of September 30, 2012, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2012.

Included in other assets was $11.7 million at September 30, 2012 of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2012, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $11.7 million of cost method investment securities.

NOTE I: INCOME TAXES

The Company has recorded net deferred tax assets (“DTA”) of $17.2 million at September 30, 2012. Although realization is not assured, management believes that realization of the current carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASU 740 Income Taxes. Should the economy show improvement, the Company’s credit losses moderate prospectively, and the Company generates increased taxable income, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. At September 30, 2012 the Company has approximately $45.2 million in its deferred tax valuation allowance allocated to its deferred tax assets, primarily net operating loss carryforwards.

NOTE J - LOANS

Information relating to loans as of September 30, 2012 and December 31, 2011 is summarized as follows:

(Dollars in thousands)	September 30, 2012	December 31 2011
Construction and land development	$56,213	$49,184
Commercial real estate	473,803	508,353
Residential real estate	562,421	546,246
Commercial and financial	58,222	53,105
Consumer	51,564	50,611
Other loans	255	575

Total	$1,202,478	$1,208,074

(1)	Net loan balances as of September 30, 2012 and December 31, 2011 are net of deferred costs of $1,972,000 and $1,632,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$0	$0	$0	$1,790	$54,423	$56,213
Commercial real estate	5	0	0	23,416	450,382	473,803
Residential real estate	3,041	363	0	18,654	540,363	562,421
Commercial and financial	0	0	0	37	58,185	58,222
Consumer	69	5	0	553	50,937	51,564
Other	0	0	0	0	255	255

Total	$3,115	$368	$0	$44,450	$1,154,545	$1,202,478

	December 31, 2011
(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$6	$215	$0	$2,227	$46,736	$49,184
Commercial real estate	836	0	0	13,120	494,397	508,353
Residential real estate	2,979	607	0	12,555	530,105	546,246
Commercial and financial	80	0	0	16	53,009	53,105
Consumer	246	74	0	608	49,683	50,611
Other	0	0	0	0	575	575

Total	$4,147	$896	$0	$28,526	$1,174,505	$1,208,074

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are reassessed at least annually by the loan relationship manager.  The following table presents the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$49,940	$372,370	$523,006	$57,093	$50,200	$1,052,609
Special mention	1,748	34,003	1,125	836	392	38,104
Substandard	0	22,597	9	256	274	23,136
Doubtful	0	0	0	0	0	0
Nonaccrual	1,790	23,416	18,654	37	553	44,450
Troubled debt restructures	2,735	21,417	19,627	0	400	44,179

	$56,213	$473,803	$562,421	$58,222	$51,819	$1,202,478

	December 31, 2011
(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$42,899	$387,161	$505,316	$51,375	$49,299	$1,036,050
Special mention	802	57,334	5,529	1,445	523	65,633
Substandard	90	5,558	133	168	305	6,254
Doubtful	0	0	0	0	0	0
Nonaccrual	2,227	13,120	12,555	16	608	28,526
Troubled debt restructures	3,166	45,180	22,713	101	451	71,611

	$49,184	$508,353	$546,246	$53,105	$51,186	$1,208,074

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2012

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

EARNINGS OVERVIEW

During 2011 and into 2012, we made good progress pursuing our strategic plan, even though there were significant headwinds from the operating and interest rate environment. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value going forward. Noninterest income also increased as a result of growth in key activities such as mortgage banking gains, and fees earned from increased households and business deposit relationships. These successes were a direct result of implementing the strategic plan adopted by our board of directors three years ago. In 2011 and the first nine months of 2012, improved tactical execution and our improved condition supported better growth for both consumer household and commercial relationships.

Management began implementing a combination of actions, including office consolidations, revenue enhancements, acceleration of growth initiatives and a variety of cost-saving opportunities during the third quarter of 2012. Our decision to accelerate our problem loan liquidation activities during the second quarter of 2012 was part of this larger review initiated to support earnings growth in 2013. Adjustments to expense associated with branch consolidations, severance and organizational changes to restore higher levels of profitability totaled $1,071,000 and impacted the Company’s reported net income of $447,000 for the third quarter of 2012, which compared to a net loss of $2,335,000 for the second quarter of 2012 and net income of $2,648,000 for the third quarter a year ago. Net loss available to common shareholders (after preferred dividends and accretion of preferred stock discount) for the third quarter of 2012 totaled $490,000 or $0.01 per average common diluted share, compared to a net loss of $3,272,000 or $0.03 per average common diluted share for the second quarter in 2012, and net income of $1,711,000 or $0.02 per average common diluted share for the third quarter of 2011. We expect to record additional charges totaling approximately $1.0 million in the fourth quarter related to branch consolidations.

Our performance for the second and third quarters of 2012 and prospectively for the fourth quarter of 2012 reflects our determination to tackle risk exposures while planning for improved growth and earnings in 2013. We are in the process of implementing reductions in expenses expected to total $7.4 million in 2013. Approximately $4.9 million of the reduction is related to core operating expenses of which $3.3 million have been implemented and will fully impact the first quarter of 2013. An additional $1.7 million in reduced annual core operating costs are expected to be implemented in the first and second quarters of 2013. In addition, we project noncore credit related expenses, primarily losses on other real estate owned (OREO) and asset disposition expense, will be reduced by $2.5 million in 2013. In addition, revenue and growth initiatives in response to improving market conditions include making additional investments in people to increase our lending capacity in our commercial and business banking lines and expanding growth initiatives related to our mortgage business. These investments are expected to support an acceleration of our loan production in 2013. Our successful retail and business deposit growth initiatives have also been expanded to drive further increases in households served, margins and fees for 2013.

Provisioning for loan losses of $0.9 million for the third quarter of 2012 was lower compared to $6.5 million in provisioning for the second quarter of 2012, and the $2.3 million provided in the first quarter of 2012. During the second quarter of 2012, we took write downs and added specific reserves during the second quarter of 2012 for loans that could be resolved by year-end 2012. The allowance for loan losses to loans outstanding ratio at September 30, 2012 was 1.92 percent compared to 2.35 percent a year earlier.

The net interest margin was unchanged at 3.17 percent during the third quarter of 2012 from the second quarter of 2012, but was lower by 27 basis points from third quarter 2011’s margin. In the first and second quarters of 2012, a portion of the securities portfolio was sold to reduce interest rate and price risk, and this reduced net interest income compared to prior periods. Higher cash liquidity, and lower loan and investment security yields have been partially offset by improved deposit mix. The Company has continued to benefit from lower rates paid for interest bearing liabilities. The Company has improved its acquisition, retention and mix of deposits and this has resulted in lower funding costs. The average cost of interest bearing liabilities was 0.49 percent for the third quarter of 2012, compared to 0.59 percent for the second quarter of 2012, and was 38 basis points lower compared to the third quarter of 2011. The yield on earning assets decreased by 9 basis points during the third quarter of 2012, compared to the second quarter of 2012, and was 59 basis points lower than for the third quarter of 2011. Loan demand has been better during the first, second and third quarters of 2012 and prospectively our focus will be on continuing to improve our deposit mix and adding to our loan balances.

Noninterest income (excluding securities gains) totaled $5.7 million and $5.2 million for the third and second quarters of 2012, respectively, compared to $4.7 million for the third quarter of 2011. Mortgage banking revenues increased $599,000 compared to the third quarter of 2011 with improved stability in home prices, increased service release premiums and improved transaction flow resulting in higher income. While service charges on deposits were $55,000 lower when compared to third quarter 2011 (entirely in overdraft fees), improved results occurred in interchange income for the third quarter of 2012, greater by $150,000 over prior year. Interchange income and other charges and fees are derived from customer relationships, which have increased as a result of more accounts and households as a result of the retail deposit growth strategy. Marine finance fees were $50,000 higher than in the third quarter of 2011 and other income was up $295,000 (principally in merchant income), while wealth management fees were $65,000 lower.

Noninterest expenses decreased by $389,000 versus second quarter 2012’s result and were $1.3 million higher when compared to the third quarter of 2011. Overhead related to salaries and wages, the largest component of overall overhead, were $668,000 higher compared to the second quarter of 2012 and were $1,201,000 higher versus third quarter 2011’s result.

Adjustments during the third quarter of 2012 included $839,000 for severance and organizational changes and $232,000 for office consolidations. Increasing as well year over year were employee benefits, up $533,000 or 38.3 percent, principally due to higher healthcare costs. Partially offsetting, asset dispositions expense and losses on other real estate owned and repossessed assets decreased by $460,000 on an aggregate basis compared to third quarter 2011, reflecting the significant reduction in OREO year over year.

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

Allowance and Provision for Loan Losses

The information contained on pages 36-37 and 43-52 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale

At September 30, 2012, outstanding securities designated as available for sale totaled $588,248,000. The fair value of the available for sale portfolio at September 30, 2012 was more than historical amortized cost, producing net unrealized gains of $7,435,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2012 and 2011. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of September 30, 2012, the Company’s available for sale investment securities, except for approximately $0.9 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $492.1 million, or 83.7 percent of the total available for sale portfolio. The remainder of the portfolio consists of private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $5.5 million as of September 30, 2012, nominally lower from year-end 2011. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at September 30, 2012 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At September 30, 2012, the Company had net deferred tax assets (“DTA”) of $17.2 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at September 30, 2011 the Company had net DTAs of $15.0 million.

As a result of the losses incurred in 2008, 2009, and 2010 the Company was and is in a three-year cumulative pretax loss position. The Company has recorded deferred tax valuation allowances for its DTAs, primarily net operating loss (“NOL”) carryforwards totaling approximately $45.2 million at September 30, 2012. Should the economy show improvement and the Company’s credit losses continue to moderate prospectively as the Company continues to generate taxable income, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. We believe our future taxable income will ultimately allow for the recovery of the NOL, and the realization of its DTA, most likely sometime in 2013.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2012 and 2011, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2012 totaled $15,995,000, decreasing from 2012’s second quarter by $57,000 or 0.4 percent, and lower than third quarter 2011’s result by $930,000 or 5.5 percent. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks, has reduced 2012’s net interest income. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
Third quarter 2011	$16,925	3.44%
Fourth quarter 2011	17,020	3.42
First quarter 2012	16,689	3.33
Second quarter 2012	16,052	3.17
Third quarter 2012	15,995	3.17

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

(Dollars in thousands	Third Quarter 2012	Second Quarter 2012	First Quarter 2012	Fourth Quarter 2011	Third Quarter 2011
Non-taxable interest income	$82	$85	$92	$87	$109
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$15,995	$16,052	$16,689	$17,020	$16,925
Total net interest income (not TE)	15,952	16,007	16,642	16,974	16,868
Net interest margin (TE)	3.17%	3.17%	3.33%	3.42%	3.44%
Net interest margin (not TE)	3.16	3.16	3.32	3.41	3.43

The earning asset mix changed year over year impacting net interest income. For the third quarter of 2012, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.0 percent, compared to 61.3 percent a year ago. Average securities as a percentage of average earning assets decreased from 32.2 percent a year ago to 28.6 percent during the third quarter of 2012 and interest bearing deposits and other investments increased to 10.4 percent in 2012 from 6.5 percent in 2011. The net interest margin continues to be negatively impacted by higher levels of overnight liquidity. While average total loans as a percentage of earning assets was generally unchanged, the mix of loans changed, with volumes related to commercial real estate representing 41.1 percent of total loans at September 30, 2012 (compared to 44.9 percent at September 30, 2011). Our reduced exposure to commercial construction and land development loans on residential and commercial properties was slightly lower, totaling $20.9 million at September 30, 2012 versus $22.7 million at September 30, 2011.

Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 49.7 percent of total loans at September 30, 2012 (versus 46.4 percent at September 30, 2011) (see “Loan Portfolio”).

The yield on loans decreased 41 basis points to 4.68 percent over the last twelve months with nonaccrual loans totaling $44.5 million or 3.70 percent of total loans at September 30, 2012 (versus $32.6 million or 2.70 percent of total loans at September 30, 2011). The yield on investment securities was lower, decreasing 82 basis points year over year to 2.24 percent for the third quarter of 2012, due primarily to securities sold to reduce interest rate risk and reinvestment at lower yields. The yield on interest bearing deposits and other investments was slightly lower at 0.46 percent for third quarter 2012 compared to a year earlier. Although we are seeing heightened competition among lenders in the Company’s markets for quality borrowers, particularly in the form of pricing pressure, we remain focused on offsetting pricing pressures with deposit product offerings and other fee opportunities from the entire relationship.

Average earning assets for the third quarter of 2012 increased $54.1 million or 2.8 percent compared to 2011’s third quarter. Average loan balances for 2012 increased $25.6 million or 2.1 percent to $1,223.3 million and average interest bearing deposits and other investments increased $82.4 million or 64.8 percent to $209.5 million, while average investment securities decreased $53.9 million or 8.6 percent to $574.3 million. Remaining proceeds from the sale of securities during 2012 are likely to be deployed to lending activities or additional investment securities purchases.

Commercial and commercial real estate loan production for the first nine months of 2012 totaled approximately $62 million, compared to production for all of 2011 and 2010 of $63 million and $10 million, respectively. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. While commercial production has improved, period-end total loans outstanding decreased by $6.1 million or 0.5 percent since September 30, 2011, reflecting ongoing problem loan resolution activities over the past twelve months and most recently, a $10.3 million commercial loan moving to available for sale during the third quarter of 2012. In comparison, loans decreased by $54.8 million or 4.3 percent at September 30, 2011 year over year. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. At September 30, 2012 the Company’s total commercial and commercial real estate loan pipeline was $46 million, versus $36 million at December 31, 2011 and $46 million at September 30, 2011.

The Company has expanded its residential mortgage loan originations and seeks to expand loans to small businesses prospectively in 2012 and 2013. However, as consumers and businesses seek to reduce their borrowings, and the economy remains weak, opportunities to lend are market share driven.

Closed residential mortgage loan production for the first, second and third quarters of 2012 totaled $48 million, $66 million and $63 million, respectively, of which $20 million, $26 million and $34 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second and third quarters of 2011 totaled $32 million, $50 million and $53 million, respectively, of which $13 million, $18 million and $17 million was sold servicing-released. Applications for residential mortgages totaled $112 million during the third quarter of 2012. Much of our loan production has been focused on residential home mortgages, which has continued to show signs of strengthening here in our markets and across Florida. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to remain soft. Inventory levels for existing homes in many markets is now at a three- or four-month supply, some of the lowest levels the Company has seen since pre-recession.

The cost of average interest-bearing liabilities in the third quarter of 2012 decreased 10 basis points to 0.49 percent from second quarter 2012 and was 38 basis points lower than for the third quarter of 2011, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
	2012	2012	2012	2011	2011
Rate	0.49%	0.59%	0.68%	0.77%	0.87%

During 2012, the Company’s retail core deposit focus has continued to produce strong growth in core deposit customer relationships when compared to prior year results. The improved deposit mix and lower rates paid on interest bearing deposits during the third quarter of 2012 (and last several quarters) reduced the overall cost of total deposits to 0.26 percent for the third quarter of 2012, 39 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 72.1 percent of total average interest bearing deposits for the third quarter of 2012, an improvement compared to the average of 62.2 percent a year ago. The average rate for lower cost interest bearing deposits for 2012 was 0.16 percent, down by 12 basis points from 2011’s third quarter rate. Certificate of deposit (“CD”) rates paid were also lower for the third quarter of 2012, averaging 0.82 percent, an 84 basis point decrease compared to the third quarter a year ago. Average CDs (the highest cost component of interest bearing deposits) were 27.9 percent of interest bearing deposits for the third quarter of 2012, compared to 37.8 percent for 2011 with ending balances down to 27.0 percent for CDs as of September 30, 2012.

Average deposits totaled $1,679.8 million during the third quarter of 2012, and were $4.5 million higher compared to third quarter 2011, even with a planned reduction of single service time deposit customers occurring. Average aggregate amounts for NOW, savings and money market balances increased $84.9 million or 10.1 percent to $926.8 million for 2012 compared to the third quarter of 2011, average noninterest bearing deposits increased $71.8 million or 22.3 percent to $394.5 million for 2012 compared to 2011, and average CDs decreased by $152.2 million or 29.8 percent to $358.5 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $41.6 million to $140.9 million or 41.9 percent for the third quarter in 2012 as compared to 2011 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under ASC 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first, second and third quarters of 2012 we recorded higher provisioning for loan losses of $2.3 million, $6.5 million and $0.9 million, respectively, which compared to provisioning in the first, second, third and fourth quarters of 2011 of $0.6 million, $0.9 million, $0.0 million and $0.4 million, respectively. Net charge-offs for the first, second and third quarters of 2012 totaled $3.4 million, $6.3 million and $2.4 million, respectively, somewhat higher for the second quarter of 2012 compared to the first and third quarters of 2012 that averaged $2.9 million. Net charge-offs represented 1.32 percent of average total loans for the first nine months of 2012, versus 1.16 percent of average total loans for all of 2011. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses.

Total commercial real estate (“CRE”) loan concentrations declined 8.7 percent from $542.1 million at September 30, 2011 to $494.7 million at September 30, 2012. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans (as defined in the guidance) represented 163 percent of total risk based capital at September 30, 2012, substantively under the 300 percent limit designated by regulators.

The Company’s residential construction and land development loan concentrations have been reduced to $10.4 million or 0.9 percent of total loans at September 30, 2012 (see “Loan Portfolio”).

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

The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Home equity loans (amortizing loans for home improvements with maturities of 10 to 15 years) totaled $58.4 million and home equity lines totaled $50.6 million at September 30, 2012, compared to $63.6 million and $55.1 million at September 30, 2011. Each borrower’s credit was fully documented as part of the Company’s underwriting of home equity lines. The Company never promoted home equity lines greater than 80 percent of value or used credit scoring solely as the underwriting criteria. Therefore this portfolio of loans, primarily to customers with other relationships to Seacoast National, has performed better than portfolios of our peers. Net charge-offs for the nine months ended September 30, 2012 totaled $635,000 for home equity lines, compared to $683,000 for all of 2011, and home equity lines past due 90 days or more and nonaccrual lines (aggregated) were $2,285,000 and $551,000 at September 30, 2012 and 2011, respectively.

NONINTEREST INCOME

Noninterest income, excluding gains or losses from securities, totaled $5,679,000 for the third quarter of 2012, $973,000 or 20.7 percent higher than for 2011’s third quarter and $460,000 or 8.8 percent higher than the second quarter 2012. Noninterest income accounted for 26.3 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) in the third quarter of 2012, compared to 21.8 percent a year ago.

Noninterest income for the third and second quarters of 2012, and the third quarter of 2011, is detailed as follows:

(Dollars in thousands)	Third Quarter 2012	Second Quarter 2011	Third Quarter 2011
Service charges on deposits	$1,620	$1,487	$1,675
Trust income	550	564	541
Mortgage banking fees	1,155	902	556
Brokerage commissions and fees	247	298	321
Marine finance fees	279	244	229
Debit card income	1,119	1,154	969
Other deposit-based EFT fees	70	84	71
Other income	639	486	344

Total	$5,679	$5,219	$4,706

For the third quarter of 2012, revenues from the Company’s wealth management services businesses (trust and brokerage) decreased year over year and versus second quarter 2012, by $65,000 or 7.5 percent. Included in the $65,000 decrease from a year ago, trust revenue was higher by $9,000 or 1.7 percent and brokerage commissions and fees were lower by $74,000 or 23.1 percent. For the nine months ended September 30, 2012, income from the Company’s wealth management services increased $21,000 or 0.9 percent to $2,466,000. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services.

Service charges on deposits for the third quarter of 2012 were $55,000 or 3.3 percent lower year over year versus 2011’s third quarter result, but were $133,000 or 8.9 percent higher when compared to second quarter 2012. Overdraft fees declined $81,000 or 6.2 percent year over year and represented approximately 75 percent of total service charges on deposits for the third quarter of 2012, slightly lower than the average of 76 percent for all of 2011 and 77 percent for the third quarter of 2011. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Year-to-date service charges on deposits for 2012 decreased $95,000 or 2.0 percent year over year to $4,568,000.

For the third quarter of 2012, fees from the non-recourse sale of marine loans totaled $279,000, an increase of $50,000 or 21.8 percent compared to third quarter 2011, and compared to second quarter 2012 were higher as well, by $35,000. Over the first nine months, approximately $10.5 million of 2012’s overall production of $63.1 million has been placed in the loan portfolio, the remainder sold. Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past couple years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For third quarter 2012, interchange income increased $150,000 or 15.5 percent from third quarter 2011, but was seasonally lower by $35,000 or 3.0 percent than second quarter 2012. Other deposit-based electronic funds transfer (“EFT”) income decreased nominally by $1,000 from third quarter

2011, and compared to second quarter 2012 was $14,000 lower. For 2012, year-to-date interchange income and other deposit based EFT income were higher year over year by $489,000 or 17.1 percent and $13,000 or 5.4 percent, respectively, and totaled $3,344,000 and $253,000, respectively.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the third quarter of 2012 increased $599,000 or 107.7 percent from 2011’s third quarter result, and were $253,000 or 28.0 percent higher compared to the second quarter of 2012. For the nine months ended September 30, 2012, mortgage banking fees increased $1,220,000 or 83.6 percent to $2,680,000, compared to prior year. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved over the past year, with transactions increasing, prices firming and affordability improving. As a result, the Company experienced more mortgage loan origination opportunities in markets it serves during the past year and this is expected to continue during 2012. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2011 and the first eight months of 2012, based on the data available to date. The Company has only had to repurchase or settle on 8 sold mortgage loans ever and believes that its processes and controls make it unlikely that it will have any material exposure in the future.

Other income for third quarter 2012 increased $295,000 or 85.8 percent compared to the third quarter a year ago, and from second quarter 2012 was $153,000 or 31.5 percent higher. Included in the increase for 2012 compared to third quarter 2011 was merchant income, which was $170,000 higher than a year ago and reflecting better volumes and additional incentive payments for surpassing sales thresholds over the last twelve months.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2011, 2010, and 2009 resulted in this ratio increasing to 90.1 percent, 104.6 percent, and 86.7 percent, respectively. For the first nine months of 2012, the overhead ratio was 97.3 percent and total noninterest expenses were $4,960,000 or 8.6 percent higher versus a year ago, totaling $62,763,000. When compared to third quarter 2011, total noninterest expenses for third quarter 2012 increased by $1,269,000 or 6.7 percent to $20,332,000, and compared to second quarter 2012 expenses were lower by $389,000 or 1.9 percent.

Interest spreads available on new volumes are less attractive today than they were nine to eleven months ago, and that has led the Company to believe it is necessary to accelerate activities related to office consolidations and other ways to adjust its cost structure. During the third quarter management’s organizational structure was streamlined and the Company announced the consolidation of four offices, resulting in severance and other organizational costs of $832,000 and branch consolidation costs of $232,000 impacting overhead in the third quarter of 2012. We anticipate an additional $1 million in branch consolidation costs impacting the fourth quarter of this year. Through these decisions and other cost reduction measures expected to take effect in 2013, and our tactical plans to increase loan production next year, we anticipate improved earnings for 2013.

The primary cause for the increase in 2012 over 2011’s third quarter was higher salaries and wages and employee benefits, up by $1,201,000 or 17.4 percent and $533,000 or 38.3 percent, respectively. Higher commission and incentive payments of $336,000 or 37.0 percent were included in the increase for salaries and wages for 2012 compared to third quarter 2011, with vested long-term stock incentives comprising $196,000 of the increase. Base salaries and wages were also higher by $322,000 or 5.1 percent, reflecting additional commercial relationship managers hired during the past twelve months and staff added to the compliance and risk management departments. Severance payments for positions eliminated during the past quarter totaled $466,000, contributing to the increase compared to a year ago.

The Company recognized higher costs during the third quarter of 2012 for its self-funded health care plan compared to third quarter 2011, with an increase of $366,000 in expenditures resulting from a few large claims and higher utilization. Also contributing to the increase for employee benefits was an increase in the Company match for employee salary deferrals, resulting in an $105,000 increase in 401K plan costs year over year. The state of Florida continues to increase unemployment compensation rates to replenish funding pools for disbursements, adding to costs as well. Consistent with quarterly results, employee benefit costs were $1,422,000 or 32.1 percent higher for the first nine months of 2012, compared to a year ago. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that no immediate or material financial statement impacts are apparent.

Outsourced data processing costs totaled $1,923,000 for the third quarter of 2012, an increase of $238,000 or 14.1 percent from third quarter a year ago, and year-to-date outsourced data processing costs for 2012 increased $572,000 or 11.7 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. Core data processing, software licensing, and software maintenance costs were $142,000, $74,000 and $37,000 higher for third quarter 2012, versus a year ago for the third quarter. Partially offsetting this increase, interchange and other electronic funds transfer costs (aggregated) were $15,000 lower for 2012. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow and new products such as bill pay, internet banking, etc. become more popular.

Occupancy costs were higher by $113,000 or 5.7 percent for the third quarter of 2012 compared to last year, summing to $2,080,000, and were $137,000 or 7.1 percent higher than the second quarter of 2012. Year over year, furniture and equipment expenditures increased nominally for the third quarter of 2012, by $15,000. Branch consolidation costs of $232,000 were recorded during the third quarter of 2012 and were the primary contributor to the increases. Additional consolidation costs of approximately $1 million are expected to impact occupancy and furniture and equipment costs in the fourth quarter of 2012.

For the third quarter of 2012, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $234,000 or 42.5 percent to $785,000 when compared to the third quarter of 2011. Year-to-date, marketing is $418,000 or 21.2 percent higher than a year ago. Marketing expenses for 2012 and all of 2011 reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Sales promotions, direct mail activities and donations (and sponsorships) have been ramped up the most during 2012 versus a year ago.

Legal and professional fees decreased by $782,000 or 52.3 percent to $714,000 for the third quarter of 2012, compared to a year ago, and were $711,000 or 14.7 percent lower for the first nine months of 2012 compared to 2011. Legal fees were $766,000 lower for the third quarter of 2012 year over year, and were $591,000 lower compared to the second quarter of 2012. Legal fees benefited during the third quarter and year to date of 2012 from a $500,000 recovery of fees recorded in a prior period for a single creditor. Prospectively, legal fees can be expected to be lower as problem assets decline. Other professional fees for 2012 were higher year over year and include amounts paid for the Company outsourcing most internal audit activities.

The FDIC assessment for the first, second and third quarters of 2012 totaled $706,000, $707,000 and $695,000, respectively, compared to first, second and third quarter 2011’s assessments of $959,000, $688,000 and $687,000. As of April 1, 2011, the FDIC’s calculation of assessments changed, utilizing total assets less Tier 1 risk-based capital as a base for calculation, versus average total deposits. Applicable premium rates have been adjusted for the change in the base, with specific adjusting risk factors deemed important by the FDIC utilized in the determination of applicable premium rates. The Company’s assessments under the FDIC’s new methodology are lower.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $2,486,000, $1,158,000 and $925,000 for the first, second and third quarters of 2012, respectively. OREO balances declined by 62.5 percent compared to last year and total approximately $8.9 million at September 30, 2012. Of the $925,000 total for the third quarter of 2012, asset disposition costs summed to $364,000 and net losses on OREO and repossessed assets totaled $561,000.

Other noninterest expenses increased $156,000 or 7.2 percent to $2,314,000 for the third quarter of 2012 when comparing to the same period in 2011, but were lower compared to the second quarter of 2012 by $196,000 or 7.8 percent. More significant changes year over year from third quarter 2011 included employee placement and relocation costs (up $209,000) and bank meeting costs (up $99,000), partially offset by a reversal of accrued VISA litigation and settlement costs of $203,000. Other noninterest expenses for the nine months ended September 30, 2012 were $843,000 or 13.3 percent higher than in 2011 for the same period.

CAPITAL RESOURCES

The Company’s equity capital at September 30, 2012 totaled $167.2 million and the ratio of shareholders’ equity to period end total assets was 8.03 percent, compared with 8.33 percent at September 30, 2011, and 7.96 percent at December 31, 2011. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.67 percent at September 30, 2012, compared with September 30, 2011’s ratio of 18.68 percent and compared with 18.77 percent at December 31, 2011.

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

At September 30, 2012, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast (Consolidated)	Seacoast National	Minimum to be Well Capitalized*
September 30, 2012:
Tier 1 capital ratio	17.41%	16.78%	6%
Total risk-based capital ratio	18.67%	18.04%	10%
Tier 1 leverage ratio	10.11%	9.74%	5%

*	For subsidiary bank only

Changes in rules affecting risk based capital calculations have been proposed and the Company has taken a prospective look at its ratios, finding that our ratios remain quite strong in spite of the proposed adjustments.

FINANCIAL CONDITION

Total assets increased $30,656,000 or 1.5 percent from September 30, 2011 to $2,081,693,000 at September 30, 2012.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,202,478,000 at September 30, 2012, $6,070,000 or 0.5 percent less than at September 30, 2011, and $5,596,000 or 0.5 percent less than at December 31, 2011. During the third quarter of 2012, a commercial real estate credit totaling $10.3 million was sold and is reflected in loans available for sale at September 30, 2012, contributing to the overall decrease. A total of $261 million of new loans was produced and added to the loan portfolio during the twelve months ended September 30, 2012. The Company continues to look for opportunities to invest excess liquidity and believes the best current use is to fund loan growth. We have added 11 new commercial relationship managers over the past twelve months which will further help in increasing loan growth in 2013, prospectively. The following table details loan portfolio composition at September 30, 2012, December 31, 2011 and September 30, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Construction and land development	$56,213	$49,184	$47,653
Commercial real estate	473,803	508,353	519,351
Residential real estate	562,421	546,246	535,925
Commercial and financial	58,222	53,105	53,534
Consumer	51,564	50,611	51,736
Other loans	255	575	349

Total	$1,202,478	$1,208,074	$1,208,548

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at September 30, 2012 and 2011:

	September 30,
	2012			2011
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development *
Residential:
Condominiums	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Town homes	0.0	0.0	0.0	0.0	0.0	0.0
Single family residences	0.0	0.0	0.0	0.0	0.0	0.0
Single family land and lots	5.8	0.0	5.8	6.4	0.0	6.4
Multifamily	4.6	0.0	4.6	5.5	0.0	5.5

	10.4	0.0	10.4	11.9	0.0	11.9

Commercial:
Office buildings	0.0	0.0	0.0	0.0	0.4	0.4
Retail trade	0.0	0.0	0.0	0.0	0.0	0.0
Land	9.8	0.0	9.8	10.2	0.0	10.2
Industrial	0.0	0.0	0.0	0.0	0.0	0.0
Healthcare	0.0	0.0	0.0	0.0	0.0	0.0
Churches and educational facilities	0.7	2.5	3.2	0.0	0.0	0.0
Lodging	0.0	0.0	0.0	0.0	0.0	0.0
Convenience stores	0.0	0.0	0.0	0.6	0.0	0.6
Marina	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0

	10.5	2.5	13.0	10.8	0.4	11.2

Total residential and commercial construction and land development	20.9	2.5	23.4	22.7	0.4	23.1

Individuals:
Lot loans	16.4	0.0	16.4	18.6	0.0	18.6
Construction	18.9	15.8	34.7	6.4	14.5	20.9

	35.3	15.8	51.1	25.0	14.5	39.5

Total	$56.2	$18.3	$74.5	$47.7	$14.9	$62.6

*	Reassessment of collateral assigned to a particular loan over time may result in amounts being reassigned to a more appropriate loan type representing the loan’s intended purpose, and for comparison purposes prior period amounts have been restated to reflect the change.

Commercial real estate mortgages were lower by $45.6 million or 8.8 percent to $473.8 million at September 30, 2012, compared to September 30, 2011. Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at September 30, 2012 and 2011:

	September 30,
	2012			2011
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$102.4	$0.8	$103.2	$122.0	$0.9	$122.9
Retail trade	121.1	0.0	121.1	146.1	0.0	146.1
Industrial	71.3	0.1	71.4	72.5	0.1	72.6
Healthcare	35.8	1.4	37.2	29.6	0.8	30.4
Churches and educational facilities	26.2	0.0	26.2	27.8	0.0	27.8
Recreation	2.7	0.1	2.8	2.7	0.0	2.7
Multifamily	7.8	0.0	7.8	15.4	0.0	15.4
Mobile home parks	2.1	0.0	2.1	2.2	0.0	2.2
Lodging	19.1	0.0	19.1	19.8	0.0	19.8
Restaurant	4.4	0.0	4.4	4.3	0.0	4.3
Agriculture	7.3	1.1	8.4	8.9	0.8	9.7
Convenience stores	16.6	0.0	16.6	19.8	0.0	19.8
Marina	21.4	0.0	21.4	21.4	0.0	21.4
Other	35.6	0.2	35.8	26.9	0.2	27.1

Total	$473.8	$3.7	$477.5	$519.4	$2.8	$522.2

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $302 million and $172 million, respectively, at September 30, 2012, compared to $336 million and $183 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first, second and third quarters of 2012, closed residential mortgage loan production totaled $48 million, $66 million and $63 million, respectively, of which $20 million, $26 million and $34 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio.

At September 30, 2012, approximately $354 million or 63 percent of the Company’s residential mortgage balances were adjustable, compared to $324 million or 61 percent at September 30, 2011. Loans secured by residential properties having fixed rates totaled approximately $100 million at September 30, 2012, of which 15- and 30-year mortgages totaled approximately $25 million and $75 million, respectively. Remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less. In comparison, loans secured by residential properties having fixed rates totaled approximately $93 million at September 30, 2011, with 15- and 30-year fixed rate residential mortgages totaling approximately $26 million and $67 million, respectively. The Company also has a small home equity line portfolio totaling approximately $51 million at September 30, 2012, slightly lower than the $55 million that was outstanding at September 30, 2011.

Perhaps reflecting the impact on lending of an economy beginning to heal, commercial loans increased $4.7 million or 8.8 percent year over year and totaled $58.2 million at September 30, 2012, compared to $53.5 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which decreased nominally year over year and totaled $51.6 million (versus $51.7 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $18.9 million (versus $6.4 million a year ago), and residential lot loans to individuals which totaled $16.4 million (versus $18.6 million a year ago).

At September 30, 2012, the Company had commitments to make loans of $132 million, compared to $112 million at September 30, 2011.

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $520.4 million to $77.2 million at September 30, 2012 compared with year-end 2007.

Commercial Relationships Greater than $10 Million (dollars in thousands)

	Sept. 30,	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008	2007
Performing	$66,673	$84,610	$112,469	$145,797	$374,241	$592,408
Performing TDR*	10,528	25,494	28,286	31,152	0	0
Nonaccrual	0	0	20,913	28,525	14,873	5,152

Total	$77,201	$110,104	$161,668	$205,474	$389,114	$597,560

Top 10 Customer Loan Relationships	$113,490	$128,739	$151,503	$173,162	$228,800	$266,702

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 32.9 percent at September 30, 2012, compared with 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, 162.1 percent at the end of 2008 and 258.1 percent at the end of 2007.

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

	Sept. 30,	December 31,
	2012	2011	2010	2009	2008	2007
Construction and land development loans to total risk based capital	26%	22%	39%	81%	206%	265%
CRE loans to total risk based capital	163%	174%	218%	274%	389%	390%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $23,119,000 or 1.92 percent of total loans at September 30, 2012. This amount represents $5,282,000 less than at September 30, 2011 and $2,446,000 less than at December 31, 2011. The allowance for loan losses framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated. The reduced concentrations, level of nonperforming loans and lower net charge-offs all contributed to a lower risk of loss and the lower allowance for loan losses as of September 30, 2012.

As of September 30, 2012, the specific allowance related to impaired loans individually evaluated totaled $8.5 million, compared to $8.7 million as of September 30, 2011.

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

During the first, second and third quarters of 2012, net charge-offs totaled $3,415,000, $6,275,000 and $2,416,000, respectively, compared to net charge-offs during the first, second, third and fourth quarters of 2011 of $4,031,000, $4,024,000, $2,830,000 and $3,268,000, respectively. Note E to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2012. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2012, the Company had $1.092 billion in loans secured by real estate, representing 90.8 percent of total loans, compared to $1.103 billion, representing 91.3 percent at September 30, 2011. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

Although down considerably, problems have remained in income producing commercial real estate loans where economic conditions continue to strain rental factors, and as rental rates are adjusted down we are reevaluating cash flow and workout strategies. These assets continue to have good cash flow that permits resolution more quickly, as compared to land loans.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at September 30, 2012 totaled $53,338,000 and are comprised of $44,450,000 of nonaccrual loans and $8,888,000 of other real estate owned (“OREO”), compared to $56,329,000 at September 30, 2011 (comprised of $32,627,000 in nonaccrual loans and $23,702,000 of OREO). At September 30, 2012, approximately 98.7 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the table below for details about nonaccrual loans. At September 30, 2012, nonaccrual loans have been written down by approximately $14.0 million or 27.0 percent of the original loan balance (including specific impairment reserves). NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National.

As anticipated, the Company closed a number of OREO sales (contracted late in the first quarter of 2012) during the second quarter of 2012, reducing OREO outstanding. Compared to September 30, 2011, OREO was $14.8 million or 62.5 percent lower. This represents the lowest level of OREO since 2008.

As previously disclosed, during the first quarter of 2012 the Company had a $14.4 million performing trouble debt restructure (“TDR”) commercial real estate loan participation migrate to nonaccrual. During the second and third quarters of 2012, 35 loans were moved to nonaccrual with an average balance of $415,000, and 100 percent of the loans collateralized by real estate. The table below shows the nonperforming inflows by quarter for 2012, 2011 and 2010:

New Nonperforming Loans (Dollars in thousands)	2012	2011	2010
First quarter	$20,207	$11,349	$11,895
Second quarter	17,291	19,874	22,560
Third quarter	14,521	4,137	8,151
Fourth quarter		4,349	9,990

Based on lower classified assets and impaired loan balances as of September 30, 2012, management believes that future inflows to nonperforming loans will be reduced.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. Accruing restructured loans totaled $44.2 million at September 30, 2012 compared to $72.8 million at September 30, 2011.

	Nonaccrual Loans			Accruing
September 30, 2012 (Dollars in thousands)	Non- Current	Per- forming	Total	Restructured Loans
Construction & land development
Residential	$693	$380	$1,073	$2,149
Commercial	0	29	29	0
Individuals	117	571	688	586

	810	980	1,790	2,735
Residential real estate mortgages	9,805	8,849	18,654	19,627
Commercial real estate mortgages	6,340	17,076	23,416	21,417

Real estate loans	16,955	26,905	43,860	43,779
Commercial and financial	0	37	37	0
Consumer	440	113	553	400

	$17,395	$27,055	$44,450	$44,179

At September 30, 2012 and 2011, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2012		2011
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	119	$26,025	92	$23,661
Maturity extended with change in terms	94	24,912	109	44,896
Forgiveness of principal	1	2,149	2	2,388
Payment structure changed to allow for interest only payments	1	912	4	2,455
Not elsewhere classified	12	10,623	18	16,602

	227	$64,621	225	$90,002

During the nine months ended September 30, 2012, newly identified TDRs totaled $9.6 million, compared to $31.2 million for all of 2011. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Accruing loans that were restructured within the twelve months preceding September 30, 2012 and defaulted during the nine months ended September 30, 2012 summed to $825,000. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At September 30, 2012, loans totaling $88,629,000 were considered impaired (comprised of total nonaccrual and TDRs) and $8,518,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $105,407,000 and $8,704,000, respectively, at September 30, 2011.

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

Collateral dependent impaired loans are loans that are solely dependent on the liquidation of the collateral for repayment. All other real estate owned (“OREO”) and repossessed assets (“REPO”) are reviewed quarterly to determine if valuation adjustments are necessary based on known changes in the market and/or project assumptions. When necessary, the “As Is” appraisal is adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessment market value, comparative sales and/or an internal valuation is performed. If an updated assessment is deemed necessary, and an internal valuation cannot be made, an external appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.

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

SECURITIES

At September 30, 2012, the Company had no trading securities, $588,248,000 in securities available for sale (representing 97.4 percent of total securities), and securities held for investment of $15,556,000 (2.6 percent of total securities). The Company’s securities portfolio decreased $32.0 million or 5.0 percent from September 30, 2011 and decreased $64.5 million, or 9.7 percent from December 31, 2011. Year over year, the portfolio decrease is due to the sale of securities during the first and second quarters of 2012 and principal repayments.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $593,029,000 of total securities, approximately 98 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at September 30, 2012 was 2.3 years, compared to a year ago when the duration was 2.6 years.

Cash and due from banks and interest bearing deposits (aggregated) totaled $172,718,000 at September 30, 2012, compared to $116,885,000 at September 30, 2011. The Company has maintained additional liquidity during the uncertain environment and has remaining proceeds from the securities sales that may be used to increase loans and investments as the economy continues to improve.

At September 30, 2012, available for sale securities had gross losses of $1,199,000 and gross gains of $8,634,000, compared to gross losses of $3,840,000 and gross gains of $12,355,000 at December 31, 2011. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities (see additional discussion under “Critical Accounting Estimates-Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

DEPOSITS AND BORROWINGS

The Company’s balance sheet continues to be primarily core funded. The Company continues to utilize a focused retail and commercial deposit growth strategy that has successfully generated core deposit relationships and increased services per household since its implementation in the first quarter of 2008. A total of 9,666 new households have started banking with Seacoast over the past twelve months, and these households have opened 9,446 new checking accounts, an increase of 21.3 percent over the number of new accounts opened during the prior twelve months. Newly acquired personal checking relationships were up 10.4 percent and new commercial business checking relationships increased 8.7 percent during the third quarter of 2012 compared to the same quarter in 2011.

Total deposits increased $18,192,000, or 1.1 percent, to $1,679,466,000 at September 30, 2012 compared to one year earlier. Declining single service time deposits were more than offset by increasing low cost or no cost deposits. Since September 30, 2011, interest bearing deposits (NOW, savings and money markets deposits) increased $79,445,000 or 9.4 percent to $926,960,000, noninterest bearing demand deposits increased $84,889,000 or 26.2 percent to $409,145,000, and CDs decreased $146,142,000 or 29.9 percent to $343,361,000. The Company has historically priced CDs conservatively and has continued to follow this strategy.

Securities sold under repurchase agreements increased over the past twelve months by $15,831,000 or 14.9 percent to $122,393,000 at September 30, 2012. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At September 30, 2012, the number of sweep repurchase accounts was 153, compared to 169 a year ago.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $132 million at September 30, 2012, and $112 million at September 30, 2011.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 9.9 percent if interest rates are shocked 200 basis points up over the next 12 months and 6.4 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 16.0 percent, based on its most recent ALCO modeling. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2012, Seacoast National had available unsecured lines of $35 million and lines of credit under current lendable collateral value, which are subject to change, of $520 million. Seacoast National had $384 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $161 million in residential and commercial real estate loans available as collateral. In comparison, at September 30, 2011, the Company had available unsecured lines of $40 million and lines of credit of $416 million, and had $418 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $194 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $172,718,000 on a consolidated basis at September 30, 2012 as compared to $116,885,000 at September 30, 2011. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $1,628,000 to $30,935,000 and interest bearing deposits increased to $141,783,000 from $87,578,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Proceeds from securities sales of $112 million, $115 million and $22 million in the first, second and third quarters of 2012, respectively, contributed to higher liquidity at September 30, 2012. Our intent is to reinvest excess liquidity into the loan and securities portfolio, as market opportunities and conditions meet expectations.

The Company does not rely or is dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At September 30, 2012, the Company had cash and cash equivalents at the parent of approximately $7.9 million. In comparison, at September 30, 2011, the Company had cash and cash equivalents at the parent of approximately $12.1 million. During the third quarter of 2011, the Company remitted all deferred and current dividends due upon its Series A preferred stock as well as distributions on its subordinated debt related to trust preferred securities issued through affiliated trusts. All of the Series A Preferred stock funds received in December 2008 have been contributed as additional capital to Seacoast National. Additional losses could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).

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

The Company also performs valuation analyses, which are used for evaluating levels of risk present in the balance sheet that might not be taken into account in the net interest income simulation analyses. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted value of liability cash flows, the net result of which is the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term re-pricing risks and options risks embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 8.6 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 14.5 percent.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2012 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first, second and third quarters of 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/12 to 1/31/12	1,836	$1.67	676,492	148,508
2/1/12 to 2/29/12	1,704	1.80	678,196	146,804
3/1/12 to 3/31/12	1,648	1.86	679,844	145,156

Total - 1st Quarter	5,188	1.77	679,844	145,156

4/1/12 to 4/30/12	2,510	1.67	682,354	142,646
5/1/12 to 5/31/12	1,764	1.50	684,118	140,882
6/1/12 to 6/30/12	1,876	1.41	685,994	139,006

Total - 2nd Quarter	6,150	1.54	685,994	139,006

7/1/12 to 7/31/12	2,059	1.52	688,053	136,947
8/1/12 to 8/31/12	1,838	1.44	689,891	135,109
9/1/12 to 9/30/12	53,766	1.48	743,657	81,343

Total - 3rd Quarter	57,663	1.48	743,657	81,343

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 7, 2012	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 7, 2012	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer