Form 10-K
period 2012-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2013-03-13
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2012, as reported on the Nasdaq Global Select Market, was $92,140,383.

The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of March 11, 2013, was 94,857,215.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s 2013 Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013 (the “2013 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2013 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2013 Proxy Statement shall be deemed so incorporated.

Certain portions of the registrant’s 2012 Annual Report to Shareholders for the fiscal year ended December 31, 2012 (the “2012 Annual Report”) are incorporated by reference into Part II, Items 6 through 8 of this report. Other than those portions of the 2012 Annual Report specifically incorporated by reference herein pursuant to Items 6 through 8, no other portions of the 2012 Annual Report shall be deemed so incorporated.

Certain statistical data required by the Securities and Exchange Commission are included on pages 1-35 of Exhibit 13.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) to be materially different from those set forth in the forward-looking statements.

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

•

our ability to comply with any requirements imposed on us or on our banking subsidiary, Seacoast National Bank (“Seacoast National”) by regulators and the potential negative consequences that may result;

•	our concentration in commercial real estate loans;

•

the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

•	statutory and regulatory restrictions on our ability to pay dividends to our shareholders;

•	any applicable regulatory limits on Seacoast National’s ability to pay dividends to us;

•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;

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

As of December 31, 2012, we had total consolidated assets of approximately $2,173.9 million, total deposits of approximately $1,759.0 million, total consolidated liabilities, including deposits, of approximately $2,008.4 million and consolidated shareholders’ equity of approximately $165.5 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations” incorporated by reference from our 2012 Annual Report.

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products to our customers. Seacoast National had 36 banking offices in 12 counties in Florida at year-end 2012. We have 21 branches in the “Treasure Coast of Florida,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast.

Most of our banking offices have one or more automated teller machines (“ATMs”) providing customers with 24-hour access to their deposit accounts. We are a member of the “NYCE Payments Network,” an electronic funds transfer organization represented in all fifty states in the United States, which permits banking customers access to their accounts at 2.5 million participating ATMs and retail locations throughout the United States. Our debit cards are accepted wherever VISA is accepted.

Seacoast National’s “MoneyPhone” system allows customers to access information on their loan or deposit account balances, transfer funds between linked accounts, make loan payments, and verify deposits or checks that may have cleared, all over the telephone. This service is available 24 hours a day, seven days a week.

In addition, customers may access information via Seacoast National’s Customer Service Center (“CSC”). From 7 A.M. to 7 P.M. (EST) Monday through Friday and on Saturdays from 9 A.M. to 4 P.M. (EST) our CSC staff is available to open accounts, take applications for certain types of loans, resolve account issues, and offer information on other bank products and services to existing and potential customers.

We also offer Internet banking. Our Internet service allows customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make loan payments from a deposit account, all over the Internet, 24 hours a day, seven days a week.

Seacoast National also provides brokerage and annuity services. Seacoast National personnel involved with the sale of these services are dual employees with Invest Financial Corporation, the company through which Seacoast National presently conducts its brokerage and annuity services.

We have six indirect, wholly-owned subsidiaries:

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National; and

•	TCoast Holdings, LLC, BR West, LLC, TC Stuart, LLC and TC Property Ventures, LLC, each of which was formed to own and operate certain properties acquired through foreclosure.

We directly own all the common equity in three statutory trusts relating to our trust preferred securities:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005, for the purpose of issuing $20 million in trust preferred securities; and

•	SBCF Statutory Trust III, formed on June 29, 2007, also for the purpose of issuing $12 million in trust preferred securities.

The operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% to our consolidated revenues in 2012.

We have operated an office of Seacoast Marine Finance Division, a division of Seacoast National, in Ft. Lauderdale, Florida since February 2000 and two offices in California since November 2002. Seacoast Marine Finance Division is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater, with the majority of loan production sold to correspondent banks on a non-recourse basis.

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

Employees

As of December 31, 2012, we and our subsidiaries employed 508 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Expansion of Business

Over the years, we have continued to expand our products and services to meet the changing needs of the various segments of our market, and we presently expect to continue this strategy. We have expanded geographically primarily through the addition of de novo branches. We also from time to time have acquired banks, bank branches and deposits, and have opened new branches and loan production offices.

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

Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 17 new offices in 14 counties of Florida. Since 2007, we have closed and consolidated 9 offices in 6 counties of Florida with 3 offices consolidated during the last six months of 2012. Two additional offices have been closed and consolidated during January 2013. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida, and Newport Beach and Alameda, California. For more information on our branches and offices see “Item 2. Properties”.

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

Deposits also tend to increase due to hurricanes as insurers disburse insurance proceeds more quickly than hurricane-related damage is repaired. No major hurricanes occurred between 2006 and 2012; as a result, deposit trends were more typical than during 2004 and 2005, when major hurricanes hit our coastal market areas, leading to an increase in deposits.

Commercial and residential real estate activity, demand, prices and sales volumes are less seasonal and vary based upon various factors, including economic conditions, interest rates and credit availability.

Competition

We and our subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard, Palm Beach and Broward Counties, in southeastern Florida and in the Orlando metropolitan statistical area. We also operate in six competitive counties in central Florida near Lake Okeechobee. Seacoast National not only competes with other banks of comparable or larger size in its markets, but also competes with various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, investment brokerage and financial advisory firms and mutual fund companies. We compete for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast National also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities. Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that we face, but can also create opportunities for us to demonstrate and exploit what we believe are our competitive advantages.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and Seacoast National’s business. As a bank holding company under federal law, we are subject to regulation, supervision and examination by the Federal Reserve. As a national bank, our primary bank subsidiary, Seacoast National, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). In addition, as discussed in more detail below, Seacoast National and any other of our subsidiaries that offer consumer financial products could be subject to regulation, supervision, and examination by the newly established Consumer Financial Protection Bureau. Supervision, regulation, and examination of us, Seacoast National and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, rather than holders of our capital stock. The following summarizes certain of the more important statutory and regulatory provisions. Substantial changes to the regulatory framework applicable to us and our subsidiaries were recently passed by the U.S. Congress, and the majority of the recent legislative changes will be implemented over time by various regulatory agencies. For a discussion of such changes, see ‘‘Recent Regulatory Developments” below. The full effect of the changes in the applicable laws and regulations, as implemented by the regulatory agencies, cannot be fully predicted and could have a material adverse effect on our business and results of operations.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our annual report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2012 are included elsewhere in this report with no material weaknesses reported.

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

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC’s standard maximum insurance amount to $250,000.

•	Repeal of the prohibition on the payment of interest on demand deposits, effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

Creation of New Governmental Authorities. The Dodd-Frank Act created various new governmental authorities such as the Oversight Council and the CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the CFPB on that date. The Dodd-Frank Act gave the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of Seacoast National, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. The CFPB recently issued rules that implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. Most significantly, the new “qualified mortgage” standards generally limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the CFPB recently issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

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

Deposit Insurance. The Dodd-Frank Act permanently raises the standard maximum insurance amount to $250,000 and, through December 31, 2012, provided unlimited insurance coverage for noninterest-bearing demand transaction accounts. However, as of January 1, 2013 when this provision of the Dodd-Frank Act expired, all of a depositor’s accounts at an insured depository institution, including all noninterest-bearing transaction accounts, are insured by the FDIC only up to the standard maximum deposit insurance amount ($250,000), for each deposit insurance ownership category. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum designated reserve ratio (“DRR”) from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent. Furthermore, on February 7, 2011, the FDIC issued a final rule that modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment), and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Additionally, effective July 21, 2011, the Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposits.

Capital Standards. Regulatory capital standards are expected to change as a result of the Dodd-Frank Act, and in particular as a result of the Collins Amendment, as well as a separate, international regulatory capital initiative known as “Basel III,” which is discussed below. The Collins Amendment requires that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies. As a result, we and Seacoast National will be subject to the same capital requirements, and must include the same components in regulatory capital. One impact of the Collins Amendment is to prohibit bank and bank holding companies from including in their Tier 1 regulatory capital certain hybrid debt and equity securities issued on or after May 19, 2010 after a three-year phase-in period that begins January 1, 2013. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have used in the past as a tool for raising additional Tier 1 capital and otherwise improving our regulatory capital ratios. However, the Collins Amendment does not apply to our trust preferred securities issued before May 19, 2010.

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The first say-on-pay vote occurred at our 2011 annual shareholders meeting. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our board of directors.

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

FDIC Insurance Special Assessment

On November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depositor-institutions to prepay the DIF assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, which increase would be reflected in our prepaid assessments. As discussed above, the Dodd-Frank Act amended the statutory regime governing the DIF and the FDIC has issued implementing regulations that set the DRR at 2.0 percent and modify the rules for calculating the amount of an institution’s deposit insurance premiums.

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

Adoption. Basel III was endorsed at the meeting of the G-20 nations in November 2010 and the final text of the Basel III rules was subsequently agreed to by the Basel Committee on Banking Supervision on December 16, 2010. The agreement called for national jurisdictions to implement the new requirements beginning January 1, 2013, but implementation has been postponed as of November 9, 2012 due to the U.S. Congress and the U.S. federal banking agencies, including the OCC, reviewing the efficacy of changes from Basel III concepts into U.S. capital adequacy standards. No new timetable for implementation dates and transition periods to Basel III has been announced. While the Basel III changes as implemented in the United States will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to Seacoast National and us.

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

Expansion and Activity Limitations. Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of, any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	performing trust company functions;

•	providing financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and,

•	issuing and selling money orders and similar consumer-type payment instruments

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

The capital requirements applicable to us and Seacoast National are subject to change because, over the coming years, the regulatory capital framework is expected to change in important respects as a result of the Dodd-Frank Act and Basel III. In particular, as noted above, the Dodd-Frank Act eliminates Tier 1 capital treatment for most trust preferred securities after a three-year phase-in period that begins January 1, 2013. Moreover, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets; this proposed guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework. The guidance calls for the framework to (i) include activities and exercises that are tailored to the activities of the organization; (ii) employ multiple conceptually sound activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process. In addition, the federal bank regulators have issued a series of guidance and rulemakings applicable to “large banks.” Many of these do not currently apply to us due to our asset size; however, these issuances could impact industry capital standards and practices in many, potentially unforeseeable ways.

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

As of December 31, 2012, the consolidated capital ratios of the Seacoast and Seacoast National were as follows:

	Regulatory Minimum	Seacoast (Consolidated)	Seacoast National
Tier 1 capital ratio	4.0%	17.08%	16.54%
Total risk-based capital ratio	8.0%	18.33%	17.79%
Leverage ratio	3.0-5.0%	10.04%	9.72%

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval within 90 days of becoming undercapitalized. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim for such liability would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. In addition, an undercapitalized institution is subject to increased monitoring and asset growth restrictions and is required to obtain prior regulatory approval for acquisitions, new lines of business, and branching. Such an institution also is barred from soliciting, taking or rolling over brokered deposits.

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2012, and brokered deposits are not restricted.

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

In addition, we and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC and the Federal Reserve have indicated that paying dividends that deplete a national or state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

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

In 2012 and 2010, Seacoast National recorded a net loss and although Seacoast National recorded net income in 2011, no dividends were paid to us during any of these years.

Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s “profits”, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, Seacoast National cannot distribute any dividends to us, without prior OCC approval, as of December 31, 2012.

In addition to these regulatory requirements and restrictions, our ability to pay dividends is also limited by the terms of our Series A Preferred Stock. Subject to limited exceptions, if we are not current in the payment of quarterly dividends on the Series A Preferred Stock, we are not permitted to pay dividends on our common stock. During the third quarter of 2011, the Federal Reserve lifted its restriction regarding our paying dividends on the Series A Preferred Stock. As a result, on August 15, 2011 we paid the dividend due and nine deferred dividends (plus accrued interest) to the Treasury, which at that time held our Series A Preferred Stock. Dividend payments on the Series A Preferred Stock are current at December 31, 2012. No dividends on our common stock were declared or paid in 2012.

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

On January 10, 2013, Seacoast National executed a Stipulation and Consent to a Civil Monetary Penalty (the “Consent Agreement”) with the OCC. Under the Consent Agreement, Seacoast National,

without admitting or denying any wrongdoing, agreed to pay a civil monetary penalty in the amount of $26,950 as a settlement related to alleged violations of the Flood Disaster Protection Act and its implementing regulations.

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

The OCC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor, and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

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

The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

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

To restore the FDIC’s Deposit Insurance Fund, all FDIC-insured institutions were required to prepay their deposit premiums for the next 3 years on December 30, 2009. The FDIC ruling also provided for maintaining the assessment rates at their current levels through the end of 2010, with a uniform increase of $0.03 per $100 of covered deposits effective January 1, 2011. On December 30, 2009, we prepaid $14.8 million of FDIC insurance premiums for the calendar quarters ending December 31, 2009 through December 31, 2012. For 2010 we recorded $3.8 million to expense in FDIC insurance premiums.

Effective April 1, 2011, and as discussed above (see “Recent Regulatory Developments” above), the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. Changes to assessment rates were developed to approximate the same inflow of premiums to the FDIC, but with a shifting of the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Initial base assessment rates applicable to second quarter 2011 assessments (and prospectively until the DIF reserve ratio reaches 1.15 percent) were as follows:

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

Since inception of the new schedule, Seacoast National’s overall rate for assessment calculations has been 14 basis points, the base rate for Risk Category II. For Seacoast National, the new methodology has had a favorable effect, with premiums totaling $2.9 million for 2011, comprised of amounts paid for the first quarter of 2011 (under the old basis), and amounts paid for the second, third and fourth quarters of 2011, respectively (under the new basis), and premiums of $2.7 million for 2012. If an institution has a prepayment amount remaining after paying March 2013’s premium, the excess will be refunded on June 2013’s premium invoice. Seacoast National has a prepaid asset for FDIC insurance estimated at $4.6 million at December 31, 2012 and anticipates a refund will be forthcoming on our June 2013 invoice.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the FICO. FICO assessments are set by the FDIC quarterly and ranged from 1.06 basis points in the first quarter of 2010 to 1.04 basis points in the last quarter of 2010, 1.02 basis points in the first quarter of 2011 to 0.68 basis points in the last quarter of 2011, and 0.66 basis points for all four quarters during 2012. The FICO assessment rate for the first quarter of 2013 is 0.64 basis points. FICO assessments of approximately $184,000, $146,000 and $125,000 were paid to the FDIC in 2010, 2011 and 2012, respectively.

Participation in Treasury’s Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. Under the TARP authorized by the EESA, the Treasury established the CPP providing for the purchase of senior preferred shares of qualifying FDIC-insured depository institutions and their holding companies. On December 19, 2008, pursuant to a letter agreement (the “Purchase Agreement”), we sold 2,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and a warrant (the “Warrant”) to acquire 1,179,245 shares of common stock to the Treasury pursuant to the CPP for an aggregate consideration of $50 million. Pursuant to the terms of the Warrant, the successful public capital raise conducted by the Company during 2009 reduced the number of shares under the Warrant by 50 percent to 589,625 shares of common stock. The Treasury’s interest in outstanding Series A Preferred Stock was sold on April 3, 2012 to third parties and the Company repurchased the Warrant for $81,000 net of related expenses on May 30, 2012. Prior to April 3, 2012, and as a result of our participation in the CPP, we agreed to certain limitations on our executive compensation as discussed further below.

Specifically, we adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury held the equity issued pursuant to the Purchase Agreement, including the common stock which could be issued pursuant to the Warrant. These standards generally applied to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards included:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibited making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (the “ARRA”), commonly known as the economic stimulus or economic recovery package. The ARRA retroactively imposed certain new executive compensation and corporate expenditure limits and corporate governance standards on all current and future TARP recipients, including us, that were in addition to those previously announced by the Treasury, until the institution repaid the Treasury. The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 15, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The Treasury interim final rules also prohibited any tax gross-up payments to senior executive officers and the next 20 highest paid executives; required “say on pay” vote in annual shareholders’ meeting; and imposed restrictions on bonus payments with the exceptions for long-term restricted stock.

In addition, we are also required to include certificates from our management in our annual report on Form 10-K regarding our compliance with all regulations summarized above during any applicable TARP period as a result of our participation in the TARP CPP.

As a result of the Treasury’s divestiture of our Series A Preferred Stock on April 3, 2012, certifications of compliance with TARP CPP will not be required after this report and executive compensation limitations under the TARP CPP and ARRA governance are no longer applicable. At December 31, 2012, the Company was current on all dividends on the Series A Preferred Stock. The board and management continue to review the Company’s potential capital management options. We currently believe that the Company’s overall level of capital is sufficient given the current economic environment, and view the $50 million in Series A Preferred Stock as an important component of our capital structure. We continue to believe that the achievement of our earnings and asset quality objectives are a priority and may precede any decision by us to repurchase the Series A Preferred Stock. We regularly consider various scenarios for repurchase of the Series A Preferred Stock, based on our outlook for earnings and asset quality. Our outlook currently suggests that repurchase of the Series A Preferred Stock in smaller installments may be a possibility. An important consideration will be the recovery of our deferred tax valuation allowance which could significantly improve our tangible common equity. Another important consideration will be the future capacity and ability of Seacoast National to pay dividends to the Company. As earnings continue to increase, we believe that more financing options will emerge when dividends can be prudently paid to the Company by Seacoast National.

Change in Control

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities, and rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the BHC Act if it acquires 5 percent or more of any class of voting securities.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, the Financial Crimes Enforcement Network is in the process of establishing new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.

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

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Specifically, Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. These expanded definitions took effect on July 21, 2012. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and Federal Reserve to coordinate with one another.

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to Real Estate Investment Trusts (“REIT”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100 percent or more of a bank’s total risk based capital; or

•

Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300 percent or more of a bank’s total risk based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance applies to our CRE lending activities for construction and land development loans. At December 31, 2012, we had outstanding $21.8 million in commercial construction and residential land development loans and $38.9 million in residential construction loans to individuals, which represents approximately 28 percent of Seacoast National’s total risk based capital at December 31, 2012, well below the Guidance’s threshold.

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

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk. We have agreed with the OCC to manage our CRE risks. At December 31, 2012, the total CRE exposure for Seacoast National represents approximately 164 percent of total risk based capital, below the Guidance’s threshold. See “Item 1. Business—Enforcement Policies and Actions.”

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

Privacy and Data Security. The GLB imposed new requirements on financial institutions with respect to consumer privacy. The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast National is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, Seacoast National must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. The Company is similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation. Activities of Seacoast National are subject to a variety of statutes and regulations designed to protect consumers. Rulemaking authority for these and other consumer financial protection laws transferred from the prudential regulators to the CFPB on July 21, 2011. These laws and regulations include provisions that:

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

New rules regarding overdraft charges for debit card and automatic teller machine, or ATM, transactions took effect on July 1, 2010. These rules eliminated automatic overdraft protection arrangements now in common use and required banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan. For existing debit card and ATM card holders, the current automatic programs expired on August 15, 2010. The notice and consent process is a requirement for all new cards issued on or after July 1, 2010. The new rules do not apply to overdraft protection on checks or to automatic bill payments. In June 2011, pursuant to requirements of the Dodd-Frank Act, the Federal Reserve issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. In addition, the CFPB issued final rules revising Regulation E, which governs electronic transactions, to implement certain Dodd-Frank requirements relating to “remittance transfer” transactions.

The CFPB recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act, which are scheduled to take effect on January 10, 2014. The CFPB has also issued a number of other mortgage-related rules, including new rules pertaining to loan originator compensation, and that establish qualification, registration and licensing requirements for loan originators. These and other changes are likely to impose restrictions on future mortgage loan originations, diminish lenders’

rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. Any or all of these proposals could have a negative effect on the financial performance of Seacoast National’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that Seacoast National can originate and sell into the secondary market and impairing Seacoast National’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

The deposit operations of Seacoast National are also subject to laws and regulations that:

•	require Seacoast National to adequately disclose the interest rates and other terms of consumer deposit accounts;

•	impose a duty on Seacoast National to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records;

•	require escheatment of unclaimed funds to the appropriate state agencies after the passage of certain statutory time frames; and,

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

As noted above, Seacoast National will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the newly-established CFPB and the significant roll back of federal preemption of state laws in the area. Furthermore, many of the consumer protection laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act and other developments, which in many cases call for revisions to implementing regulations. In addition, the responsibility for oversight of many consumer protection laws and regulations has, in large measure, transferred from the bank’s primary regulator to the CFPB. The CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. It is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, including by revising consumer protection regulations and associated disclosures.

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

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets over the past several years, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, as well as Seacoast National. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in many cases, to fail. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•

We are facing increased regulation of our industry, including as a result of recent regulatory reform initiatives by the U.S. government. Compliance with such regulations will increase our costs and may limit our ability to pursue business opportunities.

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

At December 31, 2012 and 2011, our nonperforming loans (which consist of nonaccrual loans) totaled $41.0 million and $28.5 million, or 3.3 percent and 2.4 percent of the loan portfolio, respectively. At December 31, 2012 and 2011, our nonperforming assets (which include foreclosed real estate) were $52.8 million and $49.5 million, or 2.4 percent and 2.3 percent of assets, respectively. In addition, we had approximately $3.6 million and $5.0 million in accruing loans that were 30 days or more delinquent at December 31, 2012 and 2011, respectively. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Seacoast National has adopted and implemented a policy to ensure Bank adherence to a written program designed to eliminate the basis of criticism of criticized assets as required by the OCC pursuant to the formal agreement that Seacoast National entered into with the OCC. While we have reduced our problem assets significantly through loan sales, workouts, restructurings and otherwise, decreases in the value of these remaining assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

Our allowance for loan losses may prove inadequate or we may be adversely affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrower behaviors towards repaying their loans. Generally speaking, the credit quality of our borrowers has deteriorated as a result of the economic downturn in our markets. Although there are now signs of economic recovery, if the credit quality of our customer base or their debt service behavior materially decreases further, if the risk profile of a market, industry or group of customers declines further or weaknesses in the real estate markets and other economics persist or worsen, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Our ability to realize our deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support our deferred tax amount. Additionally, the amount of net operating loss carry-forwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code (“Section 382”) by sales of our capital securities.

As of December 31, 2012, we had deferred tax assets of $18.0 million after we recorded $44.8 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

The Company recorded income in 2011 that was higher than our loss for 2012, but as a result of more significant losses incurred in 2010, the Company was and is in a three-year cumulative pretax loss position at December 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the prospective realization of a deferred tax asset from a forecast of future taxable income. We also consider all positive and negative evidence including the impact of recent operating results, reversal of existing taxable temporary differences, tax planning strategies and projected earnings with the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our deferred tax assets were not more likely than not to be realized (due to operating results or other factors), the required valuation allowance could adversely affect our financial position and results of operation, thereby negatively affecting our stock price.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. The sale of common stock in August 2009 is no longer within the prior three-year look back period as required by Section 382 and reduced, but did not eliminate the possible negative effects of a change in ownership. As previously disclosed on May 27, 2011, we adopted an amendment to our Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”) that is intended to help preserve our net operating losses (the “Protective Amendment”), however, such amendment may not be effective.

Current and further deterioration in the real estate markets, including the secondary market for residential mortgage loans, have adversely affected us and may continue to adversely affect us.

The effects of ongoing mortgage market challenges, combined with the correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue, notwithstanding various government programs to boost the residential mortgage markets and stabilize the housing markets. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.

Florida has experienced a deeper recession and more dramatic slowdown in economic activity than other states and the decline in real estate values in Florida has been significantly larger than the national average. The declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with the continued economic recession in our markets and continued high or increased unemployment levels could cause additional losses which could adversely affect our earnings and financial condition, including our capital and liquidity.

Our concentration in commercial real estate loans could result in further increased loan losses.

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risks of the asset. As of December 31, 2012 and 2011, respectively, 41.5 percent and 44.0 percent of our loan portfolio were comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2012, we recorded $10.8 million in provisioning for losses, compared to additions of $2.0 million in 2011 and $31.7 million in 2010, with 2010’s provisioning in part reflecting collateral evaluations in response to changes in the market values of land collateralizing acquisition and development loans.

Pursuant to the formal agreement that Seacoast National entered into with the OCC, Seacoast National adopted and implemented a written CRE concentration risk management program. We have continued to reduce our exposure to CRE; however, there is no guarantee that the program will effectively reduce our concentration in CRE.

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

Any potential dividends paid on our common stock would be declared and paid at the discretion of our board of directors and would be dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. Additionally, if we fail to make any dividend payments on the Series A Preferred Stock in the future, subject to certain limited exceptions, we would be unable to declare dividends on our common, junior preferred or pari passu preferred shares as long as the dividend payments on the Series A Preferred Stock are in arrears.

If we fail to maintain timely dividend payments on our Series A Preferred Stock, the holders may have the right to elect two directors to the Company’s board of directors.

Under the terms of our Series A Preferred Stock, if we fail to make quarterly dividend payments for an aggregate of six quarterly periods or more (whether or not consecutive), the holders of our Series A Preferred Stock have the right to elect two directors to our board of directors until all accrued but unpaid dividends have been paid. Dividends on our Series A Preferred Stock were current at December 31, 2012. However, if the Company again fails to make timely dividend payments for six quarterly periods, the holders of Series A Preferred Stock may elect to exercise their right, and as a result, we could face negative publicity and the composition and decision making authority of our board of directors could be significantly impacted.

If we do not redeem the shares of Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially and could have a material adverse effect on our liquidity and cash flows.

We have the right to redeem the Series A Preferred Stock, in whole or in part, at our option at any time. If we do not redeem the Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on and after that date, with the dividend rate increasing from 5.0% per annum to 9.0% per annum, which could have a material adverse effect on our liquidity and cash flows. Any redemption by us of the Series A Preferred Stock would require prior regulatory approval from the Federal Reserve. We do not currently have regulatory approval to redeem the Series A Preferred Stock. Although we have no present intention to redeem the Series A Preferred Stock, we will continue to evaluate our overall capital position and we may seek such approval in the future and, if such approval is obtained (as to which no assurance can be given), redeem the Series A Preferred Stock. At this time, we continue to view this capital as an important component of our capital structure.

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

Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that are perceived as providing superior expected returns. We may be required to seek additional regulatory capital through capital raises at terms that may be very dilutive to existing shareholders. In addition, our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from Seacoast National without prior regulatory approval.

Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and deterioration in credit markets.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.

We are a legal entity separate and distinct from Seacoast National and our other subsidiaries. Our primary source of revenue consists of dividends from Seacoast National. These dividends are the principal source of funds to pay dividends on our common stock and our Series A Preferred Stock and interest on our trust preferred securities and interest and principal on our debt.

Various laws and regulations limit the amount of dividends that Seacoast National may pay us and Seacoast National is currently restricted from distributing any dividends to us, without prior OCC approval. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. We do not expect to pay dividends on our common stock in the foreseeable future and expect to retain all earnings, if any, to support our capital adequacy and growth.

Our customers may pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.

We may experience a decrease in customer deposits if customers perceive alternative investments, such as the stock market, as providing superior expected returns. When customers move money out of bank deposits in favor of alternative investments, we may lose a relatively inexpensive source of funds, and be forced to rely more heavily on borrowings and other sources of funding to fund our business and meet withdrawal demands, thereby increasing our funding costs and adversely affecting our net interest margin.

Consumers may decide not to use banks to complete their financial transactions, which could affect our net income.

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. This process could result in the loss of fee income, as well as the loss of customer deposits and the income generated from those deposits.

The Dodd-Frank Wall Street Reform and Consumer Protection Act could increase our regulatory compliance burden and associated costs or otherwise adversely affect our business.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.

The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued. Certain provisions of the Act have been implemented by regulation, while others are expected to be implemented in the coming years. The Dodd-Frank Act addresses a number of issues, including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance. The Dodd-Frank Act established a new, independent CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the CFPB. The CFPB is working on a wide range of consumer protection initiatives, including revisions to existing regulations, many of which will likely impact our business.

The Dodd-Frank Act will increase our regulatory compliance burden and may have a material adverse effect on us, including increasing the costs associated with our regulatory examinations and compliance measures. The changes resulting from the Dodd-Frank Act, as well as the resulting regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes to comply with new laws and regulations. For a more detailed description of the Dodd-Frank Act, see “Item 1. Business—Supervision and Regulation” of this Form 10-K.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums we pay may be significantly higher in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule in 2009, raising deposit insurance premium rates, and also requiring all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was paid on December 30, 2009.

We participated in the FDIC’s Temporary Liquidity Guarantee Program (“TLG”) for noninterest-bearing transaction deposit accounts that was extended and expired December 31, 2010. Institutions that participated in the program were required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC.

Under the Dodd-Frank Act, unlimited deposit insurance coverage on noninterest bearing transaction accounts to all FDIC insured institutions was approved through December 31, 2012. However, as of January 1, 2013 when this provision of the Dodd-Frank Act expired, all of a depositor’s accounts at an insured depository institution, including all noninterest-bearing transaction accounts, are insured by the FDIC up to the standard maximum deposit insurance amount ($250,000), for each deposit insurance ownership category. As of April 1, 2011, the FDIC implemented its new calculation methodology for insurance assessments, applying revised risk category ratings for calculating assessments to total assets less Tier 1 risk-based capital. Deposits are no longer utilized as the primary base and the base assessment rates vary depending on the DIF reserve ratio. We have not experienced any negative impact to our consolidated financial statements as a result of the new method.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than four years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and on our business, financial condition and results of operations.

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

Although we currently comply with all capital requirements, we may be subject to more stringent regulatory capital ratio requirements in the future and we may need additional capital in order to meet those requirements. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally. Under FDIC rules, if Seacoast National ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may both be restricted.

Changes in accounting and tax rules applicable to banks could adversely affect our financial condition and results of operations.

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

We have traditionally obtained funds through local deposits and thus we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected if, and to the extent, we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Current and proposed rules may impose additional executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

As a result of the Treasury’s auction of our Series A Preferred Stock to third parties during 2012, the standards for executive compensation and corporate governance under the TARP CPP and AARA no longer apply to the Company. However, the Federal Reserve has proposed guidelines on executive compensation. Reflecting regulators’ focus on compensation issues, in 2010, the FDIC proposed, but did not finalize, a rule to incorporate employee compensation factors into the risk assessment system which would adjust risk-based deposit insurance assessment rates if the design of certain compensation programs does not satisfy certain FDIC goals to prevent executive compensation from encouraging undue risk-taking. In addition, the Dodd-Frank Act requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets. Regulators have proposed, but not yet finalized, rules on the topic. Further, in June, 2010, the Federal Reserve, the OCC, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation

These provisions and any future rules issued by the Federal Reserve and the FDIC or any other regulatory agencies could adversely affect our ability to attract and retain management capable and sufficiently motivated to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules for non-Basel U.S. banks is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. When implemented by U.S. banking authorities, the new capital standards will impose higher minimums for capital ratios. It was anticipated that new capital requirements would be phased-in for U.S. financial institutions beginning in 2013. However, on November 9, 2012, U.S. regulators announced that the implementation of these rules would be delayed and regulators have not provided a specific timeframe for their implementation of these requirements. For a more detailed description of Basel III, see “Item 1. Business—Supervision and Regulation.”

Lending goals may not be attainable.

It may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy our prospective goals for commercial, residential and consumer lending volumes. Future demand for additional lending is unclear and uncertain, and opportunities to make loans may be more limited and/or involve risks or terms that we likely would not find acceptable or in our shareholders’ best interest. A lack of meeting our lending goals could adversely affect our results of operation and financial condition, liquidity and capital. Also, the profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

Federal banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

The Federal Reserve and the OCC periodically conduct examinations of our business and Seacoast National’s business, including for compliance with laws and regulations, and Seacoast National also may be subject to participation by the CFPB in its future regulatory examinations as discussed in the “Supervision and Regulation” section above. If, as a result of an examination, the Federal Reserve, the OCC and/or the CFPB were to determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our or Seacoast National’s operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or guideline in effect from time to time, the regulators may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against our officers or directors or to remove officers and directors.

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

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could also experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

We operate in a heavily regulated environment.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the OCC, the SEC, the FDIC, Nasdaq, and the CFPB. Our success is affected by state and federal regulations affecting banks and bank holding companies, the securities markets and banking, securities and insurance regulators. Banking regulations are primarily intended to protect consumers and depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. These changes, if adopted, could require us to maintain more capital, liquidity and risk controls which could adversely affect our growth, profitability and financial condition.

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

We rely heavily on communications and information systems provided both internally and externally to conduct our business. Any failure, interruption or breach in security of these systems (such as a spike in transaction volume, a cyber attack or other unforeseen events) could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures and service level agreements designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. While we maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, we cannot assure that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing or experiencing a cyber attack. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, including remediation costs and increased protection costs, any of which could have a material adverse effect on our financial condition and results of operations.

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

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business and results of operations.

Our market areas in Florida are susceptible to hurricanes, tropical storms and related flooding and wind damage. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business and results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, related flooding and wind damage and other similar weather events. As a result of the potential for such weather events, many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

The CFPB’s recently issued rules may have a negative impact on our loan origination process, and compliance and collection costs, which could adversely affect our mortgage lending operations and operating results.

The CFPB recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act, which are scheduled to take effect on January 10, 2014. The CFPB has also issued a number of other mortgage-related rules, including new rules pertaining to loan originator compensation, and that establish qualification, registration and licensing requirements for loan originators. These and other changes are likely to impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. These rules could have a negative effect on the financial performance of Seacoast National’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that Seacoast National can originate and sell into the secondary market, increasing its compliance burden and impairing Seacoast National’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

We may engage in FDIC-assisted transactions in the future, which could present additional risks to our business.

We may have future opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present general acquisition risks, as well as risks specific to these transactions. Although FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and the failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions will require additional resources, personnel and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, and require us to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently authorized to issue up to 300 million shares of common stock, of which 94,837,170 shares were outstanding as of December 31, 2012, and up to 4 million shares of preferred stock, of which 2,000 shares are outstanding. Subject to certain Nasdaq requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders. If we elect to redeem the Series A Preferred Stock, we will likely have to raise additional capital by selling common stock, preferred stock or another type of security to be able to repurchase the Series A Preferred Stock.

Certain purchasers of our common stock under our previous dividend reinvestment and stock purchase plan (“DRSPP”) may be entitled to rescind their purchases.

As a result of an administrative error, sales of 19,358 shares of our common stock under the DRSPP between September 23, 2009 and July 29, 2011, which represented 0.02% of our outstanding shares of common stock as of December 31, 2012, may have been made after the expiration of the applicable registration statement. As a result those sales may not have complied with the registration requirements of applicable securities laws, making them unregistered shares. We received only $33,392 in aggregate proceeds from these sales. A number of remedies may be available to DRSPP participants who acquired shares during that period, including a right to rescind their purchases to receive the full price paid by the DRSPP participants, plus interest. No dividends have been paid during this time. Those DRSPP participants who purchased unregistered shares pursuant to the DRSPP during this time frame and whose unregistered shares have fallen in value since the date of purchase could have an incentive to seek such a rescission. The number of shares and dollar amounts involved are immaterial from a financial point of view, but the sale of unregistered shares could subject us to regulatory sanctions by the SEC or other regulatory authorities that might result in the imposition of civil penalties or a rescission offering. Although we do not expect any such actions to have a material adverse effect on us, we are unable to predict the full consequences of these events and regulatory actions.

The Series A Preferred Stock diminishes the net income available to our common shareholders and earnings per common share and if we do not redeem our Series A Preferred Stock before February 15, 2014, the rate of dividends payable on our Series A Preferred Stock will increase.

The dividends accrued and the accretion on discount on the Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock is cumulative, which means that any dividends not declared or paid accumulate and are payable when dividend payments resume. Furthermore, if we do not redeem our Series A Preferred Stock before February 15, 2014, the rate of dividends payable on the Series A Preferred Stock will increase to 9.0% per annum from the current rate of 5.0% per annum, which will adversely affect our cash flows and liquidity in future periods. Shares of Series A Preferred Stock also receive preferential treatment in the event of liquidation, dissolution or winding up of Seacoast.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

Holders of the Series A Preferred Stock have the following limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our Articles of Incorporation, the vote or consent of holders owning at least 66 2/3 percent of the shares of Series A Preferred Stock outstanding is required for:

•

any authorization, increase in the authorized amount of, or issuance of shares, or securities convertible into or exchangeable or exercisable for shares, ranking senior to the Series A Preferred Stock;

•	any amendment to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting powers of the Series A Preferred Stock; or

•

consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, taken as a whole, as are not materially less favorable to the holders than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof, of the shares of Series A Preferred Stock immediately prior to such consummation, taken as a whole.

Holders of Series A Preferred Stock could block the foregoing transactions, even where considered desirable by, or in the best interests of, holders of our common stock. The holders of Series A Preferred Stock may have different interests from the holders of our common stock, and could vote to disapprove transactions that are favored by, or are in the best interests of, our common shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We and Seacoast National’s main office occupies approximately 66,000 square feet of a 68,000 square foot building in Stuart, Florida. This building, together with an adjacent 10-lane drive-through banking facility and an additional 27,000-square foot office building, are situated on approximately eight acres of land in the center of Stuart that is zoned for commercial use. The building and land are owned by Seacoast National, which leases out portions of the building not utilized by us and Seacoast National to unaffiliated third parties.

Adjacent to the main office, Seacoast National leases approximately 21,400 square feet of office space from third parties to house operational departments, consisting primarily of information systems and retail support. Seacoast National owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, and providing tellers and other customer service personnel with access to customers’ records. In addition, Seacoast National owns an operations center consisting of a 4,939 square foot building situated on 1.44 acres in Okeechobee, Florida. Our PGA Blvd. branch is utilized as a disaster recovery site should natural disasters or other events preclude use of Seacoast National’s primary operations center in Okeechobee.

Seacoast currently operates its Seacoast Marine Finance Division in a 2,009 square foot leased facility in Ft. Lauderdale, Florida, a 430 square foot leased space in Alameda, California and a 1,200 square foot leased space in Newport Beach, California.

Seacoast National maintained approximately 35 branch offices and its main office in Florida at December 31, 2012. As of December 31, 2012, the net carrying value of branch offices of Seacoast National (excluding the main office) was approximately $25.9 million. Seacoast National’s branch offices in 2012 are generally described as follows:

Branch Office	Year Opened	Square Feet	Owned/Leased
Jensen Beach 1000 N.E. Jensen Beach Blvd. Jensen Beach, FL 34957	1977	1,920	Owned

East Ocean 2081 S.E. U.S. Highway 1 Stuart, FL 34996	1978 (relocated in 1995)	2,300	Owned

Cove Road 5755 S.E. U.S. Highway 1 Stuart, FL 34997	1983	3,450	Leased

Hutchinson Island 4392 N.E. Ocean Blvd. Jensen Beach, FL 34957	1984	4,000	Leased

Westmoreland 1108 S.E. Port St. Lucie Blvd. Port St. Lucie, FL 34952	1985 (relocated in 2008)	4,468 (with 1,179 available to be leased to tenants)	Owned building located on leased land

Wedgewood Commons 3200 U.S. Highway 1 Stuart, FL 34997	1988 (relocated in 2009)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land.

Bayshore 247 S.W. Port St. Lucie Blvd. Port St. Lucie, FL 34984	1990	3,520	Leased

Hobe Sound 11711 S.E. U.S. Highway 1 Hobe Sound, FL 33455	1991	8,000 (with 1,225 donated for community use)	Owned

Fort Pierce 1901 South U.S. Highway 1 Fort Pierce, FL 34950	1991 (relocated in 2008)	5,477 (2,641 available to be leased to tenants)	Owned building located on leased land

Martin Downs 2601 S.W. High Meadow Ave. Palm City, FL 34990	1992	3,960	Owned

Tiffany 9698 U.S. Highway 1 Port St. Lucie, FL 34952	1992	8,250	Owned

Vero Beach 1206 U.S. Highway 1 Vero Beach, FL 32960	1993	3,300	Owned

Cardinal 2940 Cardinal Dr. Vero Beach, FL 32963	1993 (relocated in 2008)	5,435	Leased

St. Lucie West 1100 S.W. St. Lucie West Blvd. Port St. Lucie, FL 34986	1994 (relocated in 1997)	4,320	Leased

Sebastian Wal-Mart 2001 U.S. Highway 1 Sebastian, FL 32958	1996	865	Leased

South Vero Square 752 U.S. Highway 1 Vero Beach, FL 32962	1997	3,150	Owned

Oak Point 3730 7th Terrace Vero Beach, FL 32960	1997	5,619 (with 2,030 sublet to tenants)	Leased; closed in January 2013

Vero Wal-Mart Route 60 5555 20th Street Vero Beach, FL 32966	1997	750	Leased; closed in July 2012

Sebastian West 1110 Roseland Rd. Sebastian, FL 32958	1998	3,150	Owned

Jensen West 4151 N.W. U.S. Highway 1 Jensen Beach, FL 34957	2000	3,930	Leased; closed in December 2012

Tequesta 710 N. U.S. Highway 1 Tequesta, FL 33469	2003	3,500	Owned

Jupiter 585 W. Indiantown Rd. Jupiter, FL 33458	2004	2,881	Owned building located on leased land

Vero 60 West 6030 20th Street Vero Beach, FL 32966	2005	2,500	Owned

Downtown Orlando 65 N. Orange Ave. Orlando, FL 32801	2005	6,752	Leased

Maitland 541 S. Orlando Ave. Maitland, FL 32751	2005	4,536	Leased

Longwood 2101 W. State Rd. 434 Longwood, FL 32779	2005	4,596	Leased; closed in January 2013

PGA Blvd. 3001 PGA Blvd. Palm Beach Gardens, FL 33410	2006	13,454	Leased

South Parrott 1409 S. Parrott Ave. Okeechobee, FL 34974	2006	8,232	Owned

North Parrott 500 N. Parrott Ave. Okeechobee, FL 34974	2006	3,920	Owned

Arcadia 1601 E. Oak St. Arcadia, FL 34266	2006 (expanded in 2008)	3,256	Owned

Moore Haven 501 U.S. Highway 27 Moore Haven, FL 33471	2006 (relocated from leased premises in 2012)	4,415	Owned

Wauchula 202 N. 6th Ave. Wauchula, FL 33873	2006	4,278	Leased; closed in December 2012

Clewiston 300 S. Berner Rd. Clewiston, FL 33440	2006	5,661	Owned

LaBelle 17 N. Lee St. LaBelle, FL 33935	2006	2,361	Owned

Lake Placid 199 U.S. Highway 27 North Lake Placid, FL 33852	2006	2,125	Owned

Viera – The Avenues 6711 Lake Andrew Dr. Viera, FL 32940	2007	5,999	Leased

Murrell Road 5500 Murrell Rd. Viera, FL 32940	2008	9,041 (with 2,408 leased to tenants and 1,856 to be leased)	Leased

Gatlin Boulevard 1790 S.W. Gatlin Blvd. Port St. Lucie, FL 34953	2008	5,300 (with 2,518 available for leasing)	Owned

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements in Our 2012 Annual Report, certain portions of which are incorporated herein by reference pursuant to Part II, Item 8 of this Form 10-K.

Five new loan production offices are projected to open during the first and second quarters of 2013 in the Orlando and Palm Beach County markets. The new offices are generally described as follows:

Loan Production Office	Projected Opening In	Square Feet	Owned/Leased
Hannibal Square 444 W. New England Avenue, Suite 117 Winter Park, FL 32789	2013	2,000	Leased

Rialto 7335 W. Sand Lake Road, Suite 137 Orlando, FL 32819	2013	1,489	Leased

Park Place 7025 County Road 46A, Suite 1091 Heathrow, FL 32746	2013	1,979	Leased

Victoria Park Shoppes 622 North Federal Highway Ft. Lauderdale, FL 33304	2013	1,800	Leased

Town Center 5250 Town Center Circle, Suite 109 Boca Raton, FL 34486	2013	1,495	Leased

Item 3.	Legal Proceedings

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

Holders of our common stock are entitled to one vote per share on all matters presented to shareholders as provided in our Articles of Incorporation.

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“Nasdaq”). As of March 11, 2013 there were 94,857,215 shares of our common stock outstanding, held by approximately 1,636 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sales Price per Share of Seacoast Common Stock		Quarterly Dividends Declared Per Share of
	High	Low	Seacoast Common Stock
2011
First Quarter	$1.94	$1.30	$0.00
Second Quarter	1.92	1.40	0.00
Third Quarter	1.77	1.26	0.00
Fourth Quarter	1.69	1.16	0.00
2012
First Quarter	$1.94	$1.50	$0.00
Second Quarter	1.91	1.37	0.00
Third Quarter	1.69	1.32	0.00
Fourth Quarter	1.65	1.38	0.00

Dividends

Dividends from Seacoast National are our primary source of funds to pay dividends on our common stock. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast National also limits dividends that may be paid to us. Beginning in the third quarter of 2008, we reduced our dividend per share of common stock to de minimis $0.01. On May 19, 2009, the Company’s board of directors voted to suspend quarterly dividends on common stock entirely.

While we are current in the payment of quarterly dividends on the Series A Preferred Stock, any dividends paid on our common stock would be declared and paid at the discretion of our board of directors and would be dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. We do not expect to pay dividends on our common stock in the foreseeable future and expect to retain all earnings, if any, to support our capital adequacy and growth.

Additional information regarding restrictions on the ability of Seacoast National to pay dividends to us is contained in Note C of the “Notes to Consolidated Financial Statements” in our 2012 Annual

Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Item 1. Business- Payment of Dividends” of this Form 10-K for information with respect to the regulatory restrictions on dividends.

Outstanding Warrants

On May 30, 2012, Seacoast repurchased the Warrant previously issued to the U.S. Treasury under the TARP CPP for $81,000 (net of related expenses). Seacoast had no warrants outstanding at December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Item 6.	Selected Financial Data

Selected financial data of the Company is set forth under the caption “Financial Highlights” in the 2012 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The narrative under the heading of “Market Risk” in the 2012 Annual Report is incorporated herein by reference. Table 19, “Interest Rate Sensitivity Analysis”, the narrative under the heading “Securities”, and the narrative under the heading “Interest Rate Sensitivity” in the 2012 Annual Report are incorporated herein by reference. The information regarding securities owned by us as set forth in Table 15, “Securities Available for Sale” and Table 16, “Securities Held for Investment,” in the 2012 Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The reports of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements included in the 2012 Annual Report are incorporated herein by reference. “Quarterly Consolidated Income Statements” are included in the 2012 Annual Report and are incorporated herein by reference.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Information concerning our directors and executive officers is set forth under the headings “Proposal 1—Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Family Relationships” in the 2013 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation and Governance Committee Report” and “2012 Director Compensation” in the 2013 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2012.

Equity Compensation Plan Information

December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))
Equity compensation plans approved by shareholders:
2000 Plan (1)	436,626	$21.12	450,893
2008 Plan (2)	0	0.00	495,550
Employee Stock Purchase Plan (3)	0	0.00	742,449

TOTAL	436,626	$21.12	1,688,892

(1)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan and may be granted as awards of performance shares, and awards of restricted stock or stock-based awards.
(2)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards.
(3)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1—Election of Directors” and “Security Ownership of Management and Certain Beneficial Holders” in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Salary and Benefits Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non-Audit Fees” in the 2013 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) List of all financial statements

The following consolidated financial statements and reports of independent registered public accounting firm of Seacoast, included in the 2012 Annual Report, are incorporated by reference into Part II, Item 8 of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Exhibit 4.11 Specimen Preferred Stock Certificate

Incorporated herein by reference from Exhibit 4.1 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 4.12 Stock Purchase Agreement

Dated October 23, 2009, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed October 29, 2009.

Exhibit 4.13 Registration Rights Agreement

Dated October 23, 2009, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K, filed October 29, 2009.

Exhibit 4.14 Registration Rights Agreement

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

Exhibit 10.11 2008 Long-Term Incentive Plan*

Incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Form DEF 14A, filed March 18, 2008.

Exhibit 10.12 Letter Agreement

Dated December 19, 2008, between the Company and the United States Department of the Treasury incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.13 Formal Agreement

Dated December 16, 2008, between the Company and the Office of the Comptroller of the Currency incorporated herein by reference from Exhibit 10.4 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.14 Waiver of Senior Executive Officers*

Dated December 19, 2008, issued to the United Stated Department of the Treasury incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.15 Consent of Senior Executive Officers*

Dated December 19, 2008, issued to the United States Department of the Treasury incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K, filed December 23, 2008.

Exhibit 10.16 Form of 409A Amendment to Employment Agreements with Dennis S. Hudson, III, William R. Hahl, A. Douglas Gilbert, O.Jean Strickland and H. Russell Holland, III*

Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2009.

Exhibit 10.17 Letter Agreement Regarding Lead Director Position*

Dated October 24, 2012 between Roger O. Goldman and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed October 29, 2012.

Exhibit 13 2012 Annual Report. The following portions of the 2012 Annual Report are incorporated herein by reference:

Financial Highlights

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Information—Quarterly Consolidated Income Statements

Consolidated Financial Statements

Notes to Consolidated Financial Statements

Financial Statements—Reports of Independent Certified Public Accountants

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

Exhibit 101 Interactive Data File

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

Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 13, 2013

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2013

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 13, 2013

/s/ John H. Crane John H. Crane, Director	March 13, 2013

/s/ T. Michael Crook T. Michael Crook, Director	March 13, 2013

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr, Director	March 13, 2013

Date

/s/ Robert B. Goldstein Robert B. Goldstein, Director	March 13, 2013

/s/ Roger O. Goldman Roger O. Goldman, Director	March 13, 2013

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 13, 2013

/s/ Dale M. Hudson Dale M. Hudson, Director	March 13, 2013

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 13, 2013

/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 13, 2013

Edwin E. Walpole, III, Director	March 13, 2013