Form 10-Q
period 2013-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2013-05-07
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common Stock, $.10 Par Value – 94,850,027 shares as of March 31, 2013

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$34,982	$45,620
Interest bearing deposits with other banks	192,069	129,367

Total cash and cash equivalents	227,051	174,987
Securities:
Available for sale (at fair value)	649,196	643,050
Held for investment (fair values: $14,542 at December 31, 2012)	0	13,818

TOTAL SECURITIES	649,196	656,868
Loans held for sale	24,206	36,021
Loans	1,223,810	1,226,081
Less: Allowance for loan losses	(21,540)	(22,104)

NET LOANS	1,202,270	1,203,977
Bank premises and equipment, net	34,620	34,465
Other real estate owned	10,850	11,887
Other intangible assets	1,305	1,501
Other assets	52,551	54,223

	$2,202,049	$2,173,929

LIABILITIES
Deposits	$1,762,164	$1,758,961
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	161,678	136,803
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	7,892	9,009

	2,035,344	2,008,383

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	March 31, 2013	December 31, 2012
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	49,058	48,746
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 94,863,181 and outstanding 94,850,027 shares at March 31, 2013 and issued 94,875,645 and outstanding 94,837,170 shares at December 31, 2012	9,485	9,484
Other shareholders’ equity	108,162	107,316

TOTAL SHAREHOLDERS’ EQUITY	166,705	165,546

	$2,202,049	$2,173,929

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Interest and fees on loans	$14,027	$14,774
Interest and dividends on securities	3,202	4,359
Interest on interest bearing deposits and other investments	228	217

TOTAL INTEREST INCOME	17,457	19,350
Interest on deposits	740	1,949
Interest on borrowed money	717	759

TOTAL INTEREST EXPENSE	1,457	2,708

NET INTEREST INCOME	16,000	16,642
Provision for loan losses	953	2,305

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,047	14,337
Noninterest income
Other income	5,931	4,937
Securities gains, net (includes net gains of $163 in other comprehensive income reclassifications)	25	3,374

TOTAL NONINTEREST INCOME	5,956	8,311

TOTAL NONINTEREST EXPENSES	18,959	21,710

INCOME BEFORE INCOME TAXES	2,044	938
Provision for income taxes (includes $63 in income tax expense from reclassification items)	0	0

NET INCOME	2,044	938
Preferred stock dividends and accretion of preferred stock discount	937	937

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,107	$1

PER SHARE COMMON STOCK:
Net income diluted	$0.01	$0.00
Net income basic	0.01	0.00
Cash dividends declared	0.00	0.00
Average shares outstanding - diluted	94,626,076	94,394,906
Average shares outstanding - basic	93,947,141	93,618,129

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
NET INCOME	$2,044	$938
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(1,190)	3,561
Unrealized gains on transfer of securities held for investment into securities available for sale	724	0
Reclassification adjustment for securities gains included in net income	(163)	(3,091)
Provision for income taxes	242	(181)

COMPREHENSIVE INCOME	$1,657	$1,227

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Interest received	$18,405	$20,470
Fees and commissions received	5,136	4,855
Interest paid	(1,467)	(3,063)
Cash paid to suppliers and employees	(17,966)	(18,566)
Origination of loans held for sale	(49,323)	(32,266)
Proceeds from loans held for sale	61,138	30,847
Net change in other assets	761	(530)

Net cash provided by operating activities	16,684	1,747
Cash flows from investing activities
Maturity of securities available for sale	45,201	28,639
Maturity of securities held for investment	0	1,623
Proceeds from sale of securities available for sale	11,836	111,717
Purchase of securities available for sale	(50,327)	(60,818)
Purchase of securities held for investment	0	(500)
Net new loans and principal repayments	16	(13,367)
Proceeds from the sale of other real estate owned	1,366	5,274
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	620	0
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	0	(6)
Additions to bank premises and equipment	(833)	(569)

Net cash (used in) provided by investing activities	7,879	71,993
Cash flows from financing activities
Net increase in deposits	3,204	18,723
Net increase in federal funds purchased and repurchase agreements	24,875	13,064
Stock based employee benefit plans	47	51
Dividends paid on preferred shares	(625)	(625)

Net cash provided by financing activities	27,501	31,213

Net increase in cash and cash equivalents	52,064	104,953
Cash and cash equivalents at beginning of period	174,987	167,081

Cash and cash equivalents at end of period	$227,051	$272,034

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Reconciliation of net income to cash provided by operating activities
Net income	$2,044	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	669	668
Amortization of premiums and discounts on securities, net	1,298	973
Other amortization and accretion, net	74	93
Change in loans held for sale, net	11,815	(1,419)
Provision for loan losses	953	2,305
Gain on sale of securities	(25)	(3,374)
Unrealized gain on loans available for sale	(864)	(163)
Losses on sale and write-downs of other real estate owned	568	2,039
Losses on disposition of fixed assets	8	2
Change in interest receivable	(227)	255
Change in interest payable	(10)	(355)
Change in prepaid expenses	738	680
Change in accrued taxes	173	214
Change in other assets	761	(530)
Change in other liabilities	(1,291)	(579)

Net cash provided by operating activities	$16,684	$1,747

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(629)	$470
Transfer from loans to other real estate owned	863	1,964
Matured securities recorded as a receivable	2,339	763
Transfer from securities held for investment to securities available for sale	13,818	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. We are currently evaluating the implications of ASU 2013-04. The Company does not expect it will have a material impact on the Company’s consolidated financial statements.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 436,000 and 1,117,000 related to stock options, stock settled appreciation rights and warrants for each of the periods ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Basic:
Net income available to common shareholders	$1,107	$1
Average basic shares outstanding	93,947,141	93,618,129

Basic earnings per share	$0.01	$0.00

Diluted:
Net income available to common shareholders	$1,107	$1
Average basic shares outstanding	93,947,141	93,618,129
Employee restricted stock	678,935	776,777

Average diluted shares outstanding	94,626,076	94,394,906
Diluted earnings per share	$0.01	$0.00

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,200	$2	$0	$1,202
Mortgage-backed securities of U.S. Government Sponsored Entities	175,283	3,022	(904)	177,401
Collateralized mortgage obligations of U.S. Government Sponsored Entities	366,890	2,201	(1,219)	367,872
Private collateralized mortgage obligations	92,643	1,194	(539)	93,298
Obligations of state and political subdivisions	7,199	688	(2)	7,885
Other	1,500	38	0	1,538

	$644,715	$7,145	$(2,664)	$649,196

	December 31, 2012
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,700	$7	$0	$1,707
Mortgage-backed securities of U.S. Government Sponsored Entities	186,404	3,320	(469)	189,255
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,731	2,430	(902)	354,259
Private collateralized mortgage obligations	96,258	1,203	(530)	96,931
Obligations of state and political subdivisions	847	51	0	898

	$637,940	$7,011	$(1,901)	$643,050

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$4,687	$0	$(92)	$4,595
Private collateralized mortgage obligations	1,278	33	0	1,311
Obligations of state and political subdivisions	6,353	737	(3)	7,087
Other	1,500	49	0	1,549

	$13,818	$819	$(95)	$14,542

Management changed its intent to hold the securities held for investment during the first quarter 2013 and all securities were transferred to securities available for sale to allow more flexibility in managing interest rate risk. The net carrying amount of securities transferred was $13,818, and had net unrealized gains of $724, resulting in an increase to securities available for sale of $14,542. The net unrealized gains were recorded as a component of other comprehensive income during the quarter.

Proceeds from sales of securities during the three month period ended March 31, 2013 were $11,836,000 with gross gains of $101,000 and gross losses of $76,000. Proceeds from sales of securities during the three month period ended March 31, 2012 were $111,717,000 with gross gains of $3,374,000 and gross losses of $0.

Securities with a carrying and fair value of $92,959,000 at March 31, 2013 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $165,665,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in less than one year	$1,200	$1,202
Due after one year through five years	818	842
Due after five years through ten years	1,353	1,413
Due after ten years	5,028	5,630

	8,399	9,087

Mortgage-backed securities of Government Sponsored Entities	175,283	177,401
Collateralized mortgage obligations of Government Sponsored Entities	366,890	367,872
Private collateralized mortgage obligations	92,643	93,298
No contractual maturity	1,500	1,538

	$644,715	$649,196

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$46,580	$(658)	$17,898	$(246)	$64,478	$(904)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	188,789	(1,219)	0	0	188,789	(1,219)
Private collateralized mortgage obligations	28,118	(441)	8,298	(98)	36,416	(539)
Obligations of state and political subdivisions	0	0	125	(2)	125	(2)

Total temporarily impaired securities	$263,487	$(2,318)	$26,321	$(346)	$289,808	$(2,664)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$54,289	$(469)	$0	$0	$54,289	$(469)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	150,057	(901)	4,593	(93)	154,650	(994)
Private collateralized mortgage obligations	29,969	(441)	9,221	(89)	39,190	(530)
Obligations of state and political subdivisions	0	0	125	(3)	125	(3)

Total temporarily impaired securities	$234,315	$(1,811)	$13,939	$(185)	$248,254	$(1,996)

Approximately $0.5 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $36.4 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2013, the Company also had $2.1 million of unrealized losses on mortgage backed securities of government sponsored entities having a fair value of $253.3 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and higher prepayments compressing prices as a result of the Federal Reserve’s actions to maintain low interest rates. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of March 31, 2013, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2013.

Included in other assets is $11.2 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $11.2 million of cost method investment securities.

NOTE E — LOANS

Information relating to loans is summarized as follows:

(Dollars in thousands)	March 31, 2013	December 31 2012
Construction and land development	$59,626	$60,736
Commercial real estate	481,468	486,828
Residential real estate	574,523	569,331
Commercial and financial	64,752	61,903
Consumer	43,248	46,930
Other loans	193	353

NET LOAN BALANCES	$1,223,810	$1,226,081

(1)	Net loan balances as of March 31, 2013 and December 31, 2012 are net of deferred costs of $1,875,000 and $1,530,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012:

March 31, 2013
(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$346	$0	$0	$1,035	$58,245	$59,626
Commercial real estate	993	4	0	12,689	467,782	481,468
Residential real estate	1,468	830	0	21,180	551,045	574,523
Commercial and financial	48	0	0	0	64,704	64,752
Consumer	110	0	0	304	42,834	43,248
Other	0	0	0	0	193	193

Total	$2,965	$834	$0	$35,208	$1,184,803	$1,223,810

December 31, 2012
(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$7	$0	$0	$1,342	$59,387	$60,736
Commercial real estate	832	5	0	17,234	468,757	486,828
Residential real estate	1,179	1,377	1	22,099	544,675	569,331
Commercial and financial	41	0	0	0	61,862	61,903
Consumer	109	0	0	280	46,541	46,930
Other	0	0	0	0	353	353

Total	$2,168	$1,382	$1	$40,955	$1,181,575	$1,226,081

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful” and these loans are monitored on an ongoing basis. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as substandard may require a specific allowance, but generally does not exceed 30% of the principal balance. Loans classified as Doubtful, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The principal balance of loans classified as doubtful are generally charged off. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2013 and December 31, 2012:

March 31, 2013
(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$54,382	$413,565	$534,720	$64,125	$41,865	$1,108,657
Special mention	1,683	13,304	1,620	545	550	17,702
Substandard	0	20,691	47	82	253	21,073
Doubtful	0	0	0	0	0	0
Nonaccrual	1,035	12,689	21,180	0	304	35,208
Pass-Troubled debt restructures	1,938	6,601	0	0	0	8,539
Troubled debt restructures	588	14,618	16,956	0	469	32,631

	$59,626	$481,468	$574,523	$64,752	$43,441	$1,223,810

December 31, 2012
(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$54,994	$414,023	$527,891	$61,123	$45,907	$1,103,938
Special mention	1,717	12,137	1,686	587	450	16,577
Substandard	0	22,180	36	193	256	22,665
Doubtful	0	0	0	0	0	0
Nonaccrual	1,342	17,234	22,099	0	280	40,955
Pass-Troubled debt restructures	2,103	6,513	0	0	0	8,616
Troubled debt restructures	580	14,741	17,619	0	390	33,330

	$60,736	$486,828	$569,331	$61,903	$47,283	$1,226,081

NOTE F — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES

During the three months ended March 31, 2013, the total of newly identified troubled debt restructurings (“TDRs”) was $1.6 million, of which $1.0 million were accruing commercial real estate loans, $0.1 million were accruing residential real estate mortgages, and $0.1 million were accruing consumer loans. Loans modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

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

The following table presents loans that were modified within the three months ending March 31, 2013:

(Dollars in thousands) Troubled Debt Restructurings Modified	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
Construction and land development	1	$14	$13	$0	$1
Residential real estate	3	138	119	0	19
Commercial real estate	2	986	866	0	120
Commercial and financial	0	0	0	0	0
Consumer	1	92	74	0	18

	7	$1,230	$1,072	$0	$158

Accruing loans that were restructured within the twelve months preceding March 31, 2013 and defaulted during the three months ended March 31, 2013 are presented in the table below. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

	2013
(Dollars in thousands) Troubled Debt Restructurings Defaulted	Number of Contracts	Recorded Investment
Construction and land development	0	$0
Residential real estate	1	72
Commercial real estate	0	0
Commercial and financial	0	0
Consumer	0	0

	1	$72

As of March 31, 2013 and December 31, 2012, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	March 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$2,768	$3,488	$0
Commercial real estate	7,705	10,184	0
Residential real estate	15,088	21,435	0
Commercial and financial	0	0	0
Consumer	89	122	0
Impaired Loans with an Allowance Recorded:
Construction and land development	793	840	183
Commercial real estate	26,203	26,713	1,938
Residential real estate	23,049	23,798	4,410
Commercial and financial	0	0	0
Consumer	683	700	182
Total:
Construction and land development	3,561	4,328	183
Commercial real estate	33,908	36,897	1,938
Residential real estate	38,137	45,233	4,410
Commercial and financial	0	0	0
Consumer	772	822	182

	$76,378	$87,280	$6,713

	December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,128	$1,608	$0
Commercial real estate	12,357	14,337	0
Residential real estate	15,463	22,022	0
Commercial and financial	0	0	0
Consumer	223	255	0
Impaired Loans with an Allowance Recorded:
Construction and land development	2,897	2,941	230
Commercial real estate	26,130	26,648	2,264
Residential real estate	24,256	24,752	4,700
Commercial and financial	0	0	0
Consumer	447	460	75
Total:
Construction and land development	4,025	4,549	230
Commercial real estate	38,487	40,985	2,264
Residential real estate	39,719	46,774	4,700
Commercial and financial	0	0	0
Consumer	670	715	75

	$82,901	$93,023	$7,269

For the three months ended March 31, 2013 and 2012, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$1,675	$25	$1,601	$1
Commercial real estate	10,806	2	15,474	13
Residential real estate	15,338	2	9,073	2
Commercial and financial	0	0	14	0
Consumer	178	0	490	0
Impaired Loans with an Allowance Recorded:
Construction & land development	2,196	6	3,801	31
Commercial real estate	26,154	299	41,663	399
Residential real estate	23,854	140	27,106	216
Commercial and financial	0	0	67	0
Consumer	526	6	605	7
Total:
Construction & land development	3,871	31	5,402	32
Commercial real estate	36,960	301	57,137	412
Residential real estate	39,192	142	36,179	218
Commercial and financial	0	0	81	0
Consumer	704	6	1,095	7

	$80,727	$480	$99,894	$669

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2013 and December 31, 2012, accruing TDRs totaled $41.2 million and $41.9 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the three months ended March 31, 2013 and 2012, the Company recorded $480,000 and $669,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $240,000 and $219,000, respectively, was included in interest income for the three months ended March 31, 2013 and 2012, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses for the three-month period ended March 31, 2013 and 2012 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended March 31, 2013
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,134	$193	$(334)	$115	$(219)	$1,108
Commercial real estate	8,849	49	(529)	79	(450)	8,448
Residential real estate	11,090	481	(946)	97	(849)	10,722
Commercial and financial	468	70	(60)	80	20	558
Consumer	563	160	(27)	8	(19)	704

	$22,104	$953	$(1,896)	$379	$(1,517)	$21,540

	Allowance for Loan Losses for the Three Months Ended March 31, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,883	$(159)	$(230)	$15	$(215)	$1,509
Commercial real estate	11,477	1,645	(2,287)	76	(2,211)	10,911
Residential real estate	10,966	864	(1,054)	50	(1,004)	10,826
Commercial and financial	402	78	(97)	34	(63)	417
Consumer	837	(123)	(13)	91	78	792

	$25,565	$2,305	$(3,681)	$266	$(3,415)	$24,455

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at March 31, 2013 and 2012 is shown in the following tables.

	At March 31, 2013
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$3,561	$183	$59,290	$925	$62,851	$1,108
Commercial real estate	33,908	1,938	444,335	6,510	478,243	8,448
Residential real estate	38,137	4,410	536,386	6,312	574,523	10,722
Commercial and financial	0	0	64,752	558	64,752	558
Consumer	772	182	42,669	522	43,441	704

	$76,378	$6,713	$1,147,432	$14,827	$1,223,810	$21,540

	At March 31, 2012
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$5,419	$532	$48,599	$977	$54,018	$1,509
Commercial real estate	54,812	3,468	451,748	7,443	506,560	10,911
Residential real estate	38,002	4,069	512,261	6,757	550,263	10,826
Commercial and financial	10	0	54,551	417	54,561	417
Consumer	1,167	123	49,823	669	50,990	792

	$99,410	$8,192	$1,116,982	$16,263	$1,216,392	$24,455

NOTE G — INCOME TAXES

The Company has recorded net deferred tax assets (“DTA”) of $18.2 million at March 31, 2013. Although realization is not assured, the Company believes that the realization of the recognized current carrying value of the DTA is more likely than not based on expectations as to future taxable income and available tax planning strategies, as defined in ASC 740, which could be implemented if necessary to prevent a carryforward from expiring. The Company’s credit losses are expected to moderate and as the Company generates increased taxable income, increased reliance on management’s forecast of future taxable earnings should result in realization of additional future tax benefits from the net operating loss carryforwards. At March 31, 2013 the Company has approximately $44.0 million in its deferred tax valuation allowance allocated to its deferred tax assets, primarily net operating loss carryforwards.

NOTE H — EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At March 31, 2013, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

Seacoast National has agreed to maintain a Tier 1 capital (to adjusted average assets) ratio of at least 8.50% and a total risk-based capital ratio of at least 12.00% with its primary regulator, the Office of the Comptroller of the Currency (“OCC”). The agreement with the OCC as to minimum capital ratios does not change the Bank’s status as “well-capitalized” for bank regulatory purposes.

The Company’s Series A Preferred Stock with a par value of $0.10 per share pays quarterly dividends of five percent or $625,000. Quarterly dividends will increase to nine percent or $1,125,000 beginning in the first quarter of 2014, five years from the date of issuance.

NOTE I — CONTINGENCIES

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

NOTE J — FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2013 and 2012 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Available for sale securities (3)	$649,196	$1,202	$647,994	$0
Loans available for sale (4)	24,206	0	24,206	0
Loans (1)	22,601	0	10,889	11,712
Other real estate owned (2)	10,850	0	3,389	7,461

March 31, 2012
Available for sale securities (3)	$574,615	$1,718	$572,897	$0
Loans available for sale (4)	8,214	0	8,214	0
Loans (1)	33,108	0	11,714	21,394
Other real estate owned (2)	15,530	0	2,390	13,140

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note D for further detail of fair value of individual investment categories.
(4)	Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2013 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 9%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

Fair value of available for sale securities are determined using valuation techniques for individual investments as described in Note D.

When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of other real estate owned (“OREO”) is classified as a level 2 input. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, OREO is classified as Level 3 inputs.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

During the three months ended March 31, 2013, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $1.5 million for the first three months of 2013, consisting of loans that became impaired during 2013. Transfers out consisted of charge offs of $0.4 million, foreclosures migrating to OREO and other reductions (including principal payments) totaling $1.1 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during first three months of 2013, transfers out totaled $1.0 million consisting of valuation write-downs of $0.1 million and sales of $0.9 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of March 31, 2013 and 2012 is as follows:

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013
Financial Assets
Loans, net	$1,179,669	$0	$0	$1,200,845
Financial Liabilities
Deposit liabilities	1,762,164	0	0	1,764,018
Borrowings	50,000	0	55,299	0
Subordinated debt	53,610	0	37,527	0

At March 31, 2012
Financial Assets
Securities held to maturity	$18,801	$0	$19,426	$0
Loans, net	1,158,829	0	0	1,173,840
Financial Liabilities
Deposit liabilities	1,737,459	0	0	1,740,367
Borrowings	50,000	0	55,183	0
Subordinated debt	53,610	0	32,166	0

The short maturity of Seacoast’s assets and liabilities results in having a significant number of financial instruments whose fair value equals or closely approximates carrying value. Such financial instruments are reported in the following balance sheet captions: cash and cash equivalents, interest bearing deposits with other banks, federal funds purchased and securities sold under agreement to repurchase, maturing within 30 days.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2013 and 2012:

Securities: U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources or derived using internal models.

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

Subordinated debt: The fair value of the floating rate subordinated debt is estimated using discounted cash flow analysis and estimates of the Company’s current incremental borrowing rate for similar instruments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2013

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

EARNINGS OVERVIEW

While recent years have been difficult for the U.S. economy and for the financial services industry, the Company has been proactively positioning its business for growth by focusing on improving credit quality, de-risking the overall loan portfolio, disposing of problem assets, increasing loan production and growing core deposits. Property values in our markets began to stabilize in 2012 and are anticipated to improve in 2013, and we expect lower credit costs and costs related to foreclosure activities prospectively. As consumer confidence improves and economic conditions are more robust we also expect improved new loan demand from credit worthy borrowers. We continue to believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value going forward.

Our net interest income decreased $642,000 during the first quarter of 2013 compared to the same period in 2012 and our net interest margin was 18 basis points lower, principally due to the Federal Reserve’s quantitative easing programs negatively impacting the interest margin, but our ability to increase loan production and core deposits partially offset the lower spreads earned. Noninterest income (excluding securities gains) also increased in the first quarter of 2013, by $994,000, a result of growth in key activities such as mortgage banking gains, and fees earned from increased households and deposit relationships and from wealth management services. These successes are a direct result of improved tactical execution and our improved condition supporting better growth for both consumer and commercial relationships.

During the last two quarters of 2012, management began implementing a combination of actions, including additional office consolidations, revenue enhancements, further acceleration of growth initiatives and a variety of cost-saving opportunities. A decision to accelerate problem loan liquidation activities during the last half of 2012 was part of this larger review initiated to support earnings growth in 2013 and we took this action in part to take advantage of improving market conditions. As anticipated, the Company is reporting better results for the first quarter of 2013. Net income for the three months ended March 31, 2013 of $2,044,000, compared to net income of $240,000 for the fourth quarter of 2012 and to $938,000 for the first quarter of 2012. Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for 2013 totals $1,107,000 or $0.01 per average common diluted share, compared to fourth quarter 2012’s net loss of $697,000 or $0.01 per average common diluted share, and net income available to common shareholders of $1,000 or $0.00 per average common diluted share in last year’s first quarter.

Implementation of our plan to reduce core operating expenses by approximately $4.9 million annually is currently on target for 2013. Approximately $3.3 million of the annual reduction was implemented at year-end 2012 and fully impacted the first quarter of 2013. Core operating expenses, excluding losses on other real estate owned (“OREO”) and asset disposition costs, were $1,122,000 lower for the first quarter of 2013 compared to a year ago. Noncore credit related expenses for the first quarter of 2013, primarily losses on OREO and asset disposition costs, were $1.6 million lower and in line with our predicted decline of approximately $2.8 million for the total year 2013. For 2012, noncore credit related costs peaked in the first quarter of 2012, and declined in each subsequent quarter during 2012. In addition, the Company’s loan loss provisioning was lower by $1.4 million for 2013, when compared to 2012’s first quarter.

Prospectively, two of five new loan production offices in the Orlando and Palm Beach markets opened late in the first quarter of 2013 and three remaining openings are planned to open prior to the fourth quarter of 2013. These locations are expected to support an acceleration of our loan production in 2013, and have been offset by reductions to expense from the consolidation of four full service banking offices, with those closings completed in December 2012 and January 2013. We anticipate the additional investments in locations will increase our lending capacity in our commercial and business banking lines and expand growth initiatives related to our mortgage business. The Company has committed approximately $1.9 million for property and equipment to be depreciated over useful lives ranging from 5 to 10 years.

The Company’s capital is expected to continue to increase with positive earnings. The board and management continue to review the Company’s potential capital management options and currently believe that the Company’s overall level of capital is sufficient. As earnings and asset quality continue to improve, we believe that more financing options will emerge for the Company when dividends can be prudently paid to the Company by its subsidiary Bank. The Company has no immediate plans to repay the Series A Preferred stock of $50 million that was sold at auction by the U.S. Treasury to investors on April 3, 2012, ending the Company’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). At this time, we continue to view this capital as an important component of our capital structure.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:

•	the allowance and the provision for loan losses;

•	fair value measurements;

•	other than temporary impairment of securities;

•	realization of deferred tax assets; and

•	contingent liabilities.

The following is a discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to us that could have a material effect on our reported financial information.

Allowance and Provision for Loan Losses

The information contained on pages 36-37 and 43-53 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

Fair Value Measurements

All impaired loans are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or the project assumptions. When necessary, the “As Is” appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. If an updated assessment is deemed necessary and an internal valuation cannot be made, an external “As Is” appraisal will be obtained. If the “As Is” appraisal does not appropriately reflect the current fair market value, in the Company’s opinion, a specific reserve is established and/or the loan is written down to the current fair market value.

Collateral dependent impaired loans are loans that are solely dependent on the liquidation of the collateral for repayment. All OREO and repossessed assets (“REPO”) are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or project assumptions. When necessary, the “As Is” appraisal is adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessment market value, comparative sales and/or an internal valuation is performed. If an updated assessment is deemed necessary, and an internal valuation cannot be made, an external appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.

“As Is” values are used to measure fair market value on impaired loans, OREO and REPOs.

At March 31, 2013, outstanding securities designated as available for sale totaled $649,196,000. The fair value of the available for sale portfolio at March 31, 2013 was more than historical amortized cost, producing net unrealized gains of $4,584,000 that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2013. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of March 31, 2013, the Company’s available for sale investment securities, except for approximately $7.9 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $546.5 million, or 84.2 percent of the total available for sale portfolio. The remainder of the portfolio consists of private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, and adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses.

Other Than Temporary Impairment of Securities

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $4.9 million as of March 31, 2013, $0.7 million less than year-end 2012’s balance. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at March 31, 2013 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At March 31, 2013, the Company had net deferred tax assets (“DTA”) of $18.2 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at March 31, 2012 the Company had net DTAs of $16.6 million.

As a result of the losses incurred in 2010 and 2012, the Company has a three-year cumulative pretax loss. The total three-year cumulative pretax loss at March 31, 2013 is $21.3 million and declines to $10.4 million at June 30, 2013 and to $1.8 million at September 30, 2013 assuming no further pretax earnings for the second and third quarters. The Company has recorded deferred tax valuation allowances of $44.0 million, primarily related to its net operating loss (“NOL”) carryforwards at March 31, 2013. Should the economy continue to show improvement and the Company’s earnings continue to improve as a result of lower credit costs and increasing revenues as is forecasted for 2013, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. We believe our future taxable income will ultimately allow for the recovery of the NOL, resulting in the recovery of our DTA valuation allowance.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2013 and 2012, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2013 totaled $16,055,000, decreasing from 2012’s fourth quarter by $199,000 or 1.2 percent, and lower than first quarter 2012’s result by $634,000 or 3.8 percent. The first quarter had two fewer days than the fourth quarter and explains the decline of $199,000. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks in 2012, reduced first quarter 2013’s net interest income, year over year. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
First quarter 2012	$16,689	3.33%
Second quarter 2012	16,052	3.17
Third quarter 2012	15,995	3.17
Fourth quarter 2012	16,254	3.22
First quarter 2013	16,055	3.15

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

	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(Dollars in thousands	2013	2012	2012	2012	2012
Non-taxable interest income	$105	$87	$82	$85	$92
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,055	$16,254	$15,995	$16,052	$16,689
Total net interest income (not TE)	16,000	16,208	15,952	16,007	16,642
Net interest margin (TE)	3.15%	3.22%	3.17%	3.17%	3.33%
Net interest margin (not TE)	3.14	3.21	3.16	3.16	3.32

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies lowering interest rates have been primary forces affecting net interest income and net interest margin results.

The earning asset mix changed year over year impacting net interest income. For the first quarter of 2013, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 60.3 percent, compared to 60.2 percent a year ago. Average securities as a percentage of average earning assets increased from 30.9 percent a year ago to 31.3 percent during the first quarter of 2013 and interest bearing deposits and other investments decreased to 8.4 percent in 2013 from 8.9 percent in 2012. While average total loans as a percentage of earning assets was generally unchanged, the mix of loans changed, with volumes related to commercial real estate representing 41.2 percent of total loans at March 31, 2013 (compared to 43.5 percent at March 31, 2012). Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 50.0 percent of total loans at March 31, 2013 (versus 47.9 percent at March 31, 2012) (see “Loan Portfolio”).

The yield on earning assets for the first quarter of 2013 was 3.43 percent, 44 basis points lower than 2012’s first quarter, a reflection of the lower interest rate environment and earning asset mix. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2013	2012	2012	2012	2012
Yield	3.43%	3.53%	3.54%	3.63%	3.87%

The yield on loans decreased 34 basis points to 4.57 percent over the last twelve months with nonaccrual loans totaling $35.2 million or 2.9 percent of total loans at March 31, 2013 (versus $41.7 million or 3.4 percent of total loans at March 31, 2012). The yield on investment securities was lower, decreasing 83 basis points year over year to 1.98 percent for the first quarter of 2013, due to securities sold during the first six months of 2012 to reduce interest rate risk and reinvestment at lower yields and lower add-on rates as the result of Fed actions during the last half of 2012. The yield on interest bearing deposits and other investments was slightly higher at 0.54 percent for first quarter 2013, up 5 basis points compared to a year earlier.

Average earning assets for the first quarter of 2013 increased $52.0 million or 2.6 percent compared to 2012’s first quarter balance. Average loan balances for 2013 increased $33.9 million or 2.8 percent to $1,247.7 million, average investment securities increased $25.0 million or 4.0 percent to $647.9 million, and average interest bearing deposits and other investments decreased $6.8 million or 3.8 percent to $172.5 million.

Commercial and commercial real estate loan production for the first three months of 2013 totaled approximately $37 million, compared to production for all of 2012 and 2011 of $109 million and $63 million, respectively. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. While commercial production improved and period-end total loans outstanding have increased by $7.4 million or 0.6 percent since March 31, 2012, we expect a more significant growth from new commercial lender pipelines and loan closings as the year 2013 progresses. At March 31, 2013 the Company’s total commercial and commercial real estate loan pipeline was $64 million, versus $27 million at December 31, 2012. The Company has expanded its residential mortgage loan originations and seeks to expand loans to small businesses in 2013. Opportunities to lend to consumers and business have been market share driven.

Closed residential mortgage loan production for the first quarter of 2013 totaled $56 million, of which $33 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2012 totaled $48 million, $66 million, $63 million and $72 million, respectively, of which $20 million, $26 million, $34 million and $39 million was sold servicing-released. Applications for residential mortgages totaled $105 million during the first quarter of 2013, compared to $387 million for all of 2012. Much of our loan production has been focused on residential home mortgages, which has continued to show signs of strengthening here in our markets and across Florida. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but demand for new home construction is expected to slowly improve. Inventory levels for existing homes in many markets is now at a three- or four-month supply, some of the lowest levels the Company has seen since pre-recession.

During the first quarter of 2013, proceeds from the sales of securities totaled $11.8 million (including net gains of $25,000). In comparison, proceeds from the sales of securities totaled $111.7 million for the first quarter of 2012 (including net gains of $3,374,000). Management believed the securities sold had minimal opportunity to further increase in value. Securities purchases in 2013 and 2012 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and the proceeds from sales. During the first quarter of 2013, maturities (principally pay-downs of $45.1 million) totaled $45.2 million and securities portfolio purchases totaled $50.3 million. In comparison, first quarter 2012 maturities totaled $30.3 million and securities portfolio purchases totaled $61.3 million.

The cost of average interest-bearing liabilities in the first quarter of 2013 decreased 4 basis points to 0.38 percent from fourth quarter 2012 and was 30 basis points lower than for the first quarter of 2012, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2013	2012	2012	2012	2012
Rate	0.38%	0.42%	0.49%	0.59%	0.68%

During the first quarter of 2013, the Company’s retail core deposit focus has continued to produce strong growth in core deposit customer relationships. The improved deposit mix and lower rates paid on interest bearing deposits during 2013 (and last several quarters) reduced the overall cost of total deposits to 0.17 percent for the first quarter of 2013, 29 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 76.0 percent of total average interest bearing deposits for the first quarter of 2013, an improvement compared to the average of 67.0 percent a year ago. The average rate for lower cost interest bearing deposits for 2013 was 0.09 percent, down by 11 basis points from 2012’s first quarter rate. Certificate of deposit (“CD”) rates paid were also lower for the first quarter of 2013, averaging 0.69 percent, a 67 basis point decrease compared to the first quarter a year ago. Average CDs (the highest cost component of interest bearing deposits) were 24.0 percent of interest bearing deposits for the first quarter of 2013, compared to 33.0 percent for 2012, with ending balances down to 23.5 percent for CDs as of March 31, 2013. Prospectively, with interest rates predicted to remain low through 2013, reductions in interest bearing deposit costs will be more challenging to produce due to more limited re-pricing opportunities.

Average deposits totaled $1,733.0 million during the first quarter of 2013, and were $33.5 million higher compared to first quarter 2012, even with a planned reduction of time deposits occurring. Average aggregate amounts for NOW, savings and money market balances increased

$86.7 million or 9.6 percent to $987.3 million for 2013 compared to the first quarter of 2012, average noninterest bearing deposits increased $78.4 million or 22.1 percent to $433.8 million for 2013 compared to 2012, and average CDs decreased by $131.6 million or 29.7 percent to $311.9 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $13.2 million to $160.6 million or 8.9 percent for the first quarter of 2013 as compared to 2012 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009.

Prospectively, we expect our net interest margin to grow as our lending initiatives produce improved results and our problem loan liquidation activities are concluded. We are positioned for stronger earnings performance with a more typical yield curve and as excess liquidity is deployed into higher earning assets. The focus the last three plus years on achieving increased household growth year over year should produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first quarter of 2013 we recorded a provision for loan losses of $1.0 million, which compared to provisioning in the first, second, third and fourth quarters of 2012 of $2.3 million, $6.5 million, $0.9 million and $1.1 million, respectively. Net charge-offs for the first quarter of 2013 of $1.5 million compared to net charge-offs of $3.4 million, $6.3 million, $2.4 million, and $2.2 million in the first, second, third and fourth quarters of 2012, respectively. Net charge-offs represented 0.49 percent of average total loans for the first three months of 2013, versus 1.16 percent of average total loans for all of 2012. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income, excluding securities gains or losses, totaled $5,931,000 for the first quarter of 2013, $994,000 or 20.1 percent higher than 2012’s first quarter and $322,000 or 5.7 percent above the fourth quarter 2012. Noninterest income accounted for 27.0 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the first quarter of 2013, compared to 22.9 percent a year ago.

Noninterest income for the first quarter of 2013, and the fourth and first quarters of 2012, is detailed as follows:

	First Quarter	Fourth Quarter	First Quarter
(Dollars in thousands)	2013	2012	2012
Service charges on deposits	$1,551	$1,677	$1,461
Trust income	676	592	573
Mortgage banking fees	1,114	1,030	623
Brokerage commissions and fees	425	292	234
Marine finance fees	272	258	330
Interchange income	1,264	1,157	1,071
Other deposit-based EFT fees	98	83	99
Other income	531	520	546

Total	$5,931	$5,609	$4,937

For the first quarter of 2013, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $294,000 or 36.4 percent year over year versus first quarter 2012, and were higher compared to the fourth quarter 2012 by $217,000 or 24.5 percent. Included in the $294,000 increase from a year ago, trust revenue was higher by $103,000 or 18.0 percent and brokerage commissions and fees increased by $191,000 or 81.6 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. Higher inter vivos and estate fees were the primary cause for the higher trust income versus first quarter 2012, as these fees increased $48,000 and $46,000, respectively. The $191,000 overall growth in brokerage commissions and fees for 2013 included increases of $166,000 in annuity income and $18,000 in aggregate brokerage and mutual fund commissions.

Service charges on deposits for the first quarter of 2013 were $90,000 or 6.2 percent higher year over year versus 2012’s result, and were $126,000 or 7.5 percent lower when compared to fourth quarter 2012. Overdraft fees increased $9,000 or 0.9 percent year over year and represented approximately 69 percent of total service charges on deposits for the first quarter 2013, slightly lower than the average of 74 percent for all of 2012. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Remaining service charges on deposits increased $81,000 or 20.3 percent to $480,000 for first quarter 2013, compared to the first quarter a year ago. Service charge income in 2013 reflects our growing base of core deposit relationships over the past twelve months, and our emphasis to provide products meeting the needs of each customer that generate appropriate fees for the services offered.

For the first quarter of 2013, fees from the non-recourse sale of marine loans totaled $272,000, a decrease of $58,000 or 17.6 percent compared to first quarter 2012, and slightly higher than fourth quarter 2012’s result, by $14,000 or 5.4 percent. The Seacoast Marine Division originated $15 million in loans during the first quarter of 2013, of which 100 percent was sold. Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past several years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the first quarter of 2013, interchange income increased $193,000 or 18.0 percent compared to first quarter 2012, and was $107,000 or 9.2 percent higher than the fourth quarter 2012’s income. Other deposit-based electronic funds transfer (“EFT”) income was nominally lower (by $1,000) versus a year ago and increased by $15,000 or 18.1 percent from the fourth quarter of 2012. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. The Dodd-Frank Act regulation is not expected to impact this source of fee revenue for Seacoast National materially, but has significantly reduced fees collected by larger financial institutions.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the first quarter of 2013 increased $491,000 or 78.8 percent from 2012’s first quarter result, and were $84,000 or 8.2 percent higher than income for the fourth quarter of 2012. Mortgage banking revenue as a component of overall noninterest income was 18.8 percent for 2013, compared to 17.3 percent for all of 2012. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2012 and carried over into 2013, with transactions increasing, prices firming and affordability improving. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2012 and the first month of 2013, based on the data available to date. The Company has only had to repurchase or settle on 9 sold mortgage loans ever and believes that its processes and controls make it unlikely that it will have any material exposure in the future.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. For the first three months of 2013, the overhead ratio was 85.6 percent and total noninterest expenses were $2,751,000 or 12.7 percent lower versus the first quarter a year ago, totaling $18,959,000. When compared to the fourth quarter of 2012, total noninterest expenses for 2013 decreased by $826,000 or 4.2 percent.

During the third quarter of 2012 management’s organizational structure was streamlined and the Company announced the consolidation of four offices, resulting in severance and other organizational costs of $839,000 and branch consolidation costs of $232,000 impacting overhead for the third quarter of 2012. An additional $491,000 in organizational and branch consolidation costs impacted the fourth quarter of 2012. Through these decisions and other cost reduction measures expected to take effect in 2013, and our tactical plans to increase loan production this year, we anticipate improved earnings for 2013.

Salaries and wages totaling $7,470,000 were $415,000 or 5.9 percent higher for the first quarter of 2013 compared to first quarter 2012, and were $128,000 or 1.8 percent higher than fourth quarter 2012. Compared to the first quarter of 2012, commission payments for 2013 related to revenues generated from wealth management and lending production increased $180,000 or 41.3 percent. More than offsetting were lower incentive payments of $225,000 or 41.9 percent, with long-term stock incentives comprising $126,000 of this decrease. Base salaries were higher for the first quarter of 2013 by $567,000 or 9.0 percent, reflecting additional commercial relationship managers and credit support personnel hired during the past twelve months and staff added to the compliance and risk management departments. With lending production improving, an additional $144,000 was deferred from salaries for loans closed during the first quarter of 2013 versus a year ago. Totaling only $33,000, severance payments for positions eliminated during the first quarter of 2013 were much lower than during the last couple quarters of 2012 when organizational changes were occurring. No executive cash incentive compensation has been paid in 2013 or 2012.

In the first quarter of 2013, employee benefits costs increased by $213,000 or 10.6 percent to $2,223,000 from a year ago, and were $363,000 or 19.5 percent higher when compared to fourth quarter 2012. Matching 401K contributions associated with employee salary deferrals have been limited over the last few years, but were $49,000 higher during the first quarter of 2013 compared to the first quarter of 2012. Higher costs of $113,000 for our self-funded health care plan were recorded as well compared to first quarter a year ago, due to higher claims and utilization. With the expiration of the 2 percent temporary reduction in social security tax (FICA) as of January 1, 2013, payroll taxes increased $54,000 in the first quarter of 2013 versus first quarter 2012. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that costs are expected to increase 2.0 to 3.5 percent in 2014 related to implementation of new coverage.

Outsourced data processing costs totaled $1,498,000 for the first quarter of 2013, a decrease of $223,000 or 13.0 percent from a year ago and $406,000 or 21.3 percent from the fourth quarter of 2012. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. A decrease in core data processing costs of $188,000 during the first quarter of 2013 was the primary cause for the decrease in total data processing costs versus 2012’s first quarter costs. The Company’s contract with its existing core data processor was renegotiated as of January 1, 2013 for a term of 5 1/2 years, with costs negotiated lower and with annual savings expected for 2013. In addition, interchange processing costs and other electronic funds transfer related costs (aggregated) were $61,000 lower for the first quarter of 2013, versus a year ago. Partially offsetting, software licensing and maintenance were higher year over year, increasing by $11,000 and $15,000, respectively. We are anticipating improvements and enhancements to be related to mobile remote deposit captures, and other digital products and services through our core data processor during 2013 and 2014, which will increase our outsourced data processing costs.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, decreased nominally to $285,000 for the first quarter of 2013 when compared to first quarter 2012. Improved systems and monitoring of services utilized, including placing limits for cell phone reimbursements, as well as reducing the number telephone lines has reduced our communication costs, and these costs should continue to be lower prospectively.

Total occupancy, furniture and equipment expenses for the first quarter of 2013 decreased $61,000 or 2.6 percent year over year versus 2012’s first quarter to $2,316,000. Expenses for first quarter 2013 were $572,000 lower compared to the fourth quarter of 2012, due to branch consolidation costs of $407,000 recorded during the fourth quarter of 2012. The branch consolidations will favorably impact expense prospectively, but are anticipated to be partially offset by the opening of five new loan production offices in the second and third quarter of 2013 in the Orlando and Palm Beach markets.

For the first quarter of 2013, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $477,000 or 51.5 percent to $449,000, when compared to the first quarter of 2012. In addition, marketing expenses were lower by $258,000 or 36.5 percent when compared to the fourth quarter of 2012. Marketing expenses reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Direct mail activities, donations (and sponsorships), sales promotions, and aggregate media costs for television and newspaper advertising have been lower during the first quarter of 2013 versus a year ago, decreasing $136,000, $82,000, $44,000, and $206,000, respectively. Production and printing costs were limited as well during 2013, decreasing $18,000 and $48,000 from the first quarter a year ago. Partially offsetting, costs initiated in 2012 to promote lending in Orlando and Palm Beach under our new Accelerate brand were incremental, and summed to $35,000 for 2013.

Legal and professional fees continue to trend lower, decreasing by $980,000 or 55.2 percent from a first quarter a year ago to $796,000 for the first quarter of 2013, and by $318,000 or 28.5 percent compared to the fourth quarter of 2012. Included in legal fees for the first quarter of 2012 were fees of approximately $235,000 for the U.S. Treasury’s sale of its investment in Series A Preferred Stock, auctioned and concluded on April 3, 2012. Partially offsetting were higher CPA fees of $92,000 for the first quarter of 2013, reflecting amounts for outsourcing of most internal audit activities which the Company had not fully transitioned to until late in the first quarter of 2012. Prospectively, legal fees can be expected to continue to be lower as problem assets continue to decline.

The FDIC assessment for the first quarter of 2013 totaled $717,000, compared to first, second, third and fourth quarter 2012’s assessments of $706,000, $707,000, $695,000 and $697,000, respectively, respectively. On July 30, 2013, Seacoast National expects to receive a refund of premiums prepaid at the end of 2009 (less premiums calculated and paid since year end 2009, and minus the March 31 and June 30, 2013 insurance premiums). At March 31, 2013, the prepaid amount for FDIC insurance summed to $3.9 million. Although the severity of bank failures and their impact on the FDIC’s Deposit Insurance Fund have been less than predicted, Seacoast National remains exposed to possible higher FDIC insurance costs.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled

$857,000 for the first quarter of 2013. In comparison, these costs totaled $2,486,000, $1,158,000, $925,000 and $357,000 for the first, second, third and fourth quarters of 2012, respectively. These costs moderated in 2011 and declined further in 2012. OREO balances have declined by 30.1 percent since March 31, 2012, and total $10.9 million at March 31, 2013. Of the $857,000 total for 2013, asset disposition costs summed to $290,000 and losses on OREO and repossessed assets totaled $567,000. The Company expects these costs to be lower during the remainder of 2013 as property values are improving.

Other noninterest expenses decreased slightly (by $16,000) to $2,348,000 for the first quarter of 2013 when compared to 2012’s first quarter expenses, and were $275,000 or 10.5 percent lower when compared to fourth quarter 2012. More significant changes for 2013 year over year from first quarter 2012 included bank meeting costs (up $106,000) and director meeting fees (up $84,000), partially offset by a lower check printing costs (down $46,000) and losses related to robberies, fraud, etc. (down $127,000).

CAPITAL RESOURCES

The Company’s equity capital at March 31, 2013 totaled $166.7 million and the ratio of shareholders’ equity to period end total assets was 7.57 percent, compared with 7.88 percent at March 31, 2012, and 7.62 percent at December 31, 2012. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.26 percent at March 31, 2013, slightly lower than March 31, 2012’s ratio of 18.62 percent and slightly higher than 18.33 percent at December 31, 2012. The Bank is currently in compliance with its formal agreement with the OCC as to minimum capital ratios. (See Note H)

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Prior OCC approval presently is required for any payments of dividends from Seacoast National to the Company.

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

At March 31, 2013, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast (Consolidated)	Seacoast National	Minimum to be Well Capitalized*
March 31, 2013:
Tier 1 capital ratio	17.01%	16.54%	6%
Total risk-based capital ratio	18.26%	17.80%	10%
Tier 1 leverage ratio	9.77%	9.49%	5%

*	For subsidiary bank only

Changes in rules affecting risk based capital calculations have been proposed and the Company has taken a prospective look at its ratios, finding that our ratios remain quite strong in spite of the proposed adjustments.

FINANCIAL CONDITION

Total assets increased $32,976,000 or 1.5 percent from March 31, 2012 to $2,202,049,000 at March 31, 2013.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,223,810,000 at March 31, 2013, $7,418,000 or 0.6 percent more than at March 31, 2012, and $2,271,000 or 1.9 percent less than at December 31, 2012. Loan production of $299 million was retained in the loan portfolio during the twelve months ended March 31, 2013. The Company continues to look for opportunities to invest excess liquidity and believes the best current use is to fund loan growth. We have added 11 new commercial relationship managers over the past twelve months which will further help in increasing loan growth in 2013, and prospectively. The following table details loan portfolio composition at March 31, 2013, December 31, 2012 and March 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31 2012	March 31, 2012
Construction and land development	$59,626	$60,736	$54,018
Commercial real estate	481,468	486,828	506,560
Residential real estate	574,523	569,331	550,263
Commercial and financial	64,752	61,903	54,561
Consumer	43,248	46,930	50,789
Other loans	193	353	201

NET LOAN BALANCES	$1,223,810	$1,226,081	$1,216,392

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006, which defines commercial real estate (“CRE”) loans as exposures secured by land development and construction, including 1-4 family residential construction, multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e. loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to real estate investment trusts, or “REITs”, and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

As shown in the loan table below, construction and land development loans increased $5.6 million or 10.4 percent to $59.6 million from March 31, 2012. The primary cause for the increase in construction and land development loans was an increase in construction and land development loans to individuals for personal residences of $5.5 million or 17.2 percent to $37.4 million. Total outstanding balances for commercial construction and land development loans for residential and commercial properties was slightly higher year over year, increasing $0.1 million from March 31, 2012.

	March 31,
	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development *
Residential:
Condominiums	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Town homes	0.0	0.0	0.0	0.0	0.0	0.0
Single family residences	0.0	0.0	0.0	0.0	0.0	0.0
Single family land and lots	4.9	0.0	4.9	6.0	0.0	6.0
Multifamily	3.9	0.0	3.9	4.9	0.0	4.9

	8.8	0.0	8.8	10.9	0.0	10.9

Commercial:
Office buildings	1.1	1.4	2.5	0.3	0.1	0.4
Retail trade	0.0	0.0	0.0	0.0	0.0	0.0
Land	7.8	0.0	7.8	9.2	0.0	9.2
Industrial	0.0	0.0	0.0	0.0	0.0	0.0
Healthcare	3.3	7.4	10.7	0.0	0.0	0.0
Churches and educational facilities	1.2	3.2	4.4	0.3	0.0	0.3
Lodging	0.0	0.0	0.0	0.0	0.0	0.0
Convenience stores	0.0	0.0	0.0	1.4	0.0	1.4
Marina	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0

	13.4	12.0	25.4	11.2	0.1	11.3

Total residential and commercial construction and land development	22.2	12.0	34.2	22.1	0.1	22.2

Individuals:
Lot loans	16.6	0.0	16.6	18.4	0.0	18.4
Construction	20.8	15.3	36.1	13.5	16.4	29.9

	37.4	15.3	52.7	31.9	16.4	48.3

Total	$59.6	$27.3	$86.9	$54.0	$16.5	$70.5

Commercial real estate mortgages were lower by $25.1 million or 5.0 percent to $481.4 million at March 31, 2013, compared to March 31, 2012. Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at March 31, 2013 and 2012:

	March 31,
	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$112.5	$2.3	$114.8	$118.0	$1.2	$119.2
Retail trade	122.2	0.0	122.2	139.3	0.0	139.3
Industrial	73.4	0.3	73.7	70.0	0.1	70.1
Healthcare	39.4	1.1	40.5	40.2	1.6	41.8
Churches and educational facilities	26.9	0.0	26.9	27.0	0.0	27.0
Recreation	2.6	0.1	2.7	3.1	0.0	3.1
Multifamily	8.5	0.0	8.5	8.8	0.0	8.8
Mobile home parks	2.0	0.0	2.0	2.1	0.0	2.1
Lodging	18.0	0.0	18.0	19.4	0.0	19.4
Restaurant	3.6	0.0	3.6	4.6	0.0	4.6
Agriculture	5.9	1.2	7.1	7.6	1.3	8.9
Convenience stores	20.2	0.0	20.2	15.5	0.0	15.5
Marina	21.1	0.0	21.1	21.6	0.0	21.6
Other	25.1	0.0	25.1	29.3	0.2	29.5

Total	$481.4	$5.0	$486.4	$506.5	$4.4	$510.9

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $317 million and $164 million, respectively, at March 31, 2013, compared to $324 million and $182 million, respectively, a year ago.

Residential mortgage lending is an important segment of the Company’s lending activities. The Company has never offered sub-prime, Alt A, Option ARM or any negative amortizing residential loans, programs or products, although we have originated and hold residential mortgage loans from borrowers with original or current FICO credit scores that are less than “prime.” Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. The Company’s asset mitigation staff handle all foreclosure actions together with outside legal counsel and have never had foreclosure documentation or processes questioned by any party involved in the transaction.

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first quarter of 2013, closed residential mortgage loan production totaled $56 million, of which $33 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production totaled $48 million during the first quarter of 2012, with $20 million sold servicing released.

Adjustable and fixed rate residential real estate mortgages were higher at March 31, 2013, by $24.2 million or 7.1 percent and $2.0 million or 2.1 percent, respectively, compared to a year ago. At March 31, 2013, approximately $366 million or 64 percent of the Company’s residential mortgage balances were adjustable, compared to $342 million or 62 percent at March 31, 2012. Loans secured by residential properties having fixed rates totaled approximately $98 million at March 31, 2013, of which 15- and 30-year mortgages totaled approximately $24 million and $74 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $1.8 million or 3.0 percent since

March 31, 2012. In comparison, loans secured by residential properties having fixed rates totaled approximately $96 million at March 31, 2012, with 15- and 30-year fixed rate residential mortgages totaling approximately $26 million and $70 million, respectively. The Company also has a small home equity line portfolio totaling approximately $49 million at March 31, 2013, slightly lower than the $53 million that was outstanding at March 31, 2012.

Reflecting the impact on lending of an economy beginning to heal, commercial loans increased $10.2 million or 18.7 percent year over year and totaled $64.8 million at March 31, 2013, compared to $54.6 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which decreased $7.6 million or 15.0 percent year over year and totaled $43.2 million (versus $50.8 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $20.8 million (versus $13.5 million a year ago), and residential lot loans to individuals which totaled $16.6 million (versus $18.4 million a year ago).

At March 31, 2013, the Company had commitments to make loans of $146 million, compared to $122 million at March 31, 2012.

Loan Concentrations

Over the past four years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $313.3 million to $75.8 million at March 31, 2013 compared with year-end 2008.

Commercial Relationships Greater than $10 Million

	March 31,	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009	2008
Performing	$65,497	$77,321	$84,610	$112,469	$145,797	$374,241
Performing TDR*	10,336	10,431	25,494	28,286	31,152	0
Nonaccrual	0	0	0	20,913	28,525	14,873

Total	$75,833	$87,752	$110,104	$161,668	$205,474	$389,114

Top 10 Customer Loan Relationships	$111,880	$115,506	$128,739	$151,503	$173,162	$228,800

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 32.5 percent at March 31, 2013, compared with 37.5 percent at year-end 2012, 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, and 162.1 percent at the end of 2008.

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

	March 31,	December 31,
	2013	2012	2011	2010	2009	2008
Construction and land development loans to total risk based capital	27%	28%	22%	39%	81%	206%
CRE loans to total risk based capital	157%	164%	174%	218%	274%	389%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $21,540,000 or 1.76 percent of total loans at March 31, 2013. This amount is $2,915,000 less than at March 31, 2012 and $564,000 less than at December 31, 2012. The allowance for loan losses (“ALLL”) framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of March 31, 2013, the specific allowance related to impaired loans individually evaluated totaled $6.7 million, compared to $8.2 million as of March 31, 2012.

The second element of the ALLL analysis, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and qualitative factors designed and intended to measure expected losses. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss. These influences may include elements such as changes in concentration risk, macroeconomic conditions, and/or recent observable asset quality trends.

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

The loss factors assigned to the graded loan portfolio are based on the historical migration of actual losses by grade over 4, 8, 12, 16, 20 and 24 quarter intervals. Minimum and maximum average historical loss rates over one to five years are referenced in setting the loss factors by grade within the graded portfolio. Management uses historical loss factors as its starting point, and qualitative elements are considered to capture trends within each portion of the graded portfolio. The direction and expectations of past dues, charge-offs, nonaccruals, classified loans, portfolio mix, market conditions, and risk management controls are considered in setting loss factors for the graded portfolio. The loan loss migration indicates that the minimum and maximum average loss rates and median loss rates over the past many quarters have been declining. Also, the level of criticized and classified loans has been declining as a result of a combination of upgrades, loan payoff and loan sales, which are reducing the risk profile of the loan portfolio. Additionally, the risk profile has declined given the shift in complexion of the graded portfolio, particularly a reduced level of commercial real estate loan concentrations.

Residential and consumer (installment, secured lines, and unsecured lines) are analyzed differently as risk ratings, or grades, are not assigned to individual loans. Residential and consumer loan losses are tracked by pool and monthly histories are averaged for a rolling 12-month historical loss rate. Management believes the recent 12-month loss history is most appropriate as it best represents the vintages of loans currently in the portfolio and not the vintages that produced the significant losses in prior years. These loss factors are then adjusted by qualitative factors determined by management to reflect potential probable losses inherent in each loan pool. Qualitative factors may include various loan or property types, loan to value, concentrations and economic and environmental factors.

In general, residential real estate loans originated from 2005 through 2007 had property value declines of approximately 50 percent from their original appraised values, more than the decline on loans originated in other years. Declining residential collateral value affected our actual loan losses over the three years ended December 31, 2011, but values stabilized during 2012. Residential loans that become 90 days past due are placed on nonaccrual and a specific allowance is made for any loan that becomes 120 days past due. Residential loans are subsequently written down if they become 180 days past due and such write-downs are supported by a current appraisal, consistent with current banking regulations.

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off or charged down between 120 and 180 days past due, depending on the collateral type, in compliance with Federal Financial Institution Examination Council guidelines. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time.

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

Net charge-offs for the three months ended March 31, 2013 totaled $1,517,000, compared to net charges-offs of $3,415,000 for the same period in 2012. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2013 and 2012. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.

The allowance as a percentage of loans outstanding was 1.76 percent at March 31, 2013, compared to 2.01 percent at March 31, 2012. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans and lower classified loans (special mention and substandard grades) contributed to a lower risk of loss and the lower allowance for loan losses as of March 31, 2013. The risk profile of the loan portfolio has been reduced by implementing a program to reduce the level of credit risk in the portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed and has become more diversified. The improved mix is most evident by reductions in income producing commercial real estate and construction and land development loans over the last several years. Prospectively, we anticipate that the allowance will continue to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At March 31, 2013, the Company had $1.116 billion in loans secured by real estate, representing 91.1 percent of total loans, up slightly from $1.111 billion but lower as a percent of total loans (versus 91.3 percent) at March 31, 2012. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at March 31, 2013 totaled $46,058,000 and were comprised of $35,208,000 of nonaccrual loans and $10,850,000 of other real estate owned (“OREO”), compared to $57,246,000 at March 31, 2012 (comprised of $41,716,000 in nonaccrual loans and $15,530,000 of OREO). At March 31, 2013, approximately 99.1 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At March 31, 2013, nonaccrual loans have been written down by approximately $12.4 million or 31.7 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during 2012 and 2013 that reduced OREO outstanding. Compared to March 31, 2012, OREO was $4.7 million or 30.1 percent lower at March 31, 2013. This represents the lowest level for OREO since 2008.

The table below shows the nonperforming loan inflows by quarter for 2013, 2012 and 2011:

New Nonperforming Loans (Dollars in thousands)	2013	2012	2011
First quarter	$2,868	$20,207	$11,349
Second quarter		17,291	19,874
Third quarter		14,521	4,137
Fourth quarter		6,891	4,349

During the first quarter of 2013, $2.9 million in loans were moved to nonperforming, compared to $58.9 million for all of 2012. Most of these loans are collateralized by real estate. Inflows to nonperforming loans during the first quarter of 2012 included a $14.4 million performing troubled debt restructure (“TDR”) commercial real estate loan participation. This loan was written down to $10.3 million in the third quarter of 2012 and moved to loans available for sale. Subsequently the loan was sold for a loss of $1.2 million as reflected on our income statement at December 31, 2012. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of March 31, 2013, management believes that prospective inflows to nonaccrual loans will be reduced.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $41.2 million at March 31, 2013 compared to $57.7 million at March 31, 2012. The tables below set forth details related to nonaccrual and restructured loans.

March 31, 2013	Nonaccrual Loans			Accruing Restructured
(Dollars in thousands)	Non-Current	Performing	Total	Loans
Construction & land development
Residential	$403	$385	$788	$1,938
Commercial	27	0	27	0
Individuals	0	220	220	588

	430	605	1,035	2,526
Residential real estate mortgages	3,624	17,556	21,180	16,956
Commercial real estate mortgages	3,517	9,172	12,689	21,219

Real estate loans	7,571	27,333	34,904	40,701
Commercial and financial	0	0	0	0
Consumer	23	281	304	469

	$7,594	$27,614	$35,208	$41,170

At March 31, 2013 and 2012, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2013		2012
(Dollars in thousands)	Number	Amount	Number		Amount
Rate reduction	124	$25,128	102		$24,414
Maturity extended with change in terms	87	22,582	110		43,852
Forgiveness of principal	1	1,938	1		2,238
Payment structure changed to allow for interest only payments	0	0	4		1,336
Chapter 7 bankruptcies	62	3,233		*		*
Not elsewhere classified	10	5,070	15		12,447

	284	$57,951	232		$84,287

*	Not disclosed for March 31, 2012. Based on new guidance issued by the OCC and applied in the fourth quarter 2012.

During the three months ended March 31, 2013, newly identified TDRs totaled $1.6 million, compared to $18.0 million for all of 2012. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Accruing loans that were restructured within the twelve months preceding March 31, 2013 and defaulted during the three months ended March 31, 2013 summed to $72,000, compared to $37,000 for the first three months of 2012. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At March 31, 2013, loans totaling $76,378,000 were considered impaired (comprised of total nonaccrual and TDRs) and $6,713,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $99,410,000 and $8,192,000, respectively, at March 31, 2012.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $68 million during the first quarter of 2013 as a result of principal paydowns of investment securities of $18 million more than purchases, sale of a commercial loan participation for $10 million, and seasonal deposit and repurchase agreement increases of $40 million.

SECURITIES

At March 31, 2013, the Company had no trading securities or securities held for investment, and had $649,196,000 in securities available for sale (100 percent of the total portfolio). Securities held for investment represented only 2.1 percent of total securities at year-end 2012, and were transferred to available for sale during the first quarter of 2013. Overall, the securities had appreciation with a favorable impact to other comprehensive income when transferred. The Company’s total securities portfolio increased $55.8 million or 9.4 percent from March 31, 2012, a result of reinvesting proceeds from the sale of approximately $100 million of securities in the first quarter 2012.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. During the second half of 2012, the amount of principal returned each month was increased as a result of the Federal Reserve’s actions to keep interest rates low and reduced the yield on the portfolio. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $638,571,000 of total securities, approximately 98.4 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at March 31, 2013 was 3.2 years, compared to a year ago when the duration was 2.6 years.

Cash and due from banks and interest bearing deposits (aggregated) totaled $227,051,000 at March 31, 2013, compared to $272,034,000 at March 31, 2012. The Company has maintained additional liquidity during the uncertain environment and has remaining proceeds from the securities sales that may be used to increase loans and investments as the economy continues to improve.

At March 31, 2013, available for sale securities had gross losses of $2,664,000 and gross gains of $7,145,000, compared to gross losses of $1,902,000 and gross gains of $7,012,000 at December 31, 2012. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first quarter of 2013 and all four quarters of 2012, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates - Other than Temporary Impairment of Securities”).

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

Total deposits increased $24,705,000, or 1.4 percent, to $1,762,164,000 at March 31, 2013 compared to one year earlier. Declining single service time deposits have been more than offset by increasing low cost or no cost deposits. Since March 31, 2012, interest bearing deposits (NOW, savings and money markets deposits) increased $86,153,000 or 9.4 percent to $1,001,342,000, noninterest bearing demand deposits increased $58,612,000 or 14.9 percent to $453,144,000, and CDs decreased $120,060,000 or 28.1 percent to $307,678,000. The Company has historically priced CDs conservatively and has continued to follow this strategy.

Securities sold under repurchase agreements increased over the past twelve months by $12,362,000 or 8.3 percent to $161,678,000 at March 31, 2013. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At March 31, 2013, the number of sweep repurchase accounts was 146, compared to 163 a year ago.

At March 31, 2013, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2013 and 2012, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.69 percent during the first quarter of 2013, compared to 2.05 percent during the first quarter of 2012.

OFF-BALANCE SHEET TRANSACTIONS

In the normal course of business, we may engage in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. These transactions involve varying elements of market, credit and liquidity risk.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $146 million at March 31, 2013 and $122 million at March 31, 2012.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 4.6 percent if interest rates are shocked 200 basis points up over the next 12 months and 2.7 percent if interest rates are shocked up 100 basis points. This compares with the Company’s first quarter 2012 model stimulation, which indicated net interest income would increase 5.9 percent if interest rates are shocked 200 basis points up over the next 12 months and 3.6 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 9.5 percent at March 31, 2013. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2013, Seacoast National had available unsecured lines of $30 million and lines of credit under current lendable collateral value, which are subject to change, of $507 million. Seacoast National had $381 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $175 million in residential and commercial real estate loans available as collateral. In comparison, at March 31, 2012, the Company had available unsecured lines of $50 million and lines of credit of $485 million, and had $356 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $188 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $227,051,000 on a consolidated basis at March 31, 2013 as compared to $272,034,000 at March 31, 2012. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks decreased $2,670,000 to $34,982,000 and interest bearing deposits decreased to $192,069,000 from $234,382,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Our intent has been to reinvest excess liquidity into our loan and securities portfolios, as market opportunities and conditions meet expectations.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At March 31, 2013, the Company had cash and cash equivalents at the parent of approximately $6.1 million. In comparison, at March 31, 2012, the Company had cash and cash equivalents at the parent of approximately $10.1 million. All of the Series A Preferred stock funds received in December 2008 have been contributed as additional capital to Seacoast National. Additional losses (although not anticipated) could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).

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

•

the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•

other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2012 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 18.2 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 29.3 percent.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2013 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K/A for the year ended December 31, 2012, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K/A or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first quarter of 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/13 to 1/31/13	0	$0.00	749,016	75,984
2/1/13 to 2/28/13	0	0.00	749,016	75,984
3/1/13 to 3/31/13	0	0.00	749,016	75,984

Total - 1st Quarter	0	0.00	749,016	75,984

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 7, 2013	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 7, 2013	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer