Form 10-Q
period 2013-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2013-08-08
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common Stock, $.10 Par Value – 94,911,466 shares as of June 30, 2013

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2013	2012
ASSETS
Cash and due from banks	$33,673	$45,620
Interest bearing deposits with other banks	106,446	129,367

Total cash and cash equivalents	140,119	174,987
Securities:
Available for sale (at fair value)	672,809	643,050
Held for investment (fair value: $14,542 at December 31, 2012)	0	13,818

TOTAL SECURITIES	672,809	656,868
Loans held for sale	26,029	36,021
Loans	1,265,893	1,226,081
Less: Allowance for loan losses	(20,078)	(22,104)

NET LOANS	1,245,815	1,203,977
Bank premises and equipment, net	35,029	34,465
Other real estate owned	10,063	11,887
Other intangible assets	1,109	1,501
Other assets	52,707	54,223

	$2,183,680	$2,173,929

LIABILITIES
Deposits	$1,738,609	$1,758,961
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	160,934	136,803
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	19,279	9,009

	2,022,432	2,008,383

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2013	2012
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	49,370	48,746
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 94,917,275 and outstanding 94,911,466 shares at June 30, 2013 and issued 94,875,645 and outstanding 94,837,170 shares at December 31, 2012	9,487	9,484
Other shareholders’ equity	102,391	107,316

TOTAL SHAREHOLDERS’ EQUITY	161,248	165,546

	$2,183,680	$2,173,929

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest and fees on loans	$14,264	$14,707	$28,291	$29,481
Interest and dividends on securities	3,025	3,332	6,227	7,691
Interest on interest bearing deposits and other investments	224	267	452	484

TOTAL INTEREST INCOME	17,513	18,306	34,970	37,656
Interest on deposits	692	1,551	1,432	3,500
Interest on borrowed money	707	748	1,424	1,507

TOTAL INTEREST EXPENSE	1,399	2,299	2,856	5,007

NET INTEREST INCOME	16,114	16,007	32,114	32,649
Provision for loan losses	565	6,455	1,518	8,760

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,549	9,552	30,596	23,889
Noninterest income
Other income	6,335	5,219	12,266	10,156
Securities gains, net (includes net gains of $356 and $394 in other comprehensive income reclassifications for the three months and six months, respectively)	114	3,615	139	6,989

TOTAL NONINTEREST INCOME	6,449	8,834	12,405	17,145

TOTAL NONINTEREST EXPENSES	19,044	20,721	38,003	42,431

INCOME (LOSS) BEFORE INCOME TAXES	2,954	(2,335)	4,998	(1,397)
Provision for income taxes (includes $137 and $152 in income tax expense from reclassification items for the three months and six months, respectively)	0	0	0	0

NET INCOME (LOSS)	2,954	(2,335)	4,998	(1,397)
Preferred stock dividends and accretion of preferred stock discount	937	937	1,874	1,874

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,017	$(3,272)	$3,124	$(3,271)

PER SHARE COMMON STOCK:
Net income (loss) diluted	$0.02	$(0.03)	$0.03	$(0.03)
Net income (loss) basic	0.02	(0.03)	0.03	(0.03)
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	94,682,401	94,452,317	94,654,394	94,423,611
Average shares outstanding - basic	93,973,256	93,667,231	93,960,270	93,642,680

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
NET INCOME (LOSS)	$2,954	$(2,335)	$4,998	$(1,397)
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(12,490)	(1,129)	(13,805)	2,527
Unrealized gains on transfer of securities held for investment into securities available for sale	0	0	724	0
Reclassification adjustment for securities gains included in net income	(356)	(3,102)	(394)	(6,288)
Provision for income taxes	4,959	1,633	5,201	1,452

COMPREHENSIVE INCOME (LOSS)	$(4,933)	$(4,933)	$(3,276)	$(3,706)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Interest received	$36,991	$40,143
Fees and commissions received	11,614	10,105
Interest paid	(2,887)	(5,471)
Cash paid to suppliers and employees	(30,352)	(36,229)
Origination of loans held for sale	(120,188)	(80,588)
Proceeds from loans held for sale	130,180	76,197
Net change in other assets	1,712	(67)

Net cash provided by operating activities	27,070	4,090
Cash flows from investing activities
Maturity of securities available for sale	91,770	59,538
Maturity of securities held for investment	0	3,241
Proceeds from sale of securities available for sale	55,519	226,839
Purchase of securities available for sale	(168,355)	(197,847)
Purchase of securities held for investment	0	(500)
Net new loans and principal repayments	(45,601)	(26,983)
Proceeds from the sale of other real estate owned	3,448	13,584
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	620	132
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(61)	(60)
Additions to bank premises and equipment	(1,904)	(2,333)

Net cash (used in) provided by investing activities	(64,564)	75,611
Cash flows from financing activities
Net decrease in deposits	(20,352)	(29,153)
Net increase in federal funds purchased and repurchase agreements	24,131	3,237
Purchase of stock warrants, net of related expenses	0	(81)
Stock based employee benefit plans	97	100
Dividends paid on preferred shares	(1,250)	(1,250)

Net cash provided (used) by financing activities	2,626	(27,147)

Net (decrease) increase in cash and cash equivalents	(34,868)	52,554
Cash and cash equivalents at beginning of period	174,987	167,081

Cash and cash equivalents at end of period	$140,119	$219,635

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Reconciliation of net income to cash provided by operating activities
Net income	$4,998	$(1,397)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,340	1,338
Amortization of premiums and discounts on securities, net	2,498	2,128
Other amortization and accretion, net	51	81
Change in loans held for sale, net	9,992	(4,391)
Provision for loan losses	1,518	8,760
Gain on sale of securities	(139)	(6,989)
Gain on sale of loans	(802)	(217)
Losses on sale and write-downs of other real estate owned	1,066	2,830
(Gains) losses on disposition of fixed assets	(2)	177
Change in interest receivable	(136)	676
Change in interest payable	(31)	(463)
Change in prepaid expenses	4,527	1,119
Change in accrued taxes	372	146
Change in other assets	1,712	(67)
Change in other liabilities	106	359

Net cash provided by operating activities	$27,070	$4,090

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(13,476)	$(3,761)
Transfer from loans to other real estate owned	2,624	4,879
Securities principal receivable recorded in other assets	2,413	1,985
Purchase of securities on trade date	9,961	0
Transfer of other real estate owned to other assets	0	1,923
Transfer from securities held for investment to securities available for sale	13,818	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on

Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, the valuation of investment securities available for sale, fair value of impaired loans, contingent liabilities, fair value of other real estate owned, and the valuation of deferred tax valuation allowance. Actual results could differ from those estimates.

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

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, a consensus of the FASB Emerging Issues Task Force. The ASU requires that the entire amount of a cumulative translation adjustment (CTA) related to an entity’s investment in a foreign entity should be released when there has been a:

•	sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity,

•	loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated), or

•	step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The ASU should be applied prospectively from the beginning of the fiscal year of adoption. We are currently evaluating the effect of adopting this standard effective January 1, 2014, but we do not anticipate that our adoption will have a material impact on our consolidated financial condition or results of operations.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 436,000 and 527,000 related to stock options, and stock settled appreciation rights for each of the periods ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Basic:
Net income available to common shareholders	$2,017	$(3,272)	$3,124	$(3,271)
Average basic shares outstanding	93,973,256	93,667,231	93,960,270	93,642,680

Basic earnings per share	$0.02	$(0.03)	$0.03	$(0.03)

Diluted:
Net income available to common shareholders	$2,017	$(3,272)	$3,124	$(3,271)
Average basic shares outstanding	93,973,256	93,667,231	93,960,270	93,642,680
Employee restricted stock	709,145	785,086	694,124	780,931

Average diluted shares outstanding	94,682,401	94,452,317	94,654,394	94,423,611
Diluted earnings per share	$0.02	$(0.03)	$0.03	$(0.03)

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$101	$0	$0	$101
Mortgage-backed securities of U.S. Government Sponsored Entities	145,485	1,446	(3,866)	143,065
Collateralized mortgage obligations of U.S. Government Sponsored Entities	406,894	1,084	(7,005)	400,973
Private collateralized mortgage obligations	87,571	692	(1,073)	87,190
Collateralized loan obligations	32,530	20	(23)	32,527
Obligations of state and political subdivisions	7,093	380	(8)	7,465
Other	1,500	3	(15)	1,488

	$681,174	$3,625	$(11,990)	$672,809

	December 31, 2012
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,700	$7	$0	$1,707
Mortgage-backed securities of U.S. Government Sponsored Entities	186,404	3,320	(469)	189,255
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,731	2,430	(902)	354,259
Private collateralized mortgage obligations	96,258	1,203	(530)	96,931
Obligations of state and political subdivisions	847	51	0	898

	$637,940	$7,011	$(1,901)	$643,050

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$4,687	$0	$(92)	$4,595
Private collateralized mortgage obligations	1,278	33	0	1,311
Obligations of state and political subdivisions	6,353	737	(3)	7,087
Other	1,500	49	0	1,549

	$13,818	$819	$(95)	$14,542

Management changed its intent to hold the securities held for investment during the first quarter 2013 and all securities were transferred to securities available for sale to allow more flexibility in managing interest rate risk.

Proceeds from sales of securities during the six month period ended June 30, 2013 were $55,519,000 with gross gains of $496,000 and gross losses of $357,000. Proceeds from sales of securities during the six month period ended June 30, 2012 were $226,839,000 with gross gains of $6,989,000 and gross losses of $0.

Securities with a carrying and fair value of $80,403,000 at June 30, 2013 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $164,241,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in less than one year	$101	$101
Due after one year through five years	817	836
Due after five years through ten years	1,249	1,267
Due after ten years	5,027	5,362

	7,194	7,566

Mortgage-backed securities of Government Sponsored Entities	145,485	143,065
Collateralized mortgage obligations of Government Sponsored Entities	406,894	400,973
Private collateralized mortgage obligations	87,571	87,190
Collateralized loan obligations	32,530	32,527
No contractual maturity	1,500	1,488

	$681,174	$672,809

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$81,251	$(3,472)	$15,736	$(394)	$96,987	$(3,866)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	294,536	(6,291)	39,561	(714)	334,097	(7,005)
Private collateralized mortgage obligations	46,425	(931)	7,436	(142)	53,861	(1,073)
Collateralized loan obligations	12,615	(23)	0	0	12,615	(23)
Obligations of state and political subdivisions	1,015	(6)	125	(2)	1,140	(8)
Other	485	(15)	0	0	485	(15)

Total temporarily impaired securities	$436,327	$(10,738)	$62,858	$(1,252)	$499,185	$(11,990)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$54,289	$(469)	$0	$0	$54,289	$(469)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	150,057	(901)	4,593	(93)	154,650	(994)
Private collateralized mortgage obligations	29,969	(441)	9,221	(89)	39,190	(530)
Obligations of state and political subdivisions	0	0	125	(3)	125	(3)

Total temporarily impaired securities	$234,315	$(1,811)	$13,939	$(185)	$248,524	$(1,996)

At June 30, 2013, approximately $1.1 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value at June 30, 2013 is $53.9 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2013, the Company also had $10.9 million of unrealized losses on mortgage backed securities of government sponsored entities having a fair value of $431.1 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and higher prepayments compressing prices as a result of the Federal Reserve’s actions to maintain low interest rates. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of June 30, 2013, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its investment securities that have losses. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2013.

Included in other assets is $11.2 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $11.2 million of cost method investment securities.

NOTE E — LOANS

Information relating to loans is summarized as follows:

	June 30,	December 31
(Dollars in thousands)	2013	2012
Construction and land development	$61,116	$60,736
Commercial real estate	513,598	486,828
Residential real estate	581,378	569,331
Commercial and financial	65,224	61,903
Consumer	44,296	46,930
Other loans	281	353

NET LOAN BALANCES(1)	$1,265,893	$1,226,081

(1)	Net loan balances as of June 30, 2013 and December 31, 2012 are net of deferred costs of $1,972,000 and $1,530,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012:

June 30, 2013

(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$0	$0	$0	$1,533	$59,583	$61,116
Commercial real estate	438	3	0	10,926	502,231	513,598
Residential real estate	1,734	380	0	20,552	558,712	581,378
Commercial and financial	614	0	0	0	64,610	65,224
Consumer	22	33	0	255	43,986	44,296
Other	0	0	0	0	281	281

Total	$2,808	$416	$0	$33,266	$1,229,403	$1,265,893

December 31, 2012
(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$7	$0	$0	$1,342	$59,387	$60,736
Commercial real estate	832	5	0	17,234	468,757	486,828
Residential real estate	1,179	1,377	1	22,099	544,675	569,331
Commercial and financial	41	0	0	0	61,862	61,903
Consumer	109	0	0	280	46,541	46,930
Other	0	0	0	0	353	353

Total	$2,168	$1,382	$1	$40,955	$1,181,575	$1,226,081

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2013 and December 31, 2012:

June 30, 2013

(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$56,037	$464,031	$542,189	$63,854	$43,110	$1,169,221
Special mention	1,231	18,337	699	1,297	250	21,814
Substandard	0	10,075	1,327	73	505	11,980
Doubtful	0	0	0	0	0	0
Nonaccrual	1,533	10,926	20,552	0	255	33,266
Pass-Troubled debt restructures	1,838	7,415	0	0	0	9,253
Troubled debt restructures	477	2,814	16,611	0	457	20,359

	$61,116	$513,598	$581,378	$65,224	$44,577	$1,265,893

December 31, 2012
(Dollars in thousands)	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer Loans	Total
Pass	$54,994	$414,023	$527,891	$61,123	$45,907	$1,103,938
Special mention	1,717	12,137	1,686	587	450	16,577
Substandard	0	22,180	36	193	256	22,665
Doubtful	0	0	0	0	0	0
Nonaccrual	1,342	17,234	22,099	0	280	40,955
Pass-Troubled debt restructures	2,103	6,513	0	0	0	8,616
Troubled debt restructures	580	14,741	17,619	0	390	33,330

	$60,736	$486,828	$569,331	$61,903	$47,283	$1,226,081

NOTE F — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES

During the six months ended June 30, 2013, the total of newly identified troubled debt restructurings (“TDRs”) was $5.7 million, of which $1.0 million were accruing commercial real estate loans, $0.9 million were accruing residential real estate mortgages, and $0.1 million were accruing consumer loans. Loans modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

The Company’s TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements.

When a loan is modified as a TDR, there is not a direct, material impact on the loans within the Consolidated Balance Sheet, as principal balances are generally not forgiven. Most loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with Company’s policy.

The following table presents loans that were modified within the six months ending June 30, 2013:

(Dollars in thousands) Troubled Debt Restructurings Modified	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
Construction and land development	1	$14	$13	$0	$1
Residential real estate	7	870	754	0	116
Commercial real estate	2	986	866	0	120
Commercial and financial	0	0	0	0	0
Consumer	1	92	74	0	18

	11	$1,962	$1,707	$0	$255

Accruing loans that were restructured within the twelve months preceding June 30, 2013 and defaulted during the six months ended June 30, 2013 are presented in the table below. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

	2013
(Dollars in thousands) Troubled Debt Restructurings Defaulted	Number of Contracts	Recorded Investment
Construction and land development	0	$0
Residential real estate	1	72
Commercial real estate	0	0
Commercial and financial	0	0
Consumer	0	0

	1	$72

As of June 30, 2013 and December 31, 2012, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	June 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$2,736	$3,419	$0
Commercial real estate	7,335	10,170	0
Residential real estate	14,315	20,783	0
Commercial and financial	0	0	0
Consumer	141	178	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,112	1,188	175
Commercial real estate	13,821	14,348	1,054
Residential real estate	22,847	23,441	4,006
Commercial and financial	0	0	0
Consumer	571	589	124
Total:
Construction and land development	3,848	4,607	175
Commercial real estate	21,156	24,518	1,054
Residential real estate	37,162	44,224	4,006
Commercial and financial	0	0	0
Consumer	712	767	124

	$62,878	$74,116	$5,359

	December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,128	$1,608	$0
Commercial real estate	12,357	14,337	0
Residential real estate	15,463	22,022	0
Commercial and financial	0	0	0
Consumer	223	255	0
Impaired Loans with an Allowance Recorded:
Construction and land development	2,897	2,941	230
Commercial real estate	26,130	26,648	2,264
Residential real estate	24,256	24,752	4,700
Commercial and financial	0	0	0
Consumer	447	460	75
Total:
Construction and land development	4,025	4,549	230
Commercial real estate	38,487	40,985	2,264
Residential real estate	39,719	46,774	4,700
Commercial and financial	0	0	0
Consumer	670	715	75

	$82,901	$93,023	$7,269

For the six months ended June 30, 2013 and 2012, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$2,216	$50	$1,569	$2
Commercial real estate	9,194	18	12,167	155
Residential real estate	15,084	10	10,145	137
Commercial and financial	0	0	11	0
Consumer	142	1	486	1
Impaired Loans with an Allowance Recorded:
Construction & land development	1,547	19	3,750	64
Commercial real estate	24,115	274	43,870	902
Residential real estate	23,418	286	27,648	429
Commercial and financial	0	0	39	8
Consumer	586	11	619	11
Total:
Construction & land development	3,763	69	5,319	66
Commercial real estate	33,309	292	56,037	1,057
Residential real estate	38,502	296	37,793	566
Commercial and financial	0	0	50	8
Consumer	728	12	1,105	12

	$76,302	$669	$100,304	$1,709

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2013 and December 31, 2012, accruing TDRs totaled $29.6 million and $41.9 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the six months ended June 30, 2013 and 2012, the Company recorded $669,000 and $1,709,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $799,000 and $518,000, respectively, was included in interest income for the six months ended June 30, 2013 and 2012, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses for the three and six-month periods ended June 30, 2013 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2013
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,108	$(26)	$(223)	$18	$(205)	$877
Commercial real estate	8,448	(427)	(1,517)	221	(1,296)	6,725
Residential real estate	10,722	1,107	(826)	150	(676)	11,153
Commercial and financial	558	(193)	0	198	198	563
Consumer	704	104	(52)	4	(48)	760

	$21,540	$565	$(2,618)	$591	$(2,027)	$20,078

	Allowance for Loan Losses for the Six Months Ended June 30, 2013
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,134	$167	$(557)	$133	$(424)	$877
Commercial real estate	8,849	(378)	(2,046)	300	(1,746)	6,725
Residential real estate	11,090	1,588	(1,772)	247	(1,525)	11,153
Commercial and financial	468	(123)	(60)	278	218	563
Consumer	563	264	(79)	12	(67)	760

	$22,104	$1,518	$(4,514)	$970	$(3,544)	$20,078

Activity in the allowance for loan losses for the three and six-month periods ended June 30, 2012 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,509	$24	$(249)	$71	$(178)	$1,355
Commercial real estate	10,911	4,415	(3,444)	95	(3,349)	11,977
Residential real estate	10,826	2,042	(2,770)	214	(2,556)	10,312
Commercial and financial	417	72	(194)	34	(160)	329
Consumer	792	(98)	(41)	9	(32)	662

	$24,455	$6,455	$(6,698)	$423	$(6,275)	$24,635

	Allowance for Loan Losses for the Six Months Ended June 30, 2012
(Dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
Construction & land development	$1,883	$(135)	$(479)	$86	$(393)	$1,355
Commercial real estate	11,477	6,060	(5,731)	171	(5,560)	11,977
Residential real estate	10,966	2,906	(3,824)	264	(3,560)	10,312
Commercial and financial	402	150	(291)	68	(223)	329
Consumer	837	(221)	(54)	100	46	662

	$25,565	$8,760	$(10,379)	$689	$(9,690)	$24,635

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at June 30, 2013 and 2012 is shown in the following tables.

	At June 30, 2013
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$3,848	$175	$57,268	$702	$61,116	$877
Commercial real estate	21,156	1,054	492,442	5,671	513,598	6,725
Residential real estate	37,162	4,006	544,216	7,147	581,378	11,153
Commercial and financial	0	0	65,224	563	65,224	563
Consumer	712	124	43,865	636	44,577	760

	$62,878	$5,359	$1,203,015	$14,719	$1,265,893	$20,078

	At June 30, 2012
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
(Dollars in thousands)	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
Construction & land development	$4,871	$449	$52,357	$906	$57,228	$1,355
Commercial real estate	55,178	4,615	438,438	7,362	493,616	11,977
Residential real estate	42,219	4,099	521,716	6,213	563,935	10,312
Commercial and financial	40	1	56,180	328	56,220	329
Consumer	1,016	109	49,339	553	50,355	662

	$103,324	$9,273	$1,118,030	$15,362	$1,221,354	$24,635

NOTE G — INCOME TAXES

The Company has recorded net deferred tax assets (“DTA”) of $23.2 million at June 30, 2013. Although realization is not assured, the Company believes that the realization of the recognized current carrying value of the DTA is more likely than not based on expectations as to future taxable income and available tax planning strategies, as defined in ASC 740, which could be implemented if necessary to prevent a carryforward from expiring. The Company’s credit losses are expected to moderate and as the Company generates increased taxable income, increased reliance on management’s forecast of future taxable earnings should result in realization of additional future tax benefits from the net operating loss carryforwards. At June 30, 2013 the Company has approximately $42.9 million in its deferred tax valuation allowance allocated to its deferred tax assets, primarily net operating loss carryforwards.

NOTE H — EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At June 30, 2013, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE J — FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2013 and 2012 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Available for sale securities (3)	$672,809	$101	$672,708	$0
Loans available for sale (4)	26,029	0	26,029	0
Loans (1)	20,691	0	11,048	9,643
Other real estate owned (2)	10,063	0	2,022	8,041

June 30, 2012
Available for sale securities (3)	$562,691	$1,714	$560,977	$0
Loans available for sale (4)	11,186	0	11,186	0
Loans (1)	34,468	0	12,802	21,666
Other real estate owned (2)	7,219	0	1,783	5,436

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note D for further detail of fair value of individual investment categories.
(4)	Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2013 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 9%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

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

During the six months ended June 30, 2013, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $2.2 million for the first six months of 2013, consisting of loans that became impaired during 2013. Transfers out consisted of charge offs of $1.0 million, foreclosures migrating to OREO of $1.4 million, and other reductions (primarily principal payments) totaling $2.0 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during first six months of 2013, transfers in totaled $1.3 million. Transfers out totaled $1.7 million, consisting of valuation write-downs of $0.3 million and sales of $1.4 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of June 30, 2013 and 2012 is as follows:

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013
Financial Assets
Loans, net	$1,225,124	$0	$0	$1,232,114
Financial Liabilities
Deposit liabilities	1,738,609	0	0	1,740,102
Borrowings	50,000	0	54,303	0
Subordinated debt	53,610	0	37,527	0

At June 30, 2012
Financial Assets
Securities held to maturity	$17,122	$0	$17,799	$0
Loans, net	1,196,719	0	0	1,226,509
Financial Liabilities
Deposit liabilities	1,689,584	0	0	1,691,984
Borrowings	50,000	0	55,634	0
Subordinated debt	53,610	0	32,166	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2013 and 2012:

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

SECOND QUARTER 2013

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

EARNINGS OVERVIEW

While recent years have been difficult for the U.S. economy and for the financial services industry, the Company has been proactively positioning its business for growth by focusing on improving credit quality, de-risking the overall loan portfolio, disposing of problem assets, increasing loan production and growing core deposits. Property values in our markets began to stabilize in 2012 and are improved in 2013, and we expect lower credit costs and costs related to foreclosure activities prospectively. As consumer confidence improves and economic conditions are more robust we also expect improved new loan demand from credit worthy borrowers. We continue to believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value going forward.

Our net interest income increased $120,000 during the second quarter of 2013 compared to the same period in 2012 although our net interest margin was 5 basis points lower, principally due to our ability to increase loan production and core deposits, which more than offset lower spreads earned due to the Federal Reserve’s quantitative easing programs negative impact on the interest margin. Noninterest income (excluding securities gains) also increased in the second quarter of 2013, by $1,116,000, a result of growth in key activities such as mortgage banking gains, and fees earned from increased households and deposit relationships and from wealth management services. These successes are a direct result of improved tactical execution and our improved condition supporting better growth for both consumer and commercial relationships.

During the last two quarters of 2012, management began implementing a combination of actions, including branch office consolidations, revenue enhancements, further acceleration of growth initiatives and a variety of cost-saving opportunities. A decision to accelerate problem loan liquidation activities during the first half of 2012 was part of this larger review initiated to support earnings growth in 2013 and we took this action in part to take advantage of improving market conditions. As anticipated, the Company is reporting better results for the first and second quarters of 2013. Net income for the three months ended June 30, 2013 of $2,954,000, compared to net income of $2,044,000 for the first quarter of 2013, and to a net loss $2,335,000 for the second quarter of 2012. Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for second quarter 2013 totals $2,017,000 or $0.02 per average common diluted share, compared to first quarter 2013’s net income of $1,107,000 or $0.01 per average common diluted share, and a net loss available to common shareholders of $3,272,000 or $0.03 per average common diluted share in last year’s second quarter.

Implementation of our plan to reduce core operating expenses by approximately $4.9 million annually is currently on target for 2013. Approximately $3.3 million of the annual reduction was implemented at year-end 2012 and fully impacted the first and second quarters of 2013. Core operating expenses, excluding losses on other real estate owned (“OREO”) and asset disposition costs, were $1,122,000 and $1,123,000 lower for the first and second quarters of 2013, respectively, compared to a year ago. Noncore credit related expenses for the first and second quarters of 2013, primarily losses on OREO and asset disposition costs, were $1.6 million and $0.6 million lower, respectively, and in line with our predicted decline of approximately $2.8 million for the total year 2013. For 2012, noncore credit related costs peaked in the first quarter of 2012, and declined in each subsequent quarter during 2012. In addition, the Company’s loan loss provisioning was lower by $1.4 million and $5.9 million for the first and second quarters of 2013, when compared to 2012’s provisioning.

Four of five new loan production offices in the Orlando and Palm Beach markets are open, two late in the first quarter of 2013 and two during the second quarter of 2013, with one more opening planned prior to the fourth quarter of 2013. These locations are expected to support an acceleration of our loan production in 2013, and have been offset by reductions to expense from the consolidation of four full service banking offices, with those closings completed in December 2012 and January 2013. We anticipate the additional investments in locations will increase our lending capacity in our commercial and business banking lines and expand growth initiatives related to our mortgage business. The Company has committed approximately $1.9 million for property and equipment to be depreciated over useful lives ranging from 5 to 10 years.

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

At June 30, 2013, outstanding securities designated as available for sale totaled $672,809,000. The fair value of the available for sale portfolio at June 30, 2013 was less than historical amortized cost, producing net unrealized losses of $8,365,000 that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2013. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of June 30, 2013, the Company’s available for sale investment securities, except for approximately $7.5 million of securities issued by states and their political subdivisions generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $544.1 million, or 80.9 percent of the total available for sale portfolio. The remainder of the portfolio consists of private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, and adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. In addition, during the second quarter of 2013, the Company invested $32.5 million in uncapped 3-month libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The primary collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated AAA or AA and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $4.9 million as of June 30, 2013, $0.7 million less than year-end 2012’s balance. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in

FHLB stock at June 30, 2013 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At June 30, 2013, the Company had net deferred tax assets (“DTA”) of $23.2 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at June 30, 2012 the Company had net DTAs of $18.3 million.

As a result of the losses incurred in 2010 and 2012, the Company has a three-year cumulative pretax loss. The total three-year cumulative pretax loss at June 30, 2013 is $6.9 million and reverts to a pretax gain of $0.7 million at September 30, 2013 assuming no pretax earnings for the third quarter. The Company has recorded deferred tax valuation allowances of $42.9 million, primarily related to its net operating loss (“NOL”) carryforwards at June 30, 2013. Should the economy continue to show improvement and the Company’s earnings continue to improve as a result of lower credit costs and increasing revenues as is forecasted for 2013, increased reliance on management’s forecast of future taxable earnings could result in realization of additional future tax benefits from the net operating loss carryforwards. We believe our future taxable income will ultimately allow for the recovery of the NOL, resulting in the realization of our DTA valuation allowance.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2013 and 2012, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2013 totaled $16,172,000, increasing from 2013’s first quarter by $117,000 or 0.7 percent, and higher than second quarter 2012’s result by $120,000 or 0.7 percent. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks in 2012 were more than offset by improving loan volumes, increasing second quarter 2013’s net interest income, year over year. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
Second quarter 2012	$16,052	3.17%
Third quarter 2012	15,995	3.17
Fourth quarter 2012	16,254	3.22
First quarter 2013	16,055	3.15
Second quarter 2013	16,172	3.12

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

	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
(Dollars in thousands)	2013	2013	2012	2012	2012
Nontaxable interest income	$108	$105	$87	$82	$85
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,172	$16,055	$16,254	$15,995	$16,052
Total net interest income (not TE)	16,114	16,000	16,208	15,952	16,007
Net interest margin (TE)	3.12%	3.15%	3.22%	3.17%	3.17%
Net interest margin (not TE)	3.11	3.14	3.21	3.16	3.16

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies lowering interest rates have been primary forces affecting net interest income and net interest margin results.

The earning asset mix changed year over year impacting net interest income. For the second quarter of 2013, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.1 percent, compared to 60.5 percent a year ago. Average securities as a percentage of average earning assets increased from 27.3 percent a year ago to 30.8 percent during the second quarter of 2013 and interest bearing deposits and other investments decreased to 8.1 percent in 2013 from 12.2 percent in 2012, reflecting the reinvestment of $226.8 million of proceeds from securities sales transacted during the first and second quarters of 2012. While average total loans as a percentage of earning assets was slightly higher, the mix of loans was generally unchanged, with volumes related to commercial real estate representing 42.5 percent of total loans at June 30, 2013 (compared to 42.3 percent at June 30, 2012) and lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) representing 48.8 percent of total loans at June 30, 2013 (versus 49.0 percent at June 30, 2012) (see “Loan Portfolio”).

The yield on earning assets for the second quarter of 2013 was 3.39 percent, 24 basis points lower than 2012’s second quarter, a reflection of the lower interest rate environment and earning asset mix. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	2013	2013	2012	2012	2012
Yield	3.39%	3.43%	3.53%	3.54%	3.63%

The yield on loans decreased 29 basis points to 4.52 percent over the last twelve months with nonaccrual loans totaling $33.3 million or 2.6 percent of total loans at June 30, 2013 (versus $48.5 million or 4.0 percent of total loans at June 30, 2012). The yield on investment securities was lower, decreasing 52 basis points year over year to 1.89 percent for the second quarter of 2013, due to securities sold during the first six months of 2012 to reduce interest rate risk and reinvestment at lower yields and lower add-on rates as the result of Fed actions during the last half of 2012. The yield on interest bearing deposits and other investments was slightly higher at 0.53 percent for second quarter 2013, up 10 basis points compared to a year earlier.

Average earning assets for the second quarter of 2013 increased $45.2 million or 2.2 percent compared to 2012’s second quarter balance. Average loan balances for 2013 increased $38.5 million or 3.1 percent to $1,269.8 million, average investment securities increased $86.8 million or 15.7 percent to $641.4 million, and average interest bearing deposits and other investments decreased $80.2 million or 32.2 percent to $168.7 million.

Commercial and commercial real estate loan production for the first six months of 2013 totaled approximately $106 million, compared to production for all of 2012 and 2011 of $109 million and $63 million, respectively. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. While commercial production improved and period-end total loans outstanding have increased by $44.5 million or 3.6 percent since June 30, 2012, we expect a more significant growth from new commercial lender pipelines and loan closings prospectively. At June 30, 2013 the Company’s total commercial and commercial real estate loan pipeline was $47 million, versus $64 million at March 31, 2013 and $27 million at December 31, 2012. The Company has expanded its residential mortgage loan originations and seeks to expand loans to small businesses in 2013. Opportunities to lend to consumers and business have been market share driven.

Closed residential mortgage loan production for the first and second quarters of 2013 totaled $56 million and $80 million, respectively, of which $33 million and $49 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2012 totaled $48 million, $66 million, $63 million and $72 million, respectively, of which $20 million, $26 million, $34 million and $39 million was sold servicing-released. Applications for residential mortgages totaled $211 million during the first six months of 2013, compared to $387 million for all of 2012. Much of our loan production has been focused on residential home mortgages, which has continued to show signs of strengthening here in our markets and across Florida. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but some demand for new home construction is beginning to appear. Inventory levels for existing homes in many markets is now at a three- or four-month supply, some of the lowest levels the Company has seen since pre-recession.

During the first six months of 2013, proceeds from the sales of securities totaled $55.5 million (including net gains of $25,000 and $114,000 for the first and second quarter, respectively). In comparison, proceeds from the sales of securities totaled $226.8 million for the first six months of 2012 (including net gains of $3,374,000 and $3,615,000 for the first and second quarter, respectively). Management believed the securities sold had minimal opportunity to further increase in value. Securities purchases in 2013 and 2012 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and the proceeds from sales. During the first six months of 2013, maturities (principally pay-downs of $89.2 million) totaled $91.8 million and securities portfolio purchases totaled $168.4 million. In comparison, for the six months ended June 30, 2012 maturities totaled $62.8 million and securities portfolio purchases totaled $198.3 million.

The cost of average interest-bearing liabilities in the second quarter of 2013 decreased 2 basis points to 0.36 percent from first quarter 2013 and was 23 basis points lower than for the second quarter of 2012, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
	2013	2013	2012	2012	2012
Rate	0.36%	0.38%	0.42%	0.49%	0.59%

The Company’s retail core deposit focus has produced strong growth in core deposit customer relationships and improved deposit mix. Lower rates paid on interest bearing deposits during 2013 (and last several quarters) reduced the overall cost of total deposits to 0.16 percent for the second quarter of 2013, 21 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 76.5 percent of total average interest bearing deposits for the second quarter of 2013, an improvement compared to the average of 69.2 percent a year ago. The average rate for lower cost interest bearing deposits for 2013 was 0.08 percent, down by 10 basis points from 2012’s second quarter rate. Certificate of deposit (“CD”) rates paid were also lower for the second quarter of 2013, averaging 0.67 percent, a 45 basis point decrease compared to the second quarter a year ago. Average CDs (the highest cost component of interest bearing deposits) were 23.5 percent of interest bearing deposits for the second quarter of 2013, compared to 30.8 percent for 2012, with ending balances edging down to 23.4 percent for CDs as of June 30, 2013. Prospectively, with interest rates predicted to remain low through 2013, reductions in interest bearing deposit costs will be more challenging to produce due to more limited re-pricing opportunities.

Average deposits totaled $1,738.6 million during the second quarter of 2013, and were $32.3 million higher compared to second quarter 2012, even with a planned reduction of time deposits occurring. Average aggregate amounts for NOW, savings and money market balances increased $69.0 million or 7.6 percent to $981.0 million for 2013 compared to the second quarter of 2012, average noninterest bearing deposits increased $67.5 million or 17.4 percent to $455.5 million for 2013 compared to 2012, and average CDs decreased by $104.2 million or 25.6 percent to $302.1 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $13.3 million to $159.8 million or 9.1 percent for the second quarter of 2013 as compared to 2012 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first and second quarters of 2013 we recorded provision for loan losses of $1.0 million and $0.6 million, respectively, which compared to provisioning in the first, second, third and fourth quarters of 2012 of $2.3 million, $6.5 million, $0.9 million and $1.1 million, respectively. Net charge-offs for the first and second quarters of 2013 of $1.5 million and $2.0 million, respectively, compared to net charge-offs of $3.4 million, $6.3 million, $2.4 million, and $2.2 million in the first, second, third and fourth quarters of 2012, respectively. Net charge-offs represented 0.57 percent of average total loans for the first six months of 2013, versus 1.16 percent of average total loans for all of 2012. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides certain information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income, excluding securities gains or losses, totaled $6,335,000 for the second quarter of 2013, $1,116,000 or 21.4 percent higher than 2012’s second quarter and $404,000 or 6.8 percent above the first quarter 2013. Noninterest income accounted for 28.2 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the second quarter of 2013, compared to 24.6 percent a year ago.

Noninterest income for the second quarter of 2013, compared to first quarter 2013 and the second quarter of 2012, is detailed as follows:

	Second Quarter	First Quarter	Second Quarter
(Dollars in thousands)	2013	2013	2012
Service charges on deposits	$1,641	$1,551	$1,487
Trust income	675	676	564
Mortgage banking fees	1,256	1,114	902
Brokerage commissions and fees	362	425	298
Marine finance fees	419	272	244
Interchange income	1,388	1,264	1,154
Other deposit-based EFT fees	87	98	84
Other income	507	531	486

Total	$6,335	$5,931	$5,219

For the second quarter of 2013, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $175,000 or 20.3 percent year over year versus second quarter 2012, and were higher for the first six months of 2013 compared to 2012 by $469,000 or 28.1 percent. Included in the $175,000 increase from a year ago, trust revenue was higher by $111,000 or 19.7 percent and brokerage commissions and fees increased by $64,000 or 21.5 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. Higher inter vivos, estate, and agency fees were the primary cause for the higher trust income versus second quarter 2012, as these fees increased $16,000, $43,000 and $35,000, respectively. The $64,000 overall growth in brokerage commissions and fees for 2013 included increases of $25,000 in annuity income and $42,000 in aggregate brokerage and mutual fund commissions.

Service charges on deposits for the second quarter of 2013 were $154,000 or 10.4 percent higher year over year versus 2012’s result, and were $244,000 or 8.3 percent higher for the first six months of 2013 when compared to the same period for 2012. During the second quarter of 2013, overdraft fees decreased $53,000 or 4.8 percent year over year and represented approximately 64 percent of total service charges on deposits, slightly lower than the average of 74 percent for all of 2012. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Remaining service charges on deposits increased $207,000 or 53.6 percent to $593,000 for second quarter 2013, compared to the second quarter a year ago. Service charge income in 2013 reflects our growing base of core deposit relationships over the past twelve months, and our emphasis to provide products meeting the needs of each customer that generate appropriate fees for the services offered.

For the second quarter of 2013, fees from the non-recourse sale of marine loans totaled $419,000, an increase of $175,000 or 71.7 percent compared to second quarter 2012, and were higher for the six months ended June 30, 2013 compared to 2012’s result, by $117,000 or 20.4 percent. The Seacoast Marine Division originated $40 million in loans during the first six months of 2013, of which 94 percent was sold. Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past several years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the second quarter of 2013, interchange income increased $234,000 or 20.3 percent compared to second quarter 2012, and was $427,000 or 19.2 percent higher for the first six months of 2013 versus 2012’s income. Other deposit-based electronic funds transfer (“EFT”) income was higher (by $3,000) versus a year ago for the second quarter and increased by $2,000 or 1.1 percent for the first six months of 2013 compared to 2012. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. The Dodd-Frank Act regulation is not expected to impact this source of fee revenue for Seacoast National materially, but has significantly reduced fees collected by larger financial institutions.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the second quarter of 2013 increased $354,000 or 39.2 percent from 2012’s second quarter result, and were $845,000 or 55.4 percent higher for the six months ended June 30, 2013 compared to a year ago the same period. Mortgage banking revenue as a component of overall noninterest income was 19.3 percent for 2013, compared to 17.3 percent for all of 2012. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2012 and carried over into 2013, with transactions increasing, prices firming and affordability improving. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2012 and the first five months of 2013, based on the data available to date.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. For the first six months of 2013, the overhead ratio was 81.1 percent and total noninterest expenses were $4,428,000 or 10.4 percent lower versus the first six months a year ago, totaling $38,003,000. When compared to the second quarter of 2012, total noninterest expenses for 2013 decreased by $1,677,000 or 8.1 percent.

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

Salaries and wages totaling $7,902,000 were $467,000 or 6.3 percent higher for the second quarter of 2013 compared to second quarter 2012. Compared to the second quarter of 2012, commission payments for 2013 related to revenues generated from wealth management and lending production increased $170,000 or 27.3 percent. Partially offsetting the increase were lower incentive payments of $23,000 or 4.0 percent, with long-term stock incentives the primary cause of this decrease. Base salaries were higher for the second quarter of 2013 by $599,000 or 9.3 percent, reflecting additional commercial relationship managers and credit support personnel hired during the past twelve months and staff added to the compliance and risk management departments. With lending production improving, an additional $132,000 was deferred from salaries for loans closed during the second quarter of 2013 versus a year ago. Totaling only $10,000, severance payments for positions eliminated during the second quarter of 2013 were $127,000 lower than a year ago and much lower than during the last couple quarters of 2012 when organizational changes were occurring. No executive cash incentive compensation has been paid in 2013 or 2012. Similarly, salaries and wages were $882,000 or 6.1 percent higher for the first six months of 2013 versus the same period in 2012.

In the second quarter of 2013, employee benefits costs decreased by $93,000 or 4.9 percent to $1,823,000 from a year ago, and were $120,000 or 3.1 percent higher for the first six months of 2013 when compared to 2012’s result for the same period. While $113,000 higher during the first quarter of 2013, costs for our self-funded health care plan were lower by $140,000 for the second quarter 2013 compared to second quarter a year ago, due to lower claims and utilization. Matching 401K contributions associated with employee salary deferrals have been limited over the last few years, and were $17,000 lower during the second quarter of 2013 compared to the second quarter of 2012. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that costs are expected to increase 2.0 to 3.5 percent in 2014 related to implementation of new coverage.

Outsourced data processing costs totaled $1,631,000 for the second quarter of 2013, a decrease of $203,000 or 11.1 percent from a year ago and year to date outsourced data processing costs decreased $426,000 or 12.0 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. A decrease in core data processing costs of $203,000 during the second quarter of 2013 was the primary cause for the decrease in total data processing costs versus

2012’s second quarter costs. The Company’s contract with its existing core data processor was renegotiated as of January 1, 2013 for a term of 5 1/2 years, with lower costs negotiated and with annual savings expected for 2013. Interchange processing costs and other electronic funds transfer related costs (aggregated) were nominally higher for the second quarter of 2013, versus a year ago, and were entirely offset by software licensing and maintenance costs (aggregated) that were lower year over year. We are anticipating improvements and enhancements related to mobile remote deposit capture, and other digital products and services through our core data processor during 2013 and 2014, which will increase our outsourced data processing costs.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $28,000 or 10.0 percent to $325,000 for the second quarter of 2013 when compared to second quarter 2012. Similarly, year to date expenditures were higher by $24,000 or 4.1 percent.

Total occupancy, furniture and equipment expenses for the second quarter of 2013 and year to date, respectively, decreased $204,000 or 8.0 percent to $2,346,000 and $265,000 or 5.4 percent to $4,662,000 year over year versus 2012’s results. Recent branch consolidations at the end of 2012 have favorably impacted expense prospectively, but will be partially offset by our five smaller loan production offices opening in our Orlando and Palm Beach markets during 2013. At June 30, 2013, four of the five loan production offices were open, with the remaining office to open during the third quarter of 2013.

For the second quarter of 2013, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by only $8,000 or 1.2 percent to $685,000, when compared to the second quarter of 2012. Marketing expenses for the first six months of 2013 were lower by $469,000 or 29.3 percent when compared to the six months ended June 30, 2012. Marketing expenses reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Direct mail activities, donations (and sponsorships), and sales promotions, have been lower during the second quarter of 2013 versus a year ago, decreasing $85,000, $10,000, and $19,000, respectively. Production and printing costs were limited for 2013, decreasing $14,000 and $9,000 from the second quarter a year ago. Partially offsetting, aggregate media costs for television and newspaper advertising were $95,000 higher. Costs initiated in 2012 to promote lending in Orlando and Palm Beach under our new Accelerate brand were incremental, summing to $52,000 for the second quarter of 2013, and $87,000 year-to-date.

Legal and professional fees continue to trend lower, decreasing by $1,338,000 or 81.7 percent from second quarter a year ago to $299,000, and for the six months ended June 30, 2013 (compared to the same period in 2012), by $2,318,000 or 67.9 percent. Second quarter 2013’s legal fees include a recovery of $650,000 from a single commercial borrower. Remaining legal fees were $128,000 lower. Other professional fees were much lower year over year for the second quarter, declining $466,000, and CPA fees for 2013 were $101,000 below 2012’s second quarter which included $68,000 for services related to the U.S. Treasury’s sale of its investment in Series A Preferred Stock, auctioned and concluded on April 3, 2012. Prospectively, legal fees can be expected to continue to be lower as problem assets continue to decline.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $857,000 and $604,000, respectively, for the first and second quarters of 2013. In comparison, these costs totaled $2,486,000, $1,158,000, $925,000 and $357,000 for the first, second, third and fourth quarters of 2012, respectively. OREO balances have declined by $1.8 million since December 31, 2012, and total $10.1 million at June 30, 2013. Of the $604,000 total for second quarter 2013, asset disposition costs summed to $111,000 and losses on OREO and repossessed assets totaled $493,000. The Company expects these costs to continue to be lower during the remainder of 2013 as property values are improving.

Other noninterest expenses increased by $199,000 to $2,709,000 for the second quarter of 2013 when compared to 2012’s second quarter expenses, and were $183,000 or 3.8 percent lower for the first six months of 2013 when compared to 2012. More significant changes for 2013 year over year from second quarter 2012 included employee placement costs (headhunter fees, up $61,000), director meeting fees (up $106,000), loan referral fees (primarily for the Seacoast Marine division, up $85,000), and credit information costs (reflecting improved loan volumes, up $43,000). Partially offsetting during the second quarter were lower check printing costs (down $77,000) and losses related to robberies, fraud, etc. (down $41,000).

CAPITAL RESOURCES

The Company’s equity capital at June 30, 2013 totaled $161.2 million and the ratio of shareholders’ equity to period end total assets was 7.38 percent, compared with 7.85 percent at June 30, 2012, and 7.62 percent at December 31, 2012. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies.

The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 17.42 percent at June 30, 2013, slightly lower than June 30, 2012’s ratio of 18.43 percent and December 31, 2012’s ratio of 18.33 percent. Reinvestment of cash and cash equivalent assets with a zero percent risk weight into securities and loans with higher risk weightings was the primary cause for risk-weighted assets increasing, thereby lowering the tier 1 and total risk-based capital ratio year over year.

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

At June 30, 2013, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast (Consolidated)	Seacoast National	Minimum to be Well Capitalized*
June 30, 2013:
Tier 1 capital ratio	16.17%	15.80%	6%
Total risk-based capital ratio	17.42%	17.05%	10%
Tier 1 leverage ratio	9.71%	9.48%	5%

*	For subsidiary bank only

Changes in rules under new Basel III guidelines affect risk based capital calculations and the Company has taken a prospective look at its ratios, finding that our ratios remain quite strong under these guidelines.

FINANCIAL CONDITION

Total assets increased $77,166,000 or 3.7 percent from June 30, 2012 to $2,183,680,000 at June 30, 2013.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,265,893,000 at June 30, 2013, $44,539,000 or 3.6 percent more than at June 30, 2012, and $39,812,000 or 3.2 percent more than at December 31, 2012. Loan production of $340 million was retained in the loan portfolio during the twelve months ended June 30, 2013. The Company continues to look for opportunities to invest excess liquidity and believes the best current use is to fund loan growth. We have added 15 new commercial relationship managers over the past twelve months which will further help in increasing loan growth in 2013, and prospectively. The following table details loan portfolio composition at June 30, 2013, December 31, 2012 and June 30, 2012:

(Dollars in thousands)	June 30, 2013	December 31 2012	June 30, 2012
Construction and land development	$61,116	$60,736	$57,228
Commercial real estate	513,598	486,828	493,616
Residential real estate	581,378	569,331	563,935
Commercial and financial	65,224	61,903	56,220
Consumer	44,296	46,930	50,133
Other loans	281	353	222

NET LOAN BALANCES	$1,265,893	$1,226,081	$1,221,354

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

As shown in the loan table below, construction and land development loans increased $3.9 million or 6.8 percent to $61.1 million from June 30, 2012. Contributing to the increase in construction and land development loans was an increase in construction and land development loans to individuals for personal residences of $2.0 million or 5.8 percent to $36.2 million. Total outstanding balances for commercial construction and land development loans for residential and commercial properties were slightly higher year over year as well, increasing $1.9 million or 8.3 percent from June 30, 2012.

	June 30,
	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development *
Residential:
Condominiums	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Town homes	0.0	0.0	0.0	0.0	0.0	0.0
Single family residences	0.0	5.0	5.0	0.0	0.0	0.0
Single family land and lots	5.0	0.0	5.0	5.9	0.0	5.9
Multifamily	3.9	0.0	3.9	4.7	0.0	4.7

	8.9	5.0	13.9	10.6	0.0	10.6

Commercial:
Office buildings	1.6	0.9	2.5	0.0	0.0	0.0
Retail trade	1.8	1.3	3.1	0.0	0.0	0.0
Land	7.2	0.0	7.2	10.7	0.0	10.7
Industrial	0.0	0.0	0.0	0.0	0.0	0.0
Healthcare	2.9	5.8	8.7	0.0	0.0	0.0
Churches and educational facilities	2.5	1.9	4.4	0.3	0.0	0.3
Lodging	0.0	6.5	6.5	0.0	0.0	0.0
Convenience stores	0.0	0.0	0.0	1.4	0.0	1.4
Marina	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0

	16.0	16.4	32.4	12.4	0.0	12.4

Total residential and commercial construction and land development	24.9	21.4	46.3	23.0	0.0	23.0

Individuals:
Lot loans	15.5	0.0	15.5	17.6	0.0	17.6
Construction	20.7	16.1	36.8	16.6	17.6	34.2

	36.2	16.1	52.3	34.2	17.6	51.8

Total	$61.1	$37.5	$98.6	$57.2	$17.6	$74.8

Commercial real estate mortgages were higher by $19.9 million or 4.0 percent to $513.6 million at June 30, 2013, compared to June 30, 2012. Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at June 30, 2013 and 2012:

	June 30,
	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$112.0	$1.9	$113.9	$113.4	$0.9	$114.3
Retail trade	135.5	0.0	135.5	128.5	0.0	128.5
Industrial	83.3	0.9	84.2	72.0	0.1	72.1
Healthcare	42.1	1.1	43.2	42.0	1.5	43.5
Churches and educational facilities	26.4	0.0	26.4	26.7	0.0	26.7
Recreation	2.6	0.1	2.7	3.1	0.0	3.1
Multifamily	9.5	0.0	9.5	8.3	0.0	8.3
Mobile home parks	1.9	0.0	1.9	2.1	0.0	2.1
Lodging	17.5	0.0	17.5	19.3	0.0	19.3
Restaurant	3.5	0.0	3.5	4.7	0.0	4.7
Agriculture	7.1	1.0	8.1	7.4	1.3	8.7
Convenience stores	20.2	0.0	20.2	15.4	0.0	15.4
Marina	20.9	0.0	20.9	21.5	0.0	21.5
Other	31.1	0.0	31.1	29.3	0.2	29.5

Total	$513.6	$5.0	$518.6	$493.7	$4.0	$497.7

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $343 million and $171 million, respectively, at June 30, 2013, compared to $314 million and $180 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first and second quarters of 2013, closed residential mortgage loan production totaled $56 million and $80 million, respectively, of which $33 million and $49 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production totaled $48 million and $66 million during the first and second quarters of 2012, respectively, with $20 million and $26 million sold servicing released.

Adjustable and fixed rate residential real estate mortgages were higher at June 30, 2013, by $13.2 million or 3.7 percent and $2.1 million or 2.2 percent, respectively, compared to a year ago. At June 30, 2013, approximately $373 million or 64 percent of the Company’s residential mortgage balances were adjustable, compared to $359 million or 64 percent at June 30, 2012. Loans secured by residential properties having fixed rates totaled approximately $98 million at June 30,

2013, of which 15- and 30-year mortgages totaled approximately $26 million and $72 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $3.9 million or 6.7 percent since June 30, 2012. In comparison, loans secured by residential properties having fixed rates totaled approximately $95 million at June 30, 2012, with 15- and 30-year fixed rate residential mortgages totaling approximately $24 million and $71 million, respectively. The Company also has a small home equity line portfolio totaling approximately $49 million at June 30, 2013, slightly lower than the $51 million that was outstanding at June 30, 2012.

Reflecting the impact on lending of an economy beginning to heal, commercial loans increased $9.0 million or 16.0 percent year over year and totaled $65.2 million at June 30, 2013, compared to $56.2 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which decreased $5.9 million or 11.8 percent year over year and totaled $44.3 million (versus $50.2 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $20.7 million (versus $16.6 million a year ago), and residential lot loans to individuals which totaled $15.5 million (versus $17.6 million a year ago).

At June 30, 2013, the Company had commitments to make loans of $155 million, compared to $117 million at June 30, 2012.

Loan Concentrations

Over the past four and a half years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $324.0 million to $65.1 million at June 30, 2013 compared with year-end 2008.

Commercial Relationships Greater than $10 Million

	June 30,	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009	2008
Performing	$65,135	$77,321	$84,610	$112,469	$145,797	$374,241
Performing TDR*	0	10,431	25,494	28,286	31,152	0
Nonaccrual	0	0	0	20,913	28,525	14,873

Total	$65,135	$87,752	$110,104	$161,668	$205,474	$389,114

Top 10 Customer Loan Relationships	$107,618	$115,506	$128,739	$151,503	$173,162	$228,800

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 28.2 percent at June 30, 2013, compared with 37.5 percent at year-end 2012, 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, and 162.1 percent at the end of 2008.

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

	June 30,	December 31,
	2013	2012	2011	2010	2009	2008
Construction and land development loans to total risk based capital	28%	28%	22%	39%	81%	206%
CRE loans to total risk based capital	170%	164%	174%	218%	274%	389%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $20,078,000 or 1.59 percent of total loans at June 30, 2013. This amount is $4,557,000 less than at June 30, 2012 and $2,026,000 less than at December 31, 2012. The allowance for loan losses (“ALLL”) framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of June 30, 2013, the specific allowance related to impaired loans individually evaluated totaled $5.4 million, compared to $9.3 million as of June 30, 2012.

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

Residential and consumer (installment, secured lines, and unsecured lines) are analyzed differently as risk ratings, or grades, are not assigned to individual loans. Residential and consumer loan losses are tracked by pool. Management examines the historical losses over 12, 24, 36 and 48 months in determination of the appropriate loss factor for vintages of loans currently in the portfolio and not the vintages that produced the significant losses in prior years. These loss factors are then adjusted by qualitative factors determined by management to reflect potential probable losses inherent in each loan pool. Qualitative factors may include various loan or property types, loan to value, concentrations and economic and environmental factors.

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

Net charge-offs for the first and second quarters of 2013 totaled $1,517,000 and $2,027,000, respectively, compared to net charges-offs of $3,415,000 and $6,275,000 for the same periods in 2012. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2013 and 2012. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.

The allowance as a percentage of loans outstanding was 1.59 percent at June 30, 2013, compared to 2.02 percent at June 30, 2012. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans and lower classified loans (special mention and substandard grades) contributed to a lower risk of loss and the lower allowance for loan losses as of June 30, 2013. The risk profile of the loan portfolio has been reduced by implementing a program to reduce the level of credit risk in the portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed and has become more diversified. The improved mix is most evident by reductions in income producing commercial real estate and construction and land development loans over the last several years. Prospectively, we anticipate that the allowance will continue to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2013, the Company had $1.156 billion in loans secured by real estate, representing 91.3 percent of total loans, the volume up slightly from $1.115 billion but equivalent as a percent of total loans (versus 91.3 percent) at June 30, 2012. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at June 30, 2013 totaled $43,329,000 and were comprised of $33,266,000 of nonaccrual loans and $10,063,000 of other real estate owned (“OREO”), compared to $55,701,000 at June 30, 2012 (comprised of $48,482,000 in nonaccrual loans and $7,219,000 of OREO). At June 30, 2013, approximately 99.2 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At June 30, 2013, nonaccrual loans have been written down by approximately $11.6 million or 31.7 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during 2012 and 2013 that reduced OREO outstanding. OREO has declined $1.8 million or 15.3 percent since December 31, 2012.

The table below shows the nonperforming loan inflows by quarter for 2013, 2012 and 2011:

New Nonperforming Loans (Dollars in thousands)	2013	2012	2011
First quarter	$2,868	$20,207	$11,349
Second quarter	2,949	17,291	19,874
Third quarter		14,521	4,137
Fourth quarter		6,891	4,349

During the six months ended June 30, 2013, $5.8 million in loans were moved to nonperforming, compared to $58.9 million for all of 2012. Most of these loans are collateralized by real estate. Inflows to nonperforming loans during the first six months of 2012 included a $14.4 million performing troubled debt restructure (“TDR”) commercial real estate loan participation. This loan was written down to $10.3 million in the third quarter of 2012 and moved to loans available for sale. Subsequently the loan was sold for a loss of $1.2 million as reflected on our income statement at December 31, 2012. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of June 30, 2013, management believes that prospective inflows to nonaccrual loans will be reduced.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $29.6 million at June 30, 2013 compared to $54.8 million at June 30, 2012. The tables below set forth details related to nonaccrual and restructured loans.

	Nonaccrual Loans			Accruing
June 30, 2013 (Dollars in thousands)	Non- Current	Per- forming	Total	Restructured Loans
Construction & land development
Residential	$403	$371	$774	$1,838
Commercial	26	411	437	0
Individuals	111	211	322	477

	540	993	1,533	2,315
Residential real estate mortgages	2,773	17,779	20,552	16,611
Commercial real estate mortgages	1,989	8,937	10,926	10,229

Real estate loans	5,302	27,709	33,011	29,155
Commercial and financial	0	0	0	0
Consumer	0	255	255	457

	$5,302	$27,964	$33,266	$29,612

At June 30, 2013 and 2012, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2013		2012
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	118	$21,112	114	$27,020
Maturity extended with change in terms	85	16,198	104	38,608
Forgiveness of principal	1	1,838	1	2,193
Payment structure changed to allow for interest only payments	0	0	3	1,313
Chapter 7 bankruptcies	58	2,855	*	*
Not elsewhere classified	9	4,374	12	11,680

	271	$46,377	234	$80,814

*	Not disclosed for June 30, 2012. Based on new guidance issued by the OCC and applied in the fourth quarter 2012.

During the six months ended June 30, 2013, newly identified TDRs totaled $5.7 million, compared to $18.0 million for all of 2012. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Accruing loans that were restructured within the twelve months preceding June 30, 2013 and defaulted during the six months ended June 30, 2013 summed to $72,000, compared to $848,000 for the first six months of 2012. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At June 30, 2013, loans totaling $62,878,000 were considered impaired (comprised of total nonaccrual and TDRs) and $5,359,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $103,324,000 and $9,273,000, respectively, at June 30, 2012.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $48 million during the first six months of 2013 as a result of principal paydowns and sales of investment securities of $21 million less than purchases, increased net new loans and principal repayments of $45 million, the sale of a commercial loan participation for $10 million, aggregate deposit and repurchase agreement increases of $4 million, and a return of FDIC insurance premiums of $4 million (a residual amount from a prepaid remitted in 2009 refunded to the Company on June 28, 2013).

SECURITIES

At June 30, 2013, the Company had no trading securities or securities held for investment, and had $672,809,000 in securities available for sale (100 percent of the total portfolio). Securities held for investment represented only 2.1 percent of total securities at year-end 2012, and were transferred to available for sale during the first quarter of 2013. Overall, the securities had appreciation with a favorable impact to other comprehensive income when transferred. The Company’s total securities portfolio increased $93.0 million or 16.0 percent from June 30, 2012, a result of reinvesting proceeds from the sale of approximately $220 million of securities in the first six months of 2012.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. During the second half of 2012, the amount of principal returned each month was increased as a result of the Federal Reserve’s actions to keep interest rates low and reduced the yield on the portfolio. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $631,228,000 of total securities, approximately 93.8 percent of the portfolio. Collateralized lending obligations acquired during the second quarter of 2013 total $32.5 million. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at June 30, 2013 was 4.3 years, compared to a year ago when the duration was 2.1 years.

Cash and due from banks and interest bearing deposits (aggregated) totaled $140,119,000 at June 30, 2013, compared to $219,635,000 at June 30, 2012. The Company has maintained additional liquidity during the uncertain environment and has remaining proceeds from the securities sales that may be used to increase loans and investments as the economy continues to improve.

At June 30, 2013, available for sale securities had gross losses of $11,990,000 and gross gains of $3,625,000, compared to gross losses of $1,902,000 and gross gains of $7,012,000 at December 31, 2012. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first and second quarters of 2013 and all four quarters of 2012, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates - Other than Temporary Impairment of Securities”).

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

Total deposits increased $49,025,000, or 2.9 percent, to $1,738,609,000 at June 30, 2013 compared to one year earlier. Declining single service time deposits have been more than offset by increasing low cost or no cost deposits. Since June 30, 2012, interest bearing deposits (NOW, savings and money markets deposits) increased $50,576,000 or 5.5 percent to $973,235,000, noninterest bearing demand deposits increased $74,836,000 or 19.0 percent to $468,517,000, and CDs decreased $76,387,000 or 20.5 percent to $296,857,000. The Company has historically priced CDs conservatively and has continued to follow this strategy.

Securities sold under repurchase agreements increased over the past twelve months by $21,445,000 or 15.4 percent to $160,934,000 at June 30, 2013. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At June 30, 2013, the number of sweep repurchase accounts was 142, compared to 154 a year ago.

At June 30, 2013, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2013 and 2012, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules (including Basel III) and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.77 percent during the first six months of 2013, compared to 1.93 percent for all of 2012.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $155 million at June 30, 2013 and $117 million at June 30, 2012.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 6.3 percent if interest rates are shocked 200 basis points up over the next 12 months and 3.9 percent if interest rates are shocked up 100 basis points. This compares with the Company’s second quarter 2012 model stimulation, which indicated net interest income would increase 7.9 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.1 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 3.1 percent at June 30, 2013. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2013, Seacoast National had available unsecured lines of $30 million and lines of credit under current lendable collateral value, which are subject to change, of $536 million. Seacoast National had $419 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $169 million in residential and commercial real estate loans available as collateral. In comparison, at June 30, 2012, the Company had available unsecured lines of $50 million and lines of credit of $523 million, and had $338 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $177 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $140,119,000 on a consolidated basis at June 30, 2013 as compared to $219,635,000 at June 30, 2012. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $4,340,000 to $33,673,000 and interest bearing deposits decreased to $106,446,000 from $190,302,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Our intent has been to reinvest excess liquidity into our loan and securities portfolios, as market opportunities and conditions meet expectations.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. Seacoast National cannot currently pay dividends to the Company without prior OCC approval. At June 30, 2013, the Company had cash and cash equivalents at the parent of approximately $5.1 million. In comparison, at June 30, 2012, the Company had cash and cash equivalents at the parent of approximately $8.9 million. All of the Series A Preferred stock funds received in December 2008 have been contributed as additional capital to Seacoast National. Additional losses (although not anticipated) could prolong Seacoast National’s inability to pay dividends to its parent without regulatory approval (see “Capital Resources”).

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 16.2 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 26.4 percent.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2013 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first and second quarters of 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/13 to 1/31/13	0	$0.00	749,016	75,984
2/1/13 to 2/28/13	0	0.00	749,016	75,984
3/1/13 to 3/31/13	0	0.00	749,016	75,984

Total - 1st Quarter	0	0.00	749,016	75,984

4/1/13 to 4/30/13	0	0.00	749,016	75,984
5/1/13 to 5/31/13	0	0.00	749,016	75,984
6/1/13 to 6/30/13	321	2.06	749,337	75,663

Total - 2nd Quarter	321	2.06	749,337	75,663

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2013 Annual Meeting of Shareholders was held on May 23, 2013.

(b)	Reported to the Securities and Exchange Commission in the 2013 Proxy Statement, four Class II directors were re-elected.

(c)	The following matters were voted upon at May 23, 2013’s meeting:

Proposal 1 – Election of Directors: The re-election of four (4) Class II directors to serve until the 2016 Annual Meeting of Shareholders have been elected and qualified.

The following votes were cast for the election of each director to serve on our board for the terms indicated or until a successor has been elected and qualified:

Out of 88,251,626 votes represented at the 2013 Annual Meeting, 65,978,324 votes were cast in favor of the re-election of John H. Crane and 4,422,665 votes were withheld; 68,582,426 votes were cast in favor of the re-election of Roger O. Goldman and 1,818,563 votes were withheld; 65,641,675 votes were cast in favor of the re-election of Dennis S. Hudson, Jr. and 4,759,314 votes were withheld; and 65,621,025 votes were cast in favor of the re-election of Thomas E. Rossin and 4,779,964 votes were withheld.

Each of the four nominees was elected by 93.2 percent or more of the votes cast at the 2013 Annual Meeting.

All of the directors were elected.

Proposal 2 – Adoption of the Seacoast 2013 Incentive Plan: Seacoast’s Board of Directors unanimously recommended the approval of and adoption of the Seacoast 2013 Incentive Plan, reserving the issuance of 6,500,000 shares of Common Stock for such purpose.

Out of 88,251,626 votes represented at the 2013 Annual Meeting, 66,103,780 votes were cast in favor of Proposal 2. There were 2,864,681 votes cast against the proposal and 1,432,528 abstentions. Proposal 2 was approved by a vote of 93.9 percent of the total number of votes cast at the 2013 Annual Meeting.

The proposal was thereby approved.

Proposal 3 – Ratification of Appointment of Independent Auditor: Seacoast’s Board of Directors unanimously recommended the ratification of the appointment of KPMG LLP as independent auditors for Seacoast for the fiscal year ending December 31, 2013.

Out of 88,251,626 votes represented at the 2013 Annual Meeting, 87,373,183 votes were cast in favor of Proposal 3. There were 369,160 votes cast against the proposal and 509,283 abstentions. Proposal 3 was approved by a vote of 99.0 percent of the total number of votes cast at the 2013 Annual Meeting.

The proposal was thereby approved.

Proposal 4 - Reverse Stock Split: Seacoast’s Board of Directors unanimously recommended approval of an extension of the time frame from May 23, 2013 to May 22, 2014 in which the Board of Directors is permitted to effect a reverse stock split of Seacoast’s Common Stock at one of two reverse split ratios listed in the proxy statement.

Out of 88,251,626 votes represented at the 2013 Annual Meeting, 82,561,961 votes were cast in favor of Proposal 4. There were 4,998,440 votes cast against the proposal and 691,225 abstentions. Proposal 4 was approved by a vote of 93.6 percent of the total number of votes cast at the 2013 Annual Meeting.

The proposal was thereby approved.

Proposal 5 - Advisory (Non-binding) Vote on Executive Compensation: Seacoast’s Board of Directors unanimously recommended that shareholders endorse, on a non-binding basis, the compensation of the Company’s named executive officers as disclosed in the Proxy Statement.

Out of 88,251,626 votes represented at the 2013 Annual Meeting, 66,299,293 votes were cast in favor of Proposal 5. There were 2,456,060 votes cast against the proposal and 1,645,636 abstentions. Proposal 5 was approved by a vote of 94.2 percent of the total number of votes cast at the 2013 Annual Meeting.

The proposal was thereby approved.

Proposal 6 - Advisory (Non-binding) Vote on Frequency of Holding Future Votes on Executive Compensation: Seacoast’s Board of Directors unanimously recommended that shareholders select, on a non-binding basis, a frequency of one year (an annual vote) when voting on how often to conduct an advisory vote on executive compensation as disclosed in the Proxy Statement.

Out of 88,251,626 votes represented at the 2013 Annual Meeting, 54,089,431 votes were cast in favor one year, 1,074,395 in favor of two years, 13,034,749 in favor of three years. There were 2,202,414 abstentions. Proposal 6 for a one year (an annual vote) was approved by a vote of 76.8 percent of the total number of votes cast at the 2013 Annual Meeting.

The proposal was thereby approved.

Item 5. Other Information

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit 10.18	Separation Agreement and General Release, dated July 10, 2013, between H. Russell Holland, III and the Company, incorporated herein by reference to the Company’s Form 8-K, filed July 17, 2013.

Exhibit 10.19	Consulting Agreement, dated July 10, 2013, between H. Russell Holland, III and the Company, incorporated herein by reference to the Company’s Form 8-K, filed July 17, 2013.

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 8, 2013	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 8, 2013	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer