Form 10-Q
period 2013-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2013-11-14
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Common Stock, $.10 Par Value – 94,911,529 shares as of September 30, 2013

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$36,977	$45,620
Interest bearing deposits with other banks	71,374	129,367

Total cash and cash equivalents	108,351	174,987
Securities:
Available for sale (at fair value)	650,445	643,050
Held for investment (fair value: $14,542 at December 31, 2012)	0	13,818

TOTAL SECURITIES	650,445	656,868
Loans held for sale	14,322	36,021
Loans	1,262,912	1,226,081
Less: Allowance for loan losses	(20,416)	(22,104)

NET LOANS	1,242,496	1,203,977
Bank premises and equipment, net	34,651	34,465
Other real estate owned	5,589	11,887
Other intangible assets	914	1,501
Other assets	93,009	54,223

	$2,149,777	$2,173,929

LIABILITIES
Deposits	$1,698,910	$1,758,961
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	134,338	136,803
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	9,061	9,009

	1,945,919	2,008,383

CONDENSED CONSOLIDATED BALANCE SHEETS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

(Dollars in thousands, except share amounts)	September 30, 2013	December 31, 2012
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 4,000,000 shares, par value $0.10 per share, issued and outstanding 2,000 shares of Series A	49,683	48,746
Common stock, par value $0.10 per share, authorized 300,000,000 shares, issued 94,916,224 and outstanding 94,911,529 shares at September 30, 2013 and issued 94,875,645 and outstanding 94,837,170 shares at December 31, 2012	9,492	9,484
Other shareholders’ equity	144,683	107,316

TOTAL SHAREHOLDERS’ EQUITY	203,858	165,546

	$2,149,777	$2,173,929

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest and fees on loans	$14,756	$14,371	$43,047	$43,852
Interest and dividends on securities	3,229	3,211	9,456	10,902
Interest on interest bearing deposits and other investments	192	243	644	727

TOTAL INTEREST INCOME	18,177	17,825	53,147	55,481
Interest on deposits	657	1,118	2,089	4,618
Interest on borrowed money	705	755	2,129	2,262

TOTAL INTEREST EXPENSE	1,362	1,873	4,218	6,880

NET INTEREST INCOME	16,815	15,952	48,929	48,601
Provision for loan losses	1,180	900	2,698	9,660

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,635	15,052	46,231	38,941
Noninterest income
Other income	6,087	5,679	18,353	15,835
Securities gains, net (includes net losses of $366 and net gains of $149 in other comprehensive income reclassifications for the three months and nine months, respectively)	280	48	419	7,037

TOTAL NONINTEREST INCOME	6,367	5,727	18,772	22,872
TOTAL NONINTEREST EXPENSES	18,503	20,332	56,506	62,763

INCOME (LOSS) BEFORE INCOME TAXES	3,499	447	8,497	(950)
Provision for income (losses) taxes (benefit) (includes $(141) and $58 in income taxes (benefits) from reclassification items for the three months and nine months, respectively)	(41,642)	0	(41,642)	0

NET INCOME (LOSS)	45,141	447	50,139	(950)
Preferred stock dividends and accretion of preferred stock discount	937	937	2,811	2,811

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$44,204	$(490)	$47,328	$(3,761)

PER SHARE COMMON STOCK:
Net income (loss) diluted	$0.46	$(0.01)	$0.50	$(0.04)
Net income (loss) basic	0.47	(0.01)	0.50	(0.04)
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	95,490,153	94,481,997	94,936,042	94,443,215
Average shares outstanding - basic	94,029,583	93,777,662	93,983,629	93,688,003

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
NET INCOME (LOSS)	$45,141	$447	$50,139	$(950)
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(3,418)	2,745	(17,102)	5,262
Unrealized gains on transfer of securities held for investment into securities available for sale	0	0	724	0
Reclassification adjustment for securities gains and losses included in income	366	(64)	(149)	(6,342)
Provision for income taxes (benefit)	1,178	(1,035)	6,379	417

COMPREHENSIVE INCOME (LOSS)	$43,267	$2,093	$39,991	$(1,613)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Interest received	$56,456	$58,747
Fees and commissions received	18,095	15,354
Interest paid	(4,254)	(7,384)
Cash paid to suppliers and employees	(47,883)	(52,860)
Origination of loans held for sale	(169,052)	(133,378)
Proceeds from loans held for sale	190,751	122,452
Net change in other assets	1,813	(716)

Net cash provided by operating activities	45,926	2,215
Cash flows from investing activities
Maturity of securities available for sale	130,122	95,658
Maturity of securities held for investment	0	4,728
Proceeds from sale of securities available for sale	67,330	248,509
Purchase of securities available for sale	(208,066)	(280,189)
Purchase of securities held for investment	0	(500)
Net new loans and principal repayments	(44,474)	(23,821)
Proceeds from the sale of other real estate owned	8,312	16,683
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	753	296
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(61)	(60)
Additions to bank premises and equipment	(2,233)	(2,948)

Net cash (used in) provided by investing activities	(48,317)	58,356
Cash flows from financing activities
Net decrease in deposits	(60,049)	(39,269)
Net increase in federal funds purchased and repurchase agreements	(2,465)	(13,859)
Purchase of stock warrants, net of related expenses	0	(81)
Stock based employee benefit plans	144	150
Dividends paid on preferred shares	(1,875)	(1,875)

Net cash provided (used) by financing activities	(64,245)	(54,934)

Net (decrease) increase in cash and cash equivalents	(66,636)	5,637
Cash and cash equivalents at beginning of period	174,987	167,081

Cash and cash equivalents at end of period	$108,351	$172,718

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Reconciliation of net income to cash provided by operating activities
Net income	$50,139	$(950)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,045	2,111
Amortization of premiums and discounts on securities, net	3,388	3,392
Other amortization and accretion, net	371	21
Change in loans held for sale, net	21,699	(10,926)
Provision for loan losses	2,698	9,660
Gain on sale of securities	(419)	(7,037)
Gain on sale of loans	(471)	(657)
Losses on sale and write-downs of other real estate owned	1,295	3,390
Losses on disposition of fixed assets	2	180
Change in interest receivable	137	446
Change in interest payable	(35)	(504)
Change in prepaid expenses	4,729	2,298
Change in accrued taxes	(41,074)	461
Change in other assets	1,813	(716)
Change in other liabilities	(391)	1,046

Net cash provided by operating activities	$45,926	$2,215

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$(16,527)	$(1,081)
Transfer from loans to other real estate owned	3,307	8,274
Transfers from commercial loans to loans held for sale	0	10,321
Securities principal receivable recorded in other assets	702	2,419
Transfer of other real estate owned to other assets	0	1,923
Transfer from securities held for investment to securities available for sale	13,818	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, the valuation of investment securities available for sale, fair value of impaired loans, contingent liabilities, fair value of other real estate owned, and the valuation of deferred tax assets. Actual results could differ from those estimates.

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

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 682,000 and 527,000 related to stock options, and stock settled appreciation rights for each of the periods ended September 30, 2013 and 2012, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Basic:
Net income available to common shareholders	$44,204	$(490)	$47,328	$(3,761)
Average basic shares outstanding	94,029,583	93,777,662	93,983,629	93,688,003
Basic earnings per share	$0.47	$(0.01)	$0.50	$(0.04)

Diluted:
Net income available to common shareholders	$44,204	$(490)	$47,328	$(3,761)
Average basic shares outstanding	94,029,583	93,777,662	93,983,629	93,688,003
Employee restricted stock	1,460,570	704,335	952,413	755,212

Average diluted shares outstanding	95,490,153	94,481,997	94,936,042	94,443,215
Diluted earnings per share	$0.46	$(0.01)	$0.50	$(0.04)

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$101	$0	$0	$101
Mortgage-backed securities of U.S. Government Sponsored Entities	136,184	1,534	(3,676)	134,042
Collateralized mortgage obligations of U.S. Government Sponsored Entities	385,832	835	(10,144)	376,523
Private mortgage backed securities	29,754	0	(642)	29,112
Private collateralized mortgage obligations	70,845	903	(297)	71,451
Collateralized loan obligations	32,560	0	(226)	32,334
Obligations of state and political subdivisions	6,586	304	(8)	6,882

	$661,862	$3,576	$(14,993)	$650,445

	December 31, 2012
(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,700	$7	$0	$1,707
Mortgage-backed securities of U.S. Government Sponsored Entities	186,404	3,320	(469)	189,255
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,731	2,430	(902)	354,259
Private collateralized mortgage obligations	96,258	1,203	(530)	96,931
Obligations of state and political subdivisions	847	51	0	898

	$637,940	$7,011	$(1,901)	$643,050

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$4,687	$0	$(92)	$4,595
Private collateralized mortgage obligations	1,278	33	0	1,311
Obligations of state and political subdivisions	6,353	737	(3)	7,087
Other	1,500	49	0	1,549

	$13,818	$819	$(95)	$14,542

Management changed its intent to hold the securities held for investment during the first quarter 2013 and all securities were transferred to securities available for sale to allow more flexibility in managing interest rate risk.

Proceeds from sales of securities during the nine month period ended September 30, 2013 were $67,330,000 with gross gains of $792,000 and gross losses of $373,000. Proceeds from sales of securities during the nine month period ended September 30, 2012 were $248,509,000 with gross gains of $7,251,000 and gross losses of $214,000.

Securities with a carrying and fair value of $71,680,000 at September 30, 2013 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $160,751,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in less than one year	$101	$101
Due after one year through five years	818	833
Due after five years through ten years	743	762
Due after ten years	5,025	5,287

	6,687	6,983
Mortgage-backed securities of Government Sponsored Entities	136,184	134,042
Collateralized mortgage obligations of Government Sponsored Entities	385,832	376,523
Private mortgage backed securities	29,754	29,112
Private collateralized mortgage obligations	70,845	71,451
Collateralized loan obligations	32,560	32,334
No contractual maturity	0	0

	$661,862	$650,445

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$67,243	$(3,451)	$14,719	$(225)	$81,962	$(3,676)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	291,428	(9,590)	37,191	(554)	328,619	(10,144)
Private mortage backed securities	29,112	(642)	0	0	29,112	(642)
Private collaterlized mortgage obligations	42,432	(297)	0	0	42,432	(297)
Collateralized loan obligations	27,334	(226)	0	0	27,334	(226)
Obligations of state and political subdivisions	510	(6)	125	(2)	635	(8)

Total temporarily impaired securities	$458,059	$(14,212)	$52,035	$(781)	$510,094	$(14,993)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$54,289	$(469)	$0	$0	$54,289	$(469)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	150,057	(901)	4,593	(93)	154,650	(994)
Private collateralized mortgage obligations	29,969	(441)	9,221	(89)	39,190	(530)
Obligations of state and political subdivisions	0	0	125	(3)	125	(3)

Total temporarily impaired securities	$234,315	$(1,811)	$13,939	$(185)	$248,254	$(1,996)

At September 30, 2013, approximately $0.9 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value at September 30, 2013 is $71.5 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2013, the Company also had $13.8 million of unrealized losses on mortgage backed securities of government sponsored entities having a fair value of $410.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and higher prepayments compressing prices as a result of the Federal Reserve’s actions to maintain low interest rates. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of September 30, 2013, management does not intend to sell securities that are in significant unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2013.

Included in other assets is $11.3 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $11.3 million of cost method investment securities.

NOTE E — LOANS

Information relating to loans is summarized as follows:

	September 30,	December 31
(Dollars in thousands)	2013	2012
Construction and land development	$62,766	$60,736
Commercial real estate	499,070	486,828
Residential real estate	582,576	569,331
Commercial and financial	70,779	61,903
Consumer	47,231	46,930
Other loans	490	353

NET LOAN BALANCES	$1,262,912	$1,226,081

(1)	Net loan balances as of September 30, 2013 and December 31, 2012 are net of deferred costs of $2,113,000 and $1,530,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012:

September 30, 2013

(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$86	$0	$0	$1,454	$61,226	$62,766
Commercial real estate	21	0	0	6,339	492,710	499,070
Residential real estate	1,575	194	0	20,696	560,111	582,576
Commercial and financial	0	0	0	0	70,779	70,779
Consumer	77	0	0	235	46,919	47,231
Other	0	0	0	0	490	490

Total	$1,759	$194	$0	$28,724	$1,232,235	$1,262,912

December 31, 2012

(Dollars in thousands)	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
Construction & land development	$7	$0	$0	$1,342	$59,387	$60,736
Commercial real estate	832	5	0	17,234	468,757	486,828
Residential real estate	1,179	1,377	1	22,099	544,675	569,331
Commercial and financial	41	0	0	0	61,862	61,903
Consumer	109	0	0	280	46,541	46,930
Other	0	0	0	0	353	353

Total	$2,168	$1,382	$1	$40,955	$1,181,575	$1,226,081

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$58,318	$460,210	$544,711	$70,156	$46,098	$1,179,493
Special mention	593	8,702	622	336	498	10,751
Substandard	0	16,435	1,290	263	447	18,435
Doubtful	0	0	0	0	0	0
Nonaccrual	1,454	6,339	20,696	0	235	28,724
Pass-Troubled debt restructures	1,838	5,167	33	0	0	7,038
Troubled debt restructures	563	2,217	15,224	24	443	18,471

	$62,766	$499,070	$582,576	$70,779	$47,721	$1,262,912

December 31, 2012

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$54,994	$414,023	$527,891	$61,123	$45,907	$1,103,938
Special mention	1,717	12,137	1,686	587	450	16,577
Substandard	0	22,180	36	193	256	22,665
Doubtful	0	0	0	0	0	0
Nonaccrual	1,342	17,234	22,099	0	280	40,955
Pass-Troubled debt restructures	2,103	6,513	0	0	0	8,616
Troubled debt restructures	580	14,741	17,619	0	390	33,330

	$60,736	$486,828	$569,331	$61,903	$47,283	$1,226,081

NOTE F — IMPAIRED LOANS AND VALUATION ALLOWANCE FOR LOAN LOSSES

During the first, second and third quarters of 2013, newly identified troubled debt restructurings (“TDRs”) totaled $4.4 million, $4.1 million, and $1.7 million, respectively, summing to $10.2 million, of which $3.4 million were accruing commercial real estate loans, $1.0 million were accruing residential real estate mortgages, and $0.1 million were accruing consumer loans. Loans modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

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

The following table presents loans that were modified within the nine months ending September 30, 2013:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
(Dollars in thousands)	of	Recorded	Recorded	Reserve	Allowance
Troubled Debt Restructurings Modified	Contracts	Investment	Investment	Recorded	Recorded
Construction and land development	1	$14	$14	$0	$0
Residential real estate	8	990	865	0	125
Commercial real estate	7	3,421	3,059	0	362
Commercial and financial	1	25	24	0	1
Consumer	1	92	74	0	18

	18	$4,542	$4,036	$0	$506

Accruing loans that were restructured within the twelve months preceding September 30, 2013 and defaulted during the nine months ended September 30, 2013 are presented in the table below. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

	2013
(Dollars in thousands)	Number of	Recorded
Troubled Debt Restructurings Defaulted	Contracts	Investment
Construction and land development	0	$0
Residential real estate	2	397
Commercial real estate	1	1,620
Commercial and financial	0	0
Consumer	0	0

	3	$2,017

As of September 30, 2013 and December 31, 2012, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	September 30, 2013
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$2,674	$3,301	$0
Commercial real estate	4,755	6,836	0
Residential real estate	14,212	20,224	0
Commercial and financial	24	24	0
Consumer	127	166	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,181	1,261	173
Commercial real estate	8,968	9,495	684
Residential real estate	21,741	22,295	4,202
Commercial and financial	0	0	0
Consumer	551	573	118
Total:
Construction and land development	3,855	4,562	173
Commercial real estate	13,723	16,331	684
Residential real estate	35,953	42,519	4,202
Commercial and financial	24	24	0
Consumer	678	739	118

	$54,233	$64,175	$5,177

	December 31, 2012
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,128	$1,608	$0
Commercial real estate	12,357	14,337	0
Residential real estate	15,463	22,022	0
Commercial and financial	0	0	0
Consumer	223	255	0
Impaired Loans with an Allowance Recorded:
Construction and land development	2,897	2,941	230
Commercial real estate	26,130	26,648	2,264
Residential real estate	24,256	24,752	4,700
Commercial and financial	0	0	0
Consumer	447	460	75
Total:
Construction and land development	4,025	4,549	230
Commercial real estate	38,487	40,985	2,264
Residential real estate	39,719	46,774	4,700
Commercial and financial	0	0	0
Consumer	670	715	75

	$82,901	$93,023	$7,269

For the nine months ended September 30, 2013 and 2012, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$2,382	$79	$1,495	$1
Commercial real estate	8,288	14	11,831	326
Residential real estate	14,816	40	11,608	129
Commercial and financial	3	1	9	0
Consumer	140	3	463	0
Impaired Loans with an Allowance Recorded:
Construction & land development	1,410	30	3,637	98
Commercial real estate	20,144	319	42,769	1,204
Residential real estate	23,105	406	27,223	617
Commercial and financial	0	0	38	8
Consumer	579	18	605	17
Total:
Construction & land development	3,792	109	5,132	99
Commercial real estate	28,432	333	54,600	1,530
Residential real estate	37,921	446	38,831	746
Commercial and financial	3	1	47	8
Consumer	719	21	1,068	17

	$70,867	$910	$99,678	$2,400

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At September 30, 2013 and December 31, 2012, accruing TDRs totaled $25.5 million and $41.9 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the nine months ended September 30, 2013 and 2012, the Company recorded $910,000 and $2,400,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $1,069,000 and $759,000, respectively, was included in interest income for the nine months ended September 30, 2013 and 2012, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses for the three and nine-month periods ended September 30, 2013 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2013
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance
Construction & land development	$877	$(46)	$(25)	$41	$16	$847
Commercial real estate	6,725	377	(500)	239	(261)	6,841
Residential real estate	11,153	750	(677)	83	(594)	11,309
Commercial and financial	563	72	0	24	24	659
Consumer	760	27	(33)	6	(27)	760

	$20,078	$1,180	$(1,235)	$393	$(842)	$20,416

	Allowance for Loan Losses for the Nine Months Ended September 30, 2013
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance
Construction & land development	$1,134	$121	$(582)	$174	$(408)	$847
Commercial real estate	8,849	(1)	(2,546)	539	(2,007)	6,841
Residential real estate	11,090	2,388	(2,449)	330	(2,119)	11,309
Commercial and financial	468	(51)	(60)	302	242	659
Consumer	563	291	(112)	18	(94)	760

	$22,104	$2,698	$(5,749)	$1,363	$(4,386)	$20,416

	Allowance for Loan Losses for the Three Months Ended September 30, 2012
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance
Construction & land development	$1,355	$(194)	$(92)	$210	$118	$1,279
Commercial real estate	11,977	225	(1,906)	117	(1,789)	10,413
Residential real estate	10,312	950	(995)	234	(761)	10,501
Commercial and financial	329	(34)	0	40	40	335
Consumer	662	(47)	(34)	10	(24)	591

	$24,635	$900	$(3,027)	$611	$(2,416)	$23,119

	Allowance for Loan Losses for the Nine Months Ended September 30, 2012
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance
Construction & land development	$1,883	$(329)	$(571)	$296	$(275)	$1,279
Commercial real estate	11,477	6,285	(7,637)	288	(7,349)	10,413
Residential real estate	10,966	3,856	(4,819)	498	(4,321)	10,501
Commercial and financial	402	116	(291)	108	(183)	335
Consumer	837	(268)	(88)	110	22	591

	$25,565	$9,660	$(13,406)	$1,300	$(12,106)	$23,119

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at September 30, 2013 and 2012 is shown in the following tables.

	At September 30, 2013
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$3,855	$173	$58,911	$674	$62,766	$847
Commercial real estate	13,723	684	485,347	6,157	499,070	6,841
Residential real estate	35,953	4,202	546,623	7,107	582,576	11,309
Commercial and financial	24	0	70,755	659	70,779	659
Consumer	678	118	47,043	642	47,721	760

	$54,233	$5,177	$1,208,679	$15,239	$1,262,912	$20,416

	At September 30, 2012
	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$4,525	$444	$51,688	$835	$56,213	$1,279
Commercial real estate	44,833	3,533	428,970	6,880	473,803	10,413
Residential real estate	38,281	4,440	524,140	6,061	562,421	10,501
Commercial and financial	37	1	58,185	334	58,222	335
Consumer	953	100	50,866	491	51,819	591

	$88,629	$8,518	$1,113,849	$14,601	$1,202,478	$23,119

NOTE G — INCOME TAXES

The Company has net deferred tax assets (“DTA”) of $65.9 million at September 30, 2013, and is included as a component of other assets. Although not assured, the Company believes that the realization of the recognized current carrying value of the DTA is more likely than not based on expectations as to future taxable income and available tax planning strategies, as defined in ASC 740 “Income Taxes”, which could be implemented if necessary to prevent a carryforward from expiring. The Company’s credit losses have moderated, the Company no longer has a three year cumulative loss and the Company’s taxable earnings should result in realization of additional future tax benefits from net operating loss carryforwards. The net operating loss carryforwards expire in various amounts beginning in 2029 and run through 2032. For the three months ended September 30, 2013 the Company recorded the benefit from the reversal of approximately $44.8 million of deferred tax valuation allowance previously recorded during years 2007-10.

NOTE H — EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At September 30, 2013, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE J — FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2013 and 2012 included:

(Dollars in thousands)	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Available for sale securities (3)	$650,445	$101	$650,344	$0
Loans available for sale (4)	14,322	0	14,322	0
Loans (1)	18,784	0	10,817	7,967
Other real estate owned (2)	5,589	0	1,046	4,543
September 30, 2012
Available for sale securities (3)	$588,248	$1,711	$586,537	$0
Loans available for sale (4)	28,042	0	28,042	0
Loans (1)	22,380	0	10,351	12,029
Other real estate owned (2)	8,888	0	3,746	5,142

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note D for further detail of fair value of individual investment categories.
(4)	Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2013 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 9 percent. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

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

During the nine months ended September 30, 2013, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $2.2 million for the first nine months of 2013, consisting of loans that became impaired during 2013. Transfers out consisted of charge offs of $1.2 million, foreclosures migrating to OREO of $1.3 million, and other reductions (primarily principal payments) totaling $3.4 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first nine months of 2013, transfers in totaled $1.3 million. Transfers out totaled $5.2 million, consisting of valuation write-downs of $0.5 million and sales of $4.7 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of September 30, 2013 and 2012 is as follows:

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013
Financial Assets
Loans, net	$1,223,712	$0	$0	$1,245,373
Financial Liabilities
Deposit liabilities	1,698,910	0	0	1,700,289
Borrowings	50,000	0	54,223	0
Subordinated debt	53,610	0	37,527	0
At September 30, 2012
Financial Assets
Securities held to maturity	$15,556	$0	$16,334	$0
Loans, net	1,156,979	0	0	1,178,911
Financial Liabilities
Deposit liabilities	1,679,466	0	0	1,681,968
Borrowings	50,000	0	55,947	0
Subordinated debt	53,610	0	32,166	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2013 and 2012:

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

NOTE K — SUBSEQUENT EVENTS

Common Stock Offering

On November 5, 2013, Seacoast announced a public offering of 34,883,721 shares of its Common Stock at $2.15 per share. The offering is expected to generate net proceeds of approximately $72 million. The closing of the offering is expected to occur on or about November 12, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013

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

Our net interest income increased $877,000 during the third quarter of 2013 compared to the same period in 2012 and our net interest margin was 8 basis points higher, principally due to our ability to migrate nonperforming loans to performing status, which was partially offset by lower spreads earned due to the Federal Reserve’s quantitative easing program’s negative impact on the interest margin. During the third quarter of 2013, a recovery of interest on nonaccrual loans of $505,000 provided 10 basis points of improvement to the interest margin. Noninterest income (excluding securities gains) also increased in the third quarter of 2013, by $408,000, a result of growth in key activities such as fees earned from increased households and deposit relationships and from wealth management services. These successes are a direct result of improved tactical execution and our improved condition supporting better growth for both consumer and commercial relationships.

During the last two quarters of 2012, management began implementing a combination of actions, including branch office consolidations, revenue enhancements, further acceleration of growth initiatives and a variety of cost-saving opportunities. A decision to accelerate problem loan liquidation activities during the first half of 2012 was part of this larger review initiated to support earnings growth in 2013 and we took this action in part to take advantage of improving market conditions. As anticipated, the Company is reporting better results for the first, second and third quarters of 2013. Net income for the three months ended September 30, 2013 of $45,141,000, compared to net income of $2,044,000 and $2,954,000 for the first and second quarters of 2013, respectively, and to net income $447,000 for the third quarter of 2012. The results for the third quarter of 2013 include an income tax benefit of $41,642,000 that includes the reversal of the valuation allowance on our net deferred tax assets. Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for third quarter 2013 totals $44,204,000 or $0.46 per average common diluted share, compared to first and second quarter 2013’s net income of $1,107,000 or $0.01 per average common diluted share and $2,017,000 or $0.02 per average common diluted share, and a net loss available to common shareholders of $490,000 or $0.01 per average common diluted share in last year’s third quarter.

Implementation of our plan to reduce core operating expenses by approximately $4.9 million annually is currently on target for 2013. Approximately $3.3 million of the annual reduction was implemented at year-end 2012 and fully impacted the first, second and third quarters of 2013. Core operating expenses, excluding losses on other real estate owned (“OREO”) and asset disposition costs, were $1,122,000, $1,123,000 and $1,292,000 lower for the first, second and third quarters of 2013, respectively, compared to a year ago. Noncore credit related expenses for the first, second and third quarters of 2013, primarily losses on OREO and asset disposition costs, were $1.6 million, $0.6 million and $0.5 million lower, respectively, and in line with our predicted decline of approximately $2.8 million for the total year 2013. For 2012, noncore credit related costs peaked in the first quarter of 2012, and declined in each subsequent quarter during 2012. In addition, the Company’s loan loss provisioning was lower by $1.4 million and $5.9 million for the first and second quarters of 2013, respectively, and $0.3 million higher in the third quarter of 2013, when compared to 2012’s provisioning. Lower provisioning was supported by the decline in nonperforming loans and net charge-offs.

Four of five new loan production offices in the Orlando and Palm Beach markets are open, two late in the first quarter of 2013 and two during the second quarter of 2013, with one more opening planned early in the fourth quarter of 2013. These locations are expected to support an acceleration of our loan production in 2013 and 2014, and have been offset by reductions to expense from the consolidation of four full service banking offices, with those closings completed in December 2012 and January 2013. We anticipate the additional investments in locations will increase our lending capacity in our commercial and business banking lines and expand growth initiatives related to our mortgage business. The Company has committed approximately $1.9 million for property and equipment to be depreciated over useful lives ranging from 5 to 10 years.

The Company’s capital is expected to continue to increase with positive earnings. The board and management continue to review the Company’s potential capital management options. As earnings and asset quality continue to improve, we believe that more financing options will emerge for the Company, particularly when dividends can be prudently paid to the Company by its subsidiary Bank. Under our capital raise, the Company plans to redeem the Series A Preferred stock of $50 million that was sold at auction by the U.S. Treasury to investors on April 3, 2012, ending the Company’s participation in the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). Dividend payments on the Series A Preferred stock are set to increase from 5 percent to 9 percent, beginning in 2014. The replacement of this capital improves our capital structure, and associated cost, prospectively.

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

Allowance and Provision for Loan Losses

The information contained on pages 37-38 and 44-54 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

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

At September 30, 2013, outstanding securities designated as available for sale totaled $650,445,000. The fair value of the available for sale portfolio at September 30, 2013 was less than historical amortized cost, producing net unrealized losses of $11,417,000 that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2013. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of September 30, 2013, the Company’s available for sale investment securities, except for approximately $6.9 million of securities issued by states and their political subdivisions generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $510.7 million, or 78.5 percent of the total available for sale portfolio. The remainder of the portfolio consists of private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, and adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. In addition, during the second and third quarters of 2013, the Company invested $32.3 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The primary collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated AAA or AA and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $4.9 million as of September 30, 2013, $0.7 million less than year-end 2012’s balance. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at September 30, 2013 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At September 30, 2013, the Company had net deferred tax assets (“DTA”) of $65.9 million. Although not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at September 30, 2012 the Company had a net DTA of $17.2 million.

As a result of the losses incurred in 2010 and 2012, the Company had a three-year cumulative pretax loss until the current quarter. At September 30, 2013, the total has converted to a three-year cumulative pretax income of $4.7 million. Lower credit costs and increasing revenues for 2013, and increased reliance on management’s forecast of future taxable earnings, resulted in the Company’s conclusion that its deferred tax valuation allowance of $44.8 million was no longer needed. The most important factors that support this conclusion are:

1.	Income before tax (IBT) has increased over the past 5 quarters as credit costs have improved.

2.	Credit costs have improved and overall credit risk has been reduced to a level which will decrease the impact on future taxable earnings.

3.	Credit processes, policies and governance have been improved and enhanced.

4.	Income before tax results for the third quarter 2013 and for the nine months ended September 30, 2013 indicates an annualized steady state income before tax of $13-$16 million per year, assuming a normalized loan loss provision and no improvement in economic conditions which recovers the net operating loss carryforwards before expiration.

5.	Since 2008 the Company has made steady improvements in asset quality, loan growth, core deposit business and personal accounts, noninterest income and maintained strong capital ratios throughout the challenging economic environment.

6.	At September 30, 2013 the Company no longer has a three year cumulative loss.

7.	The OCC, the subsidiary bank’s primary regulator terminated its formal agreement.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2013 and 2012, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2013 totaled $16,872,000, increasing from 2013’s second quarter by $700,000 or 4.3 percent, and higher than third quarter 2012’s result by $877,000 or 5.5 percent. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks in 2012 were more than offset by improving loan volumes and a recovery of interest on nonaccrual loans of $505,000, increasing third quarter 2013’s net interest income, year over year. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
Third quarter 2012	$15,995	3.17%
Fourth quarter 2012	16,254	3.22
First quarter 2013	16,055	3.15
Second quarter 2013	16,172	3.12
Third quarter 2013	16,872	3.25

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

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands	2013	2013	2013	2012	2012
Nontaxable interest income	$107	$108	$105	$87	$82
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,872	$16,172	$16,055	$16,254	$15,995
Total net interest income (not TE)	16,815	16,114	16,000	16,208	15,952
Net interest margin (TE)	3.25%	3.12%	3.15%	3.22%	3.17%
Net interest margin (not TE)	3.24	3.11	3.14	3.21	3.16

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies lowering interest rates have been primary forces affecting net interest income and net interest margin results.

The earning asset mix changed year over year impacting net interest income. For the third quarter of 2013, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 62.1 percent, compared to 61.0 percent a year ago. Average securities as a percentage of average earning assets increased from 28.6 percent a year ago to 32.4 percent during the third quarter of 2013 and interest bearing deposits and other investments decreased to 5.5 percent in 2013 from 10.4 percent in 2012, reflecting the reinvestment of $226.8 million of proceeds from securities sales transacted during the first and second quarters of 2012. While average total loans as a percentage of earning assets was slightly higher, the mix of loans was generally unchanged, with volumes related to commercial real estate representing 41.8 percent of total loans at September 30, 2013 (compared to 41.1 percent at September 30, 2012) and lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) representing 48.8 percent of total loans at September 30, 2013 (versus 49.7 percent at September 30, 2012) (see “Loan Portfolio”).

The yield on earning assets for the third quarter of 2013 was 3.52 percent, 2 basis points lower than 2012’s third quarter, a reflection of the lower interest rate environment and earning asset mix. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2012	2012
Yield	3.52%	3.39%	3.43%	3.53%	3.54%

The yield on loans decreased 9 basis points to 4.59 percent over the last twelve months with nonaccrual loans totaling $28.7 million or 2.3 percent of total loans at September 30, 2013 (versus $44.5 million or 3.7 percent of total loans at September 30, 2012). The yield on loans benefited from a $505,000 recovery of interest on nonaccrual loans that enhanced third quarter 2013’s yield by 16 basis points. The yield on investment securities was lower, decreasing 29 basis points year over year to 1.95 percent for the third quarter of 2013, due to securities sold during the first six months of 2012 to reduce interest rate risk and reinvestment at lower yields and lower add-on rates as the result of Fed actions during the last half of 2012. The yield on interest bearing deposits and other investments was slightly higher at 0.67 percent for third quarter 2013, up 21 basis points compared to a year earlier.

Average earning assets for the third quarter of 2013 increased $50.8 million or 2.5 percent compared to 2012’s third quarter balance. Average loan balances for 2013 increased $55.1 million or 4.5 percent to $1,278.4 million, average investment securities increased $91.4 million or 15.9 percent to $665.7 million, and average interest bearing deposits and other investments decreased $95.7 million or 45.7 percent to $113.8 million.

Commercial and commercial real estate loan production for the first nine months of 2013 totaled approximately $138 million, compared to production for all of 2012 and 2011 of $109 million and $63 million, respectively. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. While commercial production improved and period-end total loans outstanding have increased by $62.0 million or 5.2 percent since September 30, 2012, we expect a more significant growth from new commercial lender pipelines and loan closings prospectively. At September 30, 2013 the Company’s total commercial and commercial real estate loan pipeline was $55 million, versus $47 million at June 30, 2013 and $63 million at March 31, 2013. The Company has expanded its residential mortgage loan originations and seeks to expand loans to small businesses in 2013. Opportunities to lend to consumers and business have been market share driven.

Closed residential mortgage loan production for the first, second and third quarters of 2013 totaled $56 million, $80 million and $62 million, respectively, of which $33 million, $49 million and $32 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2012 totaled $48 million, $66 million, $63 million and $72 million, respectively, of which $20 million, $26 million, $34 million and $39 million was sold servicing-released. Applications for residential mortgages totaled $302 million during the first nine months of 2013, compared to $387 million for all of 2012. Much of our loan production has been focused on residential home mortgages, which has continued to show signs of strengthening here in our markets and across Florida. Existing home sales and home mortgage loan refinancing activity in the Company’s markets have increased, but some demand for new home construction is beginning to appear. Inventory levels for existing homes in many markets is now at a three- or four-month supply, some of the lowest levels the Company has seen since pre-recession.

During the first nine months of 2013, proceeds from the sales of securities totaled $67.3 million (including net gains of $25,000, $114,000 and $280,000 for the first, second and third quarter, respectively). In comparison, proceeds from the sales of securities totaled $248.5 million for the first nine months of 2012 (including net gains of $3,374,000, $3,615,000 and $48,000 for the first, second and third quarter, respectively). Management believed the securities sold had minimal opportunity to further increase in value. Securities purchases in 2013 and 2012 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and the proceeds from sales. During the first nine months of 2013, maturities (principally pay-downs of $125.3 million) totaled $130.1 million and securities portfolio purchases totaled $208.1 million.

In comparison, for the nine months ended September 30, 2012 maturities totaled $100.4 million and securities portfolio purchases totaled $280.2 million.

The cost of average interest-bearing liabilities in the third quarter of 2013 was the same as second quarter 2013 and was 13 basis points lower than for the third quarter of 2012, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2012	2012
Rate	0.36%	0.36%	0.38%	0.42%	0.49%

The Company’s retail core deposit focus has produced strong growth in core deposit customer relationships and improved deposit mix. Lower rates paid on interest bearing deposits during 2013 (and last several quarters) reduced the overall cost of total deposits to 0.15 percent for the third quarter of 2013, 11 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 77.0 percent of total average interest bearing deposits for the third quarter of 2013, an improvement compared to the average of 72.1 percent a year ago. The average rate for lower cost interest bearing deposits for 2013 was 0.08 percent, down by 8 basis points from 2012’s third quarter rate. Certificate of deposit (“CD”) rates paid were also lower for the third quarter of 2013, averaging 0.64 percent, an 18 basis point decrease compared to the third quarter a year ago. Average CDs (the highest cost component of interest bearing deposits) were 23.0 percent of interest bearing deposits for the third quarter of 2013, compared to 27.9 percent for 2012, with ending balances edging down to 22.7 percent for CDs as of September 30, 2013. Prospectively, with interest rates predicted to remain low through 2013, reductions in interest bearing deposit costs will be more challenging to produce due to more limited re-pricing opportunities.

Average deposits totaled $1,713.5 million during the third quarter of 2013, and were $33.8 million higher compared to third quarter 2012, even with a planned reduction of time deposits occurring. Average aggregate amounts for NOW, savings and money market balances increased $42.7 million or 4.6 percent to $969.5 million for 2013 compared to the third quarter of 2012, average noninterest bearing deposits increased $60.2 million or 15.3 percent to $454.6 million for 2013 compared to 2012, and average CDs decreased by $69.1 million or 19.3 percent to $289.4 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $16.7 million to $157.6 million or 11.8 percent for the third quarter of 2013 as compared to 2012 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For the first, second and third quarters of 2013 we recorded provisioning for loan losses of $1.0 million, $0.6 million and $1.2 million, respectively. In comparison, provisioning in the first, second, third and fourth quarters of 2012 totaled $2.3 million, $6.5 million, $0.9 million and $1.1 million, respectively. Net charge-offs for the first, second and third quarters of 2013 of $1.5 million, $2.0 million and $0.8 million, respectively, compared to net charge-offs of $3.4 million, $6.3 million, $2.4 million, and $2.2 million in the first, second, third and fourth quarters of 2012, respectively. Net charge-offs represented 0.46 percent of average total loans for the first nine months of 2013, versus 1.16 percent of average total loans for all of 2012. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Valuation Allowance for Loan Losses”) provides additional information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income, excluding securities gains or losses, totaled $6,087,000 for the third quarter of 2013, $408,000 or 7.2 percent higher than 2012’s third quarter and $248,000 or 3.9 percent below the second quarter 2013. The third quarter’s economic activities are weaker compared to other quarters. Noninterest income accounted for 26.6 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the third quarter of 2013, compared to 26.3 percent a year ago.

Noninterest income for the third quarter of 2013, compared to second quarter 2013 and the third quarter of 2012, is detailed as follows:

	Third	Second	Third
	Quarter	Quarter	Quarter
(Dollars in thousands)	2013	2013	2012
Service charges on deposits	$1,741	$1,641	$1,620
Trust income	667	675	550
Mortgage banking fees	1,075	1,256	1,155
Brokerage commissions and fees	383	362	247
Marine finance fees	283	419	279
Interchange income	1,358	1,388	1,119
Other deposit-based EFT fees	77	87	70
Other income	503	507	639

Total	$6,087	$6,335	$5,679

For the third quarter of 2013, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $253,000 or 31.7 percent year over year versus third quarter 2012, and were higher for the first nine months of 2013 compared to 2012 by $722,000 or 29.3 percent. Included in the $253,000 increase from a year ago, trust revenue was higher by $117,000 or 21.3 percent and brokerage commissions and fees increased by $136,000 or 55.1 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. Higher inter vivos, estate and agency fees were the primary cause for the higher trust income versus third quarter 2012, as these fees increased $31,000, $45,000 and $32,000, respectively. The $136,000 overall growth in brokerage commissions and fees for 2013 included an increase of $132,000 in annuity income.

Service charges on deposits for the third quarter of 2013 were $121,000 or 7.5 percent higher year over year versus 2012’s result, and were $365,000 or 8.0 percent higher for the first nine months of 2013 when compared to the same period for 2012. During the third quarter of 2013, overdraft fees decreased $41,000 or 3.4 percent year over year and represented approximately 67 percent of total service charges on deposits, slightly lower than the average of 74 percent for all of 2012. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Remaining service charges on deposits increased $162,000 or 40.1 percent to $566,000 for third quarter 2013, compared to the third quarter a year ago. Service charge income in 2013 reflects our growing base of core deposit relationships over the past twelve months, and our emphasis to provide products meeting the needs of each customer that generate appropriate fees for the services offered.

For the third quarter of 2013, fees from the non-recourse sale of marine loans totaled $283,000, slightly higher by $4,000 compared to third quarter 2012, and were higher for the nine months ended September 30, 2013 compared to 2012’s result, by $121,000 or 14.2 percent. The Seacoast Marine Division originated $66 million in loans during the first nine months of 2013, of which 84 percent was sold. Production levels have been significantly lower since the end of 2008 and are reflective of the general economic downturn. Lower attendance at boat shows by consumers, manufacturers, and marine retailers over the past several years has resulted in lower marine sales and loan volumes. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the third quarter of 2013, interchange income increased $239,000 or 21.4 percent compared to third quarter 2012, and was $666,000 or 19.9 percent higher for the first nine months of 2013 versus 2012’s income. Other deposit-based electronic funds transfer (“EFT”) income was higher (by $7,000) versus a year ago for the third quarter and increased by $9,000 or 3.6 percent for the first nine months of 2013 compared to 2012. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. The Dodd-Frank Act regulation is not expected to impact this source of fee revenue for Seacoast National materially, but has significantly reduced fees collected by larger financial institutions.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the third quarter of 2013 decreased $80,000 or 6.9 percent from 2012’s third quarter result, but were $765,000 or 28.5 percent higher for the nine months ended September 30, 2013 compared to a year ago the same period. Mortgage banking revenue as a component of overall noninterest income was 18.8 percent for 2013, compared to 17.3 percent for all of 2012. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2012 and carried over into 2013, with transactions increasing, prices firming and affordability improving. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2012 and the first eight months of 2013, based on the data available to date.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. For the first nine months of 2013, the overhead ratio was 80.2 percent and total noninterest expenses were $6,257,000 or 10.0 percent lower versus the first nine months a year ago, totaling $56,506,000. When compared to the third quarter of 2012, total noninterest expenses for 2013 decreased by $1,829,000 or 9.0 percent.

During the third quarter of 2012 management’s organizational structure was streamlined and the Company announced the consolidation of four offices, resulting in severance and other organizational costs of $839,000 and branch consolidation costs of $232,000 impacting overhead for the third quarter of 2012. An additional $491,000 in organizational and branch consolidation costs impacted the fourth quarter of 2012. Through these decisions and other cost reduction measures expected to take effect in 2013, and our tactical plans to increase loan production this year, we have experienced improved earnings for 2013.

Salaries and wages totaling $7,557,000 were $546,000 or 6.7 percent lower for the third quarter of 2013 compared to third quarter 2012. Compared to the third quarter of 2012, commission payments for 2013 related to revenues generated from wealth management and lending production increased $71,000 or 12.4 percent. Base salaries were higher for the third quarter of

2013 by $409,000 or 6.1 percent, reflecting additional commercial relationship managers and credit support personnel hired during the past twelve months and staff added to the compliance and risk management departments. Totaling only $24,000, severance payments for positions eliminated during the third quarter of 2013 were $442,000 lower than a year ago when organizational changes were occurring. No executive cash incentive compensation has been paid in 2013 or 2012. Salaries and wages were $336,000 or 1.5 percent higher for the first nine months of 2013 versus the same period in 2012.

In the third quarter of 2013, employee benefits costs decreased by $211,000 or 11.0 percent to $1,713,000 from a year ago, and were $91,000 or 1.6 percent lower for the first nine months of 2013 when compared to 2012’s result. While $113,000 higher during the first quarter of 2013, costs for our self-funded health care plan were lower by $140,000 and $224,000 for the second and third quarter 2013, respectively, compared to the second and third quarter a year ago, due to lower claims and utilization. Matching 401K contributions associated with employee salary deferrals have been limited over the last few years, and were $12,000 higher during the third quarter of 2013 compared to the third quarter of 2012. Higher payroll taxes were entirely offset by lower unemployment compensation costs during the third quarter of 2013, versus a year ago. The Company has met with its self-funded plan provider and discussed possible impacts of U.S. Health Care Reform and determined that costs are expected to increase 2.0 to 3.5 percent in 2014 related to implementation of new coverage.

Outsourced data processing costs totaled $1,657,000 for the third quarter of 2013, a decrease of $266,000 or 13.8 percent from a year ago and year to date outsourced data processing costs decreased $692,000 or 12.6 percent. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. During the third quarter of 2013, a decrease in core data processing costs of $130,000 and a decline in software licensing and maintenance (aggregated) of $149,000 were the primary cause for the decrease in total data processing costs versus 2012’s third quarter costs. The Company’s contract with its existing core data processor was renegotiated as of January 1, 2013 for a term of 5 1/2 years, with lower costs negotiated and with annual savings expected for 2013. Interchange processing costs and other electronic funds transfer related costs (aggregated) were $13,000 higher for the third quarter of 2013, versus a year ago. We are anticipating improvements and enhancements related to mobile remote deposit capture, and other digital products and services through our core data processor during 2013 and 2014, which will increase our outsourced data processing costs as customers adopt the new digital products.

Total occupancy, furniture and equipment expenses for the third quarter of 2013 and year to date, respectively, decreased $221,000 or 8.3 percent to $2,429,000 and $486,000 or 6.4 percent to $7,091,000 year over year versus 2012’s results. Recent branch consolidations at the end of 2012 have favorably impacted expense prospectively, but will be partially offset by our five smaller loan production offices opening in our Orlando and Palm Beach markets during 2013. At September 30, 2013, four of the five loan production offices were open, with the remaining office to open during the fourth quarter of 2013.

For the third quarter of 2013, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $329,000 or 41.9 percent to $456,000, when compared to the third quarter of 2012. The Company promoted various loan products using direct mail in 2012 and shifted these expenditures to the opening of new offices in 2013. Marketing expenses for the first nine months of 2013 were lower by $798,000 or 33.4 percent when compared to the nine months ended September 30, 2012. Marketing expenses reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Direct mail activities, media costs for television and newspaper advertising, and sales promotions, have been lower during the third quarter of 2013 versus a year ago, decreasing $203,000, $76,000, and $51,000, respectively. Printing costs were limited for 2013 and costs to promote lending in Orlando and Palm Beach under our new Accelerate brand were lower, decreasing $11,000 and $25,000, respectively, from the third quarter a year ago. Partially offsetting, public relations expenditures were higher, up $30,000 compared to 2012’s third quarter.

Legal and professional fees were slightly higher, increasing by $160,000 or 22.4 percent from third quarter a year ago to $874,000, but continue to trend lower for the nine months ended September 30, 2013 (compared to the same period in 2012), by $2,158,000 or 52.3 percent. Third quarter 2012’s legal fees benefited from a recovery of legal fees of $500,000 from a single creditor. Other professional fees were lower year over year for the third quarter, declining $63,000, and CPA fees and OCC fees for 2013 were $51,000 and $45,000 below 2012’s third quarter, respectively. Prospectively, legal fees can be expected to continue to be lower as problem assets continue to decline.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $857,000, $604,000 and $388,000, respectively, for the first, second and third quarters of 2013. In comparison, these costs totaled $2,486,000, $1,158,000, $925,000 and $357,000 for the first, second, third and fourth quarters of 2012, respectively. OREO balances have declined by $4.5 million since December 31, 2012, and total $5.6 million at September 30, 2013. Of the $388,000 total for third quarter 2013, asset disposition costs summed to $159,000 and losses on OREO and repossessed assets totaled $229,000. The Company expects these costs to continue to be lower during the remainder of 2013 as property values are improving.

CAPITAL RESOURCES

The Company’s equity capital at September 30, 2013 has increased $42.6 million to $203.9 million since June 30, 2013, and the ratio of shareholders’ equity to period end total assets was 9.48 percent at September 30, 2013, compared with 8.03 percent at September 30, 2012, and 7.62 percent at December 31, 2012. The reversal of the deferred tax valuation allowance during the third quarter of 2013 increased net income by $41.6 million.

Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 17.27 percent at September 30, 2013, slightly lower than September 30, 2012’s ratio of 18.67 percent and December 31, 2012’s ratio of 18.33 percent. Reinvestment of cash and cash equivalent assets with a zero percent risk weight into securities and loans with higher risk weightings was the primary cause for risk-weighted assets increasing, thereby lowering the tier 1 and total risk-based capital ratio year over year.

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. With the lifting of regulatory agreements during the third quarter of 2013, prior OCC approval is no longer required for any payments of dividends from Seacoast National to the Company which are not in excess of regulatory limits.

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

Since May 19, 2009, based on discussions with the Federal Reserve and a review of recently adopted Federal Reserve policies related to dividends and other distributions, cash dividends on our outstanding common stock have been suspended. The Company has paid and is current on all dividends and interest payments on its Series A Preferred Stock and trust preferred securities. The Company is required to continue to consult with the Federal Reserve and seeks approval each quarter before making payments.

Under our pending capital raise, the Company plans to repay the Series A Preferred stock of $50 million. In addition, the recovery of our deferred tax valuation allowance significantly improved our tangible common equity.

At September 30, 2013, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast (Consolidated)	Seacoast National	Minimum to be Well Capitalized*
September 30, 2013:
Tier 1 capital ratio	16.01%	15.58%	6%
Total risk-based capital ratio	17.27%	16.83%	10%
Tier 1 leverage ratio	10.05%	9.76%	5%

*	For subsidiary bank only

Changes in rules under new Basel III guidelines affect risk based capital calculations and the Company has taken a prospective look at its ratios, finding that our ratios remain quite strong under these guidelines.

FINANCIAL CONDITION

Total assets increased $68,084,000 or 3.3 percent from September 30, 2012 to $2,149,777 at September 30, 2013.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,262,912,000 at September 30, 2013, $60,434,000 or 5.0 percent more than at September 30, 2012, and $36,831,000 or 3.0 percent more than at December 31, 2012. Loan production of $349 million was retained in the loan portfolio during the twelve months ended September 30, 2013. The Company continues to look for opportunities to invest excess liquidity and believes the best current use is to fund loan growth. Additional new commercial relationship managers hired over the past twelve months have increased loan growth for 2013, and will continue to do so prospectively. The following table details loan portfolio composition at September 30, 2013, December 31, 2012 and September 30, 2012:

(Dollars in thousands)	September 30, 2013	December 31 2012	September 30, 2012
Construction and land development	$62,766	$60,736	$56,213
Commercial real estate	499,070	486,828	473,803
Residential real estate	582,576	569,331	562,421
Commercial and financial	70,779	61,903	58,222
Consumer	47,231	46,930	51,564
Other loans	490	353	255

NET LOAN BALANCES	$1,262,912	$1,226,081	$1,202,478

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

As shown in the loan table below, construction and land development loans (excluding loans to individuals) increased $7.5 to $28.4 million from September 30, 2012. Construction and land development loans to individuals for personal residences were slightly lower year over year, decreasing $0.9 million or 2.5 percent from September 30, 2012.

	September 30,
	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development
Residential:
Condominiums	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Town homes	0.0	0.0	0.0	0.0	0.0	0.0
Single family residences	0.0	5.0	5.0	0.0	0.0	0.0
Single family land and lots	4.9	0.0	4.9	5.8	0.0	5.8
Multifamily	3.8	0.0	3.8	4.6	0.0	4.6

	8.7	5.0	13.7	10.4	0.0	10.4
Commercial:
Office buildings	1.6	0.0	1.6	0.0	0.0	0.0
Retail trade	1.8	1.3	3.1	0.0	0.0	0.0
Land	7.3	0.8	8.1	9.8	0.0	9.8
Industrial	0.0	0.0	0.0	0.0	0.0	0.0
Healthcare	4.7	4.5	9.2	0.0	0.0	0.0
Churches and educational facilities	4.0	1.6	5.6	0.7	2.5	3.2
Lodging	0.3	8.7	9.0	0.0	0.0	0.0
Convenience stores	0.0	0.0	0.0	0.0	0.0	0.0
Marina	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0

	19.7	16.9	36.6	10.5	2.5	13.0

Total residential and commercial	28.4	21.9	50.3	20.9	2.5	23.4
Individuals:
Lot loans	14.7	0.0	14.7	16.4	0.0	16.4
Construction	19.7	20.0	39.7	18.9	15.8	34.7

	34.4	20.0	54.4	35.3	15.8	51.1

Total	$62.8	$41.9	$104.7	$56.2	$18.3	$74.5

Commercial real estate mortgages were higher by $25.3 million or 5.3 percent to $499.1 million at September 30, 2013, compared to September 30, 2012. Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at September 30, 2013 and 2012:

	September 30,
	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$118.2	$2.2	$120.4	$102.4	$0.8	$103.2
Retail trade	128.9	0.0	128.9	121.1	0.0	121.1
Industrial	79.7	0.8	80.5	71.3	0.1	71.4
Healthcare	38.8	1.1	39.9	35.8	1.4	37.2
Churches and educational facilities	24.2	0.0	24.2	26.2	0.0	26.2
Recreation	2.5	0.1	2.6	2.7	0.1	2.8
Multifamily	6.2	0.0	6.2	7.8	0.0	7.8
Mobile home parks	1.9	0.0	1.9	2.1	0.0	2.1
Lodging	17.3	0.0	17.3	19.1	0.0	19.1
Restaurant	3.8	0.0	3.8	4.4	0.0	4.4
Agriculture	7.2	0.8	8.0	7.3	1.1	8.4
Convenience stores	21.0	0.0	21.0	16.6	0.0	16.6
Marina	21.5	0.0	21.5	21.4	0.0	21.4
Other	27.9	0.0	27.9	35.6	0.2	35.8

Total	$499.1	$5.0	$504.1	$473.8	$3.7	$477.5

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $334 million and $165 million, respectively, at September 30, 2013, compared to $302 million and $172 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first, second and third quarters of 2013, closed residential mortgage loan production totaled $56 million, $80 million and $62 million, respectively, of which $33 million, $49 million and $32 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production totaled $48 million, $66 million and $63 million during the first, second and third quarters of 2012, respectively, with $20 million, $26 million and $34 million sold servicing released.

Adjustable rate residential real estate mortgages were higher at September 30, 2013, by $24.7 million or 7.0 percent, fixed rate residential real estate mortgages were lower, by $5.0 million or 5.0 percent, compared to a year ago. At September 30, 2013, approximately $378 million or 65 percent of the Company’s residential mortgage balances were adjustable, compared to $354 million or 63 percent at September 30, 2012. Loans secured by residential properties having fixed rates totaled approximately $95 million at September 30, 2013, of which 15- and 30-year mortgages totaled approximately $24 million and $71 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $3.4 million or 5.8 percent since September 30, 2012. In comparison, loans secured by residential properties having fixed rates totaled approximately $100 million at September 30, 2012, with 15- and 30-year fixed rate residential mortgages totaling approximately $25 million and $75 million, respectively. The Company also has a small home equity line portfolio totaling approximately $48 million at September 30, 2013, slightly lower than the $51 million that was outstanding at September 30, 2012.

Reflecting the impact on lending of an economy beginning to heal, commercial loans increased $12.6 million or 21.6 percent year over year and totaled $70.8 million at September 30, 2013, compared to $58.2 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which decreased $4.4 million or 8.5 percent year over year and totaled $47.2 million (versus $51.6 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $19.7 million (versus $18.9 million a year ago), and residential lot loans to individuals which totaled $14.7 million (versus $16.4 million a year ago).

At September 30, 2013, the Company had commitments to make loans of $150 million, compared to $132 million at September 30, 2012.

Loan Concentrations

Over the past four and a half years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $324.4 million to $64.7 million at September 30, 2013 compared with year-end 2008.

Commercial Relationships Greater than $10 Million

	Sept. 30,	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009	2008
Performing	$64,672	$77,321	$84,610	$112,469	$145,797	$374,241
Performing TDR*	0	10,431	25,494	28,286	31,152	0
Nonaccrual	0	0	0	20,913	28,525	14,873

Total	$64,672	$87,752	$110,104	$161,668	$205,474	$389,114

Top 10 Customer Loan Relationships	$107,283	$115,506	$128,739	$151,503	$173,162	$228,800

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 27.9 percent at September 30, 2013, compared with 37.5 percent at year-end 2012, 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, and 162.1 percent at the end of 2008.

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

	Sept. 30,	December 31,
	2013	2012	2011	2010	2009	2008
Construction and land development loans to total risk based capital	28%	28%	22%	39%	81%	206%
CRE loans to total risk based capital	163%	164%	174%	218%	274%	389%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $20,416,000 or 1.62 percent of total loans at September 30, 2013 consistent with the reduced credit risk and net charge-offs. This amount is $2,703,000 less than at September 30, 2012 and $1,688,000 less than at December 31, 2012. The allowance for loan losses (“ALLL”) framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of September 30, 2013, the specific allowance related to impaired loans individually evaluated totaled $5.2 million, compared to $8.5 million as of September 30, 2012.

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

Residential and consumer (installment, secured lines, and unsecured lines) are analyzed differently as risk ratings, or grades, are not assigned to individual loans. Residential and consumer loan losses are tracked by pool. Management examines the historical losses over 12, 24, 36, and 48 months in determination of the appropriate loss factor for vintages of loans currently in the portfolio and not the vintages that produced the significant losses in prior years. These loss factors are then adjusted by qualitative factors determined by management to reflect potential probable losses inherent in each loan pool. Qualitative factors may include various loan or property types, loan to value, concentrations and economic and environmental factors.

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

Net charge-offs for the first, second and third quarters of 2013 totaled $1,517,000, $2,027,000 and $842,000, respectively, compared to net charges-offs of $3,415,000, $6,275,000 and $2,416,000 for the same periods in 2012. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2013 and 2012. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should decline.

The allowance as a percentage of loans outstanding was 1.62 percent at September 30, 2013, compared to 1.92 percent at September 30, 2012. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans and lower classified loans (including special mention and substandard grades) contributed to a lower risk of loss and the lower allowance for loan losses as of September 30, 2013. The risk profile of the loan portfolio has been reduced by implementing a program to reduce the level of credit risk in the portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed and has become more diversified. The improved mix is most evident by reductions in income producing commercial real estate and construction and land development loans over the last several years. Prospectively, we anticipate that the allowance will continue to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2013, the Company had $1.144 billion in loans secured by real estate, representing 90.6 percent of total loans, the volume up slightly from $1.092 billion but slightly lower as a percent of total loans (versus 90.8 percent) at September 30, 2012. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at September 30, 2013 totaled $34,313,000 and were comprised of $28,724,000 of nonaccrual loans and $5,589,000 of other real estate owned (“OREO”), compared to $53,338,000 at September 30, 2012 (comprised of $44,450,000 in nonaccrual loans and $8,888,000 of OREO). At September 30, 2013, approximately 99.2 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At September 30, 2013, nonaccrual loans have been written down by approximately $9.9 million or 27.7 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during 2012 and 2013 that reduced OREO outstanding. OREO has declined $6.3 million or 53.0 percent since December 31, 2012.

The table below shows the nonperforming loan inflows by quarter for 2013, 2012 and 2011:

New Nonperforming Loans
(Dollars in thousands)	2013	2012	2011
First quarter	$2,868	$20,207	$11,349
Second quarter	2,949	17,291	19,874
Third quarter	2,019	14,521	4,137
Fourth quarter		6,891	4,349

During the nine months ended September 30, 2013, $7.8 million in loans were moved to nonperforming, compared to $58.9 million for all of 2012. Most of these loans are collateralized by real estate. Inflows to nonperforming loans during the first nine months of 2012 included a $14.4 million performing troubled debt restructure (“TDR”) commercial real estate loan participation. This loan was written down to $10.3 million in the third quarter of 2012 and moved to loans available for sale. Subsequently the loan was sold for a loss of $1.2 million as reflected on our income statement at December 31, 2012. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of September 30, 2013, management believes that prospective inflows to nonaccrual loans will be reduced.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $25.5 million at September 30, 2013 compared to $44.2 million at September 30, 2012, with $14.1 million of the decline in accruing TDR commercial real estate mortgages (principally due to paydowns). The tables below set forth details related to nonaccrual and restructured loans.

	Nonaccrual Loans			Accruing
September 30, 2013	Non-	Per-		Restructured
(Dollars in thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$403	$79	$482	$2,162
Commercial	26	402	428	0
Individuals	124	420	544	239

	553	901	1,454	2,401
Residential real estate mortgages	2,593	18,103	20,696	15,257
Commercial real estate mortgages	2,935	3,404	6,339	7,384

Real estate loans	6,081	22,408	28,489	25,042
Commercial and financial	0	0	0	24
Consumer	0	235	235	443

	$6,081	$22,643	$28,724	$25,509

At September 30, 2013 and 2012, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2013		2012
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	115	$20,179	119	$26,025
Maturity extended with change in terms	84	11,332	94	24,912
Forgiveness of principal	1	1,838	1	2,149
Payment structure changed to allow for interest only payments	0	0	1	912
Chapter 7 bankruptcies	57	2,715	*	*
Not elsewhere classified	11	6,627	12	10,623

	268	$42,691	227	$64,621

*	Not disclosed for September 30, 2012. Based on new guidance issued by the OCC and applied in the fourth quarter 2012.

During the first, second and third quarters of 2013, newly identified TDRs totaled $4.4 million, $4.1 million, and $1.7 million, respectively, summing to $10.2 million, compared to $18.0 million for all of 2012. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Accruing loans that were restructured within the twelve months preceding September 30, 2013 and defaulted during the nine months ended September 30, 2013 summed to $2,017,000, compared to $825,000 for the first nine months of 2012. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At September 30, 2013, loans totaling $54,233,000 were considered impaired (comprised of total nonaccrual and TDRs) and $5,177,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $88,629,000 and $8,518,000, respectively, at September 30, 2012.

In accordance with regulatory reporting requirements, loans are placed on non-accrual following the Retail Classification of Loan interagency guidance. Typically loans 90 days or more past due are reviewed for impairment, and if deemed impaired, are placed on nonaccrual. Once impaired, the current fair market value of the collateral is assessed and a specific reserve and/or charge-off taken. Quarterly thereafter, the loan carrying value is analyzed and any changes are appropriately made as described above.

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $67 million during the first nine months of 2013 as a result of increased net new loans and principal repayments of $44 million and aggregate deposit and repurchase agreement decreases of $63 million. Partially offsetting, and increasing cash and cash equivalents, net cash provided from operations totaled $46 million.

SECURITIES

At September 30, 2013, the Company had no trading securities or securities held for investment, and had $650,445,000 in securities available for sale (100 percent of the total portfolio). Securities held for investment represented only 2.1 percent of total securities at year-end 2012, and were transferred to available for sale during the first quarter of 2013. Overall, the securities had appreciation with a favorable impact to other comprehensive income when transferred. The Company’s total securities portfolio increased $46.6 million or 7.7 percent from September 30, 2012, a result of reinvesting proceeds from the sale of approximately $220 million of securities in the first six months of 2012.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. During the second half of 2012, the amount of principal returned each month was increased as a result of the Federal Reserve’s actions to keep interest rates low and reduced the yield on the portfolio. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $611,128,000 of total securities, approximately 94.0 percent of the portfolio. Collateralized lending obligations acquired during the second quarter of 2013 total $32.3 million. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at September 30, 2013 was 4.2 years, compared to a year ago when the duration was 2.3 years. The duration is expected to decline to 3.0 over the next 12 months.

Cash and due from banks and interest bearing deposits (aggregated) totaled $108,351,000 at September 30, 2013, compared to $172,718,000 at September 30, 2012. The Company maintained additional liquidity during the uncertain environment and has utilized proceeds held in cash and cash equivalents from the securities sales in early 2012 to increase loans and investments as the economy has improved.

At September 30, 2013, available for sale securities had gross losses of $14,993,000 and gross gains of $3,576,000, compared to gross losses of $1,902,000 and gross gains of $7,012,000 at December 31, 2012. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first, second and third quarters of 2013 and all four quarters of 2012, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates - Other than Temporary Impairment of Securities”).

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

Total deposits increased $19,444,000, or 1.2 percent, to $1,698,910,000 at September 30, 2013 compared to one year earlier. Declining single service time deposits have been more than offset by increasing low cost or no cost deposits. Since September 30, 2012, interest bearing deposits (NOW, savings and money markets deposits) increased $35,768,000 or 3.9 percent to $962,728,000, noninterest bearing demand deposits increased $43,804,000 or 10.7 percent to $452,949,000, and CDs decreased $60,128,000 or 17.5 percent to $283,233,000. The Company has historically priced CDs conservatively and has continued to follow this strategy.

Securities sold under repurchase agreements increased over the past twelve months by $11,945,000 or 9.8 percent to $134,338,000 at September 30, 2013. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At September 30, 2013, the number of sweep repurchase accounts was 138, compared to 153 a year ago.

At September 30, 2013, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2013 and 2012, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules (including Basel III) and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.75 percent during the first nine months of 2013, compared to 1.93 percent for all of 2012.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $150 million at September 30, 2013 and $132 million at September 30, 2012.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 4.0 percent if interest rates are shocked 200 basis points up over the next 12 months and 2.2 percent if interest rates are shocked up 100 basis points. This compares with the Company’s third quarter 2012 model simulation, which indicated net interest income would increase 9.9 percent if interest rates are shocked 200 basis points up over the next 12 months and 6.4 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 5.2 percent at September 30, 2013. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company also has access to borrowed funds such as an FHLB line of credit and the Federal Reserve Bank of Atlanta under its borrower-in-custody program. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2013, Seacoast National had available unsecured lines of $29 million and lines of credit under current lendable collateral value, which are subject to change, of $538 million. Seacoast National had $411 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $158 million in residential and commercial real estate loans available as collateral. In comparison, at September 30, 2012, the Company had available unsecured lines of $35 million and lines of credit of $520 million, and had $384 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $161 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $108,351,000 on a consolidated basis at September 30, 2013 as compared to $172,718,000 at September 30, 2012. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $30,935,000 to $36,977,000 and interest bearing deposits decreased to $71,374,000 from $141,783,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Our intent has been to reinvest excess liquidity into our loan and securities portfolios, as market opportunities and conditions meet expectations.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. In 2008 and 2007, Seacoast National paid dividends to the Company that exceeded its earnings in those years. During the third quarter of 2013, formal regulatory agreements with the OCC were removed, thereby allowing Seacoast National to pay dividends to the Company without prior OCC approval. At September 30, 2013, the Company had cash and cash equivalents at the parent of approximately $4.2 million. In comparison, at September 30, 2012, the Company had cash and cash equivalents at the parent of approximately $7.9 million. All of the Series A Preferred stock funds received in December 2008 have been contributed as additional capital to Seacoast National (see “Capital Resources”). We expect to redeem the Series A Preferred Stock with the proceeds from the recent common stock offering.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic and market conditions, including seasonality;

•	governmental monetary and fiscal policies, as well as legislative, tax and regulatory changes;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	the risks of mergers and acquisitions, include, without limitation, unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;

•	the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;

•	the risk that even though we have reversed the deferred tax asset valuation allowance, we may be required to increase the valuation allowance in future periods, or we may not be able to realize the deferred tax assets in the future;

•	the risk that we could have an “ownership change” under Section 382 of the Internal Revenue Code, which could impair our ability to timely and fully utilize our net operating losses and built-in losses that may exist when such “ownership change” occurs;

•	the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations;

•	the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•	other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2012 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our most recent modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.8 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 10.8 percent.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2013 and the chief executive officer and chief financial officer have concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its subsidiaries are subject, in the ordinary course, to litigation incident to the business in which they are engaged. Management presently believes that none of the legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject are likely to have a material adverse effect on the Company’s consolidated financial position, or operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K/A for the year ended December 31, 2012, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K/A or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first, second and third quarters of 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Public Announced Plan*	Maximum Number of Shares that May yet be Purchased Under the Plan
1/1/13 to 1/31/13	0	$0.00	749,016	75,984
2/1/13 to 2/28/13	0	0.00	749,016	75,984
3/1/13 to 3/31/13	0	0.00	749,016	75,984

Total - 1st Quarter	0	0.00	749,016	75,984

4/1/13 to 4/30/13	0	0.00	749,016	75,984
5/1/13 to 5/31/13	0	0.00	749,016	75,984
6/1/13 to 6/30/13	321	2.06	749,337	75,663

Total - 2nd Quarter	321	2.06	749,337	75,663

7/1/13 to 7/31/13	15,169	2.25	764,506	60,494
8/1/13 to 8/31/13	0	0.00	764,506	60,494
9/1/13 to 9/30/13	0	0.00	764,506	60,494

Total - 3rd Quarter	15,169	2.25	764,506	60,494

*	The plan to purchase equity securities totaling 825,000 was approved on September 18, 2001, with no expiration date.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

During the period covered by this report, there was no information required to be disclosed by us in a Current Report on Form 8-K that was not so reported, nor were there any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 14, 2013	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 14, 2013	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer