Form 10-K
period 2013-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2014-03-17
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2013, as reported on the Nasdaq Global Select Market, was $129,409,445.

The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of February 28, 2014, was 25,969,099.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s 2014 Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2014 (the “2014 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2014 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2014 Proxy Statement shall be deemed so incorporated.

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

General

We are a bank holding company, incorporated in Florida in 1983, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our principal subsidiary is Seacoast National Bank, a national banking association (“Seacoast National”). Seacoast National commenced its operations in 1933, and operated as “First National Bank & Trust Company of the Treasure Coast” prior to 2006 when we changed its name to Seacoast National Bank.

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

As of December 31, 2013, we had total consolidated assets of approximately $2,268.9 million, total deposits of approximately $1,806.0 million, total consolidated liabilities, including deposits, of approximately $2,070.3 million and consolidated shareholders’ equity of approximately $198.6 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products to our customers. Seacoast National had 34 banking offices in 12 counties in Florida at year-end 2013. We have 21 branches in the “Treasure Coast of Florida,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. During 2013, we expanded our footprint by strategically opening five new loan production offices in the larger metropolitan markets we serve, more specifically, three in Orlando, one in Boca Raton, and one in Ft. Lauderdale, Florida.

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

We also offer Internet and Mobile banking to business and retail customers. These services allow customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make deposits to and loan payments from a deposit account, all over the Internet or their Mobile device, 24 hours a day, seven days a week. During 2013, Seacoast National significantly expanded its technology platform and the products offered to its customers by introducing digital deposit capture on smart phones, launching new consumer and business tablet and mobile platforms, rebranding its website, and enhancing its automatic teller machine capabilities.

Seacoast National also provides brokerage and annuity services. Seacoast National personnel involved with the sale of these services are dual employees with Invest Financial Corporation, the company through which Seacoast National presently conducts its brokerage and annuity services.

We have five indirect, wholly-owned subsidiaries:

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National; and

•

TCoast Holdings, LLC, BR West, LLC, and TC Property Ventures, LLC, each of which was formed to own and operate certain properties acquired through foreclosure. TC Stuart, LLC, similar in operation, was dissolved in the state of Florida on April 26, 2013.

The operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% to our consolidated revenues in 2013.

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

We have operated an office of Seacoast Marine Finance Division, a division of Seacoast National, in Ft. Lauderdale, Florida since February 2000 and two offices in California since November 2002, and have representation with offices in Washington and Maine. Seacoast Marine Finance Division is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater, with the majority of loan production sold to correspondent banks on a non-recourse basis.

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

Employees

As of December 31, 2013, we and our subsidiaries employed 519 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Expansion of Business

Over the years, we have expanded our products and services to meet the changing needs of the various segments of our market, and we presently expect to continue this strategy. We have expanded geographically through the addition of de novo branches. We also, from time to time, have acquired banks, bank branches and deposits, and have opened new branches and loan production offices.

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

Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 17 new offices in 14 counties of Florida. We have also rationalized our branch footprint by closing and consolidating less productive branches. Since 2007, we have closed 11 offices in six counties of Florida, with two offices consolidated in January 2013 and three additional offices consolidated during the last six months of 2012. During 2013, we opened five new loan production offices in Florida, with three opened in Orlando, one in Ft. Lauderdale and one in Boca Raton. The Seacoast Marine Finance Division operates loan production offices, or “LPOs”, in Ft. Lauderdale, Florida, and Newport Beach and Alameda, California, and have representation with offices in Washington and Maine. For more information on our branches and offices see “Item 2. Properties”. As part of our overall strategic growth plans, we intend to regularly evaluate possible mergers, acquisitions and other expansion opportunities. We believe that with the current economic environment, there will be many opportunities for us to acquire and consolidate other financial institutions in the State of Florida.

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

Deposits also tend to increase due to hurricanes as insurers disburse insurance proceeds more quickly than hurricane-related damage is repaired. No major hurricanes occurred between 2006 and 2013; as a result, deposit trends were more typical than during 2004 and 2005, when major hurricanes hit our coastal market areas, leading to an increase in deposits.

Commercial and residential real estate activity, demand, prices and sales volumes are less seasonal and vary based upon various factors, including economic conditions, interest rates and credit availability.

Competition

We and our subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard, Palm Beach and Broward Counties, in southeastern Florida and in the Orlando metropolitan statistical area. We also operate in six competitive counties in central Florida near Lake Okeechobee. Seacoast National not only competes with other banks of comparable or larger size in its markets, but also competes with various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. We compete for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast National also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities. Continued consolidation within the financial services industry will most likely change the nature and intensity of competition that we face, but can also create opportunities for us to demonstrate and exploit what we believe are our competitive advantages.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and Seacoast National’s business. As a bank holding company under federal law, we are subject to regulation, supervision and examination by the Federal Reserve. As a national bank, our primary bank subsidiary, Seacoast National, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). In addition, as discussed in more detail below, Seacoast National and any other of our subsidiaries that offer consumer financial products could be subject to regulation, supervision, and examination by the Consumer Financial Protection Bureau (“CFPB”). Supervision, regulation, and examination of us, Seacoast National and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, rather than holders of our capital stock. The following summarizes certain of the more important statutory and regulatory provisions. Substantial changes to the regulatory framework applicable to us and our subsidiaries were passed by the U.S. Congress in 2010. These changes have been, and will continue to be implemented, by various regulatory agencies. For a discussion of such changes, see ‘‘Recent Regulatory Developments” below. The full effect of the changes in the applicable laws and regulations, as implemented by the regulatory agencies, cannot be fully predicted and could have a material adverse effect on our business and results of operations.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2013 are included elsewhere in this report with no material weaknesses reported.

Recent Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, (the “Oversight Council”), the Federal Reserve, the OCC and the FDIC. Certain requirements of the Dodd-Frank Act have been implemented, while others will be implemented by regulators in the coming years. Provisions of the Dodd-Frank Act that have or are likely affect our operations or the operations of Seacoast National include:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

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

Limitation on Federal Preemption. The Dodd-Frank Act significantly reduced the ability of national banks to rely upon federal preemption of state consumer financial laws. Although the OCC will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, with attendant potential significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. The CFPB has issued rules that implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. Most significantly, the new “qualified mortgage” standards, which took effect January 10, 2014, generally limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation issued August 16, 2010 and effective April 1, 2011, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the CFPB has issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

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

Deposit Insurance. The Dodd-Frank Act permanently raised the standard maximum insurance amount to $250,000. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. This may shift the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum designated reserve ratio (“DRR”) from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Furthermore, on February 7, 2011, the FDIC issued a final rule that modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment), and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Additionally, effective July 21, 2011, the Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposits.

Capital Standards. As a result of new regulation that banking regulators recently issued, we will be required to begin complying with higher minimum capital requirements as of January 1, 2015. These new rules (“Revised Capital Rules”) implement the Dodd-Frank Act including the “Collins Amendment” and a separate international regulatory regime known as “Basel III” (which is discussed below). The Collins Amendment required that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies. As a result, we and Seacoast National are subject to the same capital requirements, and must include the same components in regulatory capital. While the Revised Capital Rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including the Company and Seacoast National Bank, have until January 1, 2015 to begin complying with this new framework.

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

While many of the requirements called for in the Dodd-Frank Act have been implemented, others will continue to be implemented over time. Given the extent of the changes brought about by the Dodd-Frank Act and the significant discretion afforded to federal regulators to implement those changes, we cannot fully predict the extent of the impact such requirements will have on our operations. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

FDIC Insurance Special Assessment

On November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depositor-institutions to prepay the DIF assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In addition, the FDIC voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, which increase would be reflected in our prepaid assessments. As discussed above, the Dodd-Frank Act amended the statutory regime governing the DIF and the FDIC has issued implementing regulations that set the DRR at 2.0 percent and modify the rules for calculating the amount of an institution’s deposit insurance premiums. On June 28, 2013, Seacoast National received a refund of $3.8 million for premiums prepaid at the end of 2009 (less premiums calculated and paid since year end 2009, and minus the March 31, 2013 insurance premium).

Basel III

As a result of the Dodd-Frank Act’s Collins Amendment, we and Seacoast National are subject to the same regulatory capital requirements. The current risk-based capital guidelines that apply to us are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord (“Basel II”) for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world (“Basel III”). The agreement is supported by the U.S. federal banking agencies and the final text of the Basel III rules was released by the Basel Committee on Banking Supervision on December 16, 2010. On July 2, 2013, the timing and scope of U.S. implementation of Basel III was announced, with transition to the new standard to begin on January 1, 2015. Banking regulators recently issued the Revised Capital Rules, which implement Basel III, as well as capital requirements set forth in the Dodd-Frank Act.

The following is a brief description of the relevant provisions of the Revised Capital Rules and their potential impact on our capital levels. Among other things, the Revised Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and note to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulation that apply to the Company and other banking organizations.

New Minimum Capital Requirements. The Revised Capital Rules require the following initial minimum capital ratios as of January 1, 2014:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

Capital Conservation Buffer. The Revised Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, which is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of this difference.

When fully phased in on January 1, 2019, the Revised Capital Rules will require us and Seacoast National to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 7% (4.5% attributable to CET1 plus the 2.5% capital conservation buffer); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5% (6.0% attributable to Tier 1 capital plus the 2.5% capital conservation buffer), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 10.5% (8.0% attributable to Total capital plus the 2.5% capital conservation buffer) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

Regulatory Deductions. The Revised Capital Rules provide for a number of deductions from and adjustments to CET1, including the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Revised Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or thrift holding companies. However for bank or thrift holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.

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

As noted above in “Basel III”, the capital requirements applicable to us and Seacoast National will change in important respects as a result of the Revised Capital Rules, which implement provisions of the Dodd-Frank Act and Basel III. Moreover, reflecting the importance that regulators place on managing capital and other risks, on June 16, 2011, the banking agencies also issued proposed guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets; this proposed guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework. The guidance calls for the framework to (i) include activities and exercises that are tailored to the activities of the organization; (ii) employ multiple conceptually sound activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process.

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

Notably, the Revised Capital Rule updates the Prompt Corrective Action framework to correspond to the rule’s new minimum capital thresholds, which will take effect beginning on January 1, 2015. Under this new framework, (i) a well-capitalized insured depository institution is one having a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 8 percent or greater, a CET1 capital ratio of 6.5 percent or greater, a leverage capital ratio of 5 percent or greater and that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure; (ii) an adequately-capitalized depository institution is one having a total risk based capital ratio of 8 percent or more, a Tier 1 capital ratio of 6 percent or more, a CET1 capital ratio of 4.5 percent or more, and a leverage ratio of 4 percent or more; (iii) an undercapitalized depository institution is one having a total capital ratio of less than 8 percent, a Tier 1 capital ratio of less than 6 percent, a CET1 capital ratio of less than 4.5 percent, or a leverage ratio of less than 4 percent; and (iv) a significantly undercapitalized institution is one having a total risk-based capital ratio of less than 6 percent, a Tier 1 capital ratio of less than 4 percent, a CET1 ratio of less than 3 percent or a leverage capital ratio of less than 3 percent. The Revised Capital Rules retain the 2 percent threshold for critically undercapitalized institutions, but make certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

On November 6, 2013, the Company entered into a placement agency agreement with Hovde Group, LLC, acting as placement agent, in connection with the Company’s offering, issuance and sale directly to investors of an aggregate of 34,883,721 shares of the Company’s common stock, par value $0.10 per share, at a price of $2.15 per share. The Company’s net proceeds from this capital offering was approximately $72.0 million (including the CapGen Capital investment discussed below), after deducting all estimated offering expenses and placement agency fees. The sale of the common stock to the investors was made pursuant to purchase agreements, dated November 6, 2013, between the Company and each of the purchasers. The offering closed on November 12, 2013 for an aggregate of $50.0 million. As part of the totaloffering, on November 6, 2013, CapGen Capital Group III L.P. (“CapGen Capital”), which is the Company’s largest shareholder, entered into a stock purchase agreement with the Company, whereby CapGen Capital agreed to purchase 11,627,906 shares, or $25.0 million, of the Company’s common stock in this offering at $2.15 per share. CapGen Capital’s purchase of the shares of common stock was subject to regulatory approval by the Board of Governors of the Federal Reserve System because of CapGen’s existing ownership of our common stock. The approval was received and the CapGen closing occurred on January 13, 2014.

In December of 2013, the Company’s board of directors approved a 1 for 5 reverse stock split (“Reverse Stock Split”) that shareholders had previously authorized the board to complete. After filing Amended and Restated Articles of Incorporation of the Corporation, effective as of 12:01 am on December 13, 2013, each five (5) shares of the Company’s common stock issued and outstanding were combined into one (1) validly issued, fully paid and non-assessable share of common stock, without any further action by the Company or the holder thereof, subject to the treatment of fractional share interests. No fractional shares of common stock were issued in connection with the Reverse Stock Split and any fractional share interests were rounded up to the nearest whole share. The authorized number of shares of Common Stock of the Corporation after the 1 for 5 Reverse Stock Split was reduced from 300,000,000 shares to 60,000,000 shares.

As of December 31, 2013, the consolidated capital ratios of the Seacoast and Seacoast National were as follows:

	Regulatory	Seacoast	Seacoast
	Minimum	(Consolidated)	National
Tier 1 capital ratio	4.0%	15.62%	15.49%
Total risk-based capital ratio	8.0%	16.88%	16.74%
Leverage ratio	3.0-5.0%	9.59%	9.51%

Based upon its most recent regulatory examination, on September 19, 2013, the OCC released Seacoast National from its agreement to maintain a Tier 1 leverage capital ratio of at least 8.50 percent and a total risk-based capital ratio of at least 12.00 percent.

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2013, and brokered deposits are not restricted.

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

Seacoast National recorded net income in 2013 and 2011, and small loss in 2012, but no dividends were paid to us during any of these years. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s “profits”, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, based on our recent profitability, Seacoast National is eligible to distribute dividends up to $60.1million to us, without prior OCC approval, as of December 31, 2013. Seacoast National has not given any consideration to dividends to the extent permitted by regulation.

With the redemption of our Series A Preferred Stock on December 31, 2013, our ability to pay dividends is no longer limited by the terms of our Series A Preferred Stock. Prior to redemption, and subject to limited exceptions, if we were not current in the payment of quarterly dividends on the Series A Preferred Stock, we were not permitted to pay dividends on our common stock. Dividend payments on the Series A Preferred Stock were current at redemption on December 31, 2013. No dividends on our common stock were declared or paid in 2013.

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

On September 19, 2013, the OCC released Seacoast National from the formal agreement entered into on December 16, 2008, which was to improve Seacoast National’s asset quality. Under the formal agreement, Seacoast National’s board of directors appointed a compliance committee to monitor and coordinate Seacoast National’s performance. The formal agreement provided for the development and implementation of written programs to reduce Seacoast National’s credit risk, monitor and reduce the level of criticized assets, and manage commercial real estate (“CRE”) loan concentrations in light of current adverse CRE market conditions. Seacoast National complied with the terms of this agreement and the agreement was terminated.

In addition, on September 19, 2013, the OCC also released Seacoast National from a letter agreement that required Seacoast National to maintain specific minimum capital ratios by March 31, 2009 and subsequent periods, including a total risk based capital ratio of 12.00 percent and a Tier 1 leverage ratio of 7.50 percent. The agreed upon minimum capital ratios with the OCC were revised under the letter agreement to 12.00 percent for the total risk based capital ratio and 8.50 percent for the Tier l leverage ratio at January 31, 2010 and for subsequent periods. The federal bank regulatory agencies have sought higher capital levels than the minimums due to market conditions and the OCC had indicated that Seacoast National, in light of risks in its loan portfolio and local economic conditions, especially in the real estate markets, should hold capital commensurate with such risks. Seacoast National complied with the terms of this agreement and the agreement was terminated.

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

The FDIC issued a final rule effective April 1, 2009 that changed the way that the FDIC’s assessment system differentiates for risk, made corresponding changes to assessment rates beginning with the second quarter of 2009, and made other changes to the deposit insurance assessment rules. These rules included (1) a decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) an increase for brokered deposits above a threshold amount. These assessment rules increased assessments for banks that use brokered deposits above a threshold level to fund “rapid asset growth”. As a result, we were required to pay significantly increased premiums or additional special assessments.

To restore the FDIC’s DIF, all FDIC-insured institutions were required to prepay their deposit premiums for the next 3 years on December 30, 2009. The FDIC ruling also provided for maintaining the assessment rates at their current levels through the end of 2010, with a uniform increase of $0.03 per $100 of covered deposits effective January 1, 2011. On December 30, 2009, we prepaid $14.8 million of FDIC insurance premiums for the calendar quarters ending December 31, 2009 through December 31, 2012.

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

Since inception of the new schedule, Seacoast National’s overall rate for assessment calculations had been 14 basis points, the base rate for Risk Category II. As of September 19, 2013, with the release from its formal agreement with the OCC, Seacoast National’s rate was reduced to 8.15 basis points, a calculated rate under Risk Category I. Seacoast National anticipates it will continue to calculate its assessment rate under Risk Category I guidelines prospectively. For Seacoast National, the new methodology has had a favorable effect, with premiums totaling $2.7 million for 2012 and $2.6 million for 2013. Institutions with a prepayment amount remaining after paying their March 2013 premium were refunded any excess on their June 2013’s premium invoice. Seacoast National’s refund totaled $3.8 million.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the FICO. FICO assessments are set by the FDIC quarterly and ranged from 1.02 basis points in the first quarter of 2011 to 0.68 basis points in the last quarter of 2011, 0.66 basis points for all four quarters during 2012, and 0.64 basis points for all four quarters during 2013. The FICO assessment rate for the first quarter of 2014 is 0.62 basis points. FICO assessments of approximately $146,000, $125,000 and $124,000 were paid to the FDIC in 2011, 2012 and 2013, respectively.

Participation in Treasury’s Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. Under the TARP authorized by the EESA, the Treasury established the CPP providing for the purchase of senior preferred shares of qualifying FDIC-insured depository institutions and their holding companies. On December 19, 2008, pursuant to a letter agreement (the “Purchase Agreement”), we sold 2,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”) and a warrant (the “Warrant”) to acquire 1,179,245 shares of common stock to the Treasury pursuant to the CPP for an aggregate consideration of $50 million. Pursuant to the terms of the Warrant, the successful public capital raise conducted by the Company during 2009 reduced the number of shares under the Warrant by 50 percent to 589,625 shares of common stock. The Treasury’s interest in outstanding Series A Preferred Stock was sold on April 3, 2012 to third parties and the Company repurchased the Warrant for $81,000 (net of related expenses) on May 30, 2012. Prior to April 3, 2012, and as a result of our participation in the CPP, we agreed to certain limitations on our executive compensation as discussed further below.

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

At December 31, 2013, the Company redeemed all of the Series A Preferred Stock at par for $50 million, plus accrued dividends of $319,000. The $50.0 million offering of common stock completed in November 2013 provided the funding for the Company’s redemption of its Series A Preferred Stock. We currently believe that the Company’s overall level of capital is sufficient, given the current economic environment and the additional $25.0 million from the sale of common stock to CapGen Capital closed on January 13, 2014. Our earnings and asset quality objectives remain a priority, and as we return to sustainable profitability over the long term, we hope to be able to consider paying a dividend from Seacoast National to the Company, as well as to shareholders at some time in the future.

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

The Guidance applies to our CRE lending activities for construction and land development loans. At December 31, 2013, we had outstanding $33.3 million in commercial construction and residential land development loans and $34.2 million in residential construction loans to individuals, which represents approximately 30 percent of Seacoast National’s total risk based capital at December 31, 2013, well below the Guidance’s threshold.

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

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk. We have agreed with the OCC to manage our CRE risks. At December 31, 2013, the total CRE exposure for Seacoast National represents approximately172 percent of total risk based capital, below the Guidance’s threshold. See “Item 1. Business—Enforcement Policies and Actions; Formal Agreement with OCC.”

Furthermore, the Dodd-Frank Act contains provisions that may impact our business by reducing the amount of our commercial real estate lending and increasing the cost of borrowing, including rules relating to risk retention of securitized assets. Section 941 of the Dodd-Frank Act requires, among other things, a loan originator or a securitizer of asset-backed securities to retain a percentage of the credit risk of securitized assets. Federal regulators have issued a proposed and second proposed rule to implement these requirements, but have yet to issue final rules.

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

The CFPB recently issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the

Dodd-Frank Act, which took effect on January 10, 2014. The CFPB has also issued a number of other mortgage-related rules, including new rules pertaining to loan originator compensation, and that establish qualification, registration and licensing requirements for loan originators. These and other changes are likely to impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. Any or all of these proposals could have a negative effect on the financial performance of Seacoast National’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that Seacoast National can originate and sell into the secondary market and impairing Seacoast National’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

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

As noted above, Seacoast National will likely face a significant increase in its consumer compliance regulatory burden as a result of the combination of the CFPB and the significant roll back of federal preemption of state laws in the area. The responsibility for oversight of many consumer protection laws and regulations has, in large measure, transferred from the bank’s primary regulator to the CFPB. The CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services, such as revisions to privacy notice requirements, new rules for deposit advance products and amendments to the funds availability requirements of Regulation CC. It is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, including by revising consumer protection regulations and associated disclosures. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the CFPB will exercise this authority.

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

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. These monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. In response to the recent financial crisis, the Federal Reserve established several innovative programs to stabilize certain financial institutions and to ensure the availability of credit, which the Federal Reserve has begun to modify in light of improving economic conditions. However, the nature of future monetary policies and the effect of such policies on the bank’s future business and earnings cannot be predicted accurately.

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

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets over the past several years, including falling home prices and sales volumes, and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, as well as Seacoast National. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in many cases, to fail. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and reductions in business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

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

At December 31, 2013 and 2012, our nonperforming loans (which consist of nonaccrual loans) totaled $27.7 million and $41.0 million, or 2.1 percent and 3.3 percent of the loan portfolio, respectively. At December 31, 2013 and 2012, our nonperforming assets (which include foreclosed real estate) were $34.5 million and $52.8 million, or 1.5 percent and 2.4 percent of assets, respectively. In addition, we had approximately $3.1 million and $3.6 million in accruing loans that were 30 days or more delinquent at December 31, 2013 and 2012, respectively. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

As of December 31, 2013, we had deferred tax assets of $66.9 million, based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

The Company recorded income in 2011 that was higher than its loss for 2012, and recorded income for 2013. The Company is in a three-year cumulative pretax gain position at December 31, 2013. A cumulative gain position is considered positive evidence in assessing the prospective realization of a deferred tax asset from a forecast of future taxable income. We also consider all positive and negative evidence including the impact of recent operating results, reversal of existing taxable temporary differences, tax planning strategies and projected earnings with the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our deferred tax assets were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operation, thereby negatively affecting our stock price.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. The sale of common stock in August 2009 is no longer within the prior three-year look back period as required by Section 382 and reduced, but did not eliminate the possible negative effects of a change in ownership. As previously disclosed on May 27, 2011, we adopted an amendment to our Amended and Restated Articles of

Incorporation, as amended (“Articles of Incorporation”) that is intended to help preserve our net operating losses (the “Protective Amendment”), however, such amendment may not be effective. Based upon independent analysis, management does not believe the common stock offering in November 2013 and subsequent reverse stock split in December 2013 have any negative implications for the Company under Section 382.

Future acquisition and expansion activities may disrupt our business, dilute existing shareholders and adversely affect our operating results.

We periodically evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses do not perform consistent with our growth and profitability expectations;

•	risks of entering new market or product areas where we have limited experience;

•	risks that growth will strain out infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decrease in profitability; and

•	diversion of our management’s time and attention from our existing operations and businesses.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, as our earnings and capital position continue to improve, we will likely consider the acquisition of other banking businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we may not be able to consummate an acquisition that we believe is in our best interests, or we could endure regulatory delays or conditions that would prevent us from obtaining all of the expected benefits of a transaction. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

Deterioration in the real estate markets, including the secondary market for residential mortgage loans, can adversely affect us.

The effects of ongoing mortgage market challenges, combined with the correction in residential real estate market prices and reduced levels of home sales, could result in price reductions in single family home values, adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on the sale of mortgage loans. Declining real estate prices cause higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans can limit the market for and liquidity of most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. Deteriorating trends could occur, as various government programs to boost the residential mortgage markets and stabilize the housing markets wind down or are discontinued. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.

Florida has experienced a deeper recession and more dramatic slowdown in economic activity than other states and the decline in real estate values in Florida has been significantly larger than the national average. The declines in home prices and the volume of home sales in Florida, along with the reduced availability of certain types of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. While home prices have stabilized, further declines in home prices coupled with continued high or increased unemployment levels could cause additional losses which could adversely affect our earnings and financial condition, including our capital and liquidity.

Our concentration in commercial real estate loans could result in further increased loan losses.

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risks of the asset, especially during a difficult economy. As of December 31, 2013 and 2012, respectively, 42.4 percent and 41.5 percent of our loan portfolio were comprised of CRE loans. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2013, we recorded $3.2 million in provisioning for losses, compared to additions of $10.8 million in 2012 and $2.0 million in 2011.

Pursuant to the prior formal agreement that Seacoast National entered into with the OCC, Seacoast National adopted and implemented a written CRE concentration risk management program. Although the OCC has released Seacoast National from the formal agreement, we have continued to reduce our exposure to CRE; however, there is no guarantee that the program will effectively reduce our concentration in CRE.

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

Our ability to borrow could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and deterioration in credit markets.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.

We are a legal entity separate and distinct from Seacoast National and our other subsidiaries. Our primary source of revenue consists of dividends from Seacoast National. These dividends are the principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that Seacoast National may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. We do not expect to pay dividends on our common stock to shareholders in the foreseeable future and expect to retain all earnings, if any, to support our capital adequacy and growth.

We must effectively manage our interest rate risk.

Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Prolonged periods of unusually low interest rates may have an adverse effect on our earnings by reducing yields on loans and other earning assets. Increases in market interest rates may reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of nonperforming assets would increase, producing an adverse effect on operating results. Increases in interest rates can have a material impact on the volume of mortgage originations and refinancings, adversely affecting the profitability of our mortgage finance business. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.

Federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts were repealed in 2011 by the Dodd-Frank Act. This change has had limited impact to date due to the excess of commercial liquidity and the very low rate environment in recent years. There can be no assurance that we will not be materially adversely affected in the future if economic activity increases and interest rates rise, which may result in our interest expense increasing, and our net interest margin decreasing, if we must offer interest on demand deposits to attract or retain customer deposits.

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

The Dodd-Frank Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued. Certain provisions of the Act have been implemented by regulation, while others are expected to be implemented in the coming years. The Dodd-Frank Act addresses a number of issues, including capital requirements, compliance and risk management, debit card overdraft fees, healthcare, incentive compensation, expanded disclosures and corporate governance. The Dodd-Frank Act established a new, independent CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and can enforce consumer protection rules issued by the CFPB. The CFPB is working on a wide range of consumer protection initiatives, including revisions to existing regulations, many of which will likely impact our business.

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

FDIC insurance premiums we pay may be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and further reduce the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule in 2009, raising deposit insurance premium rates, and also requiring all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which was paid on December 30, 2009. In June 2013, the FDIC returned remaining amounts of unused prepaid assessments to participating institutions.

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

Both we and Seacoast National must meet regulatory capital requirements and maintain sufficient liquidity and our regulators may modify and adjust such requirements in the future. Seacoast National is no longer required to adhere to an informal letter agreement with the OCC to maintain a Tier 1 leverage capital ratio of 8.50 percent and a total risk-based capital ratio of 12.00 percent, and we were capable of raising additional capital for the redemption of our Series A Preferred Stock; however, our ability to raise additional capital, when and if needed in the future, will depend on conditions in the capital markets, general economic conditions and a number of other factors, including investor perceptions regarding the banking industry and the market, governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Although we currently comply with all capital requirements, we will be subject to more stringent regulatory capital ratio requirements in the future and we may need additional capital in order to meet those requirements. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition, generally. Under FDIC rules, if Seacoast National ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may both be restricted.

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

The Federal Reserve has proposed guidelines on executive compensation. Reflecting regulators’ focus on compensation issues, in 2010, the FDIC proposed, but did not finalize, a rule to incorporate employee compensation factors into the risk assessment system which would adjust risk-based deposit insurance assessment rates if the design of certain compensation programs does not satisfy certain FDIC goals to prevent executive compensation from encouraging undue risk-taking. In addition, the Dodd-Frank Act requires banking regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material loss at certain financial institutions with $1 billion or more in assets. Regulators have proposed, but not yet finalized, rules on the topic. Further, in June, 2010, the Federal Reserve, the OCC, the Office of Thrift Supervision, and the FDIC jointly issued comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation.

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

The short-term and long-term impact of the new Basel III capital standards and their implementing rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. U.S. Regulators recently issued the Revised Capital Rules, which implement Basel III, as well as capital requirements set forth in the Dodd-Frank Act. These rules establish increased minimum capital requirements and create other new requirements, such as the requirement to maintain a “capital conservation buffer” on top of the minimum risk-weighted asset ratios. These rules will begin to take effect on January 1, 2015 and will be phased in over a four year period. For a more detailed description of Basel III and the Revised Capital Rules, see “Item 1. Business—Supervision and Regulation.”

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

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Our operations rely on external vendors.

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations, particularly in the areas of operations, treasury management systems, information technology and security, exposing us to the risk that these vendors will not perform as required by our agreements. An external vendor’s failure to perform in accordance with our agreement could be disruptive to our operations, which could have a material adverse impact on our business, financial condition and results of operations.

We must effectively manage our information systems risk.

We rely heavily on our communications and information systems to conduct our business. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully depends in part upon our ability to use technology to provide products and services that will satisfy customer demands. Many of the Company’s competitors invest substantially greater resources in technological improvements than we do. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our business, results of operations or financial condition.

Our communications and information systems remain vulnerable to unexpected disruptions and failures. Any failure or interruption of these systems could impair our ability to serve our customers and to operate our business and could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny or enforcement or expose us to civil litigation and possible financial liability. While we have developed extensive recovery plans, we cannot assure that those plans will be effective to prevent adverse effects upon us and our customers resulting from system failures. While we maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems, we cannot assure that this policy would be sufficient to cover all related financial losses and damages should we experience any one or more of our or a third party’s systems failing or experiencing a cyber-attack.

We collect and store sensitive data, including personally identifiable information of our customers and employees. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-

party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships.

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

The CFPB’s issued rules may have a negative impact on our loan origination process, and compliance and collection costs, which could adversely affect our mortgage lending operations and operating results.

The CFPB issued rules that are likely to impact our residential mortgage lending practices, and the residential mortgage market generally, including rules that implement the “ability-to-repay” requirement and provide protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act, which took effect on January 10, 2014. The CFPB has also issued a number of other mortgage-related rules, including new rules pertaining to loan originator compensation, and that establish qualification, registration and licensing requirements for loan originators. These and other changes are likely to impose restrictions on future mortgage loan originations, diminish lenders’ rights against delinquent borrowers or otherwise change the ways in which lenders make and administer residential mortgage loans. These rules could have a negative effect on the financial performance of Seacoast National’s mortgage lending operations, by, among other things, reducing the volume of mortgage loans that Seacoast National can originate and sell into the secondary market, increasing its compliance burden and impairing Seacoast National’s ability to proceed against certain delinquent borrowers with timely and effective collection efforts.

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

We are currently authorized to issue up to 60 million shares of common stock, of which 23,637,434 shares were outstanding as of December 31, 2013, and up to 4 million shares of preferred stock, of which no shares are outstanding. Subject to certain Nasdaq requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

Seacoast currently operates its Seacoast Marine Finance Division in a 2,009 square foot leased facility in Ft. Lauderdale, Florida, a 430 square foot leased space in Alameda, California and a 1,200 square foot leased space in Newport Beach, California, and has representation with offices in Washington and Maine.

Seacoast National maintained approximately 33 branch offices, five newly opened loan production offices and its main office in Florida at December 31, 2013. As of December 31, 2013, the net carrying value of these offices (excluding the main office) was approximately $26.3 million. Seacoast National’s branch and loan production offices in 2013 are generally described as follows:

Branch Office	Year Opened	Square Feet	Owned/Leased

Jensen Beach 1000 N.E. Jensen Beach Blvd. Jensen Beach, FL 34957	1977	1,920	Owned

East Ocean 2081 S.E. U.S. Highway 1 Stuart, FL 34996	1978 (relocated in 1995)	2,300	Owned

Cove Road 5755 S.E. U.S. Highway 1 Stuart, FL 34997	1983	3,450	Leased

Hutchinson Island 4392 N.E. Ocean Blvd. Jensen Beach, FL 34957	1984	4,000	Leased

Westmoreland 1108 S.E. Port St. Lucie Blvd. Port St. Lucie, FL 34952	1985 (relocated in 2008)	4,468 (with 1,179 available to be leased to tenants)	Owned building located on leased land

Wedgewood Commons 3200 U.S. Highway 1 Stuart, FL 34997	1988 (relocated in 2009)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land.

Bayshore 247 S.W. Port St. Lucie Blvd. Port St. Lucie, FL 34984	1990	3,520	Leased

Hobe Sound 11711 S.E. U.S. Highway 1 Hobe Sound, FL 33455	1991	8,000 (with 1,225 available to be leased to tenants)	Owned

Fort Pierce 1901 South U.S. Highway 1 Fort Pierce, FL 34950	1991 (relocated in 2008)	5,477 (2,641 available to be leased to tenants)	Owned building located on leased land

Martin Downs 2601 S.W. High Meadow Ave. Palm City, FL 34990	1992	3,960	Owned

Tiffany 9698 U.S. Highway 1 Port St. Lucie, FL 34952	1992	8,250	Owned

Vero Beach 1206 U.S. Highway 1 Vero Beach, FL 32960	1993	3,300	Owned

Cardinal 2940 Cardinal Dr. Vero Beach, FL 32963	1993 (relocated in 2008)	5,435	Leased

St. Lucie West 1100 S.W. St. Lucie West Blvd. Port St. Lucie, FL 34986	1994 (relocated in 1997)	4,320	Leased

Sebastian Wal-Mart 2001 U.S. Highway 1 Sebastian, FL 32958	1996	865	Leased

South Vero Square 752 U.S. Highway 1 Vero Beach, FL 32962	1997	3,150	Owned

Oak Point 3730 7th Terrace Vero Beach, FL 32960	1997	5,619 (with 2,030 sublet to tenants)	Leased; closed in January 2013

Sebastian West 1110 Roseland Rd. Sebastian, FL 32958	1998	3,150	Owned

Tequesta 710 N. U.S. Highway 1 Tequesta, FL 33469	2003	3,500	Owned

Jupiter 585 W. Indiantown Rd. Jupiter, FL 33458	2004	2,881	Owned building located on leased land

Vero 60 West 6030 20th Street Vero Beach, FL 32966	2005	2,500	Owned

Downtown Orlando 65 N. Orange Ave. Orlando, FL 32801	2005	6,752	Leased

Maitland 541 S. Orlando Ave. Maitland, FL 32751	2005	4,536	Leased

Longwood 2101 W. State Rd. 434 Longwood, FL 32779	2005	4,596	Leased; closed in January 2013

PGA Blvd. 3001 PGA Blvd. Palm Beach Gardens, FL 33410	2006	13,454	Leased

South Parrott 1409 S. Parrott Ave. Okeechobee, FL 34974	2006	8,232	Owned

North Parrott 500 N. Parrott Ave. Okeechobee, FL 34974	2006	3,920	Owned

Arcadia 1601 E. Oak St. Arcadia, FL 34266	2006 (expanded in 2008)	3,256	Owned

Moore Haven 501 U.S. Highway 27 Moore Haven, FL 33471	2006 (relocated from leased premises in 2012)	4,415	Owned

Clewiston 300 S. Berner Rd. Clewiston, FL 33440	2006	5,661	Owned

LaBelle 17 N. Lee St. LaBelle, FL 33935	2006	2,361	Owned

Lake Placid 199 U.S. Highway 27 North Lake Placid, FL 33852	2006	2,125	Owned

Viera – The Avenues 6711 Lake Andrew Dr. Viera, FL 32940	2007	5,999	Leased

Murrell Road 5500 Murrell Rd. Viera, FL 32940	2008	9,041 (with 2,408 leased to tenants and 1,856 to be leased)	Leased

Gatlin Boulevard 1790 S.W. Gatlin Blvd. Port St. Lucie, FL 34953	2008	5,300 (with 2,518 available for leasing)	Owned

Loan Production Offices	Opened In	Square Feet	Owned/Leased

Hannibal Square 444 W. New England Avenue, Suite 117 Winter Park, FL 32789	2013	2,000	Leased

Rialto 7335 W. Sand Lake Road, Suite 137 Orlando, FL 32819	2013	1,489	Leased

Park Place 7025 County Road 46A, Suite 1091 Heathrow, FL 32746	2013	1,979	Leased

Victoria Park Shoppes 622 North Federal Highway Ft. Lauderdale, FL 33304	2013	1,800	Leased

Town Center 5250 Town Center Circle, Suite 109 Boca Raton, FL 34486	2013	1,495	Leased

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

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

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“Nasdaq”). As of February 28, 2014 there were 25,969,099 shares of our common stock outstanding, held by approximately 1,560 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sales Price per Share of Seacoast Common Stock		Quarterly Dividends Declared Per Share of Seacoast Common Stock
	High	Low
2012
First Quarter	$9.70	$7.50	$0.00
Second Quarter	9.55	6.85	0.00
Third Quarter	8.45	6.60	0.00
Fourth Quarter	8.25	6.90	0.00
2013
First Quarter	$11.25	$7.35	$0.00
Second Quarter	11.00	8.50	0.00
Third Quarter	12.30	10.10	0.00
Fourth Quarter	12.49	10.10	0.00

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

Additional information regarding restrictions on the ability of Seacoast National to pay dividends to us is contained in Note C of the “Notes to Consolidated Financial Statements” in our 2013 Annual Report, portions of which are incorporated by reference herein, including in Part II, Item 8 of this report. See “Item 1. Business- Payment of Dividends” of this Form 10-K for information with respect to the regulatory restrictions on dividends.

Outstanding Warrants

On May 30, 2012, Seacoast repurchased the Warrant previously issued to the U.S. Treasury under the TARP CPP for $81,000 (net of related expenses). Seacoast had no warrants outstanding at December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Item 6.	Selected Financial Data

For five years selected financial data of the Company is set forth under the caption “Financial Highlights” on page 64.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 65-99.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see “Interest Rate Sensitivity”, “Securities”, and “Market Risk” sections of Management’s Discussion and Analysis on pages 86-88 and pages 96-97.

Item 8.	Financial Statements and Supplementary Data

The reports of KPMG LLP, an independent registered public accounting firm, and the Consolidated Financial Statements and Notes appear on pages 119-167. “Quarterly Consolidated Income Statements” are included on page 118 entitled “Selected Quarterly Financial Information”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based upon that evaluation, the CEO and CFO concluded that, as a result of a material weakness in internal control over financial reporting that is described below in Management’s Report on Internal Control Over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

(b) Management’s Report on Internal Control Over Financial Reporting

Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report, dated March 17, 2014, which appears elsewhere within this Form 10-K. Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in the internal control over financial reporting relating to the following item:

Financial Reporting

•

As of December 31, 2013, management concluded that there was a material weakness in the Company’s internal control over financial reporting because the Company did not have a control designed to provide for an effective review of the accounting for previously recorded charge-offs, a non-routine matter, related to a matured troubled debt restructured loan. This control deficiency resulted in a misstatement to the allowance for loan losses in the Company’s third quarter earnings press release issued on October 28, 2013, and allowed for a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis. The Company filed a Form 8-K on November 12, 2013 updating and correcting the prior earnings press release, and the Company’s Form 10-Q for the third quarter was filed with the corrected items on November 14, 2013. Although the error was corrected prior to the filing of the Company’s third quarter Form 10-Q, management did not complete its evaluation of the control deficiency until the fourth quarter of 2013.

(c) Remediation Plan

Over the next year, the Company will focus on its internal controls over its accounting for non-routine accounting matters related to troubled debt restructured loans, and the Company will implement a control to ensure that the Company’s financial department will provide for additional management review and will consult, as needed, with outside independent consultants and accounting experts when faced with non-routine accounting matters.

(d) Changes in Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated any change in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 in accordance with the requirements of Rule 13a-15(d) promulgated by the SEC under the Exchange Act. There were no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, the Company’s management has developed and will implement a new procedure to remediate the material weakness identified in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1—Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2014 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation and Governance Committee Report” and “2013 Director Compensation” in the 2014 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2013.

Equity Compensation Plan Information

December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities represented in column (a))
Equity compensation plans approved by shareholders:
2000 Plan (1)	52,850	$115.47	0
2008 Plan (2)	0	0.00	0
2013 Plan (3)	49,000	11.00	982,715
Employee Stock Purchase Plan (4).	0	0.00	129,934

TOTAL	101,850	$65.10	1,112,649

(1)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.
(2)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.

(3)	Seacoast Banking Corporation of Florida 2013 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, prospectively.
(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1—Election of Directors” and “Security Ownership of Management and Certain Beneficial Holders” in the 2014 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Compensation and Governance” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2014 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 119.

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

Exhibit 3.1.7 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 25, 2010.

Exhibit 3.1.8 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed June 1, 2011.

Exhibit 3.1.9 Articles of Amendment to the Amended and Restated Articles of Incorporation

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 13, 2013.

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

Exhibit 4.11 Stock Purchase Agreement

Dated November 6, 2013, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K, filed November 7, 2013.

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

Exhibit 10.5 2000 Long Term Incentive Plan as Amended*

Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-49972, filed November 15, 2000.

Exhibit 10.6 Executive Deferred Compensation Plan*

Incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 30, 2001.

Exhibit 10.7 Change of Control Employment Agreement*

Dated December 24, 2003 between Dennis S. Hudson, III and the Company, incorporated herein by reference from Exhibit 10.14 to the Company’s Form 8-K, filed December 29, 2003.

Exhibit 10.8 Change of Control Employment Agreement*

Dated December 24, 2003 between William R. Hahl and the Company, incorporated herein by reference from Exhibit 10.17 to the Company’s Form 8-K, filed December 29, 2003.

Exhibit 10.9 Amended & Restated Directors Deferred Compensation Plan*

Exhibit 10.10 2008 Long-Term Incentive Plan*

Incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Form DEF 14A, filed March 18, 2008.

Exhibit 10.11 Form of 409A Amendment to Employment Agreements with Dennis S. Hudson, III and William R. Hahl

Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2009.

Exhibit 10.12 Letter Agreement Regarding Lead Director Position*

Dated October 24, 2012 between Roger O. Goldman and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed October 29, 2012.

Exhibit 10.13 Stipulation and Consent to a Civil Monetary Penalty

Dated January 10, 2013 between the Office of the Comptroller of the Currency and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 15, 2013.

Exhibit 10.14 Placement Agency Agreement

Dated November 6, 2013 between Hovde Group, LLC and the Company, incorporated herein by reference from Exhibit 1.1 to the Company’s Form 8-K, filed November 7, 2013.

Exhibit 10.15 Form of Purchase Agreement

Dated November 6, 2013 between investors and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed November 7, 2013.

Exhibit 10.16 2013 Incentive Plan

Incorporated herein by reference from Exhibit A to the company’s Proxy Statement on Form DEF 14A, filed April 9, 2013

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

Date: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 17, 2014

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 17, 2014

/s/ Dennis J. Arczynski Dennis J. Arczynski, Director	March 17, 2014

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 17, 2014

/s/ T. Michael Crook T. Michael Crook, Director	March 17, 2014

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr., Director	March 17, 2014

Date

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 17, 2014

/s/ Roger O. Goldman Roger O. Goldman, Director	March 17, 2014

/s/ Dale M. Hudson Dale M. Hudson, Director	March 17, 2014

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 17, 2014

/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 17, 2014

/s/ Edwin E. Walpole Edwin E. Walpole, III, Director	March 17, 2014

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
FOR THE YEAR
Net interest income	$65,206	$64,809	$66,839	$66,212	$73,589
Provision for loan losses	3,188	10,796	1,974	31,680	124,767
Noninterest income:
Other	24,319	21,444	18,345	18,134	17,495
Loss on sale of commercial loan	0	(1,238)	0	0	0
Securities gains, net	419	7,619	1,220	3,687	5,399
Noninterest expenses	75,152	82,548	77,763	89,556	130,227
Income (loss) before income taxes	11,604	(710)	6,667	(33,203)	(158,511)
Provision (benefit) for income taxes	(40,385)	0	0	0	(11,825)
Net income (loss)	51,989	(710)	6,667	(33,203)	(146,686)
Per Share Data
Net income (loss) available to common shareholders:
Diluted	2.44	(0.24)	0.16	2.41	(23.39)
Basic	2.46	(0.24)	0.16	2.41	(23.39)
Cash dividends declared	0.00	0.00	0.00	0.00	0.05
Book value per share common	8.40	6.16	6.46	6.42	9.25
Dividends to net income	0.0%	0.0%	0.0%	0.0	n/m 1
AT YEAR END
Assets	$2,268,940	$2,173,929	$2,137,375	$2,016,381	$2,151,315
Securities	641,611	656,868	668,339	462,001	410,735
Net loans	1,284,139	1,203,977	1,182,509	1,202,864	1,352,311
Deposits	1,806,045	1,758,961	1,718,741	1,637,228	1,779,434
Shareholders’ equity	198,604	165,546	170,077	166,299	151,935
Performance ratios:
Return on average assets	2.38%	(0.03)%	0.32%	(1.60)%	(6.58)
Return on average equity	28.36	(0.43)	4.03	(19.30)	(73.79)
Net interest margin [2]	3.15	3.22	3.42	3.37	3.55
Average equity to average assets	8.38	7.81	8.01	8.27	8.92

1.	Not meaningful
2.	On a fully taxable equivalent basis

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) and their results of operations during 2013, 2012 and 2011. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast National Bank (“Seacoast National” or the “Bank”). This discussion and analysis is intended to highlight and supplement information presented elsewhere in the annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Overview

Recent years have been difficult for the U.S. economy and for the financial services industry generally. The Company’s earnings have been negatively impacted by the Great Recession resulting in higher credit costs, stemming from ongoing deterioration in real estate values, as well as increased unemployment and other negative economic factors. Located in Florida, our markets experienced significant property value declines, which began in late 2007 and continued through 2011. These values began to stabilize in 2012 and have improved over the last year. While the Company did not have material exposure to the investments and products that originally plagued the industry (e.g., sub-prime loans, structured investment vehicles and collateralized debt obligations), the Company’s loan portfolio exposure to construction and land development and the residential housing sectors pressured our loan portfolio, resulting in increased credit costs and foreclosed asset expenses. As the economic downturn continued, consumer confidence and weak economic conditions began to impact areas of the economy outside of the housing sector and restrained new loan demand from credit worthy borrowers. Throughout this difficult operating environment, the Company proactively positioned its business for growth by aggressively focusing on improving credit quality, de-risking the overall loan portfolio, disposing of problem assets, increasing loan production and growing core deposits.

As a result of this focused effort, the year ended December 31, 2013 marked an important turning point for the Company because of both quantitative and qualitative improvements in our business. For 2013, pretax earnings were substantially improved over the prior year due to our ongoing investments in loan production personnel, digital technology and the effects of asset quality improvements and expense management. As a result, the Company during 2013 was able to

•	recapture the $45 million valuation allowance on its net deferred tax assets

•	successfully raise $75 million in common equity

•	terminate the Bank’s formal agreement with the OCC

•	redeem the Company’s $50 million in outstanding Series A Preferred Stock originally issued to the U.S. Department of Treasury under the Troubled Asset Relief Program

We believe these important accomplishments better position the Company to increase net income to common shareholders in 2014 and in the future. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value. Net interest income increased during 2013 with increased loan production and lower core deposit costs offsetting the lower spreads earned due to the Federal Reserve’s quantitative easing programs. Noninterest income also increased in 2013, as a result of growth in mortgage banking, fees earned from households and business deposit relationships and from wealth management services. These successes were a direct result of the successful execution of our strategic initiatives and our improved condition supporting better growth for both consumer household and commercial relationships.

The Company reduced noninterest expenses by $7.4 million, or, during 2013, while absorbing increases in core operating expenses totaling $3.7 million related to new investments, including five new business loan production offices in Ft. Lauderdale, Boca Raton and Orlando, Florida (“Accelerate” offices) (see our Form 10-K for December 31, 2013, “Part I, Item 2—Properties” for more detail), and costs associated with faster customer adoption of our digital product offerings. Through the Accelerate offices, the Company continues to focus on reaching customers in unique ways, creating a path to achieve higher customer satisfaction. The Accelerate offices provide our customers with talented, results-oriented staff, specializing in the loans to the smaller business market segment. From their tenure and market experience, our bankers are familiar with the multitude of challenges the small business customer faces. Seacoast’s intends to build customer relationships with depth that surpass traditional commercial lending, and open opportunities into other areas in which we provide services.

Our customer growth strategy has also included investments in digital delivery and products we believe have contributed to increasing core customer funding. As of December 31, 2013, approximately 43% of our online customers have adopted mobile product offerings, and mobile users grew by over 90% during 2013. We are concentrating on building a more integrated distribution system which will allow us to reduce our fixed costs as we further invest in technology designed to better serve our customers. Revenue growth improved throughout the year as our new investments began to produce results and our legacy franchise experienced continued organic growth.

The Company’s risk profile improved in 2013, with higher earnings, lower nonperforming assets and associated costs, additional capital, a recovery of the valuation allowance for net deferred tax assets, and improving loan originations and core funding growth. During the last two quarters of 2012, management’s plan to improve earnings for 2013 began with the implementation of a combination of actions, including additional office consolidations, revenue enhancements, an acceleration of growth initiatives and a variety of cost-saving opportunities. Problem loan liquidation activities during the last half of 2012 were part of this larger initiative to support earnings growth in 2013. As a result, net income for 2013 totaled $51,989,000, compared to a net loss of $710,000 for 2012 and net income of $6,667,000 for 2011. Adjustments to expense associated with branch consolidations, severance and organizational changes to restore higher levels of profitability totaled $1,562,000 and impacted the Company’s reported net loss of $710,000 for 2012. Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for 2013 totaled $47.9 million or $2.44 per average common diluted share, compared to a net loss of $4.5 million or $(0.24) per average common diluted share for 2012, and net income available to common shareholders of $2.9 million, or $0.16 per average common diluted share, in 2011. Per share amounts reflect the 1 for 5 reverse stock split effective December 13, 2013, as previously approved by shareholders of the Company at its annual meeting in 2013.

Additional cost reductions of approximately $1.2 million are expected during the first quarter of 2014 and include lower compensation expenses related to less mortgage banking production in 2014. In addition, we project noncore credit related expenses, primarily losses on other real estate owned (“OREO”) and asset disposition expense, will continue to decline as nonperforming assets decline and the economy improves, and we also expect the provision for loan losses will be lower for 2014. Our successful retail and business deposit growth initiatives continue to be emphasized and we expect further increases in households served, margins and fees for 2014.

The Company’s capital is expected to continue to increase with positive earnings. The board and management currently believe that the Company’s overall level of capital is sufficient given the current economic environment.

Our Business

The Company is a single-bank holding company with operations on Florida’s southeast coast (ranging from Broward County in the south to Brevard County in the north) as well as Florida’s interior around Lake Okeechobee and up through Orlando. The Company had 34 full service offices at December 31, 2013, compared to 36 offices at December 31, 2012, with two full service offices closed and consolidated with other locations during January 2013. Two other full service offices were closed and consolidated in December 2012. During 2013, five new loan production offices with supporting personnel were opened, two late in the first quarter, two during the second quarter and one in the fourth quarter of 2013. The Company, through Seacoast National, provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, brokerage, secured and unsecured loan products, including revolving credit facilities, letters of credit and similar financial guarantees. Seacoast National also provides trust and investment management services to retirement plans, corporations and individuals.

While the past recession adversely affected our markets, we have seen much improvement in the last year and expect these markets to continue to improve because these areas in Florida remain attractive markets in which to live. As the Company continues to focus on growth initiatives, the Company will likely consider strategic acquisitions as part of the Company’s overall future growth plans in complementary and attractive markets within the state of Florida.

Strategic Review

The Company operates both a full retail banking strategy in its core markets, which are some of Florida’s wealthiest, as well as a complete commercial banking strategy. The Company’s core markets are comprised of Martin, St. Lucie and Indian River counties located on Florida’s southeast coast and Okeechobee County, which is contiguous to these coastal counties. Our core markets contain 23 of our 34 retail full service locations, including four private banking centers. Because of the branch coverage in these markets, the Company has a significant presence, which provides convenience to customers and results in a larger deposit market share. The Company’s deposit mix is favorable with 83% of average deposit balances comprised of NOW, savings, money market and noninterest bearing transaction customer accounts. The cost of deposits averaged 0.16% for 2013 (compared to 0.32 percent for 2012 and 0.65 percent for 2011), which the Company believes ranks among the lowest when compared to other banks operating in the Company’s market. The Company has improved its acquisition, retention and mix of deposits and has benefited from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates. This has resulted in lower funding costs and improved profitability. As part of the Company’s complete retail product and service offerings, customers are provided wealth management services through our trust wealth management division and brokerage services through a co-source relationship.

The Company’s net interest margin decreased 7 basis points to 3.15% during 2013 from 2012. This follows the prior year’s trend with net interest margin decreasing from 3.42% in 2011 to 3.22% in 2012. In 2013, net interest income was higher as a result of improved deposit mix and loan growth, but lower loan and investment security yields partially offset this increase. In 2012, a portion of the securities portfolio was sold to reduce interest rate and price risk, and this reduced interest income from investment securities compared to the prior year. In addition, net interest income was lower in 2012 as a result of higher cash liquidity. Both commercial and residential loan production improved during 2013 and 2012. In 2013, the Company had commercial/commercial real estate loan production of $200 million, compared to more limited production of $111 million and $63 million, respectively, for 2012 and 2011. The Company closed $251 million in residential loans during 2013, slightly higher than the $250 million in 2012, and an improvement over $191 million in 2011. Stabilizing home values and lower interest rates have improved the Company’s residential loan production in each of the past three years. Higher interest rates beginning in the third quarter of 2013 have recently slowed residential loan production. However, we expect improved commercial loan production, which we anticipate will be accomplished by increasing market share through our growing presence in the Orlando and Palm Beach markets. There should also be additional growth opportunities as Florida’s economy improves.

As of December 31, 2013 and 2012, our commercial real estate (“CRE”) loans were $553.7 million and $508.6 million, respectively, up 8.9% and down 4.2% from the respective prior years. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding at December 31, 2013 (as defined in guidelines) represented 172 percent of risk-based capital, which is below the regulatory threshold. Our construction and land development loans were $67.5 million at December 31, 2013, up $6.8 million from $60.7 million at December 31, 2012, which was up $11.5 million from $49.2 million at December 31, 2011. The size of our average commercial construction and land development loan at December 31, 2013, 2012 and 2011 was $416,000, $496,000 and $418,000, respectively.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has made a historic effort over the past six years to rejuvenate the economy and limit the effect of the recession by lowering interest rates to between 0 and 25 basis points and expanding various liquidity programs. Recently, while indicating a reduction of securities purchases under their quantitative easing program, the Federal Reserve reaffirmed its forecast for a moderate economic recovery through 2014 and into 2015. As a result of the slow economic recovery, the Federal Reserve has reaffirmed that it will maintain key interest rates at record lows at least through 2014. While rates have been at historic lows, it is not expected to continue indefinitely. Our net interest margin for the fourth quarter 2013 was successfully managed to 3.08%, down 17 basis points compared to third quarter 2013 when a $505,000 recovery of interest related to nonaccrual loans was recorded. Prospectively, our focus will be on continuing to improve our deposit mix by increasing low cost deposits and adding to our loan balances to offset compressed interest rate spreads expected to continue over the next year.

Our local economy in Florida appears to be in recovery. The residential real estate market is becoming stronger as pricing continues to firm and sales volumes continue to increase. Many seasonal businesses are now reporting improving trends, and while the unemployment rate remains relatively high it has been improving. We are hopeful that this economic cycle’s negative impacts are diminishing, and the Congress and President of the United States will collaborate to avert any further dampening to the economy prospectively. The recession and banking crisis significantly impacted community banks in Florida and our primary competitors now are the mega-banks, and there are fewer of them to compete with today. Many of these large institutions are struggling with higher capital requirements and new restrictions and regulations that are requiring difficult choices regarding the business models that they operated under for years. We continue to believe we have entered a period of opportunity to achieve meaningful market share gains from our mega-bank competition.

Loan Growth and Lending Policies

In recent years, the Company increased its focus and monitoring of its exposure to residential land, acquisition and development loans. We undertook steps to de-risk this portfolio and our activities resulted in greater loan pay-downs, collections from guarantors, and obtaining additional collateral to support the loans. While no bulk loan sales were transacted during 2013, the Company utilized loan sales in the past to better control the level of these assets and other commercial real estate loans. In 2012, we had $9 million in loan sales and $28 million in loan sales during 2011. Overall, the Company reduced its exposure to residential land, acquisition and development loans from its peak of $352 million or 20.2 percent of total loans in early 2007 to $11 million or 0.8 percent at December 31, 2013.

For 2013, balances in the loan portfolio increased 6.4 percent, compared with an increase of 1.5 percent for 2012 and a decline of 2.6 percent for 2011, reflecting an improvement from the recessionary climate, significantly lower loan demand and loan sales for prior years. Loan growth accelerated and built momentum during 2013, as the local economy improved and we opened our new loan production offices. The Company expects loan growth opportunities for all types of lending in 2014, including commercial lending to targeted customer segments and 1-4 family agency conforming residential mortgages, although we anticipate residential loan production during 2014 to be in line with our 2013 results. During the past year, we continued to expand our business banking teams, adding new commercial loan officers in the newly opened offices. We believe that achieving our revenue growth objectives, together with continued reductions in credit costs and reduced problem loan related expenses, will provide us with the potential to make further, meaningful improvements in our earnings in 2014.

Deposit Growth, Mix and Costs

The Company’s focus on high quality customer service, expanded digital products and distribution, as well as convenient branch locations supports its strategy to provide stable, low cost deposit funding growth over the long term. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining its focus on building customer relationships. We believe that digital product offerings are central to prospective core deposit growth as access via these distribution channels is increasingly required by our customers. During the last two years, the Company experienced significant growth in its average transaction deposits (noninterest bearing demand and NOW accounts), with increases of $98.7 million or 12.0 percent in 2013, and $97.7 million or 13.5 percent in 2012, year over year. Along with new relationships, our deposit programs have improved our market share, increased average services per household, and decreased customer attrition.

Our growth in core deposits has also helped us limit further degradation to our net interest margin throughout the last two years. Declines in certificates of deposit (“CDs”), which are a higher cost of funds, continued in 2013 and 2012, but growth in core deposit relationships more than offset such declines. At December 31, 2013 and 2012, CDs declined $39.8 million and $150.1 million, respectively, compared to prior year. The Company believes that its overall deposit mix remains favorable and its average cost of deposits, including noninterest bearing demand deposits, remains low. The average cost of deposits for the Company continued to trend lower in 2013. In 2013, the cost of deposits was 0.16 percent, decreasing 16 basis points from 0.32 percent for the prior year, which was a 33 basis point decrease from 0.65 percent in 2011.

During 2013, total deposits increased $47 million or 2.7 percent and sweep repurchase agreements increased $15 million or 10.6 percent, versus 2012. In comparison, during 2012 total deposits increased $40 million or 2.3 percent and sweep repurchase agreements increased $1 million or 0.4 percent when compared to 2011. Most of the increase in sweep repurchase agreements during 2013 was in public funds, principally from higher tax collector receipts.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:

•	the allowance and the provision for loan losses;

•	fair value measurements;

•	other than temporary impairment of securities;

•	realization of deferred tax assets; and

•	contingent liabilities.

The following is a discussion of the critical accounting policies intended to facilitate a reader’s understanding of the judgments, estimates and assumptions underlying these accounting policies and the possible or likely events or uncertainties known to us that could have a material effect on our reported financial information. For more information regarding management’s judgments relating to significant accounting policies and recent accounting pronouncements (see “Note A-Significant Accounting Policies” to the Company’s consolidated financial statements).

Allowance and Provision for Loan Losses

Management determines the provision for loan losses charged to operations by continually analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company’s policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management, factors beyond the control of the Company, such as general economic conditions, both locally and nationally, make management’s judgment as to the adequacy of the provision and allowance for loan losses necessarily approximate and imprecise (see “Nonperforming Assets”).

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For 2013 we recorded a lower provision for loan losses of $3.2 million, which compared to provisioning for 2012 of $10.8 million. Net charge-offs of $5.2 million for 2013 compared to net charge-offs of $14.3 million for 2012, and were 0.41 and 1.16 percent of average total loans for each year, respectively. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Table 12 provides certain information concerning the Company’s allowance and provisioning for loan losses for the years indicated.

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined $2,036,000 to $20,068,000 at December 31, 2013, compared to $22,104,000 at December 31, 2012. The allowance for loan losses (“ALLL”) framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of December 31, 2013, the specific allowance related to impaired loans individually evaluated totaled $5.4 million, compared to $7.3 million as of December 31, 2012.

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

Residential and consumer (installment, secured lines, and unsecured lines) are analyzed differently as risk ratings, or grades, are not assigned to individual loans. Residential and consumer loan losses are tracked by pool. Management examines the historical losses over one to five years in its determination of the appropriate loss factor for vintages of loans currently in the portfolio rather than the vintages that produced the significant losses in prior years. These loss factors are then adjusted by qualitative factors determined by management to reflect potential probable losses inherent in each loan pool. Qualitative factors may include various loan or property types, loan to value, concentrations and economic and environmental factors.

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

Management continually evaluates the allowance for loan losses methodology and seeks to refine and enhance this process as appropriate. As a result, it is likely that the methodology will continue to evolve over time.

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

Table 13 summarizes the Company’s allocation of the allowance for loan losses to real estate loans, commercial and financial loans, and installment loans to individuals, and information regarding the composition of the loan portfolio at the dates indicated.

Net charge-offs for the year ended December 31, 2013 totaled $5,224,000, compared to net charges-offs of $14,257,000 for the year ended December 31, 2012 (See “Table 12 – Summary of Loan Loss Experience” for detail on net charge-offs for the last five years). Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at December 31, 2013 and 2012. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of loans outstanding was 1.54 percent at December 31, 2013, compared to 1.80 percent at December 31, 2012. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans and lower classified loans (special mention and substandard grades) contributed to a lower risk of loss and the lower allowance for loan losses as of December 31, 2013. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by reductions in income producing commercial real estate and construction and land development loans over the last several years. Prospectively, we anticipate that the allowance will continue to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At December 31, 2013, the Company had $1.181 billion in loans secured by real estate, representing 90.5 percent of total loans, up from $1.117 billion but lower as a percent of total loans (versus 91.1 percent) at December 31, 2012. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

In assessing the adequacy of the allowance, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses that must be charged off and to assess the risk characteristics of the portfolio in aggregate. This review considers the judgments of management, and also those of bank regulatory agencies that review the loan portfolio as part of their regular examination process. Our bank regulators have generally agreed with our credit assessment, however in the future, regulators could seek additional provisions to our allowance for loan losses, which would reduce our earnings.

Nonperforming Assets

Table 14 provides certain information concerning nonperforming assets for the years indicated.

Nonperforming assets (“NPAs”) at December 31, 2013 totaled $34,532,000 and were comprised of $27,672,000 of nonaccrual loans and $6,860,000 of other real estate owned (“OREO”), compared to $52,842,000 at December 31, 2012 (comprised of $40,955,000 in nonaccrual loans and $11,887,000 of OREO). At December 31, 2013, approximately 98.0 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At December 31, 2013, nonaccrual loans have been written down by approximately $9.6 million or 27.9 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during 2012 and 2013 that reduced OREO outstanding. Compared to December 31, 2012, OREO was $5.0 million or 42.3 percent lower at December 31, 2013. This represents the lowest level of OREO since 2008 and is reflective of our improving credit quality.

During 2013, $10.0 million in loans were moved to nonperforming compared to $58.9 million for all of 2012. Most of the loans are collateralized by real estate. Inflows to nonperforming loans during 2012 included a $14.4 million performing troubled debt restructure (“TDR”) commercial real estate loan participation. This loan was written down to $10.3 million in the third quarter of 2012 and moved to loans available for sale. Subsequently the loan was sold for a loss of $1.2 million as reflected on our income statement at December 31, 2012. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of December 31, 2013, management believes that future inflows to nonperforming loans will be reduced.

The table below shows the nonperforming inflows by quarter for 2013, 2012 and 2011:

New Nonperforming Loans (In thousands)	2013	2012	2011
First quarter	$2,868	$20,207	$11,349
Second quarter	2,949	17,291	19,874
Third quarter	2,019	14,521	4,137
Fourth quarter	2,167	6,891	4,349

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $25.1 million at December 31, 2013 compared to $41.9 million at December 31, 2012. The tables below set forth details related to nonaccrual and restructured loans.

December 31, 2013 (In thousands)	Nonaccrual Loans			Accruing Restructured Loans
	Non- Current	Per- forming	Total
Construction & land development
Residential	$403	$73	$476	$2,157
Commercial	0	384	384	0
Individuals	61	381	442	222

	464	838	1,302	2,379
Residential real estate mortgages	2,243	18,462	20,705	14,866
Commercial real estate mortgages	2,831	2,280	5,111	7,307

Real estate loans	5,538	21,580	27,118	24,552
Commercial and financial	13	0	13	153
Consumer	46	495	541	432

	$5,597	$22,075	$27,672	$25,137

At December 31, 2013 and 2012, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2013		2012
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	113	$19,843	124	$25,895
Maturity extended with change in terms	81	10,620	87	22,677
Forgiveness of principal	1	1,838	1	2,103
Chapter 7 bankruptcies	55	2,594	58	3,007
Not elsewhere classified	10	5,602	11	10,416

	260	$40,497	281	$64,098

During the first, second, third and fourth quarters of 2013, newly identified TDRs totaled $4.4 million, $4.1 million, $1.7 million and $0.5 million, respectively, compared to $18.0 million for all of 2012. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. Accruing loans that were restructured within the twelve months preceding December 31, 2013 and defaulted during the twelve months ended December 31, 2013 summed to $1,948,000, compared to $913,000 for 2012. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At December 31, 2013, loans totaling $52,969,000 were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $5,446,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $82,901,000 and $7,269,000, respectively, at December 31, 2012.

In accordance with regulatory reporting requirements, loans are placed on nonaccrual following the Retail Classification of Loan interagency guidance. Typically loans 90 days or more past due are reviewed for impairment, and if deemed impaired, are placed on nonaccrual. Once impaired, the current fair market value of the collateral is assessed and a specific reserve and/or charge-off taken. Quarterly thereafter, the loan carrying value is analyzed and any changes are appropriately made as described above.

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

At December 31, 2013, outstanding securities designated as available for sale totaled $641,611,000. The fair value of the available for sale portfolio at December 31, 2013 was less than historical amortized cost, producing net unrealized losses of $16,847,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2013 and 2012. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of December 31, 2013, the Company’s available for sale investment securities, except for approximately $0.7 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $525.8 million, or 82.0 percent of the total available for sale portfolio. The remainder of the portfolio includes $76.8 million in private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. During the second and third quarters of 2013, the Company also invested $32.2 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated AAA or AA and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $4.9 million as of December 31, 2013, $0.7 million less than the balance at year-end 2012. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at December 31, 2013 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At December 31, 2013, the Company had net deferred tax assets (“DTA”) of $66.9 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at December 31, 2012 the Company had a net DTA of $18.0 million.

As a result of the losses incurred in 2010 and 2012, the Company had a three-year cumulative pretax loss until the end of the third quarter of 2013. At September 30, 2013, the total converted to a three-year cumulative pretax income of $4.7 million. Lower credit costs and increased earnings before taxes for 2013 resulted in the Company’s conclusion that recovery of its net deferred tax assets was more likely than not from future earnings and therefore the deferred tax valuation allowance of $44.8 million was no longer needed. At September 30, 2013, the allowance was entirely reversed. The most important factors that supported this conclusion were:

•	Income before tax (“IBT”) had increased over the past five quarters as credit costs improved,

•	Credit costs improved and overall credit risk was reduced to a level which decreased the impact on future taxable earnings,

•	Credit processes, policies and governance had been improved and enhanced,

•

IBT results for the third quarter of 2013 and for the nine months ended September 30, 2013 indicated an annualized steady state income before tax of $13-$16 million per year, assuming a normalized loan loss provision and no improvement in economic conditions which recovered the net operating loss carry-forwards before expiration,

•

Since 2008 the Company made steady improvements in asset quality, loan growth, core deposit business and personal accounts, noninterest income and maintained strong capital ratios throughout the challenging economic environment,

•	At September 30, 2013, the Company no longer had a three year cumulative loss, and

•	The OCC, Seacoast National’s primary regulator, terminated its formal agreement in 2013.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2013 and 2012, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

Results of Operations

Earnings Summary

Net income available to common shareholders for 2013 totaled $47,916,000, or $2.44 per average common diluted share, compared to a net loss of $4,458,000, or $(0.24) per average common diluted share, in 2012 and net income of $2,919,000, or $0.16 per average common diluted share, in 2011. Per share amounts reflect the Company’s 1 for 5 reverse stock split effective December 13, 2013.

Net Interest Income

Net interest income (on a fully taxable equivalent basis) for 2013 totaled $65,435,000, increasing by $445,000 or 0.7 percent as compared to 2012. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks in

2012 were more than offset by improving loan volumes and a recovery of interest on nonaccrual loans of $505,000 in the third quarter of 2013. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

(Dollars in thousands)	Net Interest Income (tax equivalent)	Net Interest Margin (tax equivalent)
Fourth quarter 2012	$16,254	3.22%
First quarter 2013	16,055	3.15
Second quarter 2013	16,172	3.12
Third quarter 2013	16,872	3.25
Fourth quarter 2013	16,336	3.08

Fully taxable equivalent net interest income is a common term and measure used in the banking industry but is not a term used under GAAP. We believe that these presentations of tax-equivalent net interest income and tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered as an alternative to GAAP. The following information is provided to reconcile GAAP measures and tax equivalent net interest income and net interest margin on a tax equivalent basis.

	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total Year	Fourth Quarter
(Dollars in thousands)	2013	2013	2013	2013	2013	2012	2012
Non-taxable interest income	$432	$112	$107	$108	$105	$346	$87
Tax Rate	35%	35%	35%	35%	35%	35%	35%
Net interest income (TE)	$65,435	$16,336	$16,872	$16,172	$16,055	$64,990	$16,254
Total net interest income (not TE)	65,206	16,277	16,815	16,114	16,000	64,809	16,208
Net interest margin (TE)	3.15%	3.08%	3.25%	3.12%	3.15%	3.22%	3.22%
Net interest margin (not TE)	3.14	3.06	3.24	3.11	3.14	3.21	3.21

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies lowering interest rates have been primary forces affecting net interest income and net interest margin results in the last two fiscal years.

The earning asset mix changed year over year impacting net interest income. For 2013, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.2 percent, compared to 60.9 percent a year ago. Average securities as a percentage of average earning assets increased from 29.2 percent a year ago to 31.4 percent during 2013 and interest bearing deposits and other investments decreased to 7.4 percent in 2013 from 9.9 percent in 2012, reflecting the reinvestment of $226.8 million of proceeds from securities sales transacted during the first and second quarters of 2012. Average total loans as a percentage of earning assets increased nominally, and the mix of loans was generally unchanged, with volumes related to commercial real estate representing 42.5 percent of total loans at December 31, 2013 (compared to 41.5 percent at December 31, 2012). Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 48.1 percent of total loans at December 31, 2013 (versus 49.6 percent at December 31, 2012) (see “Loan Portfolio”).

The yield on earning assets for 2013 was 3.42 percent, 22 basis points lower than for 2012, a reflection of the lower interest rate environment and earning asset mix. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	2013	2013	2013	2013	2012
Yield	3.33%	3.52%	3.39%	3.43%	3.53%

The yield on loans decreased 27 basis points to 4.49 percent over the last twelve months with nonaccrual loans totaling $27.7 million or 2.1 percent of total loans at December 31, 2013 (versus $41.0 million or 3.3 percent of total loans at December 31, 2012). The yield on investment securities was lower, decreasing 41 basis points year over year to 1.98 percent for 2013, due to securities sold to reduce interest rate risk during the first six months of 2012 to reduce interest rate risk and reinvestment at lower yields and lower add-on rates as the result of Federal Reserve actions during the last half of 2012. The yield on interest bearing deposits and other investments was slightly higher at 0.57 percent for 2013, up 9 basis points versus a year ago.

Average earning assets for 2013 increased $61.2 million or 3.0 percent compared to 2012’s average balance. Average loan balances for 2013 increased $44.9 million or 3.7 percent to $1,272.4 million and average investment securities increased $63.5 million or 10.8 percent to $653.0 million, while average interest bearing deposits and other investments decreased $47.2 million or 23.6 percent to $152.8 million.

Commercial and commercial real estate loan production for 2013 totaled approximately $200 million, compared to production for 2012 of $111 million. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Our strategy has been focusing on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally in Orlando and Palm Beach. With commercial production improving during 2013, period-end total loans outstanding increased by $78.1 million or 6.4 percent since December 31, 2012. At December 31, 2013, the Company’s total commercial and commercial real estate loan pipeline was $28 million, compared to $63 million, $47 million and $55 million at the end of the first, second and third quarters of 2013. Business activity is normally slower in the fourth quarter resulting in a decline in loan pipelines.

Closed residential mortgage loan production for the first, second, third and fourth quarters of 2013 totaled $56 million, $80 million, $62 million and $53 million, respectively, of which $33 million, $49 million, $32 million and $26 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2012 totaled $48 million, $66 million, $63 million and $72 million, respectively, of which $20 million, $26 million, $34 million and $39 million was sold servicing-released. Applications for residential mortgages totaled $378 million during 2013, compared to $387 million for 2012. Much of our loan production had been focused on residential home mortgages in 2012, which continued during 2013, with existing home sales and home mortgage loan refinancing activity in the Company’s markets remaining fairly stable, and some demand for new home construction emerging. Higher interest rates in the fourth quarter of 2013 dampened residential loan production, and production is expected to remain at 2013 levels in 2014.

During 2013, proceeds from the sales of securities totaled $67.3 million (including gains of $419,000). In comparison, proceeds from the sale of securities totaled $256.1 million for 2012 (including net gains of $7,619,000), with most of the proceeds (and net gains) derived from sales during the first and second quarters of 2012 totaling $226.8 million (and $6,989,000), respectively. Management believed the securities sold had minimal opportunity to further increase in value. Securities purchases in 2013 and 2012 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and the proceeds from sales. During 2013, maturities (principally pay-downs of $150.3 million) totaled $155.6 million and securities portfolio purchases totaled $230.1 million. In comparison, 2012 maturities totaled $140.0 million (including $139.0 million in pay-downs) and securities portfolio purchases totaled $384.6 million.

For 2013, the cost of average interest-bearing liabilities decreased 19 basis points to 0.36 percent from 2012, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter
	2013	2013	2013	2013	2012
Rate	0.35%	0.36%	0.36%	0.38%	0.42%

During 2013, the Company’s retail core deposit focus produced strong growth in core deposit customer relationships when compared to prior year results. Lower rates paid on interest bearing deposits during 2013 (and last several quarters) reduced the overall cost of total deposits to 0.14 percent for the fourth quarter of 2013, 6 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 76.9 percent of total average interest bearing deposits for 2013, an improvement compared to the average of 70.6 percent a year ago. The average rate for lower cost interest bearing deposits for 2013 was 0.08 percent, down by 8 basis points from 2012. CD rates paid were also lower during 2013, averaging 0.66 percent, a 37 basis point decrease compared to 2012. Average CDs (the highest cost component of interest bearing deposits) were 23.1 percent of interest bearing deposits for 2013, compared to 29.4 percent for 2012. Prospectively, with interest rates predicted to remain low through 2014, reductions in interest bearing deposit costs will be more challenging to produce due to more limited re-pricing opportunities.

Average deposits totaled $1,734.3 million during 2013, and were $37.0 million higher compared to 2012, even with a planned reduction of time deposits occurring. Average aggregate amounts for NOW, savings and money market balances increased $62.0 million or 6.7 percent to $986.1 million for 2013 compared to 2012, average noninterest bearing deposits increased $63.1 million or 16.2 percent to $451.8 million for 2013 compared to 2012, and average CDs decreased by $88.1 million or 22.9 percent to $296.4 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. Averaging only $9.3 million during 2013, the Company continues to offer its Certificate of Deposit Registry program (“CDARs”), a program that began in mid-2008 that allows customers to have CDs safely insured beyond the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, and a favored offering for homeowners’ associations concerned with FDIC insurance coverage.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $13.6 million to $155.2 million or 9.6 percent for 2013 as compared to 2012. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. Other than to test lines, during 2013, 2012 and 2011, we did not utilize any federal funds purchased. Other borrowings are comprised of subordinated debt of $53.6 million related to trust preferred securities issued by subsidiary trusts of the Company, and advances from the FHLB of $50.0 million. No changes have occurred to other borrowings since year-end 2009 (see “Note I – Borrowings” to the Company’s consolidated financial statements).

Prospectively, we expect our net interest margin to grow as lending initiatives produce improved results and our problem loan liquidation activities are concluded. We are positioned for stronger earnings performance as we return to a more typical yield curve and as excess liquidity is deployed into higher earning assets. Our recent focus on achieving increased household growth year over year should produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

Net interest income (on a fully taxable equivalent basis) for 2012 totaled $64,990,000, decreasing by $2,069,000 or 3.1 percent as compared to 2011. Net interest margin on a tax equivalent basis for 2012 decreased 20 basis points to 3.22 percent compared to 3.42 percent in 2011. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks, reduced 2012’s net interest income.

The earning asset mix changed in 2012 from 2011. For 2012, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 60.9 percent, compared to 62.1 percent a year ago. Average securities as a percentage of average earning assets decreased from 29.6 percent a year ago to 29.2 percent during 2012 and interest bearing deposits and other investments increased to 9.9 percent in 2012 from 8.3 percent in 2011. While average total loans as a percentage of earning assets was generally unchanged, the mix of loans changed, with volumes related to commercial real estate representing 41.5 percent of total loans at December 31, 2012 (compared to 43.9 percent at December 31, 2011). Residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 49.6 percent of total loans at December 31, 2012 (versus 47.4 percent at December 31, 2011) (see “Loan Portfolio”).

The yield on earning assets for 2012 was 3.64 percent, 50 basis points lower than for 2011, a reflection of the lower interest rate environment and earning asset mix. The yield on loans decreased 38 basis points to 4.76 percent year over year, with nonaccrual loans totaling $41.0 million or 3.3 percent of total loans at December 31, 2012 (versus $28.5 million or 2.4 percent of total loans at December 31, 2011). The yield on investment securities was lower, decreasing 67 basis points year over year to 2.39 percent for 2012, due primarily to securities sold to reduce interest rate risk and reinvestment at lower yields.

Average earning assets for 2012 increased $58.6 million or 3.0 percent compared to 2011’s average balance. Average loan balances for 2012 increased $11.3 million or 0.9 percent to $1,227.5 million, average interest bearing deposits and other investments increased $36.6 million or 22.4 percent to $200.0 million, and average investment securities increased $10.7 million or 1.8 percent to $589.5 million. Remaining proceeds from the sale of securities during 2012, held in interest bearing deposit accounts, were deployed to lending activities or additional investment securities purchases in 2013.

Commercial and commercial real estate loan production for 2012 totaled approximately $109 million, compared to production for 2011 of $63 million. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Commercial production improved and period-end total loans outstanding increased by $18.0 million or 1.5 percent from December 31, 2011. In comparison, loans decreased by $32.5 million or 2.6 percent at December 31, 2011, year over year.

Closed residential mortgage loan production for 2012 totaled $249 million, of which $119 million was sold servicing-released. In comparison, closed residential mortgage loan production for 2011 totaled $191 million, of which $69 million was sold servicing-released. Applications for residential mortgages totaled $387 million during 2012, compared to $311 million for 2011. Much of the loan production was focused on residential home mortgages, which continued to show signs of strengthening in 2012 in our markets and across Florida. Existing home sales and home mortgage loan refinancing activity in the Company’s markets increased during 2012, but demand for new home construction remained soft. Inventory levels for existing homes in many markets dropped to a three- or four-month supply by year-end 2012, some of the lowest levels since pre-recession.

For 2012, the cost of average interest-bearing liabilities decreased 34 basis points to 0.55 percent from 2011, reflecting the lower interest rate environment and improving deposit mix. During 2012, the Company’s retail core deposit focus continued to produce strong growth in core deposit customer relationships when compared to 2011’s result. An improving deposit mix and lower rates paid on interest bearing deposits during 2012 reduced the overall cost of total deposits to 0.20 percent for the fourth quarter of 2012, 36 basis points lower than the fourth quarter of 2011. Average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 70.6 percent of total average interest bearing deposits for 2012, compared to an average of 62.1 percent for 2011. The average rate for lower cost interest bearing deposits for 2012 was 0.16 percent, down by 12 basis points from 2011’s rate. CD rates paid were also lower during 2012, averaging 1.03 percent, a 65 basis point decrease compared to 2011. Average CDs (the highest cost component of interest bearing deposits) were 29.4 percent of interest bearing deposits for 2012, compared to 37.9 percent for 2011, with ending balances down to 23.4 percent for CDs as of December 31, 2012.

Average deposits totaled $1,697.3 million during 2012, and were $19.7 million higher compared to 2011. Average aggregate amounts for NOW, savings and money market balances increased $82.3 million or 9.8 percent to $924.1 million for 2012 compared to 2011, average noninterest bearing deposits increased $65.6 million or 20.3 percent to $388.7 million for 2012 compared to 2011, and average CDs decreased by $128.3 million or 25.0 percent to $384.5 million over the same period. Similarly, and as experienced for 2013, customers were more complacent during 2012, leaving more funds in lower cost deposit products that pay no interest or a lower interest rate.

Average short-term borrowings comprised principally of sweep repurchase agreements with customers of Seacoast National increased $35.1 million to $141.6 million or 33.0 percent for 2012 as compared to 2011. Public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year.

Noninterest Income

Excluding securities gains for each year and the loss on sale of commercial loan for 2012, noninterest income for 2013 was $2,875,000 or 13.4 percent higher than for 2012, increasing to $24,319,000. For 2012, noninterest income of $21,444,000 was $3,099,000 or 16.9 percent higher than for 2011. Noninterest income accounted for 27.2 percent of total revenue (net interest income plus noninterest income, excluding securities gains), compared to 24.9 percent a year ago (excluding the loss on sale of commercial loan), and 21.5 percent for 2011.

Table 6 provides detail regarding noninterest income components for the past three years.

For 2013, revenues from the Company’s wealth management services businesses (trust and brokerage) increased year over year, by $992,000 or 29.6 percent, and were higher in 2012 than 2011 by $117,000 or 3.6 percent. Included in the $992,000 increase from a year ago, trust revenue was higher by $432,000 or 19.0 percent and brokerage commissions and fees were higher by $560,000 or 52.3 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. Higher estate, inter vivos, agency and employee benefit fees were the primary cause for the higher trust income versus 2012, as these fees increased $215,000, $80,000, $106,000 and $28,000, respectively during the first, second, third and fourth quarter of 2013. The $560,000 overall growth in brokerage commissions and fees for 2013 included an increases of $90,000 in aggregate brokerage and mutual fund commissions and $466,000 in annuity income. Of the $117,000 increase for 2012, trust revenue was higher by $168,000 or 8.0 percent and brokerage commissions and fees were lower by $51,000 or 4.5 percent.

Service charges on deposits for 2013 were $466,000 or 7.5 percent higher year over year, and were $17,000 or 0.3 percent lower in 2012 when compared 2011. Overdraft fees declined $117,000 or 2.5 percent year over year and represented approximately 67 percent of total service charges on deposits for 2013, lower than the average of 74 percent for 2012 and 76 percent for 2011. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Remaining service charges on deposits increased $583,000 or 36.2 percent to $2,195,000 for 2013, compared to 2012. Service charge increases during 2013 reflect our growing base of core deposit relationships over the past twelve months, and our emphasis on providing products meeting the needs of each customer that generates appropriate fees for the services offered.

For 2013, fees from the non-recourse sale of marine loans totaled $1,189,000, an increase of $78,000 or 7.0 percent compared to 2012, and were lower for 2012 by $98,000 or 8.1 percent compared to 2011. The Seacoast Marine Division originated $82 million in loans during 2013, compared to $79 million and $83 million for 2012 and 2011, respectively. Of the loans originated during 2013, $69 million were sold (84.1 percent of production), compared to $68 million sold during 2012 (86.1 percent of production) and $68 million for 2011 (81.9 percent of production). Approximately $13 million of 2013’s production has been placed in our loan portfolio, compared to $11 million in 2012, thereby reducing the percentage of production sold. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For 2013, interchange income increased $903,000 or 20.1 percent from 2012, and was $693,000 or 18.2 percent higher for 2012, compared to 2011’s income. Other deposit-based electronic funds transfer (“EFT”) income increased by $6,000 or 1.8 percent in 2013 from 2012, after increasing $18,000 or 5.7 percent in 2012 compared to 2011’s revenue. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. The Dodd-Frank Act regulation is not expected to impact this source of fee revenue for Seacoast National materially, but has significantly reduced fees collected by larger financial institutions.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in 2013 increased $463,000 or 12.5 percent from 2012, and were $1,570,000 or 73.4 percent higher for 2012 than for 2011. Mortgage banking revenue as a component of overall noninterest income was 17.2 percent for 2013, compared to 17.3 percent for 2012 and 11.7 percent for 2011. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2012 and carried over into 2013, with transactions increasing, prices firming and affordability improving. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2011, 2012, and the first eleven months of 2013, based on the data available to date.

Other income for 2013 decreased $33,000 or 1.5 percent compared to a year ago, and for 2012 increased $816,000 or 59.3 percent. Included in the increase for 2012 compared to 2011 was merchant income, which was $303,000 higher than a year ago, reflecting better volumes and additional incentive payments for surpassing sales thresholds.

Noninterest Expenses

The Company’s expense ratio was in the low to mid 60 percentile in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. For 2013, the expense ratio was 82.9 percent and total noninterest expenses were $7,396,000 or 9.0 percent lower versus a year ago, totaling $75,152,000. When compared to 2011, total noninterest expenses for 2012 increased by $4,785,000 or 6.2 percent to $82,548,000.

Some of the increase in expenses in 2012 were related to the implementation of future cost reductions. During the third quarter of 2012 management’s organizational structure was streamlined and the Company announced the consolidation of four offices, resulting in severance and other organizational costs of $832,000 and branch consolidation costs of $232,000 impacting overhead for the third quarter of 2012. An additional $491,000 in organizational and branch consolidation costs impacted the fourth quarter of 2012. Through these decisions and other cost reduction measures that took effect in 2013, and our tactical plans to increase loan production in 2013, we have experienced improved earnings for 2013. Additional cost reductions totaling approximately $1.2 million are expected to occur during the first quarter of 2014, including expenses related to slower growth anticipated for mortgage production in 2014.

Table 7 provides detail of noninterest expense components for the years ending December 31, 2013, 2012 and 2011.

Salaries and wages were $1,071,000 or 3.6 percent higher for 2013 compared to 2012, and were $2,647,000 or 9.7 percent higher for 2012 compared to the same period in 2011. Base salaries were higher for 2013 by $2,201,000 or 8.4 percent, reflecting additional commercial relationship managers and credit support personnel hired during the past twelve months. Totaling only $67,000, severance payments for 2013 were $621,000 lower than 2012 when organizational changes were occurring. Higher commission and incentive payments of $253,000 were included in the increase for salaries and wages for 2013 compared to 2012, but were more than offset by the deferral of loan origination costs that were $785,000 or 46.3 percent higher for 2013. In comparison, higher commission and incentive payments of $1,093,000 or 33.6 percent were included in the increase for salaries and wages for 2012 compared to 2011, with long-term stock incentives comprising $208,000 of the increase and the remainder for revenues generated from wealth management and lending production. Stock awards issued to all employees of Seacoast National in August 2011 were the primary contributor to the $208,000 increase for long term stock incentives. Base salaries were also higher for 2012 by $1,174,000 or 4.7 percent, again reflecting additional commercial relationship managers hired and staff added to the compliance and risk management departments. Severance payments for positions eliminated during 2012 totaled $688,000, and contributed $219,000 to the increase compared to 2011. Executive cash incentive compensation was not paid in 2013, 2012 or 2011.

In 2013, employee benefits costs decreased by $383,000 or 5.0 percent to $7,327,000 from a year ago, but were higher by $1,835,000 or 31.2 percent for 2012 when compared to 2011. For 2013, costs for our self-funded health care plan were $565,000 lower than for 2012, due to lower claims and utilization. In comparison, these costs were much higher in 2012 when an increase of $1,194,000 occurred year over year, reflecting a few large claims and higher utilization. For 2013, 2012, and 2011, profit sharing contributions for all associates were eliminated, but the Company match for employee salary deferrals, although limited, resulted in increases of $36,000 and $411,000 in 401K plan costs for 2013 and 2012, respectively, year over year. The Company has met with its self-funded plan provider and discussed possible impacts of the U.S. Health Care Reform and determined that costs are expected to increase related to implementation of new coverage. Management continues to discuss strategies to offset/reduce these cost increases, but is unable to estimate the amount of such increases at this time.

Outsourced data processing costs totaled $6,372,000 for 2013, a decrease of $1,010,000 or 13.7 percent from a year ago. In comparison, for 2012 outsourced data processing costs increased $799,000 or 12.1 percent from 2011. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs are directly related to the number of transactions processed. Prior to the Company’s contract with its core data processor expiring on December 31, 2012, proposals from select third party processors (including the Company’s existing processor) were received by management, comparatively reviewed for efficiency, technological enhancement, and performance, and resulted in a renegotiated contract with our existing provider as of January 1, 2013 for a term of 5 1/2 years. As expected, outsourced data processing costs were $861,000 lower for 2013 under the renegotiated terms. In addition, software licensing, software maintenance, and other EFT processing costs were lower by $53,000, $63,000 and $151,000, respectively, during 2013 compared to a year ago. Increasing year over year were interchange processing costs, $118,000 higher in 2013 due to rising transaction volumes. For 2012, core data processing, software licensing, and software maintenance costs were $595,000, $44,000 and $46,000 higher for 2012, versus a year ago, as were interchange processing and other electronic funds transfer costs (aggregated), higher by $114,000 for 2012. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow. We are anticipating further improvements and enhancements to mobile remote deposit capture, and other digital products and services through our core data processor during 2014, which will increase our outsourced data processing costs as customers adopt the new digital products. In 2013, nearly one half of our customers that use online services adopted our mobile banking products. Nearly half of our customer base use online services.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $75,000 or 6.4 percent to $1,253,000 for 2013 when compared to 2012, and such expenses for 2012 were nominally higher than for 2011. Improved systems and monitoring of services utilized has reduced our communication costs, and these costs should reflect moderate fluctuations prospectively.

Total occupancy, furniture and equipment expenses for 2013 decreased year over year versus 2012, by $953,000 or 9.1 percent to $9,512,000. For 2012, these costs were $547,000 or 5.5 percent higher. For 2012, branch consolidation costs of $232,000 and $407,000 were recorded during the third and fourth quarters of 2012, respectively, and were the primary contributor to the increase for 2012 compared to 2011. These branch consolidations favorably impacted expense for 2013 and will continue to prospectively, but are partially offset by the opening of five new, smaller loan production offices during 2013 in the Orlando, Ft. Lauderdale and Palm Beach markets (see Form 10K dated December 31, 2012, “Item 2, Properties” for a complete description). The fifth of these five offices opened in the fourth quarter of 2013.

For 2013, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, decreased by $756,000 or 24.4 percent to $2,339,000 when compared to 2012. For 2012, marketing expenses increased by $178,000 or 6.1 percent when compared to 2011. Our marketing expenditures reflect a tailored, focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. For 2013, direct mail activities, media costs for newspaper, television and radio advertising, sales promotions, and printing costs were all reduced, by $398,000, $187,000, $98,000 and $94,000, respectively, compared to a year ago For 2012, direct mail activities, donations (and sponsorships), sales promotions, and market research were ramped up versus 2011, increasing $341,000, $176,000, $50,000, and $36,000, respectively. New marketing efforts initiated in 2012 to promote lending in Orlando and Palm Beach were incremental, and costs for such marketing totaled $79,000 in 2012. Partially offsetting, media costs (newspaper, television and radio advertising) and public relations costs were $370,000 and $127,000 lower for 2012, compared to 2011.

Legal and professional fees continue to trend lower, decreasing by $2,783,000 or 53.1 percent from a year ago to $2,458,000 for 2013, and by $896,000 or 14.6 percent for 2012 compared to 2011. Overall, legal fees in 2013 and 2012 were $1,515,000 and $1,165,000 lower, respectively, year over year. Each year includes a recovery of fees from prior years, $650,000 and $350,000 in the second and fourth quarters of 2013, respectively, and $500,000 in the third quarter of 2012. These amounts were recovered from single creditors in each case. Professional fees for 2013 and 2012 were $1,023,000 and $341,000 lower year over year, respectively, but for 2012 were more than offset by higher CPA fees of $589,000, with amounts for the Company outsourcing most internal audit activities as the primary cause, and additional CPA fees incurred for the U.S. Treasury’s sale of its investment in Series A Preferred Stock, auctioned and concluded on April 3, 2012. For 2013, CPA fees were $156,000 lower than in 2012, and OCC regulatory examination fees declined $89,000, alleviated by the release from our regulatory agreement.

The FDIC assessment for the first, second, third and fourth quarters of 2013 totaled $717,000, $720,000, $713,000 and $451,000, respectively, compared to first, second, third and fourth quarter 2012’s assessments of $706,000, $707,000, $695,000 and $697,000, respectively. For 2011, FDIC assessments summed to $3,013,000. As of April 1, 2011, the FDIC’s calculation of assessments changed, utilizing total assets less Tier 1 risk-based capital as a base for calculation, versus average total deposits. Applicable premium rates have been adjusted for the change in the base, with specific adjusting risk factors deemed important by the FDIC utilized in the determination of applicable premium rates. Seacoast National’s assessments under the FDIC’s new methodology are lower, compared to the prior methodology, and the release from the formal regulatory agreement improved our assessed rate further as evidenced by fourth quarter’s lower premium. On July 30, 2013, Seacoast National also received a refund of $3.8 million for premiums prepaid at the end of 2009 (less premiums calculated and paid since year end 2009). Although the severity of bank failures and their impact on the FDIC’s Deposit Insurance Fund were less than predicted, Seacoast National remains exposed to higher FDIC insurance costs.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $857,000, $604,000, $388,000 and $180,000 for the first, second, third and fourth quarters of 2013, respectively, and totaled $2,029,000 for the year (declining $2,897,000 when compared to 2012). In comparison, these costs totaled $2,486,000, $1,158,000, $925,000 and $357,000 for the first, second, third and fourth quarters of 2012, and totaled $4,926,000 for 2012 (declining $1,106,000 when compared to 2011). These costs moderated in 2011 and declined steadily quarter to quarter over 2012 and 2013, with OREO balances declining by 42.5 percent and 43.2 percent respectively, during 2013 compared to 2012 and 2012 compared to 2011. OREO totals $6.9 million at December 31, 2013. Of the $2,029,000 total for 2013, asset disposition costs summed to $740,000 and losses on OREO and repossessed assets totaled $1,289,000. The Company expects these costs to continue to be lower prospectively, as property values are improving.

Other noninterest expenses increased $444,000 or 4.5 percent to $10,255,000 for 2013 when compared to 2012, and were $990,000 or 11.2 percent higher when comparing 2012 to 2011. For 2013, other noninterest expenses included a one-time miscellaneous loss of $190,000 in the fourth quarter of 2013, additional director fees (up $495,000, including stock compensation), increases in education-related expenditures [for directors] (up $80,000) and bank meeting costs (up $63,000), partially offset by lower check printing costs (down $195,000), employee placement and relocation costs (down $71,000), and miscellaneous lending fees and bank paid closing costs (down $77,000 and $41,000, respectively). For 2012, more significant changes year over year from 2011 included employee placement and relocation costs (up $262,000), director meeting fees (up $144,000), miscellaneous lending fees, appraisal fees and credit information costs (up $126,000, $100,000 and $108,000, respectively, and reflecting improved loan production in 2012), stationery and supplies expenditures (up $103,000), and bank meeting costs (up $94,000), but were partially offset by a reversal of accrued VISA litigation and settlement costs of $203,000. A favorable reversal of $184,000 during 2011 for a brokerage settlement (accrued in a prior year) contributed to the increase in other noninterest expenses year over year for 2012.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s fourth quarter 2013 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 5.3 percent if interest rates increased 200 basis points up over the next 12 months and 3.1 percent if interest rates increased 100 basis points. This compares with the Company’s fourth quarter 2012 model simulation, which indicated net interest income would increase 12.0 percent if interest rates were increased 200 basis points up over the next 12 months and 7.4 percent if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 9.5 percent at December 31, 2013. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

The computations of interest rate risk do not necessarily include certain actions management may undertake to manage this risk in response to changes in interest rates. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts may be utilized as components of the Company’s risk management profile.

Market Risk

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our fourth quarter 2013 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 8.7 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 14.5 percent.

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

Liquidity Risk Management and Contractual Commitments

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

In the table that follows, all deposits with indeterminate maturities such as demand deposits, NOW accounts, savings accounts and money market accounts are presented as having a maturity of one year or less.

Contractual Obligations

	December 31, 2013
(In thousands)	Total	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over five Years
Deposit maturities	$1,806,045	$1,719,945	$60,390	$25,710	$0
Short-term borrowings	151,310	151,310	0	0	0
Borrowed funds	50,000	0	0	50,000	0
Subordinated debt	53,610	0	0	0	53,610
Operating leases	23,197	3,304	5,209	3,352	11,332

TOTAL	$2,084,162	$1,874,559	$65,599	$79,062	$64,942

Funding sources primarily include customer-based core deposits, collateral-backed borrowings, cash flows from operations, and asset securitizations and sales.

Cash flows from operations are a significant component of liquidity risk management and we consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments. Deposits are also a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, safety and competitive forces. We routinely use securities and loans as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At December 31, 2013, Seacoast National had available unsecured lines of $29 million and lines of credit under current lendable collateral value, which are subject to change, of $560 million. Seacoast National had $334 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $163 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2012, the Company had available unsecured lines of $35 million and lines of credit of $535 million, and had $376 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $161 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $191,624,000 on a consolidated basis at December 31, 2013 as compared to $174,987,000 at December 31, 2012. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $2,941,000 to $48,561,000 and interest bearing deposits increased to $143,063,000 from $129,367,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Our intent is to reinvest excess liquidity into our loan and securities portfolios, as market opportunities and conditions meet expectations.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. During the third quarter of 2013, formal regulatory agreements with the OCC were removed thereby allowing Seacoast National to pay dividends to the Company without prior OCC approval. At December 31, 2013, Seacoast National can distribute dividends to the Company of approximately $60.1 million. At December 31, 2013, the Company had cash and cash equivalents at the parent of approximately $1.7 million. In comparison, at December 31, 2012, the Company had cash and cash equivalents at the parent of approximately $7.0 million. A $75.0 million common stock offering in the fourth quarter of 2013 resulted in approximately $47.0 million (net of costs) in funds received during the quarter, with the remaining funds of $25 million from CapGen Capital received on January 13, 2014 after regulatory approval of CapGen’s investment. The $47.0 million, along with a portion of existing cash available from the parent, was utilized to redeem all of the Series A Preferred stock at December 31, 2013 at its $50.0 million par value plus dividends of $319,000 accrued through the date of redemption.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $135 million at December 31, 2013, and $119 million at December 31, 2012 (see “Note P-Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Income Taxes

The provision for income taxes for 2013, benefit for net loss for 2012, and provision for income taxes for 2011 totaled $4.4 million, $0.1 million and $2.9 million, respectively. The deferred tax valuation allowance was decreased or increased by a like amount for 2012 and 2011, and therefore there was no change in the carrying value of deferred tax assets during those years (see “Critical Accounting Estimates – Deferred Tax Assets”). At September 30, 2013, we were able to reverse the tax valuation allowance of $44.8 million. Management believes it can realize all of its future tax benefits (see “Note L – Income Taxes” to the Company’s consolidated financial statements).

Capital Resources

Table 8 summarizes the Company’s capital position and selected ratios. The Company’s equity capital at December 31, 2013 totaled $198.6 million and the ratio of shareholders’ equity to period end total assets was 8.75 percent, compared with 7.62 percent at December 31, 2012, and 7.96 percent at December 31, 2011. During third quarter 2013, the reversal of the deferred tax valuation allowance increased net income and total shareholders’ equity. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies (see “Note N – Shareholders’ Equity”).

On November 12, 2013, the Company received $47.0 million (net of costs) in proceeds from its $75 million common stock issuance, with the additional $25.0 million remitted from CapGen Capital on January 13, 2014 following regulatory approval of CapGen’s investment. In addition, effective December 13, 2013, the Company transacted a 1 for 5 reverse common stock split, which resulted in 23,637,434 common shares outstanding at December 31, 2013. The proceeds from the capital raise were used to redeem 2,000 shares of outstanding Series A Preferred Stock (at par) totaling $50 million originally issued to the U.S. Department of Treasury under the Troubled Asset Relief Program and later sold to third party investors. The remaining funds from the capital raise were retained for general corporate purposes. The preferred stock carried a 5 percent dividend that was to increase to 9 percent on February 15, 2014. The preferred stock redemption was completed on December 31, 2013, which we expect will increase net income available to common shareholders in 2014 and beyond.

The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 16.88 percent at December 31, 2013, lower than December 31, 2012’s ratio of 18.33 percent and 18.77 percent at December 31, 2011. Reinvestment of cash and cash equivalents with a zero percent risk weight into securities and loans with higher risk weightings was the primary cause for risk weighted assets increasing, thereby lowering Tier 1 and total risk-based capital ratios at December 31, 2013. With the additional $25.0 million received in 2014 from the common stock issuance, this ratio increased to 18.73 percent. As of December 31, 2013, the Bank’s leverage ratio was 9.51 percent, compared to 9.72 percent at December 31, 2012 and 9.79 percent at December 31, 2011.

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval presently, the Seacoast National can pay up to $60.1 million of dividends to the Company (see “Note C—Cash, Dividend and Loan Restrictions”).

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

Since May 19, 2009, based on discussions with the Federal Reserve and a review of adopted Federal Reserve policies related to dividends and other distributions, cash dividends on our outstanding common stock have been suspended (and continue to be suspended at this time). At December 31, 2013, the Company redeemed its Series A Preferred Stock and is no longer obligated to pay dividends, and is current on all interest payments on its trust preferred securities. The Company is no longer required to consult with the Federal Reserve or seek approval before making dividend payments.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005 to issue trust preferred securities. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.74 percent during 2013, compared to 1.93 percent during 2012. The Company also formed SBCF Capital Trust IV and SBCF Capital Trust V in 2008, however both are currently inactive.

Changes in rules under new Basel III guidelines take effect on January 1, 2015, and affect risk based capital calculations. The Company has taken a prospective look at its ratios, finding that our ratios remain strong under these guidelines.

Financial Condition

Total assets increased $95,011,000 or 4.4 percent to $2,268,940,000 at December 31, 2013, after increasing $36,554,000 or 1.7 percent to $2,173,929,000 in 2012.

Loan Portfolio

Table 9 shows total loans (net of unearned income) for commercial and residential real estate, commercial and financial and consumer loans outstanding.

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

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,304,207,000 at December 31, 2013, $78,126,000 or 6.4 percent more than at December 31, 2012, and were $1,226,081,000 at December 31, 2012, $18,007,000 or 1.5 percent more than at December 31, 2011.

The Company continues to look for opportunities to invest excess liquidity, and believes the best current use is to fund loan growth. Additional new commercial relationship managers hired over the past two years have increased loan growth, and will continue to do so prospectively. Loan production of $354 million and $287 million was retained in the loan portfolio during the twelve months ended December 31, 2013 and 2012, respectively. In comparison, overall loan growth was negative prior to 2012, a result of the economic recession, including lower demand for commercial loans, and the Company’s successful divestiture of specific problem loans (including residential construction and land development loans) through loan sales. No problem loan sales occurred in 2013, compared to $9 million and $28 million in 2012 and 2011, respectively. These sales were necessary to reduce our exposure to CRE loans and to improve the Company’s overall risk profile.

As shown in the supplemental loan table below, construction and land development loans (excluding individuals) increased $11.5 million to $33.3 million at December 31, 2013. Primary to the increase were loans for retail trade, church and educational, and healthcare facilities, which were partially offset by a reduction in loans collateralized by land. Construction and land development loans to individuals for personal residences were lower, decreasing $4.7 million or 12.1 percent from December 31, 2012.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at December 31, 2013 and 2012:

December 31	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development
Residential:
Condominiums	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Town homes	0.0	1.5	1.5	0.0	0.0	0.0
Single family residences	2.0	3.0	5.0	0.0	0.0	0.0
Single family land and lots	4.9	0.0	4.9	5.6	0.0	5.6
Multifamily	3.7	0.0	3.7	4.3	0.0	4.3

	10.6	4.5	15.1	9.9	0.0	9.9
Commercial:
Office buildings	0.0	0.0	0.0	0.0	0.0	0.0
Retail trade	7.7	1.3	9.0	0.0	0.0	0.0
Land	4.9	1.4	6.3	9.6	0.0	9.6
Industrial	0.0	0.0	0.0	0.0	0.0	0.0
Healthcare	5.4	3.8	9.2	1.8	8.9	10.7
Churches and educational facilities	3.8	0.2	4.0	0.5	2.3	2.8
Lodging	0.9	6.3	7.2	0.0	0.0	0.0
Convenience stores	0.0	0.0	0.0	0.0	0.0	0.0
Marina	0.0	0.0	0.0	0.0	0.0	0.0
Other	0.0	0.0	0.0	0.0	0.0	0.0

	22.7	13.0	35.7	11.9	11.2	23.1

Total residential and commercial construction and land development	33.3	17.5	50.8	21.8	11.2	33.0
Individuals:
Lot loans	12.9	0.0	12.9	16.7	0.0	16.7
Construction	21.3	18.0	39.3	22.2	17.7	39.9

	34.2	18.0	52.2	38.9	17.7	56.6

Total	$67.5	$35.5	$103.0	$60.7	$28.9	$89.6

Commercial real estate mortgages were higher by $33.6 million or 6.9 percent, totaling $520.4 million at December 31, 2013. The Company’s ten largest commercial real estate funded and unfunded loan relationships at December 31, 2013 aggregated to $104.1 million (versus $115.5 million a year ago) and for the 26 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $198.0 million (compared to 24 relationships of $208.3 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at December 31, 2013 and 2012:

December 31	2013			2012
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$118.7	$2.5	$121.2	$104.7	$1.1	$105.8
Retail trade	130.6	2.4	133.0	126.7	0.0	126.7
Industrial	81.1	0.7	81.8	72.6	0.4	73.0
Healthcare	45.5	1.0	46.5	40.7	1.0	41.7
Churches and educational facilities	25.3	0.0	25.3	28.6	0.0	28.6
Recreation	2.5	0.0	2.5	2.7	0.1	2.8
Multifamily	16.8	0.0	16.8	9.0	0.0	9.0
Mobile home parks	1.9	0.0	1.9	2.0	0.0	2.0
Lodging	17.1	0.0	17.1	18.7	0.0	18.7
Restaurant	3.7	0.0	3.7	3.5	0.0	3.5
Agriculture	7.0	0.8	7.8	6.1	1.3	7.4
Convenience stores	20.8	0.1	20.9	20.5	0.0	20.5
Marina	21.3	0.0	21.3	21.2	0.0	21.2
Other	28.1	0.1	28.2	29.8	0.0	29.8

Total	$520.4	$7.6	$528.0	$486.8	$3.9	$490.7

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $350 million and $170 million, respectively, at December 31, 2013, compared to $313 million and $174 million, respectively, at December 31, 2012.

Residential mortgage lending is an important segment of the Company’s lending activities. The Company has never offered sub-prime, Alt A, Option ARM or any negative amortizing residential loans, programs or products, although we have originated and hold residential mortgage loans from borrowers with original or current FICO credit scores that are less than “prime.” Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first, second, third, and fourth quarters of 2013, closed residential mortgage loan production totaled $56 million, $80 million, $62 million and $53 million, respectively, of which $33 million, $49 million, $32 million and $26 million was sold servicing-released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production totaled $48 million, $66 million, $63 million and $73 million during the first, second, third and fourth quarters of 2012, respectively, of which $20 million, $26 million, $34 million and $39 million of fixed rate loans were sold.

Adjustable rate residential real estate mortgages were higher at December 31, 2013, by $30.9 million or 8.6 percent, and fixed rate residential real estate mortgages were lower, by $7.9 million or 7.9 percent, compared to a year ago. At December 31, 2013, approximately $392 million or 66 percent of the Company’s residential mortgage balances were adjustable, compared to $361 million or 63 percent at December 31, 2012. Loans secured by residential properties having fixed rates totaled approximately $91 million at December 31, 2013, of which 15- and 30-year mortgages totaled approximately $22 million and $69 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $4.1 million or 7.1 percent since December 31, 2012. In comparison, loans secured by residential properties having fixed rates totaled approximately $99 million at December 31, 2012, with 15- and 30-year fixed rate residential mortgages totaling approximately $24 million and $75 million, respectively. The Company also has a small home equity line portfolio totaling approximately $48 million at December 31, 2013, slightly lower than the $51 million that was outstanding at December 31, 2012.

Reflecting the impact of improved economic conditions, commercial loans increased $16.7 million or 27.0 percent year over year and totaled $78.6 million at December 31, 2013, compared to $61.9 million at December 31, 2012. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which decreased $2.2 million or 4.7 percent year over year and totaled $44.7 million (versus $46.9 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $21.3 million (versus $22.2 million a year ago), and residential lot loans to individuals which totaled $12.9 million (versus $16.7 million a year ago).

At December 31, 2013, the Company had commitments to make loans of $135.1 million, compared to $118.9 million at December 31, 2012 and $106.2 million at December 31, 2011 (see “Note P—Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $324.9 million to $64.2 million at December 31, 2013 compared with year-end 2008.

December 31	2013	2012	2011	2010	2009	2008
Performing	$64,224	$77,321	$84,610	$112,469	$145,797	$374,241
Performing TDR*	0	10,431	25,494	28,286	31,152	0
Nonaccrual	0	0	0	20,913	28,525	14,873

Total	$64,224	$87,752	$110,104	$161,668	$205,474	$389,114

Top 10 Customer Loan Relationships	$104,145	$115,506	$128,739	$151,503	$173,162	$228,800

*	TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 27.9 percent at December 31, 2013, compared with 37.5 percent at year-end 2012, 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, 85.9 percent at year-end 2009, and 162.1 percent at the end of 2008.

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

December 31	2013	2012	2011	2010	2009	2008
Construction and land development loans to total risk based capital	30%	28%	22%	39%	81%	206%
CRE loans to total risk based capital	172%	164%	174%	218%	274%	389%

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded. The Company continues to utilize a focused retail and commercial deposit growth strategy that has successfully generated core deposit relationships and increased services per household.

Total deposits increased $47,084,000, or 2.7 percent, to $1,806,045,000 at December 31, 2013 compared to one year earlier, and increased $40,220,000, or 2.3 percent, to $1,758,961,000 at December 31, 2012 when compared to December 31, 2011. Declining single service time deposits have been more than offset by increasing low cost or no cost deposits. Since December 31, 2012, interest bearing deposits (NOW, savings and money markets deposits) increased $45,721,000 or 4.5 percent to $1,063,963,000, noninterest bearing demand deposits increased $41,173,000 or 9.7 percent to $464,006,000, and CDs decreased $39,810,000 or 12.5 percent to $278,076,000.

Securities sold under repurchase agreements increased over the past twelve months by $14,507,000 or 10.6 percent to $151,310,000 at December 31, 2013. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers.

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

Securities

Information related to yields, maturities, carrying values and unrealized gains (losses) of the Company’s securities is set forth in Tables 15-17.

At December 31, 2013, the Company had no trading securities or securities held for investment, and $641,611,000 in securities available for sale (representing 100 percent of the total portfolio). Securities held for investment totaled only 2.1 percent of total securities at year-end 2012, and were transferred to available for sale during the first quarter of 2013. Overall, the securities had appreciation with a favorable impact to other comprehensive income when transferred. The Company’s total securities portfolio decreased $15.3 million or 2.3 percent from December 31, 2012, primarily as a result of improved loan growth. During 2012, the securities portfolio decreased $11.5 million or 1.7 percent from December 31, 2011, as a result of securities sold during the first and second quarters of 2012 and principal repayments.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested.

The effective duration of the investment portfolio at December 31, 2013 was 4.0 years, compared to 2.6 years at December 31, 2012. The increase in duration resulted from a steeper yield curve as interest rates increased approximately 80 to 100 basis points for 5 and 10 year maturities in 2013. The Company’s investments do not extend beyond an average duration of 5.0 years if interest rates increase in the future. Management believes the effective average duration of the portfolio will decline to 3.0 years over 2014 if the yield curve remains unchanged.

Cash and due from banks and interest bearing deposits (aggregated) totaled $191,624,000 at December 31, 2013, compared to $174,987,000 at December 31, 2012. The Company maintained additional liquidity during the uncertain environment and has utilized proceeds held in cash and cash equivalents to increase loans and investments as the economy has improved. At December 31, 2013, the higher balance for cash and cash equivalents reflects additional deposits and securities sold under agreements to repurchase garnered at year-end.

At December 31, 2013, available for sale securities had gross losses of $20,003,000 and gross gains of $3,156,000, compared to gross losses of $1,902,000 and gross gains of $7,012,000 at December 31, 2012. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first, second, third and fourth quarters of 2013 and all four quarters of 2012, it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates-Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

Fourth Quarter Review

Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for the fourth quarter of 2013 totaled $588,000 or $0.03 per average common diluted share, and compared to third, second and first quarter 2013’s net income of $44,204,000 or $2.34 per average common diluted share, $2,017,000 or $0.11 per average common diluted share, $1,107,000 or $0.06 per average common diluted share, respectively. Third quarter 2013’s net income included the reversal of the valuation allowance for net deferred tax assets which resulted in a tax benefit of $41.6 million recorded for the quarter. The net income available to common shareholders in the fourth quarter of 2013 compared to a loss in 2012’s fourth quarter of $697,000 or $(0.04) per average common diluted share. The performance for the fourth quarter of 2012 included organizational and branch consolidation costs of $491,000 and a loss on sale of a commercial loan of $1,238,000. The loan sale was settled shortly after year-end in 2012.

Our net interest margin of 3.08 percent decreased 17 basis points during the fourth quarter of 2013 from the third quarter of 2013, and was 14 basis points lower when compared to fourth quarter 2012’s result. Third quarter 2013’s result included $505,000 of interest recoveries on nonaccrual loans that improved net interest margin by 10 basis points. The Company has continued to benefit from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates, as well as, an improved mix of deposits, but even with an improving earning assets mix declining yields have been more than offsetting. The average cost of interest bearing liabilities was 1 basis point lower for the fourth quarter 2013 compared to the third quarter of 2013, and 7 basis points lower compared to the fourth quarter of 2012. The yield on earning assets declined by 19 basis points during the fourth quarter of 2013, compared to the third quarter of 2013, and was 20 basis points lower than for the fourth quarter of 2012. Loan demand was better during 2013 compared to 2012, but loan production was weaker during the fourth quarter of 2013, year over year primarily as a result of lower residential loan production. We expect loan growth will continue in 2014, but we anticipate higher interest rates are likely to dampen production. Meaningful reductions in rates paid for deposits are not predicted for 2014, although deposit growth is expected to continue and be a good source of funds for expected loan production.

Noninterest income (excluding the change in fair value on loan available for sale and securities gains) totaled $6.0 million for the fourth quarter of 2013, compared to $6.1 million for the third quarter of 2013, $6.3 million for the second quarter of 2013, $5.9 million for the first quarter of 2013, and $5.6 million for the fourth quarter of 2012. Although home prices have stabilized, higher interest rates reduced transaction volumes during the fourth quarter 2013, resulting in fee income from residential real estate mortgage production decreasing by $302,000 from fourth quarter a year ago, and $347,000 from third quarter 2013’s result. The decline in demand for residential loans is expected to remain lower in 2014, and we have reduced operational costs related to mortgage banking for the first quarter of 2014. Service charges on deposit accounts were $101,000 higher when compared to fourth quarter 2012 and interchange income increased $237,000 over the same period. Service charges and fees derived from customer relationships increased as a result of more accounts and households as a result of our retail deposit growth strategy. Revenue from wealth management services was $270,000 higher when compared to fourth quarter 2012, but marine finance fees were $43,000 lower over the same period.

Noninterest expenses increased by $0.1 million versus third quarter 2013’s result, and were $1.1 million lower when compared to the fourth quarter of 2012. For the fourth quarter 2013, overhead was lower for employee benefits ($292,000, better health claims experience), outsourced data processing ($318,000, impact of renegotiated contract with our core data processor), occupancy and furniture and equipment (on an aggregate basis, by $467,000 and reflecting the closing and consolidation of offices the third and fourth quarters of 2012), legal and professional fees ($625,000, fewer expenditures for problem assets in general, a specific recovery of a legal fee for a single creditor of $350,000, and lower OCC examination fees), FDIC assessments ($246,000, reflecting a lower assessment rate, for the fourth quarter and prospectively), and asset dispositions expense and losses on OREO and repossessed assets (on an aggregate basis, $177,000 and reflecting lower foreclosure activity and OREO on hand to be managed and sold). Increases to overhead for the fourth quarter of 2013 were primarily for salary additions ($735,000, principally commercial relationship managers added to our Orlando, Ft. Lauderdale and Palm Beach Accelerate locations) and other expenses (up $176,000, including a one-time miscellaneous charge-off of $190,000).

A provision for loan losses of $0.5 million was recorded in the fourth quarter of 2013. Provisions for loans losses have been declining as credit quality has improved and were significantly lower during 2013, compared to 2012. Net charge-offs for the fourth quarter of 2013 were lower by $1.3 million compared to the fourth quarter of 2012. While the allowance for loan losses to loans outstanding ratio at December 31, 2013 was lower, 1.54 percent compared to 1.80 percent a year earlier, the coverage ratio (the allowance for loan losses to nonaccrual loans) was 72.5 percent at December 31, 2013 compared to 54.0 percent at December 31, 2012, reflecting the improvement in credit quality.

Internal Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer with the assistance of outside consultants, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to the material weakness described in Item 9A of this annual report. Management is actively addressing this issue and has developed a new control procedure for this purpose.

The board of directors, the audit committee of the board and senior management of the Company consider it essential to assure the Company achieves effective and comprehensive internal controls over every aspect of financial reporting.

See “Item 9A - Controls and Procedures” in this annual report for a more detailed description of the material weaknesses in the Company’s internal controls identified by management and the remediation measures being taken by the Company to address this weakness.

Table 1 - Condensed Income Statement*

	2013	2012	2011
	(Tax equivalent basis)
Net interest income	2.99%	3.07%	3.25%
Provision for loan losses	0.15	0.51	0.10
Noninterest income
Securities gains, net	0.02	0.36	0.06
Change in fair value of loan held for sale	0.00	(0.06)	0.00
Other	1.11	1.01	0.89
Noninterest expense	3.43	3.89	3.77

Income (loss) before income taxes	0.54	(0.02)	0.33
Provision (benefit) for income taxes including tax equivalent adjustment	(1.84)	0.01	0.01

Net income (loss)	2.38%	(0.03)%	0.32%

*	As a Percent of Average Assets

Table 2 - Changes in Average Earning Assets

	Increase/(Decrease) 2013 vs 2012		Increase/(Decrease) 2012 vs 2011
	(Dollars in thousands)
Securities:
Taxable	$63,886	10.9%	$12,068	2.1%
Nontaxable	(371)	(18.7)	(1,373)	(41.0)
Federal funds sold and other investments	(47,192)	(23.6)	36,589	22.4
Loans, net	44,905	3.7	11,321	0.9

TOTAL	$61,228	3.0	$58,605	3.0

Table 3 - Rate/Volume Analysis (on a Tax Equivalent Basis)

	2013 vs 2012 Due to Change in:			2012 vs 2011 Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
	Amount of increase (decrease)
EARNING ASSETS
Securities
Taxable	$1,390	$(2,498)	$(1,108)	$327	$(3,863)	$(3,536)
Nontaxable	(23)	6	(17)	(86)	(6)	(92)

	1,367	(2,492)	(1,125)	241	(3,869)	(3,628)
Federal funds sold and other investments	(247)	162	(85)	175	(19)	156
Loans, net	2,076	(3,342)	(1,266)	560	(4,632)	(4,072)

TOTAL EARNING ASSETS	3,196	(5,672)	(2,476)	976	(8,520)	(7,544)
INTEREST BEARING LIABILITIES
NOW	42	(273)	(231)	61	(370)	(309)
Savings deposits	23	(77)	(54)	30	(12)	18
Money market accounts	(3)	(452)	(455)	69	(627)	(558)
Time deposits	(744)	(1,278)	(2,022)	(1,739)	(2,907)	(4,646)

	(682)	(2,080)	(2,762)	(1,579)	(3,916)	(5,495)
Federal funds purchased and other short term borrowings	29	(83)	(54)	87	(23)	64
Other borrowings	0	(105)	(105)	0	(44)	(44)

TOTAL INTEREST BEARING LIABILITIES	(653)	(2,268)	(2,921)	(1,492)	(3,983)	(5,475)

NET INTEREST INCOME	$3,849	$(3,404)	$445	$2,468	$(4,537)	$(2,069)

(1)	Changes attributable to rate/volume are allocated to rate and volume on an equal basis.

Table 4 - Changes in Average Interest Bearing Liabilities

	Increase/(Decrease) 2013 vs 2012		Increase/(Decrease) 2012 vs 2011
	(Dollars in thousands)
NOW	$35,603	8.3%	$32,033	8.0%
Savings deposits	29,002	19.0	28,239	22.6
Money market accounts	(2,591)	(0.8)	22,064	6.9
Time deposits	(88,101)	(22.9)	(128,263)	(25.0)
Federal funds purchased and other short term borrowings	13,630	9.6	35,097	33.0
Other borrowings	0	0.0	0	0.0

TOTAL	$(12,457)	(0.8)	$(10,830)	(0.7)

Table 5 - Three Year Summary

Average Balances, Interest Income and Expenses, Yields and Rates (1)

	2013			2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
EARNING ASSETS
Securities
Taxable	$651,368	$12,856	1.97%	$587,482	$13,964	2.38%	$575,414	$17,500	3.04%
Nontaxable	1,608	105	6.53	1,979	122	6.16	3,352	214	6.38

	652,976	12,961	1.98	589,461	14,086	2.39	578,766	17,714	3.06
Federal funds sold and other investments	152,816	868	0.57	200,008	953	0.48	163,419	797	0.49
Loans, net (2)	1,272,447	57,163	4.49	1,227,542	58,429	4.76	1,216,221	62,501	5.14

TOTAL EARNING ASSETS	2,078,239	70,992	3.42	2,017,011	73,468	3.64	1,958,406	81,012	4.14
Allowance for loan losses	(21,133)			(24,352)			(32,228)
Cash and due from banks	36,423			34,215			30,502
Bank premises and equipment	34,806			34,502			35,146
Other assets	58,422			55,699			71,858

	$2,186,757			$2,117,075			$2,063,684

INTEREST BEARING LIABILITIES
NOW	$466,680	401	0.09%	$431,077	632	0.15%	$399,044	941	0.24%
Savings deposits	182,039	101	0.06	153,037	155	0.10	124,798	137	0.11
Money market accounts	337,395	280	0.08	339,986	735	0.22	317,922	1,293	0.41
Time deposits	296,402	1,947	0.66	384,503	3,969	1.03	512,766	8,615	1.68
Federal funds purchased and other short term borrowings	155,222	286	0.18	141,592	340	0.24	106,495	276	0.26
Other borrowings	103,610	2,542	2.45	103,610	2,647	2.56	103,610	2,691	2.60

TOTAL INTEREST BEARING LIABILIITIES	1,541,348	5,557	0.36	1,553,805	8,478	0.55	1,564,635	13,953	0.89
Demand deposits	451,776			388,685			323,044
Other liabilities	10,329			9,204			10,709

	2,003,453			1,951,694			1,898,388
Shareholders’ equity	183,304			165,381			165,296

	$2,186,757			$2,117,075			$2,063,684

Interest expense as % of earning assets			0.27%			0.42%			0.71%
Net interest income/yield on earning assets		$65,435	3.15%		$64,990	3.22%		$67,059	3.42%

(1)	The tax equivalent adjustment is based on a 35% tax rate.
(2)	Nonperforming loans are included in average loan balances. Fees on loans are included in interest on loans.

Table 6 - Noninterest Income

	Year Ended			% Change
	2013	2012	2011	13/12	12/11
	(Dollars in thousands)
Service charges on deposit accounts	$6,711	$6,245	$6,262	7.5%	(0.3)%
Trust fees	2,711	2,279	2,111	19.0	8.0
Mortgage banking fees	4,173	3,710	2,140	12.5	73.4
Brokerage commissions and fees	1,631	1,071	1,122	52.3	(4.5)
Marine finance fees	1,189	1,111	1,209	7.0	(8.1)
Interchange income	5,404	4,501	3,808	20.1	18.2
Other deposit based EFT fees	342	336	318	1.8	5.7
Other	2,158	2,191	1,375	(1.5)	59.3

	24,319	21,444	18,345	13.4	16.9
Loss on sale of commercial loan	0	(1,238)	0	n/m	n/m
Securities gains, net	419	7,619	1,220	(94.5)	524.5

TOTAL	$24,738	$27,825	$19,565	(11.1)	42.2

n/m = not meaningful

Table 7 - NonInterest Expense

	Year Ended			% Change
	2013	2012	2011	13/12	12/11
	(Dollars in thousands)
Salaries and wages	$31,006	$29,935	$27,288	3.6%	9.7%
Employee benefits	7,327	7,710	5,875	(5.0)	31.2
Outsourced data processing costs	6,372	7,382	6,583	(13.7)	12.1
Telephone / data lines	1,253	1,178	1,179	6.4	(0.1)
Occupancy	7,178	8,146	7,627	(11.9)	6.8
Furniture and equipment	2,334	2,319	2,291	0.6	1.2
Marketing	2,339	3,095	2,917	(24.4)	6.1
Legal and professional fees	2,458	5,241	6,137	(53.1)	(14.6)
FDIC assessments	2,601	2,805	3,013	(7.3)	(6.9)
Amortization of intangibles	783	788	847	(0.6)	(7.0)
Asset dispositions expense	740	1,459	2,281	(49.3)	(36.0)
Net loss on other real estate owned and repossessed assets	1,289	3,467	3,751	(62.8)	(7.6)
Other	9,472	9,023	7,974	5.0	13.2

TOTAL	$75,152	$82,548	$77,763	(9.0)	6.2

n/m = not meaningful

Table 8 - Capital Resources

	December 31
	2013	2012	2011
	(Dollars in thousands)
TIER 1 CAPITAL
Common stock (2)	$2,364	$1,897	$1,894
Preferred stock	0	48,746	47,497
Warrant for purchase of common stock	0	0	3,123
Additional paid in capital (2)	277,290	230,438	226,500
Accumulated (deficit)	(70,695)	(118,611)	(114,152)
Treasury stock	(11)	(62)	(13)
Qualifying trust preferred securities	52,000	52,000	52,000
Intangibles	(718)	(1,501)	(2,289)
Other	(49,797)	(1,068)	284

TOTAL TIER 1 CAPITAL	210,433	211,839	214,844
TIER 2 CAPITAL
Allowance for loan losses, as limited (1)	16,877	15,589	15,459

TOTAL TIER 2 CAPITAL	16,877	15,589	15,459

TOTAL RISK-BASED CAPITAL	$227,310	$227,428	$230,303

Risk weighted assets	$1,346,957	$1,240,593	$1,226,547

Tier 1 risk based capital ratio	15.62%	17.08%	17.51%
Total risk based capital ratio	16.88	18.33	18.77
Regulatory minimum	8.00	8.00	8.00
Tier 1 capital to adjusted total assets	9.59	10.04	10.31
Regulatory minimum	4.00	4.00	4.00
Shareholders’ equity to assets	8.75	7.62	7.96
Average shareholders’ equity to average total assets	8.38	7.81	8.01

(1)	Includes reserve for unfunded commitments of $29,000 at December 31, 2013 and 2012, and $44,000 at December 31, 2011.
(2)	Prior years adjusted to reflect 1 for 5 reverse stock split effective December 13, 2013.

Table 9 - Loans Outstanding

	December 31
	2013	2012	2011	2010	2009
	(In thousands)
Construction and land development
Residential	$10,566	$9,902	$11,255	$14,025	$47,599
Commercial	22,733	11,907	11,338	33,773	77,469

	33,299	21,809	22,593	47,798	125,068
Individuals	34,151	38,927	26,591	31,508	37,800

	67,450	60,736	49,184	79,306	162,868
Commercial real estate	520,382	486,828	508,353	543,603	584,217
Real estate mortgage
Residential real estate
Adjustable	391,885	361,005	334,140	303,320	289,378
Fixed rate	91,108	98,976	96,952	82,559	88,645
Home equity mortgages	62,043	57,955	60,253	73,382	86,771
Home equity lines	47,710	51,395	54,901	57,733	60,066

	592,746	569,331	546,246	516,994	524,860
Commercial and financial	78,636	61,903	53,105	48,825	61,058
Installment loans to individuals
Automobiles and trucks	6,607	7,761	8,736	10,874	15,322
Marine loans	20,208	18,446	19,932	19,806	26,423
Other	17,898	20,723	21,943	20,922	22,279

	44,713	46,930	50,611	51,602	64,024
Other loans	280	353	575	278	476

TOTAL	$1,304,207	$1,226,081	$1,208,074	$1,240,608	$1,397,503

Table 10 - Loan Maturity Distribution

	December 31, 2013
	Commercial and Financial	Construction and Land Development	Total
	(In thousands)
In one year or less	$16,652	$18,381	$35,033
After one year but within five years:
Interest rates are floating or adjustable	1,617	17,476	19,093
Interest rates are fixed	36,581	16,894	53,475
In five years or more:
Interest rates are floating or adjustable	0	6,708	6,708
Interest rates are fixed	23,786	7,991	31,777

TOTAL	$78,636	$67,450	$146,086

Table 11 - Maturity of Certificates of Deposit of $100,000 or More

	December 31
	2013	% of Total	2012	% of Total
	(Dollars in thousands)
Maturity Group:
Under 3 Months	$38,805	31.6%	$36,519	27.1%
3 to 6 Months	20,604	16.8	25,007	18.5
6 to 12 Months	24,670	20.1	26,246	19.5
Over 12 Months	38,667	31.5	46,999	34.9

TOTAL	$122,746	100.0%	$134,771	100.0%

Table 12 - Summary of Loan Loss Experience

	Year Ended December 31
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$22,104	$25,565	$37,744	$45,192	$29,388
Provision for loan losses	3,188	10,796	1,974	31,680	124,767
Charge offs:
Construction and land development	604	612	4,739	18,135	38,906
Commercial real estate	2,714	8,539	3,663	11,162	31,080
Residential real estate	3,153	8,381	7,482	10,797	36,282
Commercial and financial	60	346	0	759	3,337
Consumer	253	410	562	775	1,221

TOTAL CHARGE OFFS	6,784	18,288	16,446	41,628	110,826
Recoveries:
Construction and land development	212	341	1,053	483	578
Commercial real estate	547	2,702	354	517	293
Residential real estate	449	738	513	861	529
Commercial and financial	326	129	301	424	197
Consumer	26	121	72	215	266

TOTAL RECOVERIES	1,560	4,031	2,293	2,500	1,863

Net loan charge offs	5,224	14,257	14,153	39,128	108,963

ENDING BALANCE	$20,068	$22,104	$25,565	$37,744	$45,192

Loans outstanding at end of year*	$1,304,207	$1,226,081	$1,208,074	$1,240,608	$1,397,503
Ratio of allowance for loan losses to loans outstanding at end of year	1.54%	1.80%	2.12%	3.04%	3.23%
Daily average loans outstanding*	$1,272,447	$1,227,542	$1,216,221	$1,327,111	$1,587,273
Ratio of net charge offs to average loans outstanding	0.41%	1.16%	1.16%	2.95%	6.86%

*	Net of unearned income.

Table 13 - Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
ALLOCATION BY LOAN TYPE
Construction and land development	$808	$1,134	$1,883	$7,214
Commercial real estate loans	6,160	8,849	11,477	18,563
Residential real estate loans	11,659	11,090	10,966	10,102
Commercial and financial loans	710	468	402	480
Consumer loans	731	563	837	1,385

TOTAL	$20,068	$22,104	$25,565	$37,744

ALLOCATION BY LOAN TYPE (1)
Commercial real estate loans					$30,955
Residential real estate loans					9,667
Commercial and financial loans					1,099
Consumer loans					3,471

TOTAL					$45,192

YEAR END LOAN TYPES AS A PERCENT OF TOTAL LOANS
Construction and land development	5.2%	5.0%	4.1%	6.4%	11.7%
Commercial real estate loans	39.9	39.7	42.1	43.8	41.7
Residential real estate loans	45.5	46.5	45.2	41.7	37.6
Commercial and financial loans	6.0	5.0	4.4	3.9	4.4
Consumer loans	3.4	3.8	4.2	4.2	4.6

TOTAL	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	The Company does not have the ability to restate allocation by loan type to the new format for years prior to 2010.

Table 14 - Nonperforming Assets

Financing Receivables on Nonaccrual Status

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans (1) (2)
Construction and land development	$1,302	$1,342	$2,227	$29,229	$59,809
Commercial real estate loans	5,111	17,234	13,120	19,101	23,865
Residential real estate loans	20,705	22,099	12,555	14,810	12,790
Commercial and financial loans	13	0	16	4,607	535
Consumer loans	541	280	608	537	877

Total	27,672	40,955	28,526	68,284	97,876

Other real estate owned
Construction and land development	421	2,124	10,879	15,358	19,086
Commercial real estate loans	5,138	6,305	7,517	8,368	3,461
Residential real estate loans	1,301	3,458	2,550	1,971	2,838

Total	6,860	11,887	20,946	25,697	25,385

TOTAL NONPERFORMING ASSETS	$34,532	$52,842	$49,472	$93,981	$123,261

Amount of loans outstanding at end of year (2)	$1,304,207	$1,226,081	$1,208,074	$1,240,608	$1,397,503
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	2.63%	4.27%	4.03%	7.42%	8.66%
Accruing loans past due 90 days or more	$160	$1	$0	$0	$156
Loans restructured and in compliance with modified terms (3)	25,137	41,946	71,611	66,350	57,433

(1)	Interest income that could have been recorded during 2013, 2012, and 2011 related to nonaccrual loans was $964,000, $1,931,000, and $1,178,000, respectively, none of which was included in interest income or net income.
All nonaccrual loans are secured.
(2)	Net of unearned income.
(3)	Interest income that would have been recorded based on original contractual terms was $1,618,000, $2,725,000, and $4,734,000, respectively, for 2013, 2012 and 2011. The amount included in interest income under the modified terms for 2013, 2012, and 2011 was $1,074,000, $2,036,000, and $3,194,000, respectively.

Table 15 - Securities Available For Sale

	December 31
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities
2013	$100	$100	$0	$0
2012	1,700	1,707	7	0
Mortgage-backed securities of U.S. Government Sponsored Entities
2013	129,468	126,735	1,456	(4,189)
2012	186,404	189,255	3,320	(469)
Collateralized mortgage obligations of U.S. Government Sponsored Entities
2013	383,392	369,421	776	(14,747)
2012	352,731	354,259	2,430	(902)
Private mortgage-backed securities
2013	29,800	29,574	0	(226)
2012	0	0	0	0
Private collateralized mortgage obligations
2013	76,520	76,838	731	(413)
2012	96,258	96,931	1,203	(530)
Collateralized loan obligations
2013	32,592	32,179	0	(413)
2012	0	0	0	0
Obligations of state and political subdivisions
2013	6,586	6,764	193	(15)
2012	847	898	51	0
Total Securities Available For Sale
2013	$658,458	$641,611	$3,156	$(20,003)

2012	$637,940	$643,050	$7,011	$(1,901)

Table 16—Securities Held For Investment (1)

	December 31
	Amortized Cost	Fair Value	Unrealized Gains	Unrealized Losses
	(In thousands)
Collateralized mortgage obligations of U.S. Government Sponsored Entities
2013	$0	$0	$0	$0
2012	4,687	4,595	0	(92)
Private collateralized mortgage obligations
2013	0	0	0	0
2012	1,278	1,311	33	0
Obligations of states and political subdivisions
2013	0	0	0	0
2012	6,353	7,087	737	(3)
Other Securities
2013	0	0	0	0
2012	1,500	1,549	49	0
Total Securities Held For Investment
2013	$0	$0	$0	$0

2012	$13,818	$14,542	$819	$(95)

(1)	Management changed its intent to hold the securities held for investment during the first quarter 2013 and all securities were transferred to securities available for sale to allow more flexibility in managing interest rate risk.

Table 17 - Maturity Distribution of Securities Available For Sale

	December 31, 2013
	1 Year Or Less	1-5 Years	5-10 Years	After 10 Years	Total	Average Maturity In Years
	(Dollars in thousands)
AMORTIZED COST
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$0	$100	0.29
Mortgage-backed securities of U.S. Government Sponsored Entities	4,959	30,378	76,540	17,591	129,468	6.80
Collateralized mortgage obligations of U.S. Government Sponsored Entities	14,899	104,700	249,654	14,139	383,392	5.75
Private mortgage-backed securities	0	0	0	29,800	29,800	12.84
Private collateralized mortgage obligations	6,090	38,748	16,926	14,756	76,520	5.23
Collateralized loan obligations	0	7,695	24,897	0	32,592	6.18
Obligations of state and political subdivisions	0	817	743	5,026	6,586	10.49

Total Securities Available For Sale	$26,048	$182,338	$368,760	$81,312	$658,458	6.29

FAIR VALUE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	5,216	31,278	72,522	17,719	126,735
Collateralized mortgage obligations of U.S. Government Sponsored Entities	14,735	103,254	238,256	13,176	369,421
Private mortgage-backed securities	0	0	0	29,574	29,574
Private collateralized mortgage obligations	6,096	38,626	17,348	14,768	76,838
Collateralized loan obligations	0	7,591	24,588	0	32,179
Obligations of state and political subdivisions	0	832	758	5,174	6,764

Total Securities Available For Sale	$26,147	$181,581	$353,472	$80,411	$641,611

WEIGHTED AVERAGE YIELD (FTE)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	0.15%	0.00%	0.00%	0.00%	0.15%
Mortgage-backed securities of U.S. Government Sponsored Entities	2.93%	2.51%	2.28%	2.27%	2.36%
Collateralized mortgage obligations of U.S. Government Sponsored Entities	2.31%	2.12%	1.94%	1.70%	1.99%
Private mortgage-backed securities	0.00%	0.00%	0.00%	1.42%	1.42%
Private collateralized mortgage obligations	4.26%	2.33%	2.43%	2.77%	2.59%
Collateralized loan obligations	0.00%	2.21%	1.58%	0.00%	1.73%
Obligations of state and political subdivisions	0.00%	6.43%	6.74%	4.98%	5.36%
Total Securities Available For Sale	2.87%	2.25%	2.02%	2.12%	2.13%

Table 18 - Interest Rate Sensitivity Analysis (1)

	December 31, 2013
	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Federal funds sold and interest bearing deposits	$143,063	$0	$0	$0	$143,063
Securities (2)	189,433	58,882	202,663	207,480	658,458
Loans, net (3)	272,136	253,568	653,616	111,047	1,290,367

Earning assets	604,632	312,450	856,279	318,527	2,091,888
Savings deposits (4)	1,063,963	0	0	0	1,063,963
Time deposits	77,138	114,839	86,095	4	278,076
Borrowings	204,920	0	50,000	0	254,920

Interest bearing liabilities	1,346,021	114,839	136,095	4	1,596,959

Interest sensitivity gap	$(741,389)	$197,611	$720,184	$318,523	$494,929

Cumulative gap	$(741,389)	$(543,778)	$176,406	$494,929

Cumulative gap to total earning assets (%)	(35.4)	(26.0)	8.4	23.7
Earning assets to interest bearing liabilities (%)	44.9	272.1	629.2	n/m

(1)	The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.
(2)	Securities are stated at amortized cost.
(3)	Excludes nonaccrual loans.
(4)	This category is comprised of NOW, savings and money market deposits. If NOW and savings deposits (totaling $732,779) were deemed repriceable in “4-12 months”, the interest sensitivity gap and cumulative gap would be ($8,610) or (0.4)% of total earning assets and an earning assets to interest bearing liabilities for the 0-3 months category of 98.6%.

n/m = not meaningful

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Seacoast common stock for the five years ended December 31, 2013 with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2008 (the last day of trading for the year ended December 31, 2008) in each of Seacoast common stock, the NASDAQ Composite Index and the SNL Southeast Bank Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Comparison of Five-Year Cumulative Return for Seacoast Common Stock, the NASDAQ Composite Index and the SNL Southeast Bank Index

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Seacoast Banking Corporation of Florida	100.00	24.76	22.18	23.09	24.46	37.07
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Southeast Bank	100.00	100.41	97.49	57.04	94.75	128.40

SELECTED QUARTERLY INFORMATON

QUARTERLY CONSOLIDATED INCOME (LOSS) STATEMENTS (UNAUDITED)

	2013 Quarters				2012 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
Net interest income:
Interest income	$17,616	$18,177	$17,513	$17,457	$17,806	$17,825	$18,306	$19,350
Interest expense	1,339	1,362	1,399	1,457	1,598	1,873	2,299	2,708

Net interest income	16,277	16,815	16,114	16,000	16,208	15,952	16,007	16,642
Provision for loan losses	490	1,180	565	953	1,136	900	6,455	2,305

Net interest income after provision for loan losses	15,787	15,635	15,549	15,047	15,072	15,052	9,552	14,337
Noninterest income:
Service charges on deposit accounts	1,778	1,741	1,641	1,551	1,677	1,620	1,487	1,461
Trust fees	693	667	675	676	592	550	564	573
Mortgage banking fees	728	1,075	1,256	1,114	1,030	1,155	902	623
Brokerage commissions and fees	461	383	362	425	292	247	298	234
Marine finance fees	215	283	419	272	258	279	244	330
Interchange income	1,394	1,358	1,388	1,264	1,157	1,119	1,154	1,071
Other deposit based EFT fees	80	77	87	98	83	70	84	99
Other income	617	503	507	531	520	639	486	546
Loss on sale of commercial loan	0	0	0	0	(1,238)	0	0	0
Securities gains, net	0	280	114	25	582	48	3,615	3,374

Total noninterest income	5,966	6,367	6,449	5,956	4,953	5,727	8,834	8,311
Noninterest expenses:
Salaries and wages	8,077	7,557	7,902	7,470	7,342	8,103	7,435	7,055
Employee benefits	1,568	1,713	1,823	2,223	1,860	1,924	1,916	2,010
Outsourced data processing costs	1,586	1,657	1,631	1,498	1,904	1,923	1,834	1,721
Telephone / data lines	325	318	325	285	293	299	297	289
Occupancy	1,824	1,824	1,775	1,755	2,241	2,080	1,943	1,882
Furniture and equipment	597	605	571	561	647	570	607	495
Marketing	749	456	685	449	707	785	677	926
Legal and professional fees	489	874	299	796	1,114	714	1,637	1,776
FDIC assessments	451	713	720	717	697	695	707	706
Amortization of intangibles	196	195	197	195	195	196	196	201
Asset dispositions expense	180	159	111	290	200	364	368	527
Net loss on other real estate owned and repossessed assets	0	229	493	567	157	561	790	1,959
Other	2,604	2,203	2,512	2,153	2,428	2,118	2,314	2,163

Total noninterest expenses	18,646	18,503	19,044	18,959	19,785	20,332	20,721	21,710

Income (loss) before income taxes	3,107	3,499	2,954	2,044	240	447	(2,335)	938
Provision for income taxes	1,257	(41,642)	0	0	0	0	0	0

Net income (loss)	1,850	45,141	2,954	2,044	240	447	(2,335)	938
Preferred stock dividends and accretion on preferred stock discount	1,262	937	937	937	937	937	937	937

Net income (loss) available to shareholders	$588	$44,204	$2,017	$1,107	$(697)	$(490)	$(3,272)	$1

PER COMMON SHARE DATA
Net income (loss) diluted	$0.03	$2.31	$0.11	$0.06	$(0.04)	$(0.03)	$(0.17)	$0.00
Net income (loss) basic	0.03	2.35	0.11	0.06	(0.04)	(0.03)	(0.17)	0.00
Cash dividends declared:
Common stock	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	10.10	10.20	9.05	8.05	6.95	6.70	6.90	7.60
High close	12.40	12.15	11.00	11.10	8.20	8.25	9.45	9.65
Bid price at end of period	12.20	10.85	11.00	10.45	8.05	7.95	7.45	8.80

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Seacoast Banking Corporation of Florida:

We have audited Seacoast Banking Corporation of Florida and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the lack of a control designed to provide for an effective review of the accounting for previously recorded charge-offs, a non-routine matter, related to a matured troubled debt restructured loan has been identified and included in management’s assessment (Item 9A(b)). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Seacoast Banking Corporation of Florida and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

March 17, 2014

Miami, Florida

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Seacoast Banking Corporation of Florida:

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Banking Corporation of Florida and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Seacoast Banking Corporation of Florida’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

March 17, 2014

Miami, Florida

Certified Public Accountants

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31
	2013	2012	2011
	(Dollars in thousands, except share data)
INTEREST INCOME
Interest on securities
Taxable	$12,856	$13,964	$17,500
Nontaxable	68	80	140
Interest and fees on loans	56,971	58,290	62,355
Interest on federal funds sold and interest bearing deposits	868	953	797

Total interest income	70,763	73,287	80,792
INTEREST EXPENSE
Interest on savings deposits	782	1,522	2,371
Interest on time certificates	1,947	3,969	8,615
Interest on short term borrowings	286	340	276
Interest on subordinated debt	934	1,035	1,084
Interest on other borrowings	1,608	1,612	1,607

Total interest expense	5,557	8,478	13,953

NET INTEREST INCOME	65,206	64,809	66,839
Provision for loan losses	3,188	10,796	1,974

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES	62,018	54,013	64,865
NONINTEREST INCOME
Loss on sale of commercial loan	0	(1,238)	0
Securities gains, net (includes net gains of $149 in other comprehensive income reclassifications)	419	7,619	1,220
Other	24,319	21,444	18,345

Total noninterest income	24,738	27,825	19,565
NONINTEREST EXPENSE	75,152	82,548	77,763

INCOME (LOSS) BEFORE INCOME TAXES	11,604	(710)	6,667
Income taxes benefit	(40,385)	0	0

NET INCOME (LOSS)	51,989	(710)	6,667
Preferred stock dividends and accretion on preferred stock discount	4,073	3,748	3,748

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$47,916	$(4,458)	$2,919

SHARE DATA
Net income (loss) per share of common stock
Diluted	$2.44	$(0.24)	$0.16
Basic	2.46	(0.24)	0.16
Average common shares outstanding
Diluted	19,650,005	18,748,757	18,760,215
Basic	19,449,560	18,748,757	18,702,397

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
NET INCOME (LOSS)	$51,989	$(710)	$6,667
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(22,532)	3,227	5,884
Unrealized gains on transfer of securities held for investment into securities available for sale	724	0	0
Reclassification adjustment for gains included in net income	(149)	(6,632)	(354)
Benefit (provision) for income taxes	8,475	1,315	(2,135)

Total other comprehensive income (loss)	(13,482)	(2,090)	3,395

COMPREHENSIVE INCOME (LOSS)	$38,507	$(2,800)	$10,062

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$48,561	$45,620
Interest bearing deposits with other banks	143,063	129,367

Total cash and cash equivalents	191,624	174,987
Securities available for sale (at fair value)	641,611	643,050
Securities held for investment (fair value: $14,542 in 2012)	0	13,818

Total securities	641,611	656,868
Loans available for sale	13,832	36,021
Loans, including deferred costs of $2,618 in 2013 and $1,530 in 2012	1,304,207	1,226,081
Less: Allowance for loan losses	(20,068)	(22,104)

Net loans	1,284,139	1,203,977
Bank premises and equipment, net	34,505	34,465
Other real estate owned	6,860	11,887
Other intangible assets	718	1,501
Other assets	95,651	54,223

TOTAL ASSETS	$2,268,940	$2,173,929

LIABILITIES
Demand deposits (noninterest bearing)	$464,006	$422,833
NOW	540,288	509,371
Savings deposits	192,491	164,956
Money market accounts	331,184	343,915
Other time deposits	154,743	182,495
Brokered time certificates	9,776	8,203
Time certificates of $100,000 or more	113,557	127,188

Total deposits	1,806,045	1,758,961
Federal funds purchased and securities sold under agreement to repurchase, maturing within 30 days	151,310	136,803
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	9,371	9,009

	2,070,336	2,008,383
Commitments and Contingencies (Notes K and P)
SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0.10 per share—authorized 4,000,000 shares, 2,000 shares of Series A issued and outstanding in 2012	0	48,746
Common stock, par value $0.10 per share authorized 60,000,000 shares, issued 23,638,373 and outstanding 23,637,434 shares in 2013 and authorized 60,000,000 shares, issued 18,975,129 and outstanding 18,967,434 shares in 2012	2,364	1,897
Additional paid-in capital	277,290	230,438
Accumulated deficit	(70,695)	(118,611)
Less: Treasury stock (939 shares in 2013 and 7,695 shares in 2012), at cost	(11)	(62)

	208,948	162,408
Accumulated other comprehensive income, net	(10,344)	3,138

TOTAL SHAREHOLDERS’ EQUITY	198,604	165,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,268,940	$2,173,929

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$73,849	$78,119	$81,904
Fees and commissions received	24,168	20,814	18,453
Interest paid	(5,584)	(9,003)	(16,211)
Cash paid to suppliers and employees	(65,405)	(71,016)	(66,705)
Income taxes received (paid)	(157)	2	(9)
Origination of loans designated held for sale	(208,998)	(188,064)	(137,295)
Sale of loans designated held for sale	231,187	167,921	143,019
Net change in other assets	792	(835)	585

Net cash provided (used) by operating activities	49,852	(2,062)	23,741
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of securities available for sale	155,627	133,651	115,287
Maturities of securities held for investment	0	6,395	7,733
Proceeds from sale of securities available for sale	67,330	256,102	52,689
Purchases of securities available for sale	(230,118)	(384,120)	(379,262)
Purchases of securities held for investment	0	(500)	(1,526)
Net new loans and principal payments	(88,039)	(54,633)	(15,248)
Proceeds from sale of loans	379	0	1,450
Proceeds from the sale of other real estate owned	8,843	18,369	38,075
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank Stock	943	296	1,363
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	(1,303)	(142)	(360)
Additions to bank premises and equipment	(2,817)	(3,839)	(1,070)

Net cash (used) by investing activities	(89,155)	(28,421)	(180,869)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,085	40,223	81,517
Net increase in federal funds purchased and repurchase agreements	14,507	551	38,039
Issuance of common stock, net of related expense	46,977	0	0
Repurchase of stock warrants, including related expense	0	(81)	0
Stock based employee benefit plans	190	196	123
Redemption of preferred stock	(50,000)	0	0
Dividends paid on preferred shares	(2,819)	(2,500)	(6,875)

Net cash provided by financing activities	55,940	38,389	112,804

Net increase (decrease) in cash and cash equivalents	16,637	7,906	(44,324)
Cash and cash equivalents at beginning of year	174,987	167,081	211,405

Cash and cash equivalents at end of year	$191,624	$174,987	$167,081

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Paid-in Capital/ Warrants	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Comprehensive Income (Loss), Net	Total
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	18,697	$1,870	2	$46,248	$229,001	$(112,652)	$(1)	$1,833	$166,299
Comprehensive income	0	0	0	0	0	6,667	0	3,395	10,062
Cash dividends on preferred shares	0	0	0	0	0	(6,875)	0	0	(6,875)
Stock based compensation expense	0	0	0	0	273	0	0	0	273
Common stock issued for stock based employee benefit plans	240	24	0	0	349	(43)	(12)	0	318
Accretion on preferred stock discount	0	0	0	1,249	0	(1,249)	0	0	0

BALANCE AT DECEMBER 31, 2011	18,937	1,894	2	47,497	229,623	(114,152)	(13)	5,228	170,077
Comprehensive loss	0	0	0	0	0	(710)	0	(2,090)	(2,800)
Cash dividends on preferred shares	0	0	0	0	0	(2,500)	0	0	(2,500)
Stock based compensation expense	0	0	0	0	796	0	0	0	796
Common stock issued for stock based employee benefit plans	30	3	0	0	100	0	(49)	0	54
Purchase of stock warrant	0	0	0	0	(81)	0	0	0	(81)
Accretion on preferred stock discount	0	0	0	1,249	0	(1,249)	0	0	0

BALANCE AT DECEMBER 31, 2012	18,967	1,897	2	48,746	230,438	(118,611)	(62)	3,138	165,546
Comprehensive income	0	0	0	0	0	51,989	0	(13,482)	38,507
Cash dividends on preferred shares	0	0	0	0	0	(2,819)	0	0	(2,819)
Stock based compensation expense	0	0	0	0	246	0	0	0	246
Common stock issued for stock based employee benefit plans	19	2	0	0	95	0	51	0	148
Issuance of common stock, net of related expense	4,652	465	0	0	46,511	0	0	0	46,976
Redemption of preferred stock	0	0	(2)	(50,000)	0	0	0	0	(50,000)
Accretion on preferred stock discount	0	0	0	1,254	0	(1,254)	0	0	0

BALANCE AT DECEMBER 31, 2013	$23,638	$2,364	$0	$0	$277,290	$(70,695)	$(11)	$(10,344)	$198,604

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries

Note     A

Significant Accounting Policies

General: Seacoast Banking Corporation of Florida (“Company”) is a single segment bank holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast National”, together the “Company”). Seacoast National’s service area includes Okeechobee, Highlands, Hendry, Glades, DeSoto, Palm Beach, Martin, St. Lucie, Brevard, Indian River, Broward, Orange and Seminole counties, which are located in central and southeast Florida. The bank operates full service branches within its markets, and during 2013 opened five new loan production offices in Orlando, Fort Lauderdale and Boca Raton.

The consolidated financial statements include the accounts of Seacoast and all its majority-owned subsidiaries but exclude five trusts created for the issuance of trust preferred securities. In consolidation, all significant intercompany accounts and transactions are eliminated.

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices within the applicable industries.

Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks, interest-bearing bank balances and federal funds sold and securities purchased under resale agreements. Cash and cash equivalents have original maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Securities Purchased and Sold Agreements: Securities purchased under resale agreements and securities sold under repurchase agreements are generally accounted for as collateralized financing transactions and are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Government agency securities. The fair value of securities purchased and sold is monitored and collateral is obtained from or returned to the counterparty when appropriate.

Use of Estimates: The preparation of these financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses, and contingent liabilities. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, the valuation of investment securities available for sale, fair value of impaired loans, contingent liabilities, other real estate owned, and valuation of deferred tax valuation allowance. Actual results could differ from those estimates.

Securities: Securities are classified at date of purchase as trading, available for sale or held to maturity. Securities that may be sold as part of the Company’s asset/liability management or in response to, or in anticipation of changes in interest rates and resulting prepayment risk, or for other factors are stated at fair value with unrealized gains or losses reflected as a component of shareholders’ equity net of tax or included in noninterest income as appropriate. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. Debt securities that the Company has the ability and intent to hold to maturity are carried at amortized cost.

Realized gains and losses, including other than temporary impairments, are included in noninterest income as investment securities gains (losses). Interest and dividends on securities, including amortization of premiums and accretion of discounts, is recognized in interest income on an accrual basis using the interest method. The Company anticipates prepayments of principal in the calculation of the effective yield for collateralized mortgage obligations and mortgage backed securities by obtaining estimates of prepayments from independent third parties. The adjusted cost of each specific security sold is used to compute realized gains or losses on the sale of securities on a trade date basis.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Management considers many factors including the length of time the security has had a fair value less than the cost basis; our intent and ability to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than temporary are written down to fair value with the write-down recorded as a realized loss.

For securities which are transferred into held to maturity from available for sale the unrealized gain or loss at the date of transfer is reported as a component of shareholders’ equity and is amortized over the remaining life as an adjustment of yield using the interest method.

Seacoast National is a member of the Federal Home Loan Bank system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans: Loans are recognized at the principal amount outstanding, net of unearned income and amounts charged off. Unearned income includes discounts, premiums and deferred loan origination fees reduced by loan origination costs. Unearned income on loans is amortized to interest income over the life of the related loan using the effective interest rate method. Interest income is recognized on an accrual basis.

Fees received for providing loan commitments and letters of credit that may result in loans are typically deferred and amortized to interest income over the life of the related loan, beginning with the initial borrowing. Fees on commitments and letters of credit are amortized to noninterest income as banking fees and commissions on a straight-line basis over the commitment period when funding is not expected.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered held for investment.

The Company accounts for loans in accordance with ASC topics 310 and 470, when due to a deterioration in a borrower’s financial position, the Company grants concessions that would not otherwise be considered. Troubled debt restructured (TDR) loans are tested for impairment and placed in nonaccrual status. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectible, the loans are returned to accrual status. When the Company modifies the terms of an existing loan that is not considered a troubled debt restructuring, the Company follows the provisions of ASC 310 “Creditor’s Accounting for a Modification or Exchange of Debt Instruments.”

A loan is considered to be impaired when based on current information, it is probable the Company will not receive all amounts due in accordance with the contractual terms of a loan agreement. The fair value is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been forgone, and then they are recorded as recoveries of any amounts previously charged off.

The accrual of interest is generally discontinued on loans and leases, except consumer loans, that become 90 days past due as to principal or interest unless collection of both principal and interest is assured by way of collateralization, guarantees or other security. Generally, loans past due 90 days or more are placed on nonaccrual status regardless of security. When interest accruals are discontinued, unpaid interest is reversed against interest income. Consumer loans that become 120 days past due are generally charged off. When borrowers demonstrate over an extended period the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan is returned to accrual status. Interest income on nonaccrual loans is either recorded using the cash basis method of accounting or recognized after the principal has been reduced to zero, depending on the type of loan.

Derivatives Used for Risk Management: The Company may designate a derivative as either a hedge of the fair value of a recognized fixed rate asset or liability or an unrecognized firm commitment (“fair value” hedge), a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are carried at fair value with unrealized gains and losses recorded in the results of operations.

To the extent of the effectiveness of a cash flow hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income. The net periodic interest settlement on derivatives is treated as an adjustment to the interest income or interest expense of the hedged assets or liabilities.

At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring ineffectiveness. In addition, the Company assesses both at the inception of the hedge and on an ongoing quarterly basis, whether the derivative used in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item, and whether the derivative as a hedging instrument is no longer appropriate.

The Company discontinues hedge accounting prospectively when either it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted as an adjustment to yield over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, unrealized gains and losses that are accumulated in other comprehensive income are included in the results of operations in the same period when the results of operations are also affected by the hedged cash flow. They are recognized in the results of operations immediately if the cash flow hedge was discontinued because a forecasted transaction is not expected to occur.

Certain commitments to sell loans are derivatives. These commitments are recorded as a freestanding derivative and classified as an other asset or liability.

Loans Held for Sale: Loans are classified as held for sale based on management’s intent to sell the loans, either as part of a core business strategy or related to a risk mitigation strategy. Loans held for sale and any related unfunded lending commitments are recorded at fair value, if elected or the lower of cost (which is the carrying amount net of deferred fees and costs and applicable allowance for loan losses and reserve for unfunded lending commitments) or fair market value less costs to sell. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income. At the time of the transfer to loans held for sale, if the fair market value is less than cost, the difference is recorded as additional provision for credit losses in the results of operations. Fair market value is determined based on quoted market prices for the same or similar loans, outstanding investor commitments or discounted cash flow analyses using market assumptions.

At December 31, 2013 fair market value for substantially all the loans in loans held for sale were obtained by reference to prices for the same or similar loans from recent transactions. For a relationship that includes an unfunded lending commitment, the cost basis is the outstanding balance of the loan net of the allowance for loan losses and net of any reserve for unfunded lending commitments. This cost basis is compared to the fair market value of the entire relationship including the unfunded lending commitment.

Individual loans or pools of loans are transferred from the loan portfolio to loans held for sale when the intent to hold the loans has changed and there is a plan to sell the loans within a reasonable period of time. Loans held for sale are reviewed quarterly. Subsequent declines or recoveries of previous declines in the fair market value of loans held for sale are recorded in other fee income in the results of operations. Fair market value changes occur due to changes in interest rates, the borrower’s credit, the secondary loan market and the market for a borrower’s debt. If an unfunded lending commitment expires before a sale occurs, the reserve associated with the unfunded lending commitment is recognized as a credit to other fee income in the results of operations.

Fair Value Measurements: The Company measures or monitors many of its assets and liabilities on a fair value basis. Certain assets and liabilities are measured on a recurring basis. Examples of these include derivative instruments, available for sale and trading securities, loans held for sale and long-term debt. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or fair value, mortgage servicing rights, goodwill, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

The Company applied the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets and liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

Other Real Estate Owned: Other real estate owned (“OREO”) consists of real estate acquired in lieu of unpaid loan balances. These assets are carried at an amount equal to the loan balance prior to foreclosure plus costs incurred for improvements to the property, but no more than the estimated fair value of the property less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequently, unrealized losses and realized gains and losses are included in other noninterest expense. Operating results from OREO are recorded in other noninterest expense.

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings—25-40 years, leasehold improvements—5-25 years, furniture and equipment—3-12 years. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Other Intangible Assets: Intangible assets with indefinite lives are not subject to amortization. Rather they are subject to impairment tests at least annually, or more often if events or circumstances indicate there may be impairment. Intangible assets with finite lives continue to be amortized over the period the Company expects to benefit from such assets and are periodically reviewed to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted net operating cash flows. A loss is recognized to reduce the carrying amount to fair value, where appropriate.

Revenue Recognition: Revenue is recognized when the earnings process is complete and collectibility is assured. Brokerage fees and commissions are recognized on a trade date basis. Asset management fees, measured by assets at a particular date, are accrued as earned. Commission expenses are recorded when the related revenue is recognized.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments: The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses and reserve for unfunded lending commitments that reflect the evaluation of credit risk after careful consideration of all available information. Where appropriate this assessment includes monitoring qualitative and quantitative trends including changes in levels of past due, criticized and nonperforming loans. In developing this assessment, the Company must necessarily rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may result in an increase or a decrease in the allowance for loan losses.

The allowance for loan losses and reserve for unfunded lending commitments is maintained at a level the Company believes is adequate to absorb probable losses inherent in the loan portfolio and unfunded lending commitments as of the date of the consolidated financial statements. The Company employs a variety of modeling and estimation tools in developing the appropriate allowance for loan losses and reserve for unfunded lending commitments. The allowance for loan losses and reserve for unfunded lending commitments consists of formula-based components for both commercial and consumer loans, allowance for impaired commercial loans and allowance related to additional factors that are believed indicative of current trends and business cycle issues.

If necessary, a specific allowance is established for individually evaluated impaired loans. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience, portfolio trends, regional and national economic conditions, and expected loss given default derived from the Company’s internal risk rating process.

The Company monitors qualitative and quantitative trends in the loan portfolio, including changes in the levels of past due, criticized and nonperforming loans. The distribution of the allowance for loan losses and reserve for unfunded lending commitments between the various components does not diminish the fact that the entire allowance for loan losses and reserve for unfunded lending commitments is available to absorb credit losses in the loan portfolio. The principal focus is, therefore, on the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s bank subsidiary’s allowance for loan losses and reserve for unfunded lending commitments. These agencies may require such subsidiaries to recognize changes to the allowance for loan losses and reserve for unfunded lending commitments based on their judgments about information available to them at the time of their examination.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their related tax bases and are measured using the enacted tax rates and laws that are in effect. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in rates is recognized as income or expense in the period in which the change occurs. See Note L, Income Taxes for related disclosures.

Earnings per Share: Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and performance restricted stock outstanding using the treasury stock method.

Stock-Based Compensation: The four stock option plans are accounted for under ASC Topic 718 and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period, generally five years. (See Note J)

For restricted stock awards, which generally vest based on continued service with the Company, the deferred compensation is measured as the fair value of the shares on the date of grant, and the deferred compensation is amortized as salaries and employee benefits in accordance with the applicable vesting schedule, generally straight-line over five years. Some shares vest based upon the Company achieving certain performance goals and salary amortization expense is based on an estimate of the most likely results on a straight line basis.

Note     B

Recently Issued Accounting Standards, Not Adopted as of December 31, 2013

In July of 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We will adopt the FASB’s amended guidance for our annual reporting period beginning January 1, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

In March of 2013, the FASB issued amended guidance that resolves the diversity in practice for the accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity. The amended guidance requires that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income in instances when a sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, the amended guidance clarifies that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. In these instances, an entity is required to release the cumulative translation adjustment into net income. We will adopt the FASB’s amended guidance during the three months ended March 31, 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

Note C    Cash, Dividend and Loan Restrictions

In the normal course of business, the Company and Seacoast National enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:

Seacoast National is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances was $75.4 million for 2013 and $67.5 million for 2012.

Under Federal Reserve regulation, Seacoast National is limited as to the amount it may loan to their affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2013, the maximum amount available for transfer from Seacoast National to the Company in the form of loans approximated $34.0 million.

The approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast National can distribute dividends to the Company as of December 31, 2013, without prior approval of the OCC, approximately $60.1 million.

Note     D

Securities

The amortized cost and fair value of securities available for sale and held for investment at December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	129,468	1,456	(4,189)	126,735
Collateralized mortgage obligations of U.S. Government Sponsored Entities	383,392	776	(14,747)	369,421
Private mortgage-backed securities	29,800	0	(226)	29,574
Private collateralized mortgage obligations	76,520	731	(413)	76,838
Collateralized loan obligations	32,592	0	(413)	32,179
Obligations of state and political subdivisions	6,586	193	(15)	6,764

	$658,458	$3,156	$(20,003)	$641,611

	December 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$1,700	$7	$0	$1,707
Mortgage-backed securities of U.S. Government Sponsored Entities	186,404	3,320	(469)	189,255
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,731	2,430	(902)	354,259
Private collateralized mortgage obligations	96,258	1,203	(530)	96,931
Obligations of state and political subdivisions	847	51	0	898

	$637,940	$7,011	$(1,901)	$643,050

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$4,687	$0	$(92)	$4,595
Private collateralized mortgage obligations	1,278	33	0	1,311
Obligations of state and political subdivisions	6,353	737	(3)	7,087
Other	1,500	49	0	1,549

	$13,818	$819	$(95)	$14,542

Management changed its intent to hold the securities held for investment during the first quarter 2013 and all securities were transferred to securities available for sale to allow more flexibility in managing interest rate risk.

Proceeds from sales of securities during 2013 were $67,330,000 with gross gains of $792,000 and gross losses of $373,000. Proceeds from sales of securities during 2012 were $256,102,000 with gross gains of $7,833,000 and gross losses of $214,000. Proceeds from sales of securities during 2011 were $52,689,000 with gross gains of $1,239,000 and gross losses of $19,000.

Securities with a carrying and fair value of $105,655,000 at December 31, 2013, were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with a carrying and fair value of $195,200,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$100	$100
Due after one year through five years	817	832
Due after five years through ten years	8,438	8,349
Due after ten years	29,923	29,762

	39,278	39,043
Mortgage-backed securities of U.S. Government Sponsored Entities	129,468	126,735
Collateralized mortgage obligations of U.S. Government Sponsored Entities	383,392	369,421
Private mortgage-backed securities	29,800	29,574
Private collateralized mortgage obligations	76,520	76,838

	$658,458	$641,611

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at December 31, 2013 and December 31, 2012, respectively.

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$33,425	$(2,045)	$35,043	$(2,144)	$68,468	$(4,189)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	287,312	(12,450)	45,657	(2,297)	332,969	(14,747)
Private mortgage-backed securities	29,574	(226)	0	0	29,574	(226)
Private collateralized mortgage obligations	47,653	(413)	0	0	47,653	(413)
Collateralized loan obligations	32,179	(413)	0	0	32,179	(413)
Obligations of state and political subdivisions	502	(14)	125	(1)	627	(15)

Total temporarily impaired securities	$430,645	$(15,561)	$80,825	$(4,442)	$511,470	$(20,003)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$54,289	$(469)	$0	$0	$54,289	$(469)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	150,057	(901)	4,593	(93)	154,650	(994)
Private collateralized mortgage obligations	29,969	(441)	9,221	(89)	39,190	(530)
Obligations of state and political subdivisions	0	0	125	(3)	125	(3)

Total temporarily impaired securities	$234,315	$(1,811)	$13,939	$(185)	$248,254	$(1,996)

At December 31, 2013, approximately $0.6 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $77.2 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for these investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2013, the Company also had $18.9 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $401.4 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors , management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2013, the Company also had $0.4 million of unrealized losses on collateralized loan obligations having a fair value of $32.2 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of December 31, 2013, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at December 31, 2013.

Included in other assets is $12.3 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At December 31, 2013, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $12.3 million of cost method investment securities.

Note     E

Loans

Information relating to loans at December 31 is summarized as follows:

	2013	2012
	(In thousands)
Construction and land development	$67,450	$60,736
Commercial real estate	520,382	486,828
Residential real estate	592,746	569,331
Commercial and financial	78,636	61,903
Consumer	44,713	46,930
Other	280	353

NET LOAN BALANCES	$1,304,207	$1,226,081

(1)	Net loan balances at December 31, 2013 and 2012 include deferred costs of $2,618,000 and $1,530,000, respectively.

One of the sources of the Company’s business is loans to directors and executive officers. The aggregate dollar amount of these loans was approximately $4,771,000 and $4,891,000 at December 31, 2013 and 2012, respectively. During 2013 new loans totaling $2,194,000 were made and reductions totaled $2,314,000.

At December 31, 2013 and 2012 loans pledged as collateral for borrowings totaled $50.0 million.

Loans are made to individuals, as well as, commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.

Concentrations of Credit All of the Company’s lending activity occurs within the State of Florida, including Orlando in Central Florida and Southeast coastal counties from Brevard County in the north to Palm Beach County in the south, as well as, all of the counties surrounding Lake Okeechobee in the center of the state. The Company’s loan portfolio consists of approximately one half commercial and commercial real estate loans and one half consumer and residential real estate loans.

The Company’s extension of credit is governed by the Credit Risk Policy which was established to control the quality of the Company’s loans. These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Construction and Land Development Loans The Company defines construction and land development loans as exposures secured by land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or significant source of repayment is from rental income associated with that property (that is, loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.

Commercial Real Estate Loans The Company’s goal is to create and maintain a high quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the Company. Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Residential Real Estate Loans The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates, home equity mortgages and home equity lines. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The Company has never offered sub-prime, Alt A, Option ARM or any negative amortizing residential loans, programs or products, although we have originated and hold residential mortgage loans from borrowers with original or current FICO credit scores that are less than “prime.”

Commercial and Financial Loans Commercial credit is extended primarily to small to medium sized professional firms, retail and wholesale operators and light industrial and manufacturing concerns. Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Consumer Loans The Company originates consumer loans including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles. For each loan type several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower is considered during the underwriting process.

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and 2012:

December 31, 2013	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
	(In thousands)
Construction and land development	$3	$0	$0	$1,302	$66,145	$67,450
Commercial real estate	684	345	0	5,111	514,242	520,382
Residential real estate	974	909	160	20,705	569,998	592,746
Commercial and financial	353	0	0	13	78,270	78,636
Consumer	33	27	0	541	44,112	44,713
Other	0	0	0	0	280	280

Total	$2,047	$1,281	$160	$27,672	$1,273,047	$1,304,207

December 31, 2012	Accruing 30-59 Days Past Due	Accruing 60-89 Days Past Due	Accruing Greater Than 90 Days	Nonaccrual	Current	Total Financing Receivables
	(In thousands)
Construction and land development	$7	$0	$0	$1,342	$59,387	$60,736
Commercial real estate	832	5	0	17,234	468,757	486,828
Residential real estate	1,179	1,377	1	22,099	544,675	569,331
Commercial and financial	41	0	0	0	61,862	61,903
Consumer	109	0	0	280	46,541	46,930
Other	0	0	0	0	353	353

Total	$2,168	$1,382	$1	$40,955	$1,181,575	$1,226,081

Nonaccrual loans and loans past due ninety days or more were $27.8 million and $41.0 million at December 31, 2013 and 2012, respectively. The reduction in interest income associated with loans on nonaccrual status was approximately $1.0 million, $1.9 million, and $1.2 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2013 and 2012:

December 31, 2013	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer	Total
	(In thousands)
Pass	$63,186	$485,268	$554,681	$77,840	$43,267	$1,224,242
Special mention	583	6,810	824	382	300	8,899
Substandard	0	15,886	1,670	248	453	18,257
Doubtful	0	0	0	0	0	0
Nonaccrual	1,302	5,111	20,705	13	541	27,672
Pass-Troubled debt restructures	1,838	5,584	30	0	0	7,452
Troubled debt restructures	541	1,723	14,836	153	432	17,685

	$67,450	$520,382	$592,746	$78,636	$44,993	$1,304,207

December 31, 2012	Construction & Land Development	Commercial Real Estate	Residential Real Estate	Commercial and Financial	Consumer	Total
	(In thousands)
Pass	$54,994	$414,023	$527,891	$61,123	$45,907	$1,103,938
Special mention	1,717	12,137	1,686	587	450	16,577
Substandard	0	22,180	36	193	256	22,665
Doubtful	0	0	0	0	0	0
Nonaccrual	1,342	17,234	22,099	0	280	40,955
Pass-Troubled debt restructures	2,103	6,513	0	0	0	8,616
Troubled debt restructures	580	14,741	17,619	0	390	33,330

	$60,736	$486,828	$569,331	$61,903	$47,283	$1,226,081

Note F     Impaired Loans and Allowance for Loan Losses

During the first, second, third and fourth quarters of 2013, newly identified TDRs totaled $4.4 million, $4.1 million, $1.7 million and $0.5 million, respectively, summing to $10.7 million, of which $3.4 million were accruing commercial real estate loans, $1.4 million were accruing residential real estate mortgage loans, $0.2 million were accruing commercial and financial loans and $0.1 million were accruing consumer loans. Loans modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification and are therefore excluded from the tables below.

The Company’s TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements.

When a loan is modified as a TDR, there is not a direct, material impact on the loans within the Consolidated Balance Sheet, as principal balances are generally not forgiven. Most loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with the Company’s policy as disclosed in Note A.

The following table presents loans that were modified within the twelve months ending December 31, 2013:

	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Specific Reserve Recorded	Valuation Allowance Recorded
	(In thousands)
Construction and land development	1	$14	$13	$0	$1
Residential real estate	11	1,422	1,254	0	168
Commercial real estate	7	3,421	3,059	0	362
Commercial and financial	2	154	154	0	0
Consumer	1	92	74	0	18

	22	$5,103	$4,554	$0	$549

Accruing loans that were restructured within the twelve months ending December 31, 2013, 2012 and 2011 and defaulted during the twelve months ended December 31, 2013, 2012 and 2011 are presented in the table below. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy as disclosed in Note A.

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
December 31, 2013:
Residential real estate	1	$328
Commercial real estate	1	1,620

December 31, 2012:
Residential real estate	7	$913

December 31, 2011:
Construction and land development	1	$37
Residential real estate	1	220
Commercial and financial	1	8

At December 31, 2013 and 2012, the Company’s recorded investment in impaired loans and related valuation allowance was as follows:

	Impaired Loans for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized
		( In thousands )
With no related allowance recorded:
Construction and land development	$2,561	$3,180	$0	$2,446	$102
Commercial real estate	4,481	6,577	0	7,382	28
Residential real estate	12,366	17,372	0	14,512	81
Commercial and financial	153	153	0	19	9
Consumer	425	569	0	162	19
With an allowance recorded:
Construction and land development	1,120	1,197	149	1,347	36
Commercial real estate	7,937	8,046	638	17,264	395
Residential real estate	23,365	24,766	4,528	22,899	566
Commercial and financial	13	13	13	1	1
Consumer	548	573	118	571	23
Total:
Construction and land development	3,681	4,377	149	3,793	138
Commercial real estate	12,418	14,623	638	24,646	423
Residential real estate	35,731	42,138	4,528	37,411	647
Commercial and financial	166	166	13	20	10
Consumer	973	1,142	118	733	42

	$52,969	$62,446	$5,446	$66,603	$1,260

	Impaired Loans for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Valuation Allowance	Average Recorded Investment	Interest Income Recognized
		( In thousands )
With no related allowance recorded:
Construction and land development	$1,128	$1,608	$0	$1,399	$5
Commercial real estate	12,357	14,337	0	12,103	433
Residential real estate	15,463	22,022	0	12,019	455
Commercial and financial	0	0	0	7	0
Consumer	223	255	0	431	12
With an allowance recorded:
Construction and land development	2,897	2,941	230	3,539	127
Commercial real estate	26,130	26,648	2,264	39,527	1,304
Residential real estate	24,256	24,752	4,700	26,795	696
Commercial and financial	0	0	0	34	0
Consumer	447	460	75	585	22
Total:
Construction and land development	4,025	4,549	230	4,938	132
Commercial real estate	38,487	40,985	2,264	51,630	1,737
Residential real estate	39,719	46,774	4,700	38,814	1,151
Commercial and financial	0	0	0	41	0
Consumer	670	715	75	1,016	34

	$82,901	$93,023	$7,269	$96,439	$3,054

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At December 31, 2013 and 2012, accruing TDRs totaled $25.1 million and $41.9 million, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2013, 2012 and 2011 was $66,603,000, $96,439,000 and $119,528,000, respectively. The impaired loans were measured or impairment based on the value of underlying collateral for the present value of expected future cash flows discounted at the loan’s effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $1,260,000, $3,054,000 and $3,541,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows a total of $1.1 million, $1.0 million and $1.1 million, respectively, for 2013, 2012 and 2011 was included in interest income and represents the change in present value attributable to the passage of time.

The nonaccrual loans and accruing loans past due 90 days or more were $27,672,000 and $160,000, respectively, at December 31, 2013, $40,955,000 and $1,000, respectively at the end of 2012, and were $28,526,000 and $0, respectively, at year-end 2011.

Activity in the allowance for loans losses for the three years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net Charge- Offs	Ending Balance
	(In thousands)
December 31 , 2013
Construction and land development	$1,134	$66	$(604)	$212	$(392)	$808
Commercial real estate	8,849	(522)	(2,714)	547	(2,167)	6,160
Residential real estate	11,090	3,273	(3,153)	449	(2,704)	11,659
Commercial and financial	468	(24)	(60)	326	266	710
Consumer	563	395	(253)	26	(227)	731

	$22,104	$3,188	$(6,784)	$1,560	$(5,224)	$20,068

December 31 , 2012
Construction and land development	$1,883	$(478)	$(612)	$341	$(271)	$1,134
Commercial real estate	11,477	3,209	(8,539)	2,702	(5,837)	8,849
Residential real estate	10,966	7,767	(8,381)	738	(7,643)	11,090
Commercial and financial	402	283	(346)	129	(217)	468
Consumer	837	15	(410)	121	(289)	563

	$25,565	$10,796	$(18,288)	$4,031	$(14,257)	$22,104

December 31, 2011
Construction and land development	$7,214	$(1,645)	$(4,739)	$1,053	$(3,686)	$1,883
Commercial real estate	18,563	(3,777)	(3,663)	354	(3,309)	11,477
Residential real estate	10,102	7,833	(7,482)	513	(6,969)	10,966
Commercial and financial	480	(379)	0	301	301	402
Consumer	1,385	(58)	(562)	72	(490)	837

	$37,744	$1,974	$(16,446)	$2,293	$(14,153)	$25,565

As discussed in Note A, “Significant Accounting Policies,” the allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at December 31, 2013 and 2012 is shown in the following tables.

	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(In thousands)
December 31, 2013
Construction and land development	$3,681	$149	$63,769	$659	$67,450	$808
Commercial real estate	12,418	638	507,964	5,522	520,382	6,160
Residential real estate	35,731	4,528	557,015	7,131	592,746	11,659
Commercial and financial	166	13	78,470	697	78,636	710
Consumer	973	118	44,020	613	44,993	731

	$52,969	$5,446	$1,251,238	$14,622	$1,304,207	$20,068

	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(In thousands)
December 31, 2012
Construction and land development	$4,025	$230	$56,711	$904	$60,736	$1,134
Commercial real estate	38,487	2,264	448,341	6,585	486,828	8,849
Residential real estate	39,719	4,700	529,612	6,390	569,331	11,090
Commercial and financial	0	0	61,903	468	61,903	468
Consumer	670	75	46,613	488	47,283	563

	$82,901	$7,269	$1,143,180	$14,835	$1,226,081	$22,104

Note G     Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

	Cost	Accumulated Depreciation & Amortization	Net Carrying Value
	(In thousands)
December 31, 2013
Premises (including land of $8,978)	$49,647	$(20,518)	$29,129
Furniture and equipment	22,138	(16,762)	5,376

	$71,785	$(37,280)	$34,505

December 31, 2012
Premises (including land of $8,978)	$48,064	$(19,051)	$29,013
Furniture and equipment	21,311	(15,859)	5,452

	$69,375	$(34,910)	$34,465

Note H     Other Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible asset subject to amortization at December 31 is presented below.

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Deposit base	$9,494	$(8,776)	$9,494	$(7,993)

	$9,494	$(8,776)	$9,494	$(7,993)

Intangible amortization expense related to the deposit base intangible for each of the years in the three-year period ended December 31, 2013, is presented below.

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Intangible Amortization
Identified intangible assets Deposit base	$783	$788	$847

The estimated annual amortization expense for the deposit base intangible determined using the straight line method in each of the five years subsequent to December 31, 2013, is as follows (in thousands): 2014, $718; and zero thereafter.

Note I     Borrowings

All of the Company’s short-term borrowings were comprised of federal funds purchased and securities sold under agreements to repurchase with maturities primarily from overnight to seven days:

	2013	2012	2011
	(In thousands)
Maximum amount outstanding at any month end	$165,770	$149,316	$154,440
Weighted average interest rate at end of year	0.17%	0.21%	0.22%
Average amount outstanding	$155,222	$141,592	$106,495
Weighted average interest rate during the year	0.18%	0.24%	0.26%

During 2007, the Company obtained advances from the Federal Home Loan Bank (FHLB) of $25,000,000 each on September 25, 2007 and November 27, 2007. The advances mature on September 15, 2017 and November 27, 2017, respectively, and have fixed rates of 3.64 percent and 2.70 percent at December 31, 2013, respectively, payable quarterly; the FHLB has a perpetual three-month option to convert the interest rate on either advance to an adjustable rate and the Company has the option to prepay the advance should the FHLB convert the interest rate.

Seacoast National has unused secured lines of credit of $894,106,000 at December 31, 2013.

The Company issued $20,619,000 in junior subordinated debentures on March 31 and December 16, 2005, an aggregate of $41,238,000. These debentures were issued in conjunction with the formation of a Delaware and Connecticut trust subsidiary, SBCF Capital Trust I, and SBCF Statutory Trust II (“Trusts I and II”) which each completed a private sale of $20.0 million of floating rate preferred securities. On June 29, 2007, the Company issued an additional $12,372,000 in junior subordinated debentures which was issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Statutory Trust III (“Trust III”), which completed a private sale of $12.0 million of floating rate trust preferred securities. The rates on the trust preferred securities are the 3-month LIBOR rate plus 175 basis points, the 3-month LIBOR rate plus 133 basis points, and the 3-month LIBOR rate plus 135 basis points, respectively. The rates, which adjust every three months, are currently 2.00 percent, 1.57 percent, and 1.59 percent, respectively, per annum. The trust preferred securities have original maturities of thirty years, and may be redeemed without penalty on or after June 10, 2010, March 15, 2011, and September 15, 2012, respectively, upon approval of the Federal Reserve or upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in March, June, September and December of each year. The Trusts also issued $619,000, $619,000 and $372,000, respectively, of common equity securities to the Company. The proceeds of the offering of trust preferred securities and common equity securities were used by Trusts I and II to purchase the $41.2 million junior subordinated deferrable interest notes issued by the Company, and by Trust III to purchase the $12.4 million junior subordinated deferrable interest notes issued by the Company, all of which have terms substantially similar to the trust preferred securities.

The Company has the right to defer payments of interest on the notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods. Under the terms of the notes, in the event that under certain circumstances there is an event of default under the notes or the Company has elected to defer interest on the notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2013, 2012 and 2011, all interest payments on trust preferred securities were current. The Company has entered into agreements to guarantee the payments of distributions on the trust preferred securities and payments of redemption of the trust preferred securities. Under these agreements, the Company also agrees, on a subordinated basis, to pay expenses and liabilities of the Trusts other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated notes, the trust agreement establishing the Trusts, the guarantees and agreements as to expenses and liabilities, in aggregate, constitute a full and conditional guarantee by the Company of the Trusts’ obligations under the trust preferred securities.

Despite the fact that the accounts of the Trusts are not included in the Company’s consolidated financial statements, $52.0 million in trust preferred securities issued by the Trusts are included in the Tier 1 capital of the Company at December 31, 2013 and 2012, respectively, as allowed by Federal Reserve guidelines.

Note J     Employee Benefits and Stock Compensation

The Company’s profit sharing and retirement plan covers substantially all employees after one year of service and includes a matching benefit feature for employees electing to defer the elective portion of their profit sharing compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The profit sharing and retirement contributions charged to operations were $807,000 in 2013, $771,000 in 2012, and $361,000 in 2011.

The Company’s stock option and stock appreciation rights plans were approved by the Company’s shareholders on April 25, 1991, April 25, 1996, April 20, 2000, May 8, 2008 and May 23, 2013. The number of shares of common stock that may be granted pursuant to the 1991 and 1996 plans shall not exceed 198,000 shares for each plan, pursuant to the 2000 plan shall not exceed 264,000 shares, pursuant to the 2008 plan shall not exceed 300,000 shares, and pursuant to the 2013 plan shall not exceed 1,300,000 shares. The Company has granted options and stock appreciation rights (“SSARs”) on 166,000, 187,000, 158,000 shares for the 1991, 1996, and 2000 plans, respectively, through December 31, 2013; no options or SSARs have been granted under the 2008 and 49,000 shares have been granted under the 2013 plan. Under the 2008 plan the Company issued 229,000 of restricted stock awards at $7.10 per share during 2011 and 15,000 of restricted stock awards at $8.10 per share during 2012. Under the 2013 plan, the Company issued 195,000 of restricted stock units at $11.00 per share during 2013. The restricted stock units allow the grantee to earn 0-160 percent of the target award as determined by two criteria, the Company’s after-tax earnings and its classified assets ratio. Any restricted stock units meeting performance requirements at December 31, 2015 will vest by one-third on each of the first, second and third anniversaries of the last day of the performance period, December 31, 2016, 2017 and 2018, respectively. If the Company does not achieve the target performance goal for both criteria by December 31, 2015, then non of the restricted stock units will vest and they will be forfeited. Under the plans, the options, stock awards, SSARs restricted stock units exercise price equals the common stock’s market price on the date of the grant. All options or SSARs issued after December 31, 2002 have a vesting period of five years and a contractual life of ten years. All stock awards and restricted stock units have a contractual life of three or five years. To the extent the Company has treasury shares available, stock options exercised or stock grants awarded may be issued from treasury shares or, if treasury shares are insufficient, the Company can issue new shares. The Company has a single share repurchase program in place, approved on September 18, 2001, authorizing the repurchase of up to 165,000 shares; the maximum number of shares that may yet be purchased under this program is 12,000.

The Company granted stock options totaling 49,000 shares in 2013, but did not grant any stock options or SSARS in 2012 or 2011. Stock option fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected price volatility, which when changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options or SSARs. The more significant assumptions used in estimating the fair value of stock options granted in 2013 include: risk-free interest rate of 2.5 percent; no dividends; weighted average expected life of 5 years; and volatility of the Company’s common stock of 26.5 percent. Additionally, the estimated fair value of stock options is reduced, by an estimate of forfeiture experience of 22 percent.

The following table presents a summary of stock option and SSARs activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Option or SSAR Exercise Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Dec. 31, 2010	109,000	$85.40 –136.80	$106.05	$0
Granted	0	0	0
Exercised	0	0	0
Expired	0	0	0
Cancelled	(2,000)	85.40 –136.80	100.70

Dec. 31, 2011	107,000	85.40 –136.80	107.10	0
Granted	0	0	0
Exercised	0	0	0
Expired	0	0	0
Cancelled	(20,000)	85.40 –133.60	113.30

Dec. 31, 2012	87,000	85.40 –136.80	105.60	0
Granted	49,000	11.00	11.00
Exercised	0	0	0
Expired	(28,000)	85.40	85.40
Cancelled	(6,000)	111.10 –136.80	113.57

Dec. 31, 2013	102,000	11.00 – 133.60	65.10	0

No stock options were exercised during 2013. No windfall tax benefits were realized from the exercise of stock options and no cash was utilized to settle equity instruments granted under stock option awards.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

Options / SSARs Outstanding		Options / SSARs Exercisable (Vested)
Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
102,000	5.91	53,000	$115.48	2.58	$0

At December 31, 2013, all stock options and SSARs were fully vested with no remaining unrecognized compensation cost, except for stock options issued during 2013. Adjusting for potential forfeiture experience, non-vested stock options for 49,000 shares were outstanding at December 31, 2013, and are as follows:

Number of Non-Vested Stock Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Fair Value	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
49,000	9.50	$3.10	$107,000	4.50

Since December 31, 2012, restricted stock awards of 9,000 shares were issued, 15,000 awards have vested and 6,000 awards were cancelled. Non-vested restricted stock awards totaling 168,000 shares were outstanding at December 31, 2013, 12,000 less than at December 31, 2012, and are as follows:

Number of Non-Vested Restricted Stock Award Shares	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
168,000	$559,000	2.64

During 2013, restricted stock units totaling 195,000 were issued, of which none were vested and 18,000 units were cancelled. Non-vested restricted units totaling 177,000 were outstanding at December 31, 2013, and are as follows:

Number of Non-Vested Restricted Stock Units	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
177,000	$1,520,000	5.00

In 2013, 2012 and 2011 the Company recognized $246,000 ($151,000 after tax), $796,000 ($489,000 after tax) and $588,000 ($361,000 after tax), respectively of non-cash compensation expense.

No cash was utilized to settle equity instruments granted under restricted stock awards. No compensation cost has been capitalized and no significant modifications have occurred with regard to the contractual terms for stock options, SSARs or restricted stock awards.

Note K     Lease Commitments

The Company is obligated under various noncancellable operating leases for buildings, and land. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. At December 31, 2013, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(In thousands)
2014	$3,304
2015	2,657
2016	2,552
2017	2,320
2018	1,032
Thereafter	11,332

$23,197

Rent expense charged to operations was $3,878,000 for 2013, $3,881,000 for 2012, and $4,010,000 for 2011. Certain leases contain provisions for renewal and change with the consumer price index.

Note L     Income Taxes

The benefit for income taxes is as follows:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Current
Federal	$160	$0	$0
State	7	7	10
Deferred
Federal	(30,540)	0	0
State	(10,012)	(7)	(10)

	$(40,385)	$0	$0

The difference between the total expected tax benefit (computed by applying the U.S. Federal tax rate of 35% to pretax income in 2013, 2012 and 2011) and the reported income tax benefit relating to loss before income taxes is as follows:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Tax rate applied to income (loss) before income taxes	$4,061	$(249)	$2,333
Increase (decrease) resulting from the effects of:
Tax exempt interest on obligations of states and political subdivisions	(148)	(118)	(143)
State income taxes	(259)	(27)	(173)
Stock compensation	4	28	132
Expiration of capital loss carryforward	0	354	0
Other	38	53	281

Federal tax provision before valuation allowance	3,696	41	2,430
State tax provision before valuation allowance	740	76	494

Total income tax provision	4,436	117	2,924
Change in valuation allowance	(44,821)	(117)	(2,924)

Income tax provision (benefit)	$(40,385)	$0	$0

The net deferred tax assets (liabilities) are comprised of the following:

	December 31
	2013	2012
	(In thousands)
Allowance for loan losses	$8,139	$8,964
Other real estate owned	899	1,521
Capital losses	0	26
Accrued stock compensation	528	492
Federal tax loss carryforward	42,776	44,755
State tax loss carryforward	7,925	8,202
Alternative minimum tax carryforward	1,304	1,304
Net unrealized securities losses	6,503	0
Deferred compensation	1,169	1,162
Other	273	990

Gross deferred tax assets	69,516	67,416
Less: Valuation allowance	0	(44,821)

Deferred tax assets net of valuation allowance	69,516	22,595
Depreciation	(1,365)	(1,514)
Deposit base intangible	(233)	(538)
Net unrealized securities gains	0	(1,972)
Accrued interest and fee income	(1,060)	(620)

Gross deferred tax liabilities	(2,658)	(4,644)

Net deferred tax assets	$66,858	$17,951

At December 31, 2013, the Company’s deferred tax assets of $66.9 million consists of approximately $52.6 million of net U.S. federal deferred tas assets and $14.3 million of net state deferred tax assets.

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for net deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. During 2008, the Company established a valuation allowance for its net deferred tax assets, primarily due to the realization of significant losses, significant credit deterioration, negative trending in asset quality and uncertainty regarding the amount of future taxable income that the Company could forecast. At December 31, 2012, based on the assessment of all the positive and negative evidence, management concluded that there was not sufficient evidence to conclude that it was more likely than not that the Company would realize the benefits associated with its net deferred tax assets; accordingly, the Company continued to maintain a valuation allowance of $44.8 million for the net deferred tax assets.

At September 30, 2013, the Company is no longer in a three-year cumulative loss position, which represented significant negative evidence. Therefore, based on the assessment of all the positive and other negative evidence, management concluded that it was more likely than not that its net deferred tax assets of $66.9 million will be realized based upon future taxable income, and therefore reversed the valuation allowance.

The deferred tax asset valuation allowance was reversed after the achievement of operating results for the third quarter and nine months of 2013 which demonstrated the continuation of increasing income before taxes results marking the fifth consecutive quarter of profitable operating results. This supports a steady state annual income before taxes of $13 to $16 million. The fourth quarter of 2013 results also provided further validation of the positive credit quality trending improvements marking the sixteenth consecutive quarter of such improvements. At December 31, 2013, the classified asset ratio as a percentage of Tier 1 Capital and the allowance for loan losses improved to 23.0 percent compared to 54.1 percent at December 31, 2008.

In addition, the achievement of operating results for the third and fourth quarters and full year of 2013 consistent with management’s forecast for these periods, provided further evidence of the Company’s ability to produce reliable forecasts, and strengthened the weight of the positive evidence provided by forecasted future taxable income. The Company’s forecast of taxable income at December 31, 2013 demonstrates that there will be sufficient future taxable income to realize the $66.9 million net deferred tax asset at December 31, 2013. The positive evidence related to the forecasted future taxable income assists in overcoming the weight of the negative evidence related to the significant operating losses recognized as a result of the recent financial crisis and adds to the overall weight of positive evidence that the December 31, 2013 deferred tax asset is more likely than not realizable. Prior to the third quarter of 2013, the Company was unable to conclude that there was sufficient evidence to support that the deferred tax asset was more likely than not realizable and to support the reversal of the deferred tax asset valuation allowance.

The positive evidence at December 31, 2013 included: (1) the Company’s significantly improved credit risk profile, (2) continued improving trends in credit quality, (3) continued profitability in recent quarters, (4) policy enhancements which reduce exposure to credit risk through concentration limits by loan type, exposure limits to single borrowers, among others, (5) record of long-term positive earnings prior to the recent economic downturn, (6) strong capital position, as well as, (7) sufficient amounts of estimated future taxable income, of the appropriate character, to support the realization of the Company’s net deferred tax asset at September 30, 2013. Management’s confidence in the realization of projected future taxable income is based on an analysis of the Company’s risk profile and recent trends in financial performance, including credit quality trends. In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience which demonstrates the Company’s ability to reasonably project future results of operations. The analysis showed that credit losses will be at pre-crisis levels and will continue to trend downward, and that credit quality indicators will continue to improve. Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, the Company believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that the Company has available to realize its net deferred tax asset, which is discussed further below.

Management expects to realize the $66.9 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2013, approximately $14.9 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $42.8 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, approximately $7.9 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2027 through 2032. Tax credit carryforwards at December 31, 2013 include federal alternative minimum tax credits totaling $1.3 million which have an unlimited carryforward period.

A valuation allowance could be required in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2013 that it is more likely than not that the net deferred tax assets of $66.9 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2013.

The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. The Internal Revenue Service (IRS) examined the federal income tax returns for the years 2006, 2007, 2008 and 2009. The IRS did not propose any adjustments related to this examination. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax Year
United States of America	2010
Florida	2008

Income taxes related to securities transactions were $162,000, $2,939,000 and $471,000 in 2013, 2012 and 2011, respectively.

Note M     Noninterest Income and Expenses

Details of noninterest income and expense follow:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Noninterest income
Service charges on deposit accounts	$6,711	$6,245	$6,262
Trust fees	2,711	2,279	2,111
Mortgage banking fees	4,173	3,710	2,140
Brokerage commissions and fees	1,631	1,071	1,122
Marine finance fees	1,189	1,111	1,209
Interchange income	5,404	4,501	3,808
Other deposit based EFT fees	342	336	318
Other	2,158	2,191	1,375

	24,319	21,444	18,345
Loss on sale of commercial loan	0	(1,238)	0
Securities gains, net	419	7,619	1,220

TOTAL	$24,738	$27,825	$19,565

Noninterest expense
Salaries and wages	$31,006	$29,935	$27,288
Employee benefits	7,327	7,710	5,875
Outsourced data processing costs	6,372	7,382	6,583
Telephone / data lines	1,253	1,178	1,179
Occupancy	7,178	8,146	7,627
Furniture and equipment	2,334	2,319	2,291
Marketing	2,339	3,095	2,917
Legal and professional fees	2,458	5,241	6,137
FDIC assessments	2,601	2,805	3,013
Amortization of intangibles	783	788	847
Asset dispositions expense	740	1,459	2,281
Net loss on other real estate owned and repossessed assets	1,289	3,467	3,751
Other	9,472	9,023	7,974

TOTAL	$75,152	$82,548	$77,763

Note N     Shareholders’ Equity

A 1 for 5 reverse stock split was effective as of December 13, 2013. Each five shares of the Company’s common stock was automatically converted to one share of the Company’s common stock. Any fractional post-split shares as a result of the reverse split were rounded up to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting in May 2013. All share amounts have been restated for all years presented.

The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 148,500 common shares for issuance in connection with an employee profit sharing plan. At December 31, 2013, an aggregate of 170,066 shares and 34,590 shares, respectively, have been issued as a result of employee participation in these plans.

In December 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury Department (U.S. Treasury) 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) with a par value of $0.10 per share and a 10-year warrant to purchase approximately 117,925 shares of common stock at an exercise price of $31.80 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values. The Series A Preferred Stock initially paid quarterly dividends at a five percent annual rate that increased to nine percent after five years on a liquidation preference of $25,000 per share. Upon the request of the U.S. Treasury, at any time, the Company agreed to enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depository shares may be issued. The Corporation registered the Series A Preferred Stock, the warrant, the shares of common stock underlying the warrant and the depository shares, if any, for resale under the Securities Act of 1933. On March 28, 2012, the U.S. Treasury publicly offered through an auction process their investment in the Series A Preferred Stock. The auction concluded on April 3, 2012, thereby transferring all of the U.S. Treasury’s ownership in the Series A Preferred Stock to third party investors. The warrant to purchase shares of common stock was acquired by the Company on May 30, 2012 for $81,000, including related expenses. On December 31, 2013, the full amount of the Series A Preferred Stock was redeemed at par for $50 million plus accrued dividends through the date of redemption of $319,000 .

A common stock offering was completed during November 2013 adding $75 million to capital, with approximately $47 million (net of issuance costs) received during November 2013, and $25 million received in January 2014 from a single investor that was required to obtain approval of the Federal Reserve Bank for its investment. Of the funds received, $50 million was utilized to redeem the Series A Preferred Stock at December 31, 2013, with the remainder available for future growth and general corporate purposes.

Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation. The Company implemented a dividend reinvestment plan during 2007, issuing no shares from treasury stock during 2013 and 2012.

The Company was subject to certain standards for executive compensation while its preferred shares were owned by the U.S. Treasury that included (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior executive officers; (b) requiring recovery of any compensation paid to senior executive officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accepting restrictions on the payment of dividends and the repurchase of common stock. Seacoast believes it complied with all TARP standards and restrictions during the time the Company was a participant.

Required Regulatory Capital

			Minimum for Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
SEACOAST BANKING CORP (CONSOLIDATED)
At December 31, 2013:
Total Capital (to risk-weighted assets)	$227,310	16.88%	$107,757	>8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	210,433	15.62	53,878	>4.00%	N/A	N/A
Tier 1 Capital (to adjusted average assets)	210,433	9.59	92,234	>4.00%	N/A	N/A
At December 31, 2012:
Total Capital (to risk-weighted assets)	$227,428	18.33%	$99,247	>8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	211,839	17.08	49,624	>4.00%	N/A	N/A
Tier 1 Capital (to adjusted average assets)	211,839	10.04	84,377	>4.00%	N/A	N/A
SEACOAST NATIONAL BANK (A WHOLLY OWNED BANK SUBSIDIARY)
At December 31, 2013:
Total Capital (to risk-weighted assets)	$225,102	16.74%	$107,571	>8.00%	$134,463	>10.00%
Tier 1 Capital (to risk-weighted assets)	208,253	15.49	53,785	>4.00%	80,678	> 6.00%
Tier 1 Capital (to adjusted average assets)	208,253	9.51	87,636	>4.00%	109,545	> 5.00%
At December 31, 2012:
Total Capital (to risk-weighted assets)	$220,433	17.79%	$99,116	>8.00%	$123,895	>10.00%
Tier 1 Capital (to risk-weighted assets)	204,864	16.54	49,558	>4.00%	74,337	> 6.00%
Tier 1 Capital (to adjusted average assets)	204,864	9.72	84,312	>4.00%	105,389	> 5.00%

N/A—Not Applicable

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2013, that the Company meets all capital adequacy requirements to which it is subject.

The Company is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth above. At December 31, 2013, the Company’s deposit-taking bank subsidiary met the capital and leverage ratio requirements for well capitalized banks.

Note     O

Seacoast Banking Corporation of Florida

(Parent Company Only) Financial Information

Balance Sheets

	December 31
	2013	2012
	(In thousands)
ASSETS
Cash	$919	$4,067
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	792	2,922
Investment in subsidiaries	250,033	212,182
Other assets	493	13

	$252,237	$219,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt	$53,610	$53,610
Other liabilities	23	28
Shareholders’ equity	198,604	165,546

	$252,237	$219,184

Statements of Income (Loss)

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Income
Dividends from subsidiary Bank	$0	$0	$0
Interest/other	28	29	79

	28	29	79
Interest expense	958	1,057	1,152
Other expenses	450	575	405

Loss before income tax benefit and equity in undistributed income of subsidiaries	(1,380)	(1,603)	(1,478)
Income tax benefit	(2,281)	0	0

Income (loss) before equity in undistributed income of subsidiaries	901	(1,603)	(1,478)
Equity in undistributed income of subsidiaries	51,088	893	8,145

Net income (loss)	$51,989	$(710)	$6,667

Statement of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Interest received	$5	$7	$9
Interest paid	(957)	(1,045)	(3,288)
Dividends received	23	22	70
Income taxes received (paid)	1,797	(32)	(67)
Other	(494)	(703)	(420)

Net cash provided by (used in) operating activities	374	(1,751)	(3,696)
Cash flows from investing activities
Decrease in securities purchased under agreement to resell, maturing within 30 days, net	2,130	422	285

Net cash provided by investment activities	2,130	422	285
Cash flows from financing activities
Issuance of common stock, net of related expense	46,977	0	0
Repurchase of stock warrants, including related expense	0	(81)	0
Stock based employment plans	190	196	123
Redemption of preferred stock	(50,000)	0	0
Dividends paid on preferred shares	(2,819)	(2,500)	(6,875)

Net cash used in financing activities	(5,652)	(2,385)	(6,752)
Net change in cash	(3,148)	(3,714)	(10,163)
Cash at beginning of year	4,067	7,781	17,944

Cash at end of year	$919	$4,067	$7,781

RECONCILIATION OF INCOME (LOSS) TO CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)	$51,989	$(710)	$6,667
Adjustments to reconcile net income (loss) to net cash used in operating activities: Equity in undistributed income of subsidiaries	(51,088)	(893)	(8,145)
Other, net	(527)	(148)	(2,218)

Net cash provided by (used in) operating activities	$374	$(1,751)	$(3,696)

Note     P

Contingent Liabilities and Commitments with Off-Balance Sheet Risk

The Company and its subsidiaries, because of the nature of their business, are at all times subject to numerous legal actions, threatened or filed. Management presently believes that none of the legal proceedings to which it is a party are likely to have a materially adverse effect on the Company’s consolidated financial condition, or operating results or cash flows.

The Company’s subsidiary bank is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and limited partner equity commitments.

The subsidiary bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The subsidiary bank uses the same credit policies in making commitments and standby letters of credit as they do for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $135,056,000 in commitments to extend credit outstanding at December 31, 2013, $77,565,000 is secured by 1-4 family residential properties for individuals with approximately $9,454,000 at fixed interest rates ranging from 3.50 to 5.875%.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. The extent of collateral held for secured standby letters of credit at December 31, 2013 and 2012 amounted to $3,187,000 and $3,629,000 respectively.

Unfunded limited partner equity commitments at December 31, 2013 totaled $3,746,000 that the Company has committed to a small business investment company under the SBIC Act to be used to provide capital to small businesses.

	December 31
	2013	2012
	(In thousands)
Contract or Notional Amount Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$135,056	$118,887
Standby letters of credit and financial guarantees written:
Secured	2,722	2,509
Unsecured	8	8
Unfunded limited partner equity commitment	3,746	4,000

The Company’s subsidiary bank renewed its contract for outsourced data services on December 31, 2012 for a period of five years and six months which requires a minimum payment for early termination without cause as follows:

Year Ended	(In thousands)
2013	$11,016
2014	8,568
2015	6,120
2016	3,672

Note Q    Supplemental Disclosures for Consolidated Statements of Cash Flows

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities for the three years ended:

	Year Ended December 31
	2013	2012	2011
	(In thousands)
Net income (loss)	$51,989	$(710)	$6,667
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities
Depreciation	2,776	2,827	2,830
Net amortization of premiums and discounts on securities	3,882	4,740	2,555
Other amortization and accretion	(172)	20	(35)
Change in loans available for sale, net	22,189	(20,143)	5,724
Provision for loan losses, net	3,188	10,796	1,974
Deferred tax benefit	(40,552)	(7)	(10)
Gain on sale of securities	(419)	(7,619)	(1,220)
Gain on sale of loans	(455)	(816)	(143)
Loss on sale or write down of foreclosed assets	1,295	3,548	3,812
Writedown on loan available for sale	0	1,238	0
Loss on disposition of equipment	1	774	58
Stock based employee benefit expense	246	796	587
Change in interest receivable	160	861	(561)
Change in interest payable	(27)	(524)	(2,258)
Change in prepaid expenses	4,562	2,601	2,748
Change in accrued taxes	(102)	(190)	(145)
Change in other assets	792	(835)	585
Change in other liabilities	499	581	573

Net cash provided (used) by operating activities	$49,852	$(2,062)	$23,741

Supplemental disclosure of non cash investing activities
Fair value adjustment to securities	$(21,957)	$(3,405)	$5,530
Transfers from loans to other real estate owned	5,087	14,067	35,500
Transfers from loans to loans available for sale	379	10,321	0
Matured securities recorded as a receivable	0	3,100	3,630
Securities principal receivable recorded in other assets	159	0	0
Transfer from securities held for investment to available for sale	13,818	0	0

Note     R

Fair Value

Fair Value Instruments Measured at Fair Value

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2013 and 2012 included:

(Dollars in thousands)	Fair Value Measurements December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
Available for sale securities (3)	$641,611	$100	$641,511	$0
Loans available for sale (4)	13,832	0	13,832	0
Loans (1)	17,323	0	10,325	6,998
OREO (2)	6,860	0	1,301	5,559

(Dollars in thousands)	Fair Value Measurements December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
Available for sale securities (3)	$643,050	$1,707	$641,343	$0
Loans available for sale (4)	36,021	0	36,021	0
Loans (1)	24,510	0	12,778	11,732
OREO (2)	11,887	0	3,457	8,430

(1)	See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note D for further detail of recurring fair value basis of individual investment categories.
(4)	Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2013 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.5%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

Fair value of available for sale securities are determined using valuation techniques for individual investments as described in Note A.

When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of OREO is classified as level 2. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, the fair value of OREO is classified as Level 3.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter valuation process.

During 2013, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $2.2 million consisting of loans that became impaired during 2013. Transfers out consisted of charge offs of $1.3 million, and loan foreclosures migrating to OREO and other reductions (including principal payments) totaling $5.6 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during 2013 transfers out totaled $5.0 million consisting of valuation write-downs of $0.5 million and sales of $4.5 million, and transfers in consisted of foreclosed loans totaling $2.2 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of December 31 is as follows:

	Carrying Amount December 31, 2013	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
(In Thousands)
Financial Assets
Securities held to maturity	$0	$0	$0	$0
Loans, net	1,266,816	0	0	1,272,893
Financial Liabilities
Deposits	1,806,045	0	0	1,807,183
Borrowings	50,000	0	53,856	0
Subordinated debt	53,610	0	42,888	0

	Carrying Amount December 31, 2012	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3
(In Thousands)
Financial Assets
Securities held to maturity	$13,818	$0	$14,542	$0
Loans, net	1,179,467	0	0	1,201,178
Financial Liabilities
Deposits	1,758,961	0	0	1,761,119
Borrowings	50,000	0	55,604	0
Subordinated debt	53,610	0	37,527	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2013 and 2012:

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

Subordinated debt: The fair value of the floating rate subordinated debt is estimated using discounted cash flow analysis, estimates of the Company’s current incremental borrowing rate for similar instruments and dealer quotes for similar debt.

Note S    Earnings Per Share

Basic earnings per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the year.

The number of shares utilized to compute earnings per share for the years ended December 31, 2013, 2012 and 2011, have been restated to reflect a 1 for 5 reverse stock split effective December 13, 2013.

In 2013, 2012, and 2011, options and warrants to purchase 102,000, 87,000, and 225,000 shares , respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Year Ended December 31
	Net Income (Loss)	Shares	Per Share Amount
	(Dollars in thousands, except per share data)
2013
Basic Earnings Per Share
Income available to common shareholders	$47,916	19,449,560	$2.46

Diluted Earnings Per Share
Employee restricted stock (See Note J)		200,445

Income available to common shareholders plus assumed conversions	$47,916	19,650,005	$2.44

2012
Basic and diluted Earnings Per Share
Loss available to common shareholders	$(4,458)	18,748,757	$(0.24)

2011
Basic Earnings Per Share
Income available to common shareholders	$2,919	18,702,397	$0.16

Diluted Earnings Per Share
Employee restricted stock (See Note J)		57,818

Income available to common shareholders plus assumed conversions	$2,919	18,760,215	$0.16