Form 10-Q
period 2014-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2014-05-12
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated	Accelerated	Non-Accelerated	Small Reporting
Filer ☐	Filer ☒	Filer ☐	Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Common Stock, $.10 Par Value – 25,984,488 shares as of March 31, 2014

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

		PAGE #
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets – March 31, 2014 and December 31, 2013	3

	Condensed consolidated statements of income – Three months ended March 31, 2014 and 2013	4

	Condensed consolidated statements of comprehensive income – Three months ended March 31, 2014 and 2013	5

	Condensed consolidated statements of cash flows – Three months ended March 31, 2014 and 2013	6-7

	Notes to condensed consolidated financial statements	8-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-57

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	59

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults upon Senior Securities	61
Item 4.	Submission of Matters to a Vote of Security Holders	61
Item 5.	Other Information	61
Item 6.	Exhibits	62

SIGNATURES		63

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2014	2013
ASSETS
Cash and due from banks	$44,984	$48,561
Interest bearing deposits with other banks	173,794	143,063
Total cash and cash equivalents	218,778	191,624

Securities available for sale (at fair value)	658,512	641,611

Loans held for sale	11,038	13,832

Loans	1,312,456	1,304,207
Less: Allowance for loan losses	(19,472)	(20,068)
NET LOANS	1,292,984	1,284,139

Bank premises and equipment, net	35,057	34,505
Other real estate owned	6,369	6,860
Other intangible assets	522	718
Other assets	92,732	95,651
	$2,315,992	$2,268,940

LIABILITIES
Deposits	$1,819,795	$1,806,045
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	156,136	151,310
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	8,069	9,371
	2,087,610	2,070,336

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 25,987,935 and outstanding 25,984,488 shares at March 31, 2014 and issued 23,638,373 and outstanding 23,637,434 shares at December 31, 2013	2,599	2,364
Other shareholders' equity	225,783	196,240
TOTAL SHAREHOLDERS' EQUITY	228,382	198,604
	$2,315,992	$2,268,940

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest and fees on loans	$13,798	$14,027
Interest and dividends on securities	3,446	3,202
Interest on interest bearing deposits and other investments	268	228
TOTAL INTEREST INCOME	17,512	17,457
Interest on deposits	601	740
Interest on borrowed money	690	717
TOTAL INTEREST EXPENSE	1,291	1,457
NET INTEREST INCOME	16,221	16,000
Provision for loan losses	(735)	953
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,956	15,047
Noninterest income
Other income	5,558	5,931
Securities gains, net (includes net gains (losses) of $1 and ($163) in other comprehensive income reclassifications for the three months)	17	25
TOTAL NONINTEREST INCOME	5,575	5,956

TOTAL NONINTEREST EXPENSES	18,783	18,959
INCOME BEFORE INCOME TAXES	3,748	2,044
Provision for income taxes (includes $0 in income tax expense from reclassification items for the three months)	1,449	0
NET INCOME	2,299	2,044
Preferred stock dividends and accretion of preferred stock discount	0	937
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,299	$1,107

PER SHARE COMMON STOCK:
Net income diluted	$0.09	$0.06
Net income basic	0.09	0.06
Cash dividends declared	0.00	0.00
Average shares outstanding - diluted	25,656,775	18,925,215
Average shares outstanding - basic	25,489,630	18,789,428

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
NET INCOME	$2,299	$2,044
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	4,306	(1,190)
Unrealized gains on transfer of securities held for investment into securities available for sale	0	724
Reclassification adjustment for losses (gains) included in net income	1	(163)
Benefit (provision) for income taxes	(1,663)	242
COMPREHENSIVE INCOME	$4,943	$1,657

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Interest received	$17,935	$18,405
Fees and commissions received	5,234	5,136
Interest paid	(1,302)	(1,467)
Cash paid to suppliers and employees	(19,469)	(17,966)
Origination of loans held for sale	(35,048)	(49,323)
Proceeds from loans held for sale	37,842	61,138
Net change in other assets	638	761
Net cash provided by operating activities	5,830	16,684
Cash flows from investing activities
Maturity of securities available for sale	23,586	45,201
Proceeds from sale of securities available for sale	4,061	11,836
Purchase of securities available for sale	(41,058)	(50,327)
Net new loans and principal repayments	(9,172)	16
Proceeds from the sale of other real estate owned	1,379	1,366
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	567	620
Additions to bank premises and equipment	(1,298)	(833)
Net cash (used in) provided by investing activities	(21,935)	7,879
Cash flows from financing activities
Net increase in deposits	13,750	3,204
Net increase in federal funds purchased and repurchase agreements	4,826	24,875
Issuance of common stock, net of related expense	24,641	0
Stock based employee benefit plans	42	47
Dividends paid on preferred shares	0	(625)
Net cash provided by financing activities	43,259	27,501
Net increase in cash and cash equivalents	27,154	52,064
Cash and cash equivalents at beginning of period	191,624	174,987
Cash and cash equivalents at end of period	$218,778	$227,051

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Reconciliation of net income to cash provided by operating activities
Net income	$2,299	$2,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	757	669
Amortization of premiums and discounts on securities, net	501	1,298
Other amortization and accretion, net	266	74
Change in loans held for sale, net	2,794	11,815
Provision for loan losses	(735)	953
Gain on sale of securities	(17)	(25)
Gain on sale of loans	(415)	(864)
Losses on sale and write-downs of other real estate owned	53	568
Losses on disposition of fixed assets	(12)	8
Change in interest receivable	(148)	(227)
Change in interest payable	(10)	(10)
Change in prepaid expenses	(236)	738
Change in accrued taxes	1,643	173
Change in other assets	638	761
Change in other liabilities	(1,548)	(1,291)
Net cash provided by operating activities	$5,830	$16,684

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$4,307	$(629)
Transfer from loans to other real estate owned	923	863
Matured securities recorded as a receivable	492	2,339
Transfer from securities held for investment to securities available for sale	0	13,818

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of March 31, 2014

Accounting Standards Update No. 2014-01- Accounting for Investments in Qualified Affordable Housing Projects – In January 2014, FASB issued ASU 2014-01. This update provides guidance to investors in affordable housing projects that qualify for the low-income housing credit. The ASU will allow investors, in certain cases, to qualify for the use of the effective yield method of accounting in lieu of the equity method or the cost method. The new standard deems that investors should disclose information which allows users of its financial statements to understand this type of investment and the risks involved, including the related tax credits.

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is currently analyzing the effects the ASU will have on its financial position and results of operations.

Accounting Standards Update No. 2014-04- Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, FASB issued ASU 2014-04. This amendment is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, and when a creditor should be considered to have received physical possession of residential real estate property. The Update also defines when the accounting change for the loan should take place.

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 302,000 and 88,000 related to stock options, and stock settled appreciation rights for each of the periods ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2014	2013
Basic:
Net income available to common shareholders	$2,299	$1,107
Average basic shares outstanding	25,489,630	18,789,428
Basic earnings per share	$0.09	$0.06

Diluted:
Net income available to common shareholders	$2,299	$1,107
Average basic shares outstanding	25,489,630	18,789,428
Employee restricted stock	167,145	135,787
Average diluted shares outstanding	25,656,775	18,925,215
Diluted earnings per share	$0.09	$0.06

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	153,330	1,516	(3,536)	151,310
Collateralized mortgage obligations of U.S. Government Sponsored Entities	369,042	680	(11,609)	358,113
Private mortgage backed securities	29,838	0	(343)	29,495
Private collateralized mortgage obligations	80,223	1,141	(331)	81,033
Collateralized loan obligations	32,624	0	(409)	32,215
Obligations of state and political subdivisions	5,894	357	(5)	6,246
	$671,051	$3,694	$(16,233)	$658,512

	December 31, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	129,468	1,456	(4,189)	126,735
Collateralized mortgage obligations of U.S. Government Sponsored Entities	383,392	776	(14,747)	369,421
Private mortgage backed securities	29,800	0	(226)	29,574
Private collateralized mortgage obligations	76,520	731	(413)	76,838
Collateralized loan obligations	32,592	0	(413)	32,179
Obligations of state and political subdivisions	6,586	193	(15)	6,764
	$658,458	$3,156	$(20,003)	$641,611

Proceeds from sales of securities during the three month period ended March 31, 2014 were $4,061,000 with gross gains of $17,000 and no gross losses. Proceeds from sales of securities during the three month period ended March 31, 2013 were $11,836,000 with gross gains of $101,000 and gross losses of $76,000.

Securities with a carrying and fair value of $101,616,000 at March 31, 2014 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $185,857,000 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in less than one year	$100	$100
Due after one year through five years	567	580
Due after five years through ten years	8,025	7,936
Due after ten years	29,926	29,945
	38,618	38,561
Mortgage-backed securities of Government Sponsored Entities	153,330	151,310
Collateralized mortgage obligations of Government Sponsored Entities	369,042	358,113
Private mortgage backed securities	29,838	29,495
Private collateralized mortgage obligations	80,223	81,033
No contractual maturity	0	0
	$671,051	$658,512

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$71,947	$(1,871)	$28,370	$(1,665)	$100,317	$(3,536)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	201,523	(6,782)	102,894	(4,827)	304,417	(11,609)
Private mortage backed securities	29,495	(343)	0	0	29,495	(343)
Private collaterlized mortgage obligations	28,443	(331)	0	0	28,443	(331)
Collateralized loan obligations	32,215	(409)	0	0	32,215	(409)
Obligations of state and political subdivisions	512	(4)	125	(1)	637	(5)
Total temporarily impaired securities	$364,135	$(9,740)	$131,389	$(6,493)	$495,524	$(16,233)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$33,425	$(2,045)	$35,043	$(2,144)	$68,468	$(4,189)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	287,312	(12,450)	45,657	(2,297)	332,969	(14,747)
Private mortage backed securities	29,573	(226)	0	0	29,573	(226)
Private collateralized mortgage obligations	47,653	(413)	0	0	47,653	(413)
Collateralized loan obligations	32,179	(413)	0	0	32,179	(413)
Obligations of state and political subdivisions	502	(14)	0	(1)	502	(15)
Total temporarily impaired securities	$430,644	$(15,561)	$80,700	$(4,442)	$511,344	$(20,003)

At March 31, 2014, approximately $0.7 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $57.9 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for these investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2014, the Company also had $15.1 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $404.7 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2014, the Company also had $0.4 million of unrealized losses on collateralized loan obligations having a fair value of $32.2 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of March 31, 2014, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2014.

Included in other assets is $11.8 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $11.8 million of cost method investment securities.

NOTE E — LOANS

Information relating to loans is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Construction and land development	$67,197	$67,450
Commercial real estate	528,444	520,382
Residential real estate	592,583	592,746
Commercial and financial	79,401	78,636
Consumer	44,601	44,713
Other loans	230	280
NET LOAN BALANCES	$1,312,456	$1,304,207

(1)	Net loan balances as of March 31, 2014 and December 31, 2013 are net of deferred costs of $2,818,000 and $2,618,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December 31, 2013:

March 31, 2014

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
Construction & land development	$0	$0	$0	$1,230	$65,967	$67,197
Commercial real estate	746	458	0	3,911	523,329	528,444
Residential real estate	2,091	151	0	20,604	569,737	592,583
Commercial and financial	0	0	0	11	79,390	79,401
Consumer	491	0	0	464	43,646	44,601
Other	0	0	0	0	230	230
Total	$3,328	$609	$0	$26,220	$1,282,299	$1,312,456

December 31, 2013

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
Construction & land development	$3	$0	$0	$1,302	$66,145	$67,450
Commercial real estate	684	345	0	5,111	514,242	520,382
Residential real estate	974	909	160	20,705	569,998	592,746
Commercial and financial	353	0	0	13	78,270	78,636
Consumer	33	27	0	541	44,112	44,713
Other	0	0	0	0	280	280
Total	$2,047	$1,281	$160	$27,672	$1,273,047	$1,304,207

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2014 and December 31, 2013:

March 31, 2014

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$63,161	$502,604	$555,613	$79,174	$42,692	$1,243,244
Special mention	560	6,422	457	24	823	8,286
Substandard	0	8,274	1,386	40	469	10,169
Doubtful	0	0	0	0	0	0
Nonaccrual	1,230	3,911	20,604	11	464	26,220
Pass-Troubled debt restructures	1,713	5,532	27	0	0	7,272
Troubled debt restructures	533	1,701	14,496	152	383	17,265
	$67,197	$528,444	$592,583	$79,401	$44,831	$1,312,456

December 31, 2013

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$63,186	$485,268	$554,681	$77,840	$43,267	$1,224,242
Special mention	583	6,810	824	382	300	8,899
Substandard	0	15,886	1,670	248	453	18,257
Doubtful	0	0	0	0	0	0
Nonaccrual	1,302	5,111	20,705	13	541	27,672
Pass-Troubled debt restructures	1,838	5,584	30	0	0	7,452
Troubled debt restructures	541	1,723	14,836	153	432	17,685
	$67,450	$520,382	$592,746	$78,636	$44,993	$1,304,207

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the three months ending March 31, 2014 and 2013, newly identified troubled debt restructurings (“TDRs”) totaled $0.4 million and $4.4 million, respectively. Loans that are modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification.

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

No accruing loans that were restructured within the twelve months preceding March 31, 2014 defaulted during the three months ended March 31, 2014. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of March 31, 2014 and December 31, 2013, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	March 31, 2014
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,949	$2,082	$0
Commercial real estate	758	861	0
Residential real estate	13,083	18,096	0
Commercial and financial	0	0	0
Consumer	312	353	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,527	2,044	136
Commercial real estate	10,386	11,822	507
Residential real estate	22,044	23,445	3,649
Commercial and financial	163	163	11
Consumer	535	583	104
Total:
Construction and land development	3,476	4,126	136
Commercial real estate	11,144	12,683	507
Residential real estate	35,127	41,541	3,649
Commercial and financial	163	163	11
Consumer	847	936	104
	$50,757	$59,449	$4,407

	December 31, 2013
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$2,561	$3,180	$0
Commercial real estate	4,481	6,577	0
Residential real estate	12,366	17,372	0
Commercial and financial	153	153	0
Consumer	425	569	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,120	1,197	149
Commercial real estate	7,937	8,046	638
Residential real estate	23,365	24,766	4,528
Commercial and financial	13	13	13
Consumer	548	573	118
Total:
Construction and land development	3,681	4,377	149
Commercial real estate	12,418	14,623	638
Residential real estate	35,731	42,138	4,528
Commercial and financial	166	166	13
Consumer	973	1,142	118
	$52,969	$62,446	$5,446

For the three months ended March 31, 2014 and 2013, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$2,357	$27	$1,675	$25
Commercial real estate	3,240	21	10,806	2
Residential real estate	12,605	127	15,338	2
Commercial and financial	102	0	0	0
Consumer	387	5	178	0
Impaired Loans with an Allowance Recorded:
Construction & land development	1,256	13	2,196	6
Commercial real estate	8,753	151	26,154	299
Residential real estate	22,925	213	23,854	140
Commercial and financial	63	2	0	0
Consumer	544	9	526	6
Total:
Construction & land development	3,613	40	3,871	31
Commercial real estate	11,993	172	36,960	301
Residential real estate	35,530	340	39,192	142
Commercial and financial	165	2	0	0
Consumer	931	14	704	6
	$52,232	$568	$80,727	$480

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2014 and December 31, 2013, accruing TDRs totaled $24.5 million and $25.1 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the three months ended March 31, 2014 and 2013, the Company recorded $568,000 and $480,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $65,000 and $240,000, respectively, was included in interest income for the three months ended March 31, 2014 and 2013, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses for the three-month periods ended March 31, 2014 and 2013 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended March 31, 2014
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance
Construction & land development	$808	$(36)	$(3)	$27	$24	$796
Commercial real estate	6,160	441	(84)	236	152	6,753
Residential real estate	11,659	(1,378)	(112)	189	77	10,358
Commercial and financial	710	220	(108)	31	(77)	853
Consumer	731	18	(57)	20	(37)	712
	$20,068	$(735)	$(364)	$503	$139	$19,472

	Allowance for Loan Losses for the Three Months Ended March 31, 2013
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance
Construction & land development	$1,134	$193	$(334)	$115	$(219)	$1,108
Commercial real estate	8,849	49	(529)	79	(450)	8,448
Residential real estate	11,090	481	(946)	97	(849)	10,722
Commercial and financial	468	70	(60)	80	20	558
Consumer	563	160	(27)	8	(19)	704
	$22,104	$953	$(1,896)	$379	$(1,517)	$21,540

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at March 31, 2014 and 2013 is shown in the following tables:

	At March 31, 2014
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$3,476	$136	$63,721	$660	$67,197	$796
Commercial real estate	11,144	507	517,300	6,246	528,444	6,753
Residential real estate	35,127	3,649	557,456	6,709	592,583	10,358
Commercial and financial	163	11	79,238	842	79,401	853
Consumer	847	104	43,984	608	44,831	712
	$50,757	$4,407	$1,261,699	$15,065	$1,312,456	$19,472

	At March 31, 2013
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$3,561	$183	$59,290	$925	$62,851	$1,108
Commercial real estate	33,908	1,938	444,335	6,510	478,243	8,448
Residential real estate	38,137	4,410	536,386	6,312	574,523	10,722
Commercial and financial	0	0	64,752	558	64,752	558
Consumer	772	182	42,669	522	43,441	704
	$76,378	$6,713	$1,147,432	$14,827	$1,223,810	$21,540

NOTE G — INCOME TAXES

Management expects to realize the $63.7 million in net deferred tax assets well in advance of the statutory carryforward period. At March 31, 2014, approximately $13.8 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $42.1 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, approximately $7.8 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2027 through 2032. Tax credit carryforwards at March 31, 2014 include federal alternative minimum tax credits totaling $1.3 million which have an unlimited carryforward period.

A valuation allowance could be required in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at March 31, 2014 that it is more likely than not that the net deferred tax assets of $63.7 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

NOTE H — EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At March 31, 2014, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

In the fourth quarter of 2013 the Company redeemed all of its outstanding Series A Preferred Stock.

The Company’s Series A Preferred Stock with a par value of $0.10 per share and totaling $50 million was fully redeemed at December 31, 2013. During the first quarter of 2013 quarterly dividends of five percent or $625,000 were remitted to holders of the Series A Preferred Stock.

The Company closed on an additional $25 million in common equity in January 2014 related to a fourth quarter 2013 capital offering.

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

NOTE J — FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2014 and 2013 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Available for sale securities (3)	$658,512	$100	$658,412	$0
Loans available for sale (4)	11,038	0	11,038	0
Loans (1)	20,659	0	10,104	10,555
Other real estate owned (2)	6,369	0	883	5,486

March 31, 2013
Available for sale securities (3)	$649,196	$1,202	$647,994	$0
Loans available for sale (4)	24,206	0	24,206	0
Loans (1)	22,601	0	10,889	11,712
Other real estate owned (2)	10,850	0	3,389	7,461

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

(3) See Note D for further detail of fair value of individual investment categories.

(4) Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2014 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.5 percent. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

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

During the three months ended March 31, 2014, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers totaled $5.2 million for the first three months of 2014, consisting of loans that became impaired during 2014. Transfers out consisted of foreclosures migrating to OREO of $0.5 million, and other reductions (including principal payments) totaling $1.1 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first three months of 2014, transfers in totaled $0.7 million. Transfers out totaled $0.8 million, consisting entirely of sales.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of March 31, 2014 and 2013 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At March 31, 2014
Financial Assets
Loans, net	$1,272,325	$0	$0	$1,273,150
Financial Liabilities
Deposit liabilities	1,819,795	0	0	1,820,689
Borrowings	50,000	0	53,584	0
Subordinated debt	53,610	0	42,888	0

At March 31, 2013
Financial Assets
Loans, net	$1,179,669	$0	$0	$1,200,845
Financial Liabilities
Deposit liabilities	1,762,164	0	0	1,764,018
Borrowings	50,000	0	55,299	0
Subordinated debt	53,610	0	37,527	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2014 and 2013:

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

Subordinated debt: The fair value of the floating rate subordinated debt is estimated using discounted cash flow analysis and estimates of the Company’s current incremental borrowing rate for similar instruments, and dealer quotes for similar debt.

NOTE K — SUBSEQUENT EVENTS

Acquisition

On April 24, 2014, Seacoast signed a definitive agreement and plan of merger with The BANKshares, Inc., a bank holding company (“BANKshares”). BANKshares founded in 1989, is headquartered in Winter Park, Florida, and following the closing of the merger, the acquisition is expected to add approximately $674 million in assets, $506 million in deposits, and $374 million in loans, along with twelve branch locations throughout central Florida. For the year ended December 31, 2013, BANKshares reported net income of $3.0 million, and for the three months ended March 31, 2014 had net income of $0.7 million. The all-stock transaction provides that BANKshares’ shareholders will receive 0.4975 shares of Seacoast common stock. Based on Seacoast’s closing price on April 23, 2014, the transaction would be valued at approximately $76 million, with closing to be completed in the fourth quarter of 2014, subject to regulatory approvals and customary closing conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2014

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

STRATEGIC OVERVIEW

A number of significant milestones marking both quantitative and qualitative improvements in our business were attained in 2013, better positioning the Company to increase net income to common shareholders in 2014, and prospectively. These included:

•	the recapture of the $45 million valuation allowance on net deferred tax assets;

•	a successful raise of $75 million in common equity;

•	the termination of the Bank’s formal agreement with the Office of the Comptroller of the Currency (“OCC”), and

•	the redemption of the Company’s $50 million in outstanding Series A Preferred Stock originally issued to the U.S. Department of Treasury under the Troubled Asset Relief Program.

In addition, through ongoing investments in loan production personnel, digital technology and the effects of asset quality improvements and expense management, the Company has proactively positioned its business for growth. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value, and we expect to supplement this growth through strategic acquisition opportunities from time to time.

Through our new Accelerate offices, the Company continues to focus on reaching customers in unique ways, creating a path to achieve higher customer satisfaction. The Accelerate offices provide our customers with talented, results-oriented staff, specializing in loans to the smaller business market segment. From their tenure and market experience, our bankers are familiar with the multitude of challenges the small business customer faces. Seacoast intends to build customer relationships with depth that surpass traditional commercial lending, and open opportunities into other areas in which we provide services.

Our customer growth strategy has included investments in digital delivery and products that we believe have contributed to increasing core customer funding. As of March 31, 2014, over 47% of our online customers have adopted our mobile product offerings, and the total number of services utilized by our retail customers increased to an average of 3.4 per household, primarily due to an increase in debit card activation, direct deposit and mobile banking users. We are concentrating on building a more integrated distribution system which will allow us to reduce our fixed costs as we further invest in technology designed to better serve our customers.

A persistent emphasis on expense reduction resulted in the successful implementation of first quarter 2014 cost savings totaling $1.4 million annually. These savings were the result of negotiations with our current vendors for competitive pricing, changes in organizational structure, and the termination of the regulatory agreement and its requirements. Our focus remains on building our customer franchise, increasing loan production, while investing in resources to support revenue growth. Additional cost savings initiatives, forecast at $1.9 million annually, have been identified and are currently being implemented during the second quarter of 2014. Cost savings identified continue to be reinvested in marketing, digital services and data analytics, with an annual investment of approximately $860,000 reinvested in the first quarter of 2014, and an additional annual investment of $460,000 expected to occur during the remainder of 2014, to support sustained efforts in these areas.

ACQUISiTION

A definitive agreement and plan of merger was signed with The BANKshares, Inc. (“BANKshares”) on April 24, 2014, which, following the closing, will result in Seacoast being the sixth largest Florida based bank in the Orlando area, up from number 31 currently. The acquisition not only provides a larger footprint in this significant and important Florida market, but it also enhances and increases the number of opportunities to differentiate our bank by its commitment to community involvement and the local economy while increasing economies of scale by leveraging expense management and increasing revenue growth.

BANKshares is headquartered in Winter Park, Florida and following the closing will add approximately $674 million in assets, $506 million in deposits, and $374 million in loans, along with twelve branch locations positioned throughout central Florida. The all-stock transaction provides that BANKshares’ shareholders will receive 0.4975 shares of Seacoast common stock. Based on Seacoast’s closing price on April 23, 2014, the transaction would be valued at approximately $76 million, with the closing expected to occur in the fourth quarter 2014.

BANKshares was, founded in 1989, and has successfully executed a relationship based business strategy resulting in a core deposit base and overall funding costs lower than its peers. At March 31, 2014, BANKshares deposit base included over 80 percent core deposit accounts, with 39 percent of total deposits in noninterest bearing demand deposits. BANKshares focus on small business and commercial relationships is highly complementary to our prior year investments in our business banking channel. BANKshares average commercial loan balance is approximately $254,000 with over 1,250 customers, and produced a yield on total loans of 5.77 percent.

For the year ended December 31, 2013, BANKshares reported net income of $3.0 million and for the three months ended March 31, 2014, reported net income of $0.7 million. BANKshares ratio of tangible common equity to total assets was 8.2 percent at the end of the first quarter 2014. Consolidated cost reductions to be realized over 2014 and into 2015 are estimated at $5.5 million, and result in accretion to earnings per share of approximately 7 and 13 percent in 2014 and 2015, respectively.

EARNINGS OVERVIEW

Our net interest income increased $221,000 during the first quarter of 2014 compared to the same period in 2013 but our net interest margin was 8 basis points lower, principally due to lower spreads earned due to the Federal Reserve’s quantitative easing negatively impacting the interest margin. Our focus has been and will continue to be to improve our deposit mix by increasing low cost deposits and adding to our loan balances to offset compressed interest rate spreads expected to continue over the reminder of 2014 and into 2015. Improved credit and asset quality measures permitted a benefit of $735,000 to be recorded for loan losses for the first quarter 2014, versus a $953,000 provision a year ago (see “Provision for Loan Losses” and “Allowance for Loan Losses”). Noninterest income (excluding securities gains) decreased in the first quarter of 2014, by $373,000, the primary cause being lower mortgage banking fees of $453,000 (see “Noninterest Income”), but noninterest expenses were $176,000 lower compared to 2013’s first quarter expenditures (see “Noninterest Expenses”).

As anticipated, the Company is reporting better results for the first quarter of 2014. Net income for the three months ended March 31, 2014 of $2,299,000, compared to net income of $2,044,000 for the first quarter of 2013, and to net income $1,850,000 for the fourth quarter of 2013. Net income available to common shareholders (after preferred dividends and accretion of preferred stock discount) for first quarter 2014 totals $2,299,000 or $0.09 per average common diluted share, compared to last year’s first and fourth quarter’s net income of $1,107,000 or $0.06 per average common diluted share and $588,000 or $0.03 per average common diluted share.

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

Allowance and Provision for Loan Losses

The information contained on pages 36-37 and 42-52 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

Fair Value Measurements

All impaired loans are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or the project assumptions. When necessary, the “As Is” appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. If an updated assessment is deemed necessary and an internal valuation cannot be made, an external “As Is” appraisal will be obtained. A specific reserve is established and/or the loan is written down to the current “As Is” appraisal value.

Collateral dependent impaired loans are loans that are solely dependent on the liquidation of the collateral for repayment which includes repayment from the proceeds from the sale of the collateral, cash flow from the continued operation of the collateral, or both. All OREO and repossessed assets (“REPO”) are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or project assumptions. When necessary, the “As Is” appraisal is adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessment market value, comparative sales and/or an internal valuation is performed. If an updated assessment is deemed necessary, and an internal valuation cannot be made, an external appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.

“As Is” values are used to measure fair market value on impaired loans, OREO and REPOs.

At March 31, 2014, outstanding securities designated as available for sale totaled $658,512,000. The fair value of the available for sale portfolio at March 31, 2014 was less than historical amortized cost, producing net unrealized losses of $12,539,000 that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2014. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

As of March 31, 2014, the Company’s available for sale investment securities, except for approximately $6.2 million of securities issued by states and their political subdivisions generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $509.5 million, or 77.4 percent of the total available for sale portfolio. The remainder of the portfolio consists of private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. During the second and third quarters of 2013, the Company invested $32.2 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The primary collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated AAA or AA and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent credit and investment grade rating.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $4.3 million as of March 31, 2014, $0.6 million less than year-end 2013’s balance. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at March 31, 2014 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At March 31, 2014, the Company had net deferred tax assets (“DTA”) of $63.7 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at March 31, 2013 the Company had net DTA of $18.2 million.

Lower credit costs and increased earnings before taxes for 2013 resulted in the Company’s conclusion that recovery of its net deferred tax assets was more likely than not from future earnings and therefore the deferred tax valuation allowance of $44.8 million was entirely reversed at September 30, 2013. The most important factors that supported this conclusion were:

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

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2014 and 2013, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the first quarter of 2014 totaled $16,277,000, decreasing from 2013’s fourth quarter by $59,000 or 0.4 percent, and higher than first quarter 2013’s result by $222,000 or 1.4 percent. The year over year improvement results from increases in net loans and investment securities compared to a year ago. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters. Net interest income for the third quarter 2013 was higher, due to a recovery of interest on nonaccrual loans of $505,000.

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
First quarter 2013	$16,055	3.15%
Second quarter 2013	16,172	3.12
Third quarter 2013	16,872	3.25
Fourth quarter 2013	16,336	3.08
First quarter 2014	16,277	3.07

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

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands	2014	2013	2013	2013	2013
Nontaxable interest income	$106	$112	$107	$108	$105
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,277	$16,336	$16,872	$16,172	$16,055
Total net interest income (not TE)	16,221	16,277	16,815	16,114	16,000
Net interest margin (TE)	3.07%	3.08%	3.25%	3.12%	3.15%
Net interest margin (not TE)	3.06	3.06	3.24	3.11	3.14

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies lowering interest rates have been primary forces affecting net interest income and net interest margin results.

The earning asset mix changed year over year impacting net interest income. For the first quarter of 2014, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 60.8 percent, compared to 60.3 percent a year ago. Average securities as a percentage of average earning assets decreased from 31.3 percent a year ago to 30.4 percent during the first quarter of 2014 and interest bearing deposits and other investments increased to 8.7 percent in 2014 from 8.4 percent in 2013. While average total loans as a percentage of earning assets increased nominally, the mix of loans was generally improved, with volumes related to commercial and commercial real estate representing 48.5 percent of total loans at March 31, 2014 (compared to 46.4 percent at March 31, 2013), and lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) representing 48.0 percent of total loans at March 31, 2014 (versus 50.0 percent at March 31, 2013) (see “Loan Portfolio”).

The yield on earning assets for the first quarter of 2014 was 3.31 percent, 12 basis points lower than 2013’s first quarter, a reflection of the lower interest rate environment and earning asset mix. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2013	2013	2013	2013
Yield	3.31%	3.33%	3.52%	3.39%	3.43%

The yield on loans decreased 28 basis points to 4.29 percent over the last twelve months with nonaccrual loans totaling $26.2 million or 2.0 percent of total loans at March 31, 2014 (versus $35.2 million or 2.9 percent of total loans at March 31, 2013. The yield on investment securities improved, increasing 13 basis points year over year to 2.11 percent for the first quarter of 2014, reflecting reduced prepayments of principal from refinancing activities on mortgage backed securities held in the portfolio and higher add-on rates for recent purchases. Also, the yield on interest bearing deposits and other investments was slightly higher at 0.58 percent for first quarter 2014, up 4 basis points compared to a year earlier.

Average earning assets for the first quarter of 2014 increased $82.5 million or 4.0 percent compared to 2013’s first quarter balance. Average loan balances for 2014 increased $60.1 million or 4.8 percent to $1,307.8 million, average investment securities increased $6.8 million or 1.1 percent to $654.7 million, and average interest bearing deposits and other investments increased $15.5 million or 9.0 percent to $188.0 million.

Commercial and commercial real estate loan production for the first three months of 2014 totaled approximately $37 million, compared to production for all of 2013 and 2012 of $200 million and $111 million, respectively. Improvements in commercial production have resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. With commercial production improving during 2013 and 2014, period-end total loans outstanding have increased by $88.7 million or 7.2 percent since March 31, 2013. At March 31, 2014 the Company’s total commercial and commercial real estate loan pipeline was $30 million, versus $63 million, $47 million, $55 million and $28 million at the end of first, second, third and fourth quarters of 2013, respectively.

Closed residential mortgage loan production for the first quarter of 2014 totaled $40 million, of which $19 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2013 totaled $56 million, $80 million, $62 million and $53 million, respectively, of which $33 million, $49 million, $32 million and $26 million was sold servicing-released. Applications for residential mortgages totaled $75 million during the first three months of 2014, compared to $378 million for all of 2013. Much of our loan production has been focused on residential home mortgages, which continued during most of 2013, with existing home sales and home mortgage loan refinancing activity in the Company’s markets remaining fairly stable, and some demand for new home construction emerging. Higher interest rates in the fourth quarter of 2013 and into 2014 dampened residential loan production, and 2013’s overall production is expected to be more difficult to match in 2014.

During the first three months of 2014, proceeds from the sales of securities totaled $4.1 million (including net gains of $17,000). In comparison, proceeds from the sales of securities totaled $11.8 million for the first three months of 2013 (including net gains of $25,000). Securities purchases in 2014 and 2013 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and the proceeds from sales. During the first three months of 2014, maturities (principally pay-downs of $23.2 million) totaled $23.6 million and securities portfolio purchases totaled $41.1 million. In comparison, for the three months ended March 31, 2013 maturities totaled $45.2 million and securities portfolio purchases totaled $50.3 million.

The cost of average interest-bearing liabilities in the first quarter of 2014 was 2 basis points lower than fourth quarter 2013 and was 5 basis points lower than for the first quarter of 2013, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2013	2013	2013	2013
Rate	0.33%	0.35%	0.36%	0.36%	0.38%

The Company’s retail core deposit focus produced strong growth in core deposit customer relationships when compared to prior year’s results. Lower rates paid on interest bearing deposits during 2014 (and last several quarters) reduced the overall cost of total deposits to 0.11 percent for the first quarter of 2014, 6 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 79.3 percent of total average interest bearing deposits during the first quarter of 2014, an improvement compared to the average of 76.0 percent a year ago. While interest rates are predicted to remain low through 2014, prospective reductions in interest bearing deposit costs will be more challenging to produce due to more limited re-pricing opportunities. During the first quarter of 2014, the average rate for lower cost interest bearing deposits of 0.08 percent was nominally lower, by 1 basis point from the first quarter 2013. CD rates paid were lower, averaging 0.61 percent for the first quarter 2014, an 8 basis point decrease compared to 2013’s first quarter. Average CDs (the highest cost component of interest bearing deposits) were 20.6 percent of interest bearing deposits for 2014’s first quarter, compared to 24.0 percent for the first quarter of 2013.

Average deposits totaled $1,786.7 million during the first quarter of 2014, and were $53.7 million higher compared to the first quarter of 2013, even with the reduction of time deposits occurring. Average aggregate amounts for NOW, savings and money market balances increased $48.2 million or 4.9 percent to $1,035.4 million for 2014 compared to the first quarter of 2013, average noninterest bearing deposits increased $47.3 million or 10.9 percent to $481.0 million for 2014 compared to 2013, and average CDs decreased by $41.7 million or 13.4 percent to $270.2 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $4.9 million to $155.7 million or 3.1 percent for the first quarter of 2014 as compared to 2013 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year.

Prospectively, we expect our net interest margin to grow as our lending initiatives produce improved results and our problem loan liquidation activities are concluded. We are positioned for stronger earnings performance with a more typical yield curve and as excess liquidity is deployed into higher earning assets. Our focus on achieving increased household growth year over year should produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. Based on the improvements in nonaccrual loans and potential problem loans since year end 2013 and year over year for the first quarter of 2014 we recorded a negative provision for loan losses of $0.7 million, which compared to provisioning for loan losses in the first, second, third and fourth quarters of 2013 totaling $1.0 million, $0.6 million, $1.2 million and $0.5 million, respectively. Net recoveries for the first quarter of 2014 of $0.1 million, compared to net charge-offs of $1.5 million, $2.0 million, $0.8 million, and $0.8 million in the first, second, third and fourth quarters of 2013, respectively. Net recoveries represented 0.04 percent of average total loans for the first three months of 2014, versus net charge-offs of 0.41 percent of average total loans for all of 2013. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) provides additional information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income, excluding securities gains or losses, totaled $5,558,000 for the first quarter of 2014, $373,000 or 6.3 percent lower than 2013’s first quarter and $408,000 or 6.8 percent below the fourth quarter 2013. Noninterest income accounted for 25.5 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the first quarter of 2014, compared to 27.0 percent a year ago.

Noninterest income for the first quarter of 2014, compared to fourth quarter 2013 and the first quarter of 2013, is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(Dollars in thousands)	2014	2013	2013
Service charges on deposits	$1,507	$1,778	$1,551
Trust income	671	693	676
Mortgage banking fees	661	728	1,114
Brokerage commissions and fees	379	461	425
Marine finance fees	254	215	272
Interchange income	1,403	1,394	1,264
Other deposit-based EFT fees	98	80	98
Other income	585	617	531
Total	$5,558	$5,966	$5,931

For the first quarter of 2014, revenues from the Company’s wealth management services businesses (trust and brokerage) decreased by $51,000 or 4.6 percent year over year versus first quarter 2013. Included in the $51,000 decrease from a year ago, trust revenue was lower by $5,000 or 0.7 percent and brokerage commissions and fees decreased by $46,000 or 10.8 percent. Economic uncertainty is the primary issue affecting clients of the Company’s wealth management services. Lower inter vivos, estate fees were the primary cause for the overall reduction in trust revenue versus first quarter 2013. The $46,000 overall decline in brokerage commissions and fees for 2014 included a decrease of $50,000 in annuity income.

Service charges on deposits for the first quarter of 2014 were $44,000 or 2.8 percent lower year over year versus 2013’s result. During the first quarter of 2014, overdraft fees decreased $127,000 or 11.9 percent year over year and represented approximately 63 percent of total service charges on deposits, lower than the average of 67 percent for all of 2013. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Remaining service charges on deposits increased $83,000 or 17.3 percent to $563,000 for first quarter 2014, compared to the first quarter a year ago. Service charge increases in 2014 reflect our growing base of core deposit relationships over the past twelve months, and our emphasis to provide products meeting the needs of each customer that generate appropriate fees for the services offered.

For the first quarter of 2014, fees from the non-recourse sale of marine loans totaled $254,000, slightly lower by $18,000, compared to first quarter 2013. The Seacoast Marine Division originated $23 million in loans during the first three months of 2014, of which 66 percent was sold, with the remaining $6 million placed in the loan portfolio. In comparison, originations totaled $15 million during the first quarter of 2013, of which 100 percent were sold. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the first quarter of 2014, interchange income increased $139,000 or 11.0 percent compared to first quarter 2013. Other deposit-based electronic funds transfer (“EFT”) income was equivalent to a year ago for the first quarter. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the first quarter of 2014 decreased $453,000 or 40.7 percent from 2013’s first quarter result. Mortgage banking revenue as a component of overall noninterest income was 11.9 percent for 2014, compared to 17.2 percent for all of 2013. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2013, with transactions increasing, prices firming and affordability improving. However, during the fourth quarter of 2013 and into 2014, the volume of transactions has been dampened by higher interest rates. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2013 and the first two months of 2014, based on the data available to date.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. For 2013, this ratio was 82.9 percent. For the first three months of 2014, the overhead ratio was 84.3 percent and total noninterest expenses were $176,000 or 0.9 percent lower versus the first three months a year ago, totaling $18,783,000.

During the first quarter of 2014, annual cost reductions totaling $1.4 million were implemented, and resulted in severance expense of $212,000. Offsetting the cost reductions were continued investments in our digital delivery channels along with our new Accelerate business offices, combined with increased advertising and promotion. We have identified additional legacy cost reductions of $1.9 million to be implemented in April 2014, realigning our expense structure to focus on growth initiatives and improvements in the customer experience. Additional severance expense of approximately $200,000 is expected to partially offset this expense management initiative. Cost savings identified will continue to be reinvested in marketing, digital services and data analytics. During the first quarter of 2014, annual investments of approximately $860,000 were reinvested in digital technologies, acquiring data analytics and marketing personnel. An additional annual investment of $460,000 is to be reinvested over the remainder of 2014 to support sustained efforts in these areas.

Salaries and wages totaling $7,624,000 were $154,000 or 2.1 percent higher for the first quarter of 2014 compared to first quarter 2013. Compared to the first quarter of 2013, base salaries were $599,000 or 8.7 percent higher, reflecting additional commercial relationship managers and credit support personnel added over the past twelve months, and, as previously mentioned, severance payments of $212,000 were recorded, up by $180,000 compared to the first three months of 2013. Close to offsetting, commission payments for 2014 related to revenue generation from wealth management and lending production decreased $138,000 or 22.4 percent, cash and stock incentives were $196,000 or 62.8 percent lower, and loan origination costs deferred (a contra expense) were $283,000 higher during the first quarter of 2014, comparing favorably to 2013 first quarter’s expense.

In the first quarter of 2014, employee benefits costs decreased by $41,000 or 1.8 percent to $2,182,000 from a year ago. Costs for our self-funded health care plan were lower by $155,000 in 2014, compared to the first quarter a year ago, due to lower claims and utilization. Matching 401K contributions associated with employee salary deferrals were returned to levels pre-recession, and were $95,000 higher during the first quarter of 2014 compared to the first quarter of 2013. Higher payroll taxes of $62,000 were partially offset by lower unemployment compensation costs during the first quarter of 2014, versus a year ago.

Outsourced data processing costs totaled $1,695,000 for the first quarter of 2014, an increase of $197,000 or 13.2 percent from a year ago. Seacoast National utilizes third parties for its core data processing systems. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow. During the first quarter of 2014, an increase in core data processing costs of $133,000 or 12.4 percent and in interchange processing of $67,000 (reflecting strategies to encourage card usage through reward methodologies) were the primary cause for the overall increase in total data processing costs versus 2013’s first quarter costs. We are anticipating improvements and enhancements related to mobile remote deposit capture, and other digital products and services through our core data processor during 2014, which will increase our outsourced data processing costs as customers adopt the new digital products.

Total occupancy, furniture and equipment expenses for the first quarter of 2014 increased $93,000 or 4.0 percent (on an aggregate basis) to $2,409,000 year over year versus 2013’s expense. Depreciation on leasehold improvements and newly acquired furniture and equipment was $92,000 higher for the first quarter of 2014, the primary cause being the five new Accelerate Business locations opened in our Orlando and Palm Beach markets during the latter half of 2013.

For the first quarter of 2014, marketing expenses, including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased by $364,000 or 81.1 percent to $813,000, when compared to the first quarter of 2013. Marketing expenses reflect a focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. Direct mail activities and media costs for television and radio advertising, were higher during the first quarter of 2014 versus a year ago, increasing $157,000 and $178,000, respectively. Media costs reflect seasonal advertising promoting our “Good Idea and Uncommon” campaign that focused on the Seacoast brand. Direct mail materials included $61,000 focused on driving demand deposit and core customer funding, resulting in the addition of 623 new demand deposit households in the first quarter 2014, an increase of 352 households compared to prior year’s first quarter result. From our first quarter cyclical marketing expenditures, we expect continued momentum in customer acquisition with less spend requirement moving forward over 2014.

Legal and professional fees were higher, increasing by $145,000 or 18.2 percent from first quarter a year ago to $941,000. First quarter 2014 legal fees were $66,000 lower year over year, reflecting the decline in problem assets. Regulatory exam fees were $45,000 lower as well, a result of the bank’s improved condition. More than offsetting, other professional fees were higher year over year for the first quarter, increasing $144,000, with higher external audit and information security fees.

FDIC assessments were lower, totaling $386,000 for the first quarter of 2014, compared to $717,000 for the first quarter of 2013 and also reflects the bank’s improved regulatory exam results.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $181,000 for the first quarter of 2014. In comparison, these costs totaled $857,000, $604,000, $388,000 and $180,000 for the first, second, third and fourth quarters of 2013, respectively. OREO balances have declined by $4.5 million since March 31, 2013, and total $6.4 million at March 31, 2014. Of the $181,000 total for first quarter 2014, asset disposition costs summed to $128,000 and losses on OREO and repossessed assets totaled $53,000. The Company expects these costs to continue to remain lower prospectively, as property values are improving.

CAPITAL RESOURCES

The Company’s equity capital at March 31, 2014 has increased $61.7 million to $228.4 million since March 31, 2013, and the ratio of shareholders’ equity to period end total assets was 9.86 percent at March 31, 2014, compared with 7.57 percent at March 31, 2013, and 8.75 percent at December 31, 2013.

During 2013, the reversal of the deferred tax valuation allowance increased net income and total shareholders’ equity, and the Company also received $47.0 million (net of costs) in proceeds from its $75 million common stock issuance, with an additional $25.0 million remitted from CapGen Capital on January 13, 2014 following regulatory approval. Proceeds from the capital raise were used to redeem 2,000 shares of outstanding Series A Preferred Stock (at par) totaling $50 million on December 31, 2013, with remaining funds retained for general corporate purposes. Net income available to common shareholders in 2014 and beyond is expected to increase as a result of the elimination of the preferred dividend.

Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.74 percent at March 31, 2014, higher than March 31, 2013’s ratio of 18.26 percent and December 31, 2013’s ratio of 16.88 percent. Reinvestment of cash and cash equivalent assets with a zero percent risk weight into securities and loans with higher risk weightings was the primary cause for risk-weighted assets increasing, thereby lowering the tier 1 and total risk-based capital ratio year over year.

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

The OCC and the Federal Reserve have policies that encourage banks and bank holding companies to pay dividends from current earnings, and have the general authority to limit the dividends paid by national banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, either of these federal regulators determined that the payment of dividends would constitute an unsafe or unsound banking practice, either the OCC or the Federal Reserve may, among other things, issue a cease and desist order prohibiting the payment of dividends by Seacoast National or us, respectively. Under the Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay, while still maintaining a strong financial position.

Although the Company previously had cash dividends on our outstanding common stock suspended by the Federal Reserve, the Company is no longer required to consult with the Federal Reserve or seek approval before making dividend payments.

At March 31, 2014, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
March 31, 2014:
Tier 1 capital ratio	17.49%	15.56%	6%
Total risk-based capital ratio	18.74%	16.81%	10%
Tier 1 leverage ratio	10.64%	9.46%	5%

*	For subsidiary bank only

Changes in rules under new Basel III guidelines take effect on January 1, 2015, and they will affect risk based capital calculations. The Company has taken a prospective look at its ratios, finding that our ratios remain strong under these new guidelines.

FINANCIAL CONDITION

Total assets increased $113,943,000 or 5.2 percent from March 31, 2013 to $2,315,992,000 at March 31, 2014.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,312,456,000 at March 31, 2014, $88,646,000 or 7.2 percent more than at March 31, 2013, and $8,249,000 or 0.6 percent more than at December 31, 2013. Loan production of $353 million was retained in the loan portfolio during the twelve months ended March 31, 2014. The Company continues to look for opportunities to invest excess liquidity and believes the best current use is to fund loan growth. Additional commercial relationship managers hired over the past twelve months have increased loan growth, and will continue to do so prospectively. The following table details loan portfolio composition at March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31,	December 31	March 31,
(Dollars in thousands)	2014	2013	2013
Construction and land development	$67,197	$67,450	$59,626
Commercial real estate	528,444	520,382	481,468
Residential real estate	592,583	592,746	574,523
Commercial and financial	79,401	78,636	64,752
Consumer	44,601	44,713	43,248
Other loans	230	280	193
NET LOAN BALANCES	$1,312,456	$1,304,207	$1,223,810

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

As shown in the loan table below, construction and land development loans (excluding loans to individuals) increased $7.3 to $29.5 million from March 31, 2013. Construction and land development loans to individuals for personal residences were slightly higher year over year, increasing $0.3 million or 0.8 percent from March 31, 2013.

	March 31,
	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development
Residential:
Town homes	0.5	1.0	1.5	0.0	0.0	0.0
Single family residences	1.8	11.2	13.0	0.0	0.0	0.0
Single family land and lots	4.7	0.0	4.7	4.9	0.0	4.9
Multifamily	3.6	0.0	3.6	3.9	0.0	3.9
	10.6	12.2	22.8	8.8	0.0	8.8
Commercial:
Office buildings	0.0	0.0	0.0	1.1	1.4	2.5
Retail trade	2.9	1.1	4.0	0.0	0.0	0.0
Land	4.4	0.6	5.0	7.8	0.0	7.8
Healthcare	7.1	1.6	8.7	3.3	7.4	10.7
Churches and educational facilities	1.1	0.0	1.1	1.2	3.2	4.4
Lodging	3.4	3.1	6.5	0.0	0.0	0.0
	18.9	6.4	25.3	13.4	12.0	25.4
Total residential and commercial	29.5	18.6	48.1	22.2	12.0	34.2

Individuals:
Lot loans	13.3	0.0	13.3	16.6	0.0	16.6
Construction	24.4	13.8	38.2	20.8	15.3	36.1
	37.7	13.8	51.5	37.4	15.3	52.7
Total	$67.2	$32.4	$99.6	$59.6	$27.3	$86.9

Commercial real estate mortgages were higher by $47.0 million or 9.8 percent to $528.4 million at March 31, 2014, compared to March 31, 2013. The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2014 aggregated to $104.7 million (versus $111.9 million a year ago) and for the 29 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $220.3 million (compared to 22 relationships of $186.1 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at March 31, 2014 and 2013:

	March 31,
	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$120.0	$2.8	$122.8	$112.5	$2.3	$114.8
Retail trade	142.0	1.6	143.6	122.2	0.0	122.2
Industrial	76.7	0.6	77.3	73.4	0.3	73.7
Healthcare	44.1	1.0	45.1	39.4	1.1	40.5
Churches and educational facilities	26.9	0.0	26.9	26.9	0.0	26.9
Recreation	2.4	0.1	2.5	2.6	0.1	2.7
Multifamily	17.2	0.0	17.2	8.5	0.0	8.5
Mobile home parks	1.8	0.0	1.8	2.0	0.0	2.0
Lodging	16.9	0.0	16.9	18.0	0.0	18.0
Restaurant	3.7	0.0	3.7	3.6	0.0	3.6
Agriculture	4.7	1.2	5.9	5.9	1.2	7.1
Convenience stores	22.0	0.9	22.9	20.2	0.0	20.2
Marina	20.6	0.0	20.6	21.1	0.0	21.1
Other	29.4	0.1	29.5	25.1	0.0	25.1
Total	$528.4	$8.3	$536.7	$481.4	$5.0	$486.4

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $348 million and $180 million, respectively, at March 31, 2014, compared to $317 million and $164 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first quarter of 2014, closed residential mortgage loan production totaled $40 million, of which $19 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production totaled $56 million, $80 million, $62 million and $53 million during the first, second, third and fourth quarters of 2013, respectively, with $33 million, $49 million, $32 million and $34 million sold servicing released.

Adjustable rate residential real estate mortgages were higher at March 31, 2014, by $26.7 million or 7.3 percent, and fixed rate residential real estate mortgages were lower, by $8.4 million or 8.6 percent, compared to a year ago. At March 31, 2014, approximately $393 million or 66 percent of the Company’s residential mortgage balances were adjustable, compared to $366 million or 64 percent at March 31, 2013. Loans secured by residential properties having fixed rates totaled approximately $90 million at March 31, 2014, of which 15- and 30-year mortgages totaled approximately $21 million and $69 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that decreased $0.7 million or 1.1 percent since March 31, 2013. In comparison, loans secured by residential properties having fixed rates totaled approximately $98 million at March 31, 2013, with 15- and 30-year fixed rate residential mortgages totaling approximately $24 million and $74 million, respectively. The Company also has a small home equity line portfolio totaling approximately $50 million at March 31, 2014, slightly higher than the $49 million that was outstanding at March 31, 2013.

Reflecting the impact on lending during an improving economy, commercial loans increased $14.6 million or 22.6 percent year over year and totaled $79.4 million at March 31, 2014, compared to $64.8 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which increased $1.4 million or 3.1 percent year over year and totaled $44.6 million (versus $43.2 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $24.4 million (versus $20.8 million a year ago), and residential lot loans to individuals which totaled $13.3 million (versus $16.6 million a year ago).

At March 31, 2014, the Company had commitments to make loans of $144 million, compared to $146 million at March 31, 2013.

Loan Concentrations

The Company has reduced exposure to loan types that were most impacted by stressed market conditions during the recession. In addition the Company reduced its exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $142.1 million to $63.4 million at March 31, 2014 compared with year-end 2009.

Commercial Relationships Greater than $10 Million

	March 31,	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010	2009
Performing	$63,365	$64,224	$77,321	$84,610	$112,469	$145,797
Performing TDR*	0	0	10,431	25,494	28,286	31,152
Nonaccrual	0	0	0	0	20,913	28,525
Total	$63,365	$64,224	$87,752	$110,104	$161,668	$205,474

Top 10 Customer Loan
Relationships	$104,793	$104,145	$115,506	$128,739	$151,503	$173,162

*TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 24.6 percent at March 31, 2014, compared with 27.9 percent at year-end 2013, 37.5 percent at year-end 2012, 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, and 85.9 percent at year-end 2009.

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

	March 31,	December 31,
	2014	2013	2012	2011	2010	2009
Construction and land development loans to total risk based capital	29%	30%	28%	22%	39%	81%
CRE loans to total risk based capital	173%	172%	164%	174%	218%	274%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $19,472,000 or 1.48 percent of total loans at March 31, 2014 consistent with the reduced credit risk and net charge-offs. This amount is $2,068,000 less than at March 31, 2013 and $596,000 less than at December 31, 2013. The allowance for loan losses (“ALLL”) framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of March 31, 2014, the specific allowance related to impaired loans individually evaluated totaled $4.4 million, compared to $6.7 million as of March 31, 2013.

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

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off or charged down between 120 and 180 days past due, depending on the collateral type, in compliance with Federal Financial Institution Examination Council guidelines. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more, unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs are recorded if it is determined that collateral values have declined from their initial estimates

Management continually evaluates the allowance for loan losses methodology seeking to refine and enhance this process as appropriate. As a result, it is likely that the methodology will continue to evolve over time.

Our Loan Review unit is independent, and performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings. Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting. This unit reports directly to the Directors’ Credit Risk Committee of Seacoast National’s board of directors.

Net recoveries for the first quarter of 2014 totaled $139,000, compared to net charges-offs of $1,517,000 for the same period in 2013. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2014 and 2013. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of loans outstanding was 1.48 percent at March 31, 2014, compared to 1.76 percent at March 31, 2013. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans and lower classified loans (including special mention and substandard grades) contributed to a lower risk of loss and the lower allowance for loan losses as of March 31, 2014. The risk profile of the loan portfolio has been reduced by implementing a program to reduce the level of credit risk in the portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by reductions in income producing commercial real estate and construction and land development loans over the last several years. Prospectively, we anticipate that the allowance will continue to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At March 31, 2014, the Company had $1.188 billion in loans secured by real estate, representing 90.5 percent of total loans, the volume up slightly from $1.116 billion but slightly lower as a percent of total loans (versus 91.1 percent) at March 31, 2013. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at March 31, 2014 totaled $32,589,000 and were comprised of $26,220,000 of nonaccrual loans and $6,369,000 of other real estate owned (“OREO”), compared to $46,058,000 at March 31, 2013 (comprised of $35,208,000 in nonaccrual loans and $10,850,000 of OREO). At March 31, 2014, approximately 98.2 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At March 31, 2014, nonaccrual loans have been written down by approximately $8.4 million or 26.2 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during the last twelve months that reduced OREO outstanding. OREO has declined $4.5 million or 41.3 percent since March 31, 2013. This is reflective of our improving credit quality.

The table below shows the nonperforming loan inflows by quarter for 2014, 2013 and 2012:

New Nonperforming Loans
(Dollars in thousands)	2014	2013	2012
First quarter	$1,651	$2,868	$20,207
Second quarter		2,949	17,291
Third quarter		2,019	14,521
Fourth quarter		2,167	6,891

During the three months ended March 31, 2014, $1.7 million in loans were moved to nonperforming, compared to $10.0 million for all of 2013. Most of these loans are collateralized by real estate. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of March 31, 2014, management believes that prospective inflows to nonaccrual loans will continue to decline.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $24.5 million at March 31, 2014 compared to $41.2 million at March 31, 2013, with $13.9 million of the decline in accruing TDR commercial real estate mortgages. The tables below set forth details related to nonaccrual and restructured loans.

	Nonaccrual Loans			Accruing
March 31, 2014	Non-	Per-		Restructured
(Dollars in thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$403	$43	$446	$2,028
Commercial	380	-	380	0
Individuals	12	392	404	218
	795	435	1,230	2,246
Residential real estate mortgages	2,050	18,554	20,604	14,523
Commercial real estate mortgages	2,230	1,681	3,911	7,233
Real estate loans	5,075	20,670	25,745	24,002
Commercial and financial	0	11	11	152
Consumer	0	464	464	383
	$5,075	$21,145	$26,220	$24,537

At March 31, 2014 and 2013, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2014		2013
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	109	$18,371	124	$25,128
Maturity extended with change in terms	78	10,402	87	22,582
Forgiveness of principal	1	1,688	1	1,938
Chapter 7 bankruptcies	53	2,691	62	3,233
Not elsewhere classified	9	5,324	10	5,070
	250	$38,476	284	$57,951

During the first quarter of 2014, newly identified TDRs totaled $0.4 million, compared to $10.2 million for all of 2013. During 2013, newly identified TDRs trended lower, with $4.4 million, $4.1 million, $1.7 million and $0.5 million recorded in the first, second, third and fourth quarters of 2013, respectively. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding March 31, 2014 defaulted during the three months ended March 31, 2014, compared to $72,000 for the first three months of 2013. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At March 31, 2014, loans totaling $50,757,000 were considered impaired (comprised of total nonaccrual and TDRs) and $4,407,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $76,378,000 and $6,713,000, respectively, at March 31, 2013.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $27.2 million during the first three months of 2014 as a result of the receipt of $24.6 million for the issuance of common stock, aggregate deposit and repurchase agreement increases of $18.6 million, and $5.8 million in net cash provided from operations. Partially offsetting, and decreasing cash and cash equivalents, net maturities, sales and purchases of securities utilized $13.4 million and new loans net of principal repayments totaled $9.2 million.

SECURITIES

At March 31, 2014, the Company had no trading securities or securities held for investment, and had $658,512,000 in securities available for sale (100 percent of the total portfolio). The Company’s total securities portfolio increased slightly, by $9.3 million or 1.4 percent from March 31, 2013.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $619,951,000 of total securities, approximately 94.1 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at March 31, 2014 was 4.1 years, compared to a year ago when the duration was 3.2 years. The increase in duration resulted from a steeper yield curve as interest rates increased approximately 80 to 100 basis points for 5 and 10 year maturities in 2013. The Company’s investments do not extend beyond an average duration of 5.0 years if interest rates increase in the future. Management believes the effective average duration of the portfolio will decline to 3.0 years over 2014 if the yield curve remains unchanged.

At March 31, 2014, available for sale securities had gross losses of $16,233,000 and gross gains of $3,694,000, compared to gross losses of $20,003,000 and gross gains of $3,156,000 at December 31, 2013. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first quarter of 2014 and all four quarters of 2013, it was determined that none of the securities with unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates–Fair Value Measurements”).

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

Total deposits increased $57,631,000, or 3.3 percent, to $1,819,795,000 at March 31, 2014 compared to one year earlier. Declining single service time deposits have been more than offset by increasing low cost or no cost deposits. Since March 31, 2013, interest bearing deposits (NOW, savings and money markets deposits) increased $42,934,000 or 4.3 percent to $1,044,276,000, noninterest bearing demand deposits increased $60,781,000 or 13.4 percent to $513,925,000, and CDs decreased $46,084,000 or 15.0 percent to $261,594,000.

Securities sold under repurchase agreements decreased over the past twelve months by $5,542,000 or 3.4 percent to $156,136,000 at March 31, 2014. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At March 31, 2014, the number of sweep repurchase accounts was 119, compared to 146 a year ago.

At March 31, 2014, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2014 and 2013, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules (including Basel III) and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.72 percent during the first three months of 2014, compared to 1.74 percent for all of 2013.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $144 million at March 31, 2014 and $146 million at March 31, 2013.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.4 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.1 percent if interest rates are shocked up 100 basis points. This compares with the Company’s first quarter 2013 model simulation, which indicated net interest income would increase 4.6 percent if interest rates are shocked 200 basis points up over the next 12 months and 2.7 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 11.6 percent at March 31, 2014. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Cash flows from operations are a significant component of liquidity risk management and we consider both deposit maturities and the scheduled cash flows from loan and investment maturities and payments. Deposits are also a primary source of liquidity. The stability of this funding source is affected by numerous factors, including returns available to customers on alternative investments, the quality of customer service levels, safety and competitive forces. We routinely use securities and loans as collateral for secured borrowings. In the event of severe market disruptions, we have access to secured borrowings through the FHLB and the Federal Reserve Bank of Atlanta under its borrower-in-custody program.

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2014, Seacoast National had available unsecured lines of $49 million and lines of credit under current lendable collateral value, which are subject to change, of $579 million. Seacoast National had $365 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $170 million in residential and commercial real estate loans available as collateral. In comparison, at March 31, 2013, the Company had available unsecured lines of $30 million and lines of credit of $507 million, and had $381 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $175 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $218,778,000 on a consolidated basis at March 31, 2014 as compared to $227,071,000 at March 31, 2013. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $10,002,000 to $44,984,000 and interest bearing deposits decreased to $173,794,000 from $192,069,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Our intent has been to reinvest excess liquidity into our loan and securities portfolios, as market opportunities and conditions meet expectations.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. During the third quarter of 2013, formal regulatory agreements with the OCC were removed, thereby allowing Seacoast National to pay dividends to the Company without prior OCC approval. At March 31, 2014, the Company had cash and cash equivalents at the parent of approximately $26.1 million, compared to $1.7 million at December 31, 2013. Remaining funds of $25 million from CapGen Capital for the fourth quarter 2013 common stock offering were received on January 13, 2014, after regulatory approval of CapGen’s investment. These funds were the primary contributor to the increase in the parent’s cash and cash equivalents, compared to year-end 2013.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic and market conditions, including seasonality;

•	governmental monetary and fiscal policies, as well as legislative, tax and regulatory changes;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	the risks of mergers and acquisitions, include, without limitation, unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;

•	the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;

•	the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations;

•	the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•	other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2013 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted model estimates of EVE for higher rates. Based on our first quarter 2014 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 8.4 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 14.6 percent.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)). Based on that evaluation and the identification of the material weakness in our internal control over financial reporting as described below, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the fourth quarter of 2013, management concluded that there was a material weakness in the Company’s internal control over financial reporting because the Company did not have a control designed to provide for an effective review of the accounting for previously recorded charge-offs, a non-routine matter, related to a mature troubled debt restructured loan.

Changes in Internal Control over Financial Reporting

As reported in our 2013 Annual Report, management conducted a thorough and methodical evaluation and testing of our internal controls over financial reporting as of December 31, 2013, which resulted in the identification of one material control weakness. Management has revised the existing processes surrounding this material weakness and changes have been implemented but have not yet been fully tested. The Company believes the steps taken to remediate the weakness are appropriate and the Company expects the weakness to be fully remediated and tested before the end of the Company’s fiscal year. Notwithstanding this material weakness, management believes, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operation and cash flows for the period presented in conformity with U.S. GAAP.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first quarter of 2014 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/14 to 1/31/14	906	$12.20	152,901	12,099
2/1/14 to 2/28/14	49	10.78	152,950	12,050
3/1/14 to 3/31/14	1,553	11.00	154,503	10,497
Total - 1st Quarter	2,508	11.43	154,503	10,497

* The plan to purchase equity securities totaling 165,000 was approved on September 18, 2001, with no expiration date.

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

Item 6. Exhibits

Exhibit 4.1	Specimen Common Stock Certificate.
Exhibit 4.2

Registration Rights Agreement, dated January 13, 2014, between Seacost Banking Corporation of Florida and CapGen Capital Group III LP, incorporated herein by reference to the Company’s Form 8-K, filed January 14, 2014.

Exhibit 10.1	Letter Agreement, dated March 1, 2014, between Seacoast Banking Corporation of Florida and Roger O. Goldman, incorporated herein by reference to the Company’s Form 8-K, filed March 6, 2014.
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 12, 2014	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 12, 2014	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer

