Form 10-Q
period 2014-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2014-08-11
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐        No ☒

Common Stock, $.10 Par Value – 25,998,823 shares as of June 30, 2014

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2014	2013
ASSETS
Cash and due from banks	$40,175	$48,561
Interest bearing deposits with other banks	113,855	143,063
Total cash and cash equivalents	154,030	191,624

Securities:
Available for sale (at fair value)	518,353	641,611
Held for investment (fair value: $155,935 at June 30, 2014)	156,498	0
Total Securities	674,851	641,611

Loans held for sale	18,129	13,832

Loans	1,335,192	1,304,207
Less: Allowance for loan losses	(18,140)	(20,068)
NET LOANS	1,317,052	1,284,139

Bank premises and equipment, net	34,653	34,505
Other real estate owned	6,198	6,860
Other intangible assets	326	718
Other assets	88,917	95,651
	$2,294,156	$2,268,940

LIABILITIES
Deposits	$1,805,537	$1,806,045
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	141,662	151,310
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	8,908	9,371
	2,059,717	2,070,336

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 26,003,751 and outstanding 25,998,823 shares at June 30, 2014 and issued 23,638,373 and outstanding 23,637,434 shares at December 31, 2013	2,599	2,364
Other shareholders' equity	231,840	196,240
TOTAL SHAREHOLDERS' EQUITY	234,439	198,604
	$2,294,156	$2,268,940

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest and fees on loans	$14,103	$14,264	$27,901	$28,291
Interest and dividends on securities	3,638	3,025	7,084	6,227
Interest on interest bearing deposits and other investments	246	224	514	452
TOTAL INTEREST INCOME	17,987	17,513	35,499	34,970
Interest on deposits	570	692	1,171	1,432
Interest on borrowed money	692	707	1,382	1,424
TOTAL INTEREST EXPENSE	1,262	1,399	2,553	2,856
NET INTEREST INCOME	16,725	16,114	32,946	32,114
Provision (recapture) for loan losses	(1,444)	565	(2,179)	1,518
NET INTEREST INCOME AFTER
PROVISION (RECAPTURE) FOR LOAN LOSSES	18,169	15,549	35,125	30,596
Noninterest income
Other income	5,896	6,335	11,454	12,266
Securities gains, net (includes net gains of $0 and $1 in other comprehensive income reclassifications for the three months and six months ended June 30, 2014, respectively, and ($356) and ($394) for the three and six months ended June 30, 2013, respectively).	0	114	17	139
TOTAL NONINTEREST INCOME	5,896	6,449	11,471	12,405

TOTAL NONINTEREST EXPENSES	20,683	19,044	39,466	38,003
INCOME BEFORE INCOME TAXES	3,382	2,954	7,130	4,998
Provision for income taxes (includes $0 in income tax expense from reclassification items for both the three months and six months ended for 2014, respectively, and $137 and $152 for 2013, respectively)	1,464	0	2,913	0
NET INCOME	1,918	2,954	4,217	4,998
Preferred stock dividends and accretion of preferred stock discount	0	937	0	1,874
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,918	$2,017	$4,217	$3,124

PER SHARE COMMON STOCK:
Net income diluted	$0.07	$0.11	$0.16	$0.17
Net income basic	0.07	0.11	0.16	0.17
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	25,998,121	18,936,480	25,828,391	18,930,879
Average shares outstanding - basic	25,826,825	18,794,651	25,659,159	18,792,054

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
NET INCOME	$1,918	$2,954	$4,217	$4,998
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	9,626	(12,490)	13,932	(13,805)
Unrealized (losses) on securities that were transferred to securities held for investment, net	(3,137)	0	(3,137)	0
Unrealized gains on transfer of securities held for investment into securities available for sale	0	0	0	724
Reclassification adjustment for losses (gains) included in net income	0	(356)	1	(394)
Benefit (provision) for income taxes	(2,505)	4,959	(4,168)	5,201
COMPREHENSIVE INCOME (LOSS)	$5,902	$(4,933)	$10,845	$(3,276)

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Interest received	$36,653	$36,991
Fees and commissions received	10,959	11,614
Interest paid	(2,573)	(2,887)
Cash paid to suppliers and employees	(38,448)	(30,352)
Origination of loans held for sale	(85,424)	(120,188)
Proceeds from loans held for sale	81,127	130,180
Net change in other assets	484	1,712
Net cash provided by operating activities	2,778	27,070
Cash flows from investing activities
Maturity of securities available for sale	45,851	91,770
Maturity of securities held for investment	2,270	0
Proceeds from sale of securities available for sale	4,061	55,519
Purchase of securities available for sale	(75,785)	(168,355)
Net new loans and principal repayments	(32,433)	(45,601)
Proceeds from the sale of other real estate owned	2,215	3,448
Proceeds from sale of Federal Home Loan Bank and
Federal Reserve Bank stock	600	620
Purchase of Federal Home Loan Bank and
Federal Reserve Bank stock	0	(61)
Additions to bank premises and equipment	(1,713)	(1,904)
Net cash used in investing activities	(54,934)	(64,564)
Cash flows from financing activities
Net decrease in deposits	(508)	(20,352)
Net increase (decrease) in federal funds purchased and repurchase agreements	(9,648)	24,131
Issuance of common stock, net of related expense	24,637	0
Stock based employee benefit plans	81	97
Dividends paid on preferred shares	0	(1,250)
Net cash provided by financing activities	14,562	2,626
Net decrease in cash and cash equivalents	(37,594)	(34,868)
Cash and cash equivalents at beginning of period	191,624	174,987
Cash and cash equivalents at end of period	$154,030	$140,119

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Reconciliation of net income to cash provided by operating activities
Net income	$4,217	$4,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,576	1,340
Amortization of premiums and discounts on securities, net	963	2,498
Other amortization and accretion, net	545	51
Change in loans held for sale, net	(4,297)	9,992
Provision (recapture) for loan losses	(2,179)	1,518
Gain on sale of securities	(17)	(139)
Gain on sale of loans	(668)	(802)
Losses on sale and write-downs of other real estate owned	145	1,066
Losses on disposition of fixed assets	(10)	(2)
Change in interest receivable	38	(136)
Change in interest payable	(20)	(31)
Change in prepaid expenses	(408)	4,527
Change in accrued taxes	3,150	372
Change in other assets	484	1,712
Change in other liabilities	(741)	106
Net cash provided by operating activities	$2,778	$27,070

Supplemental disclosure of non cash investing activities:
Fair value adjustment to AFS securities	$13,895	$(13,476)
Transfer from loans to other real estate owned	1,658	2,624
Matured securities recorded as a receivable	372	2,413
Purchase of securities on trade date	0	9,961
Transfer from securities held for investment to securities available for sale	0	13,818
Transfer from securities available for sale to securities held for investment	158,781	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of June 30, 2014

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

Accounting Standards Update No. 2014-09- Revenue from Contracts with Customers (Topic 606). In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of adoption of ASU 2014-09.

Accounting Standards Update No. 2014-11- Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued ASU No. 2014-11. This ASU requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU will result in additional disclosures, but is not expected to impact significantly the Company’s consolidated financial position or results of operations.

Accounting Standards Update No. 2014-12- Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015 with earlier adoption permitted. The adoption of this ASU is not expected to impact significantly the Company’s consolidated financial position or results of operations.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 502,000 and 88,000 related to stock options, and stock settled appreciation rights for each of the periods ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Basic:
Net income available to common shareholders	$1,918	$2,017	$4,217	$3,124
Average basic shares outstanding	25,826,825	18,794,651	25,659,159	18,792,054
Basic earnings per share	$0.07	$0.11	$0.16	$0.17

Diluted:
Net income available to common shareholders	$1,918	$2,017	$4,217	$3,124
Average basic shares outstanding	25,826,825	18,794,651	25,659,159	18,792,054
Employee restricted stock	171,296	141,829	169,232	138,825
Average diluted shares outstanding	25,998,121	18,936,480	25,828,391	18,930,879
Diluted earnings per share	$0.07	$0.11	$0.16	$0.17

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	104,837	2,192	(512)	106,517
Collateralized mortgage obligations of U.S. Government Sponsored Entities	272,160	785	(6,586)	266,359
Private mortgage backed securities	29,876	276	0	30,152
Private collateralized mortgage obligations	75,907	1,021	(236)	76,692
Collateralized loan obligations	32,658	0	(398)	32,260
Obligations of state and political subdivisions	5,767	506	0	6,273
	$521,305	$4,780	$(7,732)	$518,353

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of U.S. Government Sponsored Entities	$109,734	$46	$(778)	$109,002
Mortgage-backed securities of U.S. Government Sponsored Entities	46,764	169	0	46,933
	$156,498	$215	$(778)	$155,935

	December 31, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	129,468	1,456	(4,189)	126,735
Collateralized mortgage obligations of U.S. Government Sponsored Entities	383,392	776	(14,747)	369,421
Private mortgage backed securities	29,800	0	(226)	29,574
Private collateralized mortgage obligations	76,520	731	(413)	76,838
Collateralized loan obligations	32,592	0	(413)	32,179
Obligations of state and political subdivisions	6,586	193	(15)	6,764
	$658,458	$3,156	$(20,003)	$641,611

Proceeds from sales of securities during the six month period ended June 30, 2014 were $4,061,000 with gross gains of $17,000 and no gross losses. Proceeds from sales of securities during the six month period ended June 30, 2013 were $55,519,000 with gross gains of $496,000 and gross losses of $357,000.

On May 31, 2014 management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.0 million.

The securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount.

Securities with a carrying value of $97,858,000 and $97,740,000, respectively, at June 30, 2014 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value of $179,415,000 and $179,056,000, respectively, were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$0	$0
Due after one year through five years	0	0	541	550
Due after five years through ten years	0	0	8,054	7,945
Due after ten years	0	0	29,930	30,138
	0	0	38,525	38,633
Mortgage-backed securities of U.S. Government Sponsored Entities	46,764	46,933	104,837	106,517
Collateralized mortgage obligations of U.S. Government Sponsored Entities	109,734	109,002	272,160	266,359
Private mortgage backed securities	0	0	29,876	30,152
Private collateralized mortgage obligations	0	0	75,907	76,692
No contractual maturity	0	0	0	0
	$156,498	$155,935	$521,305	$518,353

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$0	$29,537	$(512)	$29,537	$(512)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	126,407	(778)	165,892	(6,586)	292,299	(7,364)
Private collaterlized mortgage obligations	7,043	(105)	11,626	(131)	18,669	(236)
Collateralized loan obligations	22,598	(229)	9,663	(169)	32,261	(398)
Total temporarily impaired securities	$156,048	$(1,112)	$216,718	$(7,398)	$372,766	$(8,510)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$33,425	$(2,045)	$35,043	$(2,144)	$68,468	$(4,189)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	287,312	(12,450)	45,657	(2,297)	332,969	(14,747)
Private mortage backed securities	29,573	(226)	0	0	29,573	(226)
Private collateralized mortgage obligations	47,653	(413)	0	0	47,653	(413)
Collateralized loan obligations	32,179	(413)	0	0	32,179	(413)
Obligations of state and political subdivisions	502	(14)	0	(1)	502	(15)
Total temporarily impaired securities	$430,644	$(15,561)	$80,700	$(4,442)	$511,344	$(20,003)

At June 30, 2014, approximately $0.2 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $18.7 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for these investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2014, the Company also had $7.8 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $321.8 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2014, the Company also had $0.4 million of unrealized losses on collateralized loan obligations having a fair value of $32.3 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of June 30, 2014, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2014.

Included in other assets is $11.7 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $11.7 million of cost method investment securities.

NOTE E — LOANS

Information relating to loans is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Construction and land development	$57,393	$67,450
Commercial real estate	538,217	520,382
Residential real estate	606,796	592,746
Commercial and financial	87,285	78,636
Consumer	45,241	44,713
Other loans	260	280
NET LOAN BALANCES	$1,335,192	$1,304,207

(1)	Net loan balances as of June 30, 2014 and December 31, 2013 are net of deferred costs of $2,949,000 and $2,618,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and December 31, 2013:

June 30, 2014
			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
Construction & land development	$0	$0	$0	$1,023	$56,370	$57,393
Commercial real estate	1,634	449	0	3,752	532,382	538,217
Residential real estate	420	82	0	16,507	589,787	606,796
Commercial and financial	66	0	0	10	87,209	87,285
Consumer	45	26	0	453	44,717	45,241
Other	0	0	0	0	260	260
Total	$2,165	$557	$0	$21,745	$1,310,725	$1,335,192

December 31, 2013
			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
Construction & land development	$3	$0	$0	$1,302	$66,145	$67,450
Commercial real estate	684	345	0	5,111	514,242	520,382
Residential real estate	974	909	160	20,705	569,998	592,746
Commercial and financial	353	0	0	13	78,270	78,636
Consumer	33	27	0	541	44,112	44,713
Other	0	0	0	0	280	280
Total	$2,047	$1,281	$160	$27,672	$1,273,047	$1,304,207

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2014 and December 31, 2013:

June 30, 2014
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$53,595	$507,606	$574,638	$87,048	$43,849	$1,266,736
Special mention	542	2,826	309	19	304	4,000
Substandard	0	12,575	1,399	58	522	14,554
Doubtful	0	0	0	0	0	0
Nonaccrual	1,023	3,752	16,507	10	453	21,745
Pass-Troubled debt restructures	1,710	5,480	24	0	0	7,214
Troubled debt restructures	523	5,978	13,919	150	373	20,943
	$57,393	$538,217	$606,796	$87,285	$45,501	$1,335,192

December 31, 2013
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$63,186	$485,268	$554,681	$77,840	$43,267	$1,224,242
Special mention	583	6,810	824	382	300	8,899
Substandard	0	15,886	1,670	248	453	18,257
Doubtful	0	0	0	0	0	0
Nonaccrual	1,302	5,111	20,705	13	541	27,672
Pass-Troubled debt restructures	1,838	5,584	30	0	0	7,452
Troubled debt restructures	541	1,723	14,836	153	432	17,685
	$67,450	$520,382	$592,746	$78,636	$44,993	$1,304,207

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the six months ending June 30, 2014 and 2013, newly identified troubled debt restructurings (“TDRs”) totaled $5.3 million and $5.7 million, respectively. Loans that are modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification.

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

The following table presents loans that were modified within the six months ending June 30, 2014:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
(Dollars in thousands)	of	Recorded	Recorded	Reserve	Allowance
Troubled Debt Restructurings Modified	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	3	$601	$564	$0	$37
Commercial real estate	1	4,300	3,975	0	325
	4	$4,901	$4,539	$0	$362

No accruing loans that were restructured within the twelve months preceding June 30, 2014 defaulted during the six months ended June 30, 2014. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

As of June 30, 2014 and December 31, 2013, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	June 30, 2014
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$2,209	$2,673	$0
Commercial real estate	3,125	4,677	0
Residential real estate	10,023	14,051	0
Commercial and financial	150	150	0
Consumer	281	324	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,047	1,432	311
Commercial real estate	12,085	12,187	815
Residential real estate	20,427	21,450	3,440
Commercial and financial	10	10	10
Consumer	545	599	117
Total:
Construction and land development	3,256	4,105	311
Commercial real estate	15,210	16,864	815
Residential real estate	30,450	35,501	3,440
Commercial and financial	160	160	10
Consumer	826	923	117
	$49,902	$57,553	$4,693

	December 31, 2013
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$2,561	$3,180	$0
Commercial real estate	4,481	6,577	0
Residential real estate	12,366	17,372	0
Commercial and financial	153	153	0
Consumer	425	569	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,120	1,197	149
Commercial real estate	7,937	8,046	638
Residential real estate	23,365	24,766	4,528
Commercial and financial	13	13	13
Consumer	548	573	118
Total:
Construction and land development	3,681	4,377	149
Commercial real estate	12,418	14,623	638
Residential real estate	35,731	42,138	4,528
Commercial and financial	166	166	13
Consumer	973	1,142	118
	$52,969	$62,446	$5,446

For the six months ended June 30, 2014 and 2013, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$2,196	$51	$2,216	$50
Commercial real estate	2,394	7	9,194	18
Residential real estate	12,333	7	15,084	10
Commercial and financial	76	5	0	0
Consumer	345	0	142	1
Impaired Loans with an Allowance Recorded:
Construction & land development	1,311	12	1,547	19
Commercial real estate	9,853	361	24,115	274
Residential real estate	22,215	251	23,418	286
Commercial and financial	88	0	0	0
Consumer	541	10	586	11
Total:
Construction & land development	3,507	63	3,763	69
Commercial real estate	12,247	368	33,309	292
Residential real estate	34,548	258	38,502	296
Commercial and financial	164	5	0	0
Consumer	886	10	728	12
	$51,352	$704	$76,302	$669

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2014 and December 31, 2013, accruing TDRs totaled $28.2 million and $25.1 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the six months ended June 30, 2014 and 2013, the Company recorded $704,000 and $669,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $141,000 and $799,000, respectively, was included in interest income for the six months ended June 30, 2014 and 2013, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses for the three and six-month periods ended June 30, 2014 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$796	$240	$(196)	$27	$(169)	$867
Commercial real estate	6,753	(1,528)	(50)	18	(32)	5,193
Residential real estate	10,358	(32)	(95)	400	305	10,631
Commercial and financial	853	(167)	0	23	23	709
Consumer	712	43	(40)	25	(15)	740
	$19,472	$(1,444)	$(381)	$493	$112	$18,140

	Allowance for Loan Losses for the Six Months Ended June 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$808	$204	$(199)	$54	$(145)	$867
Commercial real estate	6,160	(1,087)	(134)	254	120	5,193
Residential real estate	11,659	(1,410)	(207)	589	382	10,631
Commercial and financial	710	53	(108)	54	(54)	709
Consumer	731	61	(97)	45	(52)	740
	$20,068	$(2,179)	$(745)	$996	$251	$18,140

Activity in the allowance for loan losses for the three and six-month periods ended June 30, 2013 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2013
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$1,108	$(26)	$(223)	$18	$(205)	$877
Commercial real estate	8,448	(427)	(1,517)	221	(1,296)	6,725
Residential real estate	10,722	1,107	(826)	150	(676)	11,153
Commercial and financial	558	(193)	0	198	198	563
Consumer	704	104	(52)	4	(48)	760
	$21,540	$565	$(2,618)	$591	$(2,027)	$20,078

	Allowance for Loan Losses for the Six Months Ended June 30, 2013
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$1,134	$167	$(557)	$133	$(424)	$877
Commercial real estate	8,849	(378)	(2,046)	300	(1,746)	6,725
Residential real estate	11,090	1,588	(1,772)	247	(1,525)	11,153
Commercial and financial	468	(123)	(60)	278	218	563
Consumer	563	264	(79)	12	(67)	760
	$22,104	$1,518	$(4,514)	$970	$(3,544)	$20,078

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at June 30, 2014 and 2013 is shown in the following tables:

	At June 30, 2014
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$3,256	$311	$54,137	$556	$57,393	$867
Commercial real estate	15,210	815	523,007	4,378	538,217	5,193
Residential real estate	30,450	3,440	576,346	7,191	606,796	10,631
Commercial and financial	160	10	87,125	699	87,285	709
Consumer	826	117	44,675	623	45,501	740
	$49,902	$4,693	$1,285,290	$13,447	$1,335,192	$18,140

	At June 30, 2013
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$3,848	$175	$57,268	$702	$61,116	$877
Commercial real estate	21,156	1,054	492,442	5,671	513,598	6,725
Residential real estate	37,162	4,006	544,216	7,147	581,378	11,153
Commercial and financial	0	0	65,224	563	65,224	563
Consumer	712	124	43,865	636	44,577	760
	$62,878	$5,359	$1,203,015	$14,719	$1,265,893	$20,078

NOTE G — INCOME TAXES

Management expects to realize the $59.8 million in net deferred tax assets well in advance of the statutory carryforward period. At June 30, 2014, approximately $9.7 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $41.1 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, approximately $7.7 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2027 through 2032. Tax credit carryforwards at June 30, 2014 include federal alternative minimum tax credits totaling $1.3 million which have an unlimited carryforward period.

A valuation allowance could be required in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at June 30, 2014 that it is more likely than not that the net deferred tax assets of $59.8 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s deferred tax assets. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

The effective tax rate for the second quarter of 2014 was higher than first quarter 2014 due to merger related expenses that are not deductible for tax purposes. The effective rate for the last six months of 2014 is expected to be approximately 40.9 percent.

NOTE H — EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth under “Capital Resources” in this Report. At June 30, 2014, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

The Company’s Series A Preferred Stock with a par value of $0.10 per share and totaling $50 million was fully redeemed at December 31, 2013. During the first six months of 2013 dividends of five percent or $1,250,000 were remitted to holders of the Series A Preferred Stock.

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

NOTE J — FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2014 and 2013 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Available for sale securities (3)	$518,353	$100	$518,253	$0
Loans available for sale (4)	18,129	0	18,129	0
Loans (1)	11,678	0	9,035	2,643
Other real estate owned (2)	6,198	0	1,243	4,955

June 30, 2013
Available for sale securities (3)	$672,809	$101	$672,708	$0
Loans available for sale (4)	26,029	0	26,029	0
Loans (1)	20,691	0	11,048	9,643
Other real estate owned (2)	10,063	0	2,022	8,041

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note D for further detail of fair value of individual investment categories.
(4)	Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2014 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.5 percent. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

Fair value of securities available for sale and held for investment are determined using valuation techniques for individual investments as described in Note D.

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

During the six months ended June 30, 2014, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers totaled $0.5 million for the first six months of 2014, consisting of loans that became impaired during 2014. Transfers out consisted of foreclosures migrating to OREO of $0.5 million, including principal payments totaling $3.6 million and other reductions totaling $0.8 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first six months of 2014, foreclosed loans transferred in totaled $0.7 million. Transfers out totaled $1.3 million, consisting of sales of $1.1 million and valuation write-downs of $0.2 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of June 30, 2014 and 2013 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At June 30, 2014
Financial Assets
Held to maturity securities (1)	$156,498	$0	$155,935	$0
Loans, net	1,305,374	0	0	1,310,084
Financial Liabilities
Deposit liabilities	1,805,537	0	0	1,806,162
Borrowings	50,000	0	53,423	0
Subordinated debt	53,610	0	42,888	0

At June 30, 2013
Financial Assets
Loans, net	$1,225,124	$0	$0	$1,232,114
Financial Liabilities
Deposit liabilities	1,738,609	0	0	1,740,102
Borrowings	50,000	0	54,303	0
Subordinated debt	53,610	0	37,527	0

(1) See Note D for further detail of fair value of individual investment categories.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2014 and 2013:

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

NOTE K — PENDING ACQUISITION

Acquisition

On April 24, 2014, Seacoast signed a definitive agreement and plan of merger with The BANKshares, Inc., a bank holding company (“BANKshares”). BANKshares founded in 1989, is headquartered in Winter Park, Florida, and following the closing of the merger, the acquisition is expected to add approximately $688 million in assets, $516 million in deposits, and $381 million in loans, based on amounts outstanding at June 30, 2014, along with twelve branch locations throughout central Florida. For the year ended December 31, 2013, BANKshares reported net income of $3.0 million, and for the six months ended June 30, 2014 had net income of $1.3 million. The all-stock transaction provides that BANKshares’ shareholders will receive 0.4975 shares of Seacoast common stock. Based on Seacoast’s closing price on July 25, 2014, the transaction would be valued at approximately $73.1 million, with closing to be completed in the fourth quarter of 2014, subject to regulatory approvals and customary closing conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014

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

Our customer growth strategy has included investments in digital delivery and products that we believe have contributed to increasing core customer funding. As of June 30, 2014, over 57% of our online customers have adopted our mobile product offerings, and the total number of services utilized by our retail customers increased to an average of 3.4 per household, primarily due to an increase in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 10,240 users at June 30, 2013 to 18,594 users at June 30, 2014, an increase of over 81 percent. We are concentrating on building a more integrated distribution system which will allow us to reduce our fixed costs as we further invest in technology designed to better serve our customers.

A persistent emphasis on expense reduction resulted in the successful implementation of first and second quarter 2014 cost savings totaling $1.4 million and $1.9 million, respectively, annually. These savings were the result of negotiations with our current vendors for competitive pricing, changes in organizational structure, and the termination of the regulatory agreement and its requirements. Our focus remains on building our customer franchise, increasing loan production, while investing in resources to support revenue growth. The cost reductions in the second quarter were fully implemented, but only partially realized in the quarter’s core expenses. The third quarter will have the full benefit of these cost reductions. Cost savings identified continue to be reinvested in marketing, digital services and data analytics, with a year-to-date investment of approximately $748,000 absorbed in current year operating expense. Total investments in these areas are projected to total approximately $1.3 million annually to support sustained efforts in these areas. These investments are in addition to the substantial investments we made last year, primarily in the startup and support of our Accelerate business distribution platform which has contributed to growth in net interest income this quarter. Total operating expense for the Accelerate platform is expected to total $4.7 million in 2014 and has provided an increase in commercial loans outstanding and a stronger loan pipeline this year.

Additional legacy cost reductions (primarily branch consolidations) have been identified that we will begin to implement in the fourth quarter of this year. Annualized savings are estimated at $1.8 million when fully implemented. One time charges related to the cost reductions are estimated at approximately $4 million and will be incurred in the fourth quarter 2014.

EARNINGS OVERVIEW

Our net interest income increased $611,000 during the second quarter of 2014 compared to the same period in 2013 but our net interest margin was 2 basis points lower, principally due to lower spreads earned due to lower interest rates impacting the asset add on rates over the prior year. Our focus has been and will continue to be to improve our deposit mix by increasing low cost deposits and adding to our loan balances to offset compressed interest rate spreads expected to continue over the reminder of 2014 and into 2015. Improved credit and asset quality measures permitted a benefit of $1,444,000 to be recorded for loan losses for the second quarter 2014, versus a $565,000 provision a year ago (see “Provision for Loan Losses” and “Allowance for Loan Losses”). Noninterest income (excluding securities gains) decreased in the second quarter of 2014, by $439,000, the primary cause being lower mortgage banking fees of $401,000 (see “Noninterest Income”).

Net income for the three months ended June 30, 2014 of $1,918,000, compared to net income $2,954,000 for the second quarter of 2013.

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

Allowance and Provision for Loan Losses

The information contained on pages 37 and 42-51 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

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

At June 30, 2014, outstanding securities designated as available for sale totaled $518,353,000. The fair value of the available for sale portfolio at June 30, 2014 was less than historical amortized cost, producing net unrealized losses of $2,952,000 that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). During the second quarter of 2014, the Company designated a portion of its available for sale securities as held for investment. The investments were acquired as a loan portfolio substitute. The investment securities transferred had longer durations and would be more price sensitive if interest rates were to increase. The carrying value and fair value of held for investment securities was $156,498,000 and $155,935,000, respectively, at June 30, 2014. The Company made no change to the valuation techniques used to determine the fair values of securities during 2014. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

As of June 30, 2014, the Company’s investment securities, except for approximately $6.3 million of securities issued by states and their political subdivisions generally are traded in large liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $482.7 million, or 71.5 percent of the total securities portfolio. The remainder of the portfolio consists of private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. During the second and third quarters of 2013, the Company invested $32.2 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The primary collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated AAA or AA and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent credit and investment grade rating.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $4.3 million as of June 30, 2014, $0.6 million less than year-end 2013’s balance. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at June 30, 2014 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At June 30, 2014, the Company had net deferred tax assets (“DTA”) of $59.8 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at June 30, 2013 the Company had net DTA of $23.2 million.

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

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2014 and 2013, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the second quarter of 2014 totaled $16,779,000, increasing from 2014’s first quarter by $502,000 or 3.1 percent, and higher than second quarter 2013’s result by $607,000 or 3.8 percent. The year over year improvement results from increases in net loans and investment securities compared to a year ago. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters. Net interest income for the third quarter 2013 was higher, due to a recovery of interest on nonaccrual loans of $505,000.

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Second quarter 2013	$16,172	3.12%
Third quarter 2013	16,872	3.25
Fourth quarter 2013	16,336	3.08
First quarter 2014	16,277	3.07
Second quarter 2014	16,779	3.10

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

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2014	2014	2013	2013	2013
Nontaxable interest income	$101	$106	$112	$107	$108
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$16,779	$16,277	$16,336	$16,872	$16,172
Total net interest income (not TE)	16,725	16,221	16,277	16,815	16,114
Net interest margin (TE)	3.10%	3.07%	3.08%	3.25%	3.12%
Net interest margin (not TE)	3.09	3.06	3.06	3.24	3.11

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies lowering interest rates have been primary forces affecting net interest income and net interest margin results.

The earning asset mix changed year over year impacting net interest income. For the second quarter of 2014, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.7 percent, compared to 61.1 percent a year ago. Average securities as a percentage of average earning assets increased from 30.8 percent a year ago to 31.3 percent during the second quarter of 2014 and interest bearing deposits and other investments decreased to 7.0 percent in 2014 from 8.1 percent in 2013. Average total loans as a percentage of earning assets increased, and the mix of loans was generally improved, with volumes related to commercial and commercial real estate representing 48.9 percent of total loans at June 30, 2014 (compared to 47.7 percent at June 30, 2013), and lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) representing 47.7 percent of total loans at June 30, 2014 (versus 48.8 percent at June 30, 2013) (see “Loan Portfolio”).

The yield on earning assets for the second quarter of 2014 was 3.33 percent, 6 basis points lower than 2013’s second quarter, a reflection of the lower interest rate environment. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2013	2013	2013
Yield	3.33%	3.31%	3.33%	3.52%	3.39%

The yield on loans decreased 28 basis points to 4.24 percent over the last twelve months with nonaccrual loans totaling $21.7 million or 1.6 percent of total loans at June 30, 2014 (versus $33.3 million or 2.6 percent of total loans at June 30, 2013). The yield on investment securities improved, increasing 26 basis points year over year to 2.15 percent for the second quarter of 2014, reflecting reduced prepayments of principal from refinancing activities on mortgage backed securities in the portfolio and higher add-on rates for recent purchases. Also, the yield on interest bearing deposits and other investments was slightly higher at 0.64 percent for second quarter 2014, up 11 basis points compared to a year earlier.

Average earning assets for the second quarter of 2014 increased $90.3 million or 4.3 percent compared to 2013’s second quarter balance. Average loan balances for 2014 increased $68.6 million or 5.4 percent to $1,338.4 million, average investment securities increased $37.0 million or 5.8 percent to $678.4 million, and average interest bearing deposits and other investments decreased $15.3 million or 9.1 percent to $153.4 million.

Commercial and commercial real estate loan production for the first six months of 2014 totaled approximately $91 million, compared to production for all of 2013 and 2012 of $200 million and $111 million, respectively. Improvements in commercial production have resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Our strategy has been to focus on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando and Palm Beach. With commercial production improving during 2013 and 2014, period-end total loans outstanding have increased by $69.3 million or 5.5 percent since June 30, 2013. At June 30, 2014 the Company’s total commercial and commercial real estate loan pipeline was $58 million, versus $30 million at March 31, 2104 and $47 million at the end of the second quarter of 2013.

Closed residential mortgage loan production for the first and second quarters of 2014 totaled $40 million and $61 million, respectively, of which $19 million and $28 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first and second quarters of 2013 totaled $56 million and $80 million, respectively, of which $33 million and $49 million was sold servicing-released. Applications for residential mortgages totaled $172 million during the first six months of 2014, compared to $211 million for the same period of 2013. Most of our loan production has been focused on purchased home mortgages. Existing home sales and home mortgage loan refinancing activity in the Company’s markets remains fairly stable, with some demand for new home construction emerging.

Securities purchases for the investment portfolio in 2014 and 2013 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and the proceeds from sales. During the first six months of 2014, maturities (principally pay-downs of $47.4 million) totaled $48.1 million and securities portfolio purchases totaled $75.8 million. In comparison, for the six months ended June 30, 2013 maturities totaled $91.8 million and securities portfolio purchases totaled $168.4 million.

The cost of average interest-bearing liabilities in the second quarter of 2014 was identical to first quarter 2014 and was 3 basis points lower than for the second quarter of 2013, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2013	2013	2013
Rate	0.33%	0.33%	0.35%	0.36%	0.36%

The Company’s retail core deposit focus produced strong growth in core deposit customer relationships when compared to prior year’s results. Lower rates paid on interest bearing deposits during 2014 (and last several quarters) reduced the overall cost of total deposits to 0.13 percent for the second quarter of 2014, 3 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 80.1 percent of total average interest bearing deposits during the second quarter of 2014, an improvement compared to the average of 76.5 percent a year ago. While interest rates are predicted to remain low through 2014, prospective reductions in interest bearing deposit costs will be more challenging to produce due to more limited re-pricing opportunities. During the second quarter of 2014, the average rate for lower cost interest bearing deposits of 0.07 percent was nominally lower, by 1 basis point from the second quarter 2013. CD rates paid were lower, averaging 0.60 percent for the second quarter 2014, a 7 basis point decrease compared to 2013’s second quarter. Average CDs (the highest cost component of interest bearing deposits) were 19.9 percent of interest bearing deposits for 2014’s second quarter, compared to 23.5 percent for the second quarter of 2013.

Average deposits totaled $1,806.0 million during the second quarter of 2014, and were $67.3 million higher compared to the second quarter of 2013, even with a reduction of time deposits. Average aggregate amounts for NOW, savings and money market balances increased $59.8 million or 6.1 percent to $1,040.7 million for 2014 compared to the second quarter of 2013, average noninterest bearing deposits increased $50.4 million or 11.1 percent to $505.9 million for 2014 compared to 2013, and average CDs decreased by $42.8 million or 14.2 percent to $259.3 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. In addition, growth in commercial relationships resulting from an improved local economy and our increased focus on small business in our retail stores and our Accelerate business channel has resulted in core commercial business funding (noninterest demand, NOW and money market accounts) of $449.6 million at June 30, 2014, an increase of $43.6 million or 10.7 percent year over year.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $9.7 million to $150.1 million or 6.1 percent for the second quarter of 2014 as compared to 2013 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. Based on the improvements in nonaccrual loans and the reduction in potential problem loans since year end 2013 and year over year for the first and second quarters of 2014, we recorded a negative provision for loan losses of $0.7 million and $1.4 million, respectively, which compared to provisioning for loan losses in the first and second quarters of 2013 totaling $1.0 million and $0.6 million, respectively. Net recoveries for the first and second quarters of 2014 of $0.1 million and $0.1 million, respectively, compared to net charge-offs of $1.5 million and $2.0 million in the first and second quarters of 2013, respectively. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) provides additional information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income, excluding securities gains or losses, totaled $5,896,000 for the second quarter of 2014, $439,000 or 6.9 percent lower than 2013’s second quarter and $338,000 or 6.1 percent higher than the first quarter 2014. Noninterest income accounted for 26.1 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the second quarter of 2014, compared to 28.2 percent a year ago.

Noninterest income for the second quarter of 2014, compared to first quarter 2014 and the second quarter of 2013, is detailed as follows:

	Second	First	Second
	Quarter	Quarter	Quarter
(Dollars in thousands)	2014	2014	2013
Service charges on deposits	$1,484	$1,507	$1,641
Trust income	703	671	675
Mortgage banking fees	855	661	1,256
Brokerage commissions and fees	410	379	362
Marine finance fees	340	254	419
Interchange income	1,514	1,403	1,388
Other deposit-based EFT fees	83	98	87
Other income	507	585	507
Total	$5,896	$5,558	$6,335

For the second quarter of 2014, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $76,000 or 7.3 percent year over year versus second quarter 2013, and were higher for the first six months of 2014 compared to 2013 by $25,000 or 1.2 percent. Included in the $76,000 increase from a year ago, trust revenue was higher by $28,000 or 4.1 percent and brokerage commissions and fees increased by $48,000 or 13.3 percent. Higher agency fees were the primary cause for the overall increase in trust revenue versus second quarter 2013. The $48,000 overall increase in brokerage commissions and fees for 2014 included an increase of $41,000 in insurance annuity income.

Service charges on deposits for the second quarter of 2014 were $157,000 or 9.6 percent lower year over year versus 2013’s result, and were $201,000 lower or 6.3 percent for the first six months of 2014 when compared to the same period of 2013. During the second quarter of 2014, overdraft fees decreased $125,000 or 11.9 percent year over year and represented approximately 62 percent of total service charges on deposits, lower than the average of 67 percent for all of 2013. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services.

For the second quarter of 2014, fees from the non-recourse sale of marine loans totaled $340,000, slightly lower by $79,000, compared to second quarter 2013, and were lower for the first six months ended June 30, 2014 compared to 2013’s result, by $97,000 or 14.0 percent. The Seacoast Marine Division originated $52 million in loans during the first six months of 2014, of which 73 percent was sold, with the remaining $14 million placed in the loan portfolio. In comparison, originations totaled $40 million during the first six months of 2013, of which 94 percent were sold. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the second quarter of 2014, interchange income increased $126,000 or 9.1 percent compared to second quarter 2013, and was $265,000 or 10.0 percent higher for the first six months of 2014 versus 2013’s income. Other deposit-based electronic funds transfer (“EFT”) income was lower (by $4,000) versus a year ago for the second quarter and decreased by $4,000 or 2.2 percent for the first six months of 2014 compared to 2013. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the second quarter of 2014 decreased $401,000 or 31.9 percent from 2013’s second quarter result, and were $854,000 or 36.0 percent lower for the six months ended June 30, 2014 compared to a year ago the same period. Mortgage banking revenue as a component of overall noninterest income was 13.2 percent for 2014, compared to 17.2 percent for all of 2013. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2013, with transactions increasing, prices firming and affordability improving. However, during the fourth quarter of 2013 and into 2014, the volume of transactions has been dampened by higher interest rates. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2013 and the first five months of 2014, based on the data available to date.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. For 2013, this ratio was 82.9 percent. For the first six months of 2014, the overhead ratio was 86.9 percent and total noninterest expenses were $1,463,000 or 3.8 percent higher versus the first six months a year ago, totaling $39,446,000. For 2014, noninterest expense includes merger related charges for the acquisition of BANKshares of $1,240,000 and severance costs of $393,000 for organizational restructuring. Without these charges, the overhead ratio would be 82.2 percent.

During the first and second quarters of 2014, annual cost reductions totaling $1.4 million and $1.9 million, respectively, were implemented, and resulted in severance expense of $393,000. Offsetting the cost reductions were continued investments in our digital delivery channels along with our new Accelerate business offices, combined with increased advertising and data analytics. Additional legacy cost reductions of $1.8 million will be implemented in late 2014, primarily branch consolidations realigning our expense structure to focus on growth initiatives and improvements in the customer experience. One-time charges related to these new initiatives are estimated at $4.0 million and will be incurred in the fourth quarter of 2014.

Salaries and wages totaling $7,768,000 were lower by $134,000 or 1.7 percent for the second quarter of 2014 compared to second quarter 2013. Commission payments for 2014 related to revenue generation from wealth management and lending production decreased $99,000 or 12.5 percent, cash and stock incentives were $54,000 or 9.9 percent lower during the second quarter of 2014 versus the same period in 2013. Salaries and wages were slightly higher for the six months ended June 30, 2014, up by $20,000 to $15,392,000.

In the second quarter of 2014, employee benefits costs were higher by $258,000 or 14.1 percent when compared to a year ago. Costs for our self-funded health care plan were higher by $196,000 for the second quarter 2014 compared to second quarter a year ago, due to higher claims and utilization. Matching 401K contributions associated with employee salary deferrals were returned to levels pre-recession, and were $72,000 higher during the second quarter of 2014 compared to the second quarter of 2013. Employee benefit costs were $217,000 or 5.4 percent higher for the six months ended June 30, 2014 versus a year ago, with 401K contributions by the Company the primary cause, increasing $167,000.

Outsourced data processing costs totaled $1,811,000 for the second quarter of 2014, an increase of $180,000 or 11.0 percent from a year ago. Seacoast National utilizes third parties for its core data processing systems. During the second quarter of 2014, the increase in core data processing costs of $177,000 or 15.8 percent was the primary cause for the overall increase, as a result of increased customers and more transactions. For the first six months for 2014, outsourced data processing costs were $377,000 or 12.0 percent higher, compared to a year ago. We are implementing improvements and enhancements related to mobile remote deposit capture, and other digital products and services during 2014, which will increase our outsourced data processing costs as customers adopt the new digital products.

Total occupancy, furniture and equipment expenses for the second quarter of 2014 increased $146,000 or 6.2 percent (on an aggregate basis) to $2,492,000 year over year versus 2013’s expense. Similarly, these costs were $239,000 or 5.1 percent higher for the six month period ended June 30, 2014, versus prior year. Depreciation for leasehold improvements and newly acquired furniture and equipment was $147,000 higher for the second quarter of 2014, the primary cause being the five new Accelerate Business locations opened in our Orlando and Palm Beach markets during the latter half of 2013.

For the second quarter of 2014, marketing expenses were unchanged compared to the same period in 2013. Year-to-date these costs were $354,000 or 31.2 percent higher, versus 2013. Direct mail and media were utilized more extensively during the first quarter of 2014 for seasonal advertising promoting our “Good Idea and Uncommon” campaign that focused on the Seacoast brand. As predicted, marketing expenditures were lower in the second quarter of 2014 compared with the first quarter of 2014, and we expect continued momentum in customer acquisition with less spend requirement moving forward over 2014.

Legal and professional fees were higher, increasing by $1,973,000 from second quarter a year ago to $2,272,000. Second quarter 2014 included $1,205,000 related to the acquisition of BANKshares, including $779,000 for legal fees, $123,000 for CPA fees, and $303,000 for additional professional fees related to investment banking. Legal fees for other real estate owned (OREO) were $643,000 higher, entirely due to a recovery of legal fees of $650,000 from a single commercial borrower in the second quarter a year ago. In addition to the investment banking fees, other professional fees were higher year over year during the second quarter for annual information security penetration testing, Bank Secrecy Act (BSA) system analysis, and fees related to our cost reduction initiatives.

FDIC assessments were lower and totaled $309,000 for the second quarter of 2014 compared to $720,000 for the second quarter of 2013, reflecting the termination of the regulatory enforcement actions in 2013. Year-to-date through June 30, 2014, FDIC assessments were $640,000 or 44.5 percent lower, versus a year ago.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $181,000 and $210,000, respectively, for the first and second quarters of 2014. In comparison, these costs totaled $857,000 and $604,000 for the first and second quarters of 2013, respectively. OREO balances have declined by $3.9 million since June 30, 2013, and total $6.2 million at June 30, 2014. The Company expects these costs to continue to remain lower prospectively, as property values are improving.

CAPITAL RESOURCES

The Company’s equity capital at June 30, 2014 has increased $73.2 million to $234.4 million since June 30, 2013, and the ratio of shareholders’ equity to period end total assets was 10.22 percent at June 30, 2014, compared with 7.38 percent at June 30, 2013, and 8.75 percent at December 31, 2013.

Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 19.06 percent at June 30, 2014, higher than June 30, 2013’s ratio of 17.42 percent and December 31, 2013’s ratio of 16.88 percent.

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

At June 30, 2014, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
June 30, 2014:
Tier 1 capital ratio	17.81%	15.96%	6%
Total risk-based capital ratio	19.06%	17.21%	10%
Tier 1 leverage ratio	10.95%	9.80%	5%

* For subsidiary bank only

Changes in rules under new Basel III guidelines take effect on January 1, 2015, and they will affect risk based capital calculations. The Company has taken a prospective look at its ratios, under these new guidelines and believes it will not significantly impact its ratios.

FINANCIAL CONDITION

Total assets increased $110,476,000 or 5.1 percent from June 30, 2013 to $2,294,156,000 at June 30, 2014.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,335,192,000 at June 30, 2014, $69,299,000 or 5.5 percent more than at June 30, 2013, and $30,985,000 or 2.4 percent more than at December 31, 2013. Loan production of $342 million was retained in the loan portfolio during the twelve months ended June 30, 2014. The Company continues to look for opportunities to invest excess liquidity and believes the best current use is to fund loan growth. Additional commercial relationship managers hired over the past twelve months have increased loan growth, and will continue to do so prospectively. The following table details loan portfolio composition at June 30, 2014, December 31, 2013 and June 30, 2013:

	June 30,	December 31,	June 30,
(Dollars in thousands)	2014	2013	2013
Construction and land development	$57,393	$67,450	$61,116
Commercial real estate	538,217	520,382	513,598
Residential real estate	606,796	592,746	581,378
Commercial and financial	87,285	78,636	65,224
Consumer	45,241	44,713	44,296
Other loans	260	280	281
NET LOAN BALANCES	$1,335,192	$1,304,207	$1,265,893

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

As shown in the loan table below, construction and land development loans (excluding loans to individuals) increased $2.7 to $27.6 million from June 30, 2013. Construction and land development loans to individuals for personal residences were lower year over year, decreasing $6.4 million or 17.7 percent from June 30, 2013.

	June 30,
	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development
Residential:
Town homes	$1.1	$0.5	$1.6	$0.0	$0.0	$0.0
Single family residences	5.1	14.1	19.2	0.0	5.0	5.0
Single family land and lots	4.5	0.0	4.5	5.0	0.0	5.0
Multifamily	3.5	0.0	3.5	3.9	0.0	3.9
	14.2	14.6	28.8	8.9	5.0	13.9
Commercial:
Office buildings	0.0	0.0	0.0	1.6	0.9	2.5
Retail trade	2.4	0.6	3.0	1.8	1.3	3.1
Land	4.1	1.6	5.7	7.2	0.0	7.2
Healthcare	0.0	0.0	0.0	2.9	5.8	8.7
Churches and educational facilities	1.6	1.3	2.9	2.5	1.9	4.4
Lodging	5.2	1.3	6.5	0.0	6.5	6.5
Convenience stores	0.1	2.2	2.3	0.0	0.0	0.0
	13.4	7.0	20.4	16.0	16.4	32.4
Total residential and commercial	27.6	21.6	49.2	24.9	21.4	46.3

Individuals:
Lot loans	13.1	0.0	13.1	15.5	0.0	15.5
Construction	16.7	12.7	29.4	20.7	16.1	36.8
	29.8	12.7	42.5	36.2	16.1	52.3
Total	$57.4	$34.3	$91.7	$61.1	$37.5	$98.6

Commercial real estate mortgages totaled $538.2 million and were higher by $24.6 million or 4.8 percent at June 30, 2014, compared to June 30, 2013. The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2014 aggregated to $106.4 million (versus $107.6 million a year ago) and for the 29 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $221.8 million (compared to 28 relationships of $209.8 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at June 30, 2014 and 2013:

	June 30,
	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$122.8	$2.5	$125.3	$112.0	$1.9	$113.9
Retail trade	142.8	1.3	144.1	135.5	0.0	135.5
Industrial	82.2	0.6	82.8	83.3	0.9	84.2
Healthcare	41.6	1.0	42.6	42.1	1.1	43.2
Churches and educational facilities	26.7	0.0	26.7	26.4	0.0	26.4
Recreation	3.3	0.1	3.4	2.6	0.1	2.7
Multifamily	18.7	0.0	18.7	9.5	0.0	9.5
Mobile home parks	1.7	0.0	1.7	1.9	0.0	1.9
Lodging	17.0	0.0	17.0	17.5	0.0	17.5
Restaurant	3.9	0.0	3.9	3.5	0.0	3.5
Agriculture	4.6	1.2	5.8	7.1	1.0	8.1
Convenience stores	20.9	0.8	21.7	20.2	0.0	20.2
Marina	18.5	0.0	18.5	20.9	0.0	20.9
Other	33.5	0.7	34.2	31.1	0.0	31.1
Total	$538.2	$8.2	$546.4	$513.6	$5.0	$518.6

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $354 million and $184 million, respectively, at June 30, 2014, compared to $343 million and $171 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first and second quarters of 2014, closed residential mortgage loan production totaled $40 million and $61 million, respectively, of which $19 million and $28 million of fixed rate loans were sold servicing released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production totaled $56 million and $80 million during the first and second quarters of 2013, respectively, with $33 million and $49 million sold servicing released.

Adjustable rate residential real estate mortgages were higher at June 30, 2014, by $35.1 million or 9.4 percent, and fixed rate residential real estate mortgages were lower, by $6.5 million or 6.6 percent, compared to a year ago. At June 30, 2014, approximately $408 million or 67 percent of the Company’s residential mortgage balances were adjustable, compared to $373 million or 64 percent at June 30, 2013. Loans secured by residential properties having fixed rates totaled approximately $91 million at June 30, 2014, of which 15- and 30-year mortgages totaled approximately $21 million and $70 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that decreased $7.3 million or 11.7 percent since June 30, 2013. In comparison, loans secured by residential properties having fixed rates totaled approximately $98 million at June 30, 2013, with 15- and 30-year fixed rate residential mortgages totaling approximately $26 million and $72 million, respectively. The Company also has a small home equity line portfolio totaling approximately $53 million at June 30, 2014, slightly higher than the $49 million that was outstanding at June 30, 2013.

Reflecting the impact on lending during an improving economy, commercial loans increased $22.1 million or 33.8 percent year over year and totaled $87.3 million at June 30, 2014, compared to $65.2 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes, and indirect loans through dealers to finance automobiles) which increased $0.9 million or 2.1 percent year over year and totaled $45.2 million (versus $44.3 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $16.7 million (versus $20.7 million a year ago), and residential lot loans to individuals which totaled $13.1 million (versus $15.5 million a year ago).

At June 30, 2014, the Company had commitments to make loans of $159 million, compared to $155 million at June 30, 2013.

Loan Concentrations

The Company has reduced exposure to loan types that were most impacted by stressed market conditions during the recession. In addition the Company reduced its exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million totaled $52.8 million at June 30, 2014 compared to $65,135 at June 30, 2013.

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 23.6 percent at June 30, 2014, compared with 28.2 percent at June 30, 2013.

Concentrations in total construction and development loans and total commercial real estate (CRE) loans have also been reduced. As shown in the table below, under regulatory guidance for construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, Seacoast National’s loan portfolio in these categories (as defined in the guidance) have improved.

	June 30,	December 31,	June 30,
	2014	2013	2013
Construction and land development loans to total risk based capital	24%	30%	28%
CRE loans to total risk based capital	165%	172%	170%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $18,140,000 or 1.36 percent of total loans at June 30, 2014 consistent with the reduced credit risk and net charge-offs. This amount is $1,938,000 less than at June 30, 2013 and $1,928,000 less than at December 31, 2013. The allowance for loan losses (“ALLL”) framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of June 30, 2014, the specific allowance related to impaired loans individually evaluated totaled $4.7 million, compared to $5.4 million as of June 30, 2013.

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

Net recoveries for the first and second quarters of 2014 totaled $139,000 and $112,000, respectively, compared to net charges-offs of $1,517,000 and $2,027,000 for the same periods in 2013. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2014 and 2013. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of loans outstanding was 1.36 percent at June 30, 2014, compared to 1.59 percent at June 30, 2013. The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the loan portfolio. The reduced level of impaired loans and lower classified loans (including special mention and substandard grades) contributed to a lower risk of loss and the lower allowance for loan losses as of June 30, 2014. The risk profile of the loan portfolio has been reduced by implementing a program to reduce the level of credit risk in the portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Average commercial loan size was $524,000 for the first six months of loan production in 2014. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by reductions in income producing commercial real estate and construction and land development loans over the last several years. Prospectively, we anticipate that the allowance will continue to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2014, the Company had $1.202 billion in loans secured by real estate, representing 90.1 percent of total loans, the volume up from $1.156 billion but slightly lower as a percent of total loans (versus 91.3 percent) at June 30, 2013. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at June 30, 2014 totaled $27,943,000 and were comprised of $21,745,000 of nonaccrual loans and $6,198,000 of other real estate owned (“OREO”), compared to $43,329,000 at June 30, 2013 (comprised of $33,266,000 in nonaccrual loans and $10,063,000 of OREO). At June 30, 2014, approximately 97.9 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At June 30, 2014, nonaccrual loans have been written down by approximately $7.1 million or 27.2 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during the last twelve months that reduced OREO outstanding. OREO has declined $3.9 million or 38.4 percent since June 30, 2013. This is reflective of our improving credit quality.

The table below shows the nonperforming loan inflows by quarter for 2014, 2013 and 2012:

New Nonperforming Loans
(Dollars in thousands)	2014	2013	2012
First quarter	$1,651	$2,868	$20,207
Second quarter	810	2,949	17,291
Third quarter		2,019	14,521
Fourth quarter		2,167	6,891

During the six months ended June 30, 2014, $2.5 million in loans were moved to nonperforming, compared to $10.0 million for all of 2013. Most of these loans are collateralized by real estate. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of June 30, 2014, management believes that prospective inflows to nonaccrual loans will continue to decline.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $28.2 million at June 30, 2014 compared to $29.6 million at June 30, 2013, with a $2.7 million decline in accruing TDR commercial real estate mortgages the primary cause. The tables below set forth details related to nonaccrual and restructured loans.

	Nonaccrual Loans			Accruing
June 30, 2014	Non-	Per-		Restructured
(Dollars in thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$403	$41	$444	$2,020
Commercial	197	0	197	0
Individuals	15	367	382	213
	615	408	1,023	2,233
Residential real estate mortgages	1,409	15,098	16,507	13,943
Commercial real estate mortgages	901	2,851	3,752	11,458
Real estate loans	2,925	18,357	21,282	27,634
Commercial and financial	0	10	10	150
Consumer	0	453	453	373
	$2,925	$18,820	$21,745	$28,157

At June 30, 2014 and 2013, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2014		2013
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	111	$21,782	118	$21,112
Maturity extended with change in terms	75	9,887	85	16,198
Forgiveness of principal	1	1,688	1	1,838
Chapter 7 bankruptcies	57	3,505	58	2,855
Not elsewhere classified	10	3,371	9	4,374
	254	$40,233	271	$46,377

During the first and second quarter of 2014, newly identified TDRs totaled $0.4 million and $4.9 million, respectively, compared to $10.7 million for all of 2013. During the second quarter of 2014, a single commercial credit of $4.3 million was transferred from nonaccrual loans to TDRs. During 2013, newly identified TDRs trended lower, with $4.4 million, $4.1 million, $1.7 million and $0.5 million recorded in the first, second, third and fourth quarters of 2013, respectively. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding June 30, 2014 defaulted during the six months ended June 30, 2014, compared to $72,000 for the first six months of 2013. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At June 30, 2014, loans totaling 49,902,000 were considered impaired (comprised of total nonaccrual and TDRs) and $4,693,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $62,878,000 and $5,359,000, respectively, at June 30, 2013.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $37.6 million during the first six months of 2014. Increases to cash included the receipt of $24.6 million for the issuance of common stock and $2.8 million in net cash provided from operations. More than offsetting, and decreasing cash and cash equivalents, net maturities, sales and purchases of securities utilized $23.6 million, aggregate deposit and repurchase agreement decreased $10.2 million, and new loans net of principal repayments totaled $32.4 million.

SECURITIES

At June 30, 2014, the Company had no trading securities, had $518,353,000 in securities available for sale (76.8 percent of the total portfolio) and had $156,498,000 in securities held for investment (23.2 percent of the total portfolio). The Company’s total securities portfolio increased slightly, by $2.0 million or 0.3 percent from June 30, 2013. At the end of May 2014, the Company moved a portion of its available for sale portfolio to held to maturity in the belief that a steepened yield curve would reduce their fair value. The Company has the ability to hold these securities to maturity.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested. Agency and private label mortgage backed securities and collateralized mortgage obligations comprise $636,218,000 of total securities, approximately 94.3 percent of the portfolio. Remaining securities are largely comprised of U.S. Treasury, U.S. Government agency securities and tax-exempt bonds issued by states, counties and municipalities.

The effective duration of the investment portfolio at June 30, 2014 was 3.8 years, compared to a year ago when the duration was 4.3 years. Duration increased in 2013 due to a steeper yield curve as interest rates increased approximately 80 to 100 basis points for 5 and 10 year maturities in 2013. The Company’s investments do not extend beyond an average duration of 5.0 years if interest rates increase in the future. Management believes the effective average duration of the portfolio will decline to 3.0 years over 2014 if the yield curve remains unchanged.

At June 30, 2014, available for sale securities had gross losses of $7,732,000 and gross gains of $4,780,000, compared to gross losses of $20,003,000 and gross gains of $3,156,000 at December 31, 2013. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first and second quarters of 2014 and all four quarters of 2013, it was determined that none of the securities with unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates–Fair Value Measurements”).

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

Total deposits increased $66,928,000, or 3.8 percent, to $1,805,537,000 at June 30, 2014 compared to one year earlier. Declining single service time deposits have been more than offset by increasing low cost or no cost deposits. Since June 30, 2013, interest bearing deposits (NOW, savings and money markets deposits) increased $64,271,000 or 6.6 percent to $1,037,506,000, noninterest bearing demand deposits increased $41,281,000 or 8.8 percent to $509,798,000, and CDs decreased $38,624,000 or 13.0 percent to $258,233,000.

Securities sold under repurchase agreements decreased over the past twelve months by $19,272,000 or 12.0 percent to $141,662,000 at June 30, 2014. Repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At June 30, 2014, the number of sweep repurchase accounts was 118, compared to 142 a year ago.

At June 30, 2014, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2014 and 2013, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules (including Basel III) and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.71 percent during the first six months of 2014, compared to 1.74 percent for all of 2013.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $159 million at June 30, 2014 and $155 million at June 30, 2013.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.5 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.1 percent if interest rates are shocked up 100 basis points. This compares with the Company’s second quarter 2013 model simulation, which indicated net interest income would increase 6.3 percent if interest rates are shocked 200 basis points up over the next 12 months and 3.9 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 9.6 percent at June 30, 2014. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2014, Seacoast National had available unsecured lines of $45 million and lines of credit under current lendable collateral value, which are subject to change, of $623 million. Seacoast National had $390 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $163 million in residential and commercial real estate loans available as collateral. In comparison, at June 30, 2013, the Company had available unsecured lines of $30 million and lines of credit of $536 million, and had $419 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $169 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $154,030,000 on a consolidated basis at June 30, 2014 as compared to $140,119,000 at June 30, 2013. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $6,502,000 to $40,175,000 and interest bearing deposits increased to $113,855,000 from $106,446,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Our intent has been to reinvest excess liquidity into our loan and securities portfolios, as market opportunities and conditions meet expectations.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. During the third quarter of 2013, formal regulatory agreements with the OCC were removed, thereby allowing Seacoast National to pay dividends to the Company without prior OCC approval. At June 30, 2014, the Company had cash and cash equivalents at the parent of approximately $25.4 million, compared to $5.1 million at June 30, 2013. Remaining funds of $25 million from CapGen Capital for the fourth quarter 2013 common stock offering were received on January 13, 2014, after regulatory approval of CapGen’s investment. These funds were the primary contributor to the increase in the parent’s cash and cash equivalents, compared to year-end 2013.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted model estimates of EVE for higher rates. Based on our second quarter 2014 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 8.7 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 14.7 percent.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first and second quarters of 2014 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/14 to 1/31/14	906	$12.20	152,901	12,099
2/1/14 to 2/28/14	49	10.78	152,950	12,050
3/1/14 to 3/31/14	1,553	11.00	154,503	10,497
Total - 1st Quarter	2,508	11.43	154,503	10,497

4/1/14 to 4/30/14	355	11.15	154,858	10,142
5/1/14 to 5/31/14*	135	10.56	154,993	260,007
6/1/14 to 6/30/14	2,125	10.50	157,118	257,882
Total - 2nd Quarter	2,615	10.59	157,118	257,882

* The plan to purchase equity securities totaling 165,000 shares was approved on September 18, 2001, with no expiration date. An additional 250,000 shares was added to the plan and approved on May 20, 2014.

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 11, 2014	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 11, 2014	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer

