Form 10-Q
period 2014-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2014-11-10
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

Common Stock, $.10 Par Value – 26,027,634 shares as of September 30, 2014

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2014	2013
ASSETS
Cash and due from banks	$39,934	$48,561
Interest bearing deposits with other banks	18,962	143,063
Total cash and cash equivalents	58,896	191,624

Securities:
Available for sale (at fair value)	601,541	641,611
Held for investment (fair value: $175,183 at September 30, 2014)	176,724	0
Total Securities	778,265	641,611

Loans held for sale	18,484	13,832

Loans	1,391,082	1,304,207
Less: Allowance for loan losses	(17,571)	(20,068)
NET LOANS	1,373,511	1,284,139

Bank premises and equipment, net	34,809	34,505
Other real estate owned	5,018	6,860
Other intangible assets	130	718
Other assets	92,700	95,651
	$2,361,813	$2,268,940

LIABILITIES
Deposits	$1,808,550	$1,806,045
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	204,436	151,310
Borrowed funds	50,000	50,000
Subordinated debt	53,610	53,610
Other liabilities	9,262	9,371
	2,125,858	2,070,336

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 26,048,568 and outstanding 26,027,634 shares at September 30, 2014 and issued 23,638,373 and outstanding 23,637,434 shares at December 31, 2013	2,600	2,364
Other shareholders' equity	233,355	196,240
TOTAL SHAREHOLDERS' EQUITY	235,955	198,604
	$2,361,813	$2,268,940

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest and fees on loans	$14,615	$14,756	$42,516	$43,047
Interest and dividends on securities	3,665	3,229	10,749	9,456
Interest on interest bearing deposits and other investments	211	192	725	644
TOTAL INTEREST INCOME	18,491	18,177	53,990	53,147
Interest on deposits	559	657	1,730	2,089
Interest on borrowed money	704	705	2,086	2,129
TOTAL INTEREST EXPENSE	1,263	1,362	3,816	4,218
NET INTEREST INCOME	17,228	16,815	50,174	48,929
Provision (recapture) for loan losses	(1,425)	1,180	(3,604)	2,698
NET INTEREST INCOME AFTER PROVISION (RECAPTURE) FOR LOAN LOSSES	18,653	15,635	53,778	46,231
Noninterest income
Other income	6,149	6,087	17,603	18,353
Securities gains, net (includes net gains of $368 and $1 in other comprehensive income reclassifications for the three and nine months ended September 30, 2014, respectively, and net losses of $366 and net gains of $149 for the three and nine months ended September 30, 2013, respectively)	344	280	361	419
TOTAL NONINTEREST INCOME	6,493	6,367	17,964	18,772

TOTAL NONINTEREST EXPENSES	19,889	18,503	59,355	56,506
INCOME BEFORE INCOME TAXES	5,257	3,499	12,387	8,497
Provision for income taxes (benefit) (includes $142 and $0 in income tax expense from reclassification items for the three and nine months ended for 2014, respectively, and $(141) and $58 in tax expense (benefit) for 2013, respectively)	2,261	(41,642)	5,174	(41,642)
NET INCOME	2,996	45,141	7,213	50,139
Preferred stock dividends and accretion of preferred stock discount	0	937	0	2,811
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,996	$44,204	$7,213	$47,328

PER SHARE COMMON STOCK:
Net income diluted	$0.12	$2.31	$0.28	$2.49
Net income basic	0.12	2.35	0.28	2.52
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	26,025,693	19,098,031	25,894,881	18,987,208
Average shares outstanding - basic	25,887,591	18,805,917	25,736,140	18,796,726

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
NET INCOME	$2,996	$45,141	$7,213	$50,139
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(2,201)	(3,418)	11,365	(17,102)
Unrealized (losses) on securities that were transferred to securities held for investment, net	0	0	(3,137)	0
Unrealized gains on transfer of securities held for investment into securities available for sale	0	0	0	724
Reclassification adjustment for losses (gains) included in net income	(368)	366	(1)	(149)
Benefit (provision) for income taxes	992	1,178	(3,176)	6,379
COMPREHENSIVE INCOME (LOSS)	$1,419	$43,267	$12,264	$39,991

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Interest received	$54,993	$56,456
Fees and commissions received	17,237	18,095
Interest paid	(3,828)	(4,254)
Cash paid to suppliers and employees	(56,851)	(47,883)
Origination of loans held for sale	(135,511)	(169,052)
Proceeds from loans held for sale	130,859	190,751
Net change in other assets	(231)	1,813
Net cash provided by operating activities	6,668	45,926
Cash flows from investing activities
Maturity of securities available for sale	66,683	130,122
Maturity of securities held for investment	9,339	0
Proceeds from sale of securities available for sale	16,444	67,330
Purchase of securities available for sale	(194,951)	(208,066)
Purchase of securities held for inverstment	(27,332)	0
Net new loans and principal repayments	(87,534)	(44,474)
Proceeds from the sale of other real estate owned	3,276	8,312
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	600	753
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(3,600)	(61)
Additions to bank premises and equipment	(2,701)	(2,233)
Net cash used in investing activities	(219,776)	(48,317)
Cash flows from financing activities
Net increase (decrease) in deposits	2,505	(60,049)
Net increase (decrease) in federal funds purchased and repurchase agreements	53,126	(2,465)
Issuance of common stock, net of related expense	24,637	0
Stock based employee benefit plans	112	144
Dividends paid on preferred shares	0	(1,875)
Net cash provided by (used in) financing activities	80,380	(64,245)
Net decrease in cash and cash equivalents	(132,728)	(66,636)
Cash and cash equivalents at beginning of period	191,624	174,987
Cash and cash equivalents at end of period	$58,896	$108,351

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Reconciliation of net income to cash provided by operating activities
Net income	$7,213	$50,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,396	2,045
Amortization of premiums and discounts on securities, net	1,494	3,388
Other amortization and accretion, net	804	371
Change in loans held for sale, net	(4,652)	21,699
Provision (recapture) for loan losses	(3,604)	2,698
Gain on sale of securities	(361)	(419)
Gain on sale of loans	(624)	(471)
Losses on sale and write-downs of other real estate owned	301	1,295
Losses on disposition of fixed assets	1	2
Change in interest receivable	(707)	137
Change in interest payable	(13)	(35)
Change in prepaid expenses	(551)	4,729
Change in accrued taxes	5,534	(41,074)
Change in other assets	(231)	1,813
Change in other liabilities	(332)	(391)
Net cash provided by operating activities	$6,668	$45,926

Supplemental disclosure of non cash investing activities:
Fair value adjustment to AFS securities	$11,198	$(16,527)
Transfer from loans to other real estate owned	1,672	3,307
Matured securities recorded as a receivable	416	702
Transfer from securities held for investment to securities available for sale	0	13,818
Transfer from securities available for sale to securities held for investment	158,781	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of September 30, 2014

Accounting Standards Update No. 2014-01 - Accounting for Investments in Qualified Affordable Housing Projects – In January 2014, FASB issued ASU 2014-01. This update provides guidance to investors in affordable housing projects that qualify for the low-income housing credit. The ASU will allow investors, in certain cases, to qualify for the use of the proportional amortization method of accounting in lieu of the equity method or the cost method. The new standard deems that investors should disclose information which allows users of its financial statements to understand this type of investment and the risks involved, including the related tax credits.

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is currently analyzing the effects the ASU will have on its financial position and results of operations.

Accounting Standards Update No. 2014-04 - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, FASB issued ASU 2014-04. This amendment is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, and when a creditor should be considered to have received physical possession of residential real estate property. The Update also defines when the accounting change for the loan should take place.

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers (Topic 606). In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of adoption of ASU 2014-09.

Accounting Standards Update No. 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued ASU No. 2014-11. This ASU requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU will result in additional disclosures, but is not expected to impact significantly the Company’s consolidated financial position or results of operations.

Accounting Standards Update No. 2014-12 - Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. In June 2014, the FASB issued ASU No. 2014-12. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015 with earlier adoption permitted. The adoption of this ASU is not expected to impact significantly the Company’s consolidated financial position or results of operations.

FASB issued Accounting Standards Update 2014-14 - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to impact significantly the Company’s consolidated finances position or results of operations.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Equivalent shares of 496,000 and 137,000 related to stock options, and stock settled appreciation rights for each of the periods ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted EPS because they would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Basic:
Net income available to common shareholders	$2,996	$44,204	$7,213	$47,328
Average basic shares outstanding	25,887,591	18,805,917	25,736,140	18,796,726
Basic earnings per share	$0.12	$2.35	$0.28	$2.52

Diluted:
Net income available to common shareholders	$2,996	$44,204	$7,213	$47,328
Average basic shares outstanding	25,887,591	18,805,917	25,736,140	18,796,726
Employee restricted stock	138,102	292,114	158,741	190,482
Average diluted shares outstanding	26,025,693	19,098,031	25,894,881	18,987,208
Diluted earnings per share	$0.12	$2.31	$0.28	$2.49

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	87,148	1,433	(647)	87,934
Collateralized mortgage obligations of U.S. Government Sponsored Entities	290,647	560	(7,597)	283,610
Private mortgage backed securities	29,922	316	0	30,238
Private collateralized mortgage obligations	71,167	976	(244)	71,899
Collateralized loan obligations	122,440	12	(952)	121,500
Obligations of state and political subdivisions	5,766	494	0	6,260
	$607,190	$3,791	$(9,440)	$601,541

SECURITIES HELD FOR INVESTMENT
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	$121,163	$39	$(1,425)	$119,777
Mortgage-backed securities of
U.S. Government Sponsored Entities	55,561	14	(169)	55,406
	$176,724	$53	$(1,594)	$175,183

	December 31, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	129,468	1,456	(4,189)	126,735
Collateralized mortgage obligations of U.S. Government Sponsored Entities	383,392	776	(14,747)	369,421
Private mortgage backed securities	29,800	0	(226)	29,574
Private collateralized mortgage obligations	76,520	731	(413)	76,838
Collateralized loan obligations	32,592	0	(413)	32,179
Obligations of state and political subdivisions	6,586	193	(15)	6,764
	$658,458	$3,156	$(20,003)	$641,611

Proceeds from sales of securities during the nine month period ended September 30, 2014 were $16,444,000 with gross gains of $361,000 and no gross losses. Proceeds from sales of securities during the nine month period ended September 30, 2013 were $67,330,000 with gross gains of $792,000 and gross losses of $373,000.

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

Securities with a carrying value and fair value of $92,847,000 and $91,870,000, respectively, at September 30, 2014 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $172,239,000 and $170,730,000, respectively, were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$0	$0
Due after one year through five years	0	0	541	547
Due after five years through ten years	0	0	8,083	8,093
Due after ten years	0	0	119,682	119,220
	0	0	128,306	127,860
Mortgage-backed securities of U.S. Government Sponsored Entities	55,561	55,406	87,148	87,934
Collateralized mortgage obligations of U.S. Government Sponsored Entities	121,163	119,777	290,647	283,610
Private mortgage backed securities	0	0	29,922	30,238
Private collateralized mortgage obligations	0	0	71,167	71,899
No contractual maturity	0	0	0	0
	$176,724	$175,183	$607,190	$601,541

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$45,308	$(176)	$28,272	$(640)	$73,580	$(816)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	186,842	(2,085)	160,278	(6,937)	347,120	(9,022)
Private collaterlized mortgage obligations	6,763	(108)	10,758	(136)	17,521	(244)
Collateralized loan obligations	96,900	(781)	19,739	(171)	116,639	(952)
Total temporarily impaired securities	$335,813	$(3,150)	$219,047	$(7,884)	$554,860	$(11,034)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$33,425	$(2,045)	$35,043	$(2,144)	$68,468	$(4,189)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	287,312	(12,450)	45,657	(2,297)	332,969	(14,747)
Private mortage backed securities	29,573	(226)	0	0	29,573	(226)
Private collateralized mortgage obligations	47,653	(413)	0	0	47,653	(413)
Collateralized loan obligations	32,179	(413)	0	0	32,179	(413)
Obligations of state and political subdivisions	502	(14)	0	(1)	502	(15)
Total temporarily impaired securities	$430,644	$(15,561)	$80,700	$(4,442)	$511,344	$(20,003)

At September 30, 2014, approximately $0.2million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $17.5 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for these investment securities in general. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2014, the Company also had $9.8 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $420.7 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2014, the Company also had $1.0 million of unrealized losses on collateralized loan obligations having a fair value of $116.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of September 30, 2014, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2014.

Included in other assets is $15.3 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $15.3 million of cost method investment securities.

NOTE E — LOANS

Information relating to loans is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Construction and land development	$57,851	$67,450
Commercial real estate	570,659	520,382
Residential real estate	623,265	592,746
Commercial and financial	91,300	78,636
Consumer	47,645	44,713
Other loans	362	280
NET LOAN BALANCES	$1,391,082	$1,304,207

(1)	Net loan balances as of September 30, 2014 and December 31, 2013 are net of deferred costs of $3,418,000 and $2,618,000, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013:

September 30, 2014
			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
Construction & land development	$0	$0	$0	$967	$56,884	$57,851
Commercial real estate	348	0	0	3,565	566,746	570,659
Residential real estate	316	1,042	22	14,006	607,879	623,265
Commercial and financial	5	0	0	8	91,287	91,300
Consumer	2	26	0	396	47,221	47,645
Other	0	0	0	0	362	362
Total	$671	$1,068	$22	$18,942	$1,370,379	$1,391,082

December 31, 2013
			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
Construction & land development	$3	$0	$0	$1,302	$66,145	$67,450
Commercial real estate	684	345	0	5,111	514,242	520,382
Residential real estate	974	909	160	20,705	569,998	592,746
Commercial and financial	353	0	0	13	78,270	78,636
Consumer	33	27	0	541	44,112	44,713
Other	0	0	0	0	280	280
Total	$2,047	$1,281	$160	$27,672	$1,273,047	$1,304,207

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2014 and December 31, 2013:

September 30, 2014
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$54,241	$542,784	$591,372	$90,970	$46,380	$1,325,747
Special mention	526	2,456	718	140	334	4,174
Substandard	0	11,234	1,505	34	477	13,250
Doubtful	0	0	0	0	0	0
Nonaccrual	967	3,565	14,006	8	396	18,942
Pass-Troubled debt restructures	1,605	4,665	21	0	0	6,291
Troubled debt restructures	512	5,955	15,643	148	420	22,678
	$57,851	$570,659	$623,265	$91,300	$48,007	$1,391,082

December 31, 2013
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$63,186	$485,268	$554,681	$77,840	$43,267	$1,224,242
Special mention	583	6,810	824	382	300	8,899
Substandard	0	15,886	1,670	248	453	18,257
Doubtful	0	0	0	0	0	0
Nonaccrual	1,302	5,111	20,705	13	541	27,672
Pass-Troubled debt restructures	1,838	5,584	30	0	0	7,452
Troubled debt restructures	541	1,723	14,836	153	432	17,685
	$67,450	$520,382	$592,746	$78,636	$44,993	$1,304,207

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the nine months ending September 30, 2014 and 2013, newly identified troubled debt restructurings (“TDRs”) totaled $5.4 million and $10.2 million, respectively. Loans that are modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification.

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

The following table presents loans that were modified within the nine months ending September 30, 2014:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
(Dollars in thousands)	of	Recorded	Recorded	Reserve	Allowance
Troubled Debt Restructurings Modified	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	5	$669	$621	$0	$48
Commercial real estate	1	4,300	3,975	0	325
	6	$4,969	$4,596	$0	$373

No accruing loans that were restructured within the twelve months preceding September 30, 2014 defaulted during the nine months ended September 30, 2014. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

The following table presents loans that were modified within the nine months ending September 30, 2013:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
(Dollars in thousands)	of	Recorded	Recorded	Reserve	Allowance
Troubled Debt Restructurings Modified	Contracts	Investment	Investment	Recorded	Recorded
Construction and Land Development	1	$14	$14	0	0
Residential Real Estate	8	990	865	0	125
Commercial Real Estate	7	3,421	3,059	0	362
Commercial and Financial	1	25	24	0	1
Consumer	1	92	74	0	18
	18	$4,542	$4,036	$0	$506

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

As of September 30, 2014 and December 31, 2013, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	September 30, 2014
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,847	$2,274	$0
Commercial real estate	2,951	4,552	0
Residential real estate	10,148	14,475	0
Commercial and financial	148	148	0
Consumer	268	316	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,237	1,636	372
Commercial real estate	11,234	11,345	662
Residential real estate	19,522	20,536	3,279
Commercial and financial	8	8	8
Consumer	548	598	115
Total:
Construction and land development	3,084	3,910	372
Commercial real estate	14,185	15,897	662
Residential real estate	29,670	35,011	3,279
Commercial and financial	156	156	8
Consumer	816	914	115
	$47,911	$55,888	$4,436

	December 31, 2013
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$2,561	$3,180	$0
Commercial real estate	4,481	6,577	0
Residential real estate	12,366	17,372	0
Commercial and financial	153	153	0
Consumer	425	569	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,120	1,197	149
Commercial real estate	7,937	8,046	638
Residential real estate	23,365	24,766	4,528
Commercial and financial	13	13	13
Consumer	548	573	118
Total:
Construction and land development	3,681	4,377	149
Commercial real estate	12,418	14,623	638
Residential real estate	35,731	42,138	4,528
Commercial and financial	166	166	13
Consumer	973	1,142	118
	$52,969	$62,446	$5,446

For the three months ended September 30, 2014 and 2013, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$2,088	$29	$2,715	$25
Commercial real estate	3,067	3	6,475	4
Residential real estate	10,066	98	14,281	4
Commercial and financial	150	2	8	0
Consumer	276	1	136	2
Impaired Loans with an Allowance Recorded:
Construction & land development	1,110	6	1,135	15
Commercial real estate	11,801	124	12,203	149
Residential real estate	20,125	121	22,478	131
Commercial and financial	9	0	0	0
Consumer	546	8	564	6
Total:
Construction & land development	3,198	35	3,850	40
Commercial real estate	14,868	127	18,678	153
Residential real estate	30,191	219	36,759	135
Commercial and financial	159	2	8	0
Consumer	822	9	700	8
	$49,238	$392	$59,995	$336

For the nine months ended September 30, 2014 and 2013, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$2,160	$80	$2,382	$79
Commercial real estate	2,618	10	8,288	14
Residential real estate	11,578	114	14,816	40
Commercial and financial	101	7	3	1
Consumer	322	1	140	3
Impaired Loans with an Allowance Recorded:
Construction & land development	1,244	18	1,410	30
Commercial real estate	10,502	485	20,144	319
Residential real estate	21,518	370	23,105	406
Commercial and financial	61	0	0	0
Consumer	543	18	579	18
Total:
Construction & land development	3,404	98	3,792	109
Commercial real estate	13,120	495	28,432	333
Residential real estate	33,096	484	37,921	446
Commercial and financial	162	7	3	1
Consumer	865	19	719	21
	$50,647	$1,103	$70,867	$910

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At September 30, 2014 and December 31, 2013, accruing TDRs totaled $29.0 million and $25.1 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the nine months ended September 30, 2014 and 2013, the Company recorded $1,103,000 and $910,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $305,000 and $1,069,000, respectively, was included in interest income for the nine months ended September 30, 2014 and 2013, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses for the three and nine-month periods ended September 30, 2014 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$867	$(26)	$(68)	$141	$73	$914
Commercial real estate	5,193	(1,913)	(130)	1,341	1,211	4,491
Residential real estate	10,631	167	(359)	159	(200)	10,598
Commercial and financial	709	244	(229)	71	(158)	795
Consumer	740	103	(80)	10	(70)	773
	$18,140	$(1,425)	$(866)	$1,722	$856	$17,571

	Allowance for Loan Losses for the Nine Months Ended September 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$808	$178	$(267)	$195	$(72)	$914
Commercial real estate	6,160	(3,000)	(264)	1,595	1,331	4,491
Residential real estate	11,659	(1,243)	(566)	748	182	10,598
Commercial and financial	710	297	(337)	125	(212)	795
Consumer	731	164	(177)	55	(122)	773
	$20,068	$(3,604)	$(1,611)	$2,718	$1,107	$17,571

Activity in the allowance for loan losses for the three and nine-month periods ended September 30, 2013 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2013
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$877	$(46)	$(25)	$41	$16	$847
Commercial real estate	6,725	377	(500)	239	(261)	6,841
Residential real estate	11,153	750	(677)	83	(594)	11,309
Commercial and financial	563	72	0	24	24	659
Consumer	760	27	(33)	6	(27)	760
	$20,078	$1,180	$(1,235)	$393	$(842)	$20,416

	Allowance for Loan Losses for the Nine Months Ended September 30, 2013
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	/Recoveries	Balance
Construction & land development	$1,134	$121	$(582)	$174	$(408)	$847
Commercial real estate	8,849	(1)	(2,546)	539	(2,007)	6,841
Residential real estate	11,090	2,338	(2,449)	330	(2,119)	11,309
Commercial and financial	468	(51)	(60)	302	242	659
Consumer	563	291	(112)	18	(94)	760
	$22,104	$2,698	$(5,749)	$1,363	$(4,386)	$20,416

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio and related allowance at September 30, 2014 and December 31, 2013 is shown in the following tables:

	At September 30, 2014
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$3,084	$372	$54,767	$542	$57,851	$914
Commercial real estate	14,185	662	556,474	3,829	570,659	4,491
Residential real estate	29,670	3,279	593,595	7,319	623,265	10,598
Commercial and financial	156	8	91,144	787	91,300	795
Consumer	816	115	47,191	658	48,007	773
	$47,911	$4,436	$1,343,171	$13,135	$1,391,082	$17,571

	At December 31, 2013
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$3,681	$149	$63,769	$659	$67,450	$808
Commercial real estate	12,418	638	507,964	5,522	520,382	6,160
Residential real estate	35,731	4,528	557,015	7,131	592,746	11,659
Commercial and financial	166	13	78,470	697	78,636	710
Consumer	973	118	44,020	613	44,993	731
	$52,969	$5,446	$1,251,238	$14,622	$1,304,207	$20,068

NOTE G — INCOME TAXES

Management expects to realize the $58.5 million in net deferred tax assets well in advance of the statutory carryforward period. At September 30, 2014, approximately $10.4 million of existing deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date. Approximately $39.3 million of the remaining deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, approximately $7.5 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2027 through 2032. Tax credit carryforwards at September 30, 2014 include federal alternative minimum tax credits totaling $1.3 million which have an unlimited carryforward period.

A valuation allowance could be required in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at September 30, 2014 that it is more likely than not that the net deferred tax assets of $58.5 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s deferred tax assets. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

The effective tax rate for the second and third quarter of 2014 was higher than first quarter 2014 due to merger related expenses that are not deductible for tax purposes. The effective rate for the last three months of 2014 is expected to be approximately 41.8 percent.

NOTE H — EQUITY CAPITAL

The Company is well capitalized for bank regulatory purposes. At September 30, 2014, the Company’s principal subsidiary, Seacoast National Bank, or “Seacoast National”, met the risk-based capital and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

The Company’s Series A Preferred Stock with a par value of $0.10 per share and totaling $50 million was fully redeemed at December 31, 2013. During the first nine months of 2013 dividends of five percent or $1,875,000 were remitted to holders of the Series A Preferred Stock.

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

NOTE J — FAIR VALUE

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2014 and December 31, 2013 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Available for sale securities (3)	$601,541	$100	$601,441	$0
Loans available for sale (4)	18,484	0	18,484	0
Loans (1)	11,691	0	9,096	2,595
Other real estate owned (2)	5,018	0	693	4,325

December 31, 2013
Available for sale securities (3)	$641,611	$100	$641,511	$0
Loans available for sale (4)	13,832	0	13,832	0
Loans (1)	17,323	0	10,325	6,998
Other real estate owned (2)	6,860	0	1,301	5,559

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

(3) See Note D for further detail of fair value of individual investment categories.

(4) Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2014 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.5 percent. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

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

During the nine months ended September 30, 2014, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers totaled $0.5 million for the first nine months of 2014, consisting of loans that became impaired during 2014. Transfers out consisted of foreclosures migrating to OREO of $0.5 million, including principal payments totaling $3.6 million and other reductions totaling $0.8 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first nine months of 2014, foreclosed loans transferred in totaled $0.7 million. Transfers out totaled $2.0 million, consisting of sales of $1.7 million and valuation write-downs of $0.3 million.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of September 30, 2014 and December 31, 2013 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At September 30, 2014
Financial Assets
Held to maturity securities (1)	$176,724	$0	$175,183	$0
Loans, net	1,361,820	0	0	1,378,912
Financial Liabilities
Deposit liabilities	1,808,550	0	0	1,808,904
Borrowings	50,000	0	52,845	0
Subordinated debt	53,610	0	42,888	0

At December 31, 2013
Financial Assets
Loans, net	$1,266,816	$0	$0	$1,272,893
Financial Liabilities
Deposit liabilities	1,806,045	0	0	1,807,183
Borrowings	50,000	0	53,856	0
Subordinated debt	53,610	0	42,888	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2014 and 2013:

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

NOTE K — ACQUISITION

Acquisition of The BANKshares, Inc.

On October 1, 2014, the Company completed its previously announced acquisition of The BANKshares, Inc. (“BANKshares”) as set forth in the Agreement and Plan of Merger (“Agreement”) whereby BANKshares merged with and into the Company. Pursuant to and simultaneously with the merger of BANKshares with and into the Company, BANKshares’s wholly owned subsidiary bank, BankFIRST (“BF”), merged with and into the Company’s subsidiary bank, Seacoast National Bank.

The Company’s primary reasons for the transaction were to further solidify its market share in the southeast Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 29% and 29%, respectively, as compared with the balances at September 30, 2014, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $22.0 million, which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date and is considered reasonable for a variety of reasons including the following:

•	attractiveness in the pricing of the acquired loans;

•	ability to increase market share in central Florida;

•	attractiveness of core deposit customer relationships;

•	opportunities to enhance income and efficiency due to duplications of effort and decentralized processes and to enhance income by centralizing some duties and removing duplications of effort.

Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values are preliminary estimates due to pending valuations for the core deposit intangible and pending appraisals on loans and other real estate owned.

The Company acquired 100% of the outstanding common stock of BANKshares. The purchase price consisted of stock. Each share of BANKshares common stock was exchanged for 0.4975 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on September 30, 2014, the resulting purchase price was $76.8 million. The table below summarizes the purchase price calculation.

September 30,
(Dollars in thousands, except per share data)	2014
Number of shares of BANKshares common stock outstanding	12,644,763
BANKshares preferred shares that convert to BANKshares common shares upon a change in control	1,476,660
Total BANKshares common shares including conversion of preferred shares	14,121,423
Per share exchange ratio	0.4975
Number of shares of common stock issued	7,025,408
Multiplied by common stock price per share on September 30, 2014	$10.93
Total purchase price	76,787,709

The list below summarizes the preliminary estimates of the fair value of the assets purchased, including goodwill, and liabilities assumed as of the October 1, 2014 purchase date.

(Dollars in thousands)	Oct. 1, 2014
Assets:
Cash and cash equivalents	$110,996
Loans, held for investment	356,022
Purchased credit impaired loans	8,481
Loans held for sale	486
Investments	85,355
Bank premises	12,119
Other real estate owned	2,837
Core deposit intangible	7,765
Goodwill	22,013
Other assets	19,117
Total assets acquired	625,191

Liabilities:
Deposits	$516,297
Subordinated debt	10,930
Repurchase agreements	18,478
Other liabilities	2,698
Total liabilities assumed	$548,403

In the acquisition, the Company purchased $365 million of loans at fair value, net of $13.8 million or 3.7%, estimated discount to the outstanding principal balance, representing 26% of the Company’s total loans at September 30, 2014. Of the total loans acquired, management identified $9.3 million with credit deficiencies. All loans that were on non-accrual status and all loan relationships that were identified as impaired as of the acquisition date were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of October 1, 2014 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(Dollars in thousands, except per share data)	Oct. 1, 2014
Contractually required principal and interest	$12,057
Non-accretable difference	970

Cash flows expected to be collected	11,087
Accretable yield	2,606

Total purchased credit-impaired loans acquired	$8,481

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	Oct. 1, 2014
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$50,768	$49,184
Commercial real estate	229,859	224,837
Construction/development/land	30,994	27,442
Commercial loans	52,458	51,479
Consumer and other loans	3,647	3,568
Purchased credit-impaired	11,087	8,481

Total earning assets	$378,813	$364,989

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $7.8 million, which will be amortized on the straight line amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

Pro-forma data for the three and nine month periods ending September 30, 2014 and 2013 listed in the table below presents pro-forma information as if the acquisition occurred at the beginning of 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net interest income	$22,877	$22,244	$66,649	$64,511
Net income available to common shareholders	3,891	46,527	11,410	52,528
EPS - basic	$0.15	$1.78	$0.35	$1.59
EPS - diluted	$0.15	$1.80	$0.35	$1.60

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014

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

Our customer growth strategy has included investments in digital delivery and products that we believe have contributed to increasing core customer funding. As of September 30, 2014, 57% of our online customers have adopted our mobile product offerings, and the total number of services utilized by our retail customers increased to an average of 3.4 per household, primarily due to an increase in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 11,944 users at September 30, 2013 to 19,163 users at September 30, 2014, an increase of over 60 percent. We are concentrating on building a more integrated distribution system which will allow us to reduce our fixed costs as we further invest in technology designed to better serve our customers.

A persistent emphasis on expense reduction resulted in the successful implementation of first and second quarter 2014 cost savings totaling $1.4 million and $1.9 million, respectively, annually. These savings were the result of negotiations with our current vendors for competitive pricing, changes in organizational structure, and the termination of the regulatory agreement and its requirements. Legacy cost reductions (primarily branch consolidations) totaling $1.8 million annualized were announced in the second quarter 2014 and remain on track to be substantially implemented in the fourth quarter 2014. One-time charges related to these reductions are expected to total $4.5 million. These legacy cost reductions are in addition to cost reductions we expect to implement during the fourth quarter related to our acquisition of BANKshares which are expected to total at least $5.5 million.

Our focus remains on building our customer franchise, increasing loan production, while investing in resources to support revenue growth. Cost savings identified continue to be reinvested in marketing, digital services and data analytics. Total investments in these areas are projected to total approximately $1.3 million annually to support sustained efforts in these areas. These investments are in addition to the substantial investments we made last year, primarily in the startup and support of our Accelerate business distribution platform which has contributed to growth in net interest income this quarter. Total operating expense for the Accelerate platform is expected to total $4.7 million in 2014 and has provided an increase in commercial loans outstanding and a stronger loan pipeline this year. With the acquisition and related cost reductions, we anticipate our efficiency ratio to improve and revenue growth from our investments to mid to high 60 percent range.

EARNINGS OVERVIEW

Our net interest income increased $413,000 during the third quarter of 2014 compared to the same period in 2013 but our net interest margin was 8 basis points lower, principally due to lower spreads earned due to lower interest rates impacting the asset add on rates over the prior year. During the third quarter 2014, recoveries of interest on nonaccrual loans of $192,000 provided 4 basis points in the interest margin, versus $505,000 and 10 basis points for 2013’s third quarter. Our focus has been and will continue to be to improve our deposit mix by increasing low cost deposits and adding to our loan balances to offset compressed interest rate spreads expected to continue over the reminder of 2014 and into 2015. Improved credit and asset quality measures and loan loss recoveries permitted a benefit of $1,425,000 to be recorded for loan losses for the third quarter 2014, versus a $1,180,000 provision a year ago (see “Provision for Loan Losses” and “Allowance for Loan Losses”). Noninterest income (excluding securities gains) increased in the third quarter of 2014, by $62,000, the primary cause being higher wealth management fees of $175,000 and interchange income of $94,000, partially offset by lower mortgage banking fees of $250,000 (see “Noninterest Income”).

Net income for the three months ended September 30, 2014 of $2,996,000, compared to net income $45,141,000 for the third quarter of 2013 which included a reversal of our valuation allowance on our net deferred tax assets (see next section, Realization of Deferred Tax Assets).

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

Allowance and Provision for Loan Losses

The information contained on pages 39 and 44-53 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

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

At September 30, 2014, outstanding securities designated as available for sale totaled $601,541,000. The fair value of the available for sale portfolio at September 30, 2014 was less than historical amortized cost, producing net unrealized losses of $5,649,000 that have been included in other comprehensive income as a component of shareholders’ equity (net of taxes). During the second quarter of 2014, the Company designated a portion of its available for sale securities as held for investment. The investments were acquired as a loan portfolio substitute. The investment securities transferred had longer durations and would be more price sensitive if interest rates were to increase. The carrying value and fair value of the total held for investment securities was $176,724,000 and $177,511,000, respectively, at September 30, 2014. The Company made no change to the valuation techniques used to determine the fair values of securities during 2014. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

As of September 30, 2014, the Company’s investment securities, except for approximately $6.3 million of securities issued by states and their political subdivisions generally are traded in large liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $548.4 million, or 70.5 percent of the total securities portfolio. The remainder of the portfolio consists of private label securities, residential mortgage back securities (RMBS) and uncapped floating rate collateralized loan obligations (CLOs). The RMBS are secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. During the second and third quarters of 2013, the Company invested $32.2 million in uncapped 3-month Libor floating rate CLOs, and during the third quarter of 2014 increased its investment in CLOs to $121.5 million. CLOs are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The primary collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated AAA or AA and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent credit and investment grade rating.

Investments with fair values less than book value are reviewed quarterly for possible other than temporary impairment (“OTTI”). The following primary factors are considered for securities identified for OTTI testing: percent decline in fair value, rating downgrades, subordination, duration, amortized loan-to-value, and the ability of the issuers to pay all amounts due in accordance with the contractual terms. Prices obtained from pricing services are usually not adjusted. Based on our internal review procedures and the fair values provided by the pricing services, we believe that the fair values provided by the pricing services are consistent with the principles of ASC 820, Fair Value Measurement. However, on occasion pricing provided by the pricing services may not be consistent with other observed prices in the market for similar securities. Using observable market factors, including interest rate and yield curves, volatilities, prepayment speeds, loss severities and default rates, the Company may at times validate the observed prices using a discounted cash flow model and using the observed prices for similar securities to determine the fair value of its securities.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $7.9 million as of September 30, 2014, $3.0 million more than year-end 2013’s balance. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at September 30, 2014 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At September 30, 2014, the Company had net deferred tax assets (“DTA”) of $58.5 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at September 30, 2013 the Company had net DTA of $65.9 million.

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

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2014 and 2013, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (on a fully taxable equivalent basis) for the third quarter of 2014 totaled $17,282,000, increasing from 2014’s second quarter by $503,000 or 3.0 percent, and higher than third quarter 2013’s result by $410,000 or 2.4 percent. The year over year improvement results from increases in net loans, investment securities and improved deposit mix compared to a year ago. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters. Net interest income for the third quarter for 2013 and 2014 were higher, due to recoveries of interest on nonaccrual loans of $505,000 and $192,000, respectively.

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Third quarter 2013	$16,872	3.25%
Fourth quarter 2013	16,336	3.08
First quarter 2014	16,277	3.07
Second quarter 2014	16,779	3.10
Third quarter 2014	17,282	3.17

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

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2014	2014	2014	2013	2013
Nontaxable interest income	$102	$101	$106	$112	$107
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$17,282	$16,779	$16,277	$16,336	$16,872
Total net interest income (not TE)	17,228	16,725	16,221	16,277	16,815
Net interest margin (TE)	3.17%	3.10%	3.07%	3.08%	3.25%
Net interest margin (not TE)	3.16	3.09	3.06	3.06	3.24

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies keeping interest rates low have been primary forces affecting net interest income and net interest margin results.

The earning asset mix changed year over year impacting net interest income. For the third quarter of 2014, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 63.1 percent, compared to 62.1 percent a year ago. At quarter end September 30, 2014, investment securities represented 35.6 percent of earnings assets and interest bearing deposits 0.9 percent. Average securities as a percentage of average earning assets decreased slightly from 32.4 percent a year ago to 32.3 percent during the third quarter of 2014 and interest bearing deposits and other investments decreased to 4.6 percent in 2014 from 5.5 percent in 2013. Average total loans as a percentage of earning assets increased, and the mix of loans was generally improved, with volumes related to commercial and commercial real estate representing 49.6 percent of total loans at September 30, 2014 (compared to 47.4 percent at September 30, 2013), and lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) representing 47.0 percent of total loans at September 30, 2014 (versus 48.8 percent at September 30, 2013) (see “Loan Portfolio”).

The yield on earning assets for the third quarter of 2014 was 3.40 percent, 12 basis points lower than 2013’s third quarter, a reflection of the lower interest rate environment. Of the 12 basis point decline, 6 basis points was related to recoveries of interest on nonaccrual loans of $192,000 and $505,000 during the third quarter of 2014 and 2013, respectively. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2013	2013
Yield	3.40%	3.33%	3.31%	3.33%	3.52%

The yield on loans decreased 33 basis points to 4.26 percent over the last twelve months with nonaccrual loans totaling $18.9 million or 1.4 percent of total loans at September 30, 2014 (versus $28.7 million or 2.3 percent of total loans at September 30, 2013). The yield on investment securities improved, increasing 15 basis points year over year to 2.10 percent for the third quarter of 2014, reflecting reduced prepayments of principal from refinancing activities on mortgage backed securities in the portfolio and higher add-on rates for recent purchases. Also, the yield on interest bearing deposits and other investments was higher at 0.85 percent for third quarter 2014, up 18 basis points compared to a year earlier.

Average earning assets for the third quarter of 2014 increased $105.9 million or 5.1 percent to $2,163.7 million compared to 2013’s third quarter balance. Average loan balances for 2014 increased $87.6 million or 6.9 percent to $1,366.0 million, average investment securities increased $33.4 million or 5.0 percent to $699.0 million, and average interest bearing deposits and other investments decreased $15.1 million or 13.3 percent to $98.7 million. At September 30, 2014, ending interest bearing deposits and other investments totaled $34.3 million, reflecting our effort to invest in higher yielding loans and securities.

Commercial and commercial real estate loan production for the first nine months of 2014 totaled approximately $163.3 million, compared to production for all of 2013 and 2012 of $200 million and $111 million, respectively. Improvements in commercial production have resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Our investments in loan production staff was the hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally Orlando, West Palm Beach, and Fort Lauderdale. With commercial production improving during 2013 and 2014, period-end total loans outstanding have increased by $128.2 million or 10.1 percent since September 30, 2013. At September 30, 2014 the Company’s total commercial and commercial real estate loan pipeline was $46 million, versus $58 million at June 30, 2104 and $55 million at the end of the third quarter of 2013.

Closed residential mortgage loan production for the first, second and third quarters of 2014 totaled $40 million, $61 million, and $66 million, respectively, of which $19 million, $28 million and $35 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second and third quarters of 2013 totaled $56 million, $80 million and $62 million, respectively, of which $33 million, $49 million and $32 million was sold servicing-released. Applications for residential mortgages totaled $260 million during the first nine months of 2014, compared to $302 million for the same period of 2013. The majority of our loan production has been focused on purchased home mortgages. Existing home sales and home mortgage loan refinancing activity in the Company’s markets has declined by approximately 30 percent in 2014, with some improved demand for new home construction emerging.

Securities purchases for the investment portfolio in 2014 and 2013 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and the proceeds from sales. During the first nine months of 2014, maturities (principally pay-downs of $75.4 million) totaled $76.0 million and securities portfolio purchases totaled $222.3 million. In comparison, for the nine months ended September 30, 2013 maturities totaled $130.1 million and securities portfolio purchases totaled $208.1 million. Sales of securities during the first nine months of 2014 generated proceeds of $16.4 million (including gains of $361,000).

The cost of average interest-bearing liabilities in the third quarter of 2014 was slightly lower than second quarter 2014 and was 4 basis points lower than for the third quarter of 2013, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2013	2013
Rate	0.32%	0.33%	0.33%	0.35%	0.36%

The Company’s retail core deposit focus produced strong growth in core deposit customer relationships when compared to prior year’s results. Lower rates paid on interest bearing deposits during 2014 (and last several quarters) reduced the overall cost of total deposits to 0.12 percent for the third quarter of 2014, 3 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 80.5 percent of total average interest bearing deposits during the third quarter of 2014, an improvement compared to the average of 77.0 percent a year ago. During the third quarter of 2014, the average rate for lower cost interest bearing deposits of 0.07 percent was nominally lower, by 1 basis point from the third quarter 2013. CD rates paid were lower, averaging 0.58 percent for the third quarter 2014, a 6 basis point decrease compared to 2013’s third quarter. Average CDs (the highest cost component of interest bearing deposits) were 19.5 percent of interest bearing deposits for 2014’s third quarter, compared to 23.0 percent for the third quarter of 2013.

Average deposits totaled $1,800.2 million during the third quarter of 2014, and were $86.7 million higher compared to the third quarter of 2013, even with a reduction of time deposits. Average aggregate amounts for NOW, savings and money market balances increased $72.1 million or 7.4 percent to $1,041.6 million for 2014 compared to the third quarter of 2013, average noninterest bearing deposits increased $51.8 million or 11.4 percent to $506.5 million for 2014 compared to 2013, and average CDs decreased by $37.2 million or 12.9 percent to $252.2 million over the same period. With the low interest rate environment and lower CD rate offerings available, we believe some customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $3.9 million to $153.7 million or 2.5 percent for the third quarter of 2014 as compared to 2013 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. At September 30, 2014, the Company was utilized $80 million in term federal funds purchased from the FHLB at 0.16 percent (maturing in 30 days) to invest in adjustable rate securities, pending funding from the seasonal funding expected for the fourth quarter.

Prospectively, we expect our consolidated net interest margin, combined with the acquisition of BANKshares, will approximate 3.40 percent in the fourth quarter 2014. As our lending initiatives produce improved results and our problem loan liquidation activities are concluded, we expect our net interest margin will be stable even in the low interest rate environment. We are positioned for stronger earnings performance and improved margin with a more typical yield curve and as excess liquidity is deployed into higher earning assets. Our focus on achieving increased household growth year over year should produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. Based on the improvements in nonaccrual loans and the reduction in potential problem loans since year end 2013 and year over year for the first, second and third quarters of 2014, we recorded a negative provision for loan losses of $0.7 million, $1.4 million, and $1.4 million, respectively, which compared to provisioning for loan losses in the first, second and third quarters of 2013 totaling $1.0 million and $0.6 million, and $1.2 million, respectively. Net recoveries for the first, second and third quarters of 2014 of $0.1 million, $0.1 million, and $0.9 million, respectively, compared to net charge-offs of $1.5 million, $2.0 million and $0.8 million in the first, second and third quarters of 2013, respectively. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) provides additional information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income, excluding securities gains or losses, totaled $6,149,000 for the third quarter of 2014, $62,000 or 1.0 percent higher than 2013’s third quarter and $253,000 or 4.3 percent higher than the second quarter 2014. Noninterest income accounted for 26.3 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the third quarter of 2014, compared to 26.6 percent a year ago.

Noninterest income for the third quarter of 2014, compared to second quarter 2014 and the third quarter of 2013, is detailed as follows:

	Third	Second	Third
	Quarter	Quarter	Quarter
(Dollars in thousands)	2014	2014	2013
Service charges on deposits	$1,753	$1,484	$1,741
Trust income	817	703	667
Mortgage banking fees	825	855	1,075
Brokerage commissions and fees	408	410	383
Marine finance fees	281	340	283
Interchange income	1,452	1,514	1,358
Other deposit-based EFT fees	70	83	77
Other income	543	507	503
Total	$6,149	$5,896	$6,087

For the third quarter of 2014, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $175,000 or 16.7 percent year over year versus third quarter 2013, and were higher for the first nine months of 2014 compared to 2013 by $200,000 or 6.3 percent. Included in the $175,000 increase from a year ago, trust revenue was higher by $150,000 or 22.5 percent and brokerage commissions and fees increased by $25,000 or 6.5 percent. Higher agency fees and intervivos trust income were the primary cause for the overall increase in trust revenue versus third quarter 2013, and reflect a new price schedule effective this quarter. The $25,000 overall increase in brokerage commissions and fees for 2014 included an increase of $20,000 in annuity income.

Service charges on deposits for the third quarter of 2014 were $12,000 or 0.7 percent higher year over year versus 2013’s result, and were $189,000 or 3.8 percent lower for the first nine months of 2014 when compared to the same period of 2013. During the third quarter of 2014, overdraft fees increased $26,000 or 2.2 percent year over year and represented approximately 69 percent of total service charges on deposits, higher than the average of 67 percent for all of 2013. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services.

For the third quarter of 2014, fees from the non-recourse sale of marine loans totaled $281,000, slightly lower by $2,000, compared to third quarter 2013, and were lower for the first nine months ended September 30, 2014 compared to 2013’s result, by $99,000 or 10.2 percent. The Seacoast Marine Division originated $71 million in loans during the first nine months of 2014, of which 76 percent was sold, with the remaining $17 million placed in the loan portfolio. In comparison, originations totaled $66 million during the first nine months of 2013, of which 84 percent were sold. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the third quarter of 2014, interchange income increased $94,000 or 6.9 percent compared to third quarter 2013, and was $359,000 or 9.0 percent higher for the first nine months of 2014 versus 2013’s income. Other deposit-based electronic funds transfer (“EFT”) income was lower (by $7,000) versus a year ago for the third quarter and decreased by $11,000 or 4.2 percent for the first nine months of 2014 compared to 2013. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the third quarter of 2014 decreased $250,000 or 23.3 percent from 2013’s third quarter result, and were $1,104,000 or 32.0 percent lower for the nine months ended September 30, 2014 compared to a year ago the same period. Mortgage banking revenue as a component of overall noninterest income was 13.3 percent for 2014, compared to 17.2 percent for all of 2013. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2013, with transactions increasing, prices firming and affordability improving. However, during the fourth quarter of 2013 and into 2014, the volume of transactions has been dampened by higher interest rates and home prices. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2013 and the first eight months of 2014, based on the data available to date.

NONINTEREST EXPENSES

The Company’s overhead ratio was in the low to mid 60’s in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. For 2013, this ratio was 82.9 percent. For the first nine months of 2014, the overhead ratio was 85.5 percent and total noninterest expenses were $2,849,000 or 5.0 percent higher versus the first nine months a year ago, totaling $59,355,000. Year to date the overhead ratio was impacted by legal and professional fees related to the acquisition of $1.8 million.

During the first and second quarters of 2014, annual cost reductions totaling $1.4 million and $1.9 million, respectively, were implemented. Additional legacy cost reductions of $1.8 million will be implemented in late 2014, primarily branch consolidations realigning our expense structure to focus on growth initiatives and improvements in the customer experience. One-time charges related to these new initiatives are estimated at $4.5 million and will be incurred in the fourth quarter of 2014. Offsetting the cost reductions were continued investments in our digital delivery channels along with our new Accelerate business offices, combined with increased advertising and data analytics.

Salaries and wages totaling $8,064,000 were higher by $507,000 or 6.7 percent for the third quarter of 2014 compared to third quarter 2013. Commission payments for 2014 related to revenue generation from wealth management and lending production increased $138,000 or 21.4 percent, aggregated cash and stock incentives were $539,000 higher, and base salaries and severance payments increased $174,000 or 2.5 percent and $135,000 (reflecting cost reduction initiatives), respectively, during the third quarter of 2014 versus the same period in 2013. Partially offsetting, improved loan production year over year for 2014 resulted in deferred loan origination costs (a contra-expense) increasing $525,000 or 90.6 percent during the third quarter of 2014, compared to third quarter 2013’s result. Salaries and wages were higher for the nine months ended September 30, 2014, up by $527,000 or 2.2 percent to $23,456,000.

In the third quarter of 2014, employee benefits costs were higher by $336,000 or 19.6 percent when compared to a year ago. Costs for our self-funded health care plan were higher by $222,000 for the third quarter 2014 compared to third quarter a year ago, due to higher claims and utilization. Matching 401K contributions associated with employee salary deferrals were returned to levels pre-recession, and were $56,000 higher during the third quarter of 2014 compared to the third quarter of 2013. Employee benefit costs were $553,000 or 9.6 percent higher for the nine months ended September 30, 2014 versus a year ago, with group health costs and 401K contributions by the Company the primary cause, increasing $263,000 and $223,000, respectively.

Outsourced data processing costs totaled $1,769,000 for the third quarter of 2014, an increase of $112,000 or 6.8 percent from a year ago. Seacoast National utilizes third parties for its core data processing systems. During the third quarter of 2014, the increase in core data processing costs of $79,000 or 6.7 percent was the primary cause for the overall increase, as a result of increased customers and more transactions. For the first nine months for 2014, outsourced data processing costs were $489,000 or 10.2 percent higher, compared to a year ago. We are implementing improvements and enhancements related to mobile remote deposit capture, and other digital products and services during 2014, which will increase our outsourced data processing costs as customers adopt the new digital products.

For the third quarter of 2014, marketing expenses increased $469,000 compared to the same period in 2013. Direct mail, sales promotions, digital/website and media were utilized more extensively during the third quarter of 2014, increasing a combined $278,000, compared to prior year’s third quarter and additional $208,000 was expended related to the merger. Year-to-date these costs were $823,000 or 51.8 percent higher, versus 2013.

Legal and professional fees were higher, increasing by $229,000 from third quarter a year ago to $1,103,000. Third quarter 2014 included $151,000 related to the acquisition of BANKshares for legal fees and other professional fees. In addition to acquisition costs, other professional fees during the third quarter of 2014 included $68,000 for consulting fees related to our cost reduction initiatives.

FDIC assessments were lower and totaled $387,000 for the third quarter of 2014 compared to $713,000 for the third quarter of 2013, reflecting our improved risk posture and the termination of the regulatory enforcement actions in 2013. Year-to-date through September 30, 2014, FDIC assessments were $966,000 or 44.9 percent lower, versus a year ago.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $181,000, $210,000 and $295,000 for the first, second and third quarters of 2014, respectively. In comparison, these costs totaled $857,000, $604,000 and $388,000 for the first, second and third quarters of 2013, respectively. OREO balances have declined by $0.6 million since September 30, 2013, and total $5.0 million at September 30, 2014. The Company expects these costs to continue to remain lower prospectively, as property values are improving.

CAPITAL RESOURCES

The Company’s equity capital at September 30, 2014 has increased $32.1 million to $236.0 million since September 30, 2013, reflecting common stock issuance of $24 million in the first quarter and earnings. The ratio of shareholders’ equity to period end total assets was 9.99 percent at September 30, 2014, compared with 9.48 percent at September 30, 2013, and 8.75 percent at December 31, 2013.

Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies. The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 18.81 percent at September 30, 2014, higher than September 30, 2013’s ratio of 17.27 percent and December 31, 2013’s ratio of 16.88 percent.

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

At September 30, 2014, the capital ratios for the Company and its subsidiary, Seacoast National, were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
September 30, 2014:
Tier 1 capital ratio	17.60%	15.87%	6%
Total risk-based capital ratio	18.81%	17.08%	10%
Tier 1 leverage ratio	11.31%	10.19%	5%

*	For subsidiary bank only

Changes in rules under new Basel III guidelines take effect on January 1, 2015, and they will affect risk based capital calculations. The Company has taken a prospective look at its ratios, under these new guidelines and believes it will not significantly impact its ratios.

FINANCIAL CONDITION

Total assets increased $212,036,000 or 9.9 percent from September 30, 2013 to $2,361,813,000 at September 30, 2014 funded with organic deposit growth, a common stock issuance and $80 million of wholesale funding.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,391,082,000 at September 30, 2014, $128,170,000 or 10.1 percent more than at September 30, 2013, and $86,875,000 or 6.7 percent more than at December 31, 2013. Loan production of $375 million was retained in the loan portfolio during the twelve months ended September 30, 2014. Additional commercial relationship managers hired over the past twelve months have increased loan growth, and will continue to do so prospectively. The following table details loan portfolio composition at September 30, 2014, December 31, 2013 and September 30, 2013:

	September 30,	December 31,	September 30,
(Dollars in thousands)	2014	2013	2013
Construction and land development	$57,851	$67,450	$62,766
Commercial real estate	570,659	520,382	499,070
Residential real estate	623,265	592,746	582,576
Commercial and financial	91,300	78,636	70,779
Consumer	47,645	44,713	47,231
Other loans	362	280	490
NET LOAN BALANCES	$1,391,082	$1,304,207	$1,262,912

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

As shown in the loan table below, construction and land development loans (excluding loans to individuals) decreased $0.9 to $27.5 million from September 30, 2013. Construction and land development loans to individuals for personal residences were lower year over year, decreasing $4.1 million or 11.9 percent from September 30, 2013.

	September 30,
	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development
Residential:
Single family residences	$4.8	$18.0	$22.8	$0.0	$5.0	$5.0
Single family land and lots	4.3	0.0	4.3	4.9	0.0	4.9
Multifamily	3.5	0.0	3.5	3.8	0.0	3.8
	12.6	18.0	30.6	8.7	5.0	13.7
Commercial:
Office buildings	0.0	0.0	0.0	1.6	0.0	1.6
Retail trade	2.5	0.4	2.9	1.8	1.3	3.1
Land	4.2	1.4	5.6	7.3	0.8	8.1
Healthcare	0.0	0.0	0.0	4.7	4.5	9.2
Churches and educational facilities	1.0	0.7	1.7	4.0	1.6	5.6
Lodging	6.9	0.3	7.2	0.3	8.7	9.0
Convenience stores	0.3	2.0	2.3	0.0	0.0	0.0
	14.9	4.8	19.7	19.7	16.9	36.6
Total residential and commercial	27.5	22.8	50.3	28.4	21.9	50.3

Individuals:
Lot loans	13.3	0.0	13.3	14.7	0.0	14.7
Construction	17.0	13.0	30.0	19.7	20.0	39.7
	30.3	13.0	43.3	34.4	20.0	54.4
Total	$57.8	$35.8	$93.6	$62.8	$41.9	$104.7

Commercial real estate mortgages totaled $570.7 million and were higher by $71.6 million or 14.3 percent at September 30, 2014, compared to September 30, 2013. The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2014 aggregated to $106.7 million (versus $107.3 million a year ago) and for the 29 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $233.2 million (compared to 29 relationships of $196.3 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at September 30, 2014 and 2013:

	September 30,
	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$127.1	$2.3	$129.4	$118.2	$2.2	$120.4
Retail trade	163.4	1.9	165.3	128.9	0.0	128.9
Industrial	89.6	0.6	90.2	79.7	0.8	80.5
Healthcare	40.7	1.0	41.7	38.8	1.1	39.9
Churches and educational facilities	26.0	0.0	26.0	24.2	0.0	24.2
Recreation	3.3	0.1	3.4	2.5	0.1	2.6
Multifamily	17.0	0.0	17.0	6.2	0.0	6.2
Mobile home parks	1.7	0.0	1.7	1.9	0.0	1.9
Lodging	16.9	0.0	16.9	17.3	0.0	17.3
Restaurant	3.3	0.0	3.3	3.8	0.0	3.8
Agriculture	2.6	0.7	3.3	7.2	0.8	8.0
Convenience stores	23.3	0.7	24.0	21.0	0.0	21.0
Marina	18.6	0.0	18.6	21.5	0.0	21.5
Other	37.2	1.4	38.6	27.9	0.0	27.9
Total	$570.7	$8.7	$579.4	$499.1	$5.0	$504.1

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $390 million and $181 million, respectively, at September 30, 2014, compared to $334 million and $165 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first, second and third quarters of 2014, closed adjustable rate residential mortgage loan production added to the portfolio totaled $21 million, $43 million and $31 million. In comparison, closed residential mortgage loan production totaled $22 million, $31 million and $30 million, during the first, second and third quarters of 2013, respectively.

Adjustable rate residential real estate mortgages were higher at September 30, 2014, by $38.6 million or 10.2 percent, and fixed rate residential real estate mortgages were lower, by $2.5 million or 2.7 percent, compared to a year ago. At September 30, 2014, approximately $417 million or 67 percent of the Company’s residential mortgage balances were adjustable, compared to $378 million or 65 percent at September 30, 2013. Loans secured by residential properties having fixed rates totaled approximately $92 million at September 30, 2014, of which 15- and 30-year mortgages totaled approximately $22 million and $70 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that decreased $9.7 million or 15.7 percent since September 30, 2013. In comparison, loans secured by residential properties having fixed rates totaled approximately $95 million at September 30, 2013, with 15- and 30-year fixed rate residential mortgages totaling approximately $24 million and $71 million, respectively. The Company also has a small home equity line portfolio totaling approximately $62 million at September 30, 2014, slightly higher than the $48 million that was outstanding at September 30, 2013.

Reflecting the impact on lending during an improving economy, commercial and financial loans increased $20.5 million or 29.0 percent year over year and totaled $91.3 million at September 30, 2014, compared to $70.8 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

At September 30, 2014, the Company had loan commitments of $168 million, compared to $150 million at September 30, 2013.

Loan Concentrations

The Company has reduced exposure to loan types that were most impacted by stressed market conditions during the recession. In addition the Company reduced its exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million totaled $72.5 million at September 30, 2014 compared to $64.7 million at September 30, 2013.

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 26.4 percent at September 30, 2014, compared with 27.9 percent at September 30, 2013.

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

	September 30,	December 31,	September 30,
	2014	2013	2013
Construction and land development loans to total risk based capital	23%	30%	28%
CRE loans to total risk based capital	169%	172%	163%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined to a total of $17,571,000 or 1.26 percent of total loans at September 30, 2014 consistent with the reduced credit risk and net charge-offs. This amount is $2,845,000 less than at September 30, 2013 and $2,497,000 less than at December 31, 2013. The allowance for loan losses (“ALLL”) framework has two basic elements: specific allowances for loans individually evaluated for impairment, and a formula-based component for pools of homogeneous loans within the portfolio that have similar risk characteristics, which are not individually evaluated.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of September 30, 2014, the specific allowance related to impaired loans individually evaluated totaled $4.4 million, compared to $5.2 million as of September 30, 2013.

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

Net recoveries for the first, second and third quarters of 2014 totaled $139,000, $112,000 and $856,000, respectively, compared to net charges-offs of $1,517,000, $2,027,000 and $842,000 for the same periods in 2013. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2014 and 2013. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of loans outstanding was 1.26 percent at September 30, 2014, compared to 1.62 percent at September 30, 2013. The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the loan portfolio. The reduced level of impaired loans and lower classified loans (including special mention and substandard grades) contributed to a lower risk of loss and the lower allowance for loan losses as of September 30, 2014. The risk profile of the loan portfolio has been reduced by implementing a program to reduce the level of credit risk in the portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Average commercial loan size was $605,000 for the first nine months of loan production in 2014. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. Prospectively, we anticipate that the allowance will continue to decline as a percentage of loans outstanding as we continue to see improvement in our credit quality, with some offset to this perspective for more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2014, the Company had $1.252 billion in loans secured by real estate, representing 90.0 percent of total loans, the volume up from $1.144 billion but slightly lower as a percent of total loans (versus 90.6 percent) at September 30, 2013. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at September 30, 2014 totaled $23,960,000 and were comprised of $18,942,000 of nonaccrual loans and $5,018,000 of other real estate owned (“OREO”), compared to $34,313,000 at September 30, 2013 (comprised of $28,724,000 in nonaccrual loans and $5,589,000 of OREO). At September 30, 2014, approximately 97.9 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At September 30, 2014, nonaccrual loans have been written down by approximately $6.3 million or 27.6 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during the last twelve months that reduced OREO outstanding. OREO has declined $0.6 million or 10.2 percent since September 30, 2013. This is reflective of our improving credit quality.

The table below shows the nonperforming loan inflows by quarter for 2014, 2013 and 2012:

New Nonperforming Loans
(Dollars in thousands)	2014	2013	2012
First quarter	$1,651	$2,868	$20,207
Second quarter	810	2,949	17,291
Third quarter	523	2,019	14,521
Fourth quarter		2,167	6,891

During the nine months ended September 30, 2014, $3.0 million in loans were moved to nonperforming, compared to $10.0 million for all of 2013. Most of these loans are collateralized by real estate. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of September 30, 2014, management believes that prospective inflows to nonaccrual loans will continue to decline.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs are part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $29.0 million at September 30, 2014 compared to $25.5 million at September 30, 2013, with $3.2 million of nonaccrual TDRs moving to accruing status during the quarter based on lower payment performance and other factory indicating capacity to pay. The tables below set forth details related to nonaccrual and restructured loans.

	Nonaccrual Loans			Accruing
September 30, 2014	Non-			Restructured
(Dollars in thousands)	Current	Performing	Total	Loans
Construction & land development
Residential	$403	$39	$442	$1,911
Commercial	197	0	197	0
Individuals	0	328	328	206
	600	367	967	2,117
Residential real estate mortgages	1,863	12,143	14,006	15,664
Commercial real estate mortgages	1,384	2,181	3,565	10,620
Real estate loans	3,847	14,691	18,538	28,401
Commercial and financial	0	8	8	148
Consumer	8	388	396	420
	$3,855	$15,087	$18,942	$28,969

At September 30, 2014 and 2013, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2014		2013
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	108	$21,258	115	$20,179
Maturity extended with change in terms	76	9,766	84	11,332
Forgiveness of principal	1	1,588	1	1,838
Chapter 7 bankruptcies	57	3,691	57	2,715
Not elsewhere classified	10	2,548	11	6,627
	252	$38,851	268	$42,691

During the first, second and third quarters of 2014, newly identified TDRs totaled $0.4 million, $4.9 million and $0.1 million, respectively, compared to $10.7 million for all of 2013. During the second quarter of 2014, a single commercial credit of $4.3 million was transferred from nonaccrual loans to TDRs. During 2013, newly identified TDRs trended lower, with $4.4 million, $4.1 million, $1.7 million and $0.5 million recorded in the first, second, third and fourth quarters of 2013, respectively. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding September 30, 2014 defaulted during the nine months ended September 30, 2014, compared to $2,017,000 for the first nine months of 2013. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At September 30, 2014, loans totaling 47,911,000 were considered impaired (comprised of total nonaccrual and TDRs) and $4,436,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $54,233,000 and $5,177,000, respectively, at September 30, 2013.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased $132.7 million during the first nine months of 2014. Increases to cash included the receipt of $24.6 million for the issuance of common stock, aggregate deposit, federal funds purchased, and repurchase agreements increased $55.6 million, and $6.7 million in net cash provided from operations. More than offsetting, and decreasing cash and cash equivalents, net maturities, sales and purchases of securities utilized $129.8 million and new loans net of principal repayments totaled $87.5 million.

SECURITIES

At September 30, 2014, the Company had $601,541,000 in securities available for sale (77.3 percent of the total portfolio) and $176,724,000 in securities held for investment (22.7 percent of the total portfolio). The total securities portfolio increased by $127.8 million or 19.7 percent from September 30, 2013.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, many of the securities acquired return principal monthly that can be reinvested.

The effective duration of the investment portfolio at September 30, 2014 was 3.8 years, compared to a year ago when the duration was 4.2 years. Duration increased in 2013 due to a steeper yield curve as interest rates increased approximately 80 to 100 basis points for 5 and 10 year maturities in 2013. Management believes the effective average duration of the portfolio will remain in the 3.5 to 4.0 range over the remainder of 2014 if the yield curve remains unchanged.

At September 30, 2014, available for sale securities had gross losses of $9,440,000 and gross gains of $3,791,000, compared to gross losses of $20,003,000 and gross gains of $3,156,000 at December 31, 2013. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first, second and third quarters of 2014 and all four quarters of 2013, it was determined that none of the securities with unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates–Fair Value Measurements”).

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

Total deposits increased $109,640,000 or 6.5 percent, to $1,808,550,000 at September 30, 2014, compared to one year earlier. Declining time deposits have been more than offset by increasing low cost or no cost deposits. Since September 30, 2013, interest bearing deposits (NOW, savings and money markets deposits) increased $76,901,000 or 8.0 percent to $1,039,629,000, noninterest bearing demand deposits increased $69,052,000 or 15.2 percent to $522,001,000, and CDs decreased $36,313,000 or 12.8 percent to $246,920,000.

Funding from FHLB advances and securities sold under repurchase agreements with customers totaled $204,436,000 as of September 30, 2014, comprised of $80,000,000 from the Federal Home Loan Bank (“FHLB”) and $124,436,000 in securities sold under repurchase agreements. FHLB advances at September 30, 2014 have a rate of 0.16 percent, with a maturity of 30 days or less, and are secured by pledged 1-4 family residential mortgages. The repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers. At September 30, 2014, the number of sweep repurchase accounts was 117, compared to 138 a year ago.

At September 30, 2014, other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million. The FHLB advances mature in 2017. For 2014 and 2013, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules (including Basel III) and expects that it will be able to treat all $52.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.70 percent during the first nine months of 2014, compared to 1.74 percent for all of 2013.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $168 million at September 30, 2014 and $150 million at September 30, 2013.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.1 percent if interest rates are shocked 200 basis points up over the next 12 months and 3.9 percent if interest rates are shocked up 100 basis points. This compares with the Company’s third quarter 2013 model simulation, which indicated net interest income would increase 4.0 percent if interest rates are shocked 200 basis points up over the next 12 months and 2.2 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 10.8 percent at September 30, 2014. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2014, Seacoast National had available unsecured lines of $35 million and lines of credit under current lendable collateral value, which are subject to change, of $565 million. Seacoast National had $509 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $145 million in residential and commercial real estate loans available as collateral. In comparison, at September 30, 2013, the Company had available unsecured lines of $29 million and lines of credit of $538 million, and had $411 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $158 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $58,896,000 on a consolidated basis at September 30, 2014 as compared to $108,351,000 at September 30, 2013. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $2,957,000 to $39,934,000 and interest bearing deposits decreased to $18,962,000 from $71,374,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. During the third quarter of 2013, formal regulatory agreements with the OCC were removed, thereby allowing Seacoast National to pay dividends to the Company without prior OCC approval. At September 30, 2014, the Company had cash and cash equivalents at the parent of approximately $24.7 million, compared to $4.2 million at September 30, 2013. Remaining funds of $25 million from CapGen Capital for the fourth quarter 2013 common stock offering were received on January 13, 2014, after regulatory approval of CapGen’s investment. These funds were the primary contributor to the increase in the parent’s cash and cash equivalents, compared to year-end 2013.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted model estimates of EVE for higher rates. Based on our third quarter 2014 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 9.6 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 16.2 percent.

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

Disruptions to our information systems and security breaches could adversely affect our business and reputation. In the ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems of financial institutions are under significant threat from cyber attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls.

Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our client's systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first, second and third quarters of 2014 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/14 to 1/31/14	906	$12.20	152,901	12,099
2/1/14 to 2/28/14	49	10.78	152,950	12,050
3/1/14 to 3/31/14	1,553	11.00	154,503	10,497
Total - 1st Quarter	2,508	11.43	154,503	10,497

4/1/14 to 4/30/14	355	11.15	154,858	10,142
5/1/14 to 5/31/14*	135	10.56	154,993	260,007
6/1/14 to 6/30/14	2,125	10.50	157,118	257,882
Total - 2nd Quarter	2,615	10.59	157,118	257,882

7/1/14 to 7/31/14	155	10.91	157,273	257,727
8/1/14 to 8/31/14	19,028	10.13	176,301	238,699
9/1/14 to 9/30/14	15	10.49	176,316	238,684
Total - 3rd Quarter	19,198	10.14	176,316	238,684

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

SEACOAST BANKING CORPORATION OF
FLORIDA

November 10, 2014	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 10, 2014	/s/ William R. Hahl
WILLIAM R. HAHL
Executive Vice President & Chief Financial Officer

