Form 10-K
period 2014-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2015-03-16
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES ☐             NO ☒

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2014, as reported on the Nasdaq Global Select Market, was $210,642,143.

The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of February 27, 2015, was 33,135,526.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s 2015 Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2015 (the “2015 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2015 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2015 Proxy Statement shall be deemed so incorporated.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of current and future economic, business and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, unemployment rates and potential reduction of economic growth;

•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•	changes in accounting policies, rules and practices and applications or determinations made thereunder, as required by the Financial Accounting Standards Board or other regulatory agencies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors, including changes in the speed of loan prepayments, loan originations and sale volumes, charge-offs, loan loss provisions or actual loan losses;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate in the United States and in the communities we serve, which could impact write-downs of assets, our ability to liquidate non-performing assets, realized losses on the disposition of non-performing assets and increased credit losses;

•	our ability to comply with any requirements imposed on us or on our banking subsidiary, Seacoast National Bank (“Seacoast National”) by regulators and the potential negative consequences that may result;

•	our concentration in commercial real estate loans;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

•	statutory and regulatory restrictions on our ability to pay dividends to our shareholders;

•	any applicable regulatory limits on Seacoast National’s ability to pay dividends to us;

•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	inability of our risk management framework to manage risks associated with our business such as credit risk and operational risk, including third party vendors and other service providers;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports filed with the Securities and Exchange Commission (the “Commission” or “SEC”) and available on its website at www.sec.gov.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. We assume no obligation to update, revise or correct any forward-looking statements that are made from time to time, either as a result of future developments, new information or otherwise, except as may be required by law.

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

As of December 31, 2014, we had total consolidated assets of approximately $3.093 billion, total deposits of approximately $2.417 billion, total consolidated liabilities, including deposits, of approximately $2.781 billion and consolidated shareholders’ equity of approximately $312.7 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products to our customers. Seacoast National had 43 traditional banking offices in 14 counties in Florida at year-end 2014. We have 20 branches in the “Treasure Coast of Florida,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. During 2013, we expanded our footprint by strategically opening five new commercial lending offices in the larger metropolitan markets we serve, more specifically, three in Orlando, one in Boca Raton, and one in Ft. Lauderdale, Florida. Most recently, in October 2014, we acquired 12 branches in Central Florida through our acquisition of The BANKshares, Inc., a Florida corporation (“BANKshares”), and its subsidiary bank, BankFIRST.

Most of our banking offices have one or more automated teller machines (“ATMs”) providing customers with 24-hour access to their deposit accounts. We are a member of the “NYCE Payments Network,” an electronic funds transfer organization represented in all fifty states in the United States, which permits banking customers access to their accounts at 2.5 million participating ATMs and retail locations throughout the United States. During 2014, Seacoast National partnered with Publix, a major grocery chain in the state of Florida, to offer free access at over 1,000 Publix ATMs within the state of Florida. Our debit cards are accepted wherever VISA is accepted.

Seacoast National’s “MoneyPhone” system allows customers to access information on their loan or deposit account balances, transfer funds between linked accounts, make loan payments, and verify deposits or checks that may have cleared, all over the telephone. This service is available 24 hours a day, seven days a week.

In addition, customers may access banking information via Seacoast National’s Customer Service Center (“CSC”) 24 hours a day, seven days a week. Our CSC staff is available to open accounts, take applications for certain types of loans, resolve account issues, and offer information on other bank products and services to existing and potential customers.

We also offer Internet and Mobile banking to business and retail customers. These services allow customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and make deposits to and loan payments from a deposit account, all over the Internet or their Mobile device, 24 hours a day, seven days a week. Seacoast National has significantly expanded its technology platform and the products offered to its customers by introducing digital deposit capture on smart phones, launching new consumer and business tablet and mobile platforms, rebranding its website, and enhancing its automatic teller machine capabilities.

Seacoast National also provides brokerage and annuity services. Seacoast National personnel involved with the sale of these services are dual employees with Invest Financial Corporation, the company through which Seacoast National presently conducts its brokerage and annuity services.

We have seven indirect, wholly-owned subsidiaries:

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National;

•	TCoast Holdings, LLC, BR West, LLC, and TC Property Ventures, LLC, each of which was formed to own and operate certain properties acquired through foreclosure. TC Stuart, LLC, similar in operation, was dissolved in the state of Florida on April 26, 2013;

•	Commercial Business Finance, Inc. (“CBF”), a receivables factoring company, acquired in the BANKshares acquisition, that provides working capital financing for small to medium sized businesses; and

•	BankFIRST Realty, Inc., acquired in the BANKshares acquisition, which owns and operates certain properties acquired through foreclosure.

The operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% to our consolidated revenues in 2014.

We directly own all the common equity in six statutory trusts relating to our trust preferred securities:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust III, formed on June 29, 2007 for the purpose of issuing $12 million in trust preferred securities;

•	BankFIRST (FL) Statutory Trust I, formed on December 19, 2002 for the purpose of issuing $5.2 million in trust preferred securities;

•	BankFIRST (FL) Statutory Trust II, formed on March 5, 2004 for the purpose of issuing $4.1 million in trust preferred securities; and

•	The BANKshares Capital Trust I, formed on December 15, 2005, also for the purpose of issuing $5.2 million in trust preferred securities.

We have operated an office of Seacoast Marine Finance Division, a division of Seacoast National, in Ft. Lauderdale, Florida since February 2000. Offices in California that have been in operation since November 2002 were closed at the end of 2014, but Seacoast National continues to have representation in California, Washington and Arizona. Seacoast Marine Finance Division is staffed with experienced marine lending professionals with a marketing emphasis on marine loans of $200,000 and greater, with the majority of loan production sold to correspondent banks on a non-recourse basis.

Our principal offices are located at 815 Colorado Avenue, Stuart, Florida 34994, and the telephone number at that address is (772) 287-4000. We and our subsidiary Seacoast National maintain Internet websites at www.seacoastbanking.com, www.seacoastbank.com, and www.seacoastnational.com, respectively. We are not incorporating the information on our or Seacoast National’s website into this report, and none of these websites nor the information appearing on these websites is included or incorporated in, or is a part of, this report.

We make available, free of charge on our corporate website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Employees

As of December 31, 2014, we and our subsidiaries employed 579 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

Expansion of Business

Over the years, we have expanded our products and services to meet the changing needs of the various segments of our market, and we presently expect to continue this strategy. We have expanded geographically through the addition of de novo branches. We also, from time to time, have acquired banks, bank branches and deposits, and have opened new branches and commercial lending offices.

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

In October 2014, we acquired BankFIRST, a commercial bank headquartered in Winter Park, Florida, with twelve offices in five counties in Central Florida. BankFIRST was merged with Seacoast National in October 2014.

Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 31 new offices in 14 counties of Florida. With technology improvements and changes, we have also rationalized our branch footprint by closing and consolidating less productive branches. Since 2007, we have closed 16 offices in seven counties of Florida, with five offices consolidated in December 2014, two offices consolidated in January 2013 and three additional offices consolidated during the last six months of 2012. During 2013, we opened five new commercial lending offices in our larger metropolitan locations in Florida, with three opened in Orlando, one in Ft. Lauderdale and one in Boca Raton. The Seacoast Marine Finance Division operates a loan production office in Ft. Lauderdale, Florida, and has representation in California, Washington and Arizona. For more information on our branches and offices see “Item 2. Properties”. As part of our overall strategic growth plan, we intend to regularly evaluate possible mergers, acquisitions and other expansion opportunities. We believe that with the current economic environment, there will be many opportunities for us to acquire and consolidate other financial institutions in the State of Florida.

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

Deposits also tend to increase due to hurricanes as insurers disburse insurance proceeds more quickly than hurricane-related damage is repaired. No major hurricanes occurred between 2006 and 2014; as a result, deposit trends were more typical than during 2004 and 2005, when major hurricanes hit our coastal market areas, leading to an increase in deposits.

Commercial and residential real estate activity, demand, prices and sales volumes are less seasonal and vary based upon various factors, including economic conditions, interest rates and credit availability.

Competition

We and our subsidiaries operate in the highly competitive markets of Martin, St. Lucie, Indian River, Brevard, Palm Beach and Broward Counties, in southeastern Florida and in the Orlando metropolitan statistical area in Orange, Seminole and Lake County, as well as Volusia County. We also operate in five competitive counties in central Florida near Lake Okeechobee. Seacoast National not only competes with other banks of comparable or larger size in its markets, but also competes with various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. We compete for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. Seacoast National also competes for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage and insurance firms, governmental and corporate bonds, and other securities. Continued consolidation, and rapid technological changes, within the financial services industry will most likely change the nature and intensity of competition that we face, but can also create opportunities for us to demonstrate and exploit what we believe are our competitive advantages.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2014 are included in this report under “Section 9A. Controls and Procedures.”

Recent Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, (the “Oversight Council”), the Federal Reserve, the OCC and the FDIC. Certain requirements of the Dodd-Frank Act have been implemented, while others will be implemented by regulators in the coming years. Provisions of the Dodd-Frank Act that have or are likely to affect our operations or the operations of Seacoast National include:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•	New prohibitions and restrictions on the ability of a banking entity and nonbank financial company to engage in proprietary trading and have certain interests in, or relationships with, a hedge fund or private equity fund (the “Volcker Rule”).

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC’s standard maximum insurance amount to $250,000.

•	Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions that are deemed to be excessive, or that may lead to material losses.

•	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities.

•	Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

The following items provide a further description of certain relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the Oversight Council and the CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB has rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the federal prudential banking regulators to the CFPB on that date. The Dodd-Frank Act gave the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The Dodd-Frank Act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of Seacoast National, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

Mortgage Loan Origination and Risk Retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our mortgage origination and servicing operations, result in increased compliance costs and may impact revenue. For example, in addition to numerous new disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks, in an effort to strongly encourage lenders to verify a borrower’s ability to repay. The CFPB has issued rules that implement this “ability-to-repay” requirement and provide lenders with protection from liability for “qualified mortgages,” as required by the Dodd-Frank Act. Most significantly, the new “qualified mortgage” standards, which took effect on January 10, 2014, generally limit the total points and fees that we and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation, prohibits certain compensation payments to loan originators and steering consumers to loans not in their interest because it will result in greater compensation for a loan originator. In addition, the CFPB has issued additional rules pertaining to loan originator compensation, and that established qualification, registration and licensing requirements for loan originators. These standards will result in a myriad of new system, pricing, and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses. In addition, the banking regulators that have issued final rules that require the securitizer of asset-backed securities to retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers. Additionally, the Dodd-Frank Act requires federal regulators to issue regulations or guidelines to prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by providing excessive compensation or that may lead to material losses at certain financial institutions with $1 billion or more in assets. However, regulators have yet to issue final rules on the topic. Further, in June 2010, the regulators issued a comprehensive final guidance designed to ensure that incentive compensation policies do not undermine the safety and soundness of banking organizations by encouraging employees to take imprudent risks. This regulation significantly restricts the amount, form, and context in which we pay incentive compensation to our employees.

Deposit Insurance.  The Dodd-Frank Act permanently raised the standard maximum insurance amount to $250,000. Amendments to the Federal Deposit Insurance Act (the “FDIA”) also revise the DIF assessment base to be the average consolidated total assets less its average tangible equity. This has shifted the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio (“DRR”) of the DIF, increasing the minimum DRR, eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, and modified or eliminated certain adjustments. Additionally, the Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposits.

Capital Standards. We are required to comply with higher minimum capital requirements as of January 1, 2015. These new rules (“Revised Capital Rules”) implement the Dodd-Frank Act including the “Collins Amendment” and a separate international regulatory regime known as “Basel III” (which is discussed below). The Collins Amendment required that the appropriate federal banking agencies establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions and their holding companies. As a result, we and Seacoast National are subject to the same capital requirements, and must include the same components in regulatory capital.

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholders' votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The first say-on-pay vote occurred at our 2011 annual shareholders meeting. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our board of directors.

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

Volcker Rule. In December 2013, the Federal Reserve and other regulators jointly issued final rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and may require us to implement a compliance program. The regulators provided for a Volcker Rule conformance date of July 21, 2015. Conformance with the provisions prohibiting certain “covered funds” activities has since been extended by a Federal Reserve Board order that provided for an extension of the Volcker Rule conformance period for legacy ownership interests and sponsorship of covered funds until July 21, 2016. The Federal Reserve Board expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017, by an order to be issued later in 2015.

Basel III

As a result of the Dodd-Frank Act’s Collins Amendment, we and Seacoast National are subject to the same regulatory capital requirements. Prior to January 1, 2015, the risk-based capital guidelines that apply to us are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord (“Basel II”) for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world (“Basel III”). In July 2013, U.S. regulators issued the Revised Capital Rules, which implement Basel III, as well as capital requirements set forth in the Dodd-Frank Act.

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

New Minimum Capital Requirements. The Revised Capital Rules require the following initial minimum capital ratios as of January 1, 2015:

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

When fully phased in on January 1, 2019, the Revised Capital Rules will require us and Seacoast National to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 7% (4.5% attributable to CET1 plus the 2.5% capital conservation buffer); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5% (6.0% attributable to Tier 1 capital plus the 2.5% capital conservation buffer), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 10.5% (8.0% attributable to Total capital plus the 2.5% capital conservation buffer) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk).

Regulatory Deductions.  The Revised Capital Rules provide for a number of deductions from and adjustments to CET1, including the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).

The Revised Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or thrift holding companies. However, for bank or thrift holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.

Bank Holding Company Regulation

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. The Federal Reserve may also examine our non-bank subsidiaries.

Expansion and Activity Limitations. Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of the voting shares of, any company engaged in the following activities:

•	banking or managing or controlling banks.

•	furnishing services to or performing services for our subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking, including:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	performing trust company functions;

•	providing financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions;

•	performing selected insurance underwriting activities;

•	providing certain community development activities (such as making investments in projects designed primarily to promote community welfare); and,

•	issuing and selling money orders and similar consumer-type payment instruments

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB”) substantially revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions, can elect to become “financial holding companies”. Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, a broad range of insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulation, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the term of its investment and does not manage the company on a day-to-day basis, and the invested company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to supervision and regulation of the Federal Reserve, but the GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While we have not become a financial holding company, we may elect to do so in the future in order to exercise the broader activity powers provided by the GLB. Banks may also engage in similar “financial activities” through subsidiaries. The GLB also includes consumer privacy provisions, and the federal bank regulatory agencies have adopted extensive privacy rules implementing these statutory provisions.

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

Support of Subsidiary Banks by Holding Companies. Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. Notably, the Dodd-Frank Act has codified the Federal Reserve’s “source of strength” doctrine; this statutory change became effective July 21, 2011. In addition, the Dodd-Frank Act’s new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC resulting from an affiliated depository institution’s failure. Accordingly, a bank holding company may be required to loan money to its bank subsidiaries in the form of capital notes or other instruments that qualify as capital under bank regulatory rules. However, any loans from the bank holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Capital Requirements

Prior to January 1, 2015, we and Seacoast National were subject to risk-based capital guidelines issued by the Federal Reserve and the OCC for bank holding companies and national banks, respectively. These guidelines required a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must have consisted of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). The remainder may have consisted of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock and up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). Under these rules, the Federal Reserve has stated that Tier 1 voting common equity should be the predominant form of capital.

In addition, the Federal Reserve and the OCC established minimum leverage ratio guidelines for bank holding companies and national banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provided that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks, including the volume and severity of their problem loans, and higher capital may be required as a result of an institution’s risk profile.

As noted above in “Basel III”, the capital requirements applicable to us and Seacoast National have changed effective January 1, 2015 in important respects as a result of the Revised Capital Rules, which implement provisions of the Dodd-Frank Act and Basel III. Moreover, reflecting the importance that regulators place on managing capital and other risks, the banking agencies have adopted rules and guidance for stress testing for banking organizations with more than $10 billion in total consolidated assets; the regulatory guidance outlines four “high-level” principles for stress testing practices that should be a part of a banking organization’s stress-testing framework. The guidance calls for the framework to (i) include activities and exercises that are tailored to the activities of the organization; (ii) employ multiple conceptually sound activities and approaches; (iii) be forward-looking and flexible; and (iv) be clear, actionable, well-supported, and used in the decision-making process.

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

All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. Under the regulations effective prior to January 1, 2015, a national bank will be (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of at least 5%, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and does not meet the definition of a “well capitalized” bank; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8% or a Tier 1 capital ratio of less than 4% or a leverage ratio that is less than 4% (3% in certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6% or a Tier I capital ratio of less than 3%, or a leverage ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. In order to qualify as well-capitalized or adequately capitalized, an insured depository institution must meet all three minimum requirements. At each successively lower capital tier, increasingly stringent corrective actions are or may be required. The federal bank regulatory agencies have authority to require additional capital.

Notably, the Revised Capital Rule updated the prompt corrective action framework to correspond to the rule’s new minimum capital thresholds, which took effect on January 1, 2015. Under this new framework, (i) a well-capitalized insured depository institution is one having a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 8 percent or greater, a CET1 capital ratio of 6.5 percent or greater, a leverage capital ratio of 5 percent or greater and that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure; (ii) an adequately-capitalized depository institution is one having a total risk based capital ratio of 8 percent or more, a Tier 1 capital ratio of 6 percent or more, a CET1 capital ratio of 4.5 percent or more, and a leverage ratio of 4 percent or more; (iii) an undercapitalized depository institution is one having a total capital ratio of less than 8 percent, a Tier 1 capital ratio of less than 6 percent, a CET1 capital ratio of less than 4.5 percent, or a leverage ratio of less than 4 percent; and (iv) a significantly undercapitalized institution is one having a total risk-based capital ratio of less than 6 percent, a Tier 1 capital ratio of less than 4 percent, a CET1 ratio of less than 3 percent or a leverage capital ratio of less than 3 percent. The Revised Capital Rules retain the 2 percent threshold for critically undercapitalized institutions, but make certain changes to the framework for calculating an institution’s ratio of tangible equity to total assets.

As of December 31, 2014, the consolidated capital ratios of Seacoast and Seacoast National were as follows:

	Regulatory	Seacoast	Seacoast
	Minimum	(Consolidated)	National
Tier 1 capital ratio	4.0%	15.39%	13.46%
Total risk-based capital ratio	8.0%	16.25%	14.32%
Leverage ratio	3.0-5.0%	10.32%	9.04%

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2014, and brokered deposits are not restricted.

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

Seacoast National recorded a small net loss in 2012, and net income in 2013 and 2014, but no dividends were paid to us during any of these years. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, based on our recent profitability, Seacoast National is eligible to distribute dividends up to $59.0 million to us, without prior OCC approval, as of December 31, 2014. Seacoast National has not given any consideration to dividends to the extent permitted by regulation.

With the redemption of our Series A Preferred Stock on December 31, 2013, our ability to pay dividends is no longer limited by the terms of our Series A Preferred Stock. Prior to redemption, and subject to limited exceptions, if we were not current in the payment of quarterly dividends on the Series A Preferred Stock, we were not permitted to pay dividends on our common stock. Dividend payments on the Series A Preferred Stock were current at redemption on December 31, 2013. No dividends on our common stock were declared or paid in 2014.

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

Effective April 1, 2011, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. Changes to assessment rates were developed to approximate the same inflow of premiums to the FDIC, but with a shifting of the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Initial base assessment rates applicable to second quarter 2011 assessments (and prospectively until the DIF reserve ratio reaches 1.15 percent) were as follows:

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

Since inception of the new schedule, Seacoast National’s overall rate for assessment calculations had been 14 basis points, the base rate for Risk Category II. As of September 19, 2013, with the release from its formal agreement with the OCC, Seacoast National’s rate was reduced to 8.15 basis points, a calculated rate under Risk Category I. As of September 30, 2014, Seacoast National’s rate was further reduced to 6.79 basis points, as calculated under Risk Category I. Seacoast National anticipates it will continue to calculate its assessment rate under Risk Category I guidelines prospectively. For Seacoast National, the new methodology has had a favorable effect, with premiums totaling $1.6 million for 2014, $2.6 million for 2013 and $2.7 million for 2012.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the FICO. FICO assessments are set by the FDIC quarterly and were 0.66 basis points for all four quarters during 2012, 0.64 basis points for all four quarters during 2013, and 0.62 basis points for all four quarters during 2014. The FICO assessment rate for the first quarter of 2015 is 0.60 basis points. FICO assessments of approximately $125,000, $124,000 and $136,000 were paid to the FDIC in 2012, 2013 and 2014, respectively.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. In addition, the Financial Crimes Enforcement Network has proposed new regulations that would require financial institutions to obtain beneficial ownership information for certain accounts, however, it has yet to establish final regulations on this topic.

Economic Sanctions. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

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

The Guidance applies to our CRE lending activities for construction and land development loans. At December 31, 2014, we had outstanding $53.3 million in commercial construction and residential land development loans and $33.7 million in residential construction loans to individuals, which represents approximately 31 percent of Seacoast National’s total risk based capital at December 31, 2014, well below the Guidance’s threshold.

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

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk. At December 31, 2014, the total CRE exposure for Seacoast National represents approximately 197 percent of total risk based capital, below the Guidance’s threshold.

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

In addition, the Credit Card Accountability, Responsibility and Disclosure (“CARD”) Act requires (1) 45-days advance notice to a cardholder before the interest rate on a card may be increased, subject to certain exceptions; (2) a ban on interest rate increases in the first year; (3) an opt-in for over-the-limit charges; (4) caps on high fee cards; (5) greater limits on the issuance of cards to persons below the age of 21; (6) new rules on monthly statements and payment due dates and the crediting of payments; and (7) the application of new rates only to new charges and of payments to higher rate charges.

Rules regarding overdraft charges for debit card and automatic teller machine, or ATM, transactions require banks to notify and obtain the consent of customers before enrolling them in an overdraft protection plan, except with regard to overdraft protection on checks or to automatic bill payments. Federal Reserve rules establish standards for debit card interchange fees and prohibit network exclusivity arrangements and routing restrictions. In addition, the CFPB issued final rules revising Regulation E, which governs electronic transactions, to implement certain Dodd-Frank requirements relating to “remittance transfer” transactions.

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

Other Regulatory Matters. We and our subsidiaries are subject to oversight by the SEC, Financial Industry Regulatory Authority. (“FINRA”), the Public Company Accounting Oversight Board (“PCAOB”), and Nasdaq and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

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

At December 31, 2014 and 2013, our nonperforming loans (which consist of nonaccrual loans) totaled $21.1 million and $27.7 million, or 1.2 percent and 2.1 percent of the loan portfolio, respectively. At December 31, 2014 and 2013, our nonperforming assets (which include foreclosed real estate) were $28.6 million and $34.5 million, or 0.9 percent and 1.5 percent of assets, respectively. In addition, we had approximately $6.1 million and $3.1 million in accruing loans that were 30 days or more delinquent at December 31, 2014 and 2013, respectively. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

As of December 31, 2014, we had deferred tax assets of $66.8 million, based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

The Company recorded a small loss in 2012, and recorded income for 2013 and 2014. The Company is in a three-year cumulative pretax gain position at December 31, 2014. A cumulative gain position is considered positive evidence in assessing the prospective realization of a deferred tax asset from a forecast of future taxable income. We also consider all positive and negative evidence including the impact of recent operating results, reversal of existing taxable temporary differences, tax planning strategies and projected earnings with the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our deferred tax assets were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operation, thereby negatively affecting our stock price.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. The sale of common stock in August 2009 is no longer within the prior three-year look back period as required by Section 382 and reduced, but did not eliminate the possible negative effects of a change in ownership. As previously disclosed on May 27, 2011, we adopted an amendment to our Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”) that is intended to help preserve our net operating losses (the “Protective Amendment”), however, such amendment may not be effective. Based upon independent analysis, management does not believe the common stock offering in November 2013, subsequent reverse stock split in December 2013, and common stock issued in regards to the BANKshares acquisition in October 2014 have any negative implications for the Company under Section 382. Deferred taxes for Section 382 events netting to $1.3 million were recorded by BANKshares for acquisition activity prior to our merger on October 1, 2014, and were migrated and recorded to the Company’s financial statements.

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

While we seek continued organic growth, as our earnings and capital position continue to improve, we will consider the acquisition of other banking businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we may not be able to consummate an acquisition that we believe is in our best interests, or we could endure regulatory delays or conditions that would prevent us from obtaining all of the expected benefits of a transaction. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

Although the Florida housing market appears to be strengthening, our real estate portfolios are exposed to weakness in the Florida housing market and the overall state of the economy.

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

Our concentration in commercial real estate loans could result in increased loan losses.

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risks of the asset, especially during a difficult economy. As of December 31, 2014 and 2013, 48.9 percent and 42.4 percent of our loan portfolio were comprised of CRE loans, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2014, we recorded a $3.5 million recapture of provisioning for losses, compared to additions of $3.2 million in 2013 and $10.8 million in 2012.

Seacoast National has a written CRE concentration risk management program and monitors its exposure to CRE; however, there is no guarantee that the program will be effective in managing our concentration in CRE.

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

We are a legal entity separate and distinct from Seacoast National and our other subsidiaries. Our primary source of revenue consists of dividends from Seacoast National. These dividends are the principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that Seacoast National may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders. We do not expect to pay dividends on our common stock to shareholders in the foreseeable future and expect to retain all earnings, if any, to support our capital adequacy and growth.

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

FDIC insurance premiums we pay may change and be significantly higher in the future. Market developments may significantly deplete the insurance fund of the FDIC and further reduce the ratio of reserves to insured deposits, thereby making it requisite upon the FDIC to charge higher premiums prospectively.

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

As of April 1, 2011, the FDIC implemented its new calculation methodology for insurance assessments, applying revised risk category ratings for calculating assessments to total assets less Tier 1 risk-based capital. Deposits are no longer utilized as the primary base and the base assessment rates vary depending on the DIF reserve ratio. We have not experienced any negative impact to our consolidated financial statements as a result of the new method as of December 14, 2014.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. U.S. Regulators issued the Revised Capital Rules, which implement Basel III, as well as capital requirements set forth in the Dodd-Frank Act. These rules establish increased minimum capital requirements and create other new requirements, such as the requirement to maintain a “capital conservation buffer” on top of the minimum risk-weighted asset ratios. These rules took effect on January 1, 2015 and will be phased in over a four year period. For a more detailed description of Basel III and the Revised Capital Rules, see “Item 1. Business—Supervision and Regulation.”

Lending goals may not be attainable.

It may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy our prospective goals for commercial, residential and consumer lending volumes. Future demand for additional lending is unclear and uncertain, and opportunities to make loans may be more limited and/or involve risks or terms that we likely would not find acceptable or in our shareholders’ best interest. A failure to meet our lending goals could adversely affect our results of operation and financial condition, liquidity and capital. Also, the profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

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

We operate in the highly competitive markets of Martin, St. Lucie, Brevard, Indian River and Palm Beach and Broward Counties in southeastern Florida, the Orlando, Florida metropolitan statistical area in Orange, Seminole and Lake County, as well as in Volusia County, and more rural competitive counties in the Lake Okeechobee, Florida region. Our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.

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

We collect and store sensitive data, including personally identifiable information of our customers and employees. Computer break-ins of our systems or our customers’ systems, thefts of data and other breaches and criminal activity may result in significant costs to respond, liability for customer losses if we are at fault, damage to our customer relationships, regulatory scrutiny and enforcement and loss of future business opportunities due to reputational damage. Although we, with the help of third-party service providers, will continue to implement security technology and establish operational procedures to protect sensitive data, there can be no assurance that these measures will be effective. We advise and provide training to our customers regarding protection of their systems, but there is no assurance that our advice and training will be appropriately acted upon by our customers or effective to prevent losses. In some cases we may elect to contribute to the cost of responding to cybercrime against our customers, even when we are not at fault, in order to maintain valuable customer relationships.

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

We are currently authorized to issue up to 60 million shares of common stock, of which 33,136,592 shares were outstanding as of December 31, 2014, and up to 4 million shares of preferred stock, of which no shares are outstanding. Subject to certain NASDAQ requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Our stock price is subject to fluctuations, and the value of your investment may decline.

The trading price of our common stock is subject to wide fluctuations. The stock market in general, and the market for the stocks of commercial banks and other financial services companies in particular, has experienced significant price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance, and the value of your investment may decline.

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

Seacoast currently operates its Seacoast Marine Finance Division in a 2,009 square foot leased facility in Ft. Lauderdale, Florida, and has representation in California, Washington and Arizona. The 1,200 square foot leased space in Newport Beach, California was closed at December 31, 2014.

CBF, our receivables factoring company occupies 1,511 square feet of leased space on the first floor of the Winter Park branch in Orlando, Florida.

Seacoast National maintained 42 branch offices, five commercial lending offices and its main office in Florida at December 31, 2014. As of December 31, 2014, the net carrying value of these offices (excluding the main office) was approximately $35.2 million. Seacoast National’s branch and commercial lending offices in 2014 are generally described as follows:

Branch Office	Year Opened	Square Feet	Owned/Leased

Jensen Beach 1000 N.E. Jensen Beach Blvd. Jensen Beach, FL 34957	1977	1,920	Owned

East Ocean 2081 East Ocean Blvd Stuart, FL 34996	1978 (relocated in 1995)	2,300	Owned; expected to close in 2015

Cove Road 5755 S.E. U.S. Highway 1 Stuart, FL 34997	1983	3,450	Leased

Hutchinson Island 4392 N.E. Ocean Blvd. Jensen Beach, FL 34957	1984	4,000	Lease expired; closed in December 2014

Westmoreland 1108 S.E. Port St. Lucie Blvd. Port St. Lucie, FL 34952	1985 (relocated in 2008)	4,468 (with 1,179 leased to tenants)	Owned building located on leased land

Wedgewood Commons 3200 U.S. Highway 1 Stuart, FL 34997	1988 (relocated in 2009)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land.

Bayshore 247 S.W. Port St. Lucie Blvd. Port St. Lucie, FL 34984	1990	3,520	Leased

Hobe Sound 11711 S.E. U.S. Highway 1 Hobe Sound, FL 33455	1991	8,000 (with 1,225 available to be leased to tenants)	Owned

Fort Pierce 1901 South U.S. Highway 1 Fort Pierce, FL 34950	1991 (relocated in 2008)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land

Martin Downs 2601 S.W. High Meadow Ave. Palm City, FL 34990	1992	3,960	Owned

Tiffany 9698 U.S. Highway 1 Port St. Lucie, FL 34952	1992	8,250	Owned

Vero Beach 1206 U.S. Highway 1 Vero Beach, FL 32960	1993	3,300	Owned

Cardinal 2940 Cardinal Dr. Vero Beach, FL 32963	1993 (relocated in 2008)	5,435	Leased

St. Lucie West 1100 S.W. St. Lucie West Blvd. Port St. Lucie, FL 34986	1994 (relocated in 1997)	4,320	Leased

Sebastian Wal-Mart 2001 U.S. Highway 1 Sebastian, FL 32958	1996	865	Leased; closed in December 2014

South Vero Square 752 U.S. Highway 1 Vero Beach, FL 32962	1997	3,150	Owned

Sebastian West 1110 Roseland Rd. Sebastian, FL 32958	1998	3,150	Owned

Tequesta 710 N. U.S. Highway 1 Tequesta, FL 33469	2003	3,500	Owned

Jupiter 585 W. Indiantown Rd. Jupiter, FL 33458	2004	2,881	Owned building located on leased land

Vero 60 West 6030 20th Street Vero Beach, FL 32966	2005	2,500	Owned

Downtown Orlando 65 N. Orange Ave. Orlando, FL 32801	2005	6,752	Lease expired; closed in December 2014

Maitland 541 S. Orlando Ave. Maitland, FL 32751	2005	4,536	Leased

PGA Blvd. 3001 PGA Blvd. Palm Beach Gardens, FL 33410	2006	13,454	Leased

South Parrott 1409 S. Parrott Ave. Okeechobee, FL 34974	2006	8,232	Owned

North Parrott 500 N. Parrott Ave. Okeechobee, FL 34974	2006	3,920	Owned

Arcadia 1601 E. Oak St. Arcadia, FL 34266	2006 (expanded in 2008)	3,256	Owned

Moore Haven 501 U.S. Highway 27 Moore Haven, FL 33471	2006 (relocated from leased premises in 2012)	4,415	Owned

Clewiston 300 S. Berner Rd. Clewiston, FL 33440	2006	5,661	Owned

LaBelle 17 N. Lee St. LaBelle, FL 33935	2006	2,361	Owned

Lake Placid 199 U.S. Highway 27 North Lake Placid, FL 33852	2006	2,125	Owned

Viera – The Avenues 6711 Lake Andrew Dr. Viera, FL 32940	2007	5,999	Leased; closed in December 2014

Murrell Road 5500 Murrell Rd. Viera, FL 32940	2008	9,041 (with 2,408 leased to tenants and 1,856 available to be leased)	Leased; closed in December 2014

Gatlin Boulevard 1790 S.W. Gatlin Blvd. Port St. Lucie, FL 34953	2008	5,300 (with 2,518 available for leasing)	Owned

Winter Park 1031 West Morse Blvd Winter Park, FL 32789	2014 (acquired through BankFIRST merger; opened 1989)	18,135 (with 9,069 occupied by Seacoast, 1,511 by CBF, and 7,555 available to be leased)	Leased

Winter Garden 13207 West Colonial Dr. Winter Garden, FL 34787	2014 (acquired through BankFIRST merger; opened 1989)	8,081	Owned

Eustis 15119 Highway 441 Eustis, FL 32726	2014 (acquired through BankFIRST merger; opened 1991)	4,699	Owned

Melbourne 300 South Harbor City Blvd. Melbourne, FL 32901	2014 (acquired through BankFIRST merger; opened 1996)	4,558	Owned

Ormond Beach 1240 W. Granada Blvd. Ormond Beach, FL 32174	2014 (acquired through BankFIRST merger; opened 1997)	8,810	Owned

Oviedo 2839 Clayton Crossing Way Oviedo, FL 32765	2014 (acquired through BankFIRST merger; opened 2000)	4,482	Owned

Viera 105 Capron Trial Viera, FL 32940	2014 (acquired through BankFIRST merger; opened 2000)	3,426	Owned

Apopka 345 East Main St. Apopka, FL 32703	2014 (acquired through BankFIRST merger; opened 2001)	4,984	Owned

Port Orange 405 Dunlawton Ave. Port Orange, FL 32127	2014 (acquired through BankFIRST merger; opened 2001)	3,120	Owned

Sanford 3791 West 1st St. Sanford, FL 32771	2014 (acquired through BankFIRST merger; opened 2003)	3,191	Owned

Titusville 4250 South Washington Ave. Titusville, FL 32780	2014 (acquired through BankFIRST merger; opened 2003)	2,050	Owned

Clermont 1000 East Highway 50 Clermont, FL 34711	2014 (acquired through BankFIRST merger; opened 2005)	7,354 (with 3,582 leased to tenants)	Owned

Sebastian 1627 U.S. Highway 1, Suite 107 Sebastian, FL 32958	2014	1,190	Leased

Sewall’s Point 3727 S. East Ocean Blvd, #102 Stuart, FL 34996	2014	3,522	Leased

Commercial lending offices	Opened In	Square Feet	Owned/Leased

Hannibal Square 444 W. New England Avenue, Suite 117 Winter Park, FL 32789	2013	2,000	Leased

Rialto 7335 W. Sand Lake Road, Suite 137 Orlando, FL 32819	2013	1,489	Leased

Park Place 7025 County Road 46A, Suite 1091 Heathrow, FL 32746	2013	1,979	Leased

Victoria Park Shoppes 622 North Federal Highway Ft. Lauderdale, FL 33304	2013	1,800	Leased

Town Center 5250 Town Center Circle, Suite 109 Boca Raton, FL 34486	2013	1,495	Leased

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

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

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“Nasdaq”). As of February 27, 2015 there were 33,135,526 shares of our common stock outstanding, held by approximately 1,980 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sales Price per Share of		Quarterly Dividends
	Seacoast Common Stock		Declared Per Share of
	High	Low	Seacoast Common Stock
2013
First Quarter	$11.25	$7.75	$0.00
Second Quarter	11.00	8.50	0.00
Third Quarter	12.30	10.10	0.00
Fourth Quarter	12.49	10.10	0.00
2014
First Quarter	$12.51	$10.55	$0.00
Second Quarter	11.28	10.00	0.00
Third Quarter	11.27	10.03	0.00
Fourth Quarter	14.24	10.80	0.00

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

Additional information regarding restrictions on the ability of Seacoast National to pay dividends to us is contained in Note C of the Notes to Consolidated Financial Statements. See “Item 1. Business- Payment of Dividends” of this Form 10-K for information with respect to the regulatory restrictions on dividends.

Outstanding Warrants

On May 30, 2012, Seacoast repurchased the Warrant previously issued to the U.S. Treasury under the TARP CPP for $81,000 (net of related expenses). Seacoast had no warrants outstanding at December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Item 6.	Selected Financial Data

For five years selected financial data of the Company is set forth under the caption “Financial Highlights” on page 120.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 61-99.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see “Interest Rate Sensitivity”, “Securities”, and “Market Risk” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 87-88 and pages 96-97.

Item 8.	Financial Statements and Supplementary Data

The reports of Crowe Horwath LLP and KPMG LLP (KPMG), independent registered public accounting firms, and the Consolidated Financial Statements and Notes appear on pages 121-173. Quarterly Consolidated Income Statements are included on page 119 entitled “Selected Quarterly Financial Information”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, as defined in SEC Rule 13a-15 under the Exchange Act, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective. As permitted, the Company has excluded the current year acquisition of The BANKshares, Inc. (represents approximately 20 percent of total consolidated assets at December 31, 2014) from the scope of management’s report on internal control over financial reporting.

Our independent registered public accounting firm, Crowe Horwath LLP, has issued an attestation report on our internal control over financial reporting which is included herein.

(c)	Change in Internal Control Over Financial Reporting

As reported in our 2013 Annual Report on Form 10-K as of December 31, 2013, our management concluded that our internal control over financial reporting was not effective as a result of a material weakness related to ineffective review of the accounting for previously recorded charge-offs, a non-routine matter, related to a matured troubled debt restructured loan.

During 2014, management has taken steps to remediate the material weakness, including implementing controls to ensure that the Company’s financial department provides for additional management review, and consulting, as needed, with outside independent consultants and accounting experts when faced with non-routine accounting matters. As a result of the successful implementation of the remediation activities noted, as well as subsequent successful testing of the design and operation of the enhanced control procedure, management has concluded that its material weakness as disclosed in the Company’s 2013 Annual Report on Form 10-K has been remediated as of December 31, 2014.

Except as described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2015 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation and Governance Committee Report” and “2014 Director Compensation” in the 2015 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2014.

Equity Compensation Plan Information

December 31, 2014
			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstand-	outstanding	(excluding securities
	ing options, warrants	options, warrants	represented
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by shareholders:
2000 Plan (1)	37,400	$116.43	0
2008 Plan (2)	0	0.00	0
2013 Plan (3)	455,600	10.70	387,024
Employee Stock Purchase Plan (4)	0	0.00	116,640
TOTAL	493,000	$18.72	503,664

(1)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.

(2)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.

(3)	Seacoast Banking Corporation of Florida 2013 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, prospectively.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Security Ownership of Management and Certain Beneficial Holders” in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Compensation and Governance Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2015 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 121.

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

Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K, filed December 13, 2013.

Exhibit 3.2 Amended and Restated By-laws of the Company

Incorporated herein by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 21, 2007.

Exhibit 4.1 Specimen Common Stock Certificate

Incorporated herein by reference from Exhibit 4.1 to the Company’s Form 10-K, filed on March 17, 2014.

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

Exhibit 4.11 Registration Rights Agreement

Dated January 13, 2014, between the Company and CapGen Capital Group III, L.P., incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 14, 2014.

Exhibit 10.1 Amended and Restated Retirement Savings Plan*

Incorporated herein by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 15, 2011.

Exhibit 10.2 Amended and Restated Employee Stock Purchase Plan*

Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on DEF14A, filed with the Commission on April 27, 2009.

Exhibit 10.3 Dividend Reinvestment and Stock Purchase Plan

Incorporated by reference to the Company’s Form S-3 filed on November 12, 2014.

Exhibit 10.4 2000 Long Term Incentive Plan as Amended*

Incorporated herein by reference from the Company’s Registration Statement on Form S-8 File No. 333-49972, filed November 15, 2000, and Proxy Statement on Form DEF 14A, filed on March 13, 2000.

Exhibit 10.5 Executive Deferred Compensation Plan*

Incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 30, 2001.

Exhibit 10.6 Change of Control Employment Agreement*

Dated December 24, 2003 between William R. Hahl and the Company, incorporated herein by reference from Exhibit 10.17 to the Company’s Form 8-K, filed December 29, 2003.

Exhibit 10.7 Amended and Restated Directors Deferred Compensation Plan*

Incorporated herein by reference from Exhibit 10.9 to the Company’s Form 10-K, filed on March 17, 2014.

Exhibit 10.8 2008 Long-Term Incentive Plan*

Incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Form DEF 14A, filed March 18, 2008.

Exhibit 10.9 Form of 409A Amendment to Employment Agreement with William R. Hahl*

Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed January 5, 2009.

Exhibit 10.10 2013 Incentive Plan

Incorporated herein by reference from Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed April 9, 2013.

Exhibit 10.11 Letter Agreement Regarding Lead Director Position*

Dated March 1, 2014 between Roger O. Goldman and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed March 6, 2014.

Exhibit 10.12 Form of Change of Control Employment Agreement with Daniel Chappell, Charles Cross, David Houdeshell, Jeffery D. Lee and Charles Shaffer*

Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed November 3, 2014.

Exhibit 10.13 Employment Agreement*

Dated December 18, 2014 between Dennis S. Hudson, III and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed December 19, 2014.

Exhibit 10.14 Agreement and Plan of Merger

Dated April 24, 2014, by and among the Company, Seacoast National Bank, The BANKshares, Inc. and BankFIRST, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed April 28, 2014.

Exhibit 21 Subsidiaries of Registrant

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

Exhibit 23.2 Consent of Independent Registered Public Accounting Firm

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

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III Dennis S. Hudson, III, Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 16, 2015

/s/ William R. Hahl William R. Hahl, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2015

/s/ Dennis J. Arczynski Dennis J. Arczynski, Director	March 16, 2015

/s/ Stephen E. Bohner Stephen E. Bohner, Director	March 16, 2015

/s/ T. Michael Crook T. Michael Crook, Director	March 16, 2015

/s/ H. Gilbert Culbreth, Jr. H. Gilbert Culbreth, Jr, Director	March 16, 2015

Date

/s/ Julie H. Daum Julie H. Daum, Director	March 16, 2015

/s/ Christopher E. Fogal Christopher E. Fogal, Director	March 16, 2015

/s/ Maryann B. Goebel Maryann B. Goebel, Director	March 16, 2015

/s/ Roger O. Goldman Roger O. Goldman, Director	March 16, 2015

/s/ Robert B. Goldstein Robert B. Goldstein, Director	March 16, 2015

/s/ Dale M. Hudson Dale M. Hudson, Director	March 16, 2015

/s/ Dennis S. Hudson, Jr. Dennis S. Hudson, Jr., Director	March 16, 2015

/s/ Thomas E. Rossin Thomas E. Rossin, Director	March 16, 2015

Edwin E. Walpole, III, Director	March 16, 2015

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) and their results of operations during 2014, 2013 and 2012. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast National Bank (“Seacoast National” or the “Bank”). This discussion and analysis is intended to highlight and supplement information presented elsewhere in the annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Overview

The Company has been proactively positioning its business for growth by aggressively focusing on improving credit quality, de-risking the overall loan portfolio, disposing of problem assets, increasing loan production and growing core deposits.

In addition, several important accomplishments in 2014 further improved the position of the Company to increase net income to common shareholders in 2015, and prospectively. These included:

•	completion of its acquisition of The BANKshares, Inc. (“BANKshares”) and its banking subsidiary BankFIRST on October 1, 2014;

•	use of excess liquidity to acquire floating rate investment securities;

•	a consolidation of branch locations, including the closure of five offices and opening of two new locations during the fourth quarter (see “Part I, Item 2 – Properties” for more detail); and

•	continued investments in digital technology and improved processes and reducing future overhead.

Also a number of significant milestones and improvements in our business were completed in 2013. They included:

•	the recapture of the $45 million valuation allowance on net deferred tax assets;

•	a successful raise of $75 million in common equity;

•	the termination of the Bank’s formal agreement with the Office of the Comptroller of the Currency (“OCC”);

•	the redemption of the Company’s $50 million in outstanding Series A Preferred Stock originally issued to the U.S. Department of Treasury under the Troubled Asset Relief Program; and

•	investing in new commercial lending offices and loan production personnel in larger metro markets in Orlando, Boca Raton and Fort Lauderdale.

As a result, revenue (aggregate net interest income and noninterest income) increased significantly for 2014, higher by $10.2 million or 11.3 percent compared to results for 2013. In addition, for the year ended December 31, 2014, we had strong double digit loan growth from increased organic loan production and loans acquired from BankFIRST, and the Company reduced noninterest expenses prospectively while absorbing increases in core operating expenses related to new investments to improve revenue growth and improve customer service.

Enhancing our footprint was the acquisition of BANKshares. On October 1, 2014, the Company completed its acquisition of BANKshares, whereby BANKshares merged with and into the Company. Pursuant to and simultaneous with the merger of BANKshares with and into the Company, BANKshares’s wholly owned subsidiary bank, BankFIRST, merged with and into the Company’s subsidiary bank, Seacoast National Bank. The Company acquired 100% of the outstanding common stock of BANKshares. The purchase price consisted wholly of stock. Each share of BANKshares common stock was exchanged for 0.4975 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on September 30, 2014, the resulting purchase price was $76.8 million. The Company’s primary reasons for the transaction were to further solidify its market share in the Central Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale. The acquisition contributed $516.3 million in total deposits and $365.4 million in loans to our balance sheet, and significantly boosted our net interest margin in the fourth quarter of 2014. The acquisition of BANKshares increases our number of households by approximately 13%. It also provides excellent opportunities for growth in one of Florida’s fastest growing markets.

Through our new commercial lending offices, the Company continues to focus on reaching customers in unique ways, creating a path to achieve higher customer satisfaction. The commercial lending offices provide our customers with talented, results-oriented staff, specializing in loans to the smaller business market segment. From their tenure and market experience, our bankers are familiar with the multitude of challenges the small business customer faces. Seacoast intends to build customer relationships with depth that surpass traditional commercial lending, and open opportunities into other areas in which we provide services.

During the third and fourth quarters of 2014, average investment securities increased $234.9 million, or $149.5 million excluding securities from the BANKshares acquisition. Funding for the increase in investment securities (uncapped floating rate collateralized loan obligations with credit support) was derived from liquidity, both legacy and that acquired in the merger, and increase in seasonal funding from our core customer deposit base. This deployment contributed approximately 10 basis points to net interest margin improvement in the fourth quarter and should continue to provide a benefit prospectively.

Our customer growth strategy has also included investments in digital delivery and products we believe have contributed to increasing core customer funding. As of December 31, 2014, approximately 59 percent of our online customers have adopted mobile product offerings and the total number of services utilized by our retail customers increased to an average of 4.1 per household, primarily due to an increase in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 13,659 users at December 31, 2013 to 21,587 users at December 31, 2014, an increase of 58 percent. We are concentrating on building a more integrated distribution system which will allow us to reduce our fixed costs as we further invest in technology designed to better serve our customers. The growth in new households, a deepening of relationships with current households, and better retention overall is creating stronger value in our core customer franchise.

A persistent emphasis on expense reduction resulted in the successful implementation of first and second quarter 2014 cost savings totaling $1.4 million and $1.9 million, respectively, annually. These savings were the result of negotiations with our current vendors for competitive pricing, changes in organizational structure, and the termination of the regulatory agreement and its requirements. Legacy cost reductions (primarily branch consolidations) totaling $1.8 million annualized were implemented in the fourth quarter 2014. One-time charges included in noninterest expense for 2014 related to these reductions totaled $4.3 million. These legacy cost reductions are in addition to cost savings related to the acquisition of BANKshares that totaled in excess of $5.5 million annually and will be fully implemented in the first quarter 2015. Taken together they are expected to further reduce quarterly noninterest expenses by an additional $1.1 million beginning in the first quarter of 2015.

The combination of these actions, including additional office consolidations, revenue enhancements, an acceleration of growth initiatives and a variety of cost-saving opportunities, resulted in net income available to common shareholders for 2014 of $5.7 million, compared to 2013’s net income of $3.1 million excluding $44.8 million from the recapture of the deferred tax valuation allowance, and a net loss of $710,000 for 2012. Net income available to common shareholders for 2014 totaled $5.7 million or $0.21 per average common diluted share, compared to 2013 net income totaling $47.9 million or $2.44 per average common diluted share, and a net loss of $4.5 million or $(0.24) per average common diluted share for 2012 (after preferred dividends and accretion of preferred stock discount). Per share amounts reflect the 1 for 5 reverse stock split effective December 13, 2013, as previously approved by shareholders of the Company at its annual meeting in 2013.

We project noncore credit related expenses, primarily losses on other real estate owned (“OREO”) and asset disposition expense, will continue to decline as nonperforming assets decline and the economy improves, however we expect the provision for loan losses will normalize and likely increase for 2015, with loan growth in our portfolio the primary driver. Our successful retail and business deposit growth initiatives continue to be emphasized and we expect further increases in households served, margins and fees for 2015.

We plan to continue to execute on our targeted plan to grow our customer and commercial franchise. During the fourth quarter of 2014, we refreshed and reintroduced our brand, retooling our logo and associated signage throughout our branch network and digital platforms. The accretive effect of the acquisition, as well as, ongoing investments in loan production personnel and digital technology, and the effect of asset quality improvements and expense management, bode well for prospective earnings improvements. Our successes in 2014 are expected to carry over into 2015, and are a direct result of Company management executing on our strategic initiatives, and our improved condition supporting better growth for both consumer household and commercial relationships prospectively. We believe growing our customer and commercial franchise is the best way to build shareholder value, and we expect to continue supplementing this growth through strategic acquisition opportunities from time to time.

The Company’s capital is expected to continue to increase with positive earnings. The board and management currently believe that the Company’s overall level of capital is sufficient given the current economic environment.

Our Business

The Company is a single-bank holding company with operations on Florida’s southeast coast (ranging from Broward County in the south to Brevard and Volusia County in the north) as well as Florida’s interior around Lake Okeechobee and up through Orlando (including Orange, Seminole and Lake County). The Company had 43 full service offices at December 31, 2014, compared to 34 offices at December 31, 2013. In 2014, Seacoast acquired 12 offices from BANKshares, closed and consolidated five existing offices, and opened two new full service offices to supplant the closed offices. Two full service offices were closed and consolidated with other locations during January 2013, and two other offices were closed and consolidated in December 2012. During 2013, five commercial lending offices with supporting personnel were opened, two late in the first quarter, two during the second quarter and one in the fourth quarter of 2013.

The Company, through Seacoast National, provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, brokerage, and secured and unsecured loan products, including revolving credit facilities, letters of credit and similar financial guarantees. Seacoast National also provides trust and investment management services to retirement plans, corporations and individuals.

While the past recession adversely affected our markets, we have seen much improvement in the last two years and expect these markets to continue to improve because these areas in Florida remain attractive markets in which to live and there are many positive indications that Florida’s economy will continue to improve.

Florida’s economic recovery is now well established, with solid job growth, declining unemployment, and higher consumer confidence fueling improvements in our markets. We believe the Florida economy will further strengthen in 2015, as we continue to attract population inflows. Our housing markets, manufacturing base, tourism and services industries are building on current momentum, and provide a diversified base for our economy. The residential real estate market is becoming stronger as pricing continues to firm and sales volumes continue to increase. Many seasonal businesses are now reporting improving trends. We are also hopeful the Congress and President of the United States will collaborate to avert any dampening to the economy prospectively. Our primary competitors now are the mega-banks, and many of these large institutions are struggling with higher capital requirements and new restrictions and regulations that are requiring difficult choices regarding their business models. We continue to believe we have entered a period of opportunity to achieve meaningful market share gains

Strategic Review

As part of its ongoing consideration and evaluation of its long-term prospects and strategies, Seacoast’s board of directors and senior management have regularly reviewed and assessed its business strategies and objectives, including strategic opportunities and challenges, and have considered various strategic opportunities, including mergers and acquisitions, all with the goal of enhancing long term value for its shareholders and other stakeholders. The Company will likely continue to consider strategic acquisitions as part of the Company’s overall future growth plans in complementary and attractive markets within the state of Florida.

The Company operates both a full retail banking strategy in its core markets, which are some of Florida’s wealthiest, as well as a complete commercial banking strategy. The Company’s core markets are comprised of Martin, St. Lucie and Indian River counties located on Florida’s southeast coast, Okeechobee County, which is contiguous to these coastal counties, and Orange, Seminole and Lake County located in Central Florida. Our core markets contain 28 of our 43 retail full service locations, including four private banking centers. Because of the branch coverage in these markets, the Company has a significant presence, which provides convenience to customers and results in a larger deposit market share. The Company’s deposit mix for the fourth quarter of 2014 is favorable with 86 percent of average deposit balances comprised of NOW, savings, money market and noninterest bearing transaction customer accounts. The acquisition of BANKshares increased the Company’s total deposits by approximately $516.3 million, consisting of $208.4 million in noninterest demand deposits, $220.5 million in NOW, savings and money market accounts, and $87.4 million in certificates of deposit. The cost of deposits averaged 0.12 percent for 2014 (compared to 0.16 percent for 2013 and 0.32 percent for 2012), which the Company believes ranks among the lowest when compared to other banks operating in the Company’s market. The Company has improved its acquisition, retention and mix of deposits and has benefited from lower rates paid for interest bearing liabilities .. This has resulted in lower funding costs and improved profitability. As part of the Company’s complete retail product and service offerings, customers are provided wealth management services through our trust wealth management division and brokerage services through a co-source relationship.

The Company’s net interest margin increased 10 basis points to 3.25 percent during 2014 from 2013. The improvement follows on prior year’s trend when net interest margin decreased from 3.22% in 2012 to 3.15% in 2013. In 2014, the year over year improvement results from increases in net loans, investment securities and improved deposit mix compared to a year ago. The merger with BANKshares was favorable, supplementing net interest income and benefiting our margin. The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies keeping interest rates low have been primary forces affecting net interest income and net interest margin results. In 2013, net interest income was lower as a result of lower loan and investment security yields, partially offset by an improved deposit mix and loan growth. Overall, loan production improved during 2014, 2013 and 2012. In 2014, the Company had commercial/commercial real estate loan production of $258 million, compared to more limited production of $200 million and $111 million, respectively, for 2013 and 2012. The Company closed $225 million in residential loans during 2014, compared to the $251 million in 2013 and $250 million in 2012. Stabilizing home values and lower interest rates sparked renewed interest by consumers in home equity loans and lines of credit during 2014. Higher interest rates beginning in the third quarter of 2013 slowed residential loan production and carried over into first quarter 2014’s production. We expect improved commercial loan production in 2015, which we anticipate will be accomplished by increasing market share through our growing presence in the Orlando and Palm Beach markets.

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) has made a historic effort over the past several years to rejuvenate the economy and limit the effect of the recession by keeping interest rates between 0 and 25 basis points and expanding various liquidity programs. The Federal Reserve has indicated that it will maintain the target range for the federal funds rate for a considerable time following the end of its asset purchase program in October of 2014. However, if incoming information indicates faster progress toward the Federal Reserve’s employment and inflation objectives than it now expects, then increases in the target range for the federal funds rate are likely to occur sooner than currently anticipated. Conversely, if progress proves slower than expected, then increases in the target range are likely to occur later than currently anticipated. While rates have been at historic lows, it is not expected to continue indefinitely. Including the acquisition of BANKshares, our net interest margin for the fourth quarter 2014 was successfully managed to 3.56 percent, up 39 basis points compared to third quarter 2014. Prospectively, our focus will be on continuing to improve our deposit mix by increasing low cost deposits and adding to our loan balances to offset compressed interest rate spreads which are expected to continue into 2015.

Loan Growth and Lending Policies

For 2014, balances in the loan portfolio increased 39.7 percent, compared with an increase of 6.4 percent for 2013 and a decline of 1.5 percent for 2012, reflecting the acquisition of BANKshares and a significant improvement from the recessionary climate and loan sales of 2012 and prior years. Adjusting for loans acquired from BANKshares, the loan portfolio grew 11.8 percent during 2014, year over year. Additional commercial relationship managers hired during 2013 at our new commercial lending offices increased loan growth in 2014, and with improving economic conditions will continue to do so prospectively. The Company expects loan growth opportunities for all types of lending in 2015, including commercial lending to targeted customer segments and 1-4 family agency conforming residential mortgages. We will continue to expand our business banking teams, adding new commercial loan officers where market opportunities arise. In addition, the acquisition of a receivables factoring subsidiary in the BANKshares merger provides another product vehicle to better serve our customers. We believe that achieving our revenue growth objectives, together with continued reductions in credit costs and reduced problem loan related expenses will provide us with the potential to make further, meaningful improvements in our earnings in 2015.

In recent years, the Company increased its focus and monitoring of its exposure to residential land, acquisition and development loans. We undertook steps to de-risk this portfolio and our activities resulted in greater loan pay-downs, collections from guarantors, and obtaining additional collateral to support the loans. Overall, the Company reduced its exposure to residential land, acquisition and development loans from its peak of $352 million or 20.2 percent of total loans in early 2007 to $16 million or 0.9 percent at December 31, 2014.

Our construction and land development loans were $87.0 million at December 31, 2014, up $19.5 million from $67.5 million at December 31, 2013, which was up $6.8 million from $60.7 million at December 31, 2012. The size of our average commercial construction and land development loan at December 31, 2014, 2013 and 2012 was $392,000, $416,000 and $496,000, respectively.

Deposit Growth, Mix and Costs

The Company’s focus on high quality customer service, expanded digital products and distribution, as well as convenient branch locations supports its strategy to provide stable, low cost deposit funding growth over the long term. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining its focus on building customer relationships. We believe that digital product offerings are central to prospective core deposit growth as access via these distribution channels is increasingly required by our customers. During the last two years, the Company experienced significant growth in its average transaction deposits (noninterest bearing demand and NOW accounts), with increases of $157.8 million or 17.2 percent in 2014, and $98.7 million or 12.0 percent in 2013, year over year. Along with new relationships, our deposit programs have improved our market share, increased average services per household, and decreased customer attrition.

Our growth in core deposits has also helped us limit further degradation to our net interest margin throughout the last two years. Declines in certificates of deposit (“CDs”), which are a higher cost of funds, continued in 2014 and 2013, but growth in core deposit relationships more than offset such declines. The Company believes that its overall deposit mix remains favorable and its average cost of deposits, including noninterest bearing demand deposits, remains low. The average cost of deposits for the Company continued to trend lower in 2014. In 2014, the cost of deposits was 0.12 percent, decreasing 4 basis points from 0.16 percent for the prior year, which was a 16 basis point decrease from 0.32 percent in 2012.

During 2014, total deposits increased $610 million or 33.8 percent and sweep repurchase agreements increased $2 million or 1.5 percent, versus 2013. Deposits for 2014 include acquired balances from BANKshares of approximately $516 million. In comparison, during 2013 total deposits increased $47 million or 2.7 percent and sweep repurchase agreements increased $15 million or 10.6 percent when compared to 2012. Most of the increase in sweep repurchase agreements during 2013 was in public funds, principally from higher tax collector receipts.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:

•	the allowance and the provision for loan losses;

•	fair value measurements;

•	acquisition accounting and purchased loans

•	intangible assets

•	other than temporary impairment of securities;

•	realization of deferred tax assets; and

•	contingent liabilities.

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired and purchased loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For 2014 we recorded a recapture of the allowance for loan losses of $3.5 million, which compared to provisioning for 2013 of $3.2 million. Net recoveries of $0.5 million for 2014 compared to net charge-offs of $5.2 million for 2013, and were (0.03) and 0.41 percent of average total loans for each year, respectively. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Table 12 provides certain information concerning the Company’s allowance (recapture) and provisioning for loan losses for the years indicated.

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses declined $2,997,000 to $17,071,000 at December 31, 2014, compared to $20,068,000 at December 31, 2013. The allowance for loan losses (“ALLL”) framework has four basic elements. Specific allowances for loans individually evaluated for impairment. General allowances for pools of homogeneous non purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated. Specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows. General allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of December 31, 2014, the specific allowance related to impaired portfolio loans individually evaluated totaled $3.6 million, compared to $5.4 million as of December 31, 2013.

The second element of the ALLL analysis, the general allowance for homogeneous portfolio loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and qualitative factors designed and intended to measure expected losses. These baseline factors are developed and applied to the various portfolio loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss. These influences may include elements such as changes in concentration risk, macroeconomic conditions, and/or recent observable asset quality trends.

The third component consists of amounts reserved for purchased credit-impaired loans. On a quarterly basis, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio.

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at December 31, 2014 include loans acquired from BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from BANKshares at the acquisition date was approximately $11.2 million, or approximately 3.1 percent of the outstanding aggregate loan balances. This amount is accreted into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at December 31, 2014, and therefore no provision for loan loss was recorded related to these loans at December 31, 2014.

Our analyses of the adequacy of the allowance for loan losses also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions and loan growth.

The Company’s independent Credit Administration Department assigns all loss factors to the individual internal risk ratings based on an estimate of the risk using a variety of tools and information. Its estimate includes consideration of the level of unemployment which is incorporated into the overall allowance. In addition, the portfolio loans are segregated into a graded loan portfolio, residential, installment, home equity, and unsecured signature lines, and loss factors are calculated for each portfolio.

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

Net recoveries for the year ended December 31, 2014 totaled $489,000, compared to net charges-offs of $5,224,000 for the year ended December 31, 2013 (See “Table 12 – Summary of Loan Loss Experience” for detail on net charge-offs for the last five years). Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at December 31, 2014 and 2013. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of portfolio loans outstanding was 1.14 percent at December 31, 2014, compared to 1.54 percent at December 31, 2013. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of December 31, 2014. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance will likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At December 31, 2014, the Company had $1.611 billion in loans secured by real estate, representing 88.4 percent of total loans, up from $1.181 billion but lower as a percent of total loans (versus 90.5 percent) at December 31, 2013. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

Nonperforming assets (“NPAs”) at December 31, 2014 totaled $28,602,000 and were comprised of $18,563,000 of nonaccrual portfolio loans, $2,577,000 of nonaccrual purchased loans, $5,567,000 of non-acquired other real estate owned (“OREO”) and $1,895,000 of acquired OREO. In comparison, NPAs at December 31, 2013 totaled $34,532,000 (comprised of $27,672,000 in nonaccrual loans and $6,860,000 of OREO). At December 31, 2014, approximately 99.1 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. See the tables below for details about nonaccrual loans. At December 31, 2014, nonaccrual loans have been written down by approximately $5.5 million or 21.9 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during 2014 and 2013 that reduced non-acquired OREO outstanding. Compared to December 31, 2013, non-acquired OREO was $1.3 million or 18.8 percent lower at December 31, 2014. This represents the lowest level of OREO since 2008 and is reflective of our improving credit quality.

During 2014, $8.5 million in loans were moved to nonperforming compared to $10.0 million for all of 2013. Of the $8.5 million, $4.0 million was related to purchased loans in the fourth quarter. Most of the loans are collateralized by real estate. During the second quarter of 2014, a single commercial credit of $4.3 million was transferred from nonaccrual loans to troubled debt restructure (“TDR”). Inflows to nonperforming loans during 2012 included a $14.4 million performing TDR commercial real estate loan participation. This loan was written down to $10.3 million in the third quarter of 2012 and moved to loans available for sale. Subsequently the loan was sold for a loss of $1.2 million as reflected on our income statement at December 31, 2012. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of December 31, 2014, management believes that future inflows to nonperforming loans will continue to be reduced.

The table below shows the nonperforming inflows by quarter for 2014, 2013 and 2012:

New Nonperforming Loans
(In thousands)	2014	2013	2012
First quarter	$1,651	$2,868	$20,207
Second quarter	810	2,949	17,291
Third quarter	523	2,019	14,521
Fourth quarter*	5,525	2,167	6,891

*$4,007 related to BankFIRST loans acquired in the fourth quarter 2014.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $25.0 million at December 31, 2014 compared to $25.1 million at December 31, 2013. The tables below set forth details related to nonaccrual and restructured loans.

	Nonaccrual Loans			Accruing
December 31, 2014	Non-	Per-		Restructured
(In thousands)	Current	forming	Total	Loans
Construction & land development
Residential	$0	$26	$26	$1,903
Commercial	1,621	0	1,621	71
Individuals	0	316	316	202
	1,621	342	1,963	2,176
Residential real estate mortgages	2,941	11,856	14,797	14,303
Commercial real estate mortgages	1,698	2,491	4,189	7,990
Real estate loans	6,260	14,689	20,949	24,469
Commercial and financial	0	0	0	120
Consumer	0	191	191	408
	$6,260	$14,880	$21,140	$24,997

At December 31, 2014 and 2013, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

NONPERFORMING ASSETS

Total TDRs by type of modification

	2014		2013
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	106	$18,906	113	$19,843
Maturity extended with change in terms	71	8,891	81	10,620
Forgiveness of principal	1	1,588	1	1,838
Chapter 7 bankruptcies	54	3,348	55	2,594
Not elsewhere classified	11	1,786	10	5,602
	243	$34,519	260	$40,497

During the first, second, third and fourth quarters of 2014, newly identified TDRs totaled $0.4 million, $4.9 million, $0.1 million and $0.1 million, respectively, compared to $10.7 million for all of 2013. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding December 31, 2014 defaulted during the twelve months ended December 31, 2014, compared to $1,948,000 for 2013. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At December 31, 2014, loans totaling $43,577,000 were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $3,541,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $52,969,000 and $5,446,000, respectively, at December 31, 2013.

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

Acquisition Accounting, and Purchased Loans .

The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Over the life of the purchased credit impaired loans acquired, the Company continues to estimate cash flows expected to be collected. The Company evaluates at each balance sheet date whether the present value of the acquired loans using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 74 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter.

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

At December 31, 2014, outstanding securities designated as available for sale totaled $741,375,000. The fair value of the available for sale portfolio at December 31, 2014 was less than historical amortized cost, producing net unrealized losses of $5,015,000 that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2014 and 2013. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of December 31, 2014, the Company’s available for sale investment securities, except for approximately $24.3 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $476.4 million, or 64.3 percent of the total available for sale portfolio. The portfolio also includes $115.4 million in private label securities, most secured by collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. During 2013, the Company invested $32.2 million in uncapped 3-month Libor floating rate collateralized loan obligations. Supplemental purchases of collateralized loan obligations increased the total to $125.2 million as of December 31, 2014. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated credit rated A or higher and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating. At October 1, 2014, BANKshares securities of $85.4 million were acquired and added to the available for sale portfolio at their fair market value, comprised of $67.6 million of U.S. Treasury and U.S. Government securities and $17.8 million of securities issued by states and their political subdivisions.

On May 31, 2014 management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.0 million.

For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount.

The securities transferred management believes are a core banking asset that they now intend to hold until maturity and if interest rates were to increase before maturity the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $8.5 million as of December 31, 2014, $3.6 million more than the balance at year-end 2013. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at December 31, 2014 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At December 31, 2014, the Company had net deferred tax assets (“DTA”) of $66.8 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at December 31, 2013 the Company had a net DTA of $66.9 million.

As a result of the losses incurred in 2010 and 2012, the Company had a three-year cumulative pretax loss until the end of the third quarter of 2013. At September 30, 2013, the total converted to a three-year cumulative pretax income of $4.7 million. Lower credit costs and increased earnings before taxes for 2013 and 2014 results in management’s conclusion that recovery of the net deferred tax assets is more likely than not from future earnings. Other important factors that support this conclusion are:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth and the 2014 acquisition will further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards before expiration,

•	Credit costs have declined and overall credit risk has declined which decreases the impact on future taxable earnings,

•	Forecasted growth rates for loans are at levels considered reasonable and supported by the acquisition, increased loan officers and support staff. Additional loan officer salaries were added to assure loan portfolio growth and support increased interest income.

•	New loan production credit quality and concentrations are being well managed through improved and enhanced credit functions and therefore will not cause increased credit costs. The independent loan review in 2014 focused on review of underwriting of new loans and no weaknesses were reported.

•	Current economic growth forecasts for Florida and the Company’s markets in particular are robustly supported by population increases.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2014 and 2013, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

Results of Operations

Earnings Summary

Net income available to common shareholders for 2014 totaled $5,696,000, or $0.21 per average common diluted share, compared to net income of $47,916,000, or $2.44 per average common diluted share, in 2013, and a net loss of $4,458,000, or $(0.24) per average common diluted share, in 2012.

Net Interest Income

Net interest income (on a fully taxable equivalent basis) for 2014 totaled $75,221,000, increasing by $9,786,000 or 15.0 percent as compared to 2013. Net interest margin on a tax equivalent basis for 2014 increased 10 basis points to 3.25 percent compared to 3.15 percent in 2013. The year over year improvement results from increases in net loans, in investment securities and our improved deposit mix compared to a year ago. The addition of BANKshares’ business volumes on October 1, 2014, amplified performance in the fourth quarter of 2014, with a $7,601,000 increase in net interest income from the third quarter of 2014, and $8,547,000 increase compared to fourth quarter 2013. We anticipate 2015’s net interest income will benefit from the full year impact of the acquisition. The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
Fourth quarter 2013	16,336	3.08%
First quarter 2014	16,277	3.07
Second quarter 2014	16,779	3.10
Third quarter 2014	17,282	3.17
Fourth quarter 2014	24,883	3.56

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

	Total	Fourth	Third	Second	First	Total	Fourth
	Year	Quarter	Quarter	Quarter	Quarter	Year	Quarter
(Dollars in thousands	2014	2014	2014	2014	2014	2013	2013
Non-taxable interest income	$314	$150	$54	$54	$56	$432	$112
Tax Rate	35%	35%	35%	35%	35%	35%	35%
Net interest income (TE)	$75,221	$24,883	$17,282	$16,779	$16,277	$65,435	$16,336
Total net interest income (not TE)	74,907	24,733	17,228	16,725	16,221	65,206	16,277
Net interest margin (TE)	3.25%	3.56%	3.17%	3.10%	3.07%	3.15%	3.08%
Net interest margin (not TE)	3.24	3.54	3.16	3.09	3.06	3.14	3.06

The level of nonaccrual loans, changes in the earning assets mix, and the Federal Reserve’s policies keeping interest rates low have been primary forces affecting net interest income and net interest margin results.

The earning asset mix changed year over year impacting net interest income. For 2014, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 62.8 percent, compared to 61.2 percent a year ago. Average securities as a percentage of average earning assets increased from 31.4 percent a year ago to 31.8 percent during 2014 and interest bearing deposits and other investments decreased to 5.4 percent in 2014 from 7.4 percent in 2013, reflecting the investment of excess liquidity during the third and fourth quarters of 2014. Average total loans as a percentage of earning assets increased, and the mix of loans was improved, with volumes related to commercial real estate representing 48.9 percent of total loans at December 31, 2014 (compared to 42.5 percent at December 31, 2013). Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 39.6 percent of total loans at December 31, 2014 (versus 48.1 percent at December 31, 2013) (see “Loan Portfolio”).

The yield on earning assets for 2014 was 3.48 percent, 6 basis points higher than for 2013. The yield on earning assets improved each quarter during 2014. The acquisition of BANKshares improved the loan mix, and together with organic loan growth during the fourth quarter of 2014 contributed approximately 33 basis points to the increase of 38 basis points from third quarter 2014. The deployment of liquidity during the last three months of 2014 contributed to the yield improvement as well. The following table details the yield on earning assets (on a tax equivalent basis) for the past five quarters:

	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013
Yield	3.78%	3.40%	3.33%	3.31%	3.33%

While the yield on loans decreased 10 basis points to 4.39 percent over the last twelve months, the yield improved quite dramatically in the fourth quarter of 2014 (by 41 basis points compared to third quarter 2014’s yield on loans) for all the reasons previously detailed, but primarily an improved loan mix. The yield on investment securities was slightly higher, increasing 16 basis points year over year to 2.14 percent for 2014, reflecting reduced prepayments of principal from refinancing activities on mortgage backed securities in the portfolio and higher add-on rates for recent purchases. The yield on interest bearing deposits and other investments was higher as well at 0.81 percent for 2014, up 24 basis points versus a year ago and reflecting lower balances for interest bearing deposits at the Federal Reserve earning only 25 basis points.

Average earning assets for 2014 increased $237.1 million or 11.4 percent compared to 2013’s average balance. Average loan balances for 2014 increased $180.4 million or 14.2 percent to $1,452.8 million and average investment securities increased $84.0 million or 12.9 percent to $737.0 million, while average interest bearing deposits and other investments decreased $27.3 million or 17.9 percent to $125.5 million.

Commercial and commercial real estate loan production for 2014 totaled approximately $258 million, compared to production for 2013 of $200 million. Improvements in commercial production resulted from general economic conditions and consumer confidence in the State of Florida improving, encouraging commercial customers to expand and borrow, along with the full-year impact of our five commercial lending offices opened during 2013. Our investment in loan production staff is focused on the hiring of commercial lenders for the larger metropolitan markets in which the Company competes, principally in Orlando, Palm Beach and Fort Lauderdale. The addition of BANKshares locations and personnel in the fourth quarter provides the Company with a significant presence in the Orlando market as well as the coastal region to the east of Orlando. With commercial production improving during 2014 and BANKshares acquisition, period-end total loans outstanding increased by $517.7 million or 39.7 percent since December 31, 2013. At December 31, 2014, the Company’s total commercial and commercial real estate loan pipeline was $60 million, compared to $30 million, $58 million and $46 million at the end of the first, second and third quarters of 2014, and $28 million at the end of 2013.

As of December 31, 2014 and 2013, commercial real estate (“CRE”) loans were $890.5 million and $553.7 million, respectively, up 60.8 percent and up 8.9 percent from the respective prior years. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding at December 31, 2014 (as defined in guidelines) represented 197 percent of risk-based capital, which is below the regulatory threshold.

Closed residential mortgage loan production for the first, second, third and fourth quarters of 2014 totaled $40 million, $61 million, $66 million and $58 million, respectively, of which $19 million, $28 million, $35 million and $26 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2013 totaled $56 million, $80 million, $62 million and $53 million, respectively, of which $33 million, $49 million, $32 million and $26 million was sold servicing-released. Applications for residential mortgages totaled $344 million during 2014, compared to $378 million for 2013. The majority of our loan production has been focused on purchased home mortgages. Existing home sales and home mortgage loan refinancing activity in the Company’s markets has improved as the number of foreclosed properties in Florida has diminished, with some improved demand for new home construction emerging.

During 2014, proceeds from the sales of securities totaled $21.9 million (including net gains of $469,000). In comparison, proceeds from the sale of securities totaled $67.3 million for 2013 (including net gains of $419,000. Securities purchases in 2014 and 2013 have been conducted principally to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in an interest bearing deposit) at the Federal Reserve Bank, and proceeds from sales. During 2014, maturities (principally pay-downs of $107.8 million) totaled $108.7 million and securities portfolio purchases totaled $345.5 million. In addition, $85.4 million in securities from BANKshares were added to the portfolio in the fourth quarter of 2014. In comparison, 2013 maturities totaled $155.6 million (including $150.3 million in pay-downs) and securities portfolio purchases totaled $230.1 million.

For 2014, the cost of average interest-bearing liabilities decreased 4 basis points to 0.32 percent from 2013, reflecting the lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013
Rate	0.31%	0.32%	0.33%	0.33%	0.35%

During 2014, the Company’s retail core deposit focus produced strong growth in core deposit customer relationships when compared to prior year results. Lower rates paid on interest bearing deposits during 2014 (and last several quarters) reduced the overall cost of total deposits to 0.11 percent for the fourth quarter of 2014, 3 basis points lower than the same quarter a year ago. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 80.0 percent of total average interest bearing deposits for 2014, an improvement compared to the average of 76.9 percent a year ago. The average rate for lower cost interest bearing deposits for 2014 was 0.08 percent, identical to 2013’s rate. CD rates paid were lower during 2014, averaging 0.55 percent, an 11 basis point decrease compared to 2013. Average CDs (the highest cost component of interest bearing deposits) were 20.0 percent of interest bearing deposits for 2014, compared to 23.1 percent for 2013. Prospectively, with interest rates predicted to remain low through 2015, reductions in interest bearing deposit costs will be more challenging to produce due to more limited re-pricing opportunities.

Average deposits totaled $1,939.9 million during 2014, and were $205.6 million higher compared to 2013. This increase included the acquisition of BANKshares on October 1, 2014, with approximately $516.3 in total deposits. Average aggregate amounts for NOW, savings and money market balances increased $120.5 million or 12.2 percent to $1,106.6 million for 2014 compared to 2013, average noninterest bearing deposits increased $104.2 million or 23.1 percent to $556.0 million for 2014 compared to 2013, and average CDs decreased by $19.1 million or 6.4 percent to $277.3 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate. Averaging only $8.1 million during 2014, the Company continues to offer its Certificate of Deposit Registry program (“CDARs”), a program that began in mid-2008 that allows customers to have CDs safely insured beyond the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit, and a favored offering for homeowners’ associations concerned with FDIC insurance coverage.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which decreased $3.2 million to $152.0 million or 2.1 percent for 2014 as compared to 2013. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. At September 30, 2014, the Company utilized $80 million in term federal funds purchased from the FHLB at 0.16 percent (maturing in 30 days) to invest in adjustable rate securities, pending seasonal funding expected prospectively. These funds remained outstanding at December 31, 2014, and for the year averaged $19.9 million. For 2014, average other borrowings are comprised of subordinated debt of $56.4 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for BANKshares added on October 1, 2014) and advances from the FHLB of $50.0 million. With the exception of the inherited subordinated debt from BANKshares, no changes have occurred to other borrowings since year-end 2009 (see “Note I – Borrowings” to the Company’s consolidated financial statements).

Prospectively, with the acquired loans paying down and replaced with new loans at lower yields, partially offset by our lending initiatives producing improved results, and problem loans continuing to decline, we expect our consolidated net interest margin for 2015 will trend lowerif interest rates remain low We are positioned for stronger earnings performance and improved margin with a more typical yield curve, with excess liquidity presently deployed into adjustable rate assets. Our focus on achieving increased household growth year over year should continue to produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

Net interest income (on a fully taxable equivalent basis) for 2013 totaled $65,435,000, increasing by $445,000 or 0.7 percent as compared to 2012. Net interest margin on a tax equivalent basis for 2013 decreased 14 basis points to 3.08 percent compared to 3.22 percent in 2012. Lower asset yields as a result of the Federal Reserve’s actions to lower interest rates and the restructuring of the investment portfolio to lower pricing risks in 2012 were more than offset by improving loan volumes and a recovery of interest on nonaccrual loans of $505,000 in the third quarter of 2013.

The earning asset mix changed year over year impacting net interest income. For 2013, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 61.2 percent, compared to 60.9 percent for 2012. Average securities as a percentage of average earning assets increased from 29.2 percent for 2012 to 31.4 percent during 2013 and interest bearing deposits and other investments decreased to 7.4 percent in 2013 from 9.9 percent in 2012, reflecting the reinvestment of $226.8 million of proceeds from securities sales transacted during the first and second quarters of 2012. Average total loans as a percentage of earning assets increased nominally, and the mix of loans was generally unchanged, with volumes related to commercial real estate representing 42.5 percent of total loans at December 31, 2013 (compared to 41.5 percent at December 31, 2012). Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 48.1 percent of total loans at December 31, 2013 (versus 49.6 percent at December 31, 2012).

The yield on earning assets for 2013 was 3.42 percent, 22 basis points lower than for 2012, a reflection of the lower interest rate environment and earning asset mix. The yield on loans decreased 27 basis points to 4.49 percent compared to 2012, with nonaccrual loans totaling $27.7 million or 2.1 percent of total loans at December 31, 2013 (versus $41.0 million or 3.3 percent of total loans at December 31, 2012). The yield on investment securities was lower, decreasing 41 basis points from 2012’s yield to 1.98 percent for 2013, due to securities sold to reduce interest rate risk during the first six months of 2012 to reduce interest rate risk and reinvestment at lower yields and lower add-on rates as the result of Federal Reserve actions during the last half of 2012. The yield on interest bearing deposits and other investments was slightly higher at 0.57 percent for 2013, up 9 basis points versus the yield for 2012.

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

Commercial and commercial real estate loan production for 2013 totaled approximately $200 million, compared to production for 2012 of $111 million. Improvements in commercial production resulted from a focused program to target small business segments less impacted by the lingering effects of the recession. Commercial production improved and period-end total loans outstanding at year-end 2013 increased by $78.1 million or 6.4 percent from December 31, 2012.

Closed residential mortgage loan production for 2013 totaled $251 million, of which $140 million was sold servicing-released. In comparison, closed residential mortgage loan production for 2012 totaled $249 million, of which $119 million was sold servicing-released. Applications for residential mortgages totaled $378 million during 2013, compared $387 million for 2012. In the fourth quarter of 2013, higher interest rates dampened overall residential loan production for the year.

During 2013, proceeds from the sales of securities totaled $67.3 million (including gains of $419,000). In comparison, proceeds from the sale of securities totaled $256.1 million for 2012 (including net gains of $7,619,000), with most of the proceeds (and net gains) derived from sales during the first and second quarters of 2012, totaling $226.8 million (and $6,989,000), respectively. Management believed the securities sold had minimal opportunity to further increase in value. Securities purchases in 2012 were conducted to reinvest funds from maturities and principal repayments, but of greater significance, to reinvest the proceeds from sales. During 2013 securities portfolio purchases totaled $230.1 million, compared to purchases totaling $384.6 million in 2012.

For 2013, the cost of average interest-bearing liabilities decreased 19 basis points to 0.36 percent from 2012, reflecting the lower interest rate environment and improved deposit mix. During 2013, the Company’s retail core deposit focus produced strong growth in core deposit customer relationships when compared to prior year results. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 76.9 percent of total average interest bearing deposits for 2013, an improvement compared to the average of 70.6 percent for 2012. The average rate for lower cost interest bearing deposits for 2013 was 0.08 percent, down by 8 basis points from 2012’s rate. CD rates paid were also lower during 2013, averaging 0.66 percent, a 37 basis point decrease compared to 2012. Average CDs (the highest cost component of interest bearing deposits) were 23.1 percent of interest bearing deposits for 2013, compared to 29.4 percent for 2012.

Average deposits totaled $1,734.3 million during 2013, and were $37.0 million higher compared to 2012, even with a planned reduction of time deposits occurring. Average aggregate amounts for NOW, savings and money market balances increased $62.0 million or 6.7 percent to $986.1 million for 2013 compared to 2012, average noninterest bearing deposits increased $63.1 million or 16.2 percent to $451.8 million for 2013 compared to 2012, and average CDs decreased by $88.1 million or 22.9 percent to $296.4 million over the same period. For 2013 and 2012, fewer customers sought to invest in CDs, choosing to leave more funds in low rate or no cost liquid deposit products.

Average sweep repurchase agreements with customers of Seacoast National increased $13.6 million to $155.2 million or 9.6 percent for 2013 as compared to 2012, and there was limited use of federal funds purchased, other than to test available lines. Other borrowings were comprised of subordinated debt of $53.6 million related to trust preferred securities issued by trusts organized by the Company, and advances from the FHLB of $50.0 million.

Noninterest Income

Noninterest income (excluding securities gains or losses) for 2014 was $425,000 or 1.7 percent higher than for 2013, increasing to $24,744,000. For 2013, noninterest income of $24,319,000 was $2,875,000 or 13.4 percent higher than for 2012. Noninterest income accounted for 24.8 percent of total revenue (net interest income plus noninterest income, excluding securities gains), compared to 27.2 percent a year ago and 24.9 percent for 2012 (excluding the loss on sale of commercial loan).

Table 6 provides detail regarding noninterest income components for the past three years.

For 2014, revenues from the Company’s wealth management services businesses (trust and brokerage) increased year over year, by $258,000 or 5.9 percent, and were higher in 2013 than 2012 by $992,000 or 29.6 percent. Included in the $258,000 increase from a year ago, trust revenue was higher by $275,000 or 10.1 percent and brokerage commissions and fees were lower by $17,000 or 1.0 percent. Higher agency fees and employee benefit income were the primary cause for the higher trust income versus 2013, increasing $189,000 and $58,000, respectively, and reflect new pricing effective in the third quarter of 2014. The $17,000 overall decline in brokerage commissions and fees for 2014 included increases of $58,000 in aggregate brokerage, mutual fund, and advisory fees and a decrease of $71,000 in annuity income. Of the $992,000 increase for 2013, trust revenue was higher by $432,000 or 19.0 percent and brokerage commissions and fees were lower by $560,000 or 52.3 percent.

Service charges on deposits for 2014 were $241,000 or 3.6 percent higher year over year, and were $466,000 or 7.5 percent higher in 2013 when compared 2012. Overdraft fees increased $106,000 or 2.4 percent year over year and represented approximately 66 percent of total service charges on deposits for 2014, lower than the average of 67 percent for 2013 and 74 percent for 2012. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could further reduce fee income for the Company’s overdraft services. Remaining service charges on deposits increased $135,000 or 6.1 percent to $2,330,000 for 2014, compared to 2013. Service charge increases for 2014 reflect our growing base of core deposit relationships over the past twelve months, including the addition of BANKshares customers in the fourth quarter, and our emphasis on providing products meeting the needs of each customer that generates appropriate fees for the services offered.

For 2014, fees from the non-recourse sale of marine loans totaled $1,320,000, an increase of $131,000 or 11.0 percent compared to 2013, and were higher for 2013 by $78,000 or 7.0 percent compared to 2012. The Seacoast Marine Division originated $108 million in loans during 2014, compared to $82 million and $79 million for 2013 and 2012, respectively. Of the loans originated during 2014, $80 million were sold (74.3 percent of production), compared to $69 million sold during 2013 (84.1 percent of production) and $68 million for 2012 (86.1 percent of production). Approximately $28 million of 2014’s production has been placed in our loan portfolio, compared to $13 million in 2013 and $11 million in 2012, thereby reducing the percentage of production sold. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Arizona.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For 2014, interchange income increased $568,000 or 10.5 percent from 2013, and was $903,000 or 20.1 percent higher for 2013, compared to 2012’s income. Other deposit-based electronic funds transfer (“EFT”) income increased nominally in 2014 from 2013, after increasing $6,000 or 1.8 percent in 2013 compared to 2012’s revenue. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. The Dodd-Frank Act regulation has not impacted this source of fee revenue for Seacoast National materially, but did significantly reduce fees collected by larger financial institutions.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in 2014 decreased $1,116,000 or 26.7 percent from 2013, and were $463,000 or 12.5 percent higher for 2013 than for 2012. Mortgage banking revenue as a component of overall noninterest income was 12.4 percent for 2014, compared to 17.2 percent for 2013 and 17.3 percent for 2012. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. Residential real estate sales and activity in our markets improved during 2013, with transactions increasing, prices firming and affordability improving. However, during the fourth quarter of 2013 and into 2014, the volume of transactions was dampened by higher interest rates and home prices. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties the first eleven months of 2014 and all of 2013, based on the data available to date.

In the fourth quarter of 2014, Bank owned life insurance (“BOLI”) investments were transferred to the Company from the acquisition of BANKshares, and were added to policies directly acquired during the quarter. BOLI income of $252,000 was recognized in the fourth quarter of 2014 and for the year ended December 31, 2014. The addition of these investments will provide approximately $1.3 million in tax exempt revenues in 2015. No BOLI investments existed for the Company previously.

Other income for 2014 increased $90,000 or 4.2 percent compared to a year ago, and for 2013 decreased $33,000 or 1.5 percent. Included in the increase for 2014 compared to 2013 was merchant income, which was $50,000 higher than a year ago.

Noninterest Expenses

The Company's expense ratio was in the low to mid 60 percentile in years prior to the recession. Lower earnings and cyclical credit costs in 2012, 2011 and 2010 resulted in this ratio increasing to 94.6 percent, 90.1 percent, and 104.6 percent, respectively. When compared to 2012, total noninterest expenses for 2013 decreased by $7,396,000 or 9.0 percent to $75,152,000, and the expense ratio was 82.9 percent. For 2014, the expense ratio was 92.4 percent and total noninterest expenses were $18,214,000 or 24.2 percent higher versus 2013, totaling $93,366,000.

Continued investments in our digital delivery channels, combined with increased advertising and data analytics have partially offset our cost reductions. During the fourth quarter of 2014 we invested approximately $697,000 in marketing and other expenditures to refresh and reintroduce our brand, and as part of this brand refresh, the Company retooled its logo and signage throughout our branch network and digital platforms.

Some of the decrease in expenses in 2013 was related to the implementation of prospective cost reductions that occurred in 2012. During third quarter of 2012 management’s organizational structure was streamlined and the Company announced the consolidation of four offices, resulting in severance and other organizational costs of $832,000 and branch consolidation costs of $723,000 impacting overhead for the third and fourth quarters of 2012. Through these decisions and other cost reduction measures that took effect over 2014 and 2013, and our tactical plans to increase loan production and the acquisition of households, we anticipate significant improvement in our results for 2015.

Table 7 provides detail of noninterest expense components for the years ending December 31, 2014, 2013 and 2012.

Salaries and wages were $4,126,000 or 13.3 percent higher for 2014 compared to 2013, and were $1,071,000 or 3.6 percent higher for 2013 compared to the same period in 2012. Base salaries were higher for 2014 by $2,707,000 or 9.6 percent, with additional personnel retained as part of the fourth quarter acquisition of BANKshares. Aggregate cash and stock incentives for 2014 were $2,032,000 higher, reflecting an improved outlook and better than expected production. Severance, primarily related to the acquisition, resultant organizational changes and cost reduction strategies, was $914,000 higher compared to 2013. Improved loan production year over year for 2014 resulted in deferred loan origination costs (a contra-expense) increasing $1,586,000 or 64.0 percent which partially offset the salary and wage increases. For 2013, base salaries were higher when compared to 2012, by $2,201,000 or 8.4 percent, reflecting additional commercial relationship managers and credit support personnel hired during 2013. Totaling only $67,000, severance payments for 2013 were $621,000 lower than 2012 when organizational changes were occurring. Higher commission and incentive payments of $253,000 were included in the increase for salaries and wages for 2013 compared to 2012, but were more than offset by the deferral of loan origination costs that were $785,000 or 46.3 percent higher for 2013. Executive cash incentive compensation was not paid in 2013 or 2012.

In 2014, employee benefits costs increased by $1,446,000 or 19.7 percent to $8,773,000 from a year ago, but were lower by $383,000 or 5.0 percent for 2013 when compared to 2012. For 2014, costs for our self-funded health care plan were $737,000 higher than for 2013, due to higher claims and utilization, and the addition of personnel from the acquisition of BANKshares. For 2013, costs for our self-funded health care plan were $565,000 lower than for 2012, when a few large claims and higher utilization occurred. For 2014, 2013, and 2012, profit sharing contributions for all associates were eliminated. During 2014, matching 401K contributions associated with employee salary deferrals were returned to levels pre-recession, and were $391,000 higher than in 2013, as compared to an increase of $36,000 in 401K plan costs for 2013, versus 2012. Higher payroll taxes accounted for remaining increases in employee benefits for 2014 and 2013, a reflection of additions to staff.

Seacoast National utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $8,781,000 for 2014, an increase of $2,409,000 or 37.8 percent from a year ago. In comparison, for 2013 outsourced data processing costs decreased $1,010,000 or 13.7 percent from 2012. Of the $2,409,000 increase during 2014, $1,581,000 was directly related to additional charges for the BANKshares merger and conversion of systems. Without the merger related costs, outsourced data processing increased 13.0 percent year over year, with software licensing and maintenance, and interchange processing costs all increasing during 2014. The Company’s contract with its core data processor was renegotiated as of January 1, 2013 for a term of 5 1/2 years, resulting in data processing costs decreasing $861,000 for 2013 under the renegotiated terms as compared to 2012. In addition, software licensing, software maintenance, and other EFT processing costs were $53,000, $63,000 and $151,000 lower for 2013 than in 2012. Interchange processing costs were $118,000 higher in 2013 as compared to 2012, due entirely to rising transaction volumes. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow. We continue to further improve and enhance our mobile and other digital products and services through our core data processor, which will likely increase our outsourced data processing costs as customers adopt these improvements and products. At December 31, 2014, 59 percent of our customer households use online services and 49 percent of our online customers use our mobile banking products.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $78,000 or 6.2 percent to $1,331,000 for 2014 when compared to 2013. Improved systems and monitoring of services utilized has reduced our communication costs, and these costs should continue to reflect moderate fluctuations prospectively. Such expenses for 2013 increased $75,000 or 6.4 percent to $1,253,000 from 2012’s totals.

Total occupancy, furniture and equipment expenses for 2014 increased year over year versus 2013, by $5,445,000 or 57.2 percent to $14,957,000. In comparison, 2013 expenses decreased year over year versus 2012, by $953,000 or 9.1 percent to $9,512,000. Branch consolidation costs totaled $4,261,000 in the fourth quarter 2014, and comprised most of the increase for 2014. The full year impact of opening five new, smaller commercial lending offices during 2013 in the Orlando, Ft. Lauderdale and Palm Beach markets increased our expense by $278,000 for 2014. The addition of twelve branches acquired in the BANKshares acquisition during the fourth quarter of 2014 will have a full year impact on 2015 as well (see Form 10K dated December 31, 2014, “Item 2, Properties” for a complete description). A primary contributor to the decrease for 2013 compared to 2012, branch consolidation costs of $232,000 and $407,000 were recorded during the third and fourth quarters of 2012, respectively. Branch consolidations are likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products thereby lessening the necessity to visit offices.

For 2014, marketing expenses including sales promotion costs, ad agency production and printing costs, newspaper and radio advertising, and other public relations costs associated with the Company’s efforts to market products and services, increased $1,635,000 or 69.9 percent compared to the same period in 2013. Fourth quarter 2014’s expenditures included $697,000 to refresh and reintroduce our brand, including a retooling of our logo and associated signage throughout our branch network and digital platforms. All costs related for this logo change and additional branding were incurred in the fourth quarter of 2014. Direct mail, sales promotions, digital/website and media were utilized more extensively during 2014, increasing a combined $836,000 compared to prior year, and an additional $187,000 was incurred in shareholder relations, including activities related to the merger. Our marketing expenditures reflect a tailored, focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand. For 2013, marketing expenses decreased by $756,000 or 24.4 percent to $2,339,000 when compared to 2012. For 2013, direct mail activities, media costs for newspaper, television and radio advertising, sales promotions, and printing costs were all lower, by $398,000, $187,000, $98,000 and $94,000, respectively, compared to 2012.

Legal and professional fees were higher in 2014, increasing by $4,413,000 from a year ago to $6,871,000. Acquisition related legal and professional fees for BANKshares summed to $2,394,000. In addition, other professional fees during 2014 included $182,000 for consulting fees related to our cost reduction initiatives. For 2014, OCC regulatory examination fees declined $48,000, alleviated by the release from our regulatory agreement in the third quarter of 2013. In comparison, legal and professional fees trended lower in 2013, decreasing by $2,783,000 or 53.1 percent to $2,458,000 from 2012. During 2013, legal fees were $1,515,000 lower when compared to 2012, reflecting a recovery of legal fees of $650,000 and $350,000 in the second and fourth quarters of 2013, respectively. These amounts were recovered from single creditors in each case. Other professional fees, CPA fees and OCC regulatory examination fees for 2013 were lower versus 2012 as well, declining $1,023,000, $156,000 and $89,000, respectively.

The FDIC assessment for the first, second, third and fourth quarters of 2014 totaled $386,000, $411,000, $387,000 and $476,000, respectively, compared to first, second, third and fourth quarter 2013’s assessments of $717,000, $720,000, $713,000 and $451,000, respectively. For 2012, FDIC assessments summed to $2,805,000. FDIC assessments declined in the fourth quarter of 2013, reflecting our improved risk posture and the termination of the regulatory enforcement actions. This benefited every quarter in 2014, with the increase in premium paid in the fourth quarter of 2014 reflecting the merger with BANKshares. On July 30, 2013, Seacoast National also received a refund of $3.8 million for premiums prepaid at the end of 2009 (less premiums calculated and paid since year end 2009). Although the severity of bank failures and their impact on the FDIC’s Deposit Insurance Fund were less than predicted, Seacoast National remains exposed to higher FDIC insurance costs.

Net losses on other real estate owned (OREO) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $181,000, $210,000, $295,000 and $112,000 for the first, second, third and fourth quarters of 2014, respectively, and totaled $798,000 for the year (declining $1,231,000 when compared to 2013). In comparison, these costs totaled $857,000, $604,000, $388,000 and $180,000 for the first, second, third and fourth quarters of 2013, and totaled $2,029,000 for 2013 (declining $2,897,000 when compared to 2012). These costs have moderated and declined steadily over the last three years, with OREO balances for non-acquired properties declining by 18.9 percent and 42.5 percent, respectively, during 2014 compared to 2013 and 2013 compared to 2012. OREO totals $7.5 million at December 31, 2014, including $1.9 million in properties from the acquisition of BANKshares. Of the $798,000 total for 2014, asset disposition costs summed to $488,000 and losses on OREO and repossessed assets totaled $310,000. The Company expects these costs to continue to be lower prospectively.

Amortization of core deposit intangibles totaled $1,033,000 for the year ended December 31, 2014, compared to $783,000 and $788,000 for 2013 and 2012, respectively. Fourth quarter 2014’s amortization included $315,000 for the acquisition of core deposits from BANKshares, that for the total year 2015 is expected to total $1,260,000.

Other noninterest expenses increased $516,000 or 6.1 percent to $9,988,000 for 2014 when compared to 2013, and were $444,000 or 4.5 percent higher when comparing 2013 to 2012. For 2014, other noninterest expenses included armored car services (up $50,000), bank paid closing costs (up $528,000), dealer referral fees (up $111,000), SBA fees (up $52,000), director fees (up $87,000), acquisition costs (of $144,000) and BOLI and related insurance (of $101,000), partially offset by, employee placement fees (down $48,000), appraisal/self-assessment fees (down $136,000), insurance expense (down $94,000), bank meeting costs (down $62,000), and the lack of a one-time miscellaneous loss of $190,000 as recorded for 2013. For 2013, other noninterest expenses included a one-time miscellaneous loss of $190,000 in the fourth quarter of 2013, additional director fees (up $495,000, including stock compensation), increases in education-related expenditures (up $80,000) and bank meeting costs (up $63,000), partially offset by lower check printing costs (down $195,000), employee placement and relocation costs (down $71,000), and miscellaneous lending fees and bank paid closing costs (down $77,000 and $41,000, respectively).

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s fourth quarter 2014 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 9.1 percent if interest rates increased 200 basis points up over the next 12 months and 4.9 percent if interest rates increased 100 basis points. This compares with the Company’s fourth quarter 2013 model simulation, which indicated net interest income would increase 5.3 percent if interest rates were increased 200 basis points up over the next 12 months and 3.1 percent if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 11.7 percent at December 31, 2014. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our fourth quarter 2014 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 11.5 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 21.1 percent.

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

Contractual Obligations
	December 31, 2014
			Over One	Over Three
		One Year	Year Through	Years Through	Over five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposit maturities	$2,416,534	$2,318,476	$66,843	$30,104	$1,111
Short-term borrowings	233,640	233,640	0	0	0
Borrowed funds	50,000	0	50,000	0	0
Subordinated debt	64,583	0	0	0	64,583
Operating leases	26,062	3,894	6,969	3,700	11,499
TOTAL	$2,790,819	$2,556,010	$123,812	$33,804	$77,193

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At December 31, 2014, Seacoast National had available unsecured lines of $45 million and lines of credit under current lendable collateral value, which are subject to change, of $671 million. Seacoast National had $588 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $235 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2013, the Company had available unsecured lines of $29 million and lines of credit of $560 million, and had $334 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $163 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $100,539,000 on a consolidated basis at December 31, 2014 as compared to $191,624,000 at December 31, 2013. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $15,850,000 to $64,411,000 and interest bearing deposits decreased to $36,128,000 from $143,063,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. During 2014, our intent was to reinvest excess liquidity into the loan and securities portfolios.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. During the third quarter of 2013, formal regulatory agreements with the OCC were removed thereby allowing Seacoast National to pay dividends to the Company without prior OCC approval. At December 31, 2014, Seacoast National can distribute dividends to the Company of approximately $59.0 million. At December 31, 2014, the Company had cash and cash equivalents at the parent of approximately $38.3 million. In comparison, at December 31, 2013, the Company had cash and cash equivalents at the parent of approximately $1.7 million. A $75.0 million common stock offering in the fourth quarter of 2013 resulted in approximately $47.0 million (net of costs) in funds received during the quarter, with the remaining funds of $25 million from CapGen Capital received on January 13, 2014 after regulatory approval of CapGen’s investment. The $47.0 million, along with a portion of existing cash available from the parent, was utilized to redeem all of the Series A Preferred stock at December 31, 2013 at its $50.0 million par value plus dividends of $319,000 accrued through the date of redemption. The acquisition of BANKshares supplemented cash and cash equivalents in the parent by approximately $14 million.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $238 million at December 31, 2014, and $135 million at December 31, 2013 (see “Note P-Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Income Taxes

The provision for income taxes for 2014 and 2013, and benefit for net loss for 2012 totaled $4.5 million, $4.4 million and $0.1 million, respectively. The deferred tax valuation allowance was decreased or increased by a like amount for 2012, therefore there was no change in the carrying value of deferred tax assets for 2012 (see “Critical Accounting Estimates – Deferred Tax Assets”). At September 30, 2013, we were able to reverse the tax valuation allowance of $44.8 million. Management believes it can realize all of its future tax benefits (see “Note L – Income Taxes” to the Company’s consolidated financial statements).

Capital Resources

Table 8 summarizes the Company’s capital position and selected ratios. The Company’s equity capital at December 31, 2014 totaled $312.7 million and the ratio of shareholders’ equity to period end total assets was 10.11 percent, compared with 8.75 percent at December 31, 2013, and 7.62 percent at December 31, 2012. During fourth quarter 2014, the BANKshares acquisition was transacted for common stock of $76.8 million, increasing total shareholders’ equity. Also, during third quarter 2013, the reversal of the deferred tax valuation allowance increased net income and total shareholders’ equity. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses this measure to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. This capital measure is not necessarily comparable to similar capital measures that may be presented by other companies (see “Note N – Shareholders’ Equity”).

On November 12, 2013, the Company received $47.0 million (net of costs) in proceeds from its $75 million common stock issuance, with the additional $25.0 million remitted from CapGen Capital on January 13, 2014 following regulatory approval of CapGen’s investment. In addition, effective December 13, 2013, the Company transacted a 1 for 5 reverse common stock split, which resulted in 23,637,434 common shares outstanding at December 31, 2013. The proceeds from the capital raise were used to redeem 2,000 shares of outstanding Series A Preferred Stock (at par) totaling $50 million originally issued to the U.S. Department of Treasury under the Troubled Asset Relief Program and later sold to third party investors. The remaining funds from the capital raise were retained for general corporate purposes. The preferred stock carried a 5 percent dividend that was to increase to 9 percent on February 15, 2014. The preferred stock redemption was completed on December 31, 2013, increasing net income available to common shareholders during 2014 and beyond.

The Company’s capital position remains strong, meeting the general definition of “well capitalized”, with a total risk-based capital ratio of 16.25 percent at December 31, 2014, lower than December 31, 2013’s ratio of 16.88 percent and 18.33 percent at December 31, 2012. Reinvestment of cash and cash equivalents with a zero percent risk weight into securities and loans with higher risk weightings, and the acquisition of BANKshares’ loans with higher risk weightings, was the primary cause for risk weighted assets increasing, thereby lowering Tier 1 and total risk-based capital ratios at December 31, 2014. As of December 31, 2014, the Bank’s leverage ratio was 9.04 percent, compared to 9.51 percent at December 31, 2013 and 9.72 percent at December 31, 2012.

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without OCC approval presently, the Seacoast National can pay up to $59.0 million of dividends to the Company (see “Note C - Cash, Dividend and Loan Restrictions”).

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

The Company has six wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005 to issue trust preferred securities. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. In 2014, as part of the BANKshares acquisition, the Company acquired BankFIRST Statutory Trust I, BankFIRST Statutory Trust II and The BANKshares Capital Trust I that issued in the aggregate $14.4 million in trust preferred securities. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25 percent of core capital, net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and expects that it will be able to treat all $62.5 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 1.87 percent during 2014, compared to 1.74 and 1.93 percent during 2013 and 2012 respectively. The Company also formed SBCF Capital Trust IV and SBCF Capital Trust V in 2008, however both are currently inactive.

Changes in rules under new Basel III guidelines take effect on January 1, 2015, and affect risk based capital calculations. The Company has taken a prospective look at its ratios, finding that our ratios remain strong under these guidelines.

Financial Condition

Total assets increased $824,395,000 or 36.3 percent to $3,093,335,000 at December 31, 2014, after increasing $95,011,000 or 4.4 percent to $2,268,940,000 in 2013. The highlight of 2014 was our acquisition of BANKshares which closed on October 1, 2014 and expanded our presence in Central Florida, particularly in the greater Orlando market, and increased total assets, by approximately $627 million. The Company is the sixth largest Florida-based bank.

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

Total loans (net of unearned income and excluding the allowance for loan losses) were $1,821,885,000 at December 31, 2014, $517,678,000 or 39.7 percent more than at December 31, 2013, and were $1,304,207,000 at December 31, 2013, $78,126,000 or 6.4 percent more than at December 31, 2012. The BANKshares acquisition on October 1, 2014 contributed $365.4 million in loans.

The Company continues to look for opportunities to invest excess liquidity, and believes the best current use is to fund loan growth. Additional new commercial relationship managers hired over the past three years have increased loan growth, and will continue to do so prospectively. Loan production of $424 million, $354 million and $287 million was retained in the loan portfolio during the twelve months ended December 31, 2014, 2013 and 2012, respectively. No problem loan sales occurred in 2014 or 2013, compared to $9 million in sales in 2012. The sales in 2012 were necessary to improve the Company’s overall risk profile.

As shown in the supplemental loan table below, construction and land development loans (excluding individuals) increased $20.0 million to $53.3 million at December 31, 2014. The primary causes for the increase were loans collateralized by land of $13.3 million, many derived via the acquisition of BANKshares, with approximately 70 loans comprising the $18.2 million outstanding at December 31, 2014. In comparison, construction and land development loans (excluding individuals) increased $11.5 million to $33.3 million at December 31, 2013.

Construction and land development loans, including loans secured by commercial real estate, were comprised of the following types of loans at December 31, 2014 and 2013:

December 31	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Construction and land development
Residential:
Town homes	$0.3	$11.0	$11.3	$0.0	$1.5	$1.5
Single family residences	6.8	17.1	23.9	2.0	3.0	5.0
Single family land and lots	6.1	0.0	6.1	4.9	0.0	4.9
Multifamily	3.0	0.0	3.0	3.7	0.0	3.7
	16.2	28.1	44.3	10.6	4.5	15.1
Commercial:
Office buildings	1.6	2.7	4.3	0.0	0.0	0.0
Retail trade	0.7	0.4	1.1	7.7	1.3	9.0
Land	18.2	3.0	21.2	4.9	1.4	6.3
Industrial buildings	2.7	0.5	3.2	0.0	0.0	0.0
Healthcare	0.0	0.0	0.0	5.4	3.8	9.2
Churches and educational facilities	2.9	0.4	3.3	3.8	0.2	4.0
Lodging	7.1	0.0	7.1	0.9	6.3	7.2
Convenience stores	3.2	1.7	4.9	0.0	0.0	0.0
Automobile and RV dealerships	0.3	0.0	0.3	0.0	0.0	0.0
Other	0.4	0.1	0.5	0.0	0.0	0.0
	37.1	8.8	45.9	22.7	13.0	35.7
Total residential and commercial construction and land development	53.3	36.9	90.2	33.3	17.5	50.8

Individuals:
Lot loans	15.5	0.0	15.5	12.9	0.0	12.9
Construction	18.2	13.0	31.2	21.3	18.0	39.3
	33.7	13.0	46.7	34.2	18.0	52.2
Total	$87.0	$49.9	$136.9	$67.5	$35.5	$103.0

Commercial real estate mortgages were higher by $316.8 million or 60.9 percent, totaling $837.2 million at December 31, 2014. The Company’s ten largest commercial real estate funded and unfunded loan relationships at December 31, 2014 aggregated to $95.9 million (versus $104.1 million a year ago) and for the 37 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $283.2 million (compared to 26 relationships of $198.0 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at December 31, 2014 and 2013:

December 31	2014			2013
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$235.7	$3.6	$239.3	$118.7	$2.5	$121.2
Retail trade	205.5	1.3	206.8	130.6	2.4	133.0
Industrial	157.3	3.9	161.2	81.1	0.7	81.8
Healthcare	50.6	0.7	51.3	45.5	1.0	46.5
Churches and educational facilities	26.1	0.1	26.2	25.3	0.0	25.3
Recreation	3.2	0.1	3.3	2.5	0.0	2.5
Multifamily	17.4	0.0	17.4	16.8	0.0	16.8
Mobile home parks	1.7	0.0	1.7	1.9	0.0	1.9
Lodging	16.9	0.0	16.9	17.1	0.0	17.1
Restaurant	3.3	0.0	3.3	3.7	0.0	3.7
Agriculture	2.6	0.7	3.3	7.0	0.8	7.8
Convenience stores	21.2	1.0	22.2	20.8	0.1	20.9
Marina	18.5	0.0	18.5	21.3	0.0	21.3
Other	77.2	2.5	79.7	28.1	0.1	28.2
Total	$837.2	$13.9	$851.1	$520.4	$7.6	$528.0

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $596 million and $241 million, respectively, at December 31, 2014, compared to $350 million and $170 million, respectively, at December 31, 2013.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product

Adjustable and fixed rate residential real estate mortgages were higher at December 31, 2014, by $49.4 million or 12.6 percent and $2.8 million or 3.0 percent, compared to a year ago. At December 31, 2014, approximately $441 million or 64 percent of the Company’s residential mortgage balances were adjustable, compared to $392 million or 66 percent at December 31, 2013. Loans secured by residential properties having fixed rates totaled approximately $94 million at December 31, 2014, of which 15- and 30-year mortgages totaled approximately $23 million and $71 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $9.8 million or 15.8 percent since December 31, 2013. In comparison, loans secured by residential properties having fixed rates totaled approximately $91 million at December 31, 2013, with 15- and 30-year fixed rate residential mortgages totaling approximately $22 million and $69 million, respectively. The Company also has a growing home equity line portfolio, primarily floating rates, totaling approximately $80 million at December 31, 2014, higher than the $48 million that was outstanding at December 31, 2013, and validating improving property values.

Reflecting the impact of improved economic conditions and the acquisition, commercial loans increased to $157.4 million at December 31, 2014, doubling from $78.6 million at December 31, 2013, and includes $54.1 million from BANKshares. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $8.2 million or 18.3 percent year over year and totaled $52.9 million (versus $44.7 million a year ago). In addition, real estate construction loans to individuals secured by residential properties totaled $18.2 million (versus $21.3 million a year ago), and residential lot loans to individuals which totaled $15.5 million (versus $12.9 million a year ago).

At December 31, 2014, the Company had commitments to make loans of $238.1 million, compared to $135.1 million at December 31, 2013 and $118.9 million at December 31, 2012 (see “Note P - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. The program included aggressive collection efforts, loan sales and early stage loss mitigation strategies focused on the Company’s largest loans. Successful execution of this program has significantly reduced our exposure to larger balance loan relationships (including multiple loans to a single borrower or borrower group). Commercial loan relationships greater than $10 million were reduced by $109.6 million to $95.9 million at December 31, 2014, compared with year-end 2009.

December 31	2014	2013	2012	2011	2010	2009
Performing	$95,893	$64,224	$77,321	$84,610	$112,469	$145,797
Performing TDR*	0	0	10,431	25,494	28,286	31,152
Nonaccrual	0	0	0	0	20,913	28,525
Total	$95,893	$64,224	$87,752	$110,104	$161,668	$205,474

Top 10 Customer Loan
Relationships	$114,632	$104,145	$115,506	$128,739	$151,503	$173,162

*TDR = Troubled debt restructures

Commercial loan relationships greater than $10 million as a percent of tier 1 capital and the allowance for loan losses totaled 29.7 percent at December 31, 2014, compared with 27.9 percent at year-end 2013, 37.5 percent at year-end 2012, 45.8 percent at year-end 2011, 66.5 percent at year-end 2010, and 85.9 percent at the end of 2009.

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

December 31	2014	2013	2012	2011	2010	2009
Construction and land development loans to total risk based capital	31%	30%	28%	22%	39%	81%
CRE loans to total risk based capital	197%	172%	164%	174%	218%	274%

Deposits

The Company’s balance sheet continues to be primarily core funded. The Company continues to utilize a focused retail and commercial deposit growth strategy that has successfully generated core deposit relationships and increased services per household.

Total deposits increased $610,489,000 or 33.8 percent, to $2,416,534,000 at December 31, 2014 compared to one year earlier, and increased $47,084,000, or 2.7 percent, to $1,806,045,000 at December 31, 2013 when compared to December 31, 2012. The acquisition of BANKshares contributed approximately $516.3 million in total deposits. The acquisition of BANKshares increases our number of households by approximately 13 percent, further strengthening our customer base. Declining single service time deposits over the past two years have been more than offset by increasing low cost or no cost deposits.

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

At December 31, 2014, the Company had no trading securities, $741,375,000 in securities available for sale (representing 78.1 percent of the total portfolio), with the remainder of $207,904,000 in securities held for investment (representing 21.9 percent of the total portfolio). The Company's total securities portfolio increased $307.7 million or 48.0 percent from December 31, 2013, primarily as a result of efforts to invest excess liquidity and short-term borrowings, and the addition of securities from the merger with BANKshares. During 2013, the securities portfolio decreased $15.3 million or 2.3 percent from December 31, 2012, primarily as a result of improved loan growth.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested.

The effective duration of the investment portfolio at December 31, 2014 was 3.2 years, compared to 4.0 years at December 31, 2013. During the third and fourth quarters of 2014, average investment securities increased $234.9 million, or $149.5 million excluding securities acquired from the BANKshares acquisition. Funding for this increase in investments was derived from liquidity, both legacy and that acquired in the merger, and an increase in seasonal funding from our core customer deposit base. Investments added during the third and fourth quarters were primarily uncapped, floating rate, senior collateralized loan obligations (CLO) securities with average yields at static LIBOR ranging from 1.40% to 3.30% and credit support ranging from 17 to 36%. Duration increased in 2013 due to a steeper yield curve as interest rates increased approximately 80 to 100 basis points for 5- and 10-year maturities during 2013. The Company’s investments do not extend beyond an average duration of 4.6 years if interest rates were to increase 300 basis points in the future. Management believes the effective average duration of the portfolio will remain in the 3.0 to 3.5 years over 2015 if the yield curve remains unchanged.

Cash and due from banks and interest bearing deposits (aggregated) totaled $100,539,000 at December 31, 2014, compared to $191,624,000 at December 31, 2013. The Company maintained additional liquidity during the uncertain environment and has utilized proceeds held in cash and cash equivalents to increase loans and investments as the economy has improved.

At December 31, 2014, available for sale securities had gross losses of $9,403,000 and gross gains of $4,388,000, compared to gross losses of $20,003,000 and gross gains of $3,156,000 at December 31, 2013. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates-Fair Value and Other than Temporary Impairment of Securities Classified as Available for Sale”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

Fourth Quarter Review

For fourth quarter 2014, a net loss of $(1,517,000) or ($0.05) per average common diluted share was reported, compared to net income for the third, second and first quarter of 2014 of $2,996,000 or $0.12 per average common diluted share, $1,918,000 or $0.07 per average common diluted share, and $2,299,000 or $0.09 per average common diluted share, respectively. In comparison, net income in 2013’s fourth quarter was $588,000 or $0.03 per average common diluted share. The most significant factor impacting the fourth quarter 2014’s net income was much higher noninterest expenses.

Noninterest expenses increased by $14.1 million versus third quarter 2014’s result, and were $15.4 million higher when compared to the fourth quarter of 2013. Impacting the fourth quarter of 2014, our acquisition of BANKshares (with 12 full-service offices) expanded our presence in central Florida, particularly the greater Orlando market. Merger related charges in the fourth quarter totaled approximately $2.7 million and were primarily related to core system conversion costs, software and other contract termination charges, and investment banking fees. Also accrual of long term stock compensation expense related to an improved outlook and other incentive costs related to better than expected production added incremental $1.2 million to expenses in the fourth quarter. As expected, one-time charges were incurred in the fourth quarter of 2014 for approximately $4.3 million, were related to announced branch closings. Severance totaled $0.5 million for the fourth quarter, versus no payouts a year ago. In addition, during the fourth quarter 2014, we invested approximately $0.7 million in marketing and other expenditures to refresh and reintroduce our brand, including retooling our logo and associated signage throughout our branch network and digital platforms. All costs for this logo change and additional branding were incurred in the fourth quarter of 2014. All of the above added a total of $9.4 to fourth quarter noninterest expense which will not be incurred in the first quarter of 2015.

On October 1, 2014, the BANKshares acquisition contributed $516.3 million in deposits and $365.4 million in loans to our balance sheet, and significantly boosted net interest margin in the fourth quarter of 2014. Our net interest margin of 3.56 percent increased 39 basis points during the fourth quarter of 2014 from the third quarter of 2014, and was 48 basis points higher when compared to fourth quarter 2013’s result. The deployment of liquidity and organic balance sheet growth into investment securities contributed to the margin improvement in the fourth quarter of 2014 (see “Securities”). Loan demand was better during 2014 compared to 2013, and year over year we expect loan growth will continue to build in 2015. The Company also benefited from lower rates paid for interest bearing liabilities due to the Federal Reserve’s reduction in interest rates, as well as, an improved mix of deposits. The average cost of deposits was 1 basis point lower for the fourth quarter of 2014 compared to the third quarter of 2014, and 3 basis points lower compared to the fourth quarter of 2013. During the fourth quarter, noninterest bearing demand deposits increased to 30.0 percent of total deposits, compared with 28.9 percent for the third quarter 2014 and 25.7 for fourth quarter 2013.

Noninterest income (excluding securities gains, net) totaled $7.1 million for the fourth quarter of 2014, compared to $6.1 million for the third quarter of 2014, $5.9 million for the second quarter of 2014, $5.6 million for the first quarter of 2014, and $6.0 million for the fourth quarter of 2013. During the fourth quarter 2014, noninterest income (excluding security gains, net) increased $1.0 million from third quarter 2014 and $1.1 million from fourth quarter 2013. The increases include a full quarter effect of fees generated from BANKshares. Bank owned life insurance (“BOLI”) investments were transferred to Seacoast as a result of the acquisition, and were added to policies directly acquired by the Company during the fourth quarter of 2014. Also increasing for fourth quarter 2014 (compared to fourth quarter a year ago) were service charges on deposits (up $0.4 million), marine finance fees (up $0.2 million), and interchange income (up $0.2 million). Charges and fees derived from customer relationships increased as a result of more accounts and households as a result of our retail deposit growth strategy and the acquisition, and will result in higher noninterest income in 2015.

A provision for loan losses of $0.1 million was recorded in the fourth quarter of 2014. Overall, a recapture of provisioning was recorded for 2014, as credit quality has improved, compared to 2013. For the fourth quarter of 2014, net charge-offs totaled $0.6 million, lower by $0.2 million compared to the fourth quarter of 2013. While the allowance for loan losses to portfolio loans outstanding ratio at December 31, 2014 was lower, 1.14 percent compared to 1.54 percent a year earlier, the coverage ratio (the allowance for loan losses to nonaccrual loans) was 80.8 percent at December 31, 2014 compared to 72.5 percent at December 31, 2013, reflecting the improvement in credit quality.

Internal Controls

The Company's management, including the Chief Executive Officer and Chief Financial Officer with the assistance of outside consultants, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded as of December 31, 2014, the Company's internal control over financial reporting was effective.

The board of directors, the audit committee of the board and senior management of the Company consider it essential to assure the Company achieves effective and comprehensive internal controls over every aspect of financial reporting.

Table 1 - Condensed Income Statement*

	2014	2013	2012
	(Tax equivalent basis)
Net interest income	3.03%	2.99%	3.07%
Provision (recapture) for loan losses	(0.14)	0.15	0.51
Noninterest income
Securities gains, net	0.02	0.02	0.36
Change in fair value of loan held for sale	0.00	0.00	(0.06)
Other	1.00	1.11	1.01
Noninterest expense	3.76	3.43	3.89
Income (loss) before income taxes	0.43	0.54	(0.02)
Provision (benefit) for income taxes including tax equivalent adjustment	0.20	(1.84)	0.01
Net income (loss)	0.23%	2.38%	(0.03)%

* As a Percent of Average Assets

Table 2 - Changes in Average Earning Assets

	Increase/(Decrease)		Increase/(Decrease)
	2014 vs 2013		2013 vs 2012
	(Dollars in thousands)
Securities:
Taxable	$80,956	12.4%	$63,886	10.9%
Nontaxable	3,036	188.8	(371)	(18.7)
Federal funds sold and other investments	(27,266)	(17.8)	(47,192)	(23.6)
Loans, net	180,304	14.2	44,905	3.7
TOTAL	$237,030	11.4	$61,228	3.0

Table 3 - Rate/Volume Analysis (on a Tax Equivalent Basis)

	2014 vs 2013			2013 vs 2012
	Due to Change in:			Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
	Amount of increase (decrease)
EARNING ASSETS
Securities
Taxable	$1,653	$939	$2,592	$1,390	$(2,498)	$(1,108)
Nontaxable	205	14	219	(23)	6	(17)
	1,858	953	2,811	1,367	(2,492)	(1,125)
Federal funds sold and other investments	(190)	338	148	(247)	162	(85)
Loans, net	8,008	(1,383)	6,625	2,076	(3,342)	(1,266)
TOTAL EARNING ASSETS	9,676	(92)	9,584	3,196	(5,672)	(2,476)

INTEREST BEARING LIABILITIES
NOW	44	(47)	(3)	42	(273)	(231)
Savings deposits	20	(8)	12	23	(77)	(54)
Money market accounts	27	45	72	(3)	(452)	(455)
Time deposits	(115)	(294)	(409)	(744)	(1,278)	(2,022)
	(24)	(304)	(328)	(682)	(2,080)	(2,762)
Federal funds purchased and other short term borrowings	30	(19)	11	29	(83)	(54)
Other borrowings	68	46	114	0	(105)	(105)
TOTAL INTEREST BEARING LIABILITIES	74	(277)	(203)	(653)	(2,268)	(2,921)
NET INTEREST INCOME	$9,602	$185	$9,787	$3,849	$(3,404)	$445

(1) Changes attributable to rate/volume are allocated to rate and volume on an equal basis.

Table 4 - Changes in Average Interest Bearing Liablities

	Increase/(Decrease)		Increase/(Decrease)
	2014 vs 2013		2013 vs 2012
	(Dollars in thousands)
NOW	$53,608	11.5%	$35,603	8.3%
Savings deposits	37,754	20.7	29,002	19.0
Money market accounts	29,095	8.6	(2,591)	(0.8)
Time deposits	(19,053)	(6.4)	(88,101)	(22.9)
Federal funds purchased and other short term borrowings	16,743	10.8	13,630	9.6
Other borrowings	2,760	2.7	0	0.0
TOTAL	$120,907	7.8	$(12,457)	(0.8)

Table 5 – Three Year Summary

Average Balances, Interest Income and Expenses, Yields and Rates (1)

	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)
EARNING ASSETS
Securities
Taxable	$732,324	$15,448	2.11%	$651,368	$12,856	1.97%	$587,482	$13,964	2.38%
Nontaxable	4,644	323	6.96	1,608	105	6.53	1,979	122	6.16
	736,968	15,771	2.14	652,976	12,961	1.98	589,461	14,086	2.39
Federal funds sold and other investments	125,550	1,017	0.81	152,816	868	0.57	200,008	953	0.48
Loans, net (2)	1,452,751	63,788	4.39	1,272,447	57,163	4.49	1,227,542	58,429	4.76
TOTAL EARNING ASSETS	2,315,269	80,576	3.48	2,078,239	70,992	3.42	2,017,011	73,468	3.64

Allowance for loan losses	(19,164)			(21,133)			(24,352)
Cash and due from banks	51,581			36,423			34,215
Bank premises and equipment	37,970			34,806			34,502
Bank owned life insurance	6,154			0			0
Other intangible assets	2,197			1,104			1,889
Goodwill	6,643			0			0
Other assets	84,609			57,318			53,810
	$2,485,259			$2,186,757			$2,117,075

INTEREST BEARING LIABILITIES
NOW	$520,288	399	0.08%	$466,680	401	0.09%	$431,077	632	0.15%
Savings deposits	219,793	113	0.05	182,039	101	0.06	153,037	155	0.10
Money market accounts	366,490	352	0.10	337,395	280	0.08	339,986	735	0.22
Time deposits	277,349	1,538	0.55	296,402	1,947	0.66	384,503	3,969	1.03
Federal funds purchased and other short term borrowings	171,965	297	0.17	155,222	286	0.18	141,592	340	0.24
Other borrowings	106,370	2,656	2.50	103,610	2,542	2.45	103,610	2,647	2.56
TOTAL INTEREST BEARING LIABILIITIES	1,662,255	5,355	0.32	1,541,348	5,557	0.36	1,553,805	8,478	0.55
Demand deposits	556,000			451,776			388,685
Other liabilities	10,137			10,329			9,204
	2,228,392			2,003,453			1,951,694
Shareholders' equity	256,867			183,304			165,381
	$2,485,259			$2,186,757			$2,117,075
Interest expense as % of earning assets			0.23%			0.27%			0.42%
Net interest income/yield on earning assets		$75,221	3.25%		$65,435	3.15%		$64,990	3.22%

(1) The tax equivalent adjustment is based on a 35% tax rate.

(2) Nonperforming loans are included in average loan balances. Fees on loans are included in interest on loans.

Table 6 – Noninterest Income

	Year Ended			% Change
	2014	2013	2012	14/13	13/12
	(Dollars in thousands)
Service charges on deposit accounts	$6,952	$6,711	$6,245	3.6%	7.5%
Trust fees	2,986	2,711	2,279	10.1	19.0
Mortgage banking fees	3,057	4,173	3,710	(26.7)	12.5
Brokerage commissions and fees	1,614	1,631	1,071	(1.0)	52.3
Marine finance fees	1,320	1,189	1,111	11.0	7.0
Interchange income	5,972	5,404	4,501	10.5	20.1
Other deposit based EFT fees	343	342	336	0.3	1.8
BOLI Income	252	0	0	n/m	n/m
Other	2,248	2,158	2,191	4.2	(1.5)
	24,744	24,319	21,444	1.7	13.4
Loss on sale of commercial loan	0	0	(1,238)	n/m	n/m
Securities gains, net	469	419	7,619	11.9	(94.5)
TOTAL	$25,213	$24,738	$27,825	1.9	(11.1)

n/m = not meaningful

Table 7 - NonInterest Expense

	Year Ended			% Change
	2014	2013	2012	14/13	13/12
	(Dollars in thousands)
Salaries and wages	$35,132	$31,006	$29,935	13.3%	3.6%
Employee benefits	8,773	7,327	7,710	19.7	(5.0)
Outsourced data processing costs	8,781	6,372	7,382	37.8	(13.7)
Telephone / data lines	1,331	1,253	1,178	6.2	6.4
Occupancy	7,930	7,178	7,507	10.5	(4.4)
Furniture and equipment	2,535	2,334	2,319	8.6	0.6
Marketing	3,576	2,339	3,095	52.9	(24.4)
Legal and professional fees	6,871	2,458	5,241	179.5	(53.1)
FDIC assessments	1,660	2,601	2,805	(36.2)	(7.3)
Amortization of intangibles	1,033	783	788	31.9	(0.6)
Asset dispositions expense	488	740	1,459	(34.1)	(49.3)
Branch closures and new branding*	4,958	0	639	n/m	(100.0)
Net loss on other real estate owned
and repossessed assets	310	1,289	3,467	(76.0)	(62.8)
Other	9,988	9,472	9,023	5.4	5.0
TOTAL	$93,366	$75,152	$82,548	24.2	(9.0)

* n/m = not meaningful

Table 8 - Capital Resources

	December 31
	2014	2013	2012
	(Dollars in thousands)
TIER 1 CAPITAL
Common stock (2)	$3,300	$2,364	$1,897
Preferred stock	0	0	48,746
Warrant for purchase of common stock	0	0	0
Additional paid in capital (2)	379,249	277,290	230,438
Accumulated (deficit)	(65,000)	(70,695)	(118,611)
Treasury stock	(71)	(11)	(62)
Qualifying trust preferred securities	62,539	52,000	52,000
Goodwill	(25,309)	0	0
Intangibles	(4,478)	(718)	(1,501)
Other	(44,565)	(49,797)	(1,068)
TOTAL TIER 1 CAPITAL	305,665	210,433	211,839
TIER 2 CAPITAL
Allowance for loan losses, as limited (1)	17,100	16,877	15,589
TOTAL TIER 2 CAPITAL	17,100	16,877	15,589
TOTAL RISK-BASED CAPITAL	$322,765	$227,310	$227,428
Risk weighted assets	$1,986,291	$1,346,957	$1,240,593

Tier 1 risk based capital ratio	15.39%	15.62%	17.08%
Total risk based capital ratio	16.25	16.88	18.33
Regulatory minimum	8.00	8.00	8.00
Tier 1 capital to adjusted total assets	10.32	9.59	10.04
Regulatory minimum	4.00	4.00	4.00
Shareholders' equity to assets	10.11	8.75	7.62
Average shareholders' equity to average total assets	10.34	8.38	7.81

(1) Includes reserve for unfunded commitments of $29,000 at December 31, 2014, 2013, and 2012.

(2) Year end 2012 adjusted to reflect 1 for 5 reverse stock split effective December 13, 2013.

Table 9 - Loans Outstanding

	December 31
	2014	2013	2012	2011	2010
	(In thousands)
Construction and land development
Residential	$16,155	$10,566	$9,902	$11,255	$14,025
Commercial	37,194	22,733	11,907	11,338	33,773
	53,349	33,299	21,809	22,593	47,798
Individuals	33,687	34,151	38,927	26,591	31,508
	87,036	67,450	60,736	49,184	79,306

Commercial real estate	837,147	520,382	486,828	508,353	543,603

Real estate mortgage
Residential real estate
Adjustable	441,238	391,885	361,005	334,140	303,320
Fixed rate	93,865	91,108	98,976	96,952	82,559
Home equity mortgages	71,838	62,043	57,955	60,253	73,382
Home equity lines	79,956	47,710	51,395	54,901	57,733
	686,897	592,746	569,331	546,246	516,994

Commercial and financial	157,396	78,636	61,903	53,105	48,825

Installment loans to individuals
Automobiles and trucks	7,817	6,607	7,761	8,736	10,874
Marine loans	26,236	20,208	18,446	19,932	19,806
Other	18,844	17,898	20,723	21,943	20,922
	52,897	44,713	46,930	50,611	51,602

Other loans	512	280	353	575	278

TOTAL	$1,821,885	$1,304,207	$1,226,081	$1,208,074	$1,240,608

Table 10 - Loan Maturity Distribution

	December 31, 2014
	Commercial and Financial	Construction and Land Development	Total
	(In thousands)
In one year or less	$66,844	$44,031	$110,875
After one year but within five years:
Interest rates are floating or adjustable	1,178	20,890	22,068
Interest rates are fixed	64,570	10,432	75,002
In five years or more:
Interest rates are floating or adjustable	2,095	4,989	7,084
Interest rates are fixed	22,709	6,694	29,403
TOTAL	$157,396	$87,036	$244,432

Table 11 - Maturity of Certificates of Deposit of $100,000 or More

	December 31
		% of		% of
	2014	Total	2013	Total
	(Dollars in thousands)
Maturity Group:
Under 3 Months	$31,244	20.9%	$38,805	31.6%
3 to 6 Months	31,918	21.3	20,604	16.8
6 to 12 Months	38,840	25.9	24,670	20.1
Over 12 Months	47,841	31.9	38,667	31.5
TOTAL	$149,843	100.0%	$122,746	100.0%

Table 12 - Summary of Loan Loss Experience

	Year Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$20,068	$22,104	$25,565	$37,744	$45,192

Provision (recapture) for loan losses	(3,486)	3,188	10,796	1,974	31,680

Charge offs:
Construction and land development	640	604	612	4,739	18,135
Commercial real estate	398	2,714	8,539	3,663	11,162
Residential real estate	1,126	3,153	8,381	7,482	10,797
Commercial and financial	398	60	346	0	759
Consumer	193	253	410	562	775
TOTAL CHARGE OFFS	2,755	6,784	18,288	16,446	41,628
Recoveries:
Construction and land development	415	212	341	1,053	483
Commercial real estate	1,683	547	2,702	354	517
Residential real estate	902	449	738	513	861
Commercial and financial	170	326	129	301	424
Consumer	74	26	121	72	215
TOTAL RECOVERIES	3,244	1,560	4,031	2,293	2,500
Net loan charge offs (recoveries)	(489)	5,224	14,257	14,153	39,128
ENDING BALANCE	$17,071	$20,068	$22,104	$25,565	$37,744

Loans outstanding at end of year*	$1,821,885	$1,304,207	$1,226,081	$1,208,074	$1,240,608
Ratio of allowance for loan losses to loans outstanding at end of year	0.94%	1.54%	1.80%	2.12%	3.04%
Ratio of allowance for loan losses to loans outstanding (excluding purchased loans) at end of period	1.14%	N/A	N/A	N/A	N/A

Daily average loans outstanding*	$1,452,751	$1,272,447	$1,227,542	$1,216,221	$1,327,111
Ratio of net charge offs (recoveries) to average loans outstanding	(0.03)%	0.41%	1.16%	1.16%	2.95%

* Net of unearned income.

Table 13 - Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

ALLOCATION BY LOAN TYPE
Construction and land development	$765	$808	$1,134	$1,883	$7,214
Commercial real estate loans	4,531	6,160	8,849	11,477	18,563
Residential real estate loans	9,802	11,659	11,090	10,966	10,102
Commercial and financial loans	1,179	710	468	402	480
Consumer loans.	794	731	563	837	1,385
TOTAL	$17,071	$20,068	$22,104	$25,565	$37,744

YEAR END LOAN TYPES AS A PERCENT OF TOTAL LOANS
Construction and land development	4.8%	5.2%	5.0%	4.1%	6.4%
Commercial real estate loans	46.0	39.9	39.7	42.1	43.8
Residential real estate loans	37.7	45.5	46.5	45.2	41.7
Commercial and financial loans	8.6	6.0	5.0	4.4	3.9
Consumer loans	2.9	3.4	3.8	4.2	4.2
TOTAL	100.0%	100.0%	100.0%	100.0%	100.0%

Table 14 - Nonperforming Assets

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans (1) (2)
Construction and land development	$1,963	$1,302	$1,342	$2,227	$29,229
Commercial real estate loans	4,189	5,111	17,234	13,120	19,101
Residential real estate loans	14,797	20,705	22,099	12,555	14,810
Commercial and financial loans	0	13	0	16	4,607
Consumer loans	191	541	280	608	537
Total	21,140	27,672	40,955	28,526	68,284
Other real estate owned
Construction and land development	223	421	2,124	10,879	15,358
Commercial real estate loans	5,771	5,138	6,305	7,517	8,368
Residential real estate loans	1,468	1,301	3,458	2,550	1,971
Total	7,462	6,860	11,887	20,946	25,697
TOTAL NONPERFORMING ASSETS	$28,602	$34,532	$52,842	$49,472	$93,981

Amount of loans outstanding at end of year (2)	$1,821,885	$1,304,207	$1,226,081	$1,208,074	$1,240,608
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	1.56%	2.63%	4.27%	4.03%	7.42%
Accruing loans past due 90 days or more	$311	$160	$1	$0	$0
Loans restructured and in compliance with modified terms (3)	24,997	25,137	41,946	71,611	66,350

(1)	Interest income that could have been recorded during 2014, 2013, and 2012 related to nonaccrual loans was $1,942,000, $964,000, and $1,931,000, respectively, none of which was included in interest income or net income. All nonaccrual loans are secured.
(2)	Net of unearned income.
(3)	Interest income that would have been recorded based on original contractual terms was $1,496,000, $1,618,000, and $2,725,000, respectively, for 2014, 2013 and 2012. The amount included in interest income under the modified terms for 2014, 2013, and 2012 was $1,276,000, $1,074,000, and $2,036,000, respectively.

Table 15 - Securities Available For Sale

	December 31
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities
2014	$3,876	$3,899	$23	$0
2013	100	100	0	0

Mortgage-backed securities of U.S. Government Sponsored Entities
2014	123,981	125,059	1,501	(423)
2013	129,468	126,735	1,456	(4,189)

Collateralized mortgage obligations of U.S. Government Sponsored Entities
2014	352,483	347,481	1,075	(6,077)
2013	383,392	369,421	776	(14,747)

Private mortgage-backed securities
2014	29,967	30,258	291	0
2013	29,800	29,574	0	(226)

Private collateralized mortgage obligations
2014	85,175	85,135	688	(728)
2013	76,520	76,838	731	(413)

Collateralized loan obligations
2014	127,397	125,225	0	(2,172)
2013	32,592	32,179	0	(413)

Obligations of state and political subdivisions
2014	23,511	24,318	810	(3)
2013	6,586	6,764	193	(15)

Total Securities Available For Sale
2014	$746,390	$741,375	$4,388	$(9,403)
2013	$658,458	$641,611	$3,156	$(20,003)

Table 16 - Securities Held For Investment (1)

	December 31
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
	(In thousands)

Mortgage-backed securities of U.S. Government Sponsored Entities
2014	$67,535	$68,347	$812	$0
2013	0	0	0	0

Collateralized mortgage obligations of U.S. Government Sponsored Entities
2014	114,541	114,956	695	(280)
2013	0	0	0	0

Collateralized loan obligations
2014	25,828	25,485	0	(343)
2013	0	0	0	0

Total Securities Held For Investment
2014	$207,904	$208,788	$1,507	$(623)
2013	$0	$0	$0	$0

(1) Management changed its intent to hold certain securities available for sale during the second quarter 2014 and those securities were transferred to securities held for investment to allow more flexibility in managing interest rate risk.

Table 17 - Maturity Distribution of Securities Available For Sale

	December 31, 2014
						Average
	1 Year	1-5	5-10	After 10		Maturity
	Or Less	Years	Years	Years	Total	In Years
	(Dollars in thousands)
AMORTIZED COST
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$0	$100	$3,776	$0	$3,876	8.01
Mortgage-backed securities of U.S. Government Sponsored Entities	0	35,264	65,727	22,990	123,981	7.00
Collateralized mortgage obligations of U.S. Government Sponsored Entities	9,881	197,736	144,413	453	352,483	4.41
Private mortgage-backed securities	0	0	15,444	14,523	29,967	9.91
Private collateralized mortgage obligations	19,618	37,945	25,328	2,284	85,175	3.78
Collateralized loan obligations	0	0	15,811	111,586	127,397	5.63
Obligations of state and political subdivisions	0	742	4,652	18,117	23,511	12.84
Total Securities Available For Sale	$29,499	$271,787	$275,151	$169,953	$746,390	5.33

FAIR VALUE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$0	$100	$3,799	$0	$3,899
Mortgage-backed securities of U.S. Government Sponsored Entities	0	35,623	66,039	23,397	125,059
Collateralized mortgage obligations of U.S. Government Sponsored Entities	9,891	196,285	140,851	454	347,481
Private mortgage-backed securities	0	0	15,511	14,747	30,258
Private collateralized mortgage obligations	19,384	37,903	25,517	2,331	85,135
Collateralized loan obligations	0	0	15,687	109,538	125,225
Obligations of state and political subdivisions	0	747	4,692	18,879	24,318
Total Securities Available For Sale	$29,275	$270,658	$272,096	$169,346	$741,375

WEIGHTED AVERAGE YIELD (FTE)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	0.00%	0.36%	8.19%	0.00%	3.24%
Mortgage-backed securities of U.S. Government Sponsored Entities	0.00%	2.27%	2.41%	2.60%	2.41%
Collateralized mortgage obligations of U.S. Government Sponsored Entities	1.73%	2.08%	1.92%	3.65%	2.01%
Private mortgage-backed securities	0.00%	0.00%	1.66%	1.28%	1.48%
Private collateralized mortgage obligations	2.56%	2.59%	2.54%	2.88%	2.57%
Collateralized loan obligations	0.00%	0.00%	1.92%	2.16%	2.13%
Obligations of state and political subdivisions	0.00%	6.61%	2.68%	4.37%	4.10%
Total Securities Available For Sale	2.29%	2.20%	2.10%	2.26%	2.18%

Table 18 - Maturity Distribution of Securities Held for Investment

	December 31, 2014
						Average
	1 Year	1-5	5-10	After 10		Maturity
	Or Less	Years	Years	Years	Total	In Years
	(Dollars in thousands)
AMORTIZED COST
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$37,132	$19,094	$11,309	$67,535	5.28
Collateralized mortgage obligations of U.S. Government Sponsored Entities	2,721	57,563	41,682	12,575	114,541	5.05
Collateralized loan obligations	0	4,838	20,990	0	25,828	5.31
Total Securities Available For Sale	$2,721	$99,533	$81,766	$23,884	$207,904	5.16

FAIR VALUE
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$37,431	$19,415	$11,501	$68,347
Collateralized mortgage obligations of U.S. Government Sponsored Entities	2,748	57,442	42,083	12,683	114,956
Collateralized loan obligations	0	4,808	20,677	0	25,485
Total Securities Available For Sale	$2,748	$99,681	$82,175	$24,184	$208,788

WEIGHTED AVERAGE YIELD (FTE)
Mortgage-backed securities of U.S. Government Sponsored Entities	0.00%	2.36%	2.09%	1.96%	2.22%
Collateralized mortgage obligations of U.S. Government Sponsored Entities	2.51%	1.78%	2.41%	3.05%	2.16%
Collateralized loan obligations	0.00%	2.98%	3.05%	0.00%	3.04%
Total Securities Available For Sale	2.51%	2.05%	2.50%	2.53%	2.29%

Table 19 - Interest Rate Sensitivity Analysis (1)

	December 31, 2014
	0-3	4-12	1-5	Over
	Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Federal funds sold and interest bearing deposits	$36,128	$0	$0	$0	$36,128
Securities (2)	342,003	109,868	312,205	190,218	954,294
Loans, net (3)	480,239	301,543	901,253	129,788	1,812,823
Earning assets	858,370	411,411	1,213,458	320,006	2,803,245
Savings deposits (4)	1,367,263	0	0	0	1,367,263
Time deposits	69,135	156,254	97,534	1,110	324,033
Borrowings	298,223	0	50,000	0	348,223
Interest bearing liabilities	1,734,621	156,254	147,534	1,110	2,039,519
Interest sensitivity gap	$(876,251)	$255,157	$1,065,924	$318,896	$763,726
Cumulative gap	$(876,251)	$(621,094)	$444,830	$763,726
Cumulative gap to total earning assets (%)	(31.3)	(22.2)	15.9	27.2
Earning assets to interest bearing liabilities (%)	49.5	263.3	822.5	n/m

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2) Securities are stated at amortized cost.

(3) Excludes nonaccrual loans.

(4) This category is comprised of NOW, savings and money market deposits. If NOW and savings deposits (totaling $917,091) were deemed repriceable in "4-12 months", the interest sensitivity gap and cumulative gap would be $40,840 or 1.5% of total earning assets and an earning assets to interest bearing liabilities for the 0-3 months category of 105.0%.

n/m = not meaningful

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Seacoast common stock for the five years ended December 31, 2014 with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index for the same period. The graph and table assume that $100 was invested on December 31, 2009 (the last day of trading for the year ended December 31, 2009) in each of Seacoast common stock, the NASDAQ Composite Index and the SNL Southeast Bank Index. The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

Comparison of Five-Year Cumulative Return for Seacoast Common Stock, the NASDAQ Composite Index and the SNL Southeast Bank Index

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Seacoast Banking Corporation of Florida	100.00	89.57	93.25	98.77	149.69	168.71
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Southeast Bank	100.00	97.10	56.81	94.37	127.88	144.03

Source : SNL Financial LC, Charlottesville, VA

© 2015

www.snl.com

SELECTED QUARTERLY INFORMATION

QUARTERLY CONSOLIDATED INCOME (LOSS) STATEMENTS (UNAUDITED)

	2014 Quarters				2013 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
Net interest income:
Interest income	$26,272	$18,491	$17,987	$17,512	$17,616	$18,177	$17,513	$17,457
Interest expense	1,539	1,263	1,262	1,291	1,339	1,362	1,399	1,457
Net interest income	24,733	17,228	16,725	16,221	16,277	16,815	16,114	16,000
Provision (recapture) for loan losses	118	(1,425)	(1,444)	(735)	490	1,180	565	953
Net interest income after provision for loan losses	24,615	18,653	18,169	16,956	15,787	15,635	15,549	15,047
Noninterest income:
Service charges on deposit accounts	2,208	1,753	1,484	1,507	1,778	1,741	1,641	1,551
Trust fees	795	817	703	671	693	667	675	676
Mortgage banking fees	716	825	855	661	728	1,075	1,256	1,114
Brokerage commissions and fees	417	408	410	379	461	383	362	425
Marine finance fees	445	281	340	254	215	283	419	272
Interchange income	1,603	1,452	1,514	1,403	1,394	1,358	1,388	1,264
Other deposit based EFT fees	92	70	83	98	80	77	87	98
BOLI Income	252	0	0	0	0	0	0	0
Other income	613	543	507	585	617	503	507	531
Securities gains, net	108	344	0	17	0	280	114	25
Total noninterest income	7,249	6,493	5,896	5,575	5,966	6,367	6,449	5,956
Noninterest expenses:
Salaries and wages	11,676	8,064	7,768	7,624	8,077	7,557	7,902	7,470
Employee benefits	2,461	2,049	2,081	2,182	1,568	1,713	1,823	2,223
Outsourced data processing costs	3,506	1,769	1,811	1,695	1,586	1,657	1,631	1,498
Telephone / data lines	419	313	306	293	325	318	325	285
Occupancy	2,325	1,879	1,888	1,838	1,824	1,824	1,775	1,755
Furniture and equipment	732	628	604	571	597	605	571	561
Marketing	1,163	925	675	813	749	456	685	449
Legal and professional fees	2,555	1,103	2,272	941	489	874	299	796
FDIC assessments	476	387	411	386	451	713	720	717
Amortization of intangibles	446	195	196	196	196	195	197	195
Asset dispositions expense	103	139	118	128	180	159	111	290
Branch closures and new branding	4,958	0	0	0	0	0	0	0
Net loss on other real estate owned and repossessed assets	9	156	92	53	0	229	493	567
Other	3,243	2,282	2,461	2,063	2,604	2,203	2,512	2,153
Total noninterest expenses	34,011	19,889	20,683	18,783	18,646	18,503	19,044	18,959
Income (loss) before income taxes	(2,147)	5,257	3,382	3,748	3,107	3,499	2,954	2,044
Provision (benefit) for income taxes	(630)	2,261	1,464	1,449	1,257	(41,642)	0	0
Net income (loss)	(1,517)	2,996	1,918	2,299	1,850	45,141	2,954	2,044
Preferred stock dividends and accretion on preferred stock discount	0	0	0	0	1,262	937	937	937
Net income (loss) available to shareholders	$(1,517)	$2,996	$1,918	$2,299	$588	$44,204	$2,017	$1,107

PER COMMON SHARE DATA
Net income (loss) diluted	$(0.05)	$0.12	$0.07	$0.09	$0.03	$2.31	$0.11	$0.06
Net income (loss) basic	(0.05)	0.12	0.07	0.09	0.03	2.35	0.11	0.06
Cash dividends declared:
Common stock	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	10.80	10.03	10.00	10.55	10.10	10.20	9.05	8.05
High close	14.24	11.27	11.28	12.51	12.40	12.15	11.00	11.10
Bid price at end of period	13.75	10.93	10.87	11.00	12.20	10.85	11.00	10.45

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010

FOR THE YEAR

Net interest income	$74,907	$65,206	$64,809	$66,839	$66,212

Provision (recapture) for loan losses	(3,486)	3,188	10,796	1,974	31,680

Noninterest income:

Other	24,744	24,319	21,444	18,345	18,134

Loss on sale of commercial loan	0	0	(1,238)	0	0

Securities gains, net	469	419	7,619	1,220	3,687

Noninterest expenses	93,366	75,152	82,548	77,763	89,556

Income (loss) before income taxes	10,240	11,604	(710)	6,667	(33,203)

Provision (benefit) for income taxes	4,544	(40,385)	0	0	0

Net income (loss)	5,696	51,989	(710)	6,667	(33,203)

Per Share Data

Net income (loss) available to common shareholders:

Diluted	0.21	2.44	(0.24)	0.16	2.41

Basic	0.21	2.46	(0.24)	0.16	2.41

Cash dividends declared	0.00	0.00	0.00	0.00	0.00

Book value per share common	9.44	8.40	6.16	6.46	6.42

Dividends to net income	0.0%	0.0%	0.0%	0.0%	0.0%

AT YEAR END

Assets	$3,093,335	$2,268,940	$2,173,929	$2,137,375	$2,016,381

Securities	949,279	641,611	656,868	668,339	462,001

Net loans	1,804,814	1,284,139	1,203,977	1,182,509	1,202,864

Deposits	2,416,534	1,806,045	1,758,961	1,718,741	1,637,228

Shareholders' equity	312,651	198,604	165,546	170,077	166,299

Performance ratios:

Return on average assets	0.23%	2.38%	(0.03)%	0.32%	(1.60)%

Return on average equity	2.57	28.36	(0.43)	4.03	(19.30)

Net interest margin [2]	3.25	3.15	3.22	3.42	3.37

Average equity to average assets	10.34	8.38	7.81	8.01	8.27

1. Not meaningful

2. On a fully taxable equivalent basis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Seacoast Banking Corporation of Florida

Stuart, Florida

We have audited the accompanying consolidated balance sheet of Seacoast Banking Corporation of Florida as of December 31, 2014, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for the year ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of authorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company has excluded the operations of BANKshares, Inc. acquired during 2014, which is described in Note T of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Banking Corporation of Florida as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida

March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Seacoast Banking Corporation of Florida:

We have audited the accompanying consolidated balance sheet of Seacoast Banking Corporation of Florida and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Banking Corporation of Florida and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

March 17, 2014
Miami, Florida
Certified Public Accountants

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31
	2014	2013	2012
	(Dollars in thousands, except share data)

INTEREST INCOME
Interest on securities
Taxable	$15,448	$12,856	$13,964
Nontaxable	211	68	80
Interest and fees on loans	63,586	56,971	58,290
Interest on federal funds sold and interest bearing deposits	1,017	868	953
Total interest income	80,262	70,763	73,287
INTEREST EXPENSE
Interest on savings deposits	864	782	1,522
Interest on time certificates	1,538	1,947	3,969
Interest on short term borrowings	297	286	340
Interest on subordinated debt	1,053	934	1,035
Interest on other borrowings	1,603	1,608	1,612
Total interest expense	5,355	5,557	8,478
NET INTEREST INCOME	74,907	65,206	64,809
Provision (recapture) for loan losses	(3,486)	3,188	10,796
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	78,393	62,018	54,013
NONINTEREST INCOME
Loss on sale of commercial loan	0	0	(1,238)
Securities gains, net (includes net gains (losses) of ($110), $149, and $6,632 in other comprehensive income reclassifications for 2014, 2013, and 2012 respectively)	469	419	7,619
Other	24,744	24,319	21,444
Total noninterest income	25,213	24,738	27,825
NONINTEREST EXPENSE	93,366	75,152	82,548
INCOME (LOSS) BEFORE INCOME TAXES	10,240	11,604	(710)
Income taxes (benefit)	4,544	(40,385)	0
NET INCOME (LOSS)	5,696	51,989	(710)
Preferred stock dividends and accretion on preferred stock discount	0	4,073	3,748
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5,696	$47,916	$(4,458)

SHARE DATA
Net income (loss) per share of common stock
Diluted	$0.21	$2.44	$(0.24)
Basic	0.21	2.46	(0.24)

Average common shares outstanding
Diluted	27,716,895	19,650,005	18,748,757
Basic	27,538,955	19,449,560	18,748,757

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)

NET INCOME (LOSS)	$5,696	$51,989	$(710)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	12,012	(22,532)	3,227
Unrealized gains (losses) on transfer of securities available for sale (AFS) to held for investment (HTM) and securities HTM to securities AFS	(3,137)	724	0
Reclassification adjustment for (gains) and losses included in net income	110	(149)	(6,632)
Provision (benefit) for income taxes	3,468	(8,475)	(1,315)
Total other comprehensive income (loss)	5,517	(13,482)	(2,090)
COMPREHENSIVE INCOME (LOSS)	$11,213	$38,507	$(2,800)

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(Dollars in thousands, except share data)
ASSETS

Cash and due from banks	$64,411	$48,561
Interest bearing deposits with other banks	36,128	143,063
Total cash and cash equivalents	100,539	191,624
Securities available for sale (at fair value)	741,375	641,611
Securities held for investment (fair value $208,787 in 2014)	207,904	0
Total securities	949,279	641,611
Loans held for sale	12,078	13,832
Loans	1,821,885	1,304,207
Less: Allowance for loan losses	(17,071)	(20,068)
Net loans	1,804,814	1,284,139
Bank premises and equipment, net	45,086	34,505
Other real estate owned	7,462	6,860
Goodwill	25,309	0
Other intangible assets	7,454	718
Banked owned life insurance	35,679	0
Other assets	105,635	95,651
TOTAL ASSETS	$3,093,335	$2,268,940

LIABILITIES

Demand deposits (noninterest bearing)	$725,238	$464,006
NOW	652,353	540,288
Savings deposits	264,738	192,491
Money market accounts	450,172	331,184
Other time deposits	173,247	154,743
Brokered time certificates	7,034	9,776
Time certificates of $100,000 or more	143,752	113,557
Total deposits	2,416,534	1,806,045
Federal funds purchased and securities sold under agreement to repurchase, maturing within 30 days	233,640	151,310
Borrowed funds	50,000	50,000
Subordinated debt	64,583	53,610
Other liabilities	15,927	9,371
	2,780,684	2,070,336

Commitments and Contingencies (Notes K and P)

SHAREHOLDERS' EQUITY

Common stock, par value $0.10 per share authorized 60,000,000 shares, issued 33,143,202 and outstanding 33,136,592 shares in 2014 and authorized 60,000,000 shares, issued 23,638,373 and outstanding 23,637,434 shares in 2013	3,300	2,364
Additional paid-in capital	379,249	277,290
Accumulated deficit	(65,000)	(70,695)
Less: Treasury stock (6,610 shares in 2014 and 939 shares in 2013), at cost	(71)	(11)
	317,478	208,948
Accumulated other comprehensive income, net	(4,827)	(10,344)
	312,651	198,604
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,093,335	$2,268,940

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$78,564	$73,849	$78,119
Fees and commissions received	24,689	24,168	20,814
Interest paid	(4,508)	(5,584)	(9,003)
Cash paid to suppliers and employees	(81,268)	(65,405)	(71,016)
Income taxes received (paid)	(239)	(157)	2
Origination of loans designated held for sale	(188,952)	(208,998)	(188,064)
Sale of loans designated held for sale	190,706	231,187	167,921
Net change in other assets	2,954	792	(835)
Net cash provided (used) by operating activities	21,946	49,852	(2,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of securities available for sale	92,499	155,627	133,651
Maturities of securities held for investment	16,138	0	6,395
Proceeds from sale of securities available for sale	21,527	67,330	256,102
Purchases of securities available for sale	(280,137)	(230,118)	(384,120)
Purchases of securities held for investment	(65,340)	0	(500)
Net new loans and principal payments	(154,772)	(88,039)	(54,633)
Proceeds from sale of loans	0	379	0
Proceeds from the sale of other real estate owned	4,066	8,843	18,369
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank Stock	2,423	943	296
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	(6,425)	(1,303)	(142)
Purchase of bank owned life insurance	(30,000)	0	0
Net cash from bank acquisition	110,996	0	0
Additions to bank premises and equipment	(6,083)	(2,817)	(3,839)
Net cash (used) by investing activities	(295,111)	(89,155)	(28,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	93,446	47,085	40,223
Net increase in federal funds purchased and repurchase agreements	63,852	14,507	551
Net change in borrowed funds	0	0	0
Issuance of common stock, net of related expense	24,637	46,977	0
Repurchase of stock warrants, including related expense	0	0	(81)
Stock based employee benefit plans	142	190	196
Redemption of preferred stock	0	(50,000)	0
Dividends paid on preferred shares	0	(2,819)	(2,500)
Net cash provided by financing activities	182,080	55,940	38,389
Net increase (decrease) in cash and cash equivalents	(91,085)	16,637	7,906
Cash and cash equivalents at beginning of year	191,624	174,987	167,081
Cash and cash equivalents at end of year	$100,539	$191,624	$174,987

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Retained		Accumulated
					Paid-in	Earnings		Other
	Common Stock		Preferred Stock		Capital/	(Accumulated	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Warrants	Deficit)	Stock	Income (Loss), Net	Total
BALANCE AT DECEMBER 31, 2011	18,937	1,894	2	47,497	229,623	(114,152)	(13)	5,228	170,077
Comprehensive loss	0	0	0	0	0	(710)	0	(2,090)	(2,800)
Cash dividends on preferred shares	0	0	0	0	0	(2,500)	0	0	(2,500)
Stock based compensation expense	0	0	0	0	796	0	0	0	796
Common stock issued for stock based employee benefit plans	30	3	0	0	100	0	(49)	0	54
Purchase of stock warrant	0	0	0	0	(81)	0	0	0	(81)
Accretion on preferred stock discount	0	0	0	1,249	0	(1,249)	0	0	0
BALANCE AT DECEMBER 31, 2012	18,967	1,897	2	48,746	230,438	(118,611)	(62)	3,138	165,546
Comprehensive income	0	0	0	0	0	51,989	0	(13,482)	38,507
Cash dividends on preferred shares	0	0	0	0	0	(2,819)	0	0	(2,819)
Stock based compensation expense	0	0	0	0	246	0	0	0	246
Common stock issued for stock based employee benefit plans	19	2	0	0	95	0	51	0	148
Issuance of common stock, net of related expense	4,652	465	0	0	46,511	0	0	0	46,976
Redemption of preferred stock	0	0	(2)	(50,000)	0	0	0	0	(50,000)
Accretion on preferred stock discount	0	0	0	1,254	0	(1,254)	0	0	0
BALANCE AT DECEMBER 31, 2013	23,638	2,364	0	0	277,290	(70,695)	(11)	(10,344)	198,604
Comprehensive income	0	0	0	0	0	5,696	0	5,517	11,213
Stock based compensation expense	0	0	0	0	1,299	0	0	0	1,299
Common stock issued for stock based employee benefit plans	147	1	0	0	171	0	(60)	0	112
Issuance of common stock, net of related expense	2,326	233	0	0	24,404	0	0	0	24,637
Issuance of common stock, pursuant to acquisition	7,026	702	0	0	76,085	0	0	0	76,787
Other	0	0	0	0	0	(1)	0	0	0
BALANCE AT DECEMBER 31, 2014	$33,137	$3,300	$0	$0	$379,249	$(65,000)	$(71)	$(4,827)	$312,651

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries

Note A

Significant Accounting Policies

General: Seacoast Banking Corporation of Florida (“Company”) is a single segment bank holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast National”, together the “Company”). Seacoast National’s service area includes Okeechobee, Highlands, Hendry, Glades, DeSoto, Palm Beach, Martin, St. Lucie, Brevard, Indian River, Broward, Orange, Lake, Volusia and Seminole counties, which are located in central and southeast Florida. The bank operates full service branches within its markets, and during 2014 acquired 12 additional branches as part of the BANKshares acquisition.

The consolidated financial statements include the accounts of Seacoast and all its majority-owned subsidiaries but exclude trusts created for the issuance of trust preferred securities. In consolidation, all significant intercompany accounts and transactions are eliminated.

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

Use of Estimates: The preparation of these financial statements requires the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses, and contingent liabilities. Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, the valuation of investment securities available for sale, fair value of impaired loans, contingent liabilities, other real estate owned, and valuation of deferred tax valuation allowance. Actual results could differ from those estimates.

Securities: Securities are classified at date of purchase as trading, available for sale or held to maturity. Securities that may be sold as part of the Company's asset/liability management or in response to, or in anticipation of changes in interest rates and resulting prepayment risk, or for other factors are stated at fair value with unrealized gains or losses reflected as a component of shareholders' equity net of tax or included in noninterest income as appropriate. The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flow analyses, using observable market data where available. Debt securities that the Company has the ability and intent to hold to maturity are carried at amortized cost.

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

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Management considers many factors including the length of time the security has had a fair value less than the cost basis; our intent and ability to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than temporary are written down to fair value with the write-down recorded as a realized loss or if related to other factors are recorded as other comprehensive income.

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

A loan is considered to be impaired when based on current information; it is probable the Company will not receive all amounts due in accordance with the contractual terms of a loan agreement. The fair value is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. When the ultimate collectibility of the principal balance of an impaired loan is in doubt, all cash receipts are applied to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent any interest has been forgone, and then they are recorded as recoveries of any amounts previously charged off.

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

Purchased loans: As a part of business acquisitions, the Company acquires loans, some of which have shown evidence of credit deterioration since origination and others without specifically identified credit deficiency factors. These acquired loans were recorded at the acquisition date fair value, and after acquisition, any losses are recognized through the allowance for loan losses. Accordingly, the associated allowance for credit losses related to these loans is not carried over at the acquisition date.

These loans fall into two groups: purchased credit-impaired (“PCI”) and purchased unimpaired loans (“PUL”). The Company estimates the amount and timing of expected cash flows for each PUL and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan. The PUL’s were evaluated to determine estimated fair values as of the acquisition date. Based on management’s estimate of fair value, each PUL was assigned a discount credit mark.

For PCI loans the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions on a quarterly basis. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is then measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the loan’s effective interest rate. Impairments that occur after the acquisition date are recognized through the provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio. In contrast, PUL’s are evaluated using the same procedures as used for the Company’s non-purchased loan portfolio.

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

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings - 25-40 years, leasehold improvements - 5-25 years, furniture and equipment - 3-12 years. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Intangible Assets: Mergers and acquisitions are accounted for using the acquisition method of accounting, which requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective.

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected October 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

The core deposit intangibles are intangible assets arising from either whole bank acquisitions or branch acquisitions. They are initially measured at fair value and then amortized over a seven-year period on a straight line basis. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets.

Bank owned life insurance (BOLI): The Company, through its subsidiary bank, has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The allowance for loan losses and reserve for unfunded lending commitments is maintained at a level the Company believes is adequate to absorb probable losses incurred in the loan portfolio and unfunded lending commitments as of the date of the consolidated financial statements. The Company employs a variety of modeling and estimation tools in developing the appropriate allowance for loan losses and reserve for unfunded lending commitments. The allowance for loan losses and reserve for unfunded lending commitments consists of formula-based components for both commercial and consumer loans, allowance for impaired commercial loans and allowance related to additional factors that are believed indicative of current trends and business cycle issues.

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

Stock-Based Compensation: The stock option plans are accounted for under ASC Topic 718 and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period, generally five years. (See Note J)

For restricted stock awards, which generally vest based on continued service with the Company, the deferred compensation is measured as the fair value of the shares on the date of grant, and the deferred compensation is amortized as salaries and employee benefits in accordance with the applicable vesting schedule, generally straight-line over five years. Some shares vest based upon the Company achieving certain performance goals and salary amortization expense is based on an estimate of the most likely results on a straight line basis.

Note B

Recently Issued Accounting Standards, Not Adopted as of December 31, 2014

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10) "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of these amendments is permitted. We do not expect the impact of the adoption of ASU 2014-10 to be material to our consolidated financial statements.

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

FASB issued Accounting Standards Update 2014-14 - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update requires creditors to reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned. The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor. The new guidance is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The impact of adoption of this ASU by the Company is not expected to impact significantly the Company’s consolidated financial position or results of operations.

Note C	Cash, Dividend and Loan Restrictions

In the normal course of business, the Company and Seacoast National enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:

Seacoast National is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those reserve balances was $56.6 million for 2014 and $75.4 million for 2013.

Under Federal Reserve regulation, Seacoast National is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2014, the maximum amount available for transfer from Seacoast National to the Company in the form of loans approximated $41.8 million.

The approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast National can distribute dividends of approximately $59.0 million to the Company as of December 31, 2014, without prior approval of the OCC.

Note D

Securities

The amortized cost and fair value of secuities available for sale and held for investment at December 31, 2014 and December 31, 2013 are summarized as follows:

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,876	$23	$0	$3,899
Mortgage-backed securities of U.S. Government Sponsored Entities	123,981	1,501	(423)	125,059
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,483	1,075	(6,077)	347,481
Private mortgage-backed securities	29,967	291	0	30,258
Private collateralized mortgage obligations	85,175	688	(728)	85,135
Collateralized loan obligations	127,397	0	(2,172)	125,225
Obligations of state and political subdivisions	23,511	810	(3)	24,318
	$746,390	$4,388	$(9,403)	$741,375

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$67,535	$812	$0	$68,347
Collateralized mortgage obligations of U.S. Government Sponsored Entities	114,541	695	(280)	114,956
Collateralized loan obligations	25,828	0	(343)	25,485
	$207,904	$1,507	$(623)	$208,788

	December 31, 2013
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$100
Mortgage-backed securities of U.S. Government Sponsored Entities	129,468	1,456	(4,189)	126,735
Collateralized mortgage obligations of U.S. Government Sponsored Entities	383,392	776	(14,747)	369,421
Private mortgage-backed securities	29,800	0	(226)	29,574
Private collateralized mortgage obligations	76,520	731	(413)	76,838
Collateralized loan obligations	32,592	0	(413)	32,179
Obligations of state and political subdivisions	6,586	193	(15)	6,764
	$658,458	$3,156	$(20,003)	$641,611

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$0	$0	$0
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0	0	0	0
Collateralized loan obligations	0	0	0	0
	$0	$0	$0	$0

Proceeds from sales of securities during 2014 were $21,514,000 with gross gains of $456,000 and gross losses of $0. Proceeds from sales of securities during 2013 were $67,330,000 with gross gains of $792,000 and gross losses of $373,000. Proceeds from sales of securities during 2012 were $256,102,000 with gross gains of $7,833,000 and gross losses of $214,000.

Securities with a carrying and fair value of $107,660,000 and $107,500,000, respectively, at December 31, 2014, were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with a carrying and fair value of $232,677,000 and $227,620,000, respectively, were pledged as collateral for repurchase agreements.

On May 31, 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. The securities that were transferred into the held for investment category from the available for sale category, the unrealized losses at the date of transfers will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the secuiruty as an adjustment of yield consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect or interest income of the amortization of the discount.

The amortized cost and fair value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)		(In thousands)
Due in less than one year	$0	$0	$0	$0
Due after one year through five years	0	0	842	847
Due after five years through ten years	0	0	24,239	24,178
Due after ten years	0	0	129,703	128,417
	0	0	154,784	153,442
Mortgage-backed securities of U.S. Government Sponsored Entities	67,535	68,347	123,981	125,059
Collateralized mortgage obligations of U.S. Government Sponsored Entities	114,541	114,956	352,483	347,481
Private mortgage-backed securities	0	0	29,967	30,258
Collateralized loan obligations	25,828	25,485	85,175	85,135
	$207,904	$208,788	$746,390	$741,375

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at December 31, 2014 and December 31, 2013, respectively.

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$0	$100	$0
Mortgage-backed securities of U.S. Government Sponsored Entities	36,890	(153)	21,640	(271)	58,530	(424)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	100,148	(833)	170,400	(5,523)	270,548	(6,356)
Private collateralized mortgage obligations	61,554	(914)	10,091	(157)	71,645	(1,071)
Collateralized loan obligations	100,714	(1,769)	24,511	(403)	125,225	(2,172)
Obligations of state and political subdivisions	1,734	(3)	0	0	1,734	(3)
Total temporarily impaired securities	$301,140	$(3,672)	$226,642	$(6,354)	$527,782	$(10,026)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$33,425	$(2,045)	$35,043	$(2,144)	$68,468	$(4,189)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	287,312	(12,450)	45,657	(2,297)	332,969	(14,747)
Private mortgage-backed securities	29,574	(226)	0	0	29,574	(226)
Private collateralized mortgage obligations	47,653	(413)	0	0	47,653	(413)
Collateralized loan obligations	32,179	(413)	0	0	32,179	(413)
Obligations of state and political subdivisions	502	(14)	125	(1)	627	(15)
Total temporarily impaired securities	$430,645	$(15,561)	$80,825	$(4,442)	$511,470	$(20,003)

At December 31, 2014, approximately $1.1 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $71.6 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2014, the Company also had $6.8 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $329.1 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors , management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2014, the Company also had $2.2 million of unrealized losses on collateralized loan obligations having a fair value of $125.2 million that were attributable to a combination of factors, including relative changes in interest rates, spreads and interest movements since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of December 31, 2014, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at December 31, 2014.

Included in other assets is $16.3 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At December 31, 2014, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $16.3 million of cost method investment securities.

Note E

Loans

Information relating to loans at December 31 is summarized as follows:

	2014
	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	$837,147
Residential real estate	639,428	851	46,618	$686,897
Commerical and financial	120,763	1,312	35,321	$157,396
Consumer	50,543	2	2,352	$52,897
Other	512	0	0	$512
NET LOAN BALANCES	$1,488,005	$7,814	$326,066	$1,821,885

	2013
	(In thousands)
Construction and land development	$67,450	$0	$0	$67,450
Commercial real estate	520,382	0	0	$520,382
Residential real estate	592,746	0	0	$592,746
Commerical and financial	78,636	0	0	$78,636
Consumer	44,713	0	0	$44,713
Other	280	0	0	$280
NET LOAN BALANCES	$1,304,207	$0	$0	$1,304,207

(1)	Net loan balances at December 31, 2014 and 2013 include deferred costs of $3,645,000 and $2,618,000, respectively.

Purchased Loans PCI loans are accounted for pursuant to ASC Topic 310-30. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

We have applied ASC Topic 310-20 accounting treatment to PULs. The unamortized credit mark established at acquisition on the loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date. Contractually required principal and interest payments have been adjusted for estimated prepayments.

October 1, 2014	PCI Loans	PUL's	Total
	(In thousands)
Contractually required principal and interest	$17,169	$367,881	$385,050
Non-accretable difference	(7,196)	0	(7,196)
Cash flows expected to be collected	9,973	367,881	377,854
Accretable yield	(1,256)	(11,235)	(12,491)
Total Acquired loans	$8,717	$356,646	$365,363

The components of purchased loans are as follows:

December 31, 2014	PCI	PULs	Total
	(In thousands)
Construction and land development	$1,557	$19,583	$21,140
Commercial real estate	4,092	222,192	226,284
Residential real estate	851	46,618	47,469
Commercial and financial	1,312	35,321	36,633
Consumer	2	2,352	2,354
Other	0	0	0
Carrying value of acquired loans	$7,814	$326,066	$333,880

Carrying value , net of allowance of $64	$7,750	$326,066	$333,816

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter for PCI loans. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the three month period ending December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Activity during the three month period ending December 31, 2014	30-Sep-14	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	31-Dec-14
	(In thousands)
Contractually required principal and interest	$0	$17,169	$(2,338)	$0	$0	$14,831
Non-accretable difference	0	(7,196)	1,289	0	82	(5,825)
Cash flows expected to be collected	0	9,973	(1,049)	0	82	9,006
Accretable yield	0	(1,256)	50	96	(82)	(1,192)
Carrying value of acquired loans	0	8,717	(999)	96	0	7,814
Allowance for loan losses	0	0	0	0	0	(64)
Carrying value less allowance for loan losses	$0	$8,717	$(999)	$96	$0	$7,750

One of the sources of the Company's business is loans to directors and executive officers. The aggregate dollar amount of these loans was approximately $4,514,000 and $4,771,000 at December 31, 2014 and 2013, respectively. During 2014 new loans totaling $867,000 were made and reductions totaled $1,173,000.

At December 31, 2014 and 2013 loans pledged as collateral for borrowings totaled $130 million and $50.0 million, respectively.

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

Consumer Loans   The Company originates consumer loans including installment loans, loans for automobiles, boats, and other personal, family and household purposes. For each loan type several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower is considered during the underwriting process.

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and 2013:

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
December 31, 2014	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
	(In thousands)
Portfolio Loans
Construction and land development	$0	$0	$0	$534	$65,362	$65,896
Commercial real estate	764	0	0	3,457	606,642	610,863
Residential real estate	259	159	17	14,381	624,612	639,428
Commerical and financial	232	0	0	0	120,531	120,763
Consumer	256	25	0	191	50,071	50,543
Other	0	0	0	0	512	512
Total	$1,511	$184	$17	$18,563	$1,467,730	$1,488,005

Purchased Unimpaired Loans
Construction and land development	$303	$0	$0	$0	$19,280	$19,583
Commercial real estate	2,318	0	41	0	219,833	222,192
Residential real estate	142	0	39	5	46,432	46,618
Commerical and financial	953	0	0	0	34,368	35,321
Consumer	0	0	0	0	2,352	2,352
Other	0	0	0	0	0	0
Total	$3,716	$0	$80	$5	$322,265	$326,066

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$1,428	$129	$1,557
Commercial real estate	7	359	0	733	2,993	4,092
Residential real estate	88	0	116	411	236	851
Commerical and financial	0	0	0	0	1,312	1,312
Consumer	0	0	0	0	2	2
Other	0	0	0	0	0	0
Total	$95	$359	$116	$2,572	$4,672	$7,814

Total Loans	$5,322	$543	$213	$21,140	$1,794,667	$1,821,885

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
December 31, 2013 (2)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
	(In thousands)
Construction and land development	$3	$0	$0	$1,302	$66,145	$67,450
Commercial real estate	684	345	0	5,111	514,242	520,382
Residential real estate	974	909	160	20,705	569,998	592,746
Commerical and financial	353	0	0	13	78,270	78,636
Consumer	33	27	0	541	44,112	44,713
Other	0	0	0	0	280	280
Total	$2,047	$1,281	$160	$27,672	$1,273,047	$1,304,207

(2)	All purchased loans disclosed were acquired in 2014 and were therefore not presented as part of this table.

Nonaccrual loans and loans past due ninety days or more were $21.1 million and $27.8 million at December 31, 2014 and 2013, respectively. The reduction in interest income associated with loans on nonaccrual status was approximately $1.9 million, $1.0 million, and $1.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2014 and 2013:

	Construction			Commercial
	& Land	Commercial	Residential	and
December 31, 2014	Development	Real Estate	Real Estate	Financial	Consumer	Total
	(In thousands)
Pass	$79,397	$797,934	$655,518	$155,281	$51,764	$1,739,894
Special mention	1,815	11,709	546	993	590	15,653
Substandard	1,685	15,325	1,733	1,002	456	20,201
Doubtful	0	0	0	0	0	0
Nonaccrual	1,963	4,189	14,797	0	191	21,140
Pass-Troubled debt restructures	1,672	2,332	17	0	0	4,021
Troubled debt restructures	504	5,658	14,286	120	408	20,976
	$87,036	$837,147	$686,897	$157,396	$53,409	$1,821,885

	Construction			Commercial
	& Land	Commercial	Residential	and
December 31, 2013	Development	Real Estate	Real Estate	Financial	Consumer	Total
	(In thousands)
Pass	$63,186	$485,268	$554,681	$77,840	$43,267	$1,224,242
Special mention	583	6,810	824	382	300	8,899
Substandard	0	15,886	1,670	248	453	18,257
Doubtful	0	0	0	0	0	0
Nonaccrual	1,302	5,111	20,705	13	541	27,672
Pass-Troubled debt restructures	1,838	5,584	30	0	0	7,452
Troubled debt restructures	541	1,723	14,836	153	432	17,685
	$67,450	$520,382	$592,746	$78,636	$44,993	$1,304,207

Note F	Impaired Loans and Allowance for Loan Losses

During the twelve months ended December 31, 2014, the total of newly identified TDRs was $5.5 million, of which $4.3 million were accruing commercial real estate loans, $0.7 million were accruing residential real estate mortgage loans and $0.1 million were accruing construction and land development loans.

The following table presents loans that were modified within the twelve months ending December 31, 2014:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
	Contracts	Investment	Investment	Recorded	Recorded
	(In thousands)
Construction and land
development	$1	$72	$71	$0	$1
Residential real estate	6	687	638	0	49
Commercial real estate	1	4,300	3,975	0	325
	8	$5,059	$4,684	$0	$375

No accruing loans that were restructured within the twelve months ending December 31, 2014 defaulted during the twelve months ended December 31, 2014. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to non-accrual status or has been transferred to other real estate owned.

At December 31, 2014 and 2013, the Company's recorded investment in impaired loans (excluding purchased loans) and related valuation allowance was as follows:

	Impaired Loans
	for the Year Ended December 31, 2014
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
		( In thousands )
With no related allowance recorded:
Construction and land development	$1,824	$2,239	$0	$2,080	$106
Commercial real estate	3,087	4,600	0	2,713	20
Residential real estate	11,898	16,562	0	11,366	198
Commercial and financial	120	120	0	110	8
Consumer	65	93	0	291	1
With an allowance recorded:
Construction and land development	886	931	159	1,213	81
Commercial real estate	8,359	8,469	529	10,446	461
Residential real estate	16,804	17,693	2,741	20,793	445
Commercial and financial	0	0	0	47	0
Consumer	534	562	112	543	25
Total:
Construction and land development	2,710	3,170	159	3,293	187
Commercial real estate	11,446	13,069	529	13,159	481
Residential real estate	28,702	34,255	2,741	32,159	643
Commercial and financial	120	120	0	157	8
Consumer	599	655	112	834	26
	$43,577	$51,269	$3,541	$49,602	$1,345

	Impaired Loans
	for the Year Ended December 31, 2013
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
		( In thousands )
With no related allowance recorded:
Construction and land development	$2,561	$3,180	$0	$2,446	$102
Commercial real estate	4,481	6,577	0	7,382	28
Residential real estate	12,366	17,372	0	14,512	81
Commercial and financial	153	153	0	19	9
Consumer	425	569	0	162	19
With an allowance recorded:
Construction and land development	1,120	1,197	149	1,347	36
Commercial real estate	7,937	8,046	638	17,264	395
Residential real estate	23,365	24,766	4,528	22,899	566
Commercial and financial	13	13	13	1	1
Consumer	548	573	118	571	23
Total:
Construction and land development	3,681	4,377	149	3,793	138
Commercial real estate	12,418	14,623	638	24,646	423
Residential real estate	35,731	42,138	4,528	37,411	647
Commercial and financial	166	166	13	20	10
Consumer	973	1,142	118	733	42
	$52,969	$62,446	$5,446	$66,603	$1,260

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At December 31, 2014 and 2013, accruing TDRs totaled $25.0 million and $25.1 million, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2014, 2013 and 2012 was $49,602,000, $66,603,000 and $96,439,000, respectively. The impaired loans were measured or impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan's effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $1,345,000, $1,260,000 and $3,054,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows a total of $456,000, $1.1 million and $1.0 million, respectively, for 2014, 2013 and 2012 was included in interest income and represents the change in present value attributable to the passage of time.

The nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) were $18,563,000 and $17,000, respectively, at December 31, 2014, $27,672,000 and $160,000, respectively at the end of 2013, and were $40,955,000 and $1,000, respectively, at year-end 2012.

The purchased nonaccrual loans and accruing loans past due 90 days or more were $2,576,000 and $323,000, respectively, at December 31, 2014. There were no purchased loans prior to 2014.

Activity in the allowance for loans losses (excluding PCI loans) for the three years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	Beginning Balance	Provision for Loan Losses	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Ending Balance
	(In thousands)
December 31 , 2014
Construction and land development	$808	$139	$(640)	$415	$(225)	$722
Commercial real estate	6,160	(2,917)	(398)	1,683	1,285	4,528
Residential real estate	11,659	(1,651)	(1,126)	902	(224)	9,784
Commercial and financial	710	697	(398)	170	(228)	1,179
Consumer	731	182	(193)	74	(119)	794
	$20,068	$(3,550)	$(2,755)	$3,244	$489	$17,007
December 31 , 2013
Construction and land development	$1,134	$66	$(604)	$212	$(392)	$808
Commercial real estate	8,849	(522)	(2,714)	547	(2,167)	6,160
Residential real estate	11,090	3,273	(3,153)	449	(2,704)	11,659
Commercial and financial	468	(24)	(60)	326	266	710
Consumer	563	395	(253)	26	(227)	731
	$22,104	$3,188	$(6,784)	$1,560	$(5,224)	$20,068
December 31, 2012
Construction and land development	$1,883	$(478)	$(612)	$341	$(271)	$1,134
Commercial real estate	11,477	3,209	(8,539)	2,702	(5,837)	8,849
Residential real estate	10,966	7,767	(8,381)	738	(7,643)	11,090
Commercial and financial	402	283	(346)	129	(217)	468
Consumer	837	15	(410)	121	(289)	563
	$25,565	$10,796	$(18,288)	$4,031	$(14,257)	$22,104

As discussed in Note A, "Significant Accounting Policies," the allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company's loan portfolio (excluding PCI loans) and related allowance at December 31, 2014 and 2013 is shown in the following tables.

	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
December 31, 2014	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(In thousands)

Construction and land development	$2,710	$159	$82,769	$563	$85,479	$722
Commercial real estate	11,446	529	821,609	3,999	833,055	4,528
Residential real estate	28,702	2,741	657,344	7,043	686,046	9,784
Commercial and financial	120	0	155,964	1,179	156,084	1,179
Consumer	599	112	52,808	682	53,407	794
	$43,577	$3,541	$1,770,494	$13,466	$1,814,071	$17,007

	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
December 31, 2013	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(In thousands)

Construction and land development	$3,681	$149	$63,769	$659	$67,450	$808
Commercial real estate	12,418	638	507,964	5,522	520,382	6,160
Residential real estate	35,731	4,528	557,015	7,131	592,746	11,659
Commercial and financial	166	13	78,470	697	78,636	710
Consumer	973	118	44,020	613	44,993	731
	$52,969	$5,446	$1,251,238	$14,622	$1,304,207	$20,068

Loans collectively evaluated for impairment reported at December 31, 2014 included loans acquired from BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from BANKshares at the acquisition date was approximately $11.2 million, or approximately 3.56% of the outstanding aggregate loan balances. This amount, which represents the total fair value discount of each PUL, is accreted into interest income over the remaining lives of the related loans on a level yield basis, and remains adequate at December 31,2014, and therefore no provision for loan loss was recorded related to these loans at December 31, 2014. The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows.

	PCI Loans Individually Evaluated for Impairment
December 31, 2014	Carrying Value	Associated Allowance

Construction and land development	$1,557	$43
Commercial real estate	4,092	3
Residential real estate	851	18
Commercial and financial	1,312	0
Consumer	2	0
	$7,814	$64

Note G Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

		Accumulated	Net
		Depreciation &	Carrying
	Cost	Amortization	Value
	(In thousands)
December 31, 2014
Premises (including land of $13,594)	$59,471	$(20,260)	$39,211
Furniture and equipment	21,924	(16,049)	5,875
	$81,395	$(36,309)	$45,086

December 31, 2013
Premises (including land of $8,978)	$49,647	$(20,518)	$29,129
Furniture and equipment	22,138	(16,762)	5,376
	$71,785	$(37,280)	$34,505

Note H	Goodwill and Acquired Intangible Assets

Goodwill was a result of the Company's October 1, 2014 acquisition of The BANKshares, a whole bank acquisition, and totaled $25,309,000 at year end December 31, 2014.

Acquired intangible assets consist of core deposit intangibles ("CDI") and which are intangible assets arising from the purchase of deposits separately or from the acquistion of BANKshares. The change in balance for CDI is as follows:

	2014	2013	2012
	(In thousands)
Beginning of year	$718	$1,501	$2,289
Acquired CDI	7,769	0	0
Amortization expense	(1,033)	(783)	(788)
End of year	$7,454	$718	$1,501

The gross carrying amount and accumulated amortization of the Company's intangible asset subject to amortization at December 31 is presented below.

	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Deposit base	$17,263	$(9,809)	$9,494	$(8,776)
	$17,263	$(9,809)	$9,494	$(8,776)

The annual amortization expense for the deposit base intangible determined using the straight line method in each of the five years subsequent to December 31, 2014 is $1,260,000.

Note I	Borrowings

All of the Company's short-term borrowings were comprised of federal funds purchased and securities sold under agreements to repurchase with maturities primarily from overnight to seven days:

	2014	2013	2012
	(In thousands)
Maximum amount outstanding at any month end	$298,399	$165,770	$149,316
Weighted average interest rate at end of year	0.19%	0.17%	0.21%
Average amount outstanding	$171,965	$155,222	$141,592
Weighted average interest rate during the year	0.17%	0.18%	0.24%

During 2007, the Company obtained advances from the Federal Home Loan Bank (FHLB) of $25,000,000 each on September 25, 2007 and November 27, 2007. The advances mature on September 15, 2017 and November 27, 2017, respectively, and have fixed rates of 3.64 percent and 2.70 percent at December 31, 2014, respectively, payable quarterly; the FHLB has a perpetual three-month option to convert the interest rate on either advance to an adjustable rate and the Company has the option to prepay the advance should the FHLB convert the interest rate.

Seacoast National has unused secured lines of credit of $1,259,345,000 at December 31, 2014.

The Company issued $20,619,000 in junior subordinated debentures on March 31 and December 16, 2005, an aggregate of $41,238,000. These debentures were issued in conjunction with the formation of a Delaware and Connecticut trust subsidiary, SBCF Capital Trust I, and SBCF Statutory Trust II ("Trusts I and II") which each completed a private sale of $20.0 million of floating rate preferred securities. On June 29, 2007, the Company issued an additional $12,372,000 in junior subordinated debentures which was issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Statutory Trust III ("Trust III"), which completed a private sale of $12.0 million of floating rate trust preferred securities. The rates on the trust preferred securities are the 3-month LIBOR rate plus 175 basis points, the 3-month LIBOR rate plus 133 basis points, and the 3-month LIBOR rate plus 135 basis points, respectively. The rates, which adjust every three months, are currently 2.01 percent, 1.57 percent, and 1.59 percent, respectively, per annum. The trust preferred securities have original maturities of thirty years, and may be redeemed without penalty on or after June 10, 2010, March 15, 2011, and September 15, 2012, respectively, upon approval of the Federal Reserve or upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in March, June, September and December of each year. The Trusts also issued $619,000, $619,000 and $372,000, respectively, of common equity securities to the Company. The proceeds of the offering of trust preferred securities and common equity securities were used by Trusts I and II to purchase the $41.2 million junior subordinated deferrable interest notes issued by the Company, and by Trust III to purchase the $12.4 million junior subordinated deferrable interest notes issued by the Company, all of which have terms substantially similar to the trust preferred securities.

As part of the October 1, 2014 BANKshares acquisition the Company acquired three junior subordinated debentures. Correspondingly, at December 31, 2014 the Company has $5,155,000 and $4,124,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures outstanding which are due December 26, 2032 and March 17, 2034, and callable by the Company, at its option, any time after December 26, 2007 and March 17, 2009. The rates on these trust preferred securities are the 3-month LIBOR rate plus 325 basis points and the 3-month LIBOR rate plus 279 basis points, respectively. The rates, which adjust every three months, are currently 3.50 percent and 3.03 percent, respectively, per annum. At December 31, 2014 the Company has $5,155,000 outstanding of Junior Subordinated Debentures due February 23, 2036. The interest rate was fixed at 6.37 percent through February 2011 and thereafter, and the coupon rate floats quarterly at the three month LIBOR rate plus 139 basis points. The junior subordinated debenture is redeemable in certain circumstances after February 2011. The interest rate was 1.62 percent at December 31, 2014. The above three junior subordinated debentures in accordance with ASU 805 Business Combinations have been recorded at their acquisition date fair values which collectively is $3.5 million lower than face value and will be amortized into interest expense over the remaining term to maturity.

The Company has the right to defer payments of interest on the notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods. Under the terms of the notes, in the event that under certain circumstances there is an event of default under the notes or the Company has elected to defer interest on the notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2014, 2013 and 2012, all interest payments on trust preferred securities were current.

The Company has entered into agreements to guarantee the payments of distributions on the trust preferred securities and payments of redemption of the trust preferred securities. Under these agreements, the Company also agrees, on a subordinated basis, to pay expenses and liabilities of the Trusts other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated notes, the trust agreement establishing the Trusts, the guarantees and agreements as to expenses and liabilities, in aggregate, constitute a full and conditional guarantee by the Company of the Trusts' obligations under the trust preferred securities.

Note J    Employee Benefits and Stock Compensation

The Company’s profit sharing and retirement plan covers substantially all employees after one year of service and includes a matching benefit feature for employees electing to defer the elective portion of their profit sharing compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The profit sharing and retirement contributions charged to operations were $1,198,000 in 2014, $807,000 in 2013, and $771,000 in 2012.

The Company’s stock option and stock appreciation rights plans were approved by the Company’s shareholders on April 25, 1991, April 25, 1996, April 20, 2000, May 8, 2008 and May 23, 2013. The number of shares of common stock that may be granted pursuant to the 1991 and 1996 plans shall not exceed 198,000 shares for each plan, pursuant to the 2000 plan shall not exceed 264,000 shares, pursuant to the 2008 plan shall not exceed 300,000 shares, and pursuant to the 2013 plan shall not exceed 1,300,000 shares. The Company has granted options and stock appreciation rights (“SSARs”) on 166,000, 187,000, and 158,000 shares for the 1991, 1996, and 2000 plans, respectively, through December 31, 2014; no options or SSARs have been granted under the 2008 plan and 462,000 shares have been granted under the 2013 plan. Under the 2008 plan the Company issued 229,000 of restricted stock awards at $7.10 per share during 2011 and 15,000 of restricted stock awards at $8.10 per share during 2012. Under the 2013 plan, the Company issued 195,000 of restricted stock units at $11.00 per share during 2013 and 28,000 of restricted stock units at $10.19 per share during 2014. The restricted stock units allow the grantee to earn 0-160 percent of the target award as determined by two criteria, the Company’s after-tax earnings and its classified assets ratio. Any restricted stock units that become eligible for vesting pursuant to the performance requirements will vest by one-third on each of the first, second and third anniversaries of the last day of the performance period, December 31, 2016, 2017 and 2018, respectively. If the Company does not achieve the target performance goal for both criteria by December 31, 2015, then none of the restricted stock units will vest and they will be forfeited. Under the plans, the options, stock awards, SSARs or restricted stock units’ exercise price equals the common stock’s market price on the date of the grant. All options or SSARs issued after December 31, 2002 have a vesting period of three to five years and a contractual life of ten years. All stock awards and restricted stock units have a contractual life of three or five years. To the extent the Company has treasury shares available, stock options exercised or stock grants awarded may be issued from treasury shares or, if treasury shares are insufficient, the Company can issue new shares. The Company has a single share repurchase program in place, approved on September 18, 2001, authorizing the repurchase of up to 165,000 shares. On May 20, 2014 the Company authorized an additional 250,000 shares for the repurchase program; the maximum number of shares that may yet be purchased under these programs is 237,000.

The Company granted stock options totaling 413,000 shares in 2014 and 49,000 shares in 2013 at weighted average fair value per share of $2.26 and $3.10, respectively, but did not grant any stock options or SSARs in 2012. Stock option fair value is measured on the date of grant using the Black-Scholes option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected price volatility, which when changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options or SSARs. The more significant assumptions used in estimating the fair value of stock options granted in 2014 include: a weighted average risk-free interest rate of 2.7 percent; no dividends; weighted average expected life of 5 years; and a weighted average volatility of the Company’s common stock of 17.0 percent. The 2014 estimated fair value of stock options was not reduced by an estimate of forfeiture experience due to the relatively small pool of stock option recipients and short vesting terms.

The following table presents a summary of stock option and SSARs activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Option or SSAR Exercise Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Dec. 31, 2011	107,000	85.40 – 136.80	107.10	0
Granted	0	0	0
Exercised	0	0	0
Expired	0	0	0
Cancelled	(20,000)	85.40 – 133.60	113.30
Dec. 31, 2012	87,000	85.40 – 136.80	105.60	0
Granted	49,000	11.00	11.00
Exercised	0	0	0
Expired	(28,000)	85.40	85.40
Cancelled	(6,000)	111.10 – 136.80	113.57
Dec. 31, 2013	102,000	11.00 – 133.60	65.10	0
Granted	413,000	10.54 – 10.97	10.67
Exercised	0	0	0
Expired	(11,500)	112.00	112.00
Cancelled	(10,500)	11.00 – 133.60	50.55
Dec. 31, 2014	493,000	10.54 – 133.60	18.72	0

No stock options were exercised during 2014. No windfall tax benefits were realized from the exercise of stock options and no cash was utilized to settle equity instruments granted under stock option awards.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Options / SSARs Outstanding		Options / SSARs Exercisable (Vested)
Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
493,000	8.62	101,000	$49.73	6.49	$188,000

At December 31, 2014, non-vested stock options after adjusting for potential forfeiture experience outstanding at December 31, 2014, are as follows:

Number of Non-Vested Stock Options	Weighted Average Remaining Contractual Life In Years	Weighted Average Fair Value	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
392,000	9.17	$2.32	$774,244	2.34

Since December 31, 2013, restricted stock awards of 131,000 shares were issued, 120,000 awards have vested and 9,000 awards were cancelled. Non-vested restricted stock awards totaling 170,000 shares were outstanding at December 31, 2014, 2,000 more than at December 31, 2013, and are as follows:

Number of Non-Vested Restricted Stock Award Shares	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
170,000	$1,114,000	2.85

During 2014, restricted stock units totaling 28,000 were issued, none were vested and 14,000 were cancelled. Non-vested restricted stock units totaling 191,000 were outstanding at December 31, 2014, and are as follows:

Number of Non-Vested Restricted Stock Units	Remaining Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period in Years
191,000	$1,929,000	4.00

In 2014, 2013 and 2012 the Company recognized $1,299,000 ($798,000 after tax), $246,000 ($151,000 after tax) and $796,000 ($489,000 after tax), respectively of non-cash compensation expense.

No cash was utilized to settle equity instruments granted under restricted stock awards. No compensation cost has been capitalized and no significant modifications have occurred with regard to the contractual terms for stock options, SSARs or restricted stock awards.

Note K Lease Commitments

The Company is obligated under various noncancellable operating leases for buildings, and land. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. At December 31, 2014, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(In thousands)
2015	$3,894
2016	3,682
2017	3,287
2018	1,945
2019	1,755
Thereafter	11,499
$26,062

Rent expense charged to operations was $4,066,000 for 2014, $3,878,000 for 2013, and $3,881,000 for 2012. Certain leases contain provisions for renewal and change with the consumer price index.

Note L	Income Taxes

The provision (benefit) for income taxes is as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Current
Federal	$310	$160	$0
State	12	7	7

Deferred
Federal	3,440	(30,540)	0
State	782	(10,012)	(7)

	$4,544	$(40,385)	$0

The difference between the total expected tax benefit (computed by applying the U.S. Federal tax rate of 35% to pretax income in 2014, 2013 and 2012) and the reported income tax provision (benefit) relating to income (loss) before before income taxes is as follows:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Tax rate applied to income (loss) before income taxes	$3,583	$4,061	$(249)
Increase (decrease) resulting from the effects of:
Nondeductible acquisition costs	554	0	0
Tax exempt interest on obligations of states and political subdivisions and bank owned life insurance	(293)	(148)	(118)
State income taxes	(278)	(259)	(27)
Stock compensation	92	4	28
Expiration of capital loss carryforward	0	0	354
Other	92	38	53
Federal tax provision before valuation allowance	3,750	3,696	41
State tax provision before valuation allowance	794	740	76
Total income tax provision	4,544	4,436	117
Change in valuation allowance	0	(44,821)	(117)
Income tax provision (benefit)	$4,544	$(40,385)	$0

The net deferred tax assets (liabilities) are comprised of the following:

	December 31
	2014	2013
	(In thousands)
Allowance for loan losses	$6,926	$8,139
Other real estate owned.	1,562	899
Section 382 limitation	1,383	0
Accrued stock compensation	721	528
Federal tax loss carryforward	38,703	42,776
State tax loss carryforward	7,468	7,925
Alternative minimum tax carryforward	2,136	1,304
Net unrealized securities losses	3,035	6,503
Deferred compensation..	1,643	1,169
Accrued interest and fee income	3,270	0
Other	7,428	273
Gross deferred tax assets	74,275	69,516
Less: Valuation allowance	0	0
Deferred tax assets net of valuation allowance	74,275	69,516

Depreciation	(1,334)	(1,365)
Deposit base intangible	(2,976)	(233)
Accrued interest and fee income	0	(1,060)
Other	(3,165)	0
Gross deferred tax liabilities	(7,475)	(2,658)

Net deferred tax assets	$66,800	$66,858

At December 31, 2014, the Company's deferred tax assets of $66.8 million consists of approximately $52.6 million of net U.S. federal deferred tax assets and $14.2 million of net state deferred tax assets.

Management assesses the necessity of a valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for net deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence. Based on an assessment of all of the evidence, including favorable trending in asset quality and certainty regarding the amount of future taxable income that the Company forecasts, management concluded that it was more likely than not that its net deferred tax assets will be realized based upon future taxable income. Management’s confidence in the realization of projected future taxable income is based upon analysis of the Company’s risk profile and its trending financial performance, including credit quality. The Company believes it can confidently and reasonably predict future results of operations that result in taxable income at sufficient levels over the future period of time that the Company has available to realize its net deferred tax asset.

Management expects to realize the $66.8 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2014, approximately $38.7 million of deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $7.5 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2028 through 2034. Tax credit carryforwards at December 31, 2014 include federal alternative minimum tax credits totaling $2.1 million which have an unlimited carryforward period. Remaining deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date.

Prior to the third quarter of 2013, the Company was unable to conclude that there was sufficient evidence to support that the deferred tax asset was more likely than not realizable and to support the reversal of its deferred tax asset valuation allowance of $44.8 million. The deferred tax asset valuation allowance was reversed after the achievement of operating results for the third quarter and nine months of 2013 that demonstrated the continuation of increasing income before tax results.

A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management’s conclusion at December 31, 2014 that it is more likely than not that the net deferred tax asset of $66.8 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s deferred tax assets. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2014.

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

Jurisdiction	Tax Year
United States of America	2011
Florida	2011

Income taxes related to securities transactions were $181,000, $162,000 and $2,939,000 in 2014, 2013 and 2012,

respectively.

Note M	Noninterest Income and Expenses

Details of noninterest income and expense follow:

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Noninterest income
Service charges on deposit accounts	$6,952	$6,711	$6,245
Trust fees	2,986	2,711	2,279
Mortgage banking fees	3,057	4,173	3,710
Brokerage commissions and fees	1,614	1,631	1,071
Marine finance fees	1,320	1,189	1,111
Interchange income	5,972	5,404	4,501
Other deposit based EFT fees	343	342	336
BOLI Income	252	0	0
Other	2,248	2,158	2,191
	24,744	24,319	21,444
Loss on sale of commercial loan	0	0	(1,238)
Securities gains, net	469	419	7,619
TOTAL	$25,213	$24,738	$27,825

Noninterest expense
Salaries and wages	$35,132	$31,006	$29,935
Employee benefits	8,773	7,327	7,710
Outsourced data processing costs	8,781	6,372	7,382
Telephone / data lines	1,331	1,253	1,178
Occupancy	7,930	7,178	7,507
Furniture and equipment	2,535	2,334	2,319
Marketing	3,576	2,339	3,095
Legal and professional fees	6,871	2,458	5,241
FDIC assessments	1,660	2,601	2,805
Amortization of intangibles	1,033	783	788
Asset dispositions expense	488	740	1,459
Branch closures and new branding	4,958	0	639
Net loss on other real estate owned and repossessed assets	310	1,289	3,467
Other	9,988	9,472	9,023
TOTAL	$93,366	$75,152	$82,548

Note N    Shareholders' Equity

The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 1,000,000 common shares for issuance in connection with an employee profit sharing plan. At December 31, 2014, an aggregate of 183,360 shares and 0 shares, respectively, have been issued as a result of employee participation in these plans.

A 1 for 5 reverse stock split was effective as of December 13, 2013. Each five shares of the Company's common stock was automatically converted to one share of the Company's common stock. Any fractional post-split shares as a result of the reverse split were rounded up to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting in May 2013. All share amounts have been restated for all years presented.

In December 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury Department (U.S. Treasury) 2,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) with a par value of $0.10 per share and a 10-year warrant to purchase approximately 117,925 shares of common stock at an exercise price of $31.80 per share. The proceeds received were allocated to the preferred stock and additional paid-in-capital based on their relative fair values. The Series A Preferred Stock initially paid quarterly dividends at a five percent annual rate that increased to nine percent after five years on a liquidation preference of $25,000 per share. Upon the request of the U.S. Treasury, at any time, the Company agreed to enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depository shares may be issued. The Company registered the Series A Preferred Stock, the warrant, the shares of common stock underlying the warrant and the depository shares, if any, for resale under the Securities Act of 1933. On March 28, 2012, the U.S. Treasury publicly offered through an auction process their investment in the Series A Preferred Stock. The auction concluded on April 3, 2012, thereby transferring all of the U.S. Treasury's ownership in the Series A Preferred Stock to third party investors. The warrant to purchase shares of common stock was acquired by the Company on May 30, 2012 for $81,000, including related expenses. On December 31, 2013, the full amount of the Series A Preferred Stock was redeemed at par for $50 million plus accrued dividends through the date of redemption of $319,000 .

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

Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation. The Company implemented a dividend reinvestment plan during 2007, issuing no shares from treasury stock during 2014 and 2013.

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
	(Dollars in thousands)
SEACOAST BANKING CORP
(CONSOLIDATED)

At December 31, 2014:
Total Capital (to risk-weighted assets)	$322,765	16.25%	$158,903	≥ 8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	305,665	15.39	79,452	≥ 4.00%	N/A	N/A
Tier 1 Capital (to adjusted average assets)	305,665	10.32	124,731	≥ 4.00%	N/A	N/A
At December 31, 2013:
Total Capital (to risk-weighted assets)	$227,310	16.88%	$107,757	≥ 8.00%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	210,433	15.62	53,878	≥ 4.00%	N/A	N/A
Tier 1 Capital (to adjusted average assets)	210,433	9.59	92,234	≥ 4.00%	N/A	N/A

SEACOAST NATIONAL BANK
(A WHOLLY OWNED BANK SUBSIDIARY)
At December 31, 2014:
Total Capital (to risk-weighted assets)	$284,555	14.32%	$158,925	≥ 8.00%	$198,656	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	267,455	13.46	79,462	≥ 4.00%	119,193	≥ 6.00%
Tier 1 Capital (to adjusted average assets)	267,455	9.04	118,409	≥ 4.00%	148,011	≥ 5.00%
At December 31, 2013:
Total Capital (to risk-weighted assets)	$225,102	16.74%	$107,571	≥ 8.00%	$134,463	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	208,253	15.49	53,785	≥ 4.00%	80,678	≥ 6.00%
Tier 1 Capital (to adjusted average assets)	208,253	9.51	87,636	≥ 4.00%	109,545	≥ 5.00%

N/A - Not Applicable

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2014, that the Company meets all capital adequacy requirements to which it is subject.

The Company is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth above. At December 31, 2014, the Company’s deposit-taking bank subsidiary met the capital and leverage ratio requirements for well capitalized banks.

Note O

Seacoast Banking Corporation of Florida

(Parent Company Only) Financial Information

Balance Sheets

	December 31
	2014	2013
	(In thousands)
ASSETS
Cash	$480	$919
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	37,836	792
Investment in subsidiaries	341,302	250,033
Other assets	0	493
	$379,618	$252,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$64,584	$53,610
Other liabilities	2,383	23
Shareholders' equity	312,651	198,604
	$379,618	$252,237

Statements of Income (Loss)

	Year Ended December 31
	2014	2013	2012
	(In thousands)

Income
Dividends from subsidiary Bank	$0	$0	$0
Interest/other	43	28	29
	43	28	29

Interest expense	1,053	958	1,057
Other expenses	1,000	450	575
Loss before income tax benefit and equity in undistributed income of subsidiaries	(2,010)	(1,380)	(1,603)
Income tax benefit	(704)	(2,281)	0

Income (loss) before equity in undistributed income of subsidiaries	(1,306)	901	(1,603)
Equity in undistributed income of subsidiaries	7,002	51,088	893
Net income (loss)	$5,696	$51,989	$(710)

Statement of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Interest received	$43	$5	$7
Interest paid	(1,058)	(957)	(1,045)
Dividends received	24	23	22
Income taxes received (paid)	573	1,797	(32)
Other	(964)	(494)	(703)
Net cash provided by (used in) operating activities	(1,382)	374	(1,751)

Cash flows from investing activities
Decrease (increase) in securities purchased under agreement to resell, maturing within 30 days, net	(37,044)	2,130	422
Net cash provided by (used in) investment activities	(37,044)	2,130	422

Cash flows from financing activities
Issuance of common stock, net of related expense	24,637	46,977	0
Subordinated debt increase	13,208	0	0
Repurchase of stock warrants, including related expense	0	0	(81)
Stock based employment plans	142	190	196
Redemption of preferred stock	0	(50,000)	0
Dividends paid on preferred shares	0	(2,819)	(2,500)
Net cash provided by (used in) financing activities	37,987	(5,652)	(2,385)

Net change in cash	(439)	(3,148)	(3,714)
Cash at beginning of year	919	4,067	7,781
Cash at end of year	$480	$919	$4,067

RECONCILIATION OF INCOME (LOSS) TO CASH USED IN OPERATING ACTIVITIES
Net income (loss)	$5,696	$51,989	$(710)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(7,002)	(51,088)	(893)
Other, net	(76)	(527)	(148)
Net cash provided by (used in) operating activities	$(1,382)	$374	$(1,751)

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

The Company's subsidiary bank is party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and limited partner equity commitments.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $238,130,000 in commitments to extend credit outstanding at December 31, 2014, $98,646,000 is secured by 1-4 family residential properties for individuals with approximately $10,052,000 at fixed interest rates ranging from 3.25 to 5.125%.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. The extent of collateral held for secured standby letters of credit at December 31, 2014 and 2013 amounted to $2,617,000 and $3,187,000 respectively.

Unfunded limited partner equity commitments at December 31, 2014 totaled $3,715,000 that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses.

	December 31
	2014	2013
	(In thousands)
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$238,130	$135,056

Standby letters of credit and financial guarantees written:
Secured	2,685	2,722
Unsecured	200	8

Unfunded limited partner equity commitment	3,715	3,746

The Company’s subsidiary bank renewed its contract for outsourced data services on December 31, 2012 for a period of five years and six months which requires a minimum payment for early termination without cause as follows:

Year Ended	(In thousands)

2014	$ 11,821
2015	8,444
2016	5,066

Note Q Supplemental Disclosures for Consolidated Statements of Cash Flows

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities for the three years ended:

	Year Ended December 31
	2014	2013	2012
	(In thousands)

Net income (loss)	$5,696	$51,989	$(710)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities
Depreciation	3,268	2,776	2,827
Net amortization of premiums and discounts on securities	2,353	3,882	4,740
Accretion of purchase accounting loan discount	(750)	0	0
Other amortization and accretion	494	(172)	20
Change in loans available for sale, net	1,754	22,189	(20,143)
Provision (recpature) for loan losses, net	(3,486)	3,188	10,796
Deferred tax benefit	0	(40,552)	(7)
Gain on sale of securities	(469)	(419)	(7,619)
Gain on sale of loans	(419)	(455)	(816)
Loss on sale or write down of foreclosed assets	310	1,295	3,548
Writedown on loan available for sale	0	0	1,238
Loss on branch closures and disposition of equipment	4,493	1	774
Stock based employee benefit expense	1,299	246	796
Earnings on bank owned lif insurance	(219)	0	0
Change in interest receivable	(2,763)	160	861
Change in interest payable	847	(27)	(524)
Change in prepaid expenses	(591)	4,562	2,601
Change in accrued taxes	4,294	(102)	(190)
Change in other assets	3,175	792	(835)
Change in other liabilities	2,660	499	581
Net cash provided (used) by operating activities	$21,946	$49,852	$(2,062)

Supplemental disclosure of non cash investing activities
Fair value adjustment to securities	$8,985	$(21,957)	$(3,405)
Transfers from loans to other real estate owned	4,789	5,087	14,067
Transfers from loans to loans available for sale	0	379	10,321
Matured securities recorded as a recievable	0	0	3,100
Securities principal receivable recorded in other assets	101	159	0
Transfer from securities held for investment to available for sale	0	13,818	0
Transfer from securities available for sale to held for investment	158,781	0	0

Note R

Fair Value

Fair Value Instruments Measured at Fair Value

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2014 and 2013 included:

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets for	Observable	Unobservable
	Measurements	Identical Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2014	Level 1	Level 2	Level 3

Available for sale securities (3)	$741,375	$3,899	$737,476	$0
Loans available for sale (4)	12,078	0	12,078	0
Loans (1)	10,409	0	8,324	2,085
OREO (2)	7,462	0	1,468	5,994

		Quoted Prices in	Significant Other	Significant Other
	Fair Value	Active Markets for	Observable	Unobservable
	Measurements	Identical Assets	Inputs	Inputs
(Dollars in thousands)	December 31, 2013	Level 1	Level 2	Level 3

Available for sale securities (3)	$641,611	$100	$641,511	$0
Loans available for sale (4)	13,832	0	13,832	0
Loans (1)	17,323	0	10,325	6,998
OREO (2)	6,860	0	1,301	5,559

(1) See Note E. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan's observable market price or current appraised value of the collateral in accordance with ASC 310.

(2) Fair value is measured on a nonrecurring basis in accordance with ASC 360.

(3) See Note D for further detail of recurring fair value basis of individual investment categories.

(4) Recurring fair value basis determined using observable market data.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2014 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.2%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarter valuation process.

During 2014, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $0.5 million consisting of loans that became impaired during 2014. Transfers out consisted of charge offs of $0.2 million, and loan foreclosures migrating to OREO and other reductions (including principal payments) totaling $5.2 million. No sales were recorded.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company's provision for loan losses.

For OREO classified as level 3 during 2014 transfers out totaled $2.3 million consisting of valuation write-downs of $0.3 million and sales of $2.0 million, and transfers in consisted of foreclosed loans totaling $2.9 million.

The carrying amount and fair value of the Company's other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of December 31 is as follows:

		Quoted Prices in	Significant Other	Significant Other
	Carrying	Active Markets for	Observable	Unobservable
	Amount	Identical Assets	Inputs	Inputs
	December 31, 2014	Level 1	Level 2	Level 3

(In Thousands)
Financial Assets
Securities held to maturity	$207,904	$0	$207,904	$0
Loans, net	1,794,405	0	0	1,814,746

Financial Liabilities
Deposits	2,416,534	0	0	2,417,355
Borrowings	50,000	0	52,735	0
Subordinated debt	64,583	0	53,861	0

		Quoted Prices in	Significant Other	Significant Other
	Carrying	Active Markets for	Observable	Unobservable
	Amount	Identical Assets	Inputs	Inputs
	December 31, 2013	Level 1	Level 2	Level 3

(In Thousands)
Financial Assets
Securities held to maturity	$0	$0	$0	$0
Loans, net	1,266,816	0	0	1,272,893

Financial Liabilities
Deposits	1,806,045	0	0	1,807,183
Borrowings	50,000	0	53,856	0
Subordinated debt	53,610	0	42,888	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2014 and 2013:

Securities: U.S. Treasury securities are reported at fair value utilizing Level 1 inputs. Other securities are reported at fair value utilizing Level 2 inputs. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, the majority of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. The fair value of the collateralized loan obligations are determined from broker quotes. From time to time, the Company will validate, on a sample basis, prices supplied by brokers and the independent pricing service by comparison to prices obtained from other brokers and third-party sources or derived using internal models.

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

The number of shares utilized to compute earnings per share for the years ended December 31, 2014, 2013 and 2012, have been restated to reflect a 1 for 5 reverse stock split effective December 13, 2013.

In 2014, 2013, and 2012, options and warrants to purchase 293,000, 102,000, and 87,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Year Ended December 31
	Net Income		Per Share
	(Loss)	Shares	Amount
	(Dollars in thousands,
	except per share data)
2014
Basic Earnings Per Share
Income available to common shareholders	$5,696	27,538,955	$0.21
Diluted Earnings Per Share
Employee restricted stock (See Note J)		177,940
Income available to common shareholders plus assumed conversions	$5,696	27,716,895	$0.21

2013
Basic Earnings Per Share
Income available to common shareholders	$47,916	19,449,560	$2.46
Diluted Earnings Per Share
Employee restricted stock (See Note J)		200,445
Income available to common shareholders plus assumed conversions	$47,916	19,650,005	$2.44

2012
Basic and diluted Earnings Per Share
Loss available to common shareholders	$(4,458)	18,748,757	$(0.24)

Note T

Business Combinations

The Company, through its subsidiary bank, purchased The BANKshares Inc. (“BANKshares”) in Winter Park, Florida on October 1, 2014. The acquisition related costs were approximately $4,361,000 and these expenses are reported in noninterest expenses in the consolidated statement of income. As a result of this acquisition, the Company expects to further solidify its market share in the Florida market, expand its customer base to enhance deposit fee income, and leverage operating costs through economies of scale.

The Company acquired 100% of the outstanding common stock of BANKshares. Each share of BANKshares common stock was exchanged for 0.4975 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on September 30, 2014, the resulting purchase price was $76.8 million. The table below summarizes the purchase price calculation.

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

	Oct. 1, 2014
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$50,768	$49,184
Commercial real estate	229,859	224,837
Construction/development/land	30,994	27,578
Commercial loans	52,458	51,479
Consumer and other loans	3,647	3,568
Purchased credit-impaired	11,087	8,717

Total loans	$378,813	$365,363

Pro-forma information

Pro-forma data for the years ending December 31, 2014 and 2013 listed in the table below presents pro-forma information as if the acquisition occurred at the beginning of 2013.

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013
Net interest income	$91,382	$86,401
Net income available to common shareholders	9,893	54,099
EPS - basic	$0.30	$2.04
EPS - diluted	$0.30	$2.03

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

October 1,
Date of acquisition	2014
(in thousands)
Assets:
Cash and cash equivalents	$110,996
Loans	365,363
Securities available for sale	85,355
Bank premises	12,259
Other real estate owned	2,199
Core deposit intangible	7,769
Goodwill	25,309
Other assets	17,641
Total assets acquired	$626,891

Liabilities:
Deposits	$516,297
Subordinated debt	10,930
Repurchase agreements	18,478
Other liabilities	4,398
Total liabilities assumed	$550,103

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining the fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

For the loans acquired we first, segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as Purchase Credit Impaired (“PCI”) loans were all acquired loans that were non-accrual, 60 days or more past due, designated as Trouble Debt Restructured (“TDR”), graded “special mention” or “substandard.” . These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30.

Second, for those loans without specifically identified credit deficiency factors are referred to as Purchased Unimpaired Loans (“PULs”) for disclosure purposes. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the economic environment both nationally and locally as well as the real estate market particularly in Florida. Based on management’s estimate of fair value, each of the PUL’s were assigned a discount credit mark. We have applied ASC Topic 310-20 accounting treatment to PULs.

The operating results of the Company for the year ended December 31, 2014 includes the operating results of the acquired assets and assumed liabilities since the acquisition date of October 1, 2014.

