Form 10-Q
period 2015-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2015-05-11
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No  ☒

Common Stock, $.10 Par Value – 33,136,152 shares as of March 31, 2015

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2015	2014
ASSETS
Cash and due from banks	$65,097	$64,411
Interest bearing deposits with other banks	134,832	36,128
Total cash and cash equivalents	199,929	100,539

Securities:
Available for sale (at fair value)	730,232	741,375
Held for investment (fair value: $226,506 at March 31, 2015, and $208,788 at December 31, 2014)	223,061	207,904
Total Securities	953,293	949,279

Loans held for sale	18,851	12,078

Loans	1,854,487	1,821,885
Less: Allowance for loan losses	(17,721)	(17,071)
NET LOANS	1,836,766	1,804,814

Bank premises and equipment, net	48,189	45,086
Other real estate owned	6,169	7,462
Goodwill	25,222	25,309
Other intangible assets	7,139	7,454
Bank owned life insurance	35,983	35,679
Other assets	100,415	105,635
	$3,231,956	$3,093,335

LIABILITIES
Deposits	$2,609,825	$2,416,534
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	170,023	233,640
Borrowed funds	50,000	50,000
Subordinated debt	64,627	64,583
Other liabilities	15,637	15,927
	2,910,112	2,780,684

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 33,143,264 and outstanding 33,136,152 shares at March 31, 2015 and issued 33,143,202 and outstanding 33,136,592 shares at December 31, 2014	3,300	3,300
Other shareholders' equity	318,544	309,351
TOTAL SHAREHOLDERS' EQUITY	321,844	312,651
	$3,231,956	$3,093,335

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014
Interest and fees on loans	$22,021	$13,798
Interest and dividends on securities	5,048	3,446
Interest on interest bearing deposits and other investments	249	268
TOTAL INTEREST INCOME	27,318	17,512
Interest on deposits	748	601
Interest on borrowed money	860	690
TOTAL INTEREST EXPENSE	1,608	1,291
NET INTEREST INCOME	25,710	16,221
Provision (recapture) for loan losses	433	(735)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,277	16,956
Noninterest income
Other income	7,308	5,558
Securities gains, net (includes net gains of $0 and $1 in other comprehensive income reclassifications for the three months ended March 31, 2015 and 2014, respectively)	0	17
TOTAL NONINTEREST INCOME	7,308	5,575

TOTAL NONINTEREST EXPENSES	23,186	18,783
INCOME BEFORE INCOME TAXES	9,399	3,748
Provision for income taxes (includes $0 and $0 in income tax expense from reclassification items for the three months ended March 31, 2015 and 2014, respectively)	3,540	1,449
NET INCOME	$5,859	$2,299

PER SHARE COMMON STOCK:
Net income diluted	$0.18	$0.09
Net income basic	0.18	0.09
Cash dividends declared	0.00	0.00
Average shares outstanding - diluted	33,135,618	25,656,775
Average shares outstanding - basic	32,971,444	25,489,630

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
NET INCOME	$5,859	$2,299
Other comprehensive income:
Unrealized gains on securities available for sale	4,650	4,306
Reclassification adjustment for losses included in net income	0	1
Provision for income taxes	(1,795)	(1,663)
COMPREHENSIVE INCOME	$8,714	$4,943

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Interest received	$27,183	$17,935
Fees and commissions received	6,638	5,234
Interest paid	(1,748)	(1,302)
Cash paid to suppliers and employees	(21,870)	(19,469)
Origination of loans held for sale	(42,112)	(35,048)
Proceeds from loans held for sale	35,339	37,842
Net change in other assets	(455)	638
Net cash provided by operating activities	2,975	5,830
Cash flows from investing activities
Maturity of securities available for sale	28,046	23,586
Maturity of securities held for investment	9,176	0
Proceeds from sale of securities available for sale	0	4,061
Purchase of securities available for sale	(13,769)	(41,058)
Purchase of securities held for investment	(24,366)	0
Net new loans and principal repayments	(31,542)	(9,172)
Proceeds from the sale of other real estate owned	1,827	1,379
Proceeds from sale of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	3,725	567
Purchase of FHLB and Federal Reserve Stock	(2,466)	0
Additions to bank premises and equipment	(3,919)	(1,298)
Net cash (used in) provided by investing activities	(33,288)	(21,935)
Cash flows from financing activities
Net increase in deposits	193,291	13,750
Net increase (decrease) in federal funds purchased and repurchase agreements	(63,617)	4,826
Issuance of common stock, net of related expense	0	24,641
Stock based employee benefit plans	30	42
Dividends paid	0	0
Net cash provided by financing activities	129,704	43,259
Net increase in cash and cash equivalents	99,391	27,154
Cash and cash equivalents at beginning of period	100,539	191,624
Cash and cash equivalents at end of period	$199,930	$218,778

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Reconciliation of net income to cash provided by operating activities
Net income	$5,859	$2,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	816	757
Amortization of premiums and discounts on securities, net	959	501
Other amortization and accretion, net	(929)	266
Change in loans held for sale, net	(6,773)	2,794
Provision (recapture) for loan losses	433	(735)
Gain on sale of securities	0	(17)
Gain on sale of loans	(749)	(415)
Losses on sale and write-downs of other real estate owned	81	53
Losses on disposition of fixed assets	(1)	(12)
Change in interest receivable	150	(148)
Change in interest payable	(184)	(10)
Change in prepaid expenses	(171)	(236)
Change in accrued taxes	3,804	1,643
Change in other assets	(455)	638
Change in other liabilities	135	(1,548)
Net cash provided by operating activities	$2,975	$5,830

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$4,650	$4,307
Transfer from loans to other real estate owned	649	923
Matured securities recorded as a receivable	691	492

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of March 31, 2015

In February 2015, the FASB issued ASU 2015-02. The amendments in this update modify the requirements of consolidation with respect to entities that are or are similar in nature to limited partnerships or are variable interest entities (VIEs). For entities that are or are similar to limited partnerships, the guidance clarifies the evaluation of kick-out rights, removes the presumption that the general partner will consolidate and generally states that such entities will be presumed to be VIEs unless proven otherwise. For VIEs, the guidance modifies the analysis related to the evaluation of servicing fees, excludes servicing fees that are deemed commensurate with the level of service required from the determination of the primary beneficiary and clarifies certain considerations related to the consolidation analysis when performing a related party assessment. The amendments are effective for us on January 1, 2016, with early adoption permitted. The amendments can be applied either through a full retrospective application or on a modified retrospective basis with a cumulative effect adjustment on the date of initial adoption. Management is assessing the impact of the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-03. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently debt issuance costs are presented as a deferred charge and are therefore presented as an asset. The recognition and measurement requirements will not change as a result of this guidance. The amendments are effective for us on January 1, 2016, with early adoption permitted. The amendments must be applied with retrospective application, with each balance sheet period presented showing the impacts of applying the guidance. The guidance is not expected to have a material impact to our consolidated financial condition or results of operations.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

For each of the periods ended March 31, 2015 and 2014, options and warrants to purchase 283,000 and 302,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014
Basic:
Net income available to common shareholders	$5,859	$2,299
Average basic shares outstanding	32,971,444	25,489,630

Basic earnings per share	$0.18	$0.09

Diluted:
Net income available to common shareholders	$5,859	$2,299
Average basic shares outstanding	32,971,444	25,489,630
Restricted stock awards	164,174	167,145
Average diluted shares outstanding	33,135,618	25,656,775
Diluted earnings per share	$0.18	$0.09

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,773	$90	$0	$3,863
Mortgage-backed securities of U.S. Government Sponsored Entities	117,961	1,790	(260)	119,491
Collateralized mortgage obligations of U.S. Government Sponsored Entities	334,248	2,086	(3,647)	332,687
Private mortgage backed securities	30,011	50	(221)	29,840
Private collateralized mortgage obligations	94,072	822	(1,007)	93,887
Collateralized loan obligations	127,416	13	(1,053)	126,376
Obligations of state and political subdivisions	23,241	850	(3)	24,088
	$730,722	$5,701	$(6,191)	$730,232

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$66,291	$1,876	$0	$68,167
Collateralized mortgage obligations of U.S. Government Sponsored Entities	106,763	1,768	0	108,531
Private collateralized mortgage obligations	8,708	0	(84)	8,624
Collateralized loan obligations	41,299	125	(240)	41,184
	$223,061	$3,769	$(324)	$226,506

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,876	$23	$0	$3,899
Mortgage-backed securities of U.S. Government Sponsored Entities	123,981	1,501	(423)	125,059
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,483	1,075	(6,077)	347,481
Private mortgage backed securities	29,967	291	0	30,258
Private collateralized mortgage obligations	85,175	688	(728)	85,135
Collateralized loan obligations	127,397	0	(2,172)	125,225
Obligations of state and political subdivisions	23,511	810	(3)	24,318
	$746,390	$4,388	$(9,403)	$741,375

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$67,535	$812	$0	$68,347
Collateralized mortgage obligations of U.S. Government Sponsored Entities	114,541	695	(280)	114,956
Collateralized loan obligations	25,828	0	(343)	25,485
	$207,904	$1,507	$(623)	$208,788

No sales of securities during the three month period ended March 31, 2015 were transacted. Proceeds from sales of securities during the three month period ended March 31, 2014 were $4,061,000 with gross gains of $17,000 and no gross losses. .

On May 31, 2014 management identified $158.8 million of investment securities available for sale and transferred them into held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million.

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

Securities at March 31, 2015 with a carrying and fair value of $131,753,000 and $131,769,000, respectively, at March 31, 2015 were pledged as collateral for United States Treasury deposits, and other public and trust deposits. Securities with a carrying value and fair value of $206,170,000 and $206,996,000, respectively, were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$0	$0
Due after one year through five years	4,838	4,750	637	638
Due after five years through ten years	36,461	36,435	8,298	8,464
Due after ten years	0	0	145,494	145,224
	41,299	41,185	154,429	154,326
Mortgage-backed securities of U.S. Government Sponsored Entities	66,291	68,167	117,961	119,491
Collateralized mortgage obligations of U.S. Government Sponsored Entities	106,763	108,530	334,248	332,687
Private mortgage backed securities	0	0	30,011	29,840
Private collateralized mortgage obligations	8,708	8,624	94,072	93,888
	$223,061	$226,506	$730,721	$730,232

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securties of U.S. Governement Sponsored Entities	$50,484	$(131)	$9,963	$(129)	$60,447	$(260)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	40,219	(206)	156,937	(3,441)	197,156	(3,647)
Private mortage backed securities	14,336	(221)	0	0	14,336	(221)
Private collaterlized mortgage obligations	47,173	(856)	14,311	(235)	61,484	(1,091)
Collateralized loan obligations	103,128	(868)	24,494	(424)	127,622	(1,292)
Obligations of state and political subdivisions	1,760	(3)	0	0	1,760	(3)
Total temporarily impaired securities	$257,100	$(2,285)	$205,705	$(4,229)	$462,805	$(6,514)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Governement Sponsored Entities	$100	$0	$0	$0	$100	$0
Mortgage-backed securties of U.S. Governement Sponsored Entities	36,890	(153)	21,640	(271)	58,530	(424)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	100,148	(833)	170,400	(5,523)	270,548	(6,356)
Private collaterlized mortgage obligations	61,554	(914)	10,091	(157)	71,645	(1,071)
Collateralized loan obligations	100,714	(1,769)	24,511	(403)	125,225	(2,172)
Obligations of state and political subdivisions	1,734	(3)	0	0	1,734	(3)
Total temporarily impaired securities	$301,140	$(3,672)	$226,642	$(6,354)	$527,782	$(10,026)

At March 31, 2015, approximately $1.3 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $75.8 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2015, the Company also had $3.9 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $257.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2015, the Company also had $1.3 million of unrealized losses on collateralized loan obligations having a fair value of $127.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

As of March 31, 2015, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2015.

Included in other assets is $15.1 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At March 31, 2015, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $15.1 million of cost method investment securities.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (PCI), and purchased unimpaired loans (PUL) is summarized as follows:

March 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$80,850	$1,472	$18,019	$100,341
Commercial real estate	639,875	3,684	205,365	848,924
Residential real estate	642,488	699	40,411	683,598
Commercial and financial	135,221	1,263	27,566	164,050
Consumer	55,475	1	1,763	57,239
Other loans	335	0	0	335
NET LOAN BALANCES	$1,554,244	$7,119	$293,124	$1,854,487

December 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commercial and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other loans	512	0	0	512
NET LOAN BALANCES	$1,488,005	$7,814	$326,066	$1,821,885

Net loan balances as of March 31, 2015 and December 31, 2014 are net of deferred costs of $5,007,000 and $3,645,000, respectively.

Purchased Loans - PCI loans are accounted for pursuant to ASC Topic 310-30. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

We have applied ASC Topic 310-20 accounting treatment to PULs. The unamortized credit mark established at acquisition on the loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans.

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the three month period ending March 31, 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31, 2014	Deletions	Accretion	Reclassifications from nonaccretable difference	March 31, 2015
	(In thousands)
Contractually required principal and interest	$14,831	$(1,547)	$0	$0	$13,284
Nonaccretable difference	(5,825)	664	0	85	(5,076)
Cash flows expected to be collected	9,006	(883)	0	85	8,208
Accretable yield	(1,192)	85	103	(85)	(1,089)
Carrying value of acquired loans	7,814	(798)	103	0	7,119
Allowance for loan losses	(64)				(93)
Carrying value less allowance for loan losses	$7,750	$(798)	$103	$0	$7,026

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014:

			Accruing
	Accruing	Accruing	Greater			Total
March 31, 2015	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$361	$0	$0	$521	$79,968	$80,850
Commercial real estate	686	0	0	2,948	636,241	639,875
Residential real estate	215	1,024	179	13,139	627,931	642,488
Commerical and financial	227	149	0	0	134,845	135,221
Consumer	47	0	0	252	55,176	55,475
Other	0	0	0	0	335	335
Total	1,536	1,173	179	16,860	1,534,496	$1,554,244

Purchased Unimpaired Loans
Construction and land development	0	0	48	0	17,971	$18,019
Commercial real estate	114	284	133	1,850	202,984	205,365
Residential real estate	35	0	11	4	40,361	40,411
Commerical and financial	159	0	0	0	27,407	27,566
Consumer	0	0	0	0	1,763	1,763
Other	0	0	0	0	0	0
Total	308	284	192	1,854	290,486	$293,124

Purchased Credit Impaired Loans
Construction and land development	0	0	0	1,346	126	$1,472
Commercial real estate	0	5	0	729	2,950	3,684
Residential real estate	0	0	114	267	318	699
Commerical and financial	0	0	0	0	1,263	1,263
Consumer	0	0	0	0	1	1
Other	0	0	0	0	0	0
Total	0	5	114	2,342	4,658	$7,119

Total Loans	$1,844	$1,462	$485	$21,056	$1,829,640	$1,854,487

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2014	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$0	$0	$534	$65,362	$65,896
Commercial real estate	764	0	0	3,457	606,642	610,863
Residential real estate	259	159	17	14,381	624,612	639,428
Commerical and financial	232	0	0	0	120,531	120,763
Consumer	256	25	0	191	50,071	50,543
Other	0	0	0	0	512	512
Total	$1,511	$184	$17	$18,563	$1,467,730	$1,488,005

Purchased Unimpaired Loans
Construction and land development	$303	$0	$0	$0	$19,280	$19,583
Commercial real estate	2,318	0	41	0	219,833	222,192
Residential real estate	142	0	39	5	46,432	46,618
Commerical and financial	953	0	0	0	34,368	35,321
Consumer	0	0	0	0	2,352	2,352
Other	0	0	0	0	0	0
Total	$3,716	$0	$80	$5	$322,265	$326,066

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$1,428	$129	$1,557
Commercial real estate	7	359	0	733	2,993	4,092
Residential real estate	88	0	116	411	236	851
Commerical and financial	0	0	0	0	1,312	1,312
Consumer	0	0	0	0	2	2
Other	0	0	0	0	0	0
Total	$95	$359	$116	$2,572	$4,672	$7,814

Total Loans	$5,322	$543	$213	$21,140	$1,794,667	$1,821,885

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2015 and December 31, 2014:

March 31, 2015
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$92,445	$807,856	$653,225	$162,182	$56,073	$1,771,781
Special mention	2,070	12,665	1,382	1,019	592	17,728
Substandard	1,830	15,518	1,734	732	261	20,075
Doubtful	0	0	0	0	0	0
Nonaccrual	1,867	5,527	13,410	0	252	21,056
Pass-Troubled debt restructures	1,665	1,752	14	0	0	3,431
Troubled debt restructures	464	5,606	13,833	117	396	20,416
	$100,341	$848,924	$683,598	$164,050	$57,574	$1,854,487

December 31, 2014
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$79,397	$797,934	$655,518	$155,281	$51,764	$1,739,894
Special mention	1,815	11,709	546	993	590	15,653
Substandard	1,685	15,325	1,733	1,002	456	20,201
Doubtful	0	0	0	0	0	0
Nonaccrual	1,963	4,189	14,797	0	191	21,140
Pass-Troubled debt restructures	1,672	2,332	17	0	0	4,021
Troubled debt restructures	504	5,658	14,286	120	408	20,976
	$87,036	$837,147	$686,897	$157,396	$53,409	$1,821,885

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the three months ending March 31, 2015 and 2014, newly identified troubled debt restructurings (“TDRs”) totaled $1.0 million and $0.4 million, respectively. Loans that are modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification.

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

The following table presents loans that were modified within the three months ending March 31, 2015:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Commercial real estate	2	$911	$859	$0	$52
	2	$911	$859	$0	$52

No accruing loans that were restructured within the twelve months preceding March 31, 2015 and March 31, 2014, defaulted during the three months ended March 31, 2015 and 2014, respectively. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of March 31, 2015 and December 31, 2014, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	March 31, 2015
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,876	$2,292	$0
Commercial real estate	2,696	4,266	0
Residential real estate	11,183	15,438	0
Commercial and financial	117	117	0
Consumer	133	188	0
Impaired Loans with an Allowance Recorded:
Construction and land development	772	822	136
Commercial real estate	7,611	7,680	467
Residential real estate	15,984	16,859	2,569
Commercial and financial	0	0	0
Consumer	515	521	151
Total:
Construction and land development	2,648	3,114	136
Commercial real estate	10,307	11,946	467
Residential real estate	27,167	32,297	2,569
Commercial and financial	117	117	0
Consumer	648	709	151
	$40,887	$48,183	$3,323

	December 31, 2014
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,824	$2,239	$0
Commercial real estate	3,087	4,600	0
Residential real estate	11,898	16,562	0
Commercial and financial	120	120	0
Consumer	65	93	0
Impaired Loans with an Allowance Recorded:
Construction and land development	886	931	159
Commercial real estate	8,359	8,469	529
Residential real estate	16,804	17,693	2,741
Consumer	534	562	112
Total:
Construction and land development	2,710	3,170	159
Commercial real estate	11,446	13,069	529
Residential real estate	28,702	34,255	2,741
Commercial and financial	120	120	0
Consumer	599	655	112
	$43,577	$51,269	$3,541

For the three months ended March 31, 2015 and 2014, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$1,841	$18	$2,357	$27
Commercial real estate	2,957	4	3,240	21
Residential real estate	11,660	35	12,605	127
Commercial and financial	119	2	102	0
Consumer	87	0	387	5
Impaired Loans with an Allowance Recorded:
Construction & land development	848	5	1,256	13
Commercial real estate	8,110	74	8,753	151
Residential real estate	16,530	99	22,925	213
Commercial and financial	0	0	63	2
Consumer	528	6	544	9
Total:
Construction & land development	2,689	23	3,613	40
Commercial real estate	11,067	78	11,993	172
Residential real estate	28,190	134	35,530	340
Commercial and financial	119	2	165	2
Consumer	615	6	931	14
	$42,680	$243	$52,232	$568

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2015 and December 31, 2014, accruing TDRs totaled $23.8 million and $25.0 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the three months ended March 31, 2015 and 2014, the Company recorded $243,000 and $568,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $72,000 and $65,000, respectively, was included in interest income for the three months ended March 31, 2015 and 2014, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses (excluding PCI loans) for the three-month periods ended March 31, 2015 and 2014 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended March 31, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$722	$120	$(47)	$47	$0	$842
Commercial real estate	4,528	230	(156)	225	69	4,827
Residential real estate	9,784	(367)	(167)	416	249	9,666
Commercial and financial	1,179	124	(19)	90	71	1,374
Consumer	794	297	(194)	22	(172)	919
	$17,007	$404	$(583)	$800	$217	$17,628

	Allowance for Loan Losses for the Three Months Ended March 31, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$808	$(36)	$(3)	$27	$24	$796
Commercial real estate	6,160	441	(84)	236	152	6,753
Residential real estate	11,659	(1,378)	(112)	189	77	10,358
Commercial and financial	710	220	(108)	31	(77)	853
Consumer	731	18	(57)	20	(37)	712
	$20,068	$(735)	$(364)	$503	$139	$19,472

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at March 31, 2015 and December 31, 2014 is shown in the following tables:

	At March 31, 2015
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$2,648	$136	$96,221	$706	$98,869	$842
Commercial real estate	10,307	467	834,933	4,360	845,240	4,827
Residential real estate	27,167	2,569	655,732	7,097	682,899	9,666
Commercial and financial	117	0	162,670	1,374	162,787	1,374
Consumer	648	151	56,925	768	57,573	919
	$40,887	$3,323	$1,806,481	$14,305	$1,847,368	$17,628

	At December 31, 2014
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$2,710	$159	$82,769	$563	$85,479	$722
Commercial real estate	11,446	529	821,609	3,999	833,055	4,528
Residential real estate	28,702	2,741	657,344	7,043	686,046	9,784
Commercial and financial	120	0	155,964	1,179	156,084	1,179
Consumer	599	112	52,808	682	53,407	794
	$43,577	$3,541	$1,770,494	$13,466	$1,814,071	$17,007

Loans collectively evaluated for impairment at March 31, 2015 and December 31, 2014 included loans acquired from BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment represents the total fair value discount of each PUL, is accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at March 31, 2015.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at March 31, 2015 and December 31, 2014:

	PCI Loans Individually Evaluated for Impairment
	March 31, 2015		December 31, 2014
	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance
Construction & land development	$1,472	$81	$1,557	$43
Commercial real estate	3,684	5	4,092	3
Residential real estate	699	5	851	18
Commercial and financial	1,263	2	1,312	0
Consumer	1	0	2	0
	$7,119	$93	$7,814	$64

NOTE G — INCOME TAXES

Management expects to realize the $61.5 million in net deferred tax assets well in advance of the statutory carryforward period. At March 31, 2015, approximately $36 million of deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, over $7 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2028 through 2034. Tax credit carryforwards at March 31, 2015 include federal alternative minimum tax credits totaling over $2 million which have an unlimited carryforward period. Remaining deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date.

A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management’s conclusion at March 31, 2015 that it is more likely than not that the net deferred tax asset of $61.5 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s deferred tax assets. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

NOTE H — EQUITY CAPITAL

The Company is well capitalized and at March 31, 2015, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast National”, met the new common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5 percent for well-capitalized institutions under the new Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE J — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2015 and December 31, 2014 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At March 31, 2015:
Available for sale securities (3)	$730,232	$3,863	$726,369	$0
Loans held for sale (4)	18,851	0	18,851	0
Loans (1)	9,240	0	7,675	1,565
Other real estate owned (2)	6,169	0	1,890	4,279

At December 31, 2014:
Available for sale securities (3)	$741,375	$3,899	$737,476	$0
Loans held for sale (4)	12,078	0	12,078	0
Loans (1)	10,409	0	8,324	2,085
Other real estate owned (2)	7,462	0	1,468	5,994

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note D for further detail of fair value of individual investment categories.
(4)	Recurring fair value basis determined using observable market data.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2015 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.1 percent. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

Fair value of available for sale securities are determined using valuation techniques for individual investments as described in Note D.

When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of other real estate owned (“OREO”) is classified as a level 2 input. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, the fair value of OREO is classified as Level 3 inputs.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

During the three months ended March 31, 2015, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3, there were no transfers in for the first three months of 2015. Transfers out consisted of principal payments and other reductions totaling $0.5 million for loans classified as level 3.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first three months of 2015, foreclosed loans transferred in were nominal. Transfers out totaled $1.8 million and consisted entirely of sales.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of March 31, 2015 and December 31, 2014 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At March 31, 2015:
Financial Assets
Securities held to maturity (1)	$223,061	$0	$226,506	$0
Loans, net	1,827,526	0	0	1,849,559
Financial Liabilities
Deposit liabilities	2,609,825	0	0	2,610,845
Borrowings	50,000	0	52,729	0
Subordinated debt	64,627	0	53,898	0

At December 31, 2014:
Financial Assets
Securities held to maturity (1)	$207,904	$0	$208,788	$0
Loans, net	1,794,405	0	0	1,814,746
Financial Liabilities
Deposit liabilities	2,416,534	0	0	2,417,355
Borrowings	50,000	0	53,584	0
Subordinated debt	64,583	0	53,861	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2015 and December 31, 2014:

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. The fair value of the collateralized loan obligations are determined from broker quotes. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from other brokers and third-party sources or derived using internal models.

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

NOTE K — PENDING ACQUISITION

Acquisition

On March 25, 2015, Seacoast and its wholly-owned bank subsidiary, entered into an Agreement and Plan of Merger with Grand Bankshares, Inc., a Florida corporation (“Grand”), and Grand’s wholly-owned subsidiary, Grand Bank & Trust of Florida, a Florida bank. The merger agreement provides that Grand will merge with and into Seacoast, with Seacoast continuing as the surviving corporation. The acquisition of Grand, a $208 million total asset organization, is a 16-year-old organization institution in Palm Beach County, Florida, will more than double our size in the Palm Beach County market and will add an additional two offices to our existing three traditional branch offices in the county. The acquisition is pending shareholder and regulatory approvals and is expected to close in the third quarter 2015.

Under the terms of the definitive agreement, Seacoast will issue 0.3114 Seacoast shares of common stock  for  each  outstanding  share  of  Grand  common  and  preferred  A  stock,  or  a  total  of approximately 1.09 million shares of Seacoast common stock. Additionally, Seacoast will pay approximately $1,481,000 in cash for all of Grand’s outstanding shares of preferred B stock, representing the par value of $1,000 per share of preferred B stock.  Based on Seacoast's 15 day volume weighted average price of $13.52 on March 24, 2015 and the cash consideration, the transaction will be valued at approximately $16.2 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015

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

STRATEGIC OVERVIEW

A number of significant milestones marking both quantitative and qualitative improvements in our business were attained in 2014, better positioning the Company to increase net income to common shareholders in 2015, and prospectively. These included:

•	completion of its acquisition of The BANKshares, Inc. (“BANKshares”) and its banking subsidiary BankFIRST on October 1, 2014;

•	use of excess liquidity to acquire floating rate investment securities;

•	a consolidation of branch locations, including the closure of five offices and opening of two new locations during the fourth quarter (see “Form 10K, Part I, Item 2 – Properties” for more detail); and

•	continued investments in digital technology and improved processes and reducing future overhead.

Through ongoing investments in loan production personnel, digital technology and the effects of asset quality improvements and expense management, the Company has proactively positioned its business for growth. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value.

We expect to supplement this growth through strategic acquisition opportunities from time to time. Recently, we announced an enhancement to our footprint in the Palm Beach County, Florida market. We announced on March 25, 2015, the acquisition of Grand Bankshares, Inc., and its subsidiary, Grand Bank & Trust of Florida, to be merged into Seacoast during the third quarter of 2015. Seacoast’s primary reason for the transaction is to further solidify its market share in the Palm Beach county market, expanding our customer base further to enhance deposit fee income, and to leverage operating costs through economies of scale. The acquisition will contribute about $208 million in assets, $127 million in loans and $184 million in deposits that include transaction accounts totaling around 29 percent of total deposits, and at a rate of 37 basis points complementing our overall funding. The acquisition also provides excellent opportunities for growth in one of Florida’s most vibrant markets.

The Company continues to focus on reaching customers in unique ways, creating a path to achieve higher customer satisfaction. Our newest commercial lending offices provide our customers with talented, results-oriented staff, specializing in loans to the smaller business market segment. From their tenure and market experience, our bankers are familiar with the multitude of challenges the small business customer faces. In addition, the acquisition of a receivables factoring subsidiary in the BANKshares merger provides another product vehicle to better serve our customers. Seacoast intends to build customer relationships with depth that surpass traditional commercial lending, and open opportunities into other areas in which we provide services.

During the third and fourth quarters of 2014, average investment securities increased $234.9 million, or $149.5 million excluding securities from the BANKshares acquisition. Funding for the increase in investment securities (uncapped floating rate collateralized loan obligations with credit support) was derived from liquidity, both legacy and that acquired in the merger, as well as seasonal funding from our core customer deposit base. This deployment contributed around 10 basis points to net interest margin improvement in the fourth quarter and continued to provide a benefit in the first quarter of 2015.

We refreshed and reintroduced our brand in 2014, retooling our logo and associated signage throughout our branch network and digital platforms in the fourth quarter. Our customer growth strategy has included investments in digital delivery and products that we believe have contributed to increasing core customer funding. As of March 31, 2015, almost 59 percent of our online customers have adopted our mobile product offerings, and the total number of services utilized by our retail customers increased to an average of 4.2 per household, primarily due to an increase in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 13,659 users at December 31, 2013 to 21,587 users at December 31, 2014 to 24,399 users at March 31, 2015. We are concentrating on building a more integrated distribution system which will allow us to reduce our fixed costs as we further invest in technology designed to better serve our customers. The growth in new households, a deepening of relationships with current households, and better retention overall is creating stronger value in our core customer franchise.

Legacy cost reductions (primarily branch consolidations) totaling $1.8 million annualized were implemented in the fourth quarter 2014. One-time charges included in noninterest expense for 2014 related to these reductions totaled $4.3 million. These legacy cost reductions are in addition to cost savings related to the acquisition of BANKshares that totaled in excess of $5.5 million annually, and were fully implemented by the start of the first quarter of 2015. The combination of these actions, including revenue enhancements, and an acceleration of growth initiatives and cost saving opportunities, resulted in net income improving in 2015.

EARNINGS OVERVIEW

As anticipated, the Company is reporting better results for 2015. Net income for the three months ended March 31, 2015 of $5.9 million or $0.18 per average common diluted share, compared to $2.3 million or $0.09 per average common diluted share for the same period a year ago, and a net loss of $1.5 million or $0.05 per average common diluted share for the fourth quarter of 2014.

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

Allowance and Provision for Loan Losses

The information contained on pages 37-38 and 43-53 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

Acquisition Accounting and Purchased Loans

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible is being amortized over 74 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and the core deposit intangible as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter.

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $4.9 million as of March 31, 2015, $3.6 million less than the balance at year-end 2014. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at March 31, 2015 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets

At March 31, 2015, the Company had net deferred tax assets (“DTA”) of $61.5 million. In comparison, at March 31, 2014 the Company had a net DTA of $63.7 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes.

The most important factors that supported this conclusion were:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth and the 2014 acquisition will further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards before expiration,

•	Credit costs improved and overall credit risk has declined which decreases the impact on future taxable earnings,

•	Forecasted growth rates for loans are at levels considered reasonable and supported by the acquisition, increased loan officers and support staff.

•	New loan production credit quality and concentrations are being well managed through improved and enhanced credit functions and therefore will not cause increased credit costs.

•	Current economic growth forecasts for Florida and the Company’s markets in particular are robustly supported by population increases.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2015 the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $9.5 million during the first quarter of 2015 compared to the same period in 2014, and was $1.0 million higher than fourth quarter 2014’s result. Our net interest margin was 55 basis points higher compared to first quarter 2014’s margin and 6 basis points higher than for fourth quarter 2014. The result reflects completion of the BANKshares merger, higher spreads earned from an improving loan mix, loan portfolio growth, and funding costs that have remained stable. The Company expects loan growth opportunities for all types of lending in 2015, including commercial lending to targeted customer segments and 1-4 family agency conforming residential mortgages, and will continue its focus to improve deposit mix by increasing low cost deposits. We anticipate 2015’s net interest income will continue to benefit from the full year impact of the acquisition.

The following table details net interest income and margin results (on a tax equivalent basis) for the past five quarters:

	Net Interest	Net Interest
	Income	Margin
(Dollars in thousands)	(tax equivalent)	(tax equivalent)
First quarter 2014	$16,277	3.07%
Second quarter 2014	16,779	3.10
Third quarter 2014	17,282	3.17
Fourth quarter 2014	24,883	3.56
First quarter 2015	25,834	3.62

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

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2015	2014	2014	2014	2014
Nontaxable interest income	$124	$150	$54	$54	$56
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$25,834	$24,883	$17,282	$16,779	$16,277
Total net interest income (not TE)	25,710	24,733	17,228	16,725	16,221
Net interest margin (TE)	3.62%	3.56%	3.17%	3.10%	3.07%
Net interest margin (not TE)	3.60	3.54	3.16	3.09	3.06

The earning asset mix changed year over year impacting net interest income. For the first quarter of 2015, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 63.8 percent, compared to 60.8 percent a year ago. Average securities as a percentage of average earning assets increased from 30.4 percent a year ago to 33.0 percent during the first quarter of 2015 and interest bearing deposits and other investments declined to 3.2 percent in 2015 from 8.7 percent in 2014. Average total loans as a percentage of earning assets increased, and the mix of loans was improved, with volumes related to commercial real estate representing 49.1 percent of total loans at March 31, 2015 (compared to 42.5 percent at March 31, 2014), and lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) representing 39.0 percent of total loans at March 31, 2015 (versus 48.0 percent at March 31, 2014) (see “Loan Portfolio”).

The yield on earning assets for the first quarter of 2015 was 3.84 percent, 53 basis points higher than 2014’s first quarter. The acquisition of BANKshares improved the loan mix, and together with organic loan growth during the first quarter of 2015 contributed to the increase. The deployment of liquidity during the last three months of 2014 also contributed to yield improvement, as reflected by the 6 basis point increase from fourth quarter 2014. The following table details the yield on earning assets (on a tax equivalent basis) which has improved each quarter for the past five quarters:

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2014	2014	2014	2014
Yield	3.84%	3.78%	3.40%	3.33%	3.31%

Our yield on loans increased quite dramatically over the past two quarters, up 17 basis points to 4.84 percent for the first quarter of 2015 from fourth quarter 2014, and improving by 41 basis points during the fourth quarter 2014 compared to third quarter 2014’s yield, for all the reasons previously detailed, but primarily an improved loan mix. The yield on investment securities improved, increasing 4 basis points year over year to 2.15 percent for the first quarter of 2015, reflecting reduced prepayments of principal from refinancing activities on mortgage backed securities held in the portfolio and higher add-on rates for recent purchases. The yield on interest bearing deposits and other investments was higher as well at 1.09 percent for the first quarter of 2015, up 51 basis points compared to a year ago and reflecting lower balances for interest bearing deposits at the Federal Reserve earning only 25 basis points.

Average earning assets for the first quarter of 2015 increased $746.0 million or 34.7 percent compared to 2014’s first quarter average balance. Average loan balances for 2015 increased $541.2 million or 41.4 percent to $1,849.0 million, average investment securities increased $300.0 million or 45.8 percent to $954.6 million, and average interest bearing deposits and other investments declined $95.1 million or 50.6 percent to $92.9 million.

Commercial and commercial real estate loan production for the first three months of 2015 totaled over $61 million, compared to production for all of 2014 and 2013 of $258 million and $200 million, respectively. Improvements in commercial production have resulted from general economic conditions and consumer confidence in the State of Florida improving, encouraging commercial customers to expand and borrow, along with the impact of the new commercial lending offices opened in 2013. Our investment in loan production staff is focused on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally in Orlando, Palm Beach and Fort Lauderdale. The addition of BANKshares locations and personnel in the fourth quarter provides the Company with a significant presence in the Orlando market, as well as the coastal region to the east of Orlando. With commercial production improving during 2015 and 2014, period-end total loans outstanding have increased by $542.0 million or 41.2 percent since March 31, 2014, and $32.6 million or 7.2 percent linked quarter (annualized). At March 31, 2015, the Company’s total commercial and commercial real estate loan pipeline was $82 million, versus $30 million, $58 million, $46 million and $60 million at the end of first, second, third and fourth quarters of 2014, respectively.

As of March 31, 2015, commercial real estate (“CRE”) loans were $910.3 million. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s total commercial real estate loans outstanding at March 31, 2015 (as defined in guidelines) represented 184 percent of risk-based capital, which is below the regulatory threshold.

Closed residential mortgage loan production for the first quarter of 2015 totaled $56 million, of which $32 million was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2014 totaled $40 million, $61 million, $66 million and $58 million, respectively, of which $19 million, $28 million, $35 million and $26 million was sold servicing-released. The majority of our loan production has been focused on purchased home mortgages. Existing home sales and home mortgage loan refinancing activity in the Company’s markets has improved as the number of foreclosed properties in Florida has diminished, with improved demand for new home construction emerging.

The cost of average interest-bearing liabilities in the first quarter of 2015 was one basis point higher than fourth quarter 2014 and one basis point lower than for the first quarter of 2014, reflecting a stable, lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2014	2014	2014	2014
Rate	0.32%	0.31%	0.32%	0.33%	0.33%

The Company’s retail core deposit focus has produced strong growth in core deposit customer relationships when compared to prior years. Lower rates paid on interest bearing deposits during the first quarter 2015 (and last several quarters) have kept the overall cost of total deposits low and stable at 0.12 percent, identical to the rate paid for all of 2014. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (NOW, savings and money market) totaled 81.6 percent of total average interest bearing deposits during 2015’s first quarter, improving from the average of 79.4 percent a year ago, even with the addition of BANKshares’ deposits. Certificate of deposit (“CD”) rates paid were lower for 2015, averaging 0.44 percent, a 17 basis point decrease compared to first quarter 2014. Average CDs (the highest cost component of interest bearing deposits) were 18.4 percent of interest bearing deposits in 2015, compared to 20.6 percent for the first quarter 2014. Prospectively, with interest rates predicted to remain low through 2015, reductions in interest bearing deposit costs will be challenging to produce due to limited re-pricing opportunities.

Average deposits totaled $2,488.0 million during the first quarter of 2015, and were $701.3 million higher compared to the first quarter of 2014. The acquisition of BANKshares on October 1, 2014, with approximately $516.3 in total deposits contributed to this increase. Average aggregate amounts for NOW, savings and money market balances increased $380.6 million or 36.8 percent to $1,416.0 million for 2015 compared to the first quarter of 2014, average noninterest bearing deposits increased $272.6 million or 56.7 percent to $753.6 million for 2015 compared to 2014, and average CDs increased by $48.1 million or 17.8 percent to $318.3 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $17.5 million to $173.1 million or 11.2 percent for the first quarter of 2015 as compared to 2014 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. At September 30, 2014, the Company utilized $80 million in term federal funds purchased from the FHLB at 0.16 percent (maturing in 30 days) to invest in adjustable rate securities, pending seasonal funding expected prospectively. Term federal funds purchased were no longer outstanding at March 31, 2015, but averaged $39.0 million during the first quarter of 2015.

For first quarter 2015, average other borrowings were comprised of subordinated debt of $64.6 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for BANKshares added on October 1, 2014) and advances from the FHLB of $50.0 million. With the exception of the inherited subordinated debt from BANKshares, no changes have occurred to other borrowings since year-end 2009.

Prospectively, with the acquired loans paying down and replaced with new loans at lower yields, partially offset by our lending initiatives producing improved results, and problem loans continuing to decline, we expect our consolidated net interest margin for 2015 will trend lower if interest rates remain low. We are positioned for stronger earnings performance and improved margin with a more typical yield curve, with excess liquidity presently deployed into adjustable rate assets. Our focus on achieving increased household growth year over year should produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

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

Noncore credit related expenses, losses on other real estate owned (“OREO”) and asset disposition expense, are expected to continue to decline as nonperforming assets decrease and the economy improves, however we expect the provision for loan losses to normalize and likely increase during 2015, with loan growth the primary driver. Results for the first quarter 2015 reflect this premise. With net loan loss recoveries of $217,000, a provision for loan losses of $433,000 was recorded, reflective of the $32.6 million increase in loans outstanding since December 31, 2014 (see “Loan Porfolio” and “Allowance for Loan Losses”).

The provision for loan losses ultimately is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as, an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. Based on the improvements in nonaccrual loans and potential problem loans since year end 2014 and year over year for the first quarter of 2015 we recorded a provision of the allowance for loan losses of $0.4 million, which compared to a recapture of the allowance for loan losses in the first, second, third quarters of 2014 totaling $.7 million, $1.4 million and $1.4 million, respectively, and a provision of $0.1 million in the fourth quarter of 2014. Net recoveries for the first quarter of 2015 were $0.2 million, compared to net recoveries of $0.1 million, $0.1 million and $0.9 million in the first, second and third quarters of 2014, respectively, and net charge-offs of $0.6 million in the fourth quarter of 2014. Net recoveries represented 0.05 percent of average total loans for the first three months of 2015, versus net recoveries of 0.03 percent of average total loans for all of 2014. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) provides additional information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income (excluding securities gains or losses) totaled $7,308,000 for the first quarter of 2015, $1,750,000 or 31.5 percent higher than 2014’s first quarter and $167,000 or 2.3 percent above the fourth quarter 2014. Noninterest income accounted for 22.1 percent of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the first quarter of 2015, compared to 25.5 percent a year ago.

Noninterest income for the first quarter of 2015, compared to fourth quarter 2014 and the first quarter of 2014, is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(Dollars in thousands)	2015	2014	2014
Service charges on deposits	$2,002	$2,208	$1,507
Trust income	801	795	671
Mortgage banking fees	1,088	716	661
Brokerage commissions and fees	441	417	379
Marine finance fees	197	445	254
Interchange income	1,737	1,603	1,403
Other deposit-based EFT fees	114	92	98
BOLI Income	330	252	-
Other income	598	613	585
Total	$7,308	$7,141	$5,558

For the first quarter 2015, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $192,000 or 18.3 percent year over year versus first quarter 2014. Included in the $192,000 increase from a year ago, trust revenue was higher by $130,000 or 19.4 percent and brokerage commissions and fees increased by $62,000 or 16.4 percent. Higher agency fees and intervivos trust income were the primary cause for the overall increase in trust revenue versus first quarter 2014, increasing $54,000 and $83,000, respectively, and reflect improving financial markets and new pricing effective in the third quarter of 2014. The $62,000 overall growth in brokerage commissions and fees included an aggregate increase of $55,000 in brokerage, mutual fund and advisory fees.

Service charges on deposits for the first quarter of 2015 were $495,000 or 32.8 percent higher year over year versus first quarter 2014’s result. Service charges on deposits is affected by the number of business days during the quarter, which were fewer for the first quarter of 2015 compared to fourth quarter 2014, and reflected in the $206,000 decline quarter to quarter (linked). During first quarter 2015, overdraft fees increased $392,000 or 41.5 percent year over year and represented approximately 67 percent of total service charges on deposits, slightly higher than the average of 66 percent for all of 2014. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services. Remaining service charges on deposits increased $103,000 or 18.3 percent to $666,000 for the first quarter of 2015, compared to a year ago. Service charge increases in 2015 reflect our growing base of core deposit relationships over the past twelve months, including the addition of BANKshares customers in the fourth quarter 2014, and our emphasis to provide products meeting the needs of each customer that generate appropriate fees for the services offered.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the first quarter of 2015, interchange income increased $334,000 or 23.8 percent compared to first quarter 2014. Other deposit-based electronic funds transfer (“EFT”) income was higher as well compared to a year ago for the first quarter, increasing by $16,000. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. The Dodd-Frank Act regulation has not impacted this source of fee revenue for Seacoast National materially, but did significantly reduce fees collected by larger financial institutions.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the first quarter of 2015 increased $427,000 or 64.6 percent from 2014’s first quarter result. Mortgage banking revenue as a component of overall noninterest income was 14.9 percent for 2015, compared to 12.4 percent for all of 2014. Mortgage revenues are dependent upon favorable interest rates, as well as good overall economic conditions, including the volume of home sales. During the first quarter of 2015, residential real estate sales and activity in our markets has improved, with the volume of transactions increasing. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2014 and the first two months of 2015, based on the data available to date.

Bank owned life insurance (“BOLI”) investments were transferred to the Company from BANKshares, and were added to by policies directly acquired during the fourth quarter of 2014 for Seacoast. BOLI income of $330,000 and $252,000 was recognized during the first quarter 2015 and fourth quarter 2014, respectively. The addition of these investments will provide approximately $1.3 million in tax exempt revenues in 2015. No BOLI investments existed for the Company previously.

NONINTEREST EXPENSES

For the first quarter of 2015, the overhead ratio was 68.3 percent and noninterest expenses totaled $23,186,000, versus $18,783,000 a year ago and $34,011,000 in the fourth quarter 2014. Noninterest expenses for fourth quarter 2014 included additional branch closure charges and costs related to expense initiatives of $4,261,000, marketing and brand refresh costs of $697,000, and merger related charges of $2,722,000, as well as stock compensation and other incentive costs related to the Company’s improved outlook of $1,213,000. As part of the brand refresh, the Company retooled its logo and signage throughout our branch network and digital platforms.

Salaries and wages totaling $8,789,000 were $1,165,000 or 15.3 percent higher for the first quarter of 2015 than the first quarter of 2014, but were lower by $2,887,000 or 24.7 percent from fourth quarter 2014’s expenditure. Base salaries were $1,151,000 or 15.4 percent higher, reflecting additional personnel retained as part of the fourth quarter acquisition of BANKshares. Improved revenue generation and lending production resulted in commissions, cash and stock incentives that (aggregated) were $1,267,000 higher compared to first quarter a year ago, but that were almost entirely offset by deferred loan origination costs (a contra expense), higher by $1,137,000.

In the first quarter of 2015, employee benefits costs increased by $233,000 or 10.7 percent to $2,415,000 from a year ago. Costs for our self-funded health care plan were higher by $110,000 in 2015, compared to the first quarter a year ago due to the addition of personnel from the acquisition of BANKshares. Matching 401K contributions associated with employee salary deferrals were $52,000 higher during the first quarter of 2015 compared to the first quarter of 2014. Higher payroll taxes of $125,000 were partially offset by lower unemployment compensation costs during the first quarter of 2015, versus a year ago.

Seacoast National utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $2,184,000 for the first quarter of 2015, an increase of $489,000 or 28.8 percent from a year ago. Core data processing costs increased $419,000 or 34.6 percent during the first quarter of 2015, versus a year ago, as did interchange processing and other related costs, increasing $42,000 in the first quarter 2015 versus first quarter 2014 costs. The increases are primarily due to rising transaction volumes and the addition of BANKshares volumes in the fourth quarter of 2014. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow. We continue to improve and enhance our mobile and other digital products and services through our core data processor, which will likely increase our outsourced data processing costs as customers adopt improvements and products.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $203,000 or 69.3 percent to $496,000 for 2015, when compared to first quarter 2014 reflecting the addition of BANKshares locations and customers.

Total occupancy, furniture and equipment expenses for the first quarter of 2015 increased $346,000 or 14.4 percent (on an aggregate basis) to $2,755,000 year over year versus 2014’s expense. For the first quarter of 2015, depreciation on premises, leasehold improvements and newly acquired furniture and equipment (owned and leased) was $92,000 higher, as well as, utility costs by $33,000, real estate taxes by $61,000, and repairs and upkeep for bank premises by $72,000, the primary cause being the addition of the twelve branches acquired in the BANKshares acquisition. Branch consolidations during the fourth quarter of 2014 lessened the impact of the acquired locations. Branch consolidations are likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products thereby lessening the necessity to visit offices.

For the first quarter of 2015, marketing expenses, including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs associated with the new markets acquired and increased by $162,000 or 19.9 percent to $975,000, when compared to the first quarter of 2014. Sales promotions, as well as newspaper advertising, were utilized more extensively during the first quarter of 2015, increasing $121,000 and $83,000, respectively, compared to the first quarter a year ago. Our marketing expenditures reflect a tailored, focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand.

Legal and professional fees were higher by $722,000 or 76.7 percent from the first quarter a year ago. Included were acquisition related legal and professional fees for Grand Bankshares (“Grand”). Increases in other legal and professional fees included regulatory examination fees and contract settlement charges related to termination of services.

FDIC assessments were higher, totaling $589,000 for the first quarter of 2015, compared to $386,000 for the first quarter of 2014. The increase reflects the increase in premiums paid as a result of the merger with BANKshares.

Amortization of core deposit intangibles totaled $315,000 for the period ended March 31, 2015 compared to $196,000 for March 31, 2014. The increase is attributable to the amortization of core deposit intangible from the BANKshares merger. All other core deposit intangibles from prior acquisitions were fully amortized at year-end 2014.

Net losses on other real estate owned (“OREO”) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $224,000 for the first quarter of 2015. In comparison, these costs totaled $181,000, $210,000, $295,000 and $112,000 for the first, second, third and fourth quarters of 2014, respectively. These costs have moderated, with OREO balances for non-acquired properties declining by $1.6 million since March 31, 2014, to total $4.7 million at March 31, 2015. Of the $224,000 total for first quarter 2015, asset disposition costs summed to $143,000 and losses on OREO and repossessed assets totaled $81,000. The Company expects these costs to continue to remain lower prospectively, as property values are improving.

Remaining expenses were $718,000 or 34.8 percent higher for the first quarter 2015 compared to a year ago, and totaled $2,781,000. Larger increases included miscellaneous losses (up $185,000), postage, courier and express mail costs (up $116,000), bank paid loan closing costs (up $109,000, home equity line campaign), director fees (up $72,000), and stationery and supplies expenditures (up $92,000). Remaining increases were more modest. Many, including those noted, are related to additional offices and personnel added from the merger in fourth quarter 2014.

CAPITAL RESOURCES

The Company’s equity capital at March 31, 2015 has increased $93.5 million to $321.8 million since March 31, 2014, and the ratio of shareholders’ equity to period end total assets was 9.96 percent at March 31, 2015, compared with 10.11 percent at December 31, 2014. During the fourth quarter of 2014, the BANKshares transaction increased shareholders’ equity $76.8 million.

Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Capital ratios remain healthy and are well above regulatory requirements for well-capitalized institutions.

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast National can pay over $60 million of dividends to the Company.

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

At March 31, 2015, the Company’s deposit-taking bank subsidiary met the capital and leverage ratio requirements for well capitalized banks.

FINANCIAL CONDITION

Total assets increased $915,964,000 or 39.5 percent from March 31, 2014 to $3,231,956,000 at March 31, 2015. The acquisition of BANKshares which closed on October 1, 2014 and expanded our presence in Central Florida, particularly in the greater Orlando market, increased total assets, by approximately $627 million.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1,854,487,000 at March 31, 2015, $542,031,000 or 41.3 percent more than at March 31, 2014, and $32,602,000 or 1.8 percent more than at December 31, 2014. The BANKshares acquisition on October 1, 2014 contributed $365 million in loans. The Company continues to look for opportunities to invest excess liquidity, and believes the best current use is to fund loan growth. Additional new commercial relationship managers hired over the past three years have increased loan growth, and will continue to do so prospectively. The following tables detail loan portfolio composition at March 31, 2015, December 31, 2014 and March 31, 2014:

March 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$80,850	$1,472	$18,019	$100,341
Commercial real estate	639,875	3,684	205,365	848,924
Residential real estate	642,488	699	40,411	683,598
Commercial and financial	135,221	1,263	27,566	164,050
Consumer	55,475	1	1,763	57,239
Other loans	335	0	0	335
NET LOAN BALANCES	$1,554,244	$7,119	$293,124	$1,854,487

December 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commercial and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other loans	512	0	0	512
NET LOAN BALANCES	$1,488,005	$7,814	$326,066	$1,821,885

March 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$67,197	$0	$0	$67,197
Commercial real estate	528,444	0	0	528,444
Residential real estate	592,583	0	0	592,583
Commercial and financial	79,401	0	0	79,401
Consumer	44,601	0	0	44,601
Other loans	230	0	0	230
NET LOAN BALANCES	$1,312,456	$0	$0	$1,312,456

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

Commercial real estate mortgages were higher by $320.5 million or 60.7 percent to $848.9 million at March 31, 2015, compared to March 31, 2014, primarily as a result of loans acquired in the merger.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2015 aggregated to $114.6 million (versus $104.7 million a year ago) and for the 38 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $297.9 million (compared to 29 relationships of $220.3 million a year ago).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at March 31, 2015 and 2014:

	March 31,
	2015			2014
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$239.3	$3.6	$242.9	$120.0	$2.8	$122.8
Retail trade	201.8	1.4	203.2	142.0	1.6	143.6
Industrial	164.5	6.7	171.2	76.7	0.6	77.3
Healthcare	50.9	0.5	51.4	44.1	1.0	45.1
Churches and educational facilities	27.1	0.1	27.2	26.9	0.0	26.9
Recreation	3.2	0.1	3.3	2.4	0.1	2.5
Multifamily	17.1	0.0	17.1	17.2	0.0	17.2
Mobile home parks	1.6	0.0	1.6	1.8	0.0	1.8
Lodging	16.7	0.0	16.7	16.9	0.0	16.9
Restaurant	5.5	0.0	5.5	3.7	0.0	3.7
Agriculture	2.4	0.8	3.2	4.7	1.2	5.9
Convenience stores	20.7	0.0	20.7	22.0	0.9	22.9
Marina	18.3	0.0	18.3	20.6	0.0	20.6
Other	79.8	4.9	84.7	29.4	0.1	29.5
Total	$848.9	$18.1	$867.0	$528.4	$8.3	$536.7

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $619 million and $230 million, respectively, at March 31, 2015, compared to $348 million and $180 million, respectively, a year ago.

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

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first quarter of 2015, closed residential mortgage loan production totaled $56 million, of which $32 million of fixed rate loans were sold servicing-released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2014 totaled $40 million, $61 million, $66 million and $58 million, respectively, of which $19 million, $28 million, $35 million and $26 million was sold servicing-released.

Adjustable and fixed rate residential real estate mortgages were higher at March 31, 2015, by $43.8 million or 11.2 percent and $3.2 million or 3.6 percent, respectively, compared to a year ago. At March 31, 2015, approximately $436 million or 64 percent of the Company’s residential mortgage balances were adjustable, compared to $393 million or 66 percent at March 31, 2014. Loans secured by residential properties having fixed rates totaled approximately $93 million at March 31, 2015, of which 15- and 30-year mortgages totaled approximately $22 million and $71 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $9.0 million or 14.9 percent since March 31, 2014. In comparison, loans secured by residential properties having fixed rates totaled approximately $90 million at March 31, 2014, with 15- and 30-year fixed rate residential mortgages totaling approximately $21 million and $69 million, respectively. The Company also has a growing home equity line portfolio, primarily floating rates, totaling approximately $85 million at March 31, 2015, higher than the $50 million that was outstanding at March 31, 2014, and validating improving property values.

Reflecting the impact of improved economic conditions and the acquisition, commercial loans outstanding at first quarter end 2015 increased to $164.1 million, more than doubling from $79.4 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

At March 31, 2015, the Company had commitments to make loans of $260 million, compared to $144 million at March 31, 2014.

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. Commercial loan relationships greater than $10 million were reduced by $56.4 million to $105.2 million at March 31, 2015 compared with year-end 2010.

Commercial Relationships Greater than $10 Million:

	March 31,	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011	2010
Performing	$105,243	$95,893	$64,224	$77,321	$84,610	$112,469
Performing TDR*	0	0	0	10,431	25,494	28,286
Nonaccrual	0	0	0	0	0	20,913
Total	$105,243	$95,893	$64,224	$87,752	$110,104	$161,668

Top 10 Customer Loan Relationships	$114,611	$114,632	$104,145	$115,506	$128,739	$151,503

*TDR = Troubled debt restructures

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

	March 31,	December 31,
	2015	2014	2013	2012	2011	2010
Construction and land development loans to total risk based capital	31%	31%	30%	28%	22%	39%
CRE loans to total risk based capital	184%	197%	172%	164%	174%	218%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $17,721,000 at March 31, 2015, compared to $19,472,000 at March 31, 2014. This amount was $650,000 more than at December 31, 2014. The allowance for loan losses (“ALLL”) framework has four basic elements. Specific allowances for loans individually evaluated for impairment. General allowances for pools of homogeneous non- purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated. Specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows. General allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of March 31, 2015, the specific allowance related to impaired loans individually evaluated totaled $3.3 million, compared to $4.4 million as of March 31, 2014.

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

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at March 31, 2015 include loans acquired from BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. This amount will accrete into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at March 31, 2015.

Our analyses of the adequacy of the allowance for loan losses also takes into account qualitative factors such as credit quality, loan concentrations, internal controls, audit results, staff turnover, local market conditions and loan growth.

The Company’s independent Credit Administration Department assigns all loss factors to the individual internal risk ratings based on an estimate of the risk using a variety of tools and information. Its estimate includes consideration of the general economic environment which is incorporated into the overall allowance. In addition, the portfolio loans are segregated into a graded loan portfolio, residential, installment, home equity, and unsecured signature lines, and loss factors are calculated for each portfolio.

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

Net recoveries for the first quarter of 2015 totaled $217,000, compared to net recoveries of $139,000 for the same period in 2014. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential real estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2015 and December 31, 2014. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of portfolio loans outstanding was 1.13 percent at March 31, 2015, compared to 1.48 percent at March 31, 2014. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of March 31, 2015, compared to March 31, 2014. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions and the acquired loans, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance will likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy continues to improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At March 31, 2015, the Company had $1.633 billion in loans secured by real estate, representing 88.1 percent of total loans, up from $1.188 billion but slightly lower as a percent of total loans (versus 90.5 percent) at March 31, 2014. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at March 31, 2015 totaled $27,225,000 and were comprised of $16,860,000 of nonaccrual portfolio loans, $4,196,000 of nonaccrual purchased loans, $4,738,000 of non-acquired other real estate owned (“OREO”) and $1,431,000 of acquired OREO. In comparison, NPAs at, at March 31, 2014 totaled $32,589,000 (comprised of $26,220,000 in nonaccrual loans and $6,369,000 of OREO). At March 31, 2015, approximately 98.8 percent of nonaccrual loans were secured with real estate, the remainder principally by marine vessels. At March 31, 2015, nonaccrual loans have been written down by approximately $4.9 million or 20.3 percent of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during the last twelve months that reduced non-acquired OREO outstanding. Since March 31, 2014, non-acquired OREO has declined $1.6 million or 25.6 percent. This is reflective of our improving credit quality.

The table below shows the nonperforming loan inflows by quarter for 2015, 2014 and 2013:

New Nonperforming Loans
(Dollars in thousands)	2015	2014	2013
First quarter	$2,576	$1,651	$2,868
Second quarter		810	2,949
Third quarter		523	2,019
Fourth quarter		5,525	2,167

During the three months ended March 31, 2015, $2.6 million in loans were moved to nonperforming, compared to $8.5 million for all of 2014. Of the $5.5 million total for the fourth quarter 2014, $4.0 million was related to purchased loans in the fourth quarter. Most of these loans are collateralized by real estate. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of March 31, 2015, management believes that prospective inflows to nonaccrual loans will continue to be reduced.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $23.8 million at March 31, 2015 compared to $24.5 million at March 31, 2014, with $0.6 million of the decline in accruing TDR commercial real estate mortgages. The tables below set forth details related to nonaccrual and restructured loans.

				Accruing
March 31, 2015	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$25	$0	$25	$1,894
Commercial	1,539	0	1,539	68
Individuals	0	303	303	167
	1,564	303	1,867	2,129
Residential real estate mortgages	1,377	12,033	13,410	13,847
Commercial real estate mortgages	3,706	1,821	5,527	7,358
Real estate loans	6,647	14,157	20,804	23,334
Commercial and financial	0	0	0	117
Consumer	18	234	252	396
	$6,665	$14,391	$21,056	$23,847

At March 31, 2015 and 2014, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2015		2014
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	103	$17,985	109	$18,371
Maturity extended with change in terms	69	8,529	78	10,402
Forgiveness of principal	1	1,588	1	1,688
Chapter 7 bankruptcies	52	3,037	53	2,691
Not elsewhere classified	12	1,757	9	5,324
	237	$32,896	250	$38,476

During the first quarter of 2015, newly identified TDRs totaled $1.0 million, compared to $5.5 million for all of 2014. During 2014, newly identified TDRs trended lower, with $0.4 million, $4.9 million, $0.1 million and $0.1 million recorded in the first, second, third and fourth quarters of 2014, respectively. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding March 31, 2015 defaulted during the three months ended March 31, 2014, or for the first three months of 2014. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At March 31, 2015, portfolio loans totaling $40,887,000 were considered impaired (comprised of nonaccrual, loans 90 days or more past due, and TDRs) and $3,324,000 of the allowance for loan losses was allocated for potential losses on these loans, compared to $50,757,000 and $4,407,000, respectively, at March 31, 2014.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents increased $99.4 million during the first three months of 2015 as a result of aggregate deposit and repurchase agreement increases of $209.7 million and $3.0 million in net cash provided from operations.

SECURITIES

At March 31, 2015, the Company had no trading securities, $730,232,000 in securities available for sale (representing 76.6 percent of the total portfolio), with the remainder of $223,061,000 in securities held for investment (representing 23.4 percent of the total portfolio). The Company's total securities portfolio increased $294.8 million or 44.8 percent from March 31, 2014, primarily as a result of efforts to invest excess liquidity and short-term borrowings, and the addition of securities from the merger with BANKshares. Since year-end, the total securities portfolio increased modestly, by $4.0 million or 0.4 percent.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested.

The effective duration of the investment portfolio at March 31, 2015 was 3.5 years, compared to a year ago when the duration was 4.1 years. Management believes the effective average duration of the portfolio will remain in the 3.0 to 3.5 range over the remainder of 2015, if the yield curve remains unchanged.

At March 31, 2015, available for sale securities had gross unrealized losses of $6,191,000 and gross unrealized gains of $5,701,000, compared to gross unrealized losses of $9,403,000 and gross unrealized gains of $4,388,000 at December 31, 2014. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first quarter of 2015 and all four quarters of 2014, it was determined that unrealized losses were not other-than-temporarily impaired, and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates–Fair Value Measurements”).

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

Total deposits increased $790.0 million, or 43.4 percent, to $2,609.1 million at March 31, 2015, compared to one year earlier. The acquisition of BANKshares in the fourth quarter 2014 contributed approximately $516.3 million in total deposits. Since March 31, 2014, interest bearing deposits (NOW, savings and money markets deposits) increased $460.1 million or 44.1 percent to $1,504.4 million, noninterest bearing demand deposits increased $279.4 million or 54.4 percent to $793.3 million, and CDs increased $50.5 million or 19.3 percent to $312.1 million.

Total deposits increased $193.3 million since December 31, 2014, in part due to the Company’s focus on growing relationships with governmental entities, resulting in an increase of $95.8 million in new public fund relationships. Also contributing was an increased focus on small business relationships in the more populated metropolitan areas of Palm Beach County and Central Florida.

Funding from securities sold under repurchase agreements with customers totaled $170.0 million at March 31, 2015, increasing $13.9 million or 8.9 percent from March 31, 2014. The repurchase agreements are offered by Seacoast National to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers.

At March 31, 2015, other borrowings were comprised of subordinated debt of $64.6 million related to trust preferred securities (including subordinated debt for BANKshares added on October 1, 2014) issued by trusts organized or acquired by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2015 and 2014, the weighted average cost of our FHLB advances was 3.22 percent, unchanged.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the October 1, 2014 BANKshares acquisition the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively, at March 31, 2015. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $3.5 million lower than face value and amortizing into interest expense over their remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.30 percent for the first quarter of 2015, compared to 1.87 percent for all of 2014.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $260 million at March 31, 2015 and $144 million at March 31, 2014.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 8.2 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.6 percent if interest rates are shocked up 100 basis points. This compares with the Company’s first quarter 2014 model simulation, which indicated net interest income would increase 7.4 percent if interest rates are shocked 200 basis points up over the next 12 months and 4.1 percent if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 15.9 percent at March 31, 2015. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2015, Seacoast National had available unsecured lines of $45 million and lines of credit under current lendable collateral value, which are subject to change, of $784 million. Seacoast National had $587 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $239 million in residential and commercial real estate loans available as collateral. In comparison, at March 31, 2014, the Company had available unsecured lines of $49 million and lines of credit of $579 million, and had $365 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $170 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $199,929,000 on a consolidated basis at March 31, 2015 as compared to $218,778,000 at March 31, 2014. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $20,113,000 to $65,097,000 and interest bearing deposits decreased to $134,832,000 from $173,794,000. The interest bearing deposits are maintained in Seacoast National’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. During 2014, our intent was to reinvest excess liquidity into the loan and securities portfolios.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. At March 31, 2015, the Company had cash and cash equivalents at the parent of approximately $37.9 million, compared to $38.3 million at December 31, 2014.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic and market conditions, including seasonality;

•	governmental monetary and fiscal policies, as well as legislative, tax and regulatory changes;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	the risks of mergers and acquisitions, include, without limitation, unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;

•	the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;

•	the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations;

•	the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•	other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2014 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted model estimates of EVE for higher rates. Based on our first quarter 2015 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 11.1 percent versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 20.4 percent.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2015 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2015 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first quarter of 2015 were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/15 to 1/31/15	0	$0.00	179,828	235,172
2/1/15 to 2/28/15	2,880	12.66	182,708	232,292
3/1/15 to 3/31/15	0	0.00	182,708	232,292
Total - 1st Quarter	2,880	$12.66	182,708	232,292

*The plan to purchase equity securities totaling 165,000 was approved on September 18, 2001, with no expiration date. An additional 250,000 shares was added to the plan and approved on May 20, 2014.

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

Item 6. Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated March 25, 2015, by and between Seacoast Banking Corporation of Florida, Seacoast National Bank, Grand Bankshares, Inc. and Grand Bank & Trust of Florida, incorporated herein by reference to the Company’s Form 8-K, filed March 31, 2015.
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 11, 2015	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 11, 2015	/s/ Stephen A. Fowle
STEPHEN A. FOWLE
Executive Vice President & Chief Financial Officer

