Form 10-Q
period 2015-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2015-08-10
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐       No  ☒

Common Stock, $0.10 Par Value – 33,220,511 shares as of June 30, 2015

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2015	2014
ASSETS
Cash and due from banks	$86,904	$64,411
Interest bearing deposits with other banks	7,844	36,128
Total cash and cash equivalents	94,748	100,539

Securities:
Available for sale (at fair value)	762,086	741,375

Held for investment (fair value: $216,176 at June 30, 2015, and $208,788 at December 31, 2014)	214,777	207,904
Total Securities	976,863	949,279

Loans held for sale (at fair value)	19,656	12,078

Loans	1,937,399	1,821,885
Less: Allowance for loan losses	(18,791)	(17,071)
NET LOANS	1,918,608	1,804,814

Bank premises and equipment, net	50,028	45,086
Other real estate owned	5,908	7,462
Goodwill	25,211	25,309
Other intangible assets, net	6,824	7,454
Bank owned life insurance	36,291	35,679
Other assets	99,451	105,635
	$3,233,588	$3,093,335

LIABILITIES
Deposits	$2,605,177	$2,416,534
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	172,676	233,640
Borrowed funds	50,000	50,000
Subordinated debt	64,670	64,583
Other liabilities	14,209	15,927
	2,906,732	2,780,684

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 33,226,134 and outstanding 33,220,511 shares at June 30, 2015 and issued 33,143,202 and outstanding 33,136,592 shares at December 31, 2014	3,300	3,300
Other shareholders' equity	323,556	309,351
TOTAL SHAREHOLDERS' EQUITY	326,856	312,651
	$3,233,588	$3,093,335

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest and fees on loans	$21,988	$14,103	$44,009	$27,901
Interest and dividends on securities	5,124	3,638	10,172	7,084
Interest on interest bearing deposits and other investments	249	246	498	514
TOTAL INTEREST INCOME	27,361	17,987	54,679	35,499
Interest on deposits	845	570	1,593	1,171
Interest on borrowed money	850	692	1,710	1,382
TOTAL INTEREST EXPENSE	1,695	1,262	3,303	2,553
NET INTEREST INCOME	25,666	16,725	51,376	32,946
Provision (recapture) for loan losses	855	(1,444)	1,288	(2,179)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,811	18,169	50,088	35,125
Noninterest income
Other income	8,846	5,896	16,154	11,454
Securities gains, net (includes net gains of $0 and $1 in other comprehensive income reclassifications for the six months ended June 30, 2015 and 2014, respectively)	0	0	0	17
TOTAL NONINTEREST INCOME	8,846	5,896	16,154	11,471

TOTAL NONINTEREST EXPENSES	24,288	20,683	47,474	39,466
INCOME BEFORE INCOME TAXES	9,369	3,382	18,768	7,130
Provision for income taxes (includes $0 and $0 in income tax expense from reclassification items for the six months ended June 30, 2015 and 2014, respectively)	3,564	1,464	7,104	2,913
NET INCOME	$5,805	$1,918	$11,664	$4,217

PER SHARE COMMON STOCK:
Net income diluted	$0.18	$0.07	$0.35	$0.16
Net income basic	0.18	0.07	0.35	0.16
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	33,233,508	25,998,121	33,184,764	25,828,391
Average shares outstanding - basic	32,978,006	25,826,825	32,971,670	25,659,159

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
NET INCOME	$5,805	$1,918	$11,664	$4,217
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(2,646)	9,626	2,004	13,932
Unrealized (losses) on securities that were transferred to securities held for investment, net	0	(3,137)	0	(3,137)
Reclassification adjustment for losses included in net income	0	0	0	1
Provision for income taxes	1,022	(2,505)	(774)	(4,168)
COMPREHENSIVE INCOME	$4,181	$5,902	$12,894	$10,845

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Interest received	$55,164	$36,653
Fees and commissions received	15,629	10,959
Interest paid	(3,587)	(2,573)
Cash paid to suppliers and employees	(46,616)	(38,448)
Origination of loans held for sale	(109,958)	(85,424)
Proceeds from loans held for sale	102,380	81,127
Net change in other assets	(462)	484
Net cash provided by operating activities	12,550	2,778
Cash flows from investing activities
Maturity of securities available for sale	63,681	45,851
Maturity of securities held for investment	17,400	2,270
Proceeds from sale of securities available for sale	0	4,061
Purchase of securities available for sale	(84,693)	(75,785)
Purchase of securities held for investment	(24,366)	0
Net new loans and principal repayments	(114,794)	(32,433)
Proceeds from the sale of other real estate owned	3,004	2,215
Proceeds from sale of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	3,725	600
Purchase of FHLB and Federal Reserve Stock	(3,388)	0
Additions to bank premises and equipment	(6,651)	(1,713)
Net cash (used in) provided by investing activities	(146,082)	(54,934)
Cash flows from financing activities
Net increase in deposits	188,643	(508)
Net increase (decrease) in federal funds purchased and repurchase agreements	(60,964)	(9,648)
Issuance of common stock, net of related expense	0	24,637
Stock based employee benefit plans	62	81
Dividends paid	0	0
Net cash provided by financing activities	127,741	14,562
Net decrease in cash and cash equivalents	(5,791)	(37,594)
Cash and cash equivalents at beginning of period	100,539	191,624
Cash and cash equivalents at end of period	$94,748	$154,030

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Reconciliation of net income to cash provided by operating activities
Net income	$11,664	$4,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,708	1,576
Amortization of premiums and discounts on securities, net	1,972	963
Other amortization and accretion, net	(994)	545
Change in loans held for sale, net	(7,578)	(4,297)
Provision (recapture) for loan losses	1,288	(2,179)
Gain on sale of securities	0	(17)
Gain on sale of loans	(708)	(668)
Losses on sale and write-downs of other real estate owned	134	145
Losses (Gain) on disposition of fixed assets	1	(10)
Change in interest receivable	136	38
Change in interest payable	(370)	(20)
Change in prepaid expenses	(721)	(408)
Change in accrued taxes	7,487	3,150
Change in other assets	(462)	484
Change in other liabilities	(1,007)	(741)
Net cash provided by operating activities	$12,550	$2,778

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$2,004	$13,895
Transfer from loans to other real estate owned	1,629	1,658
Matured securities recorded as a receivable	528	372
Transfer from securities available for sale to securities held for investment	0	158,781

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of June 30, 2015

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective on January 1, 2018, with early adoption permitted January 1, 2017. The Company is currently assessing the impact of adoption of ASU 2014-09.

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

In April 2015, the FASB issued ASU 2015-03. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently debt issuance costs are presented as a deferred charge and are therefore presented as an asset. The recognition and measurement requirements will not change as a result of this guidance. The amendments are effective for us on January 1, 2016, with early adoption permitted. The amendments must be applied with retrospective application, with each balance sheet period presented showing the impacts of applying the guidance. As the guidance only impacts the balance sheet location of the debt discount, the guidance is not expected to have a material impact to our consolidated financial condition or results of operations.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

For each of the periods ended June 30, 2015 and 2014, options and warrants to purchase 282,000 and 302,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$5,805	$1,918	$11,664	$4,217
Average basic shares outstanding	32,978,006	25,826,825	32,971,670	25,659,159
Basic earnings per share	$0.18	$0.07	$0.35	$0.16

Diluted:
Net income available to common shareholders	$5,805	$1,918	$11,664	$4,217
Average basic shares outstanding	32,978,006	25,826,825	32,971,670	25,659,159
Restricted stock awards	255,502	171,296	213,094	169,232
Average diluted shares outstanding	33,233,508	25,998,121	33,184,764	25,828,391
Diluted earnings per share	$0.18	$0.07	$0.35	$0.16

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,775	$68	$0	$3,843
Mortgage-backed securities of U.S. Government Sponsored Entities	121,924	1,531	(758)	122,697
Collateralized mortgage obligations of U.S. Government Sponsored Entities	313,082	989	(4,497)	309,574
Private mortgage backed securities	124,462	253	(474)	124,241
Private collateralized mortgage obligations	32,448	32	(304)	32,176
Collateralized loan obligations	94,260	841	(987)	94,114
Obligations of state and political subdivisions	22,636	513	(276)	22,873
Corporate and other debt securities	32,171	21	(211)	31,981
Private commercial mortgage backed securities	20,632	12	(57)	20,587
	$765,390	$4,260	$(7,564)	$762,086
SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$66,056	$708	$(24)	$66,740
Collateralized mortgage obligations of U.S. Government Sponsored Entities	98,857	751	(307)	99,301
Collateralized loan obligations	41,300	371	(100)	41,571
Private collateralized mortgage obligations	8,564	0	0	8,564
Other	0	0	0	0
	$214,777	$1,830	$(431)	$216,176

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,876	$23	$0	$3,899
Mortgage-backed securities of U.S. Government Sponsored Entities	123,981	1,501	(423)	125,059
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,483	1,075	(6,077)	347,481
Private mortgage backed securities	29,967	291	0	30,258
Private collateralized mortgage obligations	85,175	688	(728)	85,135
Collateralized loan obligations	127,397	0	(2,172)	125,225
Obligations of state and political subdivisions	23,511	810	(3)	24,318
	$746,390	$4,388	$(9,403)	$741,375

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$67,535	$812	$0	$68,347
Collateralized mortgage obligations of U.S. Government Sponsored Entities	114,541	695	(280)	114,956
Collateralized loan obligations	25,828	0	(343)	25,485
	$207,904	$1,507	$(623)	$208,788

No sales of securities during the six month period ended June 30, 2015 were transacted. Proceeds from sales of securities during the six month period ended June 30, 2014 were $4.1 million with gross gains of $17,000 and no gross losses.

On May 31, 2014 management identified $158.8 million of investment securities available for sale and transferred them into held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million.

For those securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount.

Securities at June 30, 2015 with a carrying and fair value of $188.3 million and $187.7 million, respectively, were pledged as collateral for other public and trust deposits. Securities with a carrying value and fair value of $157.7 million, were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$100	$100
Due after one year through five years	0	0	40,148	39,967
Due after five years through ten years	41,300	41,571	101,984	101,896
Due after ten years	0	0	8,641	8,994
	41,300	41,571	150,873	150,957
Mortgage-backed securities of U.S. Government Sponsored Entities	66,056	66,740	121,924	122,697
Collateralized mortgage obligations of U.S. Government Sponsored Entities	98,857	99,301	313,082	309,574
Private mortgage backed securities	0	0	32,448	32,176
Private collateralized mortgage obligations	8,564	8,564	94,260	94,114
Corporate and other debt securities	0	0	32,171	31,981
Private commercial mortgage backed securities	0	0	20,632	20,587
	$214,777	$216,176	$765,390	$762,086

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securties of U.S. Governement Sponsored Entities	$71,485	$(581)	$9,516	$(201)	$81,001	$(782)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	91,107	(732)	150,895	(4,072)	242,002	(4,804)
Private mortage backed securities	16,677	(304)	0	0	16,677	(304)
Private collaterlized mortgage obligations	46,084	(730)	14,788	(257)	60,872	(987)
Collateralized loan obligations	37,325	(291)	24,635	(283)	61,960	(574)
Obligations of state and political subdivisions	13,256	(276)	0	0	13,256	(276)
Corporate and other debt securities	21,276	(211)	0	0	21,276	(211)
Private commercial mortgage backed securities	13,644	(57)	0	0	13,644	(57)
Total temporarily impaired securities	$310,854	$(3,182)	$199,834	$(4,813)	$510,688	$(7,995)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$0	$100	$0
Mortgage-backed securties of U.S. Government Sponsored Entities	36,890	(153)	21,640	(271)	58,530	(424)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	100,148	(833)	170,400	(5,523)	270,548	(6,356)
Private collaterlized mortgage obligations	61,554	(914)	10,091	(157)	71,645	(1,071)
Collateralized loan obligations	100,714	(1,769)	24,511	(403)	125,225	(2,172)
Obligations of state and political subdivisions	1,734	(3)	0	0	1,734	(3)
Total temporarily impaired securities	$301,040	$(3,672)	$226,642	$(6,354)	$527,682	$(10,026)

At June 30, 2015, approximately $1.3 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $77.5 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values and subordination. Based on its assessment of these securities, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2015, the Company also had $5.6 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $323.0 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2015, the Company also had $0.6 million of unrealized losses on collateralized loan obligations having a fair value of $62.0 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

Also, as of June 30, 2015, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2015.

Included in other assets is $16.0 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2015, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the carrying value of the $16.0 million of cost method investment securities.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (PCI), and purchased unimpaired loans (PUL) is summarized as follows:

June 30, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$79,644	$1,489	$14,045	$95,178
Commercial real estate	693,212	3,350	195,766	892,328
Residential real estate	657,247	506	38,024	695,777
Commercial and financial	153,455	1,217	35,653	190,325
Consumer	61,423	0	1,490	62,913
Other loans	878	0	0	878
NET LOAN BALANCES	$1,645,859	$6,562	$284,978	$1,937,399

December 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commercial and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other loans	512	0	0	512
NET LOAN BALANCES	$1,488,005	$7,814	$326,066	$1,821,885

Net loan balances as of June 30, 2015 and December 31, 2014 are net of deferred costs of $6.2 million and $3.6 million for each period, respectively.

Purchased Loans - PCI loans are accounted for pursuant to ASC Topic 310-30. The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan in situations where there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The difference between the contractually required payments and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the nonaccretable difference.

We have applied ASC Topic 310-20 accounting treatment to PULs. The unamortized fair value mark established at acquisition on the loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans.

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the six month period ending June 30, 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31, 2014	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2015
	(In thousands)
Contractually required principal and interest	$14,831	$(3,267)	$0	$0	$11,564
Nonaccretable difference	(5,825)	1,663	0	261	(3,901)
Cash flows expected to be collected	9,006	(1,604)	0	261	7,663
Accretable yield	(1,192)	148	204	(261)	(1,101)
Carrying value of acquired loans	7,814	$(1,456)	$204	$0	6,562
Allowance for loan losses	(64)				(212)
Carrying value less allowance for loan losses	$7,750				$6,350

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and December 31, 2014:

			Accruing
	Accruing	Accruing	Greater			Total
June 30, 2015	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$48	$525	$41	$303	$78,728	$79,645
Commercial real estate	603	54	0	2,483	690,070	693,210
Residential real estate	619	211	0	12,035	644,382	657,247
Commerical and financial	22	0	0	0	153,434	153,456
Consumer	67	0	0	233	61,123	61,423
Other	0	0	0	0	878	878
Total	1,359	790	41	15,054	1,628,615	$1,645,859

Purchased Unimpaired Loans
Construction and land development	0	0	0	43	14,001	$14,044
Commercial real estate	409	0	0	2,215	193,144	195,768
Residential real estate	6	0	29	0	37,989	38,024
Commerical and financial	20	135	0	0	35,497	35,652
Consumer	0	0	0	0	1,490	1,490
Other	0	0	0	0	0	0
Total	435	135	29	2,258	282,121	$284,978

Purchased Credit Impaired Loans
Construction and land development	0	0	0	1,367	122	$1,489
Commercial real estate	0	0	0	724	2,626	3,350
Residential real estate	0	0	0	194	312	506
Commerical and financial	0	0	0	0	1,217	1,217
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	0	0	2,285	4,277	$6,562

Total Loans	$1,794	$925	$70	$19,597	$1,915,013	$1,937,399

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2014	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$0	$0	$534	$65,362	$65,896
Commercial real estate	764	0	0	3,457	606,642	610,863
Residential real estate	259	159	17	14,381	624,612	639,428
Commerical and financial	232	0	0	0	120,531	120,763
Consumer	256	25	0	191	50,071	50,543
Other	0	0	0	0	512	512
Total	$1,511	$184	$17	$18,563	$1,467,730	$1,488,005

Purchased Unimpaired Loans
Construction and land development	$303	$0	$0	$0	$19,280	$19,583
Commercial real estate	2,318	0	41	0	219,833	222,192
Residential real estate	142	0	39	5	46,432	46,618
Commerical and financial	953	0	0	0	34,368	35,321
Consumer	0	0	0	0	2,352	2,352
Other	0	0	0	0	0	0
Total	$3,716	$0	$80	$5	$322,265	$326,066

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$1,428	$129	$1,557
Commercial real estate	7	359	0	733	2,993	4,092
Residential real estate	88	0	116	411	236	851
Commerical and financial	0	0	0	0	1,312	1,312
Consumer	0	0	0	0	2	2
Other	0	0	0	0	0	0
Total	$95	$359	$116	$2,572	$4,672	$7,814

Total Loans	$5,322	$543	$213	$21,140	$1,794,667	$1,821,885

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2015 and December 31, 2014:

June 30, 2015
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$84,789	$855,600	$667,063	$188,446	$62,113	$1,858,011
Special mention	3,640	11,570	1,112	906	886	18,114
Substandard	2,712	12,445	2,065	858	156	18,236
Doubtful	0	0	0	0	0	0
Nonaccrual	1,713	5,422	12,229	0	233	19,597
Pass-Troubled debt restructures	1,949	1,788	36	18	403	4,194
Troubled debt restructures	375	5,503	13,272	97	0	19,247
	$95,178	$892,328	$695,777	$190,325	$63,791	$1,937,399

December 31, 2014
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$79,397	$797,934	$655,518	$155,281	$51,764	$1,739,894
Special mention	1,815	11,709	546	993	590	15,653
Substandard	1,685	15,325	1,733	1,002	456	20,201
Doubtful	0	0	0	0	0	0
Nonaccrual	1,963	4,189	14,797	0	191	21,140
Pass-Troubled debt restructures	1,672	2,332	17	0	0	4,021
Troubled debt restructures	504	5,658	14,286	120	408	20,976
	$87,036	$837,147	$686,897	$157,396	$53,409	$1,821,885

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the six months ending June 30, 2015 and 2014, newly identified troubled debt restructurings (“TDRs”) totaled $0.9 million and $5.3 million, respectively. Loans that are modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification.

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

The following table presents loans that were modified within the six months ending June 30, 2015:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	1	$26	$25	$0	$1
Commercial real estate	2	911	859	0	52
Consumer	1	48	45	0	3
	4	$985	$929	$0	$56

The following table presents loans that were modified within the six months ending June 30, 2014:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	3	$601	$564	$0	$37
Commercial real estate	1	4,300	3,975	0	325
	4	$4,901	$4,539	$0	$362

No accruing loans that were restructured within the twelve months preceding June 30, 2015 and June 30, 2014, defaulted during the six months ended June 30, 2015 and 2014, respectively. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of June 30, 2015 and December 31, 2014, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	June 30, 2015
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,762	$2,070	$0
Commercial real estate	3,434	4,804	0
Residential real estate	10,264	14,500	0
Commercial and financial	115	115	0
Consumer	156	214	0
Impaired Loans with an Allowance Recorded:
Construction and land development	905	935	142
Commercial real estate	6,341	6,414	417
Residential real estate	15,078	15,455	2,483
Commercial and financial	0	0	0
Consumer	480	488	94
Total:
Construction and land development	2,667	3,005	142
Commercial real estate	9,775	11,218	417
Residential real estate	25,342	29,955	2,483
Commercial and financial	115	115	0
Consumer	636	702	94
	$38,535	$44,995	$3,136

	December 31, 2014
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,824	$2,239	$0
Commercial real estate	3,087	4,600	0
Residential real estate	11,898	16,562	0
Commercial and financial	120	120	0
Consumer	65	93	0
Impaired Loans with an Allowance Recorded:
Construction and land development	886	931	159
Commercial real estate	8,359	8,469	529
Residential real estate	16,804	17,693	2,741
Commercial and financial	0	0	0
Consumer	534	562	112
Total:
Construction and land development	2,710	3,170	159
Commercial real estate	11,446	13,069	529
Residential real estate	28,702	34,255	2,741
Commercial and financial	120	120	0
Consumer	599	655	112
	$43,577	$51,269	$3,541

For the three months ended June 30, 2015 and 2014, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$1,838	$14	$2,036	$29
Commercial real estate	2,942	23	1,547	7
Residential real estate	10,877	30	12,063	4
Commercial and financial	116	1	50	3
Consumer	141	0	302	0
Impaired Loans with an Allowance Recorded:
Construction & land development	816	11	1,367	6
Commercial real estate	7,188	51	10,952	268
Residential real estate	15,682	99	21,505	122
Commercial and financial	0	0	112	0
Consumer	503	5	538	5
Total:
Construction & land development	2,654	25	3,403	35
Commercial real estate	10,130	74	12,499	275
Residential real estate	26,559	129	33,568	126
Commercial and financial	116	1	162	3
Consumer	644	5	840	5
	$40,103	$234	$50,472	$444

For the six months ended June 30, 2015 and 2014, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$1,839	$32	$2,196	$51
Commercial real estate	2,950	27	2,394	7
Residential real estate	11,268	65	12,333	7
Commercial and financial	118	3	76	5
Consumer	114	0	345	0
Impaired Loans with an Allowance Recorded:
Construction & land development	832	16	1,311	12
Commercial real estate	7,649	125	9,853	361
Residential real estate	16,106	198	22,215	251
Commercial and financial	0	0	88	0
Consumer	516	11	541	10
Total:
Construction & land development	2,671	48	3,507	63
Commercial real estate	10,599	152	12,247	368
Residential real estate	27,374	263	34,548	258
Commercial and financial	118	3	164	5
Consumer	630	11	886	10
	$41,392	$477	$51,352	$704

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2015 and December 31, 2014, accruing TDRs totaled $23.4 million and $25.0 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the six months ended June 30, 2015 and 2014, the Company recorded $477,000 and $704,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $142,000 and $141,000, respectively, was included in interest income for the six months ended June 30, 2015 and 2014, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses (excluding PCI loans) for the three-month and six-month periods ended June 30, 2015 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$842	$(101)	$(19)	$165	$146	$887
Commercial real estate	4,827	535	(146)	62	(84)	5,278
Residential real estate	9,666	(182)	(155)	358	203	9,687
Commercial and financial	1,374	(411)	(255)	237	(18)	945
Consumer	919	895	(60)	28	(32)	1,782
	$17,628	$736	$(635)	$850	$215	$18,579

	Allowance for Loan Losses for the Six Months Ended June 30, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$722	$19	$(66)	$212	$146	$887
Commercial real estate	4,528	765	(302)	287	(15)	5,278
Residential real estate	9,784	(549)	(322)	773	451	9,686
Commercial and financial	1,179	(288)	(274)	328	54	945
Consumer	794	1,193	(254)	50	(204)	1,783
	$17,007	$1,140	$(1,218)	$1,650	$432	$18,579

Activity in the allowance for loan losses for the three-month and six-month periods ended June 30, 2014 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$796	$240	$(196)	$27	$(169)	$867
Commercial real estate	6,753	(1,528)	(50)	18	(32)	5,193
Residential real estate	10,358	(32)	(95)	400	305	10,631
Commercial and financial	853	(167)	0	23	23	709
Consumer	712	43	(40)	25	(15)	740
	$19,472	$(1,444)	$(381)	$493	$112	$18,140

	Allowance for Loan Losses for the Six Months Ended June 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$808	$204	$(199)	$54	$(145)	$867
Commercial real estate	6,160	(1,087)	(134)	254	120	5,193
Residential real estate	11,659	(1,410)	(207)	589	382	10,631
Commercial and financial	710	53	(108)	54	(54)	709
Consumer	731	61	(97)	45	(52)	740
	$20,068	$(2,179)	$(745)	$996	$251	$18,140

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at June 30, 2015 and December 31, 2014 is shown in the following tables:

	At June 30, 2015
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$2,667	$142	$91,022	$745	$93,689	$887
Commercial real estate	9,775	417	879,203	4,861	888,978	5,278
Residential real estate	25,342	2,483	669,929	7,203	695,271	9,686
Commercial and financial	115	0	188,993	945	189,108	945
Consumer	636	94	63,155	1,689	63,791	1,783
	$38,535	$3,136	$1,892,302	$15,443	$1,930,837	$18,579

	At December 31, 2014
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$2,710	$159	$82,769	$563	$85,479	$722
Commercial real estate	11,446	529	821,609	3,999	833,055	4,528
Residential real estate	28,702	2,741	657,344	7,043	686,046	9,784
Commercial and financial	120	0	155,964	1,179	156,084	1,179
Consumer	599	112	52,808	682	53,407	794
	$43,577	$3,541	$1,770,494	$13,466	$1,814,071	$17,007

Loans collectively evaluated for impairment at June 30, 2015 and December 31, 2014 included loans acquired from BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment represents the total fair value discount of each PUL, is accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at June 30, 2015.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at June 30, 2015 and December 31, 2014:

	PCI Loans Individually Evaluated for Impairment
	June 30, 2015		December 31, 2014
	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance
Construction & land development	$1,489	$212	$1,557	$43
Commercial real estate	3,350	0	4,092	3
Residential real estate	506	0	851	18
Commercial and financial	1,217	0	1,312	0
Consumer	0	0	2	0
	$6,562	$212	$7,814	$64

NOTE G – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At June 30, 2015 and December 31, 2014, Company securities pledged were as follows by collateral type and maturity:

(Dollars in thousands)	Overnight and Continuous Maturity

Fair Value	June 30, 2015	December 31, 2014

Mortgage backed securities and collateralized mortgage
obligations of U.S. Government Sponsored Entities	$157,676	$153,640

NOTE H — EQUITY CAPITAL

The Company is well capitalized and at June 30, 2015, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast National”, met the new common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the new Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE J — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2015 and December 31, 2014 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At June 30, 2015:
Available for sale securities (3)	$762,086	$3,843	$758,243	$0
Loans held for sale (4)	19,656	0	19,656	0
Loans (1)	7,913	0	6,420	1,493
Other real estate owned (2)	5,908	0	2,055	3,853

At December 31, 2014:
Available for sale securities (3)	$741,375	$3,899	$737,476	$0
Loans held for sale (4)	12,078	0	12,078	0
Loans (1)	10,409	0	8,324	2,085
Other real estate owned (2)	7,462	0	1,468	5,994

(1)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(2)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.
(3)	See Note D for further detail of fair value of individual investment categories.
(4)	Recurring fair value basis determined using observable market data.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2015 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.1%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy.

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

During the six months ended June 30, 2015, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3, transfers in totaled $0.4 million for the first six months of 2015. Transfers out consisted of charge-offs of $0.2 million, and principal payments and other reductions totaling $0.8 million for loans classified as level 3.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first six months of 2015, foreclosed loans transferred in were nominal. Transfers out totaled $2.1 million and consisted entirely of sales.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of June 30, 2015 and December 31, 2014 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At June 30, 2015:
Financial Assets
Securities held to maturity (1)	$214,777	$0	$216,176	$0
Loans, net	1,910,695	0	0	1,926,219
Financial Liabilities
Deposit liabilities	2,605,177	0	0	2,605,883
Borrowings	50,000	0	52,424	0
Subordinated debt	64,670	0	53,948	0

At December 31, 2014:
Financial Assets
Securities held to maturity (1)	$207,904	$0	$208,788	$0
Loans, net	1,794,405	0	0	1,814,746
Financial Liabilities
Deposit liabilities	2,416,534	0	0	2,417,355
Borrowings	50,000	0	53,584	0
Subordinated debt	64,583	0	53,861	0

(1)	See Note D for further detail of fair value of individual investment categories.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2015 and December 31, 2014:

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

NOTE K — ACQUISITION

Acquisition of Grand Bank & Trust of Florida

On July 17, 2015, the Company completed its previously announced acquisition of Grand Bancshares, Inc. (“Grand”) as set forth in the Agreement and Plan of Merger (“Agreement”) whereby Grand merged with and into the Company. Pursuant to and simultaneously with the merger of Grand with and into the Company, Grand’s wholly owned subsidiary bank, Grand Bank & Trust of Florida (“GB”), merged with and into the Company’s subsidiary bank, Seacoast National Bank.

The Company’s primary reasons for the transaction were to further solidify its market share in the attractive Palm Beach market and expand its customer base and leverage operating cost through economies of scale. The acquisition increased the Company’s total assets and total deposits by approximately 6.5% and 7.3%, respectively, as compared with the balances at June 30, 2015, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company will recognize goodwill on this acquisition which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill will be calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, which at the date of this filing were incomplete due to the timing of the transaction closing and, in some instances, on use of third party experts for valuations.

Fair value estimates are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair values at the date of this filing are pending valuations for the core deposit intangible and pending appraisals on purchased unimpaired loans and purchased credit impaired loans, bank premises and other fixed assets, other real estate owned, subordinated debt, and remaining assets and other liabilities. Loans that are nonaccrual and all loan relationships identified as impaired as of the acquisition date will be considered by management to be credit impaired and will be accounted for pursuant to ASC Topic 310-30.

The Company acquired 100% of the outstanding common stock of Grand. The purchase price consisted of stock and approximately $1.48 million in cash for all of Grand’s outstanding shares of preferred B stock, representing the par value of $1,000 per share of preferred B stock. Each share of Grand common stock and preferred A stock was exchanged for 0.3114 shares of the Company’s common stock, or approximately 1.09 million shares of Company stock. Based on the price of the Company’s common stock of $15.75 per share on July 17, 2015, plus cash paid for Grand’s outstanding shares of preferred B stock, the total purchase price was $18.7 million.

The Company believes the deposits assumed from the acquisition will have an intangible value. The Company will be applying ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. In determining the valuation amount, deposits will be analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2015

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

STRATEGIC OVERVIEW

Seacoast continues to execute on its plan to grow our core business organically, innovate to build franchise and increase efficiency, and grow through mergers & acquisitions. We believe that these investments are better positioning us to increase net income to common shareholders in 2015, and prospectively. These included:

•	Investment in the Accelerate lending model, expanding geographically with low cost, high service community banking offices;

•	continued investments in digital technology and improved processes providing significant cross sell to legacy customers and reducing overhead;

•	completion of our acquisitions of The BANKshares, Inc. (“BANKshares”) on October 1, 2014, and Grand Bankshares, Inc. (“Grand”) on July 17, 2015, and;

•	consolidation of branch locations, totaling more than 25% of total branch locations over the past five years.

Through ongoing investments in loan production personnel, digital technology and the effects of asset quality improvements and expense management, we have proactively positioned our business for growth. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value.

While our focus is organic growth, we expect to supplement this growth through strategic acquisition opportunities. Recently, we completed an enhancement to our footprint in the Palm Beach County, Florida market. On July 17, 2015, the acquisition of Grand, and its subsidiary, Grand Bank & Trust of Florida, was completed and merged into Seacoast. Seacoast’s primary reason for the transaction is to further solidify its market share in the Palm Beach county market, expanding our customer base further to enhance deposit fee income, and to leverage operating costs through economies of scale. The acquisition contributed about $212 million in assets, $121 million in loans and $190 million in deposits that include transaction accounts totaling around 47% of total deposits at a rate of 8 basis points complementing our overall funding. The acquisition also provides excellent opportunities for growth in one of Florida’s most vibrant markets and was completed with no tangible book value dilution and is immediately accretive to our earnings per share.

The Company continues to focus on reaching customers in unique ways, creating a path to achieve higher customer satisfaction. Our newest commercial lending offices provide our customers with talented, results-oriented staff, specializing in loans to the smaller business market segment. From their tenure and market experience, our bankers are familiar with the multitude of challenges the small business customer faces. In addition, the acquisition of a receivables factoring subsidiary in the BANKshares merger was further enhanced by the addition of a receivables funding team from First Capital Growth (FGC) in the Palm Beach County market in the second quarter of 2015, providing an additional outlet for another product vehicle to better serve customers. Seacoast intends to build customer relationships with depth that surpass traditional commercial lending, and open opportunities into other areas in which we provide services.

We refreshed and reintroduced our brand in 2014, retooling our logo and associated signage throughout our branch network and digital platforms in the fourth quarter. Our new brand reflects our forward-looking strategy. Our customer growth strategy has included investments in digital delivery and products that we believe have contributed to increasing core customer funding. As of June 30, 2015, almost 61% of our online customers have adopted our mobile product offerings, and the total number of services utilized by our retail customers increased to an average of 4.3 per household, primarily due to an increase in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 13,659 users at December 31, 2013 to 21,587 users at December 31, 2014 to 26,603 users at June 30, 2015. We are concentrating on building a more integrated distribution system which will allow us to reduce our fixed costs as we further invest in technology designed to better serve our customers. The growth in new households, a deepening of relationships with current households, and better retention overall is creating stronger value in our core customer franchise.

Embracing technology, especially electronic delivery channels, has helped us improve efficiency. As an example, over the past five years we have been successful in closing more than 25% of our branches. This has allowed us to improve our deposit to facilities square footage from between $9,000 and $10,000 of deposits per square foot to approximately $12,500 deposits per square foot, a 30% improvement.

EARNINGS OVERVIEW

The Company has built steadily improved results over the past several quarters and particularly into 2015. Net income for the three months and six months ended June 30, 2015 of $5.8 million or $0.18 per average common diluted share and $11.7 million or $0.35 per average common diluted share, respectively, compared to $1.9 million or $0.07 per average common diluted share and $4.2 million or $0.16 per average common diluted share, respectively, for the same period a year ago. This reflects a strong 203% growth rate in net income compared to the second quarter 2014. Net income of $5.9 million or $0.18 per average common diluted share was recorded for the first quarter of 2015. We believe that our success in increasing net income is the result of our success in significantly growing our businesses and balance sheet, while attaining operating efficiency. This success also reflects the success we have had in identifying and incorporating acquisitions.

We expect that the Company’s capital will continue to increase with positive earnings. The board and management currently believe that the Company’s overall level of capital is more than sufficient to support growth, given the current economic environment.

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

Allowance and Provision for Loan Losses

The information contained on pages 44-45 and 50-59 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible from the BANKshares acquisition is being amortized over 74 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We will perform an annual impairment test of goodwill and the core deposit intangible as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter for the BANKshares acquisition (on October 1, 2014). Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

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

Realization of Deferred Tax Assets

At June 30, 2015, the Company had net deferred tax assets (“DTA”) of $58.6 million. In comparison, at June 30, 2014 the Company had a net DTA of $59.8 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes.

The most important factors that supported this conclusion were:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth and the 2014 acquisition, and the acquisition of Grand should further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards before expiration;

•	Credit costs improved and overall credit risk has declined which decreases the impact on future taxable earnings;

•	Forecasted growth rates for loans are at levels considered reasonable and supported by the acquisition, increased loan officers and support staff;

•	New loan production credit quality and concentrations are being well managed through improved and enhanced credit functions and therefore will not cause increased credit costs; and

•	Current economic growth forecasts for Florida and the Company’s markets in particular are robustly supported by population increases.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2015 the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased $9.0 million during the second quarter of 2015 compared to the same period in 2014, and was nominally lower (by $46,000) than first quarter 2015’s result. Our net interest margin was 40 basis points higher compared to second quarter 2014’s margin and 12 basis points lower than for first quarter 2015. Net interest income for the second quarter of 2015 was near the level earned in first quarter 2015, despite a significant amount of excess purchase loan accretion recognized in the first quarter of 2015. Strong loan growth (a $55.0 million average balance increase) helped to offset the impact of reduced purchased loan accretion. Year over year, 2015’s second quarter net interest income and margin reflects completion of the BANKshares merger, higher spreads earned from an improving loan mix, loan portfolio growth, and funding costs that have remained stable. The Company expects loan growth opportunities for all types of lending to continue in 2015, including commercial lending to targeted customer segments and 1-4 family agency conforming residential mortgages, and will continue its focus to improve deposit mix by increasing low cost deposits. We anticipate 2015’s net interest income will continue to benefit from the full year impact of the BANKshares acquisition as well as the Grand acquisition, completed in the third quarter of 2015.

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the second and first quarter of 2015, and the second quarter of 2014.

	2015						2014
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$957,374	$4,977	2.08%	$939,015	$4,898	2.09%	$677,600	$3,630	2.14%
Nontaxable	15,311	225	5.87	15,617	230	5.89	827	14	6.77
Total Securities	972,685	5,202	2.14	954,632	5,128	2.15	678,427	3,644	2.15

Federal funds sold and other investments	79,031	249	1.26	92,934	249	1.09	153,410	246	0.64

Loans, net	1,904,011	22,032	4.64	1,848,965	22,065	4.84	1,338,415	14,151	4.24

Total Earning Assets	2,955,727	27,483	3.73	2,896,531	27,442	3.84	2,170,252	18,041	3.33

Allowance for loan losses	(18,247)			(17,385)			(19,784)
Cash and due from banks	71,858			63,689			35,735
Premises and equipment	49,275			46,605			34,948
Intangible assets	32,188			31,221			422
Bank owned life insurance	36,111			35,793			0
Other assets	98,215			94,678			83,297

	$3,225,127			$3,151,132			$2,304,870

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$612,433	$110	0.07%	$628,480	$117	0.08%	$498,285	$94	0.08%
Savings	279,354	41	0.06	268,041	39	0.06	205,686	23	0.04
Money market	607,271	373	0.25	519,526	245	0.19	336,772	67	0.08
Time deposits	303,802	321	0.42	318,343	347	0.44	259,325	386	0.60
Federal funds purchased and other short term borrowings	168,068	77	0.18	212,123	98	0.19	150,108	65	0.17
Other borrowings	114,649	773	2.70	114,606	762	2.70	103,610	627	2.43
Total Interest-Bearing Liabilities	2,085,577	1,695	0.33	2,061,119	1,608	0.32	1,553,786	1,262	0.33

Noninterest demand	795,707			753,620			505,892
Other liabilities	17,505			16,047			8,560
Total Liabilities	2,898,789			2,830,786			2,068,238

Shareholders' equity	326,338			320,346			236,632

	$3,225,127			$3,151,132			$2,304,870
As a % of earning assets:
Interest expense			0.23%			0.23%			0.23%
Net interest income (1)		$25,788	3.50%		$25,834	3.62%		$16,779	3.10%

(1)	On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on page 41). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

The earning asset mix changed year over year impacting net interest income. For the second quarter of 2015, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 64.4%, compared to 61.7% a year ago. Average securities as a percentage of average earning assets increased from 31.3% a year ago to 32.9% for the second quarter of 2015 and interest bearing deposits and other investments declined to 2.7% in 2015 from 7.0% in 2014. Average total loans as a percentage of earning assets increased, and the mix of loans was improved, with volumes related to commercial and commercial real estate loans representing 58.7% of total loans at June 30, 2015 (compared to 48.9% at June 30, 2014), and lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) representing 38.0% of total loans at June 30, 2015 (versus 47.7% at June 30, 2014) (see “Loan Portfolio”).

The yield on earning assets for the second quarter of 2015 was 3.73%, 40 basis points higher than 2014’s second quarter. The acquisition of BANKshares improved the loan mix, and together with organic loan growth during the first and second quarters of 2015 contributed to the increase. The deployment of liquidity contributed to yield improvement as well from 2014. The following table details the yield on earning assets (on a tax equivalent basis) which has improved significantly over the past five quarters:

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2015	2014	2014	2014
Yield	3.73%	3.84%	3.78%	3.40%	3.33%

Our yield on loans increased quite dramatically over the first and fourth quarters of 2015 and 2014, respectively, up 17 basis points to 4.84% for the first quarter of 2015 from fourth quarter 2014, and improving by 41 basis points during the fourth quarter 2014 compared to third quarter 2014’s yield, for all the reasons previously detailed, but primarily an improved loan mix and purchased loan accretion. The yield on loans for the second quarter of 2015 was lower by 20 basis linked quarter, entirely due to lower purchased loan accretion. The yield on investment securities remained steady, decreasing only 1 basis point year over year to 2.14% for the second quarter 2015. Average total investment securities increased 43.4% compared to a year ago, while prepayments of principal from refinancing activities on mortgage backed securities held in the portfolio slowed and comparable add-on rates for recent purchases was obtained. The yield on interest bearing deposits and other investments was higher at 1.26% for the second quarter of 2015, up 62 basis points compared to a year ago and reflecting lower balances for interest bearing deposits at the Federal Reserve earning only 25 basis points.

Average earning assets for the second quarter of 2015 increased $785.5 million or 36.2% compared to 2014’s second quarter average balance. Average loan balances for 2015 increased $565.6 million or 42.3% to $1,904.0 million, average investment securities increased $294.3 million or 43.4% to $972.7 million, and average interest bearing deposits and other investments declined $74.4 million or 48.5% to $79.0 million.

Commercial and commercial real estate loan production for 2015 totaled over $147 million, with almost $86 million occurring in the second quarter, and compared to production for all of 2014 and 2013 of $258 million and $200 million, respectively. Improvements in commercial production have resulted from general economic conditions and consumer confidence in the State of Florida improving, encouraging commercial customers to expand and borrow, along with the impact of the new commercial lending offices opened in 2013. Our investment in loan production staff is focused on hiring commercial lenders for the larger metropolitan markets in which the Company competes, principally in Orlando, Palm Beach and Fort Lauderdale. The addition of BANKshares locations and personnel in the fourth quarter provides the Company with a significant presence in the Orlando market, as well as the coastal region to the east of Orlando. Prospectively, the merger with Grand will significantly enhance our presence in Palm Beach. With commercial production improving during 2015 and 2014, period-end total loans outstanding have increased by $602.2 million or 45.1% since June 30, 2014, and $82.9 million or 17.9% linked quarter (annualized). At June 30, 2015, the Company’s total commercial and commercial real estate loan pipeline was $109 million, versus $82 million at March 31, 2015, and versus $30 million, $58 million, $46 million and $60 million at the end of the first, second, third and fourth quarters of 2014, respectively.

As of June 30, 2015, commercial real estate (“CRE”) loans were $947.0 million. Under regulatory guidelines for commercial real estate concentrations, Seacoast National’s applicable commercial real estate loans outstanding at June 30, 2015 (as defined in guidelines) represented 184% of risk-based capital, which is below the regulatory threshold.

Closed residential mortgage loan production for the first and second quarters of 2015 totaled $56 million and $82 million, respectively, of which $32 million and $37 million, respectively, was sold servicing-released. In comparison, closed residential mortgage loan production for the first, second, third and fourth quarters of 2014 totaled $40 million, $61 million, $66 million and $58 million, respectively, of which $19 million, $28 million, $35 million and $26 million was sold servicing-released. The majority of our loan production has been focused on purchased home mortgages. Existing home sales and home mortgage loan refinancing activity in the Company’s markets has improved as the number of foreclosed properties in Florida has diminished, with improved demand for new home construction emerging.

The cost of average interest-bearing liabilities in the second quarter of 2015 was one basis point higher than first quarter 2015 and identical to first quarter of 2014’s rate, reflecting a stable, lower interest rate environment and improved deposit mix. The following table details the cost of average interest bearing liabilities for the past five quarters:

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2015	2014	2014	2014
Rate	0.33%	0.32%	0.31%	0.32%	0.33%

The Company’s retail core deposit focus has produced strong growth in core deposit customer relationships when compared to prior years. Lower rates paid on interest bearing deposits during the second quarter 2015 (and last several quarters) have kept the overall cost of total deposits low and stable at 0.12%, identical to the rate paid for all of 2014. A significant component favorably affecting the Company’s net interest margin, the average balances of lower cost interest bearing deposits (interest bearing demand, savings and money market) totaled 83.1% of total average interest bearing deposits during 2015’s second quarter, improving from the average of 80.1% a year ago, even with the addition of BANKshares’ deposits. Certificate of deposit (“CD”) rates paid were lower for 2015, averaging 0.42% for the second quarter, an 18 basis point decrease compared to second quarter 2014. Average CDs (the highest cost component of interest bearing deposits) were 16.9% of interest bearing deposits in 2015, compared to 19.9% for the second quarter 2014. Prospectively, with interest rates predicted to remain low through 2015, or possibly increase, reductions in interest bearing deposit costs will be challenging to produce due to limited re-pricing opportunities.

Average deposits totaled $2,598.6 million during the second quarter of 2015, and were $792.7 million higher compared to the second quarter of 2014. The acquisition of BANKshares on October 1, 2014, with approximately $516.3 million in total deposits contributed to this increase. Average aggregate amounts for interest bearing demand, savings and money market balances during the second quarter of 2015 increased $458.3 million or 44.0% to $1,499.1 million compared to the second quarter of 2014, average noninterest bearing deposits increased $289.8 million or 57.3% to $795.7 million for 2015 compared to 2014, and average CDs increased by $44.5 million or 17.2% to $303.8 million over the same period. With the low interest rate environment and lower CD rate offerings available, customers have been more complacent and are leaving more funds in lower cost average balances in savings and other liquid deposit products that pay no interest or a lower interest rate.

Average short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National, which increased $18.0 million to $168.1 million or 12.0% for the second quarter of 2015 as compared to 2014 for the same period. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. At September 30, 2014, the Company utilized $80 million in term federal funds purchased from the FHLB at 0.16% (maturing in 30 days) to invest in adjustable rate securities, pending seasonal funding expected prospectively. Average term federal funds purchased were nominal for the second quarter of 2015, but averaged $39.0 million during the first quarter of 2015.

For second quarter 2015, average other borrowings were comprised of subordinated debt of $64.6 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for BANKshares added on October 1, 2014) and advances from the FHLB of $50.0 million. With the exception of the inherited subordinated debt from BANKshares, no changes have occurred to other borrowings since year-end 2009.

Prospectively, with the acquired loans paying down and replaced with new loans at lower yields, partially offset by our lending initiatives producing improved results, and problem loans continuing to decline, we expect our consolidated net interest margin for 2015 will trend near second quarter’s margin. We believe that we are positioned for stronger earnings performance and improved margin with a more typical yield curve, with excess liquidity presently deployed into adjustable rate assets. Our focus on achieving increased household growth year over year should produce future organic revenue growth, as the long term value of core household relationships are revealed, as more products are sold and fees earned, and as normalized interest rates return as the economy improves.

Non-GAAP Measures regarding Net Interest Income and Margin

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

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2015	2015	2014	2014	2014
Nontaxable interest income	$122	$124	$150	$54	$54
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$25,788	$25,834	$24,883	$17,282	$16,779
Total net interest income (not TE)	25,666	25,710	24,733	17,228	16,725
Net interest margin (TE)	3.50%	3.62%	3.56%	3.17%	3.10%
Net interest margin (not TE)	3.48	3.60	3.54	3.16	3.09

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

Noncore credit related expenses, losses on other real estate owned (“OREO”) and asset disposition expense, have declined as nonperforming assets decreased and the economy improved. We expect these costs, as well as the provision for loan losses, have normalized and are likely to continue at levels near those recognized during the first half of 2015, with loan growth the primary driver. During the first half of 2015, net loan loss recoveries of $432,000 were achieved and provisioning for loan losses of $1.3 million was recorded, reflective of the $115.5 million increase in loans outstanding since December 31, 2014 (see “Loan Porfolio” and “Allowance for Loan Losses”).

For the first and second quarter of 2015 we recorded a provision of the allowance for loan losses of $0.4 million and $0.9 million, respectively, which compared to a recapture of the allowance for loan losses in the first and second quarters of 2014 totaling $0.7 million and $1.4 million, respectively. Net recoveries for the first and second quarters of 2015 were each $0.2 million, compared to net recoveries of $0.1 million in each of the first and second quarters of 2014. Net recoveries represented 0.05% of average total loans for the first six months of 2015, versus net recoveries of 0.04% of average total loans for the first half of 2014. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) provides additional information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income (excluding securities gains or losses) totaled $8.8 million for the second quarter of 2015, $3.0 million 50.0% higher than 2014’s second quarter and $1.5 million or 21.0% above the first quarter 2015. Noninterest income accounted for 25.6% of total revenue (net interest income plus noninterest income, excluding securities gains or losses) during the second quarter of 2015, compared to 26.1% a year ago. Year over year growth in all categories of noninterest income reflects strength in customer acquisition and cross sell, as well as benefits of the successful BANKshares customer integration. Linked quarter noninterest income improvement resulted from continued household growth.

Noninterest income for the second quarter of 2015, compared to first quarter 2015 and the second quarter of 2014, is detailed as follows:

	Second	First	Second
	Quarter	Quarter	Quarter
(Dollars in thousands)	2015	2015	2014
Service charges on deposits	$2,115	$2,002	$1,484
Trust income	759	801	703
Mortgage banking fees	1,032	1,088	855
Brokerage commissions and fees	576	441	410
Marine finance fees	492	197	340
Interchange income	2,033	1,737	1,514
Other deposit-based EFT fees	96	114	83
BOLI Income	334	330	0
Gain on participated loan	725	0	0
Other income	684	598	507
Total	$8,846	$7,308	$5,896

For the second quarter of 2015, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $222,000 or 19.9% year over year versus second quarter 2014, and were higher for the first six months of 2015 compared to 2014 by $414,000 or 19.1%. Included in the $222,000 increase from a year ago, trust revenue was higher by $56,000 or 8.0% and brokerage commissions and fees increased by $166,000 or 40.5%. Higher agency fees were the primary cause for the overall increase in trust revenue versus second quarter 2014, increasing $38,000, and reflect improving financial markets and new pricing effective in the third quarter of 2014. The $166,000 overall growth in brokerage commissions and fees included an increase in income from the sale of annuities of $129,000.

Service charges on deposits for the second quarter of 2015 were $631,000 or 42.5% higher year over year versus second quarter 2014’s result, and were $1,126,000 or 37.6% higher for the first six months of 2015 when compared to the same period in 2014. Service charges have improved due to core customer acquisition. The regulators continue to review the banking industry’s practices around overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services. Service charge increases in 2015 reflect our growing base of core deposit relationships over the past twelve months, including the addition of BANKshares customers in the fourth quarter 2014, and our emphasis to provide products meeting the needs of each customer that generate appropriate fees for the services offered.

Greater usage of check or debit cards over the past several years by core deposit customers and an increased cardholder base has increased our interchange income. For the second quarter of 2015, interchange income increased $519,000 or 34.3% compared to second quarter 2014, and was $853,000 or 29.2% higher during the first half of 2015 versus 2014’s income. Other deposit-based electronic funds transfer (“EFT”) income was higher as well compared to a year ago for the second quarter and year-to-date through June 30, increasing by $13,000 and $29,000, respectively. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®. The Dodd-Frank Act regulation has not impacted this source of fee revenue for Seacoast National materially, but did reduce fees collected by larger financial institutions.

The Company originates residential mortgage loans in its markets, with loans processed by commissioned employees of Seacoast National. Many of these mortgage loans are referred by the Company’s branch personnel. Mortgage banking fees in the second quarter of 2015 increased $177,000 or 20.7% from 2014’s second quarter result, and were $604,000 or 39.8% greater for the six months ended June 30, 2015, compared to last year for the same period. Mortgage banking revenue as a component of overall noninterest income was 13.1% year-to-date for 2015, compared to 12.4% for all of 2014. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2014 and the first five months of 2015, based on the data available to date.

Marine financing had particularly good results during the second quarter of 2015, with fees from the non-recourse sale of marine loans increasing $152,000 or 44.7% from second quarter in 2014, thereby lifting income by $95,000 or 16.0% higher for the six months ended June 30, 2015, compared to 2014 for the same period. The Seacoast Marine Division originated $59 million in loans during the first six months of 2015, of which 65% were sold, with the remaining $21 million placed in the loan portfolio. In comparison, originations totaled $52 million during the first six months of 2014, of which 73% were sold. The Seacoast Marine Division is headquartered in Ft. Lauderdale, Florida with lending professionals in Florida, California, Washington and Oregon.

Bank owned life insurance (“BOLI”) investments were transferred to the Company from BANKshares, and were added to by policies directly acquired by us during the fourth quarter of 2014. BOLI income of $334,000, $330,000 and $252,000 was recognized during the second and first quarters of 2015 and fourth quarter of 2014, respectively. The addition of these investments is expected to provide approximately $1.3 million in tax exempt revenues in 2015. No BOLI investments existed for the Company previously.

A gain on a participated loan of $725,000 was realized during the second quarter of 2015, with no amounts to compare to for 2014. Accounting treatment for this gain, related to a discount accreted on a BANKshares loan that was participated during the second quarter of 2015, required this income to be included in other operating income rather than recognition through the margin.

NONINTEREST EXPENSES

For the second quarter of 2015, the overhead ratio was 68.6% and noninterest expenses totaled $24.3 million versus $20.7million a year ago and $23.2 million in the first quarter of 2015. Noninterest expenses for second quarter 2015 included the addition of personnel and premises from the receivables funding team at FGC that contributed approximately $351,000 in expense, production driven commission expense that added $375,000, and marketing expense focused on customer acquisition and corporate branding in BANKshare’s Orlando footprint that contributed $250,000 to the increase. Additionally, merger related expenses increased $60,000 from the first quarter 2015.

Salaries and wages totaling $9.3 million were $1.5 million or 19.7% higher for the second quarter of 2015 than the second quarter of 2014. Base salaries were $1.6 million or 23.6% higher, reflecting additional personnel retained as part of the fourth quarter acquisition of BANKshares. The addition of FGC personnel in receivable funding were incremental as well, comprising $232,000 of the increase during the second quarter of 2015. Improved revenue generation and lending production resulted in commissions, cash and stock incentives that (aggregated) were $986,000 higher compared to second quarter a year ago, but that were partially offset by deferred loan origination costs (a contra expense), higher by $1.3 million . For the six months ended June 30, 2015, salaries and wages were $2.7 million or 17.5% higher than the comparable period in 2014.

In the second quarter of 2015, employee benefits costs increased by $460,000 or 22.1% to $2.5 million from a year ago. These costs reflect the increased staffing and salary costs, discussed above.

Seacoast National utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $2.2 million for the second quarter of 2015, an increase of $423,000 or 23.4% from a year ago, and were $912,000 or 26.0% higher for first six months of 2015, when compared to the same period in 2014. Increased data processing costs are primarily due to rising transaction volumes and the addition of BANKshares volumes in the fourth quarter of 2014. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow. We continue to improve and enhance our mobile and other digital products and services through our core data processor, which will likely increase our outsourced data processing costs as customers adopt improvements and products.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $137,000 or 44.8% to $443,000 for 2015 when compared to second quarter 2014, and were $340,000 or 56.8% higher for the first half of 2015 versus 2014’s first six months. The addition of BANKshares locations and customers were the primary contributor to the increase.

Total occupancy, furniture and equipment expenses for the second quarter of 2015 increased $338,000 or 13.6% (on an aggregate basis) to $2.8 million year over year versus 2014’s second quarter expense. Year-to-date through June 30, 2015, these expenses were $684,000 or 14.0% greater than for 2014. This increase was primarily driven by the twelve branches acquired in the BANKshares acquisition. Branch consolidations during the fourth quarter of 2014 lessened the impact of the acquired locations. Branch consolidations are likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products thereby lessening the necessity to visit offices.

For the second quarter of 2015, marketing expenses, including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs associated with the new markets acquired and increased by $551,000 or 81.6% to $1.2 million when compared to the second quarter of 2014, and were $251,000 higher than the first quarter of 2015. Year-to-date these costs were $713,000 or 47.9% higher, versus 2014. Primary to the increase from the first quarter of 2015 were efforts to solidify customer acquisition and corporate branding in BANKshare’s Orlando footprint that contributed $250,000. Customer acquisition costs drove additional expense compared to the prior year. Our marketing expenditures reflect a tailored, focused campaign in our markets targeting the customers of competing financial institutions and promoting our brand.

Legal and professional fees were lower by $682,000 or 30.0% from the second quarter a year ago, and were nominally higher for the first six months of 2015, versus 2014. Second quarter 2014 included $1,205,000 related to the acquisition of BANKshares. Included in second quarter 2015 were $530,000 in acquisition related fees for Grand.

FDIC assessments were higher, totaling $520,000 for the second quarter of 2015, compared to $411,000 for the second quarter of 2014. Fees for the first half of 2015 compared to 2014 for the same period were $312,000 or 39.1% greater. The increase reflects the increase in premiums paid as a result of the merger with BANKshares.

Amortization of core deposit intangibles totaled $315,000 for the first and second quarters of 2015 (a total of $630,000 for 2015), compared to $196,000 for the same quarters in 2014 (a total of $392,000). The increase is attributable to the amortization of core deposit intangible from the BANKshares merger. All other core deposit intangibles from prior acquisitions were fully amortized at year-end 2014.

Net losses on other real estate owned (“OREO”) and repossessed assets, and asset disposition expenses associated with the management of OREO and repossessed assets (aggregated) totaled $224,000 and $226,000 for the first and second quarters of 2015. In comparison, these costs totaled $181,000, $210,000, $295,000 and $112,000 for the first, second, third and fourth quarters of 2014, respectively. These costs have moderated, with OREO balances for non-acquired properties declining by $1.3 million since June 30, 2015, to total $4.9 million at June 30, 2015. The Company expects these costs to continue to remain lower prospectively, as property values are improving.

Remaining expenses were higher by $601,000 or 24.4% for the second quarter 2015 compared to a year ago, totaling $3.1 million. Year-to-date for 2015, remaining expenses were $1.3 million or 29.2% higher, compared to 2014. Larger increases during the second quarter of 2015 were driven by the BANKshares acquisition, and variable costs related to the successful lending activity.

CAPITAL RESOURCES

The Company’s equity capital at June 30, 2015 has increased $92.4 million to $326.9 million since June 30, 2014, and the ratio of shareholders’ equity to period end total assets was 10.11% at June 30, 2015, the same as at December 31, 2014. During the fourth quarter of 2014, the BANKshares transaction increased shareholders’ equity $76.8 million as we issued shares of common stock as consideration for the merger.

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

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast National can pay over $71 million of dividends to the Company.

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

At June 30, 2015, the Company’s deposit-taking bank subsidiary met the capital and leverage ratio requirements for well capitalized banks.

FINANCIAL CONDITION

Total assets increased $939.4 million or 40.9% from June 30, 2014 to $3.2 billion at June 30, 2015. The acquisition of BANKshares added to our success in driving organic loan growth to achieve this balance sheet success.

LOAN PORTFOLIO

Total loans (net of unearned income) were $1.9 billion at June 30, 2015, $602.2 million or 45.1% more than at June 30, 2014, and $115.5 million or 6.3% more than at December 31, 2014. The BANKshares acquisition on October 1, 2014 contributed $365 million in loans. The Company continues to look for opportunities to invest excess liquidity, and believes the best current use is to fund loan growth. Additional new commercial relationship managers hired over the past three years have increased loan growth, and are expected to continue to do so prospectively. The following tables detail loan portfolio composition at June 30, 2015, December 31, 2014 and June 30, 2014:

June 30, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$79,645	$1,489	$14,044	$95,178
Commercial real estate	693,210	3,350	195,768	892,328
Residential real estate	657,247	506	38,024	695,777
Commercial and financial	153,456	1,217	35,652	190,325
Consumer	61,423	0	1,490	62,913
Other loans	878	0	0	878
NET LOAN BALANCES	$1,645,859	$6,562	$284,978	$1,937,399

December 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commercial and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other loans	512	0	0	512
NET LOAN BALANCES	$1,488,005	$7,814	$326,066	$1,821,885

June 30, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$57,393	$0	$0	$57,393
Commercial real estate	538,217	0	0	538,217
Residential real estate	606,796	0	0	606,796
Commercial and financial	87,285	0	0	87,285
Consumer	45,241	0	0	45,241
Other loans	260	0	0	260
NET LOAN BALANCES	$1,335,192	$0	$0	$1,335,192

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

Commercial real estate mortgages were higher by $354.1 million or 60.7% to $892.3 million at June 30, 2015, compared to June 30, 2014, a result of improving loan production and loans acquired in the merger.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2015 aggregated to $114.1 million (versus $106.4 million a year ago) and for the 40 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $319.9 million, of which $272.7 million was funded (compared to 29 relationships of $221.8 million a year ago, of which $194.4 million was funded).

Commercial real estate mortgage loans, excluding construction and development loans, were comprised of the following loan types at June 30, 2015 and 2014:

	June 30,
	2015			2014
(In millions)	Funded	Unfunded	Total	Funded	Unfunded	Total
Office buildings	$236.1	$7.2	$243.3	$122.8	$2.5	$125.3
Retail trade	199.8	0.5	200.3	142.8	1.3	144.1
Industrial	176.7	5.7	182.4	82.2	0.6	82.8
Healthcare	55.2	0.5	55.7	41.6	1.0	42.6
Churches and educational facilities	29.2	0.3	29.5	26.7	0.0	26.7
Recreation	3.1	0.0	3.1	3.3	0.1	3.4
Multifamily	25.4	1.8	27.2	18.7	0.0	18.7
Mobile home parks	1.5	0.0	1.5	1.7	0.0	1.7
Lodging	28.4	0.0	28.4	17.0	0.0	17.0
Restaurant	4.9	0.0	4.9	3.9	0.0	3.9
Agriculture	2.5	0.8	3.3	4.6	1.2	5.8
Convenience stores	22.8	0.0	22.8	20.9	0.8	21.7
Marina	19.5	0.0	19.5	18.5	0.0	18.5
Other	87.2	2.3	89.5	33.5	0.7	34.2
Total	$892.3	$19.1	$911.4	$538.2	$8.2	$546.4

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $654 million and $239 million, respectively, at June 30, 2015, compared to $354 million and $184 million, respectively, a year ago.

Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed by attempting to match maturities and re-pricing opportunities and through loan sales of most fixed rate product. For the first and second quarters of 2015, closed residential mortgage loan production totaled $56 million and $82 million, respectively, of which $32 million and $37 million, respectively, of fixed rate loans were sold servicing-released while adjustable products were added to the portfolio. In comparison, closed residential mortgage loan production for the first and second quarters of 2014 totaled $40 million and $61 million, respectively, of which $19 million and $28 million was sold servicing-released.

Adjustable and fixed rate residential real estate mortgages were higher at June 30, 2015, by $25.3 million or 6.2% and $10.6 million or 11.6%, respectively, compared to a year ago. At June 30, 2015, approximately $433 million or 62% of the Company’s residential mortgage balances were adjustable, compared to $408 million or 67% at June 30, 2014. Loans secured by residential properties having fixed rates totaled approximately $102 million at June 30, 2015, of which 15- and 30-year mortgages totaled approximately $23 million and $79 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $13.0 million or 23.7% since June 30, 2014. In comparison, loans secured by residential properties having fixed rates totaled approximately $91 million at June 30, 2014, with 15- and 30-year fixed rate residential mortgages totaling approximately $21 million and $70 million, respectively. The Company also has a growing home equity line portfolio, primarily floating rates, totaling approximately $93 million at June 30, 2015, higher than the $53 million that was outstanding at June 30, 2014, and validating improving property values.

Reflecting the impact of improved economic conditions and the BankFIRST acquisition, commercial loans outstanding at second quarter end 2015 increased to $190.3 million, more than doubling from $87.3 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

At June 30, 2015, the Company had commitments to make loans of $320 million, compared to $159 million at June 30, 2014.

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. Commercial loan relationships greater than $10 million were reduced by $76.5 million to $85.1 million at June 30, 2015 compared with year-end 2010.

Commercial Loans Greater than $10 Million

	June 30,	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011	2010
Performing	$85,138	$95,893	$64,224	$77,321	$84,610	$112,469
Performing TDR*	0	0	0	10,431	25,494	28,286
Nonaccrual	0	0	0	0	0	20,913
Total	$85,138	$95,893	$64,224	$87,752	$110,104	$161,668

Top 10 Customer Loan
Relationships	$114,077	$114,632	$104,145	$115,506	$128,739	$151,503

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

	June 30,	December 31,
	2015	2014	2013	2012	2011	2010
Construction and land development loans to total risk based capital	29%	31%	30%	28%	22%	39%
CRE loans to total risk based capital	184%	197%	172%	164%	174%	218%

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $18.8 million at June 30, 2015, compared to $18.1 million at June 30, 2014. This amount was $1.7 million more than at December 31, 2014, reflecting the growth in the portfolio. The allowance for loan losses (“ALLL”) framework has four basic elements. Specific allowances for loans individually evaluated for impairment. General allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated. Specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows. General allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of June 30, 2015, the specific allowance related to impaired loans individually evaluated totaled $3.1 million, compared to $4.7 million as of June 30, 2014.

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

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at June 30, 2015 include loans acquired from BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. This amount will accrete into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at June 30, 2015.

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

Residential and consumer loans (installment, secured lines, and unsecured lines) are analyzed differently as risk ratings, or grades, are not assigned to individual loans. Residential and consumer loan losses are tracked by pool. Management examines the historical losses over one to five years in its determination of the appropriate loss factor for vintages of loans currently in the portfolio rather than the vintages that produced the significant losses in prior years. These loss factors are then adjusted by qualitative factors determined by management to reflect potential probable losses inherent in each loan pool. Qualitative factors may include various loan or property types, loan to value, concentrations and economic and environmental factors.

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

Net recoveries for the first and second quarters of 2015 totaled $217,000 and $217,000, respectively, compared to net recoveries of $139,000 and $112,000 for the same periods in 2014. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential real estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2015 and December 31, 2014. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of portfolio loans outstanding was 0.97% at June 30, 2015, compared to 1.36% at June 30, 2014. Excluding acquired loans, the allowance as a percentage of portfolio loans outstanding was 1.10% at June 30, 2015, compared to 1.36% at June 30, 2014. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of June 30, 2015, compared to June 30, 2014. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions and the acquired loans, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance will likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy continues to improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2015, the Company had $1.683 billion in loans secured by real estate, representing 86.9% of total loans, up from $1.202 billion but slightly lower as a percent of total loans (versus 90.1%) at June 30, 2014. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at June 30, 2015 totaled $25.5 million and were comprised of $15.1 million of nonaccrual portfolio loans, $4.5 million of nonaccrual purchased loans, $4.8 million of non-acquired other real estate owned (“OREO”) and $1.1 million of acquired OREO. In comparison, NPAs, at June 30, 2014 totaled $27.9 million (comprised of $21.7 million in nonaccrual loans and $6.2 million of OREO). At June 30, 2015, approximately 98.8% of nonaccrual loans were secured with real estate, the remainder principally by marine vessels, automobiles and trucks. At June 30, 2015, nonaccrual loans have been written down by approximately $4.7 million or 20.9% of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during the last twelve months that reduced non-acquired OREO outstanding. Since June 30, 2014, non-acquired OREO has declined $1.3 million or 21.7%. This is reflective of our improving credit quality.

The table below shows the nonperforming loan inflows by quarter for 2015, 2014 and 2013:

New Nonperforming Loans
(Dollars in thousands)	2015	2014	2013
First quarter	$2,576	$1,651	$2,868
Second quarter	2,349	810	2,949
Third quarter		523	2,019
Fourth quarter		5,525	2,167

During the six months ended June 30, 2015, $4.9 million in loans were moved to nonperforming, compared to $8.5 million for all of 2014. Of the $5.5 million total for the fourth quarter 2014, $4.0 million was related to purchased loans in the fourth quarter. Most of these loans are collateralized by real estate. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of June 30, 2015, management believes that prospective inflows to nonaccrual loans will continue to be reduced.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $23.4 million at June 30, 2015 compared to $28.2 million at June 30, 2014, with $4.2 million of the decline in accruing TDR commercial real estate mortgages. The tables below set forth details related to nonaccrual and restructured loans.

				Accruing
June 30, 2015	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$9	$0	$9	$1,886
Commercial	1,367	44	1,411	64
Individuals	0	293	293	374
	1,376	337	1,713	2,324
Residential real estate mortgages	1,594	10,635	12,229	13,308
Commercial real estate mortgages	2,720	2,702	5,422	7,291
Real estate loans	5,690	13,674	19,364	22,923
Commercial and financial	0	0	0	115
Consumer	17	216	233	403
	$5,707	$13,890	$19,597	$23,441

At June 30, 2015 and 2014, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

55

	2015		2014
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	98	$17,379	111	$21,782
Maturity extended with change in terms	66	7,914	75	9,887
Forgiveness of principal	1	1,588	1	1,688
Chapter 7 bankruptcies	50	2,922	57	3,505
Not elsewhere classified	15	1,951	10	3,371
	230	$31,754	254	$40,233

During the first and second quarter of 2015, newly identified TDRs totaled $0.9 million, compared to $5.5 million for all of 2014. During 2014, newly identified TDRs trended lower, with $0.4 million, $4.9 million, $0.1 million and $0.1 million recorded in the first, second, third and fourth quarters of 2014, respectively. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding June 30, 2015 defaulted during the six months ended June 30, 2015, or for the first six months of 2014. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At June 30, 2015, portfolio loans totaling $38.5 million were considered impaired (comprised of nonaccrual, loans 90 days or more past due, and TDRs) and $3.1 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $49.9 million and $4.7 million, respectively, at June 30, 2014.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased slightly, by $5.8 million or 5.7%, during the first six months of 2015, compared to December 31, 2014.

SECURITIES

At June 30, 2015, the Company had no trading securities, $762.1 million in securities available for sale (representing 78.0% of the total portfolio), with the remainder of $214.8 million in securities held for investment (representing 22.0% of the total portfolio). The Company's total securities portfolio increased $302.0 million or 44.8% from June 30, 2014, primarily as a result of efforts to invest excess liquidity and short-term borrowings, and the addition of securities from the merger with BANKshares. Since year-end, the total securities portfolio increased more modestly, by $27.6 million or 2.9%.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested.

The effective duration of the investment portfolio at June 30, 2015 was 3.3 years, compared to a year ago when the duration was 3.8 years. Management believes the effective average duration of the portfolio will remain in the 3.0 to 3.5 range over the remainder of 2015, if the yield curve remains unchanged.

At June 30, 2015, available for sale securities had gross unrealized losses of $7.6 million and gross unrealized gains of $4.3 million compared to gross unrealized losses of $9.4 million and gross unrealized gains of $4.4 million at December 31, 2014. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first and second quarters of 2015 and all four quarters of 2014, it was determined that unrealized losses were not other-than-temporarily impaired, and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates–Fair Value Measurements”).

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

Total deposits increased $799.6 million or 44.3% to $2.61 billion at June 30, 2015, compared to one year earlier. The acquisition of BANKshares in the fourth quarter 2014 contributed approximately $516.3 million in total deposits. Since June 30, 2014, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $466.3 million or 41.1% to $1.50 billion, noninterest bearing demand deposits increased $298.6 million or 58.6% to $808.4 million, and CDs increased $34.7 million or 13.4% to $292.9 million.

Total deposits increased $188.6 million since December 31, 2014, in part due to the Company growing relationships with governmental entities, resulting in an increase of $41.9 million in new public fund relationships. Also contributing was an increased focus on small business relationships in the more populated metropolitan areas of Palm Beach County and Central Florida.

Customer repurchase agreements totaled $157.7 million at June 30, 2015, increasing $16.0 million or 11.3% from June 30, 2014. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers.

At June 30, 2015, other borrowings were comprised of subordinated debt of $64.6 million related to trust preferred securities issued by trusts organized or acquired by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2015 and 2014, the weighted average cost of our FHLB advances was 3.22%.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the October 1, 2014 BANKshares acquisition the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively, at June 30, 2015. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $3.4 million lower than face value and amortizing into interest expense over their remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.31% for the six month period ended June 30, 2015, compared to 1.87% for all of 2014.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $320 million at June 30, 2015 and $159 million at June 30, 2014.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 9.8% if interest rates are shocked 200 basis points up over the next 12 months and 5.1% if interest rates are shocked up 100 basis points. This compares with the Company’s second quarter 2014 model simulation, which indicated net interest income would increase 7.5% if interest rates are shocked 200 basis points up over the next 12 months and 4.1% if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 17.4% at June 30, 2015. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2015, Seacoast National had available unsecured lines of $40 million and lines of credit under current lendable collateral value, which are subject to change, of $814 million. Seacoast National had $614 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $248 million in residential and commercial real estate loans available as collateral. In comparison, at June 30, 2014, the Company had available unsecured lines of $45 million and lines of credit of $623 million, and had $390 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $163 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $94.7 million on a consolidated basis at June 30, 2015 as compared to $154.0 million at June 30, 2014. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $46.7 million to $86.9 million and interest bearing deposits decreased to $7.8 million from $113.9 million. The interest bearing deposits are maintained in Seacoast’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. During 2014, our intent was to reinvest excess liquidity into the loan and securities portfolios.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. At June 30, 2015, the Company had cash and cash equivalents at the parent of approximately $37.5 million, compared to $38.3 million at December 31, 2014.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted model estimates of EVE for higher rates. Based on our second quarter 2015 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 15.3% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 28.1%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2015 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first six months of 2015, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/15 to 1/31/15	0	$0.00	179,828	235,172
2/1/15 to 2/28/15	2,880	12.66	182,708	232,292
3/1/15 to 3/31/15	0	0.00	182,708	232,292
Total - 1st Quarter	2,880	12.66	182,708	232,292

4/1/15 to 4/30/15	740	14.13	183,448	231,552
5/1/15 to 5/31/15	0	0.00	183,448	231,552
6/1/15 to 6/30/15	0	0.00	183,448	231,552
Total - 2nd Quarter	740	14.13	183,448	231,552

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

Item 6. Exhibits

Exhibit 3.1.1	Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed May 10, 2006).
Exhibit 3.1.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed December 23, 2008).
Exhibit 3.1.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.4 to the Company's Form S-1, filed June 22, 2009).
Exhibit 3.1.4	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed July 20, 2009).
Exhibit 3.1.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed December 3, 2009).
Exhibit 3.1.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K/A, filed July 14, 2010).
Exhibit 3.1.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed June 25, 2010).
Exhibit 3.1.8	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed June 1, 2011).
Exhibit 3.1.9	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K, filed December 13, 2013).
Exhibit 3.2	Amended and Restated By-laws of the Company (incorporated herein by reference from Exhibit 3.2 to the Company's Form 8-K, filed December 21, 2007).
Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 10, 2015	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 10, 2015	/s/ Stephen A. Fowle
STEPHEN A. FOWLE
Executive Vice President & Chief Financial Officer

