Form 10-Q
period 2015-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2015-11-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐    No ☒

Common Stock, $0.10 Par Value – 34,346,456 shares as of September 30, 2015

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2015	2014
ASSETS
Cash and due from banks	$69,650	$64,411
Interest bearing deposits with other banks	30,991	36,128
Total cash and cash equivalents	100,641	100,539

Securities:
Available for sale (at fair value)	728,161	741,375
Held for investment (fair value: $212,362 at September 30, 2015, and $208,788 at December 31, 2014)	209,047	207,904
Total Securities	937,208	949,279

Loans held for sale (at fair value)	16,738	12,078

Loans	2,099,447	1,821,885
Less: Allowance for loan losses	(19,328)	(17,071)
NET LOANS	2,080,119	1,804,814

Bank premises and equipment, net	54,900	45,086
Other real estate owned	7,433	7,462
Goodwill	25,864	25,309
Other intangible assets, net	8,991	7,454
Bank owned life insurance	43,251	35,679
Other assets	102,963	105,635
	$3,378,108	$3,093,335

LIABILITIES
Deposits	$2,742,296	$2,416,534
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	148,607	233,640
Borrowed funds	50,000	50,000
Subordinated debt	69,891	64,583
Other liabilities	17,034	15,927
	3,027,828	2,780,684

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 34,349,824 and outstanding 34,346,456 shares at September 30, 2015 and issued 33,143,202 and outstanding 33,136,592 shares at December 31, 2014	3,435	3,300
Other shareholders' equity	346,845	309,351
TOTAL SHAREHOLDERS' EQUITY	350,280	312,651
	$3,378,108	$3,093,335

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Interest and fees on loans	$25,276	$14,615	$69,285	$42,516
Interest and dividends on securities	5,298	3,665	15,470	10,749
Interest on interest bearing deposits and other investments	249	211	747	725
TOTAL INTEREST INCOME	30,823	18,491	85,502	53,990
Interest on deposits	857	559	2,450	1,730
Interest on borrowed money	955	704	2,665	2,086
TOTAL INTEREST EXPENSE	1,812	1,263	5,115	3,816
NET INTEREST INCOME	29,011	17,228	80,387	50,174
Provision (recapture) for loan losses	987	(1,425)	2,275	(3,604)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,024	18,653	78,112	53,778
Noninterest income
Other income	8,082	6,149	24,236	17,603
Securities gains, net (includes net losses of $494 and $325 in other comprehensive income reclassifications for the three months and nine months ended September 30, 2015, respectively, and net gains $368 and $1 for 2014, respectively)	160	344	160	361
TOTAL NONINTEREST INCOME	8,242	6,493	24,396	17,964

TOTAL NONINTEREST EXPENSES	29,127	19,889	76,601	59,355
INCOME BEFORE INCOME TAXES	7,139	5,257	25,907	12,387
Provision for income taxes (includes $191 and $125 in income tax expense from reclassification items for the three months and nine months ended September 30, 2015, respectively, and $142 and $0 in tax expense for 2014, respectively)	2,698	2,261	9,802	5,174
NET INCOME	$4,441	$2,996	$16,105	$7,213

PER SHARE COMMON STOCK:
Net income diluted	$0.13	$0.12	$0.48	$0.28
Net income basic	0.13	0.12	0.48	0.28
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	34,193,540	26,025,693	33,524,718	25,894,881
Average shares outstanding - basic	33,907,178	25,887,591	33,286,933	25,736,140

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
NET INCOME	$4,441	$2,996	$16,105	$7,213
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	1,757	(2,078)	4,223	11,529
Unrealized (losses) on securities that were transferred to securities held for investment, net	0	0	0	(3,137)
Amortization of unrealized losses on securities transferred to held for investment, net	(123)	(123)	(416)	(164)
Reclassification adjustment for losses (gains) included in net income	494	(368)	325	(1)
Benefit (provision) for income taxes	(822)	992	(1,595)	(3,176)
COMPREHENSIVE INCOME	$5,747	$1,419	$18,642	$12,264

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Interest received	$85,115	$54,993
Fees and commissions received	23,833	17,237
Interest paid	(5,091)	(3,828)
Cash paid to suppliers and employees	(71,573)	(56,851)
Origination of loans held for sale	(159,662)	(135,511)
Proceeds from loans held for sale	155,002	130,859
Net change in other assets	(578)	(231)
Net cash provided by operating activities	27,046	6,668
Cash flows from investing activities
Maturity of securities available for sale	93,830	66,683
Maturity of securities held for investment	23,115	9,339
Proceeds from sale of securities available for sale	60,314	16,444
Purchase of securities available for sale	(87,468)	(194,951)
Purchase of securities held for investment	(24,366)	(27,332)
Net new loans and principal repayments	(172,858)	(87,534)
Proceeds from the sale of other real estate owned	4,688	3,276
Proceeds from sale of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	7,427	600
Purchase of FHLB and Federal Reserve Stock	(6,798)	(3,600)
Net cash from bank acquisition (net of $1,481 paid for preferred stock)	32,927	0
Additions to bank premises and equipment	(8,466)	(2,701)
Net cash (used in) provided by investing activities	(77,655)	(219,776)
Cash flows from financing activities
Net increase in deposits	137,307	2,505
Net increase (decrease) in federal funds purchased and repurchase agreements	(86,690)	53,126
Issuance of common stock, net of related expense	0	24,637
Stock based employee benefit plans	94	112
Net cash provided by financing activities	50,711	80,380
Net decrease in cash and cash equivalents	102	(132,728)
Cash and cash equivalents at beginning of period	100,539	191,624
Cash and cash equivalents at end of period	$100,641	$58,896

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Reconciliation of net income to cash provided by operating activities
Net income	$16,105	$7,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,722	2,396
Amortization of premiums and discounts on securities, net	3,061	1,494
Other amortization and accretion, net	(1,895)	804
Change in loans held for sale, net	(4,660)	(4,652)
Provision (recapture) for loan losses	2,275	(3,604)
Gain on sale of securities	(160)	(361)
Gain on sale of loans	(658)	(624)
Losses on sale and write-downs of other real estate owned	397	301
Losses (gains) on disposition of fixed assets	120	1
Change in interest receivable	(527)	(707)
Change in interest payable	24	(13)
Change in prepaid expenses	(1,097)	(551)
Change in accrued taxes	10,326	5,534
Change in other assets	(578)	(231)
Change in other liabilities	1,591	(332)
Net cash provided by operating activities	$27,046	$6,668

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$3,711	$11,198
Transfer from loans to other real estate owned	4,937	1,672
Matured securities recorded as a receivable	96	416
Transfer from securities available for sale to securities held for investment	0	158,781

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of September 30, 2015

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

In September 2015, the FASB issued new guidance related to Business Combinations under ASC 805. The ASU requires acquirers to recognize adjustments to provisional amounts (identified during the measurement period) in the reporting period in which the adjustment amounts are determined. The ASU requires such amounts to be disclosed in the consolidated financial statements. The guidance is effective for years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance is not expected to have a material impact to our consolidated financial condition or results of operation.

NOTE C — BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

For each three month period ended September 30, 2015 and 2014, options to purchase 282,000 shares and 496,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$4,441	$2,996	$16,105	$7,213
Average basic shares outstanding	33,907,178	25,887,591	33,286,933	25,736,140
Basic earnings per share	$0.13	$0.12	$0.48	$0.28

Diluted:
Net income available to common shareholders	$4,441	$2,996	$16,105	$7,213
Average basic shares outstanding	33,907,178	25,887,591	33,286,933	25,736,140
Restricted stock awards	286,362	138,102	237,785	158,741
Average diluted shares outstanding	34,193,540	26,025,693	33,524,718	25,894,881
Diluted earnings per share	$0.13	$0.12	$0.48	$0.28

Restricted stock awards include diluted impact of options calculated under the treasury method.

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,832	$97	$0	$3,929
Mortgage-backed securities of U.S. Government Sponsored Entities	117,458	1,281	(247)	118,492
Collateralized mortgage obligations of U.S. Government Sponsored Entities	257,486	1,158	(2,737)	255,907
Private mortgage backed securities	32,494	17	(295)	32,216
Private collateralized mortgage obligations	82,183	782	(777)	82,188
Collateralized loan obligations	124,464	37	(1,054)	123,447
Obligations of state and political subdivisions	32,277	818	(58)	33,037
Corporate and other debt securities	40,015	94	(191)	39,918
Private commercial mortgage backed securities	39,256	54	(283)	39,027
	$729,465	$4,338	$(5,642)	$728,161
SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$65,787	$2,126	$0	$67,913
Collateralized mortgage obligations of U.S. Government Sponsored Entities	93,646	1,652	(27)	95,271
Collateralized loan obligations	41,300	111	(465)	40,946
Private collateralized mortgage obligations	8,314	0	(82)	8,232
	$209,047	$3,889	$(574)	$212,362

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,876	$23	$0	$3,899
Mortgage-backed securities of U.S. Government Sponsored Entities	123,981	1,501	(423)	125,059
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,483	1,075	(6,077)	347,481
Private mortgage backed securities	29,967	291	0	30,258
Private collateralized mortgage obligations	85,175	688	(728)	85,135
Collateralized loan obligations	127,397	0	(2,172)	125,225
Obligations of state and political subdivisions	23,511	810	(3)	24,318
	$746,390	$4,388	$(9,403)	$741,375

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$67,535	$812	$0	$68,347
Collateralized mortgage obligations of U.S. Government Sponsored Entities	114,541	695	(280)	114,956
Collateralized loan obligations	25,828	0	(343)	25,485
	$207,904	$1,507	$(623)	$208,788

Proceeds from sales of securities during the nine month period ended September 30, 2015 were $60.3 million, with gross gains of $632,000 and gross losses of $472,000. Proceeds from sales of securities during the nine month period ended September 30, 2014 were $16.4 million with gross gains of $361,000 and no gross losses.

On May 31, 2014 management identified $158.8 million of investment securities available for sale and transferred them into held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For those securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. As of September 30, 2015, the remaining unrealized holding losses totaled $2.4 million.

Securities at September 30, 2015 with a carrying and fair value of $125.0 million and $124.3 million, respectively, were pledged as collateral for other public and trust deposits. Securities with a carrying value and fair value of $148.6 were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$225	$225
Due after one year through five years	0	0	42,560	42,307
Due after five years through ten years	41,300	40,946	106,746	106,247
Due after ten years	0	0	11,042	11,634
	41,300	40,946	160,573	160,413
Mortgage-backed securities of U.S. Government Sponsored Entities	65,787	67,913	117,458	118,492
Collateralized mortgage obligations of U.S. Government Sponsored Entities	93,646	95,271	257,486	255,907
Private mortgage backed securities	0	0	32,494	32,216
Private collateralized mortgage obligations	8,314	8,232	82,183	82,188
Corporate and other debt securities	0	0	40,015	39,918
Private commercial mortgage backed securities	0	0	39,256	39,027
	$209,047	$212,362	$729,465	$728,161

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of
U.S. Government Sponsored Entities	$26,443	$(127)	$12,366	$(120)	$38,809	$(247)
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	43,963	(136)	146,322	(2,628)	190,285	(2,764)
Private mortage backed securities	16,724	(295)	3,287	0	20,011	(295)
Private collateralized mortgage obligations	20,939	(323)	33,203	(536)	54,142	(859)
Collateralized loan obligations	87,328	(828)	47,245	(691)	134,573	(1,519)
Obligations of state and political subdivisions	10,716	(58)	0	0	10,716	(58)
Corporate and other debt securities	22,455	(191)	0	0	22,455	(191)
Private commercial mortgage backed
securities	31,578	(283)	0	0	31,578	(283)
Total temporarily impaired securities	$260,146	$(2,241)	$242,423	$(3,975)	$502,569	$(6,216)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$0	$100	$0
Mortgage-backed securties of U.S. Government Sponsored Entities	36,890	(153)	21,640	(271)	58,530	(424)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	100,148	(833)	170,400	(5,523)	270,548	(6,356)
Private collaterlized mortgage obligations	61,554	(914)	10,091	(157)	71,645	(1,071)
Collateralized loan obligations	100,714	(1,769)	24,511	(403)	125,225	(2,172)
Obligations of state and political subdivisions	1,734	(3)	0	0	1,734	(3)
Total temporarily impaired securities	$301,040	$(3,672)	$226,642	$(6,354)	$527,682	$(10,026)

The two tables above include securities held to maturity that were transferred from available for sale to held to maturity on May 31, 2014. Those securities had unrealized losses of $3.1 million at the date of transfer. The fair value of those securities in an unrealized loss position for less than 12 months at September 30, 2015 and December 31, 2014 is $10.3 million and $11.6 million, respectively. The unrealized losses on those securities in an unrealized loss position for less than 12 months at September 30, 2015 and December 31, 2014 is $27,000 and $159,000, respectively. None of these securities were in an unrealized loss position for more than twelve months at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, approximately $1.4 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $105.7 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values and subordination. Based on its assessment of these securities, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2015, the Company also had $3.0 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $229.1 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2015, the Company also had $1.5 million of unrealized losses on collateralized loan obligations having a fair value of $134.6 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

Also, as of September 30, 2015, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2015.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (PCI), and purchased unimpaired loans (PUL) is summarized as follows:

September 30, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$80,406	$462	$15,168	$96,036
Commercial real estate	737,506	10,071	243,610	991,187
Residential real estate	671,530	1,008	50,395	722,933
Commercial and financial	166,059	1,132	43,144	210,335
Consumer	75,050	0	3,422	78,472
Other loans	484	0	0	484
NET LOAN BALANCES (1)	$1,731,035	$12,673	$355,739	$2,099,447

December 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commercial and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other loans	512	0	0	512
NET LOAN BALANCES (1)	$1,488,005	$7,814	$326,066	$1,821,885

(1) Net loan balances as of September 30, 2015 and December 31, 2014 are net of deferred costs of $6.6 million and $3.6 million for each period, respectively.

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

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the three and nine month periods ending September 30, 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Three Months Ended September 30, 2015					Reclassifications from
	June 30, 2015	Additions	Deletions	Accretion	nonaccretable difference	September 30, 2015
	(In thousands)
Contractually required principal and interest	$11,564	$12,552	$(609)	$0	$0	$23,507
Nonaccretable difference	(3,901)	(4,249)	(1,656)	0	152	(9,654)
Cash flows expected to be collected	7,663	8,303	(2,265)	0	152	13,853
Accretable yield	(1,101)	(702)	610	165	(152)	(1,180)
Carrying value of acquired loans	6,562	$7,601	$(1,655)	$165	$0	12,673
Allowance for loan losses	(212)					(49)
Carrying value less allowance for loan losses	$6,350					$12,624

Nine Months Ended September 30, 2015					Reclassifications
	December 31, 2014	Additions	Deletions	Accretion	from nonaccretable difference	September 30, 2015
	(In thousands)
Contractually required principal and interest	$14,831	$12,552	$(3,876)	$0	$0	$23,507
Nonaccretable difference	(5,825)	(4,249)	7	0	413	(9,654)
Cash flows expected to be collected	9,006	8,303	(3,869)	0	413	13,853
Accretable yield	(1,192)	(702)	758	369	(413)	(1,180)
Carrying value of acquired loans	7,814	$7,601	$(3,111)	$369	$0	12,673
Allowance for loan losses	(64)					(49)
Carrying value less allowance for loan losses	$7,750					$12,624

The following tables present the contractual delinquency of the recorded investment in past due loans by class of loans as of September 30, 2015 and December 31, 2014:

			Accruing
	Accruing	Accruing	Greater			Total
September 30, 2015	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$16	$0	$0	$809	$79,581	$80,406
Commercial real estate	165	0	0	2,557	734,784	737,506
Residential real estate	466	753	0	10,498	659,813	671,530
Commerical and financial	0	5	0	0	166,054	166,059
Consumer	0	0	0	267	74,783	75,050
Other	0	0	0	0	484	484
Total	647	758	0	14,131	1,715,499	$1,731,035

Purchased Unimpaired Loans
Construction and land development	0	0	0	42	15,126	$15,168
Commercial real estate	522	0	0	1,716	241,372	243,610
Residential real estate	57	0	50	0	50,288	50,395
Commerical and financial	244	133	0	0	42,767	43,144
Consumer	0	0	0	0	3,422	3,422
Other	0	0	0	0	0	0
Total	823	133	50	1,758	352,975	$355,739

Purchased Credit Impaired Loans
Construction and land development	0	0	0	343	119	$462
Commercial real estate	0	0	0	529	9,542	10,071
Residential real estate	0	0	0	349	659	1,008
Commerical and financial	0	0	0	0	1,132	1,132
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	0	0	1,221	11,452	$12,673

Total Loans	$1,470	$891	$50	$17,110	$2,079,926	$2,099,447

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2014	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$0	$0	$534	$65,362	$65,896
Commercial real estate	764	0	0	3,457	606,642	610,863
Residential real estate	259	159	17	14,381	624,612	639,428
Commerical and financial	232	0	0	0	120,531	120,763
Consumer	256	25	0	191	50,071	50,543
Other	0	0	0	0	512	512
Total	$1,511	$184	$17	$18,563	$1,467,730	$1,488,005

Purchased Unimpaired Loans
Construction and land development	$303	$0	$0	$0	$19,280	$19,583
Commercial real estate	2,318	0	41	0	219,833	222,192
Residential real estate	142	0	39	5	46,432	46,618
Commerical and financial	953	0	0	0	34,368	35,321
Consumer	0	0	0	0	2,352	2,352
Other	0	0	0	0	0	0
Total	$3,716	$0	$80	$5	$322,265	$326,066

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$1,428	$129	$1,557
Commercial real estate	7	359	0	733	2,993	4,092
Residential real estate	88	0	116	411	236	851
Commerical and financial	0	0	0	0	1,312	1,312
Consumer	0	0	0	0	2	2
Other	0	0	0	0	0	0
Total	$95	$359	$116	$2,572	$4,672	$7,814

Total Loans	$5,322	$543	$213	$21,140	$1,794,667	$1,821,885

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$88,273	$958,777	$695,872	$209,087	$77,407	$2,029,416
Special mention	3,486	12,377	1,484	498	840	18,685
Substandard	2,368	8,011	2,527	732	55	13,693
Doubtful	0	0	0	0	0	0
Nonaccrual	1,194	4,802	10,847	0	267	17,110
Pass-Troubled debt restructures	347	5,948	24	18	387	6,724
Troubled debt restructures	368	1,272	12,179	0	0	13,819
	$96,036	$991,187	$722,933	$210,335	$78,956	$2,099,447

December 31, 2014
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$79,397	$797,934	$655,518	$155,281	$51,764	$1,739,894
Special mention	1,815	11,709	546	993	590	15,653
Substandard	1,685	15,325	1,733	1,002	456	20,201
Doubtful	0	0	0	0	0	0
Nonaccrual	1,963	4,189	14,797	0	191	21,140
Pass-Troubled debt restructures	1,672	2,332	17	0	0	4,021
Troubled debt restructures	504	5,658	14,286	120	408	20,976
	$87,036	$837,147	$686,897	$157,396	$53,409	$1,821,885

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the nine months ending September 30, 2015 and 2014, newly identified troubled debt restructurings (“TDRs”) totaled $2.2 million and $5.4 million, respectively. Loans that are modified, but where full collection under the modified terms is doubtful are classified as nonaccrual loans from the date of modification.

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

The following table presents loans that were modified within the nine months ending September 30, 2015:

Nine months ended September 30, 2015
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	1	$26	$25	$0	$1
Commercial real estate	3	1,881	1,787	0	94
Consumer	1	48	45	0	3
	5	$1,955	$1,857	$0	$98

The following table presents loans that were modified within the nine months ending September 30, 2014:

Nine months ended September 30, 2014
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	5	$669	$621	$0	$48
Commercial real estate	1	4,300	3,975	0	325
	6	$4,969	$4,596	$0	$373

Only 1 contract with a pre-modification and post-modification outstanding recorded investment of $1.0 million and $0.9 million, respectively, were modified during the three month period ended September 30, 2015, compared to 2 contracts with a pre-modification and post-modification outstanding recorded investment that was nominal for each, respectively, for the three month period ended September 30, 2014.

No accruing loans that were restructured within the twelve months preceding September 30, 2015 and September 30, 2014, defaulted during the nine months ended September 30, 2015 and 2014, respectively. The Company considers a loan to have defaulted when it becomes 60 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of September 30, 2015 and December 31, 2014, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	September 30, 2015
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$123	$375	$0
Commercial real estate	2,545	4,015	0
Residential real estate	8,571	12,846	0
Commercial and financial	18	18	0
Consumer	143	207	0
Impaired Loans with an Allowance Recorded:
Construction and land development	1,401	1,439	235
Commercial real estate	7,232	7,305	432
Residential real estate	14,130	14,568	2,335
Commercial and financial	0	0	0
Consumer	511	527	74
Total:
Construction and land development	1,524	1,814	235
Commercial real estate	9,777	11,320	432
Residential real estate	22,701	27,414	2,335
Commercial and financial	18	18	0
Consumer	654	734	74
	$34,674	$41,300	$3,076

	December 31, 2014
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$1,824	$2,239	$0
Commercial real estate	3,087	4,600	0
Residential real estate	11,898	16,562	0
Commercial and financial	120	120	0
Consumer	65	93	0
Impaired Loans with an Allowance Recorded:
Construction and land development	886	931	159
Commercial real estate	8,359	8,469	529
Residential real estate	16,804	17,693	2,741
Commercial and financial	0	0	0
Consumer	534	562	112
Total:
Construction and land development	2,710	3,170	159
Commercial real estate	11,446	13,069	529
Residential real estate	28,702	34,255	2,741
Commercial and financial	120	120	0
Consumer	599	655	112
	$43,577	$51,269	$3,541

For the three months ended September 30, 2015 and 2014, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$1,216	$2	$2,088	$29
Commercial real estate	3,138	7	3,067	3
Residential real estate	9,700	35	10,066	98
Commercial and financial	83	0	150	2
Consumer	152	0	276	1
Impaired Loans with an Allowance Recorded:
Construction & land development	1,070	23	1,110	6
Commercial real estate	6,638	78	11,801	124
Residential real estate	14,762	89	20,125	121
Commercial and financial	0	0	9	0
Consumer	490	7	546	8
Total:
Construction & land development	2,286	25	3,198	35
Commercial real estate	9,776	85	14,868	127
Residential real estate	24,462	124	30,191	219
Commercial and financial	83	0	159	2
Consumer	642	7	822	9
	$37,249	$241	$49,238	$392

For the nine months ended September 30, 2015 and 2014, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$1,632	$7	$2,160	$80
Commercial real estate	3,012	13	2,618	10
Residential real estate	10,745	103	11,578	114
Commercial and financial	106	1	101	7
Consumer	126	0	322	1
Impaired Loans with an Allowance Recorded:
Construction & land development	912	39	1,244	18
Commercial real estate	7,312	223	10,502	485
Residential real estate	15,658	270	21,518	370
Commercial and financial	0	0	61	0
Consumer	507	17	543	18
Total:
Construction & land development	2,544	46	3,404	98
Commercial real estate	10,324	236	13,120	495
Residential real estate	26,403	373	33,096	484
Commercial and financial	106	1	162	7
Consumer	633	17	865	19
	$40,010	$673	$50,647	$1,103

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At September 30, 2015 and December 31, 2014, accruing TDRs totaled $20.5 million and $25.0 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the nine months ended September 30, 2015 and 2014, the Company recorded $673,000 and $1,103,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $235,000 and $305,000, respectively, was included in interest income for the nine months ended September 30, 2015 and 2014, and represents the change in present value attributable to the passage of time.

Activity in the allowance for loan losses (excluding PCI loans) for the three-month and nine-month periods ended September 30, 2015 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$887	$891	$(859)	$109	$(750)	$1,028
Commercial real estate	5,278	925	(128)	315	187	6,390
Residential real estate	9,686	(686)	(193)	359	166	9,166
Commercial and financial	945	193	(160)	107	(53)	1,085
Consumer	1,783	(173)	(22)	22	-	1,610
	$18,579	$1,150	$(1,362)	$912	$(450)	$19,279

	Allowance for Loan Losses for the Nine Months Ended September 30, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$722	$910	$(925)	$321	$(604)	$1,028
Commercial real estate	4,528	1,690	(430)	602	172	6,390
Residential real estate	9,784	(1,235)	(515)	1,132	617	9,166
Commercial and financial	1,179	(245)	(284)	435	151	1,085
Consumer	794	1,020	(276)	72	(204)	1,610
	$17,007	$2,140	$(2,430)	$2,562	$132	$19,279

Activity in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2014 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$867	$(26)	$(68)	$141	$73	$914
Commercial real estate	5,193	(1,913)	(130)	1,341	1,211	4,491
Residential real estate	10,631	167	(359)	159	(200)	10,598
Commercial and financial	709	244	(229)	71	(158)	795
Consumer	740	103	(80)	10	(70)	773
	$18,140	$(1,425)	$(866)	$1,722	$856	$17,571

	Allowance for Loan Losses for the Nine Months Ended September 30, 2014
		Provision			Net
	Beginning	for Loan	Charge-		Charge-	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Offs	Balance
Construction & land development	$808	$178	$(267)	$195	$(72)	$914
Commercial real estate	6,160	(3,000)	(264)	1,595	1,331	4,491
Residential real estate	11,659	(1,243)	(566)	748	182	10,598
Commercial and financial	710	297	(337)	125	(212)	795
Consumer	731	164	(177)	55	(122)	773
	$20,068	$(3,604)	$(1,611)	$2,718	$1,107	$17,571

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at September 30, 2015 and December 31, 2014 is shown in the following tables:

	At September 30, 2015
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$1,524	$235	$94,050	$793	$95,574	$1,028
Commercial real estate	9,777	432	971,339	5,958	981,116	6,390
Residential real estate	22,701	2,335	699,224	6,831	721,925	9,166
Commercial and financial	18	0	209,185	1,085	209,203	1,159
Consumer	654	74	78,302	1,536	78,956	1,536
	$34,674	$3,076	$2,052,100	$16,203	$2,086,774	$19,279

	At December 31, 2014
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$2,710	$159	$82,769	$563	$85,479	$722
Commercial real estate	11,446	529	821,609	3,999	833,055	4,528
Residential real estate	28,702	2,741	657,344	7,043	686,046	9,784
Commercial and financial	120	0	155,964	1,179	156,084	1,179
Consumer	599	112	52,808	682	53,407	794
	$43,577	$3,541	$1,770,494	$13,466	$1,814,071	$17,007

Loans collectively evaluated for impairment at September 30, 2015 and December 31, 2014 included loans acquired from BANKshares on October 1, 2014 and Grand Bankshares on July 17, 2015 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment represents the total fair value discount of each PUL, is accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at September 30, 2015.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at September 30, 2015 and December 31, 2014:

	PCI Loans Individually Evaluated for Impairment
	September 30, 2015		December 31, 2014
	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance
Construction & land development	$462	$49	$1,557	$43
Commercial real estate	10,071	0	4,092	3
Residential real estate	1,008	0	851	18
Commercial and financial	1,132	0	1,312	0
Consumer	0	0	2	0
	$12,673	$49	$7,814	$64

NOTE G — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At September 30, 2015 and December 31, 2014, Company securities pledged were as follows by collateral type and maturity:

(Dollars in thousands)	Overnight and Continuous Maturity
Fair Value	September 30,	December 31,
	2015	2014
Mortgage backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$148,607	$153,640

NOTE H — EQUITY CAPITAL

The Company is well capitalized and at September 30, 2015, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast National”, met the new common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the new Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE J — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2015 and December 31, 2014 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At September 30, 2015:
Available for sale securities (1)	$728,161	$3,929	$724,232	$0
Loans held for sale (2)	16,738	0	16,738	0
Loans (3)	8,226	0	6,206	2,020
Other real estate owned (4)	7,433	0	1,091	6,342

At December 31, 2014:
Available for sale securities (1)	$741,375	$3,899	$737,476	$0
Loans held for sale (2)	12,078	0	12,078	0
Loans (3)	10,409	0	8,324	2,085
Other real estate owned (4)	7,462	0	1,468	5,994

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Recurring fair value basis determined using observable market data.
(3)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2015 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.0%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $8.2 million with a specific reserve of $2.4 million at September 30, 2015, compared to $10.4 million with a specific reserve of $2.4 million at December 31, 2014.

Fair value of available for sale securities are determined using valuation techniques for individual investments as described in Note D.

When appraisals are used to determine fair value and the appraisals are based on a market approach, the fair value of other real estate owned (“OREO”) is classified as a level 2 input. When the fair value of OREO is based on appraisals which require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows, the fair value of OREO is classified as Level 3 inputs. For OREO carried at fair value, the valuation allowance totaled $0.8 million as of September 30, 2015 and December 31, 2014.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

During the nine months ended September 30, 2015, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3, transfers in totaled $1.0 million for the first nine months of 2015. Transfers out consisted of charge-offs of $0.3 million, and principal payments and other reductions totaling $0.8 million for loans classified as level 3.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first nine months of 2015, foreclosed loans transferred in totaled $3.1 million. Transfers out summed to $2.7 million, with $2.6 million in sales.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of September 30, 2015 and December 31, 2014 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At September 30, 2015:
Financial Assets
Securities held to maturity (1)	$209,047	$0	$212,362	$0
Loans, net	2,071,893	0	0	2,085,632
Financial Liabilities
Deposit liabilities	2,742,296	0	0	2,742,915
Borrowings	50,000	0	52,387	0
Subordinated debt	69,891	0	59,169	0

At December 31, 2014:
Financial Assets
Securities held to maturity (1)	$207,904	$0	$208,788	$0
Loans, net	1,794,405	0	0	1,814,746
Financial Liabilities
Deposit liabilities	2,416,534	0	0	2,417,355
Borrowings	50,000	0	53,584	0
Subordinated debt	64,583	0	53,861	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2015 and December 31, 2014:

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. The fair value of collateralized loan obligations are determined from broker quotes. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from other brokers and third-party sources or derived using internal models.

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

Loans held for sale: These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of September 30, 2015 and December 31, 2014. Fair values are based upon estimated values to be received from independent third party purchasers.

At September 30, 2015 and December 31, 2014, the aggregate fair value, contractual balance (including accrued interest) and gains or losses was as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Aggregate fair value	$16,738	$12,078
Contractual balance	16,310	11,769
Gains (losses)	428	309

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

NOTE K — BUSINESS COMBINATIONS

Acquisition of Grand Bankshares, Inc.

On July 17, 2015, the Company completed its previously announced acquisition of Grand Bankshares, Inc. (“Grand”) as set forth in the Agreement and Plan of Merger (“Agreement”) whereby Grand merged with and into the Company. Pursuant to and simultaneously with the merger of Grand with and into the Company, Grand’s wholly owned subsidiary bank, Grand Bank & Trust of Florida (“GB”), merged with and into the Company’s subsidiary bank, Seacoast National Bank.

The Company’s primary reasons for the transaction were to further solidify its market share in the attractive Palm Beach market and expand its customer base and leverage operating cost through economies of scale. The acquisition is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities. Merger related charges summed to $2.7 million for the third quarter of 2015, primarily impacting salaries and wages, outsourced data processing costs, and legal and professional fees. All of these costs were expensed in the third quarter of 2015.

The Company acquired 100% of the outstanding common stock of Grand. The purchase price consisted of stock, and additionally the Company paid approximately $1.48 million in cash for all of Grand’s outstanding shares of preferred B stock, representing the par value of $1,000 per share of preferred B stock. Each share of Grand common stock and Preferred A stock was exchanged for 0.3114 shares of the Company’s common stock, or approximately 1.09 million shares of Company stock. Based on the price of the Company’s common stock of $15.75 per share on July 17, 2015, plus cash paid for Grand’s outstanding shares of preferred B stock, the total purchase price was $18.7 million.

July 17, 2015
Grand preferred B shares exchanged for cash	$1,481,000

Number of Grand common shares outstanding	3,501,185
Per share exchange ratio	0.3114
Number of shares of common stock issued	1,090,269
Multiplied by common stock price per share on July 17, 2015	$15.75
Value of common stock issued	17,171,737

Total purchase price	$18,652,737

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values listed are preliminary and are subject to adjustment. While they are not expected to be materially different than those shown, any adjustments to the estimates will be reflected retroactively as of the date of acquisition.

Date of acquisition	July 17, 2015
(in thousands)
Assets:
Cash and cash equivalents	$34,408
Securities available for sale	46,366
Loans	109,988
Bank premises	4,191
Other real estate owned	2,424
Core deposit intangible	2,564
Goodwill	555
Other assets	14,163
Total assets acquired	$214,659

Liabilities:
Deposits	$188,469
Repurchase agreements	1,658
Subordinated debt	5,151
Other liabilities	728
Total liabilities assumed	$196,006

The acquisition is accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. Both the purchased assets and liabilities assumed are recorded at their respective acquisition date fair values. Determining fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	July 17, 2015
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$6,158	$6,379
Commercial real estate	82,782	79,887
Construction/development/land	979	913
Commercial loans	2,393	1,516
Consumer and other loans	14,575	13,692
Purchased credit-impaired	10,993	7,601
Total loans	$117,880	$109,988

For the loans acquired we first, segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as Purchase Credit Impaired (“PCI”) loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as Trouble Debt Restructured (“TDR”), graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of July 17, 2015 for purchase credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(Dollars in thousands)	July 17, 2015

Contractually required principal and interest	$12,552
Non-accretable difference	4,249
Cash flows expected to be collected	8,303
Accretable yield	702
Total purchased credit-impaired loan acquired	$7,601

Second, loans without specifically identified credit deficiency factors are referred to as Purchased Unimpaired Loans (“PULs”) for disclosure purposes. These loans were then evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the economic environment both nationally and locally as well as the real estate market particularly in Florida. We have applied ASC Topic 310-20 accounting treatment to the PULs.

The Company believes the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. In determining the valuation amount, a third party analyzed the deposits based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

The Company recognized goodwill on this acquisition which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill has been calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date and, in some instances, based on use of third party experts for valuations. The acquisition of Grand constituted a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary and are subject to change for up to one year after closing date of the acquisition as additional information becomes available. Immaterial amounts of the intangible assets recognized are deductible for income tax purposes

The operating results of the Company for the three months and nine months ended September 30, 2015 includes the operating results of the acquired assets and assumed liabilities since the date of acquisition of July 17, 2015.

Pro-forma data for the nine months ending September 30, 2015 and 2014 listed in the table below presents pro-forma information as if the acquisition occurred at the beginning of 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014

Net interest income	$29,333	$19,358	$83,927	$55,734
Net income available to common shareholders	4,870	3,690	18,803	9,281
EPS - basic	$0.14	$0.14	$0.55	$0.35
EPS - diluted	$0.14	$0.14	$0.55	$0.34

Acquisition of BMO Harris Central Florida Offices, Deposits and Loans

On October 14, 2015, the Company announced that Seacoast’s wholly-owned subsidiary, Seacoast National Bank, entered into a Branch Sale Agreement with BMO Harris Bank N.A. (“BMO”) pursuant to which it has agreed to purchase, subject to the terms of the Agreement, fourteen branches of BMO located in the Orlando Metropolitan Statistical Area (“MSA”). Seacoast National Bank will assume approximately $355 million in deposits, of which approximately 56% are checking accounts, and approximately $70 million in loans related to business banking customers at a deposit premium of 3.0 percent of the deposit balances. Subject to regulatory approval and the satisfaction of customary closing conditions, the acquisition is expected to close in the first half of 2016.

Acquisition of Floridian Financial Group, Inc

On November 3, 2015, the Company announced that it signed a definitive agreement to acquire Floridian Financial Group, Inc. (“Floridian”), the parent company of Floridian Bank. Upon completion of the merger, Seacoast expects that Floridian Bank will be merged into Seacoast National Bank. Floridian, headquartered in Lake Mary, Florida, currently operates 10 branches in Orlando and Daytona Beach and will add approximately $426 million in assets, $361 million in deposits, and $289 million in loans to Seacoast.

Under the terms of the definitive agreement, Floridian shareholders will have the right to receive, at their election, (i) the combination of $4.29 in cash and 0.5291 shares of Seacoast common stock, (ii) $12.25 in cash, or (iii) 0.8140 shares of Seacoast common stock, subject to a customary proration mechanism so that the aggregate consideration mix equals 35% cash and 65% Seacoast shares (based on Seacoast’s ten-day average closing price of $15.05 per share as of October 29, 2015).

The transaction is expected to close in the first quarter of 2016, and is subject to approval by Floridian’s shareholders, receipt of regulatory approvals and other customary closing conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015

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

STRATEGIC OVERVIEW

Seacoast continues to execute on its plan to grow our core business organically, innovate to build franchise and increase efficiency, and grow through mergers and acquisitions. We believe that these investments are better positioning us to increase net income to common shareholders in 2015, and prospectively. These included:

•	Investment in the Accelerate lending model, expanding geographically with low cost, high service community banking offices;

•	continued investments in digital technology and improved processes providing significant cross sell to legacy customers and reducing overhead;

•	completion of our acquisitions of The BANKshares, Inc. (“BANKshares”) on October 1, 2014, and Grand Bankshares, Inc. (“Grand”) on July 17, 2015, and prospective purchase from BMO Harris Bank, N.A. (“BMO”) and Floridian Financial Group, Inc. (“Floridian”) in 2016;

•	consolidation of branch locations, totaling more than 25% of total branch locations over the past five years.

Through ongoing investments in loan production personnel, digital technology and the effects of asset quality improvements and expense management, we have proactively positioned our business for growth. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value.

While our focus is organic growth, we have periodically supplemented this growth through strategic acquisition opportunities. Nearly a year after completing our BANKshares acquisition, customer metrics for Winter Park, Florida based BankFIRST are encouraging, with household growth in the former BankFIRST Orlando market of 7.5% annualized and an accelerated rate of cross-sell to BankFIRST customers, with the number of products used by each household, increasing at a 9.4% annualize rate. Recently, we completed an enhancement to our footprint in the Palm Beach County, Florida market. On July 17, 2015, the acquisition of Grand, and its subsidiary, Grand Bank & Trust of Florida, was completed, further solidifying our market share in the Palm Beach county market, expanding our customer base further, enhancing deposit fee income, and leveraging operating costs through economies of scale. The Grand acquisition contributed approximately $212 million in assets, $118 million in loans and $190 million in deposits that include transaction accounts totaling around 47% of total deposits complementing our overall funding. The acquisition also provides excellent opportunities for growth in one of Florida’s most vibrant markets, and was completed with no tangible book value dilution and is immediately accretive to our earnings per share.

The Company continues to focus on reaching customers in unique ways, focusing on convenience and service, building higher customer satisfaction. Additionally, our newest commercial lending offices provide our customers with talented, results-oriented staff, specializing in loans to the business market segment. In addition, the acquisition of a receivables factoring subsidiary in the BANKshares merger was further enhanced by the addition of a receivables funding team from First Capital Growth (FGC) in the Palm Beach County market in the second quarter of 2015, providing an additional product vehicle to better serve customers. Seacoast intends to build customer relationships with depth that surpass traditional commercial lending.

We refreshed and reintroduced our brand in 2014, retooling our logo and associated signage throughout our branch network and digital platforms in the fourth quarter. Our new brand reflects our forward-looking strategy and has included investments in digital delivery and products that we believe have contributed to increasing core customer funding. As of September 30, 2015, almost 64% of our online customers have adopted our mobile product offerings, and the total number of services utilized by our retail customers increased to an average of 4.3 per household, and increased core product sales added to an increase in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 13,659 users at December 31, 2013 to 21,587 users at December 31, 2014 to 29,839 users at September 30, 2015.

Embracing technology, especially electronic delivery channels, has helped us improve efficiency. As an example, over the past five years we have been successful in closing more than 25% of our branches. This has allowed us to improve our deposit to facilities square footage from between $9,000 and $10,000 of deposits per square foot to approximately $13,000 of deposits per square foot, a more than 35% improvement.

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

Allowance and Provision for Loan Losses

The information contained on pages 42-43 and 48-55 related to the “Provision for Loan Losses”, “Loan Portfolio”, “Allowance for Loan Losses” and “Nonperforming Assets” is intended to describe the known trends, events and uncertainties which could materially affect the Company’s accounting estimates related to our allowance for loan losses.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares and Grand acquisitions are being amortized over 74 months and 94 months, respectively, on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We will perform an annual impairment test of goodwill and the core deposit intangible as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter for the BANKshares acquisition (on October 1, 2014). Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

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

Realization of Deferred Tax Assets

At September 30, 2015, the Company had net deferred tax assets (“DTA”) of $61.0 million. In comparison, at September 30, 2014 the Company had a net DTA of $58.5 million. The increase is primarily due to acquisitions, offset by Seacoast’s earnings over this period. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes.

Contingent Liabilities

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2015 the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

RESULTS OF OPERATIONS

EARNINGS OVERVIEW

The Company has steadily improved results over the past several quarters and particularly into 2015. Third quarter revenue (net interest income and noninterest income, combined) rose $2.6 million or 7.5% to $37.1 million, compared to $34.5 million in the prior quarter. Net income increased $1.4 million or 48.2% to $4.4 million or $0.13 per average common diluted share, compared to the third quarter of 2014. Net income improved 123.3% to $16.1 million or $0.48 per diluted common share for the first three quarters of 2015, from $7.2 million or $0.28 per diluted common share for the first three quarters of 2015.

Adjusted net income (1) (excluding merger costs and other adjustments) increased $3.1 million or 95.8% from the third quarter a year ago, and adjusted diluted earnings per share of $0.19 for the third quarter of 2015, compared with $0.13 in the third quarter of 2014 and $0.19 for the second quarter of 2015.

Non-GAAP measures regarding Net Income

	Quarters
	Third	Second	First	Fourth	Third
(Dollars in thousands except per share data)	2015	2015	2015	2014	2014

Net income (loss), as reported:
Net income (loss)	$4,441	$5,805	$5,859	$(1,517)	$2,996

Diluted earnings per share	0.13	0.18	0.18	(0.05)	0.12

Adjusted net income (1):
Net income (loss)	$4,441	$5,805	$5,859	$(1,517)	$2,996
Severance	98	29	12	478	328
Merger related charges	2,692	337	275	2,722	399
Branch closure charges and costs related to expense initiatives	121	0	0	4,261	68
Marketing and brand refresh expenses	0	0	0	697	0
Stock compensation expense and other incentive costs related to improved outlook	0	0	0	1,213	0
Security (gains) losses	(160)	0	0	(108)	(344)
Miscellaneous losses (gains)	112	0	0	119	(45)
Recovery of nonaccrual loan interest	0	0	0	0	(192)
Net loss on OREO and repossessed assets	262	53	81	9	156
Asset dispositions expense	77	173	143	103	139
Effective tax rate on adjustments	(1,210)	(225)	(193)	(3,798)	(219)
Adjusted net income (1)	$6,433	$6,172	$6,177	$4,179	$3,286

Adjusted diluted earnings per share (1)	$0.19	$0.19	$0.19	$0.13	$0.13

(1) Non-GAAP measure

The table above provides reconciliation between Generally Accepted Accounting Principles (“GAAP”) net income and adjusted net income (1). Management uses these non-GAAP financial amounts in its analysis of the Company’s performance and believes the presentation provides a clearer understanding of the Company’s performance. The Company believes the presentation of adjusted net income (1) enhances investor understanding of the performance trend and facilitates comparisons with the performance of other financial institutions. The limitations associated with adjusted net income (1) are the risk that persons might disagree as to the appropriateness of items comprising the measure and that different companies might calculate the measure differently. The Company provides reconciliations between GAAP and non-GAAP measures, and these measures should not be considered an alternative to GAAP.

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

NET INTEREST INCOME

Net interest income (on a tax equivalent basis) for the quarter totaled $29.1 million, increasing $11.8 million or 68.6% during the third quarter of 2015 compared to the same period in 2014, and was $3.3 million or 13.0% higher than second quarter 2015’s result. Net interest margin expanded to 3.75% or 58 basis points compared to third quarter 2014’s margin and 25 basis points higher than for second quarter 2015. Linked quarter results reflect an improved balance sheet mix and acquisition activity. In addition, net interest income benefited from excess purchased loan accretion recognized during the third quarter of 2015 from significant loan modifications and early loan payoffs, contributing approximately 10 basis points. Year-over-year net interest income and margin increases reflect acquisition activity, core deposit and loan growth, and the strategic investment of excess liquidity.

The following table details the trend for the yield on earning assets (on a tax equivalent basis) which has improved significantly over the past five quarters, as well as, the rate paid for interest bearing liabilities that has changed nominally over this period:

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2015	2015	2014	2014
Yield	3.98%	3.73%	3.84%	3.78%	3.40%

Rate	0.33%	0.33%	0.32%	0.31%	0.32%

Loans have increased substantially from acquisition and core growth. Total loans were $2.10 billion at September 30, 2015, an increase of $708 million or 51% from a year ago. Excluding acquired loans, loans increased $227 million or 16% from the prior year’s third quarter. For the third quarter of 2015, average loans as a percentage of average earning assets totaled 66.8%, compared to 63.1% a year ago. The mix of loans also improved, with volumes related to commercial and commercial real estate loans representing 59.9% of total loans at September 30, 2015 (compared to 49.6% at September 30, 2014) (see “Loan Portfolio”).

Commercial and commercial real estate loan production for 2015 totaled almost $219 million, with almost $72 million originated in the third quarter of 2015, compared to production for all of 2014 and 2013 of $258 million and $200 million, respectively. Consumer loan and small business originations (inclusive of lines of credit) totaled $51.1 million for the third quarter of 2015, compared to $55.3 million in the second quarter of 2015 and $24.5 million one year ago.

Along with this strong loan growth, the portfolio continued to build granularity, with industry diversification. The average commercial and small business loan originated in the first three quarters of 2015 totaled $278,000.

Closed residential production totaled $74.0 million, compared with $66.0 million a year ago.

Deposit growth reflects organic household growth and acquisitions. Total deposits increased 51.6% to $2.74 billion at September 30, 2015, from year ago levels. Core customer funding (total deposits and customer sweep repurchase agreements less time certificates of deposit) increased to $2.58 billion at September 30, 2015, an 892.2 million increase from the third quarter of 2014. Excluding acquisitions, core customer funding increased $292.6 million or 17.4% from one year ago and total deposits increased $229.0 million from one year ago. Excluding Grand, core customer funding decreased $45.5 million compared to the second quarter of 2015, entirely due to seasonal declines in public funds.

Customer Relationship Funding	Quarters
	Third	Second	First	Fourth	Third
(Dollars in thousands)	2015	2015	2015	2014	2014

Noninterest demand	$869,877	$808,429	$793,336	$725,238	$522,001
Interest-bearing demand	618,344	599,268	634,854	652,353	479,827
Money market	660,632	621,973	596,600	450,172	344,726
Savings	286,810	282,588	272,963	264,738	215,076
Time certificates of deposit	306,633	292,919	312,072	324,033	246,920
Total deposits	$2,742,296	$2,605,177	$2,609,825	$2,416,534	$1,808,550

Customer sweep accounts	$148,607	$157,676	$170,023	$153,640	$124,436

Total core customer funding (1)	$2,584,270	$2,469,934	$2,467,776	$2,246,141	$1,686,066

Noninterest demand deposit mix	31.7%	31.0%	30.4%	30.0%	28.9%

(1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Noninterest demand deposits grew $61.4 million or 7.6% from the second quarter of 2015 and $347.9 million or 66.6% from the third quarter of 2014. Noninterest demand deposits increased to 31.7% of total deposits, up from 28.9% a year ago. The overall cost of total deposits has been low and stable at 0.13%, one basis point above the rate paid for all of 2014.

Short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast National. At September 30, 2014, the Company also utilized $80 million in term federal funds purchased from the FHLB at 0.16% (maturing in 30 days) to invest in adjustable rate securities, pending expected seasonal funding. Term federal funds purchased were more nominal for the third quarter of 2015, averaging $20.1 million.

For third quarter 2015, average other borrowings were comprised of subordinated debt of $69.0 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for BANKshares added on October 1, 2014 and Grand acquisition on July 17, 2015) and advances from the FHLB of $50.0 million. With the exception of the acquired subordinated debt from BANKshares and Grand, no changes have occurred to other borrowings since year-end 2009.

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the third and second quarter of 2015, and the third quarter of 2014.

40

	2015						2014
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$966,764	$5,154	2.13%	$957,374	$4,977	2.08%	$698,274	$3,656	2.09%
Nontaxable	14,982	220	5.87	15,311	225	5.87	742	13	7.01
Total Securities	981,746	5,374	2.19	972,685	5,202	2.14	699,016	3,669	2.10

Federal funds sold and other investments	42,083	249	2.35	79,031	249	1.26	98,711	211	0.85

Loans, net	2,060,326	25,319	4.88	1,904,011	22,032	4.64	1,365,978	14,665	4.26

Total Earning Assets	3,084,155	30,942	3.98	2,955,727	27,483	3.73	2,163,705	18,545	3.40

Allowance for loan losses	(19,294)			(18,247)			(17,972)
Cash and due from banks	70,292			71,858			44,172
Premises and equipment	54,436			49,275			34,717
Intangible assets	35,185			32,188			237
Bank owned life insurance	41,934			36,111			0
Other assets	107,150			98,215			80,940

	$3,373,858			$3,225,127			$2,305,799

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$621,365	$116	0.07%	$612,433	$110	0.07%	$489,138	$91	0.07%
Savings	285,410	39	0.05	279,354	41	0.06	212,479	24	0.04
Money market	637,840	407	0.25	607,271	373	0.25	339,937	74	0.09
Time deposits	308,184	295	0.38	303,802	321	0.42	252,179	370	0.58
Federal funds purchased and other short term borrowings	183,494	112	0.24	168,068	77	0.18	153,696	69	0.18
Other borrowings	118,961	843	2.81	114,649	773	2.70	103,610	635	2.43
Total Interest-Bearing Liabilities	2,155,254	1,812	0.33	2,085,577	1,695	0.33	1,551,039	1,263	0.32

Noninterest demand	849,468			795,707			506,478
Other liabilities	20,235			17,905			9,251
Total Liabilities	3,024,957			2,898,789			2,066,768

Shareholders' equity	348,901			326,338			239,031

	$3,373,858			$3,225,127			$2,305,799
Net interest spread			3.65%			3.40%			3.08%

As a % of earning assets:
Interest expense			0.23%			0.23%			0.23%
Net interest income (1)		$29,130	3.75%		$25,788	3.50%		$17,282	3.17%

(1)	On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on page 44). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

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

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2015	2015	2015	2014	2014
Nontaxable interest income	$119	$122	$124	$150	$54
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$29,130	$25,788	$25,834	$24,883	$17,282
Total net interest income (not TE)	29,011	25,666	25,710	24,733	17,228
Net interest margin (TE)	3.75%	3.50%	3.62%	3.56%	3.17%
Net interest margin (not TE)	3.73	3.48	3.60	3.54	3.16

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

Noncore credit related expenses, losses on other real estate owned (“OREO”) and asset disposition expense have declined as nonperforming assets decreased and the economy improved. During the first three quarters of 2015, net loan loss charge-offs of $18,000 and provisioning for loan losses of $2.275 million was recorded, reflective of the increase in loans outstanding since December 31, 2014 (see “Loan Portfolio” and “Allowance for Loan Losses”).

For the third quarter of 2015 we recorded a provision of the allowance for loan losses $1.0 million, compared to a recapture of the allowance for loan losses in the third quarter of 2014 totaling $1.4 million. Net charge-offs for the third quarter of 2015 were $0.4 million, comparing to net recoveries of $0.9 million in the third quarter of 2014. Net charge-offs approximate zero as a percent of average total loans for the first nine months of 2015, versus net recoveries of 0.11% of average total loans for the first nine months of 2014. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) provides additional information concerning the Company’s allowance and provisioning for loan losses.

NONINTEREST INCOME

Noninterest income (excluding securities gains or losses) totaled $8.1 million for the third quarter of 2015, $1.9 million or 31.4% higher than 2014’s third quarter and $0.8 million or 8.6% lower than the second quarter 2015. Noninterest income for the second quarter of 2015 included a gain on a participated loan of $725,000. Accounting treatment for this gain, related to a discount accreted on a BANKshares loan that was participated during the second quarter of 2015, required this income to be included in other operating income rather than through the margin. Excluding the $725,000, noninterest income was down very slightly.

Year over year growth in all categories of noninterest income reflects strength in customer acquisition and cross sell, as well as benefits from acquisition activity.

Noninterest income for the third quarter of 2015, compared to second quarter 2015 and the third quarter of 2014, is detailed as follows:

	Third	Second	Third
	Quarter	Quarter	Quarter
(Dollars in thousands)	2015	2015	2014
Service charges on deposits	$2,217	$2,115	$1,753
Trust income	781	759	817
Mortgage banking fees	1,177	1,032	825
Brokerage commissions and fees	604	576	408
Marine finance fees	258	492	281
Interchange income	1,925	2,033	1,452
Other deposit-based EFT fees	88	96	70
BOLI Income	366	334	0
Gain on participated loan	0	725	0
Other income	666	684	543
Total	$8,082	$8,846	$6,149

Service charges on deposits for the third quarter of 2015 were $464,000 or 26.5% higher year over year versus third quarter 2014’s result, and were $1,590,000 or 33.5% higher for the first nine months of 2015 when compared to the same period in 2014. Service charge increases in 2015 reflect our growing base of core deposit relationships over the past twelve months, including organic growth, the addition of BANKshares customers in the fourth quarter of 2014 and Grand customers during the third quarter. Overdraft fees represent 67% of total service charges on deposits year-to-date for 2015. Regulators continue to review banking industry’s practices for overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services.

For the third quarter of 2015, revenues from the Company’s wealth management services businesses (trust and brokerage) increased by $160,000 or 13.1% year over year versus third quarter 2014, and were higher for the first nine months of 2015 compared to 2014 by $574,000 or 16.9%. Growth was driven by revenues from the Company’s brokerage business.

Greater usage of check or debit cards related to efforts to promote card usage, increased our interchange income for the third quarter of 2015 by $473,000 or 32.6% compared to third quarter 2014, and by $1,326,000 or 30.4% during the first nine months of 2015 versus 2014’s income. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel. Mortgage banking fees in the third quarter of 2015 increased $352,000 or 42.7% from 2014’s third quarter result, and were $956,000 or 40.8% greater for the nine months ended September 30, 2015, compared to last year for the same period. Mortgage banking revenue as a component of overall noninterest income was 13.6% year-to-date for 2015, compared to 12.4% for all of 2014. The Company was the number one originator of home purchase mortgages in Martin, St. Lucie and Indian River counties during 2014 and the first eight months of 2015, based on the data available to date.

Bank owned life insurance (“BOLI”) investments were transferred to the Company from BANKshares and Grand, and were added to by policies directly acquired by us during the fourth quarter of 2014. BOLI income of $366,000 was recognized during the third quarter of 2015, versus none a year ago for the third quarter. The addition of these investments is expected to provide approximately $1.4 million in tax exempt revenues in 2015. No BOLI investments existed for the Company prior to fourth quarter 2014.

NONINTEREST EXPENSES

For the third quarter of 2015, noninterest expenses increased $9.2 million or 46.5% from the third quarter of 2014, and totaled $29.1 million. Year over year expense increases reflect the acquisitions of BANKshares, FGC and Grand, with merger related expenses and other expenses totaling $3.0 million in the third quarter of 2015 compared to $0.6 million in the prior year, with investments to promote and support organic growth also contributing to the increase.

Noninterest expenses increased $4.8 million or 19.9% from the second quarter of 2015. Excluding merger related charges and other one-time items, noninterest expenses grew $2.1 million or 9.1%. A significant amount of the increase is related to nearly a full quarter’s operating expense impact for the Grand acquisition. Other areas of investment in the franchise included a full quarter’s expense related to the acquisition of FGC during the second quarter 2015 which contributed approximately $309,000 in additional expense, production-driven commission and incentive expense which added approximately $352,000, core legal and professional fees that typically vary from quarter to quarter totaling $396,000, and marketing expense focused on customer acquisition and corporate brand awareness surrounding the Grand Palm Beach footprint which contributed $133,000 to the increase.

Seacoast’s efficiency ratio was 76.3% for the third quarter 2015, improving from 82.8% for the same period in the prior year. The decrease is related to improving operating leverage, as revenue growth outpaced expenses offset by a significant amount of merger related costs.

Salaries and wages totaling $11.9 million were $3.8 million or 46.9% higher for the third quarter of 2015 than the third quarter of 2014. Base salaries were $2.7 million or 36.8% higher, reflecting additional personnel retained as part of the fourth quarter acquisition of BANKshares and this quarter’s acquisition of Grand. The addition of FGC personnel in receivable funding were incremental as well, comprising $309,000 of the increase during the third quarter of 2015, versus prior year. Improved revenue generation and lending production, among other factors resulted in commissions, cash and stock incentives (aggregated) that were $1,433,000 higher compared to third quarter a year ago, but that were partially offset by deferred loan origination costs (a contra expense), higher by $0.8 million. Severance related to the Grand acquisition summed to $525,000 for the third quarter 2015. For the nine months ended September 30, 2015, salaries and wages were $6.5 million or 27.6% higher than the comparable period in 2014.

In the third quarter of 2015, employee benefits costs increased $381,000 or 18.6% to $2.4 million from a year ago. These costs reflect the increased staffing and salary costs, discussed above.

Seacoast National utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $3.3 million for the third quarter of 2015, an increase of $1.5 million or 85.2% from a year ago, and were $2.4 million or 45.9% higher for the first nine months of 2015, when compared to the same period in 2014. Increased data processing costs included one-time charges for conversion activity related to our acquisition. We continue to improve and enhance our mobile and other digital products and services through our core data processor, which may increase our outsourced data processing costs as customers adopt improvements and products.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $133,000 or 42.5% to $446,000 for 2015 when compared to third quarter 2014, and were $473,000 or 51.9% higher for the first nine months of 2015 versus 2014’s first nine months. The addition of BANKshares and Grand locations and customers were the primary contributor to the increase.

Total occupancy, furniture and equipment expenses for the third quarter of 2015 increased $772,000 or 30.8% (on an aggregate basis) to $3.3 million year over year versus 2014’s third quarter expense. Year-to-date through September 30, 2015, these expenses were $1.5 million or 19.7% greater than for 2014. This increase was primarily driven by the twelve branches acquired in the BANKshares acquisition, and two offices acquired from Grand. A third Grand office was closed during the third quarter, due to its proximity to our existing location and resulted in a charge of $121,000. Branch consolidations during the fourth quarter of 2014 lessened the impact of acquired locations as well. Branch consolidations are likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products thereby lessening the necessity to visit offices.

For the third quarter of 2015, marketing expenses, including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs, increased by $174,000 or 18.8% to $1.1 million, compared to the third quarter of 2014. Year-to-date these costs were $887,000 or 36.8% higher, versus 2014. Primary to the increase during the third quarter of 2015 were efforts to solidify customer acquisition and corporate brand awareness surrounding the Grand Palm Beach footprint that contributed $133,000.

Legal and professional fees were higher by $1.1 million or 98.5% from the third quarter a year ago, and were $1.1 million higher for the first nine months of 2015, versus 2014. Third quarter 2015 included acquisition related fees.

Other expenses were higher by $987,000 or 43.3% for the third quarter of 2015 compared to a year ago, totaling $3.3 million. Year-to-date for 2015, other expenses were $2.3 million or 33.9% higher, compared to 2014. Larger increases during the third quarter of 2015 were driven by the BANKshares and Grand acquisitions and variable costs related to our successful lending activity.

CAPITAL RESOURCES

The Company’s equity capital at September 30, 2015 has increased $114.3 million to $350.3 million since September 30, 2014, and the ratio of shareholders’ equity to period end total assets was 10.37% at September 30, 2015, 26 basis points higher than at December 31, 2014. During the third quarter of 2015, the Grand transaction increased shareholder’s equity $17.2 million and during the fourth quarter of 2014, the BANKshares transaction increased shareholders’ equity $76.8 million as we issued shares of common stock as consideration for each merger.

Activity in shareholders’ equity for the nine months ended September 30, 2015 and 2014 follows:

(Dollars in thousands)	2015	2014
Beginning balance at December 31, 2014 and 2013	$312,651	$198,604
Net income	16,105	7,213
Issuance of stock pursuant to acquisition of Grand	17,172	0
Issuance of stock, net of related expense	0	24,637
Stock compensation	1,862	700
Treasury shares acquired	(47)	(250)
Change in other comprehensive income	2,537	5,051
Ending balance at September 30, 2015 and 2014	$350,280	$235,955

Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Capital ratios remain healthy and are well above regulatory requirements for well-capitalized institutions.

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well Capitalized*
September 30, 2015:
Common equity Tier 1 ratio (CET1)	12.94%	12.79%	6.5%
Tier 1 capital ratio	14.73%	12.79%	8%
Total risk-based capital ratio	15.55%	13.61%	10%
Tier 1 leverage ratio	10.56%	9.17%	5%

* For subsidiary bank only

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast National can pay over $75 million of dividends to the Company.

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

FINANCIAL CONDITION

Total assets increased $1.016 billion or 43.0% from September 30, 2014 to $3.4 billion at September 30, 2015. The acquisition of BANKshares and Grand, along with organic growth, has driven this balance sheet success.

LOAN PORTFOLIO

Total loans (net of unearned income) were $2.1 billion at September 30, 2015, $708.4 million or 50.9% more than at September 30, 2014, and $277.6 million or 15.2% more than at December 31, 2014. The BANKshares acquisition on October 1, 2014 and Grand acquisition on July 17, 2015, contributed $365 million and $112 million in loans, respectively. The Company continues to look for opportunities to invest excess liquidity, and believes the best current use is to fund loan growth. Additional new commercial relationship managers hired over the past three years have increased loan growth, and are expected to continue to do so prospectively. The following tables detail loan portfolio composition at September 30, 2015, December 31, 2014 and September 30, 2014:

September 30, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$80,406	$462	$15,168	$96,036
Commercial real estate	737,506	10,071	243,610	991,187
Residential real estate	671,530	1,008	50,395	722,933
Commercial and financial	166,059	1,132	43,144	210,335
Consumer	75,050	0	3,422	78,472
Other loans	484	0	0	484
NET LOAN BALANCES (1)	$1,731,035	$12,673	$355,739	$2,099,447

December 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commercial and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other loans	512	0	0	512
NET LOAN BALANCES (1)	$1,488,005	$7,814	$326,066	$1,821,885

September 30, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$57,851	$0	$0	$57,851
Commercial real estate	570,659	0	0	570,659
Residential real estate	623,265	0	0	623,265
Commercial and financial	91,300	0	0	91,300
Consumer	47,645	0	0	47,645
Other loans	362	0	0	362
NET LOAN BALANCES (1)	$1,391,082	$0	$0	$1,391,082

The Company defines commercial real estate in accordance with the guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) issued by the federal bank regulatory agencies in 2006.

Commercial real estate mortgages were higher by $420.5 million or 73.7% to $991.2 million at September 30, 2015, compared to September 30, 2014, a result of improving loan production and loans acquired in the mergers. Granularity of commercial real estate lending is an aim, with office buildings of $239.1 million comprising the largest concentration, a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2015 aggregated to $118.6 million (versus $106.7 million a year ago) and for the 43 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $350.4 million, of which $291.5 million was funded (compared to 29 relationships of $233.2 million a year ago, of which $202.9 million was funded).

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $712 million and $279 million, respectively, at September 30, 2015, compared to $390 million and $181 million, respectively, a year ago.

Adjustable and fixed rate residential real estate mortgages were higher at September 30, 2015, by $18.0 million or 4.3% and $18.4 million or 20.0%, respectively, compared to a year ago. At September 30, 2015, approximately $435 million or 60% of the Company’s residential mortgage balances were adjustable (including hybrid adjustable rate mortgages), compared to $417 million or 67% at September 30, 2014. Loans secured by residential properties having fixed rates totaled approximately $111 million at September 30, 2015, of which 15- and 30-year mortgages totaled approximately $26 million and $85 million, respectively. The remaining fixed rate balances were comprised of home improvement loans, most with maturities of 10 years or less, that increased $18.0 million or 34.5% since September 30, 2014. In comparison, loans secured by residential properties having fixed rates totaled approximately $92 million at September 30, 2014, with 15- and 30-year fixed rate residential mortgages totaling approximately $22 million and $70 million, respectively. The Company also has a growing home equity line portfolio, primarily floating rates, totaling approximately $107 million at September 30, 2015, higher than the $62 million that was outstanding at September 30, 2014, and validating improving property values.

Reflecting the impact of improved economic conditions and the BankFIRST and Grand acquisitions, commercial loans outstanding at third quarter end 2015 increased to $210.3 million, more than doubling from $91.3 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

At September 30, 2015, the Company had unfunded commitments to make loans of $335 million, compared to $168 million at September 30, 2014.

Loan Concentrations

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility. Commercial loan relationships greater than $10 million were reduced by $62.8 million to $98.8 million (or 4.7% of the total loan portfolio) at September 30, 2015, compared with $161.7 million (or 13.0% of the total portfolio) at year-end 2010.

Concentrations in total construction and land development loans and total commercial real estate (CRE) loans (as defined by regulatory guidance) have been substantially reduced. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, have decreased from 39% and 218%, respectively, at December 31, 2010, to 30% and 198%, respectively, as of September 30, 2015.

ALLOWANCE FOR LOAN LOSSES

Management continuously monitors the quality of the loan portfolio and maintains an allowance for loan losses it believes sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses totaled $19.3 million at September 30, 2015, compared to $17.6 million at September 30, 2014. This amount was $2.3 million more than at December 31, 2014, reflecting the growth in the portfolio. The allowance for loan losses (“ALLL”) framework has four basic elements. Specific allowances for loans individually evaluated for impairment. General allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated. Specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows. General allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of September 30, 2015, the specific allowance related to impaired loans individually evaluated totaled $3.1 million, compared to $4.4 million as of September 30, 2014.

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

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at September 30, 2015 include loans acquired from BANKshares on October 1, 2014, and Grand on July 17, 2015, that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. This amount will accrete into interest income over the remaining lives of the related loans on a level yield basis, but remains adequate at September 30, 2015.

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

Net recoveries for the first and second quarters of 2015 totaled $217,000 and $217,000, respectively, and net charge-offs summed to $450,000 for the third quarter of 2015. In comparison, net recoveries of $139,000, $112,000, and $856,000 were recorded for the same periods in 2014. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential real estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2015 and December 31, 2014. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio and that with stabilizing market conditions, future charge-offs should continue to decline.

The allowance as a percentage of portfolio loans outstanding was 0.92% at September 30, 2015, compared to 1.26% at September 30, 2014. Excluding acquired loans, the allowance as a percentage of portfolio loans outstanding was 1.11% at September 30, 2015, compared to 1.26% at September 30, 2014. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of September 30, 2015, compared to September 30, 2014. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions and the acquired loans, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance will likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy continues to improve.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2015, the Company had $1.810 billion in loans secured by real estate, representing 86.2% of total loans, up from $1.252 billion but slightly lower as a percent of total loans (versus 90.0%) at September 30, 2014. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

NONPERFORMING ASSETS

Nonperforming assets (“NPAs”) at September 30, 2015 totaled $24.5 million and were comprised of $14.5 million of nonaccrual portfolio loans, $2.6 million of nonaccrual purchased loans, $4.2 million of non-acquired other real estate owned (“OREO”) and $3.2 million of acquired OREO. In comparison, NPAs at September 30, 2014 totaled $24.0 million (comprised of $18.9 million in nonaccrual loans and $5.0 million of OREO). At September 30, 2015, approximately 98.4% of nonaccrual loans were secured with real estate, the remainder principally by marine vessels, automobiles and trucks. At September 30, 2015, nonaccrual loans have been written down by approximately $4.4 million or 22.2% of the original loan balance (including specific impairment reserves).

As anticipated, the Company closed a number of OREO sales during the last twelve months that reduced non-acquired OREO outstanding. Since September 30, 2014, non-acquired OREO has declined $0.8 million or 16.6%. This is reflective of our improving credit quality.

The table below shows the nonperforming loan inflows by quarter for 2015, 2014 and 2013:

New Nonperforming Loans
(Dollars in thousands)	2015	2014	2013	2012
First quarter	$2,576	$1,651	$2,868	$20,207
Second quarter	2,349	810	2,949	17,291
Third quarter	820	523	2,019	14,521
Fourth quarter		5,525	2,167	6,891

During the nine months ended September 30, 2015, $5.7 million in loans were moved to nonperforming, compared to $8.5 million for all of 2014. Of the $5.5 million total for the fourth quarter 2014, $4.0 million was related to loans purchased in the fourth quarter. Most of these loans are collateralized by real estate. NPAs are subject to changes in the economy, both nationally and locally, changes in monetary and fiscal policies, changes in borrowers’ payment behaviors and changes in conditions affecting various borrowers from Seacoast National. Based on lower classified assets and impaired loan balances as of September 30, 2015, management believes that prospective inflows to nonaccrual loans will continue to be reduced.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $20.5 million at September 30, 2015 compared to $29.0 million at September 30, 2014, with $3.4 million of the decline in accruing TDR commercial real estate mortgages and $3.5 million in accruing TDR residential real estate mortgages. The tables below set forth details related to nonaccrual and restructured loans.

				Accruing
September 30, 2015	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$8	$519	$527	$289
Commercial	343	42	385	61
Individuals	0	282	282	365
	351	843	1,194	715
Residential real estate mortgages	524	10,323	10,847	12,203
Commercial real estate mortgages	2,614	2,188	4,802	7,220
Real estate loans	3,489	13,354	16,843	20,138
Commercial and financial	0	0	0	18
Consumer	68	199	267	387
	$3,557	$13,553	$17,110	$20,543

At September 30, 2015 and 2014, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2015		2014
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	94	$16,255	108	$21,258
Maturity extended with change in terms	62	7,459	76	9,766
Forgiveness of principal	0	0	1	1,588
Chapter 7 bankruptcies	48	2,816	57	3,691
Not elsewhere classified	14	1,876	10	2,548
	218	$28,406	252	$38,851

During the first nine months of 2015, newly identified TDRs totaled $2.2 million, compared to $5.5 million for all of 2014. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding September 30, 2015 defaulted during the nine months ended September 30, 2015, or for the first nine months of 2014. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned.

At September 30, 2015, portfolio loans totaling $34.7 million were considered impaired (comprised of nonaccrual, loans 90 days or more past due, and TDRs) and $3.1 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $47.9 million and $4.4 million, respectively, at September 30, 2014.

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

CASH AND CASH EQUIVALENTS

Total cash and cash equivalents decreased slightly, by $0.1 million, during the first nine months of 2015, compared to December 31, 2014.

SECURITIES

At September 30, 2015, the Company had no trading securities, $728.2 million in securities available for sale (representing 77.7% of the total portfolio), with the remainder of $209.0 million in securities held for investment (representing 22.3% of the total portfolio). The Company's total securities portfolio increased $158.9 million or 20.4% from September 30, 2014, primarily as a result of efforts to invest excess liquidity and short-term borrowings, and the addition of securities from the mergers with BANKshares and Grand. Since year-end, the total securities portfolio decreased modestly, by $12.1 million or 1.3%.

As part of the Company’s interest rate risk management process, an average duration for the securities portfolio is targeted. In addition, securities are acquired which return principal monthly that can be reinvested.

The effective duration of the investment portfolio at September 30, 2015 was 3.3 years, compared to a year ago when the duration was 3.8 years.

At September 30, 2015, available for sale securities had gross unrealized losses of $5.6 million and gross unrealized gains of $4.3 million, compared to gross unrealized losses of $9.4 million and gross unrealized gains of $4.4 million at December 31, 2014. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews during the first, second and quarters of 2015 and all four quarters of 2014, it was determined that unrealized losses were not other-than-temporarily impaired, and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Critical Accounting Estimates–Fair Value Measurements”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

DEPOSITS AND BORROWINGS

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $933.7 million or 51.6% to $2.74 billion at September 30, 2015, compared to one year earlier. The acquisition of BANKshares in the fourth quarter 2014 contributed approximately $516.3 million in total deposits. The acquisition of Grand in July 2015 contributed approximately $188.4 million in total deposits. Since September 30, 2014, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $526.2 million or 50.6% to $1.57 billion, noninterest bearing demand deposits increased $347.9 million or 66.6% to $869.9 million, and CDs increased $59.7 million or 24.2% to $306.6 million.

Excluding the Grand acquisition, total deposits increased $140.4 million since December 31, 2014, reflecting strong household growth and, in part, due to $42.2 million from relationships with governmental entities. Also contributing was an increased focus on small business relationships in the more populated metropolitan areas of Palm Beach County and Central Florida.

Customer repurchase agreements totaled $148.6 million at September 30, 2015, increasing $24.2 million or 19.4% from September 30, 2014. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Funds from local government entities comprise a significant amount of the outstanding balance, with safety a major concern for these customers.

At September 30, 2015, other borrowings were comprised of subordinated debt of $69.9 million related to trust preferred securities issued by trusts organized or acquired by the Company, and advances from the Federal Home Loan Bank (“FHLB”) of $50.0 million. The FHLB advances mature in 2017. For 2015 and 2014, the weighted average cost of these FHLB advances was 3.22%.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the October 1, 2014 BANKshares acquisition the Company inherited three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. Also, as part of the Grand acquisition, the Company inherited an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $5.4 million lower than face value and amortizing into interest expense over their remaining term to maturity. All trust preferred securities are guaranteed by the Company on a junior subordinated basis.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.38% for the nine month period ended September 30, 2015, compared to 1.87% for all of 2014.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $335 million at September 30, 2015 and $168 million at September 30, 2014.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s most recent Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 10.3% if interest rates are shocked 200 basis points up over the next 12 months and 4.8% if interest rates are shocked up 100 basis points. This compares with the Company’s third quarter 2014 model simulation, which indicated net interest income would increase 7.1% if interest rates are shocked 200 basis points up over the next 12 months and 3.9% if interest rates are shocked up 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company’s most recent ALCO model simulation had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 14.8%. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2015, Seacoast National had available unsecured lines of $40 million and lines of credit under current lendable collateral value, which are subject to change, of $868 million. Seacoast National had $575 million of United States Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, and had an additional $275 million in residential and commercial real estate loans available as collateral. In comparison, at September 30, 2014, the Company had available unsecured lines of $35 million and lines of credit of $565 million, and had $509 million of Treasury and Government agency securities, mortgage backed securities and collateral lending obligations not pledged and available for use under repurchase agreements, as well as an additional $145 million in residential and commercial real estate loans available as collateral.

Liquidity, as measured in the form of cash and cash equivalents (including interest bearing deposits), totaled $100.6 million on a consolidated basis at September 30, 2015 as compared to $58.9 million at September 30, 2014. The composition of cash and cash equivalents has changed from a year ago. Over the past twelve months, cash and due from banks increased $29.7 million to $69.6 million and interest bearing deposits increased to $31.0 million from $19.0 million. The interest bearing deposits are maintained in Seacoast’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast National’s securities and loan portfolios. Our intent is to reinvest excess liquidity into the loan and securities portfolios.

The Company does not rely on and is not dependent on off-balance sheet financing or wholesale funding.

The Company is a legal entity separate and distinct from Seacoast National and its other subsidiaries. Various legal limitations, including Section 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W, restrict Seacoast National from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company has traditionally relied upon dividends from Seacoast National and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. At September 30, 2015, the Company had cash and cash equivalents at the parent of approximately $44.5 million, compared to $38.3 million at December 31, 2014.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted model estimates of EVE for higher rates. Based on our third quarter 2015 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 10.4% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 19.0%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2015 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first nine months of 2015, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/15 to 1/31/15	0	$0.00	179,828	235,172
2/1/15 to 2/28/15	2,880	12.66	182,708	232,292
3/1/15 to 3/31/15	0	0.00	182,708	232,292
Total - 1st Quarter	2,880	12.66	182,708	232,292

4/1/15 to 4/30/15	740	14.13	183,448	231,552
5/1/15 to 5/31/15	0	0.00	183,448	231,552
6/1/15 to 6/30/15	0	0.00	183,448	231,552
Total - 2nd Quarter	740	14.13	183,448	231,552

7/1/15 to 7/31/15	0	0.00	183,448	231,552
8/1/15 to 8/31/15	0	0.00	183,448	231,552
9/1/15 to 9/30/15	0	0.00	183,448	231,552
Total - 3rd Quarter	0	0.00	183,448	231,552

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 9, 2015	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 9, 2015	/s/ Stephen A. Fowle
STEPHEN A. FOWLE
Executive Vice President & Chief Financial Officer

