Form 10-K
period 2015-12-31
SEACOAST BANKING CORP OF FLORIDA
filed 2016-03-14
CIK 730708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

YES ☐            NO ☒

The aggregate market value of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2015, as reported on the Nasdaq Global Select Market, was $376,755,361. The number of shares outstanding of Seacoast Banking Corporation of Florida common stock, par value $0.10 per share, as of February 29, 2016, was 34,628,589.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s 2016 Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2016 (the “2016 Proxy Statement”) are incorporated by reference into Part III, Items 10 through 14 of this report. Other than those portions of the 2016 Proxy Statement specifically incorporated by reference herein pursuant to Items 10 through 14, no other portions of the 2016 Proxy Statement shall be deemed so incorporated.

SPECIAL CAUTIONARY NOTICE
REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference herein which are not statements of historical fact, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Seacoast Banking Corporation of Florida (“Seacoast” or the “Company”) to be materially different from those set forth in the forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of current and future economic, business and market conditions in the United States generally or in the communities we serve;

•	changes in governmental monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;

•	changes in accounting policies, rules and practices and applications or determinations made thereunder;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate in the United States and in the communities we serve, which could impact write-downs of assets, our ability to liquidate non-performing assets, realized losses on the disposition of non-performing assets and increased credit losses;

•	our ability to comply with any requirements imposed on us or on our banking subsidiary, Seacoast National Bank (“Seacoast National”) by regulators and the potential negative consequences that may result;

•	our concentration in commercial real estate loans;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the impact on the valuation of our investments due to market volatility or counterparty payment risk;

•	statutory and regulatory restrictions on our ability to pay dividends to our shareholders;

•	any applicable regulatory limits on Seacoast National’s ability to pay dividends to us;

•	increases in regulatory capital requirements for banking organizations generally, which may adversely affect our ability to expand our business or could cause us to shrink our business;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	inability of our risk management framework to manage risks associated with our business such as credit risk and operational risk, including third party vendors and other service providers;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports filed with the Securities and Exchange Commission (the “Commission” or “SEC”) and available on its website at www.sec.gov.

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

As of December 31, 2015, we had total consolidated assets of approximately $3.535 billion, total deposits of approximately $2.844 billion, total consolidated liabilities, including deposits, of approximately $3.181 billion and consolidated shareholders’ equity of approximately $353.5 million. Our operations are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations.”

We and our subsidiaries offer a full array of deposit accounts and retail banking services, engage in consumer and commercial lending and provide a wide variety of trust and asset management services, as well as securities and annuity products to our customers. Seacoast National had 43 traditional banking offices in 14 counties in Florida at year-end 2015. We have 18 branches in the “Treasure Coast of Florida,” including the counties of Martin, St. Lucie and Indian River on Florida’s southeastern coast. During 2013, we expanded our footprint by strategically opening five new commercial lending offices in the larger metropolitan markets we serve, more specifically, three in Orlando, one in Boca Raton, and one in Ft. Lauderdale, Florida. More recently, in October 2014, we acquired 12 branches in Central Florida through our acquisition of The BANKshares, Inc., a Florida corporation (“BANKshares”), and its subsidiary bank, BankFIRST, and in July 2015, we acquired 3 branches in Palm Beach County (closing one branch in close proximity to an existing Seacoast branch) through our acquisition of Grand Bankshares, Inc., a Florida corporation (“Grand Bankshares”), and its subsidiary bank, Grand Bank (“Grand”).

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

We also offer Internet and Mobile banking to business and retail customers. These services allow customers to access transactional information on their deposit accounts, review loan and deposit balances, transfer funds between linked accounts and deposit checks to and loan payments from a deposit account, all over the Internet or their Mobile device, 24 hours a day, seven days a week. Seacoast National has significantly expanded its technology platform and the products offered to its customers by introducing digital deposit capture on smart phones, launching new consumer and business tablet and mobile platforms, rebranding its website, and enhancing its automatic teller machine capabilities.

Seacoast National also provides brokerage and annuity services. Seacoast National personnel involved with the sale of these services are dual employees with Invest Financial Corporation, the company through which Seacoast National presently conducts its brokerage and annuity services.

Seacoast National has seven, wholly-owned subsidiaries:

•	FNB Insurance Services, Inc. (“FNB Insurance”), an inactive subsidiary, which was formed to provide insurance agency services;

•	South Branch Building, Inc., which is a general partner in a partnership that constructed a branch facility of Seacoast National;

•	TCoast Holdings, LLC, BR West, LLC, and TC Property Ventures, LLC, each of which was formed to own and operate certain properties acquired through foreclosure. TC Stuart, LLC, similar in operation, was dissolved in the state of Florida on April 26, 2013;

•	Commercial Business Finance, Inc. (“CBF”), a receivables factoring company, acquired in the BANKshares acquisition, that provides working capital financing for small to medium sized businesses; and

•	BankFIRST Realty, Inc., acquired in the BANKshares acquisition, which owns and operates certain properties acquired through foreclosure. We anticipate dissolution of this entity during 2016, when remaining foreclosed properties are expected to be sold.

The operations of each of these direct and indirect subsidiaries represented less than 10% of our consolidated assets and contributed less than 10% to our consolidated revenues in 2015.

We directly own all the common equity in six statutory trusts relating to our trust preferred securities:

•	SBCF Capital Trust I, formed on March 31, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust II, formed on December 16, 2005 for the purpose of issuing $20 million in trust preferred securities;

•	SBCF Statutory Trust III, formed on June 29, 2007 for the purpose of issuing $12 million in trust preferred securities;

•	BankFIRST (FL) Statutory Trust I, formed on December 19, 2002 for the purpose of issuing $5.2 million in trust preferred securities;

•	BankFIRST (FL) Statutory Trust II, formed on March 5, 2004 for the purpose of issuing $4.1 million in trust preferred securities;

•	The BANKshares Capital Trust I, formed on December 15, 2005, for the purpose of issuing $5.2 million in trust preferred securities; and

•	Grand Bankshares Capital Trust I, formed on October 29, 2004, also for the purpose of issuing $7.2 million in trust preferred securities.

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

During May 2015, Seacoast acquired a second receivables factoring location in Boynton Beach, Florida, and operates this office as Seacoast Business Funding, a division of Seacoast National. We believe cost synergies will be obtained by merging the back room operations of this division with that of CBF’s in early 2016, under one division manager.

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

Employees

As of December 31, 2015, we and our subsidiaries employed 665 full-time equivalent employees. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

In July 2015, we acquired Grand, a commercial bank headquartered in West Palm Beach, Florida, with three offices in Palm Beach County. Grand was merged into Seacoast National in July 2015.

In October 2015, Seacoast National entered into a Branch Sale Agreement with BMO Harris Bank N.A. (“BMO”) pursuant to which Seacoast National has agreed to purchase fourteen branches of BMO located in the Orlando MSA, which will add approximately $355 million of deposits, and approximately $70 million in loans. This transaction is expected to close in the first half of 2016, subject to regulatory approval or other customary conditions.

In November 2015, we and Seacoast National entered into an Agreement and Plan of Merger with Floridian Financial Group, Inc., a Florida corporation (“Floridian”), and Floridian’s wholly-owned subsidiary, Floridian Bank, a Florida chartered commercial bank. This acquisition will add approximately $426 million in assets, $361 million in deposits, and $289 million in gross loans. This transaction closed March 11, 2016.

Florida law permits statewide branching, and Seacoast National has expanded, and anticipates future expansion, by opening additional bank offices and facilities, as well as by acquisition of other financial institutions and branches. Since 2002, we have opened and acquired 34 new offices in 14 counties of Florida. With technology improvements and changes to our customers’ banking preferences, we have also rationalized our branch footprint by closing and consolidating certain branches. Since 2007, we have closed 19 offices in seven counties of Florida, with three offices consolidated during 2015, five offices consolidated in December 2014, and two offices consolidated in January 2013. During 2013, we opened five new commercial lending offices in our larger metropolitan locations in Florida, with three opened in Orlando, one in Ft. Lauderdale and one in Boca Raton. The Seacoast Marine Finance Division operates a loan production office in Ft. Lauderdale, Florida, and has representation in California, Washington and Arizona. For more information on our branches and offices see “Item 2. Properties”. As part of our overall strategic growth plan, we intend to regularly evaluate possible mergers, acquisitions and other expansion opportunities. We believe that with the current economic environment, there may be additional opportunities for us to acquire and consolidate other financial institutions in the State of Florida.

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

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and Seacoast National’s business. As a bank holding company under federal law, we are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a national bank, our primary bank subsidiary, Seacoast National, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”). In addition, as discussed in more detail below, Seacoast National and any other of our subsidiaries that offer consumer financial products could be subject to regulation, supervision, and examination by the Consumer Financial Protection Bureau (“CFPB”). Supervision, regulation, and examination of us, Seacoast National and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, rather than holders of our capital stock. Any change in laws, regulations, or supervisory actions, whether by the OCC, the Federal Reserve, the FDIC, the CFPB, or Congress, could have a material adverse impact on us and Seacoast National.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2015 are included in this report under “Section 9A. Controls and Procedures.”

Recent Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, the imposition of increased capital, leverage and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Provisions of the Dodd-Frank Act that have affected or are likely to affect our operations or the operations of Seacoast National include:

•	Creation of the CFPB with centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.

•	New limitations on federal preemption.

•	New prohibitions and restrictions on the ability of a banking entity to engage in proprietary trading for its own account and have certain interests in, or relationships with, certain unregistered hedge funds, private equity funds and commodity pools (together, “covered funds”).

•	Application of new regulatory capital requirements, including changes to leverage and risk-based capital standards and changes to the components of permissible tiered capital.

•	Requirement that holding companies and their subsidiary banks be well capitalized and well managed in order to engage in activities permitted for financial holding companies.

•	Changes to the assessment base for deposit insurance premiums.

•	Permanently raising the FDIC’s standard maximum insurance amount to $250,000.

•	Repealed the prohibition of the payment of interest on demand deposits.

•	Restrictions on compensation, including a prohibition on incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions that are deemed to be excessive, or that may lead to material losses.

•	Requirement that sponsors of asset-backed securities retain a percentage of the credit risk underlying the securities.

•	Requirement that banking regulators remove references to and requirements of reliance upon credit ratings from their regulations and replace them with appropriate alternatives for evaluating creditworthiness.

The following items and information provided in subsequent sections provide a further description of certain relevant provisions of the Dodd-Frank Act and their potential impact on our operations and activities, both currently and prospectively.

Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the Oversight Council and the CFPB, an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products.. The CFPB’s authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of Seacoast National, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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

The Dodd-Frank Act requires the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Seacoast National, that prohibit incentive compensation arrangements that the agencies determine encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies, but have not yet finalized any rules. We and Seacoast National have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Volcker Rule. In December 2013, the Federal Reserve and other regulators jointly issued final rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. The regulators provided for a Volcker Rule conformance date of July 21, 2015. The Federal Reserve extended the conformance deadline to July 21, 2016 for certain legacy “covered funds” activities and investments in place before December 31, 2013, and the Federal Reserve expressed its intention to grant the last available statutory extension for such covered funds activities until July 21, 2017.

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

Basel III

We were required to comply with higher minimum capital requirements as of January 1, 2015. These new rules (“Revised Capital Rules”) implement the Dodd-Frank Act and a separate international regulatory regime known as “Basel III” (which is discussed below). Prior to January 1, 2015, we and Seacoast National were subject to risk-based capital guidelines issued by the Federal Reserve and the OCC for bank holding companies and national banks, respectively. The risk-based capital guidelines that applied to us and Seacoast National through December 31, 2014, were based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.

The following is a brief description of the relevant provisions of the Revised Capital Rules and their potential impact on our capital levels. Among other things, the Revised Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 Capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting certain requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and note to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulation that apply to us and other banking organizations.

New Minimum Capital Requirements. The Revised Capital Rules required the following initial minimum capital ratios as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

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

Under the Revised Capital Rules, the effects of certain accumulated other comprehensive items (except gains and losses on cash flow hedges where the hedged item is not recognized on a banking organization’s balance sheet at fair value) are not excluded; however, certain banking organizations, including us and Seacoast National, may make a one-time permanent election to continue to exclude these items. The Revised Capital Rules also preclude counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank or thrift holding companies. However, for bank or thrift holding companies that had assets of less than $15 billion as of December 31, 2009 like us, trust preferred securities issued prior to May 19, 2010 can be treated as Tier 1 capital to the extent that they do not exceed 25% of Tier 1 capital after applying all capital deductions and adjustments.

Management believes, at December 31, 2015, that we and Seacoast National meet all capital adequacy requirements under the Revised Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Florida or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states, subject to certain requirements.

Support of Subsidiary Banks by Holding Companies. Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength and to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. Notably, the Dodd-Frank Act has codified the Federal Reserve’s “source of strength” doctrine. In addition, the Dodd-Frank Act’s new provisions authorize the Federal Reserve to require a company that directly or indirectly controls a bank to submit reports that are designed both to assess the ability of such company to comply with its “source of strength” obligations and to enforce the company’s compliance with these obligations.

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

As of December 31, 2015, the consolidated capital ratios of Seacoast and Seacoast National were as follows:

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well-Capitalized*
Common equity Tier 1 ratio (CET1)	13.25%	13.31%	6.5%
Tier 1 capital ratio	15.21%	13.31%	8.0%
Total risk-based capital ratio	16.01%	14.11%	10.0%
Leverage ratio	10.70%	9.36%	5.0%

* For subsidiary bank only

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

FDICIA also contains a variety of other provisions that may affect the operations of our company and Seacoast National, including reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days’ prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized, or are adequately capitalized and have not received a waiver from the FDIC. Seacoast National was well capitalized at December 31, 2015, and brokered deposits are not restricted.

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

Seacoast National recorded net income in 2013, 2014 and 2015, but no dividends were paid to us during any of these years. Prior approval by the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank’s profits, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction, based on our recent profitability, Seacoast National is eligible to distribute dividends up to $81.4 million to us, without prior OCC approval, as of December 31, 2015. Seacoast National has not given any consideration to dividends to the extent permitted by regulation.

No dividends on our common stock were declared or paid in 2013, 2014 or 2015.

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

Effective April 1, 2011, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. The FDIC also established a new assessment rate schedule, as well as alternative rate schedules that become effective when the DIF reserve ratio reaches certain levels. In determining the deposit insurance assessments to be paid by insured depository institutions, the FDIC generally assigns institutions to one of four risk categories based on supervisory ratings and capital ratios.

The Dodd-Frank Act also increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Under proposed rules set forth by the FDIC in October 2015, banks with at least $10 billion in assets would pay a surcharge to enable the reserve ratio to reach 1.35 percent.

Upon inception of the new schedule in 2011, Seacoast National’s overall rate for assessment calculations was 14 basis points. As of September 19, 2013, with the release from its formal agreement with the OCC, Seacoast National’s rate was reduced to 8.15 basis points. As of September 30, 2014 and 2015, Seacoast National’s rate was further reduced to 6.79 basis points and 6.54 basis points, respectively. For Seacoast National, the new methodology has had a favorable effect. Seacoast National’s deposit insurance premiums totaled $2.6 million for 2013, $1.6 million for 2014, and $2.1 million for 2015. The increase in 2015 resulted from total assets increasing due to the full-year impact of the BankFIRST acquisition and Grand acquisition in the third quarter of 2015.

In addition, the FDIC collects FICO deposit assessments, which are calculated off of the assessment base described above. FICO assessments are set quarterly, and our FICO assessment averages 0.59 basis points for all four quarters during 2015. Our FICO assessment rate for the first quarter of 2016 is 0.58 basis points.

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

Transactions with Related Parties. We are a legal entity separate and distinct from Seacoast National and our other subsidiaries. Various legal limitations restrict our banking subsidiaries from lending or otherwise supplying funds to us or our non-bank subsidiaries. We and our banking subsidiaries are subject to Section 23A of the Federal Reserve Act and the corresponding provisions of Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions” to include, among other types of transactions, extensions of credit, and limits a bank’s covered transactions with any of its “affiliates” to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their operating subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities.

We and our bank subsidiaries also are subject to Section 23B of the Federal Reserve Act and the corresponding provisions of Federal Reserve Regulation W thereunder, which generally require covered transactions and certain other transactions between a bank and its affiliates to be on terms, including credit standards, that are substantially the same or at least as favorable to, the bank as those prevailing at the time for similar transactions with unaffiliated companies.

The Dodd-Frank Act generally enhances the restrictions on banks’ transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Specifically, Section 608 of the Dodd-Frank Act broadens the definition of “covered transactions” to include derivative transactions and the borrowing or lending of securities if the transaction will cause a bank to have credit exposure to an affiliate. The revised definition also includes the acceptance of debt obligations of an affiliate as collateral for a loan or extension of credit to a third party. Furthermore, reverse repurchase transactions will be viewed as extensions of credit (instead of asset purchases) and thus become subject to collateral requirements. These expanded definitions took effect on July 21, 2012. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including with respect to the requirement for the OCC, FDIC and Federal Reserve to coordinate with one another.

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations.

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

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. At December 31, 2015, we had outstanding $63.6 million in commercial construction and residential land development loans and $45.1 million in residential construction loans to individuals, which represents approximately 31 percent of Seacoast National’s total risk based capital at December 31, 2015, well below the Guidance’s threshold. At December 31, 2015, the total CRE exposure for Seacoast National represents approximately 196 percent of total risk based capital, below the Guidance’s threshold.

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

Privacy and Data Security.  The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC and the OCC, to prescribe standards for the security of consumer information. Seacoast National is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, Seacoast National must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation.  Activities of Seacoast National are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by Seacoast National, including new rules respecting the terms of credit cards and of debit card overdrafts;

•	govern Seacoast National’s disclosures of credit terms to consumer borrowers;

•	require Seacoast National to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit Seacoast National from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;

•	govern the manner in which Seacoast National may collect consumer debts; and

•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which took effect on January 10, 2014, and has impacted our residential mortgage lending practices, and the residential mortgage market generally. The ATR/QM rule requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, under rules that became effective December 24, 2015, the securitizer of asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.” These definitions are expected to significantly shape the parameters for the majority of consumer mortgage lending in the U.S.

Reflecting the CFPB's focus on the residential mortgage lending market, the CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) and has finalized integrated mortgage disclosure rules that replace and combine certain requirements under the Truth in Lending Act and the Real Estate Settlement Procedures Act. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts. The CFPB has indicated that it expects to issue additional mortgage-related rules in the future.

It is anticipated that the CFPB will engage in numerous other rulemakings in the near term that may impact our business, as the CFPB has indicated that, in addition to specific statutory mandates, it is working on a wide range of initiatives to address issues in markets for consumer financial products and services. The CFPB has also undertaken an effort to “streamline” consumer regulations and has established a database to collect, track and make public consumer complaints, including complaints against individual financial institutions.

The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices (“UDAAP”) and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate this prohibition, certain aspects of these standards are untested, which has created some uncertainty regarding how the CFPB will exercise this authority. The CFPB has, however, begun to bring enforcement actions against certain financial institutions for UDAAP violations and issued some guidance on the topic, which provides insight into the agency’s expectations regarding these standards. Among other things, CFPB guidance and its UDAAP-related enforcement actions have emphasized that management of third-party service providers is essential to effective UDAAP compliance and that the CFPB is particularly focused on marketing and sales practices.

We cannot fully predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.

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

Other Regulatory Matters. We and our subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority. (“FINRA”), the Public Company Accounting Oversight Board (“PCAOB”), Nasdaq and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

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

At December 31, 2015 and 2014, our nonperforming loans (which consist of nonaccrual loans) totaled $17.4 million and $21.1 million, or 0.8 percent and 1.2 percent of the loan portfolio, respectively. At December 31, 2015 and 2014, our nonperforming assets (which include foreclosed real estate) were $24.4 million and $28.6 million, or 0.7 percent and 0.9 percent of assets, respectively. In addition, we had approximately $2.6 million and $6.1 million in accruing loans that were 30 days or more delinquent at December 31, 2015 and 2014, respectively. Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. Until economic and market conditions improve, we may incur additional losses relating to an increase in nonperforming loans. If economic conditions and market factors negatively and/or disproportionately affect some of our larger loans, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for loan losses. Any further increase in our nonperforming assets and related increases in our provision for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

While we have reduced our problem assets significantly, decreases in the value of these remaining assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

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

Our ability to realize our deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support our deferred tax amount. Additionally, the amount of net operating loss carry-forwards and certain other tax attributes realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code (“Section 382”) by issuance of our capital securities or purchase of concentrations by investors..

As of December 31, 2015, we had deferred tax assets of $60.2 million, based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset.

The Company recorded income for 2013, 2014 and 2015. Management expects to realize the $60.2 million in deferred tax assets well in advance of the statutory carryforward period, based on its forecast of future taxable income. We consider positive and negative evidence, including the impact of reversals of existing taxable temporary differences, tax planning strategies and projected earnings within the statutory tax loss carryover period. This process requires significant judgment by management about matters that are by nature uncertain. If we were to conclude that significant portions of our deferred tax assets were not more likely than not to be realized (due to operating results or other factors), a requirement to establish a valuation allowance could adversely affect our financial position and results of operation, thereby negatively affecting our stock price.

The amount of net operating loss carry-forwards and certain other tax attributes realizable annually for income tax purposes may be reduced by an offering and/or other sales of our capital securities, including transactions in the open market by 5% or greater shareholders, if an ownership change is deemed to occur under Section 382. The determination of whether an ownership change has occurred under Section 382 is highly fact specific and can occur through one or more acquisitions of capital stock (including open market trading) if the result of such acquisitions is that the percentage of our outstanding common stock held by shareholders or groups of shareholders owning at least 5% of our common stock at the time of such acquisition, as determined under Section 382, is more than 50 percentage points higher than the lowest percentage of our outstanding common stock owned by such shareholders or groups of shareholders within the prior three-year period. The sale of common stock in August 2009 is no longer within the prior three-year look back period as required by Section 382 and reduced, but did not eliminate the possible negative effects of a change in ownership. As previously disclosed on May 27, 2011, we adopted an amendment to our Amended and Restated Articles of Incorporation, as amended (“Articles of Incorporation”) that is intended to help preserve our net operating losses (the “Protective Amendment”), however, such amendment may not be effective. Based upon independent analysis, management does not believe the common stock offering in November 2013, subsequent reverse stock split in December 2013, and common stock issued in regards to the BANKshares and Grand acquisitions in October 2014 and July 2015, respectively, have any negative implications for the Company under Section 382. Deferred taxes for Section 382 events netting to $1.4 million were recorded by BANKshares for acquisition activity prior to our merger on October 1, 2014, and were migrated and recorded to the Company’s financial statements.

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

Attractive acquisition opportunities may not be available to us in the future, and failure to effectively integrate acquisition targets or our inability to achieve expected benefits from an acquisition may adversely impact our results.

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

Commercial real estate (“CRE”) is cyclical and poses risks of loss to us due to our concentration levels and risks of the asset, especially during a difficult economy. As of December 31, 2015 and 2014, 49.8 percent and 48.9 percent of our loan portfolio were comprised of CRE loans, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. During 2015, we recorded a $2.6 million provision for loan losses, compared to a $3.5 million recapture of provisioning for losses during 2014, and compared to an addition of $3.2 million in 2013.

Seacoast National has a written CRE concentration risk management program and monitors its exposure to CRE; however, there is no guarantee that the program will be effective in managing our concentration in CRE. Seacoast National’s CRE concentrations as of December 31, 2015 were favorably below regulatory guidance.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our non-core funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta (the “FHLB”) and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are also other sources of liquidity available to us or Seacoast National should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.

We consider our liquidity to be very strong at year-end 2015 and we anticipate no difficulty in financing or capitalizing our activities. However, our access to funding sources in amounts adequate or on terms which are acceptable to us could be impaired by other factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors. Although we have historically been able to replace maturing deposits and FHLB advances as necessary, we might not be able to replace such funds in the future and can lose a relatively inexpensive source of funds and increase our funding costs if, among other things, customers move funds out of bank deposits and into alternative investments, such as the stock market, that may be perceived as providing superior expected returns. We may be required to seek additional regulatory capital through capital raises at terms that may be very dilutive to existing shareholders.

Our ability to borrow could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and deterioration in credit markets.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay interest on our trust preferred securities or reinstate dividends.

We are a legal entity separate and distinct from Seacoast National and our other subsidiaries. Our primary source of revenue consists of dividends from Seacoast National. These dividends are the principal source of funds to pay dividends on our common stock, interest on our trust preferred securities and interest and principal on our debt. Various laws and regulations limit the amount of dividends that Seacoast National may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make payments on our trust preferred securities or reinstate dividend payments to our common shareholders. We do not expect to pay dividends on our common stock to shareholders in the foreseeable future and expect to retain all earnings, if any, to support our growth.

We must effectively manage our interest rate risk. The impact of changing interest rates on our results is difficult to predict and changes in interest rates may impact our performance in ways we cannot predict.

Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest income paid to us on our loans and investments and the interest we pay to third parties such as our depositors, lenders and debt holders. Changes in interest rates can impact our profits and the fair values of certain of our assets and liabilities. Prolonged periods of unusually low interest rates may have an incrementally adverse effect on our earnings by reducing yields on loans and other earning assets over time. Increases in market interest rates may reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their debt service obligations through the periodic reset of adjustable interest rate loans. If our borrowers’ ability to pay their loans is impaired by increasing interest payment obligations, our level of nonperforming assets would increase, producing an adverse effect on operating results. Increases in interest rates can have a material impact on the volume of mortgage originations and re-financings, adversely affecting the profitability of our mortgage finance business. Interest rate risk can also result from mismatches between the dollar amounts of re-pricing or maturing assets and liabilities and from mismatches in the timing and rates at which our assets and liabilities re-price. We actively monitor and manage the balances of our maturing and re-pricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurance that we will be able to avoid material adverse effects on our net interest margin in all market conditions.

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

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills, transfer funds directly and even obtain loans without banks. This process could result in the loss of interest and fee income, as well as the loss of customer deposits and the income generated from those deposits. The impact to our loan growth may be more significant prospectively.

Regulatory compliance burdens and associated costs have increased and adversely affect our business.

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

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, growth opportunities, or an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our compliance with regulatory requirements, would be adversely affected.

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

As of April 1, 2011, the FDIC implemented its new calculation methodology for insurance assessments, applying revised risk category ratings for calculating assessments to total assets less Tier 1 risk-based capital. Deposits are no longer utilized as the primary base and the base assessment rates vary depending on the DIF reserve ratio. We have not experienced any negative impact to our consolidated financial statements as a result of the new method as of December 31, 2015.

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

We operate in the highly competitive markets of Martin, St. Lucie, Brevard, Indian River and Palm Beach and Broward Counties in southeastern Florida, the Orlando, Florida metropolitan statistical area in Orange, Seminole and Lake County, as well as in Volusia County, and more rural competitive counties in the Lake Okeechobee, Florida region. Our future growth and success will depend on our ability to compete effectively in these and other potential markets. We compete for loans, deposits and other financial services in geographic markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.

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

In our ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems of financial institutions are under significant threat from cyber-attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls.

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

We are currently authorized to issue up to 60 million shares of common stock, of which 34,351,409 shares were outstanding as of December 31, 2015, and up to 4 million shares of preferred stock, of which no shares are outstanding. Subject to certain NASDAQ requirements, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the remaining authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

Ownership concentrations of our common stock and actions by large shareholders may affect the market price of our common stock.

A substantial number of shares of our common stock are owned by a small number of large institutional investors, and those shares could be sold into the public market pursuant to the registration rights of such institutional investors. In the event of these large shareholders elect to sell their shares, such sales or attempted sales could result in significant downward pressure on the market price of our common stock and actual price declines.

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

Adjacent to the main office, Seacoast National leases approximately 21,400 square feet of office space from third parties to house operational departments, consisting primarily of information systems and retail support. Seacoast National owns its equipment, which is used for servicing bank deposits and loan accounts as well as on-line banking services, and providing tellers and other customer service personnel with access to customers’ records. In addition, Seacoast National owns an operations center consisting of a 4,939 square foot building situated on 1.44 acres in Okeechobee, Florida. Our PGA Blvd. branch is utilized as a disaster recovery site should natural disasters or other events preclude the use of Seacoast National’s primary operations center.

Seacoast currently operates its Seacoast Marine Finance Division in a 2,009 square foot leased facility in Ft. Lauderdale, Florida, and has representation in California, Washington and Arizona. The 1,200 square foot leased space in Newport Beach, California was closed at December 31, 2014.

CBF, our receivables factoring company occupies 1,511 square feet of leased space on the first floor of the Winter Park branch in Orlando, Florida. Seacoast Business Finance, a receivables factoring division of Seacoast National added in May 2015, occupies 6,000 square feet of leased space in Boynton Beach, Florida.

Seacoast National owns or leases all of the real property and/or buildings in which we operate our business. As of December 31, 2015, we and our subsidiaries had 42 branch offices, five commercial lending offices and its main office in Florida at December 31, 2015. As of December 31, 2015, the net carrying value of these offices (excluding the main office) was approximately $41.1 million. Seacoast National’s branch and commercial lending offices in 2015 are generally described as follows:

Branch Office	Year Opened/Acquired	Square Feet	Owned/Leased

Jensen Beach 1000 N.E. Jensen Beach Blvd. Jensen Beach, FL 34957	1977	1,920	Owned

East Ocean 2081 East Ocean Blvd Stuart, FL 34996	1978 (relocated in 1995)	2,300	Owned; closed in February 2015; moved to OREO to sell

Cove Road 5755 S.E. U.S. Highway 1 Stuart, FL 34997	1983	3,450	Leased

Westmoreland 1108 S.E. Port St. Lucie Blvd. Port St. Lucie, FL 34952	1985 (relocated in 2008)	4,468 (with 1,179 leased to tenants)	Owned building located on leased land

Wedgewood Commons 3200 U.S. Highway 1 Stuart, FL 34997	1988 (relocated in 2009)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land.

Bayshore 247 S.W. Port St. Lucie Blvd. Port St. Lucie, FL 34984	1990	3,520	Leased; expected to close in 2016

Hobe Sound 11711 S.E. U.S. Highway 1 Hobe Sound, FL 33455	1991	8,000 (with 1,225 available to be leased to tenants)	Owned

Fort Pierce 1901 South U.S. Highway 1 Fort Pierce, FL 34950	1991 (relocated in 2008)	5,477 (with 2,641 available to be leased to tenants)	Owned building located on leased land

Martin Downs 2601 S.W. High Meadow Ave. Palm City, FL 34990	1992	3,960	Owned

Tiffany 9698 U.S. Highway 1 Port St. Lucie, FL 34952	1992	8,250	Owned

Vero Beach 1206 U.S. Highway 1 Vero Beach, FL 32960	1993	3,300	Owned

Cardinal 2940 Cardinal Dr. Vero Beach, FL 32963	1993 (relocated in 2008)	5,435	Leased

St. Lucie West 1100 S.W. St. Lucie West Blvd. Port St. Lucie, FL 34986	1994 (relocated in 1997)	4,320	Leased

South Vero Square 752 U.S. Highway 1 Vero Beach, FL 32962	1997	3,150	Owned; closed in December 2015 and moved to OREO to sell

Sebastian West 1110 Roseland Rd. Sebastian, FL 32958	1998	3,150	Owned

Tequesta 710 N. U.S. Highway 1 Tequesta, FL 33469	2003	3,500	Owned

Jupiter 585 W. Indiantown Rd. Jupiter, FL 33458	2004	2,881	Owned building located on leased land

Vero 60 West 6030 20th Street Vero Beach, FL 32966	2005	2,500	Owned

Maitland 541 S. Orlando Ave. Maitland, FL 32751	2005	4,536	Leased

PGA Blvd. 3001 PGA Blvd. Palm Beach Gardens, FL 33410	2006	13,454	Leased

South Parrott 1409 S. Parrott Ave. Okeechobee, FL 34974	2006	8,232	Owned

North Parrott 500 N. Parrott Ave. Okeechobee, FL 34974	2006	3,920	Owned

Arcadia 1601 E. Oak St. Arcadia, FL 34266	2006 (expanded in 2008)	3,256	Owned

Moore Haven 501 U.S. Highway 27 Moore Haven, FL 33471	2006 (relocated from leased premises in 2012)	4,415	Owned; expected to close in 2016

Clewiston 300 S. Berner Rd. Clewiston, FL 33440	2006	5,661	Owned

LaBelle 17 N. Lee St. LaBelle, FL 33935	2006	2,361	Owned; expected to close in 2016

Lake Placid 199 U.S. Highway 27 North Lake Placid, FL 33852	2006	2,125	Owned; expected to close in 2016

Viera – The Avenues 6711 Lake Andrew Dr. Viera, FL 32940	2007	5,999	Leased; closed in December 2014

Murrell Road 5500 Murrell Rd. Viera, FL 32940	2008	9,041 (with 2,408 leased to tenants and 1,856 available to be leased)	Leased; closed in December 2014

Gatlin Boulevard 1790 S.W. Gatlin Blvd. Port St. Lucie, FL 34953	2008	5,300 (with 2,518 available for leasing)	Owned

Winter Park 1031 West Morse Blvd Winter Park, FL 32789	2014 (acquired through BankFIRST merger; opened 1989)	18,135 (with 9,069 occupied by Seacoast, 1,511 by CBF, and 7,555 available to be leased)	Leased

Winter Garden 13207 West Colonial Dr. Winter Garden, FL 34787	2014 (acquired through BankFIRST merger; opened 1989)	8,081	Owned

Eustis 15119 Highway 441 Eustis, FL 32726	2014 (acquired through BankFIRST merger; opened 1991)	4,699	Owned

Melbourne 300 South Harbor City Blvd. Melbourne, FL 32901	2014 (acquired through BankFIRST merger; opened 1996)	4,558	Owned

Ormond Beach 1240 W. Granada Blvd. Ormond Beach, FL 32174	2014 (acquired through BankFIRST merger; opened 1997)	8,810	Owned

Oviedo 2839 Clayton Crossing Way Oviedo, FL 32765	2014 (acquired through BankFIRST merger; opened 2000)	4,482	Owned

Viera 105 Capron Trial Viera, FL 32940	2014 (acquired through BankFIRST merger; opened 2000)	3,426	Owned

Apopka 345 East Main St. Apopka, FL 32703	2014 (acquired through BankFIRST merger; opened 2001)	4,984	Owned

Port Orange 405 Dunlawton Ave. Port Orange, FL 32127	2014 (acquired through BankFIRST merger; opened 2001)	3,120	Owned

Sanford 3791 West 1st St. Sanford, FL 32771	2014 (acquired through BankFIRST merger; opened 2003)	3,191	Owned

Titusville 4250 South Washington Ave. Titusville, FL 32780	2014 (acquired through BankFIRST merger; opened 2003)	2,050	Owned

Clermont 1000 East Highway 50 Clermont, FL 34711	2014 (acquired through BankFIRST merger; opened 2005)	7,354 (with 3,582 leased to tenants)	Owned

Sebastian 1627 U.S. Highway 1, Suite 107 Sebastian, FL 32958	2014	1,190	Leased

Sewall’s Point 3727 S. East Ocean Blvd, #102 Stuart, FL 34996	2014	3,522	Leased

Palm Beach Lakes 2055 Palm Beach Lakes Blvd West Palm Beach, FL 33409	2015 (acquired through Grand Bank merger; opened in 1999)	6,496	Owned

Lantana 2000 Lantana Road Lake Worth, FL 33462	2015 (acquired through Grand Bank merger; opened in 2000)	2,777	Owned

Commercial lending offices	Opened In	Square Feet	Owned/Leased

Hannibal Square 444 W. New England Avenue, Suite 117 Winter Park, FL 32789	2013	2,000	Leased

Rialto 7335 W. Sand Lake Road, Suite 137 Orlando, FL 32819	2013	1,489	Leased

Park Place 7025 County Road 46A, Suite 1091 Heathrow, FL 32746	2013	1,979	Leased

Victoria Park Shoppes 622 North Federal Highway Ft. Lauderdale, FL 33304	2013	1,800	Leased

Town Center 5250 Town Center Circle, Suite 109 Boca Raton, FL 34486	2013	1,495	Leased

For additional information regarding our properties, please refer to Notes G and K of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

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

Our common stock is traded under the symbol “SBCF” on the Nasdaq Global Select Market, which is a national securities exchange (“Nasdaq”). As of February 29, 2016 there were 34,628,589 shares of our common stock outstanding, held by approximately 2,059 record holders.

The table below sets forth the high and low sale prices per share of our common stock on Nasdaq and the dividends paid per share of our common stock for the indicated periods.

	Sales Price per Share of		Quarterly Dividends
	Seacoast Common Stock		Declared Per Share of
	High	Low	Seacoast Common Stock
2014
First Quarter	$12.51	$10.55	$0.00
Second Quarter	11.28	10.00	0.00
Third Quarter	11.27	10.03	0.00
Fourth Quarter	14.24	10.80	0.00
2015
First Quarter	$14.46	$12.02	$0.00
Second Quarter	16.09	13.81	0.00
Third Quarter	16.26	14.11	0.00
Fourth Quarter	16.95	14.10	0.00

Dividends from Seacoast National are our primary source of funds to pay dividends on our common stock. Under the National Bank Act, national banks may in any calendar year, without the approval of the OCC, pay dividends to the extent of net profits for that year, plus retained net profits for the preceding two years (less any required transfers to surplus). The need to maintain adequate capital in Seacoast National also limits dividends that may be paid to us. We have not paid dividends since 2009.

Any dividends paid on our common stock would be declared and paid at the discretion of our board of directors and would be dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant. We do not expect to pay dividends on our common stock in the immediate future and expect to retain any earnings to support our growth.

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

For five years selected financial data of the Company is set forth under the caption “Financial Highlights” on page 108.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 56-89.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For discussion of the quantitative and qualitative disclosures about market risk, see “Interest Rate Sensitivity”, “Securities”, and “Market Risk” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 84, 66 and pages 84-85, respectively.

Item 8.	Financial Statements and Supplementary Data

The reports of Crowe Horwath LLP and KPMG LLP (KPMG), independent registered public accounting firms, and the Consolidated Financial Statements and Notes appear on pages 109-111. Quarterly Consolidated Income Statements are included on page 107 entitled “Selected Quarterly Financial Information”.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective. As permitted, the Company has excluded the current year acquisition of Grand Bankshares (that represents approximately 6% of total consolidated assets at December 31, 2015) from the scope of management’s report on internal control over financial reporting.

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

During 2014, management took steps to remediate the material weakness, including implementing controls to ensure that the Company’s financial department provides for additional management review, and consulting, as needed, with outside independent consultants and accounting experts when faced with non-routine accounting matters. As a result of the successful implementation of the remediation activities noted, as well as subsequent successful testing of the design and operation of the enhanced control procedure, management concluded that its material weakness as disclosed in the Company’s 2013 Annual Report on Form 10-K was remediated as of December 31, 2014.

During 2015, there were no changes in our internal control over financial reporting that occurred or that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is set forth under the headings “Proposal 1 - Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Certain Transactions and Business Relationships” in the 2016 Proxy Statement, incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding the compensation paid by us to our directors and executive officers is set forth under the headings “Executive Compensation,” “Compensation Discussion & Analysis,” “Compensation and Governance Committee Report” and “2015 Director Compensation” in the 2016 Proxy Statement which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about our common stock that may be issued under all of our existing compensation plans as of December 31, 2015.

Equity Compensation Plan Information

			Number of securities
			remaining available
	(a)		for future issuance
	Number of securities	Weighted average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstand-	outstanding	(excluding securities
	ing options, warrants	options, warrants	represented
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by shareholders:
2000 Plan (1)	37,397	$116.43	0
2008 Plan (2)	0	0.00	0
2013 Plan (3)	519,250	10.93	1,721,849
Employee Stock Purchase Plan (4)	0	0.00	107,557
TOTAL	556,647	$18.02	1,829,406

(1)	Seacoast Banking Corporation of Florida 2000 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.

(2)	Seacoast Banking Corporation of Florida 2008 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, as well as, vesting of performance award shares, and awards of restricted stock or stock-based awards, previously issued.

(3)	Seacoast Banking Corporation of Florida 2013 Long-Term Incentive Plan. Shares reserved under this plan are available for issuance pursuant to the exercise of stock options and stock appreciation rights granted under the plan, and may be granted as awards of restricted stock, performance shares, or other stock-based awards, prospectively.

(4)	Seacoast Banking Corporation of Florida Employee Stock Purchase Plan, as amended.

Additional information regarding the ownership of our common stock is set forth under the headings “Proposal 1 - Election of Directors” and “Security Ownership of Management and Certain Beneficial Holders” in the 2016 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and transactions between us and our officers, directors and significant shareholders is set forth under the heading “Compensation and Governance Committee Interlocks and Insider Participation” and “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning our principal accounting fees and services is set forth under the heading “Relationship with Independent Registered Public Accounting Firm; Audit and Non- Audit Fees” in the 2016 Proxy Statement, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The Consolidated Financial Statements, the Notes thereto and the report of the Independent Registered Public Accounting Firm thereon listed in Item 8 are set forth commencing on page 109.

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

Exhibit 10.1 Amended and Restated Retirement Savings Plan*

Incorporated herein by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed March 15, 2011.

Exhibit 10.2 Amended and Restated Employee Stock Purchase Plan*

Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on DEF 14A, filed with the Commission on April 27, 2009.

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

Incorporated herein to the Company’s Form 10-K, filed March 14, 2016.

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

Exhibit 10.14 Agreement and Plan of Merger

Dated March 25, 2015, by and among the Company, Seacoast National, Grand Bankshares, Inc. and Grand Bank & Trust of Florida, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed March 31, 2015.

Exhibit 10.15 Branch Sale Agreement

Dated October 14, 2015, by and between Seacoast National and BMO Harris Bank N.A., incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed October 19, 2015.

Exhibit 10.16 Agreement and Plan of Merger

Dated November 2, 2015, by and among the Company, Seacoast National, Floridian Financial Group, Inc. and Floridian Bank, incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K, filed November 4, 2015.

Exhibit 10.17 Change of Control Employment Agreement*

Dated August 6, 2015 between Stephen Fowle and the Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 10, 2015.

Exhibit 10.18 Executive Transition Agreement*

Dated April 30, 2015 between William R. Hahl and the Company, incorporated herein to the Company’s Form 10-K, filed March 14, 2016.

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

Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Dennis S. Hudson, III	March 14, 2016
Dennis S. Hudson, III, Chairman of the Board,
Chief Executive Officer and Director
(principal executive officer)

/s/ Stephen A. Fowle	March 14, 2016
Stephen A. Fowle, Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

/s/ Dennis J. Arczynski	March 14, 2016
Dennis J. Arczynski, Director

/s/ Stephen E. Bohner	March 14, 2016
Stephen E. Bohner, Director

/s/ T. Michael Crook	March 14, 2016
T. Michael Crook, Director

Date

/s/ H. Gilbert Culbreth, Jr.	March 14, 2016
H. Gilbert Culbreth, Jr, Director

/s/ Julie H. Daum	March 14, 2016
Julie H. Daum, Director

/s/ Christopher E. Fogal	March 14, 2016
Christopher E. Fogal, Director

/s/ Dennis S. Hudson, Jr.	March 14, 2016
Dennis S. Hudson, Jr., Director

/s/ Thomas E. Rossin	March 14, 2016
Thomas E. Rossin, Director

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) and their results of operations during 2015, 2014 and 2013. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast Bank (“Seacoast Bank” or the “Bank”). This discussion and analysis is intended to highlight and supplement information presented elsewhere in the annual report on Form 10-K, particularly the consolidated financial statements and related notes appearing in Item 8. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

Overview – Strategy and Results

Seacoast continues to execute on its plan to grow our core business organically, innovate to build franchise and increase efficiency, and grow through mergers and acquisitions. We believe that these investments better position us to increase net income to common shareholders today and prospectively. These included:

•	continued investments in digital technology and improved processes providing significant cross sell to legacy customers and opportunities to reduce overhead;

•	consolidation of branch locations, totaling more than 25% of total branch locations over the past five years, with four more legacy Seacoast branches to consolidate in the first half of 2016;

•	Investment in the Accelerate lending model, expanding geographically with low cost, high service community banking offices; and

•	completion of our acquisitions of The BANKshares, Inc. (“BANKshares”) on October 1, 2014, and Grand Bankshares, Inc. (“Grand”) on July 17, 2015, and prospective purchase from BMO Harris Bank, N.A. (“BMO”) and Floridian Financial Group, Inc. (“Floridian”) in 2016.

We introduced Seacoast’s Accelerate commercial banking model in 2011, and in 2013 began to invest in analytics, digital servicing capabilities and digital marketing talent and technology. Through these investments, the Company continues to focus on reaching customers in unique ways, creating a path to achieve higher customer satisfaction. The commercial lending offices provide our customers with talented, results-oriented staff, specializing in loans to the smaller business market segment. From their tenure and market experience, our bankers are familiar with the multitude of challenges the small business customer faces.

In addition, Seacoast is building a fully integrated distribution platform across all channels to provide our customers with the ability to choose their path of convenience to satisfy their banking needs. In 2015, we rolled out our integrated digital marketing, automated cross-sell, and deeper customer analytics which are building value as we move forward. In 2015, we also absorbed incremental costs to support better channel integration including the expansion of our 24/7 call center, that now originates over 10% of our deposit relationships and nearly 30% of our consumer loan production and expansion plans for this group in 2016 should provide ever greater lift. We have proactively positioned our business for growth. Excluding the acquisitions, loan growth for 2015 of $218 million or 12% above prior year and core customer funding of $286 million or 13% above a year ago was recorded. We believe our targeted plan to grow our customer and commercial franchise is the best way to build shareholder value.

While our focus is organic growth, we have periodically supplemented this growth through strategic acquisition opportunities. Nearly a year after completing our BANKshares acquisition, customer metrics for Winter Park, Florida based BankFIRST are strong, with household growth in the former BankFIRST Orlando market of 7% annualized. Recently, we completed an enhancement to our footprint in the Palm Beach County, Florida market. On July 17, 2015, the acquisition of Grand, and its subsidiary, Grand Bank & Trust of Florida, was completed, further solidifying our market share in the Palm Beach county market, expanding our customer base further, providing service fee income opportunities, and leveraging operating costs through economies of scale. The Grand acquisition was completed with no tangible book value dilution and is immediately accretive to our earnings per share. In fact, we recorded a bargain purchase gain (net) of $416,000 in 2015 from the acquisition of Grand. Our acquisitions increased the number of households we serve in two of Florida’s fastest growing markets, boosting our growth trajectory.

The Company continues to focus on reaching customers in unique ways, focusing on convenience and service, building higher customer satisfaction. The acquisition of a receivables factoring subsidiary in the BANKshares merger was further enhanced by the addition of a receivables funding team from First Capital Growth (FGC) in the Palm Beach County market in the second quarter of 2015, providing an additional product vehicle to better serve customers..

We believe digital delivery and products have contributed to growing our franchise. As of December 31, 2015, approximately 64 percent of our online customers have adopted mobile product offerings and the total number of services utilized by our retail customers increased to an average of 4.3 per household, primarily due to an increase in debit card activation, direct deposit and mobile banking users. Personal and business mobile banking has grown from 13,659 users at December 31, 2013 to 21,587 users at December 31, 2014, to 32,305 users at December 31, 2015. The growth in new households, a deepening of relationships with current households, and better retention overall is creating stronger value in our core customer franchise.

We also refreshed and reintroduced our brand in 2014, retooling our logo and associated signage throughout our branch network and digital platforms in the fourth quarter of 2014. Our new brand reflects our forward-looking strategy and we are reaping the benefits from continued investments in analytics, digital servicing capabilities and technology, and reducing future overhead, with households (excluding acquisitions) growing 5% year-over-year and for the fourth quarter of 2015.

Our shift to an upgraded technology platform has enabled us to effectively adapt to changes in consumer behavior. Embracing technology, especially electronic delivery channels, has helped us improve efficiency. Over the past five years we have been successful in closing more than 25% of our branches. This has allowed us to improve our deposit to facilities square footage from between $9,000 and $10,000 of deposits per square foot to approximately $13,000 of deposits per square foot, a more than 35% improvement. During 2014 and 2015, we consolidated several branch locations, with the closure of seven legacy branch offices and addition of two new offices, and we recently announced four additional branch consolidations to occur in the first six months of 2016 (see “Part I, Item 2 – Properties” for more detail). Prospectively, a reduction of more expensive, traditional banking facilities, and related personnel costs, by Seacoast is likely, as digital and phone based channels expand dramatically.

The combination of the above actions resulted in revenue (aggregate net interest income and noninterest income) increasing significantly for 2015, higher by $42.0 million or 41.9% compared to results for 2014. We coupled this growth with managed expenses, while investing significantly for our future. Combined operating leverage drove improve net income available to common shareholders (on a GAAP basis) totaled $22.1 million or $0.66 per diluted share for 2015, compared to $5.7 million or $0.21 per diluted share for 2014, and $47.9 million or $2.44 per diluted share for 2013. Net income for 2013 benefited from the recapture of $44.8 million of deferred tax allowance in the third quarter of that year.

Acquisitions – Enhancing Our Success in 2015 and an Update for 2016

Enhancing our footprint were the acquisitions of Grand in 2015 and BANKshares late in 2014 (see “Note T – Business Combinations”). The Company’s primary reasons for these transactions were to further solidify its market share in the attractive Palm Beach and Central Florida markets, expand its customer base and leverage operating cost through economies of scale. These acquisitions not only increased our households, but opened markets and customer bases where our convenience offering resonates. Our model drove net household growth in both markets by the third month following acquisition as opposed to net attrition typical for acquisitions. And, both acquisitions were accretive in the first year (excluding merger charges). Merger related charges during 2015 and 2014 summed to $4.3 million in each year, respectively, primarily impacting salaries and wages, outsourced data processing costs, and legal and professional fees. The Grand acquisition contributed $188.5 million in total deposits and $110.0 million in loans to our balance sheet, and the BANKshares acquisition added $516.3 million in total deposits and $365.4 million in loans.

We are encouraged by the results from our recent acquisitions and we look forward to greeting more than 5,000 customers of Floridian Bankshares, Inc. (“Floridian”) and nearly 9,000 customers from BMO Harris’s Central Florida banking operations. Regulatory approval for both of transactions has been received and we expect to close the Floridian acquisition late in the first quarter of 2016 and the BMO Harris branch purchase late in the second quarter of 2016, subject in both instances to customary closing conditions (see “Note T – Business Combinations”).

The Company will likely continue to consider strategic acquisitions as part of the Company’s overall future growth plans.

The Florida Economy

Florida’s economic recovery is now well established, with solid job growth, declining unemployment, and higher consumer confidence fueling improvements in our markets. We believe the Florida economy will further strengthen in 2016, as we continue to attract population inflows. Our housing markets, manufacturing base, tourism and services industries are building on current momentum, and provide a diversified base for our economy. The residential real estate market is becoming stronger as pricing continues to firm and sales volumes continue to increase. Many seasonal businesses are now reporting improving trends. Our primary competitors now are the mega-banks, and many of these large institutions are struggling with higher capital requirements and new restrictions and regulations that are requiring difficult choices regarding their business models. We continue to believe we have entered a period of opportunity to achieve meaningful market share gains.

The Florida economy continues to amplify our success and the state of Florida remains an attractive market in which to live and work. Also, there are many positive indications that Florida’s economy will continue to improve. Wells Fargo Securities Group’s December 18, 2015 report titled, “Florida Employment Update: November 2015” stated, “ Florida’s economy is firing on all cylinders…Florida added a nation-leading 32,500 jobs in November, which marks the largest monthly job gain for the Sunshine State since May 2010. On a year-to-date basis, nonfarm employment has risen 3.0 percent, resulting in a net gain of 239,600 jobs.”

In addition, Comerica Bank’s Comerica Economic Insights report dated January 5, 2016 stated, “Our Florida Economic Activity Index increased again in October, for the 19th consecutive month. Most components of the index were positive in October. Only state exports and housing starts were negative for the month. The Florida economy is firmly re-established as a growth leader for the U.S….we see no reason for the positive trend to change in the near term.

Our Business

The Company is a single-bank holding company with operations on Florida’s southeast coast (ranging from Broward and Palm Beach County in the south to Brevard and Volusia County in the north) as well as Florida’s interior around Lake Okeechobee and up through Orlando (including Orange, Seminole and Lake County). The Company had 43 full service offices at December 31, 2015, the same count as at December 31, 2014.

The Company operates both a full retail banking strategy in its core markets, which are some of Florida’s wealthiest, as well as a complete commercial banking strategy. The Company, through its bank subsidiary, provides a broad range of community banking services to commercial, small business and retail customers, offering a variety of transaction and savings deposit products, treasury management services, brokerage, and secured and unsecured loan products, including revolving credit facilities, letters of credit and similar financial guarantees, and asset based financing. Seacoast also provides trust and investment management services to retirement plans, corporations and individuals.

Loan Growth and Lending Policies

For 2015, balances in the loan portfolio increased 18.4%, compared with an increase of 39.7% for 2014 and an increase of 6.4% for 2013, reflecting strong business production, the acquisitions of Grand and BANKshares and a significant improvement from the recessionary climate impacting prior years. Adjusting for the loans acquired from Grand and BANKshares, the loan portfolio grew 12.0% and 11.8% during 2015 and 2014, respectively. Additional commercial relationship managers hired during 2013 at our new Accelerate commercial lending offices increased loan growth in 2014.

Loan production improved during 2015, 2014 and 2013 and growth continued across all business lines. For 2015, almost $299 million in commercial/commercial real estate loans were originated, compared to $258 million and $200 million for 2014 and 2013, respectively. Our loan pipeline for commercial/ commercial real estate loans totaled $106 million at December 31, 2015, versus $60 million at December 31, 2014. The Company also closed $272 million in residential loans during 2015, compared to $225 million in 2014 and $251 million in 2013. The residential loan pipeline at December 31, 2015 totaled $30 million, versus $20 million a year ago. Stabilizing home values and lower interest rates have renewed the consumer’s interest in borrowing.

The Company expects to have more loan growth opportunities for all types of lending in 2016, including commercial lending to targeted customer segments and 1-4 family agency conforming residential mortgages. We will continue to expand our business banking teams, adding new, seasoned, commercial loan officers where market opportunities arise, and improve service through electronic and digital means. In addition, the addition of receivables factoring provides another vehicle to better serve customers. We believe that achieving our loan growth objectives, together with the management of credit costs and problem loan related expenses will provide us with the potential to make further, meaningful improvements to our earnings in 2016.

Our lending policies contain numerous guardrails that pertain to lending by type of collateral and purpose, along with limits regarding loan concentrations and the dollar amount (size) of loans. With a disciplined approach, we have benefited from having loan production and loan pipelines that are diverse, de-risking our loan portfolio as a whole. For example, in recent years the Company increased its focus and monitoring of its exposure to residential land, acquisition and development loans. Overall, the Company has reduced its exposure to commercial developers of residential land, acquisition and development loans from its peak of $352 million or 20.2% of total loans in early 2007 to $32 million or 2.4% at December 31, 2015.

Deposit Growth, Mix and Costs

The Company’s focus on convenience, with high quality customer service, expanded digital offerings and distribution channels, and convenient branch locations provides stable, low cost core deposit funding for the company. Over the past several years, the Company has strengthened its retail deposit franchise using new strategies and product offerings, while maintaining a focus on growing customer relationships. We believe that digital product offerings are central to core deposit growth as access via these distribution channels is required by customers. During the last two years, we have significantly grown our average transaction deposits (noninterest and interest bearing demand), with significant increases of $375.8 million or 34.9% in 2015 and $157.8 million or 17.2% in 2014. Along with new relationships, our deposit programs and digital sales have improved our market share, increased average services per household, and decreased customer attrition.

Our growth in core deposits has also provided decreased funding costs. Declines in the average balance for certificates of deposit (“CDs”), which are a higher cost of funds, continued in 2015, 2014 and 2013, but growth in core deposit relationships more than offset such declines. The Company’s deposit mix remains favorable, with 89 percent of average deposit balances comprised of savings, money market, as well as, interest bearing and noninterest bearing demand deposits in the fourth quarter of 2015. The Company’s average cost of deposits, including noninterest bearing demand deposits, was 0.12% for each 2014 and 2015, decreasing 4 basis points from 0.16% for 2013. The Company believes its cost of deposits ranks among the lowest when compared to other banks operating in the Company’s market.

During 2015, total deposits increased $428 million or 17.7% and sweep repurchase agreements $18 million or 12.0%, versus 2014. In comparison, total deposits increased $610 million or 33.8% and sweep repurchase agreements increased $2 million or 1.5% during 2014, versus 2013. Deposits for 2015 include acquired deposits of nearly $189 million from Grand and deposits for 2014 include acquired balances from BANKshares of approximately $516 million. Most of the increase in sweep repurchase agreements during 2015 and 2014 was in public funds, principally from higher seasonal tax collector receipts.

Our successful retail and business deposit growth initiatives continue to be emphasized and we expect further increases in households served for 2016.

Financial Condition

Total assets increased $441.4 million or 14.3 percent to $3,534.8 million at December 31, 2015, after increasing $824.4 million or 36.3% to $3,093.3 million in 2014. The highlights of 2015 and 2014 were our acquisitions, Grand closing on July 17, 2015 and BANKshares which closed on October 1, 2014, and expanding our presence in Palm Beach and Central Florida (particularly in the greater Orlando market), and increased total assets by approximately $215 million and $627 million, respectively. The Company is the fifth largest Florida-based bank.

Loan Portfolio

Table 9 shows total loans (net of unearned income) for commercial and residential real estate, commercial and financial and consumer loans outstanding.

Total loans (net of unearned income and excluding the allowance for loan losses) were $2,156.3 million at December 31, 2015, $334.4 million or 18.4% more than at December 31, 2014, and were $1,821.9 million at December 31, 2014, $517.7 million or 39.7% more than at December 31, 2013. The Grand acquisition in 2015 and BANKshares acquisition in 2014 contributed $110.0 million and $365.4 million in loans, respectively.

Success in commercial lending through our legacy franchise and through our Accelerate banking model has increased loan growth. Analytics and digital marketing have further fueled loan growth in the consumer and small business channels. Loan production of $688 million, $424 million and $354 million was retained in the loan portfolio during the twelve months ended December 31, 2015, 2014 and 2013, respectively. Successful acquisition activity has further supplemented our growth.

The following table details loan portfolio composition at December 31, 2015 and 2014 for portfolio loans, purchase credit impaired loans (“PCI”), and purchase unimpaired loans (“PUL”) as defined in Note E-Loans.

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

December 31, 2014	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commercial and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other loans	512	0	0	512
NET LOAN BALANCES (1)	$1,488,005	$7,814	$326,066	$1,821,885

(1)	Net loan balances at December 31, 2015 and 2014 are net of deferred costs of $6,542,000 and $3,645,000.

Commercial real estate mortgages were higher by $172.2 million or 20.6% to $1,009.4 million at December 31, 2015, compared to December 31, 2014, a result of improving loan production and loans acquired in the mergers. Granularity of commercial real estate lending is an aim, with office buildings of $256.2 million or 25.4% of commercial real estate mortgages, comprising the largest concentration with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

Over the past five years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate loan relationships greater than $10 million were reduced by $51.7 million to $110.0 million (or 5.1% of the total loan portfolio) at December 31, 2015, compared with $161.7 million (or 13.0% of the total portfolio) at year-end 2010.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at December 31, 2015 aggregated to $119.8 million (versus $114.6 million a year ago) and for the 47 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $370.9 million, of which $322.6 million was funded (compared to 37 relationships of $283.2 million a year ago, of which $241.3 million was funded).

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

Concentrations in total construction and land development loans and total CRE loans have been reduced. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, have decreased from 39% and 218%, respectively, at December 31, 2010, to 31% and 197%, respectively, as of December 31, 2015.

The mix of fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, was $743 million and $266 million, respectively, at December 31, 2015, compared to $596 million and $241 million, respectively, a year ago.

Residential mortgage loans increased $36.9 million or 5.4% to $724 million as of December 31, 2015. Substantially all residential originations have been underwritten to conventional loan agency standards, including loans having balances that exceed agency value limitations. The Company selectively adds residential mortgage loans to its portfolio, primarily loans with adjustable rates. Exposure to market interest rate volatility with respect to long-term fixed rate mortgage loans held for investment is managed through loan sales of most fixed rate product.

At December 31, 2015, approximately $430 million or 59% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $110 million (15% of the residential mortgage portfolio) at December 31, 2015, of which 15- and 30-year mortgages totaled approximately $25 million and $85 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $69 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling approximately $114 million at December 31, 2015. In comparison, loans secured by residential properties having fixed rates totaled approximately $94 million at December 31, 2014, with 15- and 30-year fixed rate residential mortgages totaling approximately $23 million and $71 million, respectively, and home equity mortgages and lines of credit totaled $72 million and $80 million, respectively.

Reflecting the impact of improved economic conditions and the Grand acquisitions, commercial loans outstanding at year-end 2015 increased to $228.5 million, up substantially from $157.4 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $32.5 million or 61.4% year over year and totaled $85.4 million (versus $52.9 million a year ago). Of the $32.5 million increase, $20.3 million was in marine loans and $7.1 million was for automobile and truck loans.

At December 31, 2015, the Company had unfunded commitments to make loans of $343.2 million, compared to $238.1 million at December 31, 2014 (see “Note P - Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Table 12 provides certain information concerning nonperforming assets for the years indicated.

Nonperforming assets (“NPAs”) at December 31, 2015 totaled $24.4 million, and were comprised of $12.8 million of nonaccrual portfolio loans, $4.6 million of nonaccrual purchased loans, $3.7 million of non-acquired other real estate owned (“OREO”) and $3.3 million of acquired OREO. NPAs decreased from $28.6 million as of December 31, 2014 (comprised of $18.5 million of nonaccrual portfolio loans, $2.6 million of nonaccrual purchased loans, $5.6 million of non-acquired OREO and $1.9 million of acquired OREO). At December 31, 2015, approximately 97.8% of nonaccrual loans were secured with real estate. See the tables below for details about nonaccrual loans. At December 31, 2015, nonaccrual loans have been written down by approximately $3.6 million or 18.6% of the original loan balance (including specific impairment reserves). During the year, total OREO decreased $0.4 million or 5.7%.

The Company’s asset mitigation staff handles all foreclosure actions together with outside legal counsel.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $20.0 million at December 31, 2015 compared to $25.0 million at December 31, 2014. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and restructured loans.

				Accruing
December 31, 2015	Nonaccrual Loans			Restructured
(In thousands)	Non-Current	Performing	Total	Loans
Construction & land development
Residential	$0	$0	$0	$282
Commercial	0	40	40	58
Individuals	0	269	269	333
	0	309	309	673
Residential real estate mortgages	938	9,352	10,290	11,762
Commercial real estate mortgages	2,908	3,502	6,410	7,149
Real estate loans	3,846	13,163	17,009	19,584
Commercial and financial	130	0	130	17
Consumer	67	180	247	369
	$4,043	$13,343	$17,386	$19,970

At December 31, 2015 and 2014, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2015		2014
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	91	$15,776	106	$18,906
Maturity extended with change in terms	56	7,143	71	8,891
Forgiveness of principal	0	0	1	1,588
Chapter 7 bankruptcies	44	2,693	54	3,348
Not elsewhere classified	14	1,808	11	1,786
	205	$27,420	243	$34,519

During the twelve months ended December 31, 2015, newly identified TDRs totaled $2.6 million, compared to $5.5 million for all of 2014. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding December 31, 2015 defaulted during the twelve months ended December 31, 2015, the same as for 2014. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At December 31, 2015, loans totaling $32.7 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.5 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $43.6 million and $3.5 million, respectively, at December 31, 2014.

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

Cash and Cash Equivalents, Liquidity Risk Management and Contractual Commitments

Cash and cash equivalents (including interest bearing deposits), totaled $136.1 million on a consolidated basis at December 31, 2015, compared to $100.5 million at December 31, 2014. Interest bearing deposits are maintained in Seacoast Bank’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and are generally higher in the winter than in the summer, and vary with the level of principal repayments and investment activity occurring in Seacoast Bank’s securities and loan portfolios.

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

In the table that follows, all deposits with indeterminate maturities such as interest bearing and noninterest bearing demand deposits, savings accounts and money market accounts are presented as having a maturity of one year or less. We consider these low cost, no-cost deposits to be our largest, most stable funding source, despite no contracted maturity.

Contractual Obligations

	December 31, 2015
			Over One	Over Three
		One Year	Year Through	Years Through	Over five
(In thousands)	Total	or Less	Three Years	Five Years	Years
Deposit maturities	$2,844,387	$2,749,316	$62,708	$31,341	$1,022
Short-term borrowings	172,005	172,005	0	0	0
Borrowed funds	50,000	0	50,000	0	0
Subordinated debt	69,961	0	0	0	69,961
Operating leases	23,642	4,736	5,979	3,246	9,681
TOTAL	$3,159,995	$2,926,057	$118,687	$34,587	$80,664

Funding sources primarily include customer-based core deposits, collateral-backed borrowings, cash flows from operations, and asset sales (primarily secondary marketing for residential real estate mortgages and marine financings).

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At December 31, 2015, Seacoast National had available unsecured lines of $40 million and lines of credit under current lendable collateral value, which are subject to change, of $886 million. Seacoast Bank had $510 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $277 million in residential and commercial real estate loans available as collateral. In comparison, at December 31, 2014, the Company had available unsecured lines of $45 million and lines of credit of $671 million, and had $588 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $235 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. At December 31, 2015, Seacoast Bank can distribute dividends to the Company of approximately $81.4 million. At December 31, 2015, the Company had cash and cash equivalents at the parent of approximately $43.7 million, compared to $38.3 million at December 31, 2014, with the increase related to the acquisition of Grand.

Securities

Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in Tables 13-16 and “Note D – Securities” of the Company’s consolidated financial statements.

At December 31, 2015, the Company had no trading securities, $790.8 million in securities available for sale, with the remainder of $203.5 million in securities held for investment. The Company's total securities portfolio increased $45.0 million or 4.7% from December 31, 2014, a more modest increase than during 2014, when the Company’s total securities portfolio increased $307.7 million or 48.0% from December 31, 2013. Efforts to invest excess liquidity and short-term borrowings, and the addition of securities from the mergers with Grand in 2015 and BANKshares in 2014 were primary contributors. For 2015, securities totaling $46.4 million were added from Grand during the third quarter. For 2014, during the third and fourth quarters of 2014, average investment securities increased $234.9 million, or $149.5 million excluding securities acquired from the BANKshares acquisition. Funding for the increase in 2014 in investments was derived from liquidity, both legacy and that acquired in the merger, and an increase in seasonal funding from our core customer deposit base, with the investments added primarily uncapped, floating rate, senior collateralized loan obligation (CLO) securities with credit support ranging from 17% to 36%.

Securities are generally acquired which return principal monthly that can be reinvested. The effective duration of the investment portfolio at December 31, 2015 was 2.9 years, compared to 3.2 years at December 31, 2014. The Company’s investments do not extend beyond an average effective duration of 3.8 years if interest rates were to increase 300 basis points in the future.

At December 31, 2015, available for sale securities had gross unrealized losses of $10.8 million and gross unrealized gains of $3.0 million, compared to gross unrealized losses of $9.4 million and gross unrealized gains of $4.4 million at December 31, 2014. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $427.9 million or 17.7% to $2.844 billion at December 31, 2015, compared to one year earlier, and increased $610.5 million or 33.8% to $2.417 billion at December 31, 2014 when compared to December 31, 2013. Since December 31, 2014, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $328.7 million or 24.0% to $1,696.0 million, noninterest bearing demand deposits increased $129.2 million or 17.8% to $854.4 million, and CDs decreased $30.0 million or 9.3% to $294.0 million. Deposit growth reflected our success in growing households both organically and through acquisitions. During 2015 we grew households a strong 5% by delivering a convenience based community bank service offering.

Excluding the Grand acquisition, total deposits increased $239.5 million since December 31, 2014, reflecting strong household growth and included $127.8 million growth in public funds. Also contributing was an increased focus on small business relationships in the more populated metropolitan areas of Palm Beach County and Central Florida. The acquisition of BANKshares in October 2014 contributed approximately $516.3 million in deposits.

An intentional decrease in higher cost time deposits over the past two years has been more than offset by increasing low cost or no cost deposits.

Customer repurchase agreements totaled $172.0 million at December 31, 2015, increasing $18.4 million or 12.0% from December 31, 2014. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

At September 30, 2014, the Company utilized $80 million in term federal funds purchased from the Federal Home Loan Bank (“FHLB”) at 0.16 percent (maturing in 30 days) to invest in adjustable rate securities, pending seasonal funding expected prospectively. These funds remained outstanding at December 31, 2014, and for the year averaged $19.9 million. No federal funds purchased were outstanding at December 31, 2015.

At December 31, 2015, other borrowings were comprised of subordinated debt of $70.0 million related to trust preferred securities issued by trusts organized or acquired by the Company, and advances from the FHLB of $50.0 million. The FHLB advances mature in 2017. For 2015 and 2014, the weighted average cost of these FHLB advances was 3.22%.

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

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.43% for the twelve month period ended December 31, 2015, compared to 1.87% and 1.74% for all of 2014 and 2013, respectively.

Go to “Note I – Borrowings” of our consolidated financial statements for more detailed information pertaining to borrowings.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $343 million at December 31, 2015, and $238 million at December 31, 2014 (see “Note P-Contingent Liabilities and Commitments with Off-Balance Sheet Risk” to the Company’s consolidated financial statements).

Capital Resources

Table 6 summarizes the Company’s capital position and selected ratios.

The Company’s equity capital at December 31, 2015 increased $40.8 million to $353.5 million since December 31, 2014, and the ratio of shareholders’ equity to period end total assets was 10.00% at December 31, 2015, 11 basis points lower than at December 31, 2014. During the third quarter of 2015, the Grand transaction increased shareholder’s equity $17.2 million and during the fourth quarter of 2014, the BANKshares transaction increased shareholders’ equity $76.8 million as we issued shares of common stock as consideration for each merger.

Activity in shareholders’ equity for the twelve months ended December 31, 2015 and 2014 follows:

(Dollars in thousands)	2015	2014
Beginning balance at December 31, 2014 and 2013	$312,651	$198,604
Net income	22,141	5,696
Issuance of stock pursuant to acquisition of Grand and BANKshares	17,172	76,787
Issuance of stock, net of related expense	0	24,637
Stock compensation (net of Treasury shares acquired)	2,875	1,410
Change in other comprehensive income	(1,386)	5,517
Ending balance at December 31, 2015 and 2014	$353,453	$312,651

On January 13, 2014, the Company received $24.6 million (net of costs) in proceeds remitted from CapGen Capital (following regulatory approval by the Federal Reserve of CapGen Capital’s investment) from the $75 million common stock issuance on November 12, 2013. All other proceeds were received in December 2013. The proceeds from the capital raise were used to redeem 2,000 shares of outstanding Series A Preferred Stock (at par) totaling $50 million originally issued to the U.S. Department of Treasury under the Troubled Asset Relief Program and later sold to third party investors. The remaining funds from the capital raise were retained for general corporate purposes. The preferred stock carried a 5 percent dividend that was to increase to 9 percent on February 15, 2014. The preferred stock redemption was completed on December 31, 2013, increasing net income available to common shareholders during 2014 and beyond

Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies (see “Table 6 - Capital Resources” and “Note N – Shareholders’ Equity”).

Capital ratios remain healthy and are well above regulatory requirements for well-capitalized institutions.

	Seacoast	Seacoast	Minimum to be
	(Consolidated)	National	Well-Capitalized*
Common equity Tier 1 ratio (CET1)	13.25%	13.31%	6.5%
Tier 1 capital ratio	15.21%	13.31%	8.0%
Total risk-based capital ratio	16.01%	14.11%	10.0%
Leverage ratio	10.70%	9.36%	5.0%

* For subsidiary bank only

The Company’s total risk-based capital ratio was 16.01% at December 31, 2015, slightly lower than December 31, 2014’s ratio of 16.25% and December 31, 2013’s ratio of 16.88%. Reinvestment of liquidity into securities and loans with higher risk weightings, and the acquisition of Grand and BANKshares’ loans with higher risk weightings, were the primary causes for risk weighted assets increasing, thereby lowering Tier 1 and total risk-based capital ratios during 2015 and 2014. As of December 31, 2015, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 9.36%, compared to 9.04% at December 31, 2014 and 9.51% at December 31, 2013, improving during 2015 with escalating net income a major contributor.

The Company and Seacoast Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast Bank can pay over $81.4 million of dividends to the Company (see “Note C - Cash, Dividend and Loan Restrictions”).

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

The Company has seven wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005 to issue trust preferred securities. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. In 2014, as part of the BANKshares acquisition, the Company acquired BankFIRST Statutory Trust I, BankFIRST Statutory Trust II and The BANKshares Capital Trust I that issued in the aggregate $14.4 million in trust preferred securities. In 2015, as part of the Grand acquisition, the Company also acquired Grand Bankshares Capital Trust I that issued $7.2 million in trust preferred securities. Trust preferred securities from our acquisitions are recorded at fair value when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it will be able to treat all $70.0 million of trust preferred securities as Tier 1 capital. For regulatory purposes, the trust preferred securities are added to the Company’s tangible common shareholders’ equity to calculate Tier 1 capital. The Company also formed SBCF Capital Trust IV and SBCF Capital Trust V in 2008, however both are currently inactive.

The Company’s capital is expected to continue to increase with positive earnings. The board and management currently believe that the Company’s overall level of capital is sufficient given the current economic environment.

Results of Operations

Earnings Summary

The Company has steadily improved results over the past three years. Net income available to common shareholders for 2015 totaled $22.1 million or $0.66 per average common share diluted for 2015, compared to $5,696,000, or $0.21 per average common diluted share for 2014, and net income of $47,916,000 or $2.44 per average common diluted share for 2013. Net income for 2013 benefited from the recapture of $44.8 million of deferred tax allowance in the third quarter of that year.

Adjusted net income (1) (excluding merger costs and other adjustments) increased $12.3 million or 94.8% during 2015, compared to all of 2014, and adjusted diluted earnings per share (1) of $0.75 for 2015, compared with $0.47 for 2014. The section titled “Fourth Quarter Review” provides a reconcilement of GAAP to the non-GAAP measures indicated.

Net Interest Income and Margin

Net interest income (on a fully taxable equivalent basis) for 2015 totaled $110.0 million, increasing $34.8 million or 46.2% as compared to 2014’s net interest income of $75.2 million, which increased by $9.8 million or 15.0 percent compared to 2013. The Company’s net interest margin increased 39 basis points to 3.64% during 2015 from 2014, and 10 basis points to 3.25% during 2014 from 2013.

Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin results. Total loans were much greater, with average loans increasing $531.2 million or 36.6% during 2015 compared to 2014, and increasing $180.4 million or 14.2% during 2014 compared to 2013. Our average investment securities were higher as well, increasing $225.2 million or 30.6% during 2015 versus 2014, and $84.0 million or 12.9% during 2014, when compared to the 2013 average. Acquisitions have further accelerated these trends.

For 2015, average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 65.6%, compared to 62.8% a year ago and 61.2% for 2013 while interest bearing deposits and other investments decreased to 2.5%, compared to 5.4 percent in 2014 and 7.4 percent in 2013, reflecting the Company’s significant effort to invest excess liquidity during the third and fourth quarters of 2014. As average total loans as a percentage of earning assets increased, the mix of loans has improved, with volumes related to commercial real estate representing 49.8 percent of total loans at December 31, 2015 (compared to 48.9% at December 31, 2014 and 42.5% at December 31, 2013). Lower yielding residential loan balances with individuals (including home equity loans and lines, and personal construction loans) represented 35.7 percent of total loans at December 31, 2015 (versus 39.6% at December 31, 2104 and 48.1 percent at December 31, 2013) (see “Loan Portfolio”).

The year over year improvement results for each year reflect the increases in net loans and investment securities, and deposit growth, with continued increases in low, cost no cost deposits compared to prior years. The addition of BANKshares’ business on October 1, 2014 amplified the Company’s performance in the fourth quarter of 2014, helping to drive a $7.6 million increase in net interest income from the third quarter of 2014, and $8.5 million increase compared to fourth quarter 2013. The same dynamic occurred with the addition of Grand’s business on July 17, 2015, with an increase of $3.3 million from the third quarter of 2015. We anticipate 2016’s net interest income will benefit from the full year impact of the Grand acquisition. The following table details the trend for net interest income and margin results (on a tax equivalent basis), and yield on earning assets that has improved tremendously and the rate on interest bearing liabilities that has changed nominally for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets	Bearing Liabilities
Fourth quarter 2014	24,883	3.56%	3.78%	0.31%
First quarter 2015	25,834	3.62	3.84	0.32
Second quarter 2015	25,788	3.50	3.73	0.33
Third quarter 2015	29,130	3.75	3.98	0.33
Fourth quarter 2015	29,216	3.67	3.90	0.33

(1) On tax equivalent basis, a non-GAAP measure

Margin expansion in 2015 benefited from organic and acquisition related growth, strong loan growth and improving core yields more than compensated for decreasing purchased loan accretion by the fourth quarter of 2015.

Table 2 recaps the Company’s average balance sheets, interest income and expenses, and yields and rates, for the past three years.

Commercial and commercial real estate loan production for 2015 totaled almost $299 million, with almost $80 million originated in the fourth quarter of 2015, compared to production for all of 2014 and 2013 of $258 million and $200 million, respectively. Closed residential loan production totaled $272 million, compared to production for all of 2014 and 2013 of $225 million and $251 million, respectively. The following chart details the trend for commercial and residential loans closed and pipelines for the past five quarters:

	Quarter-Ends
	Fourth	Third	Second	First	Fourth
(Dollars in thousands)	2015	2015	2015	2015	2014

Commercial/commercial real estate loan pipeline	$105,556	$104,915	$108,538	$82,143	$60,136
Commercial/commercial real estate loans closed	80,003	71,823	85,815	61,357	94,719
Total	$185,559	$176,738	$194,353	$143,500	$154,855

Residential loan pipeline	$30,340	$37,958	$53,902	$48,485	$21,351
Residential loans retained	24,905	36,027	45,596	23,951	31,598
Residential loans sold	35,278	37,996	36,182	31,896	26,336
Total	$90,523	$111,981	$135,680	$104,332	$79,285

Along with this strong loan growth, the portfolio continued to build granularity, with industry diversification.

During 2015, proceeds from the sales of securities totaled $60.5 million (including net gains of $0.2 million). In comparison, proceeds from the sales of securities totaled $21.9 million (including net gains of $0.5 million) for 2014, and proceeds from the sale of securities totaled $67.3 million for 2013 (including net gains of $0.4 million). Management believes the securities sold had minimal opportunity to further increase in value. Securities purchases in 2015, 2014 and 2013 have been conducted primarily to reinvest funds from maturities and principal repayments, as well as to reinvest excess funds (in our interest bearing deposit) at the Federal Reserve Bank, and proceeds from securities sales. During 2015, maturities (principally pay-downs of $146.6 million) totaled $147.4 million and securities portfolio purchases totaled $258.7 million. In addition, $46.4 million in securities from Grand were added to the portfolio in the third quarter of 2015. During 2014, maturities (principally pay-downs of $107.8 million) totaled $108.7 million and securities portfolio purchases totaled $345.5 million. In addition, $85.4 million in securities from BANKshares were added to the portfolio in the fourth quarter of 2014. In comparison, 2013 maturities totaled $155.6 million (including $150.3 million in pay-downs) and securities portfolio purchases totaled $230.1 million.

The securities portfolio has grown in size but remained a relatively constant percentage of the balance sheet. However, careful portfolio management has resulted in increased securities yields. In 2015 our securities yielded 2.21%, up from 2.14% in 2014 and 1.98% in 2013.

For 2015, the cost of average interest-bearing liabilities increased 1 basis point to 0.33% from 2014. For 2014, this cost decreased 4 basis points to 0.32% from 2013. The cost of our funding reflects the lower interest rate environment and the Company’s successful core deposit focus that produced strong growth in core deposit customer relationships over the past several years. Excluding higher cost certificates of deposit (CDs), core deposits including noninterest bearing demand deposits at December 31, 2105 represent 90.0% of total deposits. The cost of average total deposits (including noninterest bearing demand deposits) for the fourth quarter of 2015 was 0.12%, compared to 0.11% and 0.14% for the fourth quarters of 2014 and 2013. Prospectively, the Company’s ability to further reduce the rate paid on deposits will be challenging to produce, due to more limited re-pricing opportunities. The following table provides trend detail on the ending balance components of our customer relationship funding for the past five quarters-ends:

Customer Relationship Funding	Quarter-End
	Fourth	Third	Second	First	Fourth
(Dollars in thousands)	2015	2015	2015	2015	2014

Noninterest demand	$854,447	$869,877	$808,429	$793,336	$725,238
Interest-bearing demand	734,749	618,344	599,268	634,854	652,353
Money market	665,353	660,632	621,973	596,600	450,172
Savings	295,851	286,810	282,588	272,963	264,738
Time certificates of deposit	293,987	306,633	292,919	312,072	324,033
Total deposits	$2,844,387	$2,742,296	$2,605,177	$2,609,825	$2,416,534

Customer sweep accounts	$172,005	$148,607	$157,676	$170,023	$153,640

Total core customer funding (1)	$2,722,405	$2,584,270	$2,469,934	$2,467,776	$2,246,141

Demand deposit mix	30.0%	31.7%	31.0%	30.4%	30.0%

(1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Short-term borrowings have been principally comprised of sweep repurchase agreements with customers of Seacoast Bank, increased $10.9 or 6.4% to average $177.8 during 2015, after decreasing $3.2 million to $152.0 million for 2014, as compared to 2013. With balances typically peaking during the fourth and first quarters each year, public fund clients with larger balances have the most significant influence on average sweep repurchase agreement balances outstanding during the year. No federal funds sold were utilized at December 31, 2015, but at December 31, 2014, the Company also utilized $80 million in term federal funds purchased from the FHLB at 0.21% (maturing within 30 days), pending expected seasonal funding.

For 2015, average other borrowings comprised of subordinated debt of $67.1 million related to trust preferred securities issued by subsidiary trusts of the Company (including subordinated debt for Grand and BANKshares added on July 17, 2015 and October 1, 2014) and advances from the FHLB of $50.0 million. With the exception of the inherited subordinated debt from Grand and BANKshares, no changes have occurred to other borrowings since year-end 2009 (see “Note I – Borrowings” to the Company’s consolidated financial statements).

We have a positive interest rate gap and our net interest margin will benefit from rising interest rates. In December 2015, the Federal Reserve increased its overnight interest rate by 25 basis points. However, further changes in interest rates are uncertain (see “Interest Rate Sensitivity”).

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

	Total	Fourth	Third	Second	First	Total	Fourth
	Year	Quarter	Quarter	Quarter	Quarter	Year	Quarter
(Dollars in thousands	2015	2015	2015	2015	2015	2014	2014
Nontaxable interest adjustment	$481	$116	$119	$122	$124	$314	$150
Tax rate	35%	35%	35%	35%	35%	35%	35%
Net interest income (TE)	$109,968	$29,216	$29,130	$25,788	$25,834	$75,221	$24,883
Total net interest income (not TE)	109,487	29,100	29,011	25,666	25,710	74,907	24,733
Net interest margin (TE)	3.64%	3.67%	3.75%	3.50%	3.62%	3.25%	3.56%
Net interest margin (not TE)	3.62	3.66	3.73	3.48	3.60	3.24	3.54

TE = Tax Equivalent

Noninterest Income

Noninterest income (excluding securities gains and bargain purchase gain) totaled $32.0 million for 2015, 29.4% higher than for 2014. For 2014, noninterest income of $24.7 million was $0.4 million or 1.7% higher than for 2013. Noninterest income accounted for 22.6% of total revenue (net interest income plus noninterest income, excluding securities gains and the bargain purchase gain), compared to 24.8% a year ago and 27.2% for 2013.

Table 4 provides detail regarding noninterest income components for the past three years.

For 2015, most categories of service fee income showed year over year growth compared to 2014, with service charges on deposit accounts increasing $1.6 million or 23.2%, interchange income up $1.7 million or 28.7%, and other deposit based EFT charges up 15.7%. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. Overdraft fees represent 67% of total service charges on deposits for 2015, versus 66% for 2014. Regulators continue to review banking industry’s practices for overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services. Interchange revenue is dependent upon business volumes transacted, as well as the fees permitted by VISA® and MasterCard®.

Wealth management, including brokerage commissions and fees, and trust income, increased during 2015, growing by $0.7 million or 14.4%. Growth was driven by revenues from the Company’s brokerage business.

Mortgage production was higher during 2015 (see “Loan Portfolio”), with mortgage banking activity generating fees that were $1.2 million or 39.1% higher, compared to 2014. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

With the closure of our loan production office in Newport Beach, California at the end of 2014, business volumes for marine lending for 2015 were negatively impacted and fees from marine financing were lower, declining $0.2 million or 12.7%. In addition to our office in Ft. Lauderdale, Florida, we continue to rely upon third party independent contractors on the West coast of the United States to assist in generating marine loans, with all loans in California sold via secondary marketing correspondent relationships.

Seacoast also benefited from a full year of bank owned life insurance (“BOLI”), up $1.2 million for 2015 compared to a total of $0.3 million a year ago (for the fourth quarter). This revenue is tax-exempt. No BOLI investments existed for the Company prior to fourth quarter 2014.

Our fourth quarter 2015’s noninterest income result included a bargain purchase gain of $0.4 million from the acquisition of Grand, that arose from unanticipated recoveries and resulting adjustments to loans and other real estate owned realized during the fourth quarter. Seacoast also benefited from a gain on a participated loan of $0.7 million that was realized during the second quarter of 2015, with no amounts to compare to for 2014. Accounting treatment for this gain, related to a discount accreted on a BANKshares loan that was participated during the second quarter of 2015, required this income to be included in other operating income rather than recognition through the margin.

For 2014, Seacoast’s noninterest income growth was nominal, increasing $0.4 million or 1.7% when compared to 2013’s revenues. While service charges on deposit accounts and interchange income grew $0.2 million or 3.6% and $0.6 million or 10.5%, reflecting successful organic household growth, and trust income and marine financing fees were higher by $0.3 million or 10.1% and $0.1 million or 11.0%, respectively, other revenue streams were challenged, with mortgage banking fees declining $1.1 million or 26.7%. Favorably impacting noninterest income was BOLI totaling $0.3 million that did not exist for the Company in 2013.

Noninterest Expenses

When compared to 2013, total noninterest expenses increased during 2014 by $18.2 million or 24.2% to $93.4 million, resulting in an expense ratio (excluding amortization of intangibles) of 92.4%. For 2015, this expense ratio was 72.1%, with noninterest expenses increasing $10.4 million or 11.1% to $103.8 million. Prospectively, Seacoast management expects its expense ratio will continue to improve. The Company anticipates its digital servicing capabilities and technology will support better, more efficient channel integration allowing consumer to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue.

Acquisition activity added to noninterest expenses during 2014 and 2015, with acquisition related costs for Grand in 2015 and BANKshares in 2014 of approximately $3.1 million and $4.4 million, respectively. During 2014, we also chose to invest $0.7 million in refreshing and reintroducing our brand, and as part of this refresh, the Company retooled its logo and signage throughout our branch network and digital platforms. These additional costs have been key to our tactical plans to increase loan production and acquire households, thereby increasing value in the Seacoast franchise.

Table 5 provides detail of noninterest expense components for the years ending December 31, 2015, 2014 and 2013.

Salaries and wages totaling $41.1 million were $5.9 million or 16.9% higher for 2015, than for 2014. Base salaries were $6.8 million or 21.8% higher during 2015, reflecting full-year impact of additional personnel retained as part of the fourth quarter 2014 acquisition of BANKshares and third quarter 2015’s acquisition of Grand. Additional FGC personnel in receivable funding were incremental as well, comprising $1.0 million of the increase during 2015, versus prior year. Improved revenue generation and lending production, among other factors resulted in commissions, cash and stock incentives (aggregated) that were $3.3 million higher for 2015, compared to a year ago, but that were more than offset by deferred loan origination costs (a contra expense), higher by $4.1 million. Severance related to the Grand acquisition summed to $0.5 million, with total severance totaling $0.9 million for 2015.

Similarly, salaries and wages for 2014 were $4.1 million or 13.3% higher than for 2013. A significant portion of the increase was for base salaries that were by $2.7 million or 9.6% greater, reflecting the addition of BANKfirst personnel and higher severance of $0.9 million, year over year.

During 2015, employee benefits costs (group health insurance, profit sharing, payroll taxes, as well as unemployment compensation) increased $0.8 million or 9.0% to $9.6 million from a year ago, and compared to a $1.4 million or 19.7% increase in 2014, versus 2013 expenditures. These costs reflect the increased staffing and salary costs, discussed above. Our self-funded health care plan comprises the largest portion of employee benefits, totaling $4.9 million for 2015, and payroll taxes totaling $3.0 million were the second largest category. The Company offers competitively priced health coverage to all of its associates that qualify for benefits, to use as an attraction for the best professional talent seeking to be employed by the Company, and at a reasonable cost and competitive with other businesses in the Florida markets where we conduct business.

Seacoast National utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $10.2 million for 2015, an increase of $1.4 million or 15.6% from a year ago, and were $2.4 million higher for 2014, versus 2013. Increased data processing costs included one-time charges for conversion activity related to our acquisition. We continue to improve and enhance our mobile and other digital products and services through our core data processor, which may increase our outsourced data processing costs as customers adopt improvements and products. The Company’s contract with its core data processor was renegotiated as of January 1, 2013 for a term of 5½ years. Outsourced data processing costs can be expected to increase as the Company’s business volumes grow.

Telephone and data line expenditures, including electronic communications with customers and between branch locations and personnel, as well as third party data processors, increased $0.5 million or 35.0% to $1.8 million for 2015 when compared to 2014, and were $0.1 million or 6.2% higher for 2014 versus 2013’s expenditure. The addition of BANKshares and Grand locations and customers were the primary contributors to the increase.

Total occupancy, furniture and equipment expense for 2015 increased $1.7 million or 16.4% (on an aggregate basis) to $12.2 million year over year, versus 2014’s expense. For 2014, these costs were $5.4 million or 57.2% higher than in 2013. For 2015 and 2014, the increases were primarily driven by the two offices acquired from Grand, and twelve branches acquired in the BANKshares acquisition. A third Grand office was closed during the third quarter of 2015, due to its proximity to our existing location and resulted in a charge of $0.1 million. Two other legacy branches were closed during 2015, with no write down in value and are currently being marketed. Branch consolidations during the fourth quarter of 2014 lessened the impact of acquired locations as well. Branch consolidations are likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products thereby lessening the necessity to visit offices (see Form 10K dated December 31, 2015, “Item 2, Properties” for a complete description).

For 2015, marketing expenses (including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs), increased by $0.9 million or 23.8% to $4.4 million, compared to all of 2014. For 2014, these costs were $1.2 million or 52.9% higher, versus 2013. Primary to these increases during 2015 and 2014 were efforts to solidify customer acquisition and corporate brand awareness surrounding the Grand Palm Beach and BANkshares Orlando footprint. Media advertising on television and radio was higher in 2015, totaling $0.8 million and increasing our expense $0.5 million from 2014. Expenditures for 2014 also included $0.7 million to refresh and reintroduce our brand, an expense not existing in prior year.

Legal and professional fees for 2015 were higher by $1.2 million or 16.8% from a year ago, and were $4.4 million higher for 2014, versus 2013. Included were acquisition related fees that totaled $1.1 million for 2015 and $2.4 million for 2014. No acquisition related fees were incurred during 2013. Recoveries of legal fees from two creditors summed to $1.0 million and accounted for most of the remaining increase for 2014, versus 2013. Regulatory examination fees increased as total assets increased, which are the basis for examination fee calculation.

Since the end of the first quarter in 2013, FDIC assessments have been generally calculated on the basis of average total assets less tangible equity. While the Company has benefited from its classification under FDIC premium guidelines, our growth in total assets (both organic and through acquisition) has increased the basis for calculated premiums and increases in our FDIC quarterly assessment. Our FDIC assessments were $2.2 million, $1.7 million and $2.6 million for 2015, 2014 and 2013, respectively. The Company’s assessments were lower for 2014 than in 2013 when the FDIC changed its calculation methodology. That change resulted in an improved risk posture for the Company, and regulatory enforcement actions terminated in 2013 were beneficial as well. Total assets and equity have increased during the past three years and Seacost expects increases prospectively. FDIC rates could decline for financial institution under $10 billion in total assets if FDIC insurance pools achieve higher amounts as specified by Congress.

Since 2013 when asset disposition expense and net losses on sales of OREO and other repossessed assets aggregated to $2.0 million, nonperforming assets have declined (see “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”) and so have these associated costs. For 2015 and 2014, these expenses have been stable and aggregated to $0.7 million and $0.8 million respectively.

Other expenses were higher by $2.2 million or 22.2% for 2015 compared to a year ago, totaling $12.2 million. For 2014, other expenses were $0.5 million or 5.4% higher, compared to 2013. Larger increases during 2015 were driven by a full-year impact of the BANKshares acquisition and the Grand acquisition in the third quarter of 2015, and variable costs related to our successful lending activity.

Income Taxes

For 2015, 2014 and 2013, provision for income taxes totaled $13.5 million, and $4.5 million and $4.4 million, respectively. For 2015 and 2014, a portion of investment banking fees, and legal and professional fees expended and related to the acquisitions were not deductible for tax purposes. At September 30, 2013, we were able to reverse the tax valuation allowance of $44.8 million. Management believes it can realize all of its future tax benefits (see “Note L – Income Taxes”).

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions. We have established policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time and the use of revised estimates and assumptions could materially affect amounts reported in subsequent financial statements. Management, after consultation with the Company’s Audit Committee, believes the most critical accounting estimates and assumptions that involve the most difficult, subjective and complex assessments are:

•	the allowance and the provision for loan losses;
•	acquisition accounting and purchased loans;
•	intangible assets and impairment testing;
•	other fair value adjustments;
•	other than temporary impairment of securities;
•	realization of deferred tax assets; and
•	contingent liabilities.

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

Allowance and Provision for Loan Losses – Critical Accounting Policies and Estimates

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

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate allowance for loan losses. The analysis includes the evaluation of impaired and purchased loans as prescribed under FASB Accounting Standards Codification (“ASC”) 310, Receivables as well as an analysis of homogeneous loan pools not individually evaluated as prescribed under ASC 450, Contingencies. For 2015, we recorded provisioning for loan losses of $2.6 million, which compared to a recapture of the allowance for loan losses for 2014 of $3.5 million. Net charge-offs of $0.6 million for 2015, compared to net recoveries for 2014 of $0.5 million, and were 0.03% and (0.03%) of average total loans for each year, respectively. For 2015, provisioning for loan losses reflects continued strong credit metrics, offset by continued loan growth. Charge-offs for 2015 includes $655,000 recorded in the third quarter related to a single purchased credit impaired loan that performed below our initial expectations. Delinquency trends remain low and show continued stability (see “Nonperforming Assets”).

Table 10 provides certain information concerning the Company’s provisioning for loan losses and allowance (recapture) for the years indicated.

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses increased $2,057,000 to $19,128,000 at December 31, 2015, compared to $17,071,000 at December 31, 2014. The allowance for loan losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of December 31, 2015, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.5 million, compared to $3.6 million as of December 31, 2014.

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

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at December 31, 2015 include loans acquired from Grand on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment for loans acquired from Grand and BANKshares at their acquisition dates was approximately $3.2 million (2.7% of the outstanding aggregate loan balances) and $11.2 million (3.1% of the outstanding aggregate loan balances), respectively. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at December 31, 2015, and therefore no provision for loan loss was recorded related to these loans at December 31, 2015 and 2014.

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

The loss factors assigned to the graded loan portfolio are based on the historical migration of actual losses by grade over 4, 8, 12, 16, 20 and 24 quarter intervals. Minimum and maximum average historical loss rates over one to five years are referenced in setting the loss factors by grade within the graded portfolio. Management uses historical loss factors as its starting point, and qualitative elements are considered to capture trends within each portion of the graded portfolio. The direction and expectations of past dues, charge-offs, nonaccruals, classified loans, portfolio mix, market conditions, and risk management controls are considered in setting loss factors for the graded portfolio. The loan loss migration indicates that the minimum and maximum average loss rates and median loss rates over the past many quarters have been declining. Also, the level of criticized and classified loans has been declining as a result of a combination of upgrades and loan payoffs, which are reducing the risk profile of the loan portfolio. Additionally, the risk profile has declined given the shift in complexion of the graded portfolio, particularly a reduced level of commercial real estate loan concentrations.

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

Table 11 summarizes the Company’s allocation of the allowance for loan losses to real estate loans, commercial and financial loans, and installment loans to individuals, and information regarding the composition of the loan portfolio at the dates indicated.

Net charge-offs for the year ended December 31, 2015 totaled $587,000, compared to net recoveries of $489,000 for the year ended December 31, 2014 (See “Table 10 – Summary of Loan Loss Experience” for detail on net charge-offs for the last five years). Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at December 31, 2015 and 2014. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 1.03 percent at December 31, 2015, compared to 1.14 percent at December 31, 2014. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of December 31, 2015. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance is likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At December 31, 2015, the Company had $1.842 billion in loans secured by real estate, representing 85.4 percent of total loans, up from $1.611 billion but lower as a percent of total loans (versus 88.4 percent) at December 31, 2014. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

Acquisition Accounting and Purchased Loans – Critical Accounting Policies and Estimates

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares and Grand acquisitions are being amortized over 74 months and 94 months, respectively, on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of 2015 for the BANKshares acquisition (on October 1, 2014). Seacoast employed an independent third party with extensive experience in conducting and documenting impairment tests of this nature, and concluded that no impairment occurred.

Other Fair Value Measurements – Critical Accounting Policies and Estimates

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

At December 31, 2015, outstanding securities designated as available for sale totaled $790.8 million. The fair value of the available for sale portfolio at December 31, 2015 was less than historical amortized cost, producing net unrealized losses of $7.8 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2015 and 2014. The fair value of each security available for sale was obtained from independent pricing sources utilized by many financial institutions or from dealer quotes. The fair value of many state and municipal securities are not readily available through market sources, so fair value estimates are based on quoted market price or prices of similar instruments. Generally, the Company obtains one price for each security. However, actual values can only be determined in an arms-length transaction between a willing buyer and seller that can, and often do, vary from these reported values. Furthermore, significant changes in recorded values due to changes in actual and perceived economic conditions can occur rapidly, producing greater unrealized losses or gains in the available for sale portfolio.

The credit quality of the Company’s securities holdings are primarily investment grade. As of December 31, 2015, the Company’s available for sale investment securities, except for approximately $39.9 million of securities issued by states and their political subdivisions, generally are traded in liquid markets. U.S. Treasury and U.S. Government agency obligations totaled $433.9 million, or 54.9 percent of the total available for sale portfolio. The portfolio also includes $109.7 million in private label securities, most secured by residential real estate collateral originated in 2005 or prior years with low loan to values, and current FICO scores above 700. Generally these securities have credit support exceeding 5%. The collateral underlying these mortgage investments are primarily 30- and 15-year fixed rate, 5/1 and 10/1 adjustable rate mortgage loans. Historically, the mortgage loans serving as collateral for those investments have had minimal foreclosures and losses. The Company also has invested $122.6 million in uncapped 3-month Libor floating rate collateralized loan obligations. Collateralized loan obligations are special purpose vehicles that purchase loans as assets that provide a steady stream of income and possible capital appreciation. The collateral for the securities is first lien senior secured corporate debt. The Company has purchased senior tranches rated credit A or higher and performed stress tests, which indicated that the senior subordination levels are sufficient and no principal loss is forecast, verifying the independent rating. In addition, during 2015 the Company acquired several corporate bonds and private commercial mortgage backed securities totaling $84.7 million at year-end. At July 7, 2015, Grand securities of $46.4 million were acquired and added to the available for sale portfolio at their fair value, and at October 1, 2104, BANKshares securities of $85.4 million were acquired and added to the available for sale portfolio at their fair market value.

On May 31, 2014 management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.0 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. Management believes the securities transferred are a core banking asset that they now intend to hold until maturity, and if interest rates were to increase before maturity, the fair values would be impacted more significantly and therefore are not consistent with the characteristics of an available for sale investment.

Seacoast Bank also holds 11,330 shares of Visa Class B stock, which following resolution of Visa’s litigation will be converted to Visa Class A shares (the conversion rate presently is 1.6483 shares of Class A stock for each share of Class B stock) for a total of 18,675 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at zero basis.

Other Than Temporary Impairment of Securities – Critical Accounting Policies and Estimates

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

The Company also held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $5.1 million as of December 31, 2015, $3.4 million less than the balance at year-end 2014. The Company accounts for its FHLB stock based on the industry guidance in ASC 942, Financial Services—Depository and Lending, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at December 31, 2015 and believe our holdings in the stock are ultimately recoverable at par. We do not have operational or liquidity needs that would require redemption of the FHLB stock in the foreseeable future and, therefore, have determined that the stock is not other-than-temporarily impaired.

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At December 31, 2015, the Company had net deferred tax assets (“DTA”) of $60.3 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at December 31, 2014 the Company had a net DTA of $66.8 million.

Factors that support this conclusion:

•	Income before tax (“IBT”) has steadily increased as a result of organic growth and the 2014 BANKshares and 2015 Grand acquisitions will further assist in achieving management’s forecast of future earnings which recovers the net operating loss carry-forwards before expiration;
•	Credit costs have declined and overall credit risk has declined which decreases the impact on future taxable earnings;
•	Growth rates for loans are at levels supported by the acquisitions, increased loan officers and support staff. Additional loan officer salaries were added to assure loan portfolio growth and support increased interest income;
•	New loan production credit quality and concentrations are being well managed through improved and enhanced credit functions and therefore should not cause increased credit costs; and
•	Current economic growth forecasts for Florida and the Company’s markets are supported by population increases.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At December 31, 2015 and 2014, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s fourth quarter 2015 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 10.9% if interest rates increased 200 basis points up over the next 12 months and 5.4% if interest rates increased 100 basis points. This compares with the Company’s fourth quarter 2014 model simulation, which indicated net interest income would increase 9.1% if interest rates were increased 200 basis points up over the next 12 months and 4.9% if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 17.2% at December 31, 2015. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our fourth quarter 2015 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 12.1% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 21.5%.

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

Fourth Quarter Review

Earnings highlights for the fourth quarter 2015:

•	Adjusted net income (1) increased 56% to $6.5 million or $0.19 per average diluted share, compared to $4.2 million or $0.13 per diluted share in the fourth quarter 2014;
•	Net interest income improved $4.4 million or 18% compared to fourth quarter 2014, due to organic loan growth;
•	Net interest margin increased 11 basis points year-over-year to 3.67%;
•	Adjusted return on average tangible common equity improved to 8.4% from 6.2% year-over-year.

Fourth quarter 2015 growth highlights:

•	Loans increased $57 million or 3% not annualized compared to third quarter 2015 and rose 18% year-over-year. Excluding acquisitions, loans increased $218 million or 12% above year-ago levels;
•	Excluding acquisitions, households grew 5% year-over-year;

The tables below provide reconciliation between Generally Accepted Accounting Principles (“GAAP”) net income and adjusted net income (1). Management uses these non-GAAP financial amounts in its analysis of the Company’s performance and believes the presentation provides a clearer understanding of the Company’s performance. The Company believes the presentation of adjusted net income (1) enhances investor understanding of the performance trend and facilitates comparisons with the performance of other financial institutions. The limitations associated with adjusted net income (1) are the risk that persons might disagree as to the appropriateness of items comprising the measure and that different companies might calculate the measure differently. The Company provides reconciliations between GAAP and non-GAAP measures, and these measures should not be considered an alternative to GAAP. For 2015 and 2014, by quarter and for total year, net income and adjusted net income (1) were as follows:

	2015 Quarters
	Fourth	Third	Second	First	Total
(Dollars in thousands except per share data)	2015	2015	2015	2015	Year

Net income (loss), as reported:
Net income (loss)	$6,036	$4,441	$5,805	$5,859	$22,141
Diluted earnings per share	$0.18	$0.13	$0.18	$0.18	$0.66

Adjusted net income (1):
Net income (loss)	$6,036	$4,441	$5,805	$5,859	$22,141
Severance	187	98	29	12	326
Merger related charges	1,043	2,692	337	275	4,347
Bargain purchase gain	(416)	0	0	0	(416)
Security (gains)	(1)	(160)	0	0	(161)
Miscellaneous losses	0	112	0	0	112
Other	0	121	0	0	121
Net loss on OREO and repossessed assets	(157)	262	53	81	239
Asset dispositions expense	79	77	173	143	472
Effective tax rate on adjustments	(299)	(1,210)	(225)	(193)	(1,927)
Adjusted net income (1)	$6,472	$6,433	$6,172	$6,177	$25,254
Adjusted diluted earnings per share (1)	$0.19	$0.19	$0.19	$0.19	$0.75

	2014 Quarters
	Fourth	Third	Second	First	Total
(Dollars in thousands except per share data)	2014	2014	2014	2014	Year

Net income (loss), as reported:
Net income (loss)	$(1,517)	$2,996	$1,918	$2,299	$5,696
Diluted earnings per share	$(0.05)	$0.12	$0.07	$0.09	$0.21

Adjusted net income (1):
Net income (loss)	$(1,517)	$2,996	$1,918	$2,299	$5,696
Severance	478	328	181	212	1,199
Merger related charges	2,722	399	1,234	6	4,361
Branch closure charges and costs related to expense initiatives	4,261	0	0	0	4,261
Marketing and brand refresh expenses	697	0	0	0	697
Stock compensation expense and other incentive costs related to improved outlook	1,213	0	0	0	1,213
Security (gains)	(108)	(344)	0	(17)	(469)
Miscellaneous losses (gains)	119	(45)	144	0	218
Other	0	(124)	114	0	(10)
Net loss on OREO and repossessed assets	9	156	92	53	310
Asset dispositions expense	103	139	118	128	488
Effective tax rate on adjustments	(3,798)	(219)	(811)	(148)	(4,976)
Adjusted net income (1)	$4,179	$3,286	$2,990	$2,533	$12,988
Adjusted diluted earnings per share (1)	$0.13	$0.13	$0.12	$0.10	$0.47

(1) Non-GAAP measures

Fourth quarter net income included a $416,000 bargain purchase gain from the purchase of Grand, arising from unanticipated recoveries and resulting valuation adjustments to loans and OREO realized in the fourth quarter.

Net interest income for the fourth quarter 2015 totaled $29.1 million, a $4.4 million or 18% increase from the fourth quarter a year ago and $0.1 million higher than third quarter 2015’s result. Net interest margin expanded to 3.67%, an eleven basis point increase from prior year, but eight basis points lower than third quarter 2015. Year-over-year net interest income and margin increases reflect improvement in rate and balance sheet mix, largely due to growth in customer relationships. Linked quarter results reflect an accelerated level of purchase loan accretion in the third quarter of 2015 that contributed approximately ten basis points of margin during that quarter. Loan growth during the fourth quarter 2015 and improved core yields more than compensated for a decrease in purchased loan accretion linked quarter.

Noninterest income (excluding securities gains, net and bargain purchase gain, net) totaled $7.8 million for the fourth quarter of 2015, an increase of $0.6 million or 9% from fourth quarter 2014. Most categories of service fee income showed year-over-year growth with interchange income up 24%, indicating continued growth in customer acquisition and cross sell, and benefits from our acquisition activity, including the Grand acquisition in the third quarter of 2015. In comparison, noninterest income totaled $8.1 million for the third quarter 2015 (when strong revenues from mortgage banking hit their highs during 2015), and $7.1 million for the fourth quarter 2014. During the fourth quarter 2014, noninterest income (excluding security gains, net) increased $1.0 million from third quarter 2014 and $1.1 million from the fourth quarter 2013. The increases included a full quarter effect of fees generated from the acquisition of BANKshares, including bank owned life insurance (BOLI) investments that were transferred to Seacoast as a result of the acquisition, and were added to policies directly acquired by the Company during the fourth quarter of 2014.

Noninterest expenses for the fourth quarter 2015 reflected remaining merger related charges of $1.0 million from our acquisition of Grand in the third quarter 2015 and severance of $0.2 million. The most significant factor impacting the fourth quarter 2014’s net income was much higher noninterest expenses. Noninterest expenses increased by $14.1 million versus third quarter 2014’s result, and were $15.4 million higher when compared to the fourth quarter of 2013. Impacting the fourth quarter of 2014, our acquisition of BANKshares (with 12 full-service offices) expanded our presence in central Florida, particularly in the greater Orlando market. Merger related charges in the fourth quarter of 2014 totaled approximately $2.7 million and were primarily related to core system conversion costs, software and other contract termination charges, and investment banking fees. Also, accrual of long term stock compensation expense related to an improved outlook and other incentive costs related to better than expected production added an incremental $1.2 million to expenses in the fourth quarter of 2014. One-time charges that were incurred in the fourth quarter of 2014 for approximately $4.3 million were related to previously announced branch closings. Severance totaled $0.5 million for the fourth quarter 2014. In addition, during the fourth quarter 2014, we invested approximately $0.7 million in marketing and other expenditures to refresh and reintroduce our brand, including retooling our logo and associated signage throughout our branch network and digital platforms. All costs for this logo change and additional branding were incurred in the fourth quarter of 2014. All of the above added a total of $9.4 to fourth quarter 2014’s noninterest expense which was one-time in nature.

A provision for loan losses of $0.4 million and $0.1 million was recorded in the fourth quarter of 2015 and 2014, respectively. Our fourth quarter 2015 provisioning reflects continued strong credit metrics, offset by continued loan growth. For the fourth quarter of 2015, net charge-offs totaled $0.6 million, the same as fourth quarter 2014. The allowance for loan losses to portfolio loans outstanding ratio at December 31, 2015 was 1.03 percent compared to 1.14 percent a year earlier, and the coverage ratio (the allowance for loan losses to nonaccrual loans) was 110.0 percent at December 31, 2015 compared to 80.8 percent at December 31, 2014, reflecting the improvement in credit quality.

Internal Controls

The Company's management, including the Chief Executive Officer and Chief Financial Officer with the assistance of outside consultants, has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded as of December 31, 2015, the Company's internal control over financial reporting was effective.

The board of directors, the audit committee of the board and senior management of the Company consider it essential to assure the Company achieves effective and comprehensive internal controls over every aspect of financial reporting.

Table 1 - Condensed Income Statement*

	2015	2014	2013
	(Tax equivalent basis)
Net interest income	3.33%	3.03%	2.99%
Provision (recapture) for loan losses	0.08	(0.14)	0.15
Noninterest income
Securities gains, net	0.00	0.02	0.02
Bargain purchase gains, net	0.01	0.00	0.00
Other	0.97	1.00	1.11
Noninterest expense	3.14	3.76	3.43
Income before income taxes	1.09	0.43	0.54
Provision (benefit) for income taxes including tax equivalent adjustment	0.42	0.20	(1.84)
Net income	0.67%	0.23%	2.38%

* As a Percent of Average Assets

Table 2 – Three Year Summary

Average Balances, Interest Income and Expenses, Yields and Rates (1)

	2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
EARNING ASSETS
Securities
Taxable	$946,986	$20,341	2.15%	$732,324	$15,448	2.11%	$651,368	$12,856	1.97%
Nontaxable	15,208	895	5.89	4,644	323	6.96	1,608	105	6.53
	962,194	21,236	2.21	736,968	15,771	2.14	652,976	12,961	1.98
Federal funds sold and other investments	76,851	1,022	1.33	125,550	1,017	0.81	152,816	868	0.57
Loans, net (2)	1,984,545	94,640	4.77	1,452,751	63,788	4.39	1,272,447	57,163	4.49
TOTAL EARNING ASSETS	3,023,590	116,898	3.87	2,315,269	80,576	3.48	2,078,239	70,992	3.42

Allowance for loan losses	(18,725)			(19,164)			(21,133)
Cash and due from banks	73,001			51,581			36,423
Bank premises and equipment	51,396			37,970			34,806
Bank owned life insurance	39,343			6,154			0
Goodwill	25,320			6,643			0
Other intangible assets	7,956			2,197			1,104
Other assets	102,516			84,609			57,318
	$3,304,397			$2,485,259			$2,186,757

INTEREST BEARING LIABILITIES

Interest bearing demand	$632,304	472	0.07%	$520,288	399	0.08%	$466,680	401	0.09%
Savings deposits	281,470	158	0.06	219,793	113	0.05	182,039	101	0.06
Money market	607,768	1,455	0.24	366,490	352	0.10	337,395	280	0.08
Time deposits	307,329	1,228	0.40	277,349	1,538	0.55	296,402	1,947	0.66
Federal funds purchased and other short term borrowings	182,914	376	0.21	171,965	297	0.17	155,222	286	0.18
Other borrowings	117,056	3,241	2.77	106,370	2,656	2.50	103,610	2,542	2.45
TOTAL INTEREST BEARING LIABILIITIES	2,128,841	6,930	0.33	1,662,255	5,355	0.32	1,541,348	5,557	0.36
Noninterest demand	819,801			556,000			451,776
Other liabilities	18,388			10,137			10,329
	2,967,030			2,228,392			2,003,453
Shareholders' equity	337,367			256,867			183,304
	$3,304,397			$2,485,259			$2,186,757
Interest expense as % of earning assets			0.23%			0.23%			0.27%
Net interest income/yield on earning assets		$109,968	3.64%		$75,221	3.25%		$65,435	3.15%

(1) The tax equivalent adjustment is based on a 35% tax rate.

(2) Nonperforming loans are included in average loan balances. Fees on loans are included in interest on loans.

Table 3 - Rate/Volume Analysis (on a Tax Equivalent Basis)

	2015 vs 2014			2014 vs 2013
	Due to Change in:			Due to Change in:
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
	Amount of increase (decrease)
EARNING ASSETS
Securities
Taxable	$4,570	$323	$4,893	$1,653	$939	$2,592
Nontaxable	678	(106)	572	205	14	219
	5,248	217	5,465	1,858	953	2,811
Federal funds sold and other investments	(522)	527	5	(190)	338	148
Loans, net	24,355	6,497	30,852	8,008	(1,383)	6,625
TOTAL EARNING ASSETS	29,081	7,241	36,322	9,676	(92)	9,584

INTEREST BEARING LIABILITIES
NOW	85	(12)	73	44	(47)	(3)
Savings deposits	33	12	45	20	(8)	12
Money market accounts	406	697	1,103	27	45	72
Time deposits	143	(453)	(310)	(115)	(294)	(409)
	667	244	911	(24)	(304)	(328)
Federal funds purchased and other short term borrowings	21	58	79	30	(19)	11
Other borrowings	281	304	585	68	46	114
TOTAL INTEREST BEARING LIABILITIES	969	606	1,575	74	(277)	(203)
NET INTEREST INCOME	$28,112	$6,635	$34,747	$9,602	$185	$9,787

(1) Changes attributable to rate/volume are allocated to rate and volume on an equal basis.

Table 4 – Noninterest Income

	Year Ended			% Change
	2015	2014	2013	15/14	14/13
	(Dollars in thousands)
Service charges on deposit accounts	$8,563	$6,952	$6,711	23.2%	3.6%
Trust fees	3,132	2,986	2,711	4.9	10.1
Mortgage banking fees	4,252	3,057	4,173	39.1	(26.7)
Brokerage commissions and fees	2,132	1,614	1,631	32.1	(1.0)
Marine finance fees	1,152	1,320	1,189	(12.7)	11.0
Interchange income	7,684	5,972	5,404	28.7	10.5
Other deposit based EFT fees	397	343	342	15.7	0.3
BOLI Income	1,426	252	0	465.9	n/m
Gain on participated loan	725	0	0	n/m	n/m
Other	2,555	2,248	2,158	13.7	4.2
	32,018	24,744	24,319	29.4	1.7
Securities gains, net	161	469	419	(65.7)	11.9
Bargain purchase gain, net	416	0	0	n/m	n/m
TOTAL	$32,595	$25,213	$24,738	29.3	1.9

n/m = not meaningful

Table 5 - Noninterest Expense

	Year Ended			% Change
	2015	2014	2013	15/14	14/13
	(Dollars in thousands)
Salaries and wages	$41,075	$35,132	$31,006	16.9%	13.3%
Employee benefits	9,564	8,773	7,327	9.0	19.7
Outsourced data processing costs	10,150	8,781	6,372	15.6	37.8
Telephone / data lines	1,797	1,331	1,253	35.0	6.2
Occupancy	8,744	7,930	7,178	10.3	10.5
Furniture and equipment	3,434	2,535	2,334	35.5	8.6
Marketing	4,428	3,576	2,339	23.8	52.9
Legal and professional fees	8,022	6,871	2,458	16.8	179.5
FDIC assessments	2,212	1,660	2,601	33.3	(36.2)
Amortization of intangibles	1,424	1,033	783	37.9	31.9
Asset dispositions expense	472	488	740	(3.3)	(34.1)
Branch closures and new branding	0	4,958	0	(100.0)	n/m
Net loss on other real estate owned and repossessed assets	239	310	1,289	(22.9)	(76.0)
Other	12,209	9,988	9,472	22.2	5.4
TOTAL	$103,770	$93,366	$75,152	11.1	24.2

* n/m = not meaningful

Table 6 - Capital Resources

	December 31
	2015	2014	2013
	(Dollars in thousands)
TIER 1 CAPITAL
Common stock	$3,435	$3,300	$2,364
Additional paid in capital	399,162	379,249	277,290
Accumulated (deficit)	(42,858)	(65,000)	(70,695)
Treasury stock	(73)	(71)	(11)
Goodwill	(25,211)	(25,309)	0
Intangibles	(2,057)	(4,478)	(718)
Other	(15,394)	n/a	n/a
COMMON EQUITY TIER 1 CAPITAL	317,004	n/a	n/a
Qualifying trust preferred securities	69,961	62,539	52,000
Other	(23,092)	(44,565)	(49,797)
TOTAL TIER 1 CAPITAL	363,873	305,665	210,433
TIER 2 CAPITAL
Allowance for loan losses, as limited (1)	19,166	17,100	16,877
TOTAL TIER 2 CAPITAL	19,166	17,100	16,877
TOTAL RISK-BASED CAPITAL	$383,039	$322,765	$227,310
Risk weighted assets	$2,392,668	$1,986,291	$1,346,957

Common equity Tier 1 ratio (CET1)	13.25%	n/a %	n/a %
Regulatory minimum	6.50	n/a	n/a
Tier 1 capital ratio	15.21	15.39	15.62
Total capital ratio	16.01	16.25	16.88
Regulatory minimum	8.00	8.00	8.00
Tier 1 capital to adjusted total assets	10.70	10.32	9.59
Regulatory minimum	5.00	4.00	4.00
Shareholders' equity to assets	10.00	10.11	8.75
Average shareholders' equity to average total assets	10.21	10.34	8.38
Tangible shareholders' equity to tangible assets	9.13	9.14	8.72

(1) Includes reserve for unfunded commitments of $38,000 at December 31, 2015 and $29,000 at December 31, 2014 and 2013.

n/a = not applicable

Table 7 - Loans Outstanding

	December 31
	2015	2014	2013	2012	2011
	(In thousands)
Construction and land development
Residential	$31,650	$16,155	$10,566	$9,902	$11,255
Commercial	31,977	37,194	22,733	11,907	11,338
	63,627	53,349	33,299	21,809	22,593
Individuals	45,160	33,687	34,151	38,927	26,591
	108,787	87,036	67,450	60,736	49,184

Commercial real estate	1,009,378	837,147	520,382	486,828	508,353

Real estate mortgage
Residential real estate
Adjustable	429,826	441,238	391,885	361,005	334,140
Fixed rate	110,391	93,865	91,108	98,976	96,952
Home equity mortgages	69,339	71,838	62,043	57,955	60,253
Home equity lines	114,229	79,956	47,710	51,395	54,901
	723,785	686,897	592,746	569,331	546,246

Commercial and financial	228,517	157,396	78,636	61,903	53,105

Installment loans to individuals
Automobiles and trucks	14,965	7,817	6,607	7,761	8,736
Marine loans	46,534	26,236	20,208	18,446	19,932
Other	23,857	18,844	17,898	20,723	21,943
	85,356	52,897	44,713	46,930	50,611

Other loans	507	512	280	353	575

TOTAL	$2,156,330	$1,821,885	$1,304,207	$1,226,081	$1,208,074

Table 8 - Loan Maturity Distribution

	December 31, 2015
	Commercial and Financial	Construction and Land Development	Total
	(In thousands)
In one year or less	$106,452	$47,293	$153,745
After one year but within five years:
Interest rates are floating or adjustable	17,610	15,605	33,215
Interest rates are fixed	62,666	16,026	78,692
In five years or more:
Interest rates are floating or adjustable	2,022	17,266	19,288
Interest rates are fixed	39,767	12,597	52,364
TOTAL	$228,517	$108,787	$337,304

Table 9 - Maturity of Certificates of Deposit of $100,000 or More

	December 31
		% of		% of
	2015	Total	2014	Total
	(Dollars in thousands)
Maturity Group:
Under 3 Months	$37,616	26.8%	$31,244	20.9%
3 to 6 Months	25,566	18.2	31,918	21.3
6 to 12 Months	31,807	22.7	38,840	25.9
Over 12 Months	45,305	32.3	47,841	31.9
TOTAL	$140,294	100.0%	$149,843	100.0%

Table 10 - Summary of Loan Loss Experience

	Year Ended December 31
	2015	2014	2013	2012	2011

Beginning balance	$17,071	$20,068	$22,104	$25,565	$37,744

Provision (recapture) for loan losses	2,644	(3,486)	3,188	10,796	1,974

Charge offs:
Construction and land development	1,271	640	604	612	4,739
Commercial real estate	482	398	2,714	8,539	3,663
Residential real estate	779	1,126	3,153	8,381	7,482
Commercial and financial	726	398	60	346	0
Consumer	341	193	253	410	562
TOTAL CHARGE OFFS	3,599	2,755	6,784	18,288	16,446
Recoveries:
Construction and land development	404	415	212	341	1,053
Commercial real estate	700	1,683	547	2,702	354
Residential real estate	1,260	902	449	738	513
Commercial and financial	531	170	326	129	301
Consumer	117	74	26	121	72
TOTAL RECOVERIES	3,012	3,244	1,560	4,031	2,293
Net loan charge offs (recoveries)	587	(489)	5,224	14,257	14,153
ENDING BALANCE	$19,128	$17,071	$20,068	$22,104	$25,565

Loans outstanding at end of year*	$2,156,330	$1,821,885	$1,304,207	$1,226,081	$1,208,074
Ratio of allowance for loan losses to loans outstanding at end of year	0.89%	0.94%	1.54%	1.80%	2.12%
Ratio of allowance for loan losses to loans outstanding (excluding purchased loans) at end of period	1.03%	1.14%	1.54%	1.80%	2.12%
Daily average loans outstanding*	$1,984,545	$1,452,751	$1,272,447	$1,227,542	$1,216,221
Ratio of net charge offs (recoveries) to average loans outstanding	(0.03)%	(0.03)%	0.41%	1.16%	1.16%

* Net of unearned income.

Table 11 - Allowance for Loan Losses

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

ALLOCATION BY LOAN TYPE
Construction and land development	$1,151	$765	$808	$1,134	$1,883
Commercial real estate loans	6,756	4,531	6,160	8,849	11,477
Residential real estate loans	8,057	9,802	11,659	11,090	10,966
Commercial and financial loans	2,042	1,179	710	468	402
Consumer loans	1,122	794	731	563	837
TOTAL	$19,128	$17,071	$20,068	$22,104	$25,565

YEAR END LOAN TYPES AS A PERCENT OF TOTAL LOANS
Construction and land development	5.0%	4.8%	5.2%	5.0%	4.1%
Commercial real estate loans	46.8	46.0	39.9	39.7	42.1
Residential real estate loans	33.6	37.7	45.5	46.5	45.2
Commercial and financial loans	10.6	8.6	6.0	5.0	4.4
Consumer loans	4.0	2.9	3.4	3.8	4.2
TOTAL	100.0%	100.0%	100.0%	100.0%	100.0%

Table 12 - Nonperforming Assets

	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans (1) (2)	(Dollars in thousands)
Construction and land development	$309	$1,963	$1,302	$1,342	$2,227
Commercial real estate loans	6,410	4,189	5,111	17,234	13,120
Residential real estate loans	10,290	14,797	20,705	22,099	12,555
Commercial and financial loans	130	0	13	0	16
Consumer loans	247	191	541	280	608
Total	17,386	21,140	27,672	40,955	28,526
Other real estate owned
Construction and land development	2,617	223	421	2,124	10,879
Commercial real estate loans	3,959	5,771	5,138	6,305	7,517
Residential real estate loans	463	1,468	1,301	3,458	2,550
Total	7,039	7,462	6,860	11,887	20,946
TOTAL NONPERFORMING ASSETS	$24,425	$28,602	$34,532	$52,842	$49,472

Amount of loans outstanding at end of year (2)	$2,156,330	$1,821,885	$1,304,207	$1,226,081	$1,208,074
Ratio of total nonperforming assets to loans outstanding and other real estate owned at end of period	1.13%	1.56%	2.63%	4.27%	4.03%
Accruing loans past due 90 days or more	$0	$311	$160	$1	$0
Loans restructured and in compliance with modified terms (3)	19,970	24,997	25,137	41,946	71,611

(1)	Interest income that could have been recorded during 2015, 2014, and 2013 related to nonaccrual loans was $614,000, $1,942,000, and $964,000, respectively, none of which was included in interest income or net income. All nonaccrual loans are secured.
(2)	Net of unearned income.
(3)	Interest income that would have been recorded based on original contractual terms was $1,211,000, $1,496,000, and $1,618,000, respectively, for 2015, 2014 and 2013. The amount included in interest income under the modified terms for 2015, 2014, and 2013 was $836,000, $1,276,000, and $1,074,000, respectively.

Table 13 - Securities Available For Sale

	December 31
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities
2015	$3,833	$3,911	$78	$0
2014	3,876	3,899	23	0

Mortgage-backed securities of U.S. Government Sponsored Entities
2015	192,224	191,749	847	(1,322)
2014	123,981	125,059	1,501	(423)

Collateralized mortgage obligations of U.S. Government Sponsored Entities
2015	242,620	238,190	470	(4,900)
2014	352,483	347,481	1,075	(6,077)

Private mortgage-backed securities
2015	32,558	31,792	0	(766)
2014	29,967	30,258	291	0

Private collateralized mortgage obligations
2015	77,965	77,957	700	(708)
2014	85,175	85,135	688	(728)

Collateralized loan obligations
2015	124,477	122,583	0	(1,894)
2014	127,397	125,225	0	(2,172)

Obligations of state and political subdivisions
2015	39,119	39,891	882	(110)
2014	23,511	24,318	810	(3)

Corporate and other debt securities
2015	44,652	44,273	37	(416)
2014	0	0	0	0

Private commercial mortgage backed securities
2015	41,127	40,420	13	(720)
2014	0	0	0	0

Total Securities Available For Sale
2015	$798,575	$790,766	$3,027	$(10,836)
2014	$746,390	$741,375	$4,388	$(9,403)

Table 14 - Securities Held For Investment (1)

	December 31
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
	(In thousands)

Mortgage-backed securities of U.S. Government Sponsored Entities
2015	$64,993	$65,551	$574	$(16)
2014	67,535	68,347	812	0

Collateralized mortgage obligations of U.S. Government Sponsored Entities
2015	89,265	89,440	581	(406)
2014	114,541	114,956	695	(280)

Collateralized loan obligations
2015	41,300	39,940	0	(1,360)
2014	25,828	25,485	0	(343)

Private collateralized mortgage obligations
2015	7,967	7,882	0	(85)
2014	0	0	0	0

Total Securities Held For Investment
2015	$203,525	$202,813	$1,155	$(1,867)
2014	$207,904	$208,788	$1,507	$(623)

(1) Management changed its intent to hold certain securities available for sale during the second quarter 2014 and those securities were transferred to securities held for investment to allow more flexibility in managing interest rate risk.

Table 15 - Maturity Distribution of Securities Available For Sale

	December 31, 2015
						Average
	1 Year	1-5	5-10	After 10		Maturity
	Or Less	Years	Years	Years	Total	In Years
	(Dollars in thousands)
AMORTIZED COST
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$225	$3,608	$0	$0	$3,833	2.82
Mortgage-backed securities of U.S. Government Sponsored Entities	0	117,771	49,430	25,023	192,224	5.60
Collateralized mortgage obligations of U.S. Government Sponsored Entities	9,597	188,072	44,647	304	242,620	4.04
Private mortgage backed securities	0	0	17,902	14,655	32,558	9.20
Private collateralized mortgage obligations	31,902	13,321	26,077	6,666	77,965	4.13
Collateralized loan obligations	0	32,791	91,686	0	124,477	5.63
Obligations of state and political subdivisions	0	8,286	18,201	12,632	39,119	9.36
Corporate and other debt securities	6,500	27,345	9,808	1,000	44,652	4.12
Private commercial mortgage backed securiites	565	0	8,629	31,933	41,127	16.30
Total Securities Available For Sale	$48,788	$391,193	$266,381	$92,214	$798,575	5.59

FAIR VALUE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$225	$3,686	$0	$0	$3,911
Mortgage-backed securities of U.S. Government Sponsored Entities	0	117,609	49,275	24,865	191,749
Collateralized mortgage obligations of U.S. Government Sponsored Entities	9,520	184,269	44,093	308	238,190
Private mortgage backed securities	0	0	17,383	14,409	31,792
Private collateralized mortgage obligations	31,695	13,384	26,181	6,697	77,957
Collateralized loan obligations	0	32,292	90,291	0	122,583
Obligations of state and political subdivisions	0	8,329	18,737	12,825	39,891
Corporate and other debt securities	6,500	27,079	9,694	1,000	44,273
Private commercial mortgage backed securiites	562	0	8,574	31,284	40,420
Total Securities Available For Sale	$48,502	$386,647	$264,228	$91,389	$790,766

WEIGHTED AVERAGE YIELD (FTE)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	0.30%	2.94%	0.00%	0.00%	2.78%
Mortgage-backed securities of U.S. Government Sponsored Entities	0.00%	2.24%	2.34%	2.76%	2.33%
Collateralized mortgage obligations of U.S. Government Sponsored Entities	1.77%	1.87%	2.29%	1.07%	1.97%
Private mortgage backed securities	0.00%	0.00%	1.99%	1.44%	1.74%
Private collateralized mortgage obligations	2.06%	2.24%	2.24%	2.24%	2.17%
Collateralized loan obligations	0.00%	1.37%	2.69%	0.00%	2.43%
Obligations of state and political subdivisions	0.00%	2.30%	3.23%	4.33%	3.39%
Corporate and other debt securities	2.01%	2.39%	3.26%	4.13%	2.57%
Private commercial mortgage backed securiites	1.47%	0.00%	2.27%	4.84%	4.26%
Total Securities Available For Sale	1.98%	2.00%	2.49%	3.46%	2.33%

Table 16 - Maturity Distribution of Securities Held for Investment

	December 31, 2015
						Average
	1 Year	1-5	5-10	After 10		Maturity
	Or Less	Years	Years	Years	Total	In Years
	(Dollars in thousands)
AMORTIZED COST
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$35,085	$29,908	$0	$64,993	4.57
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0	55,515	33,750	0	89,265	4.37
Collateralized loan obligations	0	0	41,300	0	41,300	6.35
Private collateralized mortgage obligations	0	0	7,967	0	7,967	8.23
Total Securities Available For Sale	$0	$90,601	$112,925	$0	$203,525	4.98

FAIR VALUE
Mortgage-backed securities of U.S. Government Sponsored Entities	$0	$35,278	$30,273	$0	$65,551
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0	55,517	33,923	0	89,440
Collateralized loan obligations	0	0	39,940	0	39,940
Private collateralized mortgage obligations	0	0	7,882	0	7,882
Total Securities Available For Sale	$0	$90,795	$112,018	$0	$202,813

WEIGHTED AVERAGE YIELD (FTE)
Mortgage-backed securities of U.S. Government Sponsored Entities	0.00%	2.50%	2.04%	0.00%	2.29%
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0.00%	1.89%	2.42%	0.00%	2.09%
Collateralized loan obligations	0.00%	0.00%	3.10%	0.00%	3.10%
Private collateralized mortgage obligations	0.00%	0.00%	1.48%	0.00%	1.48%
Total Securities Available For Sale	0.00%	2.12%	2.50%	0.00%	2.33%

Table 17 - Interest Rate Sensitivity Analysis (1)

	December 31, 2015
	0-3	4-12	1-5	Over
	Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Federal funds sold and interest bearing deposits	$54,851	$0	$0	$0	$54,851
Securities (2)	357,507	106,523	288,067	250,003	1,002,100
Loans, net (3)	661,457	327,679	974,747	199,059	2,162,942
Earning assets	1,073,815	434,202	1,262,814	449,062	3,219,893
Savings deposits (4)	1,695,953	0	0	0	1,695,953
Time deposits	76,692	122,224	94,049	1,022	293,987
Borrowings	241,966	0	50,000	0	291,966
Interest bearing liabilities	2,014,611	122,224	144,049	1,022	2,281,906
Interest sensitivity gap	$(940,796)	$311,978	$1,118,765	$448,040	$937,987
Cumulative gap	$(940,796)	$(628,818)	$489,947	$937,987
Cumulative gap to total earning assets (%)	(29.2)	(19.5)	15.2	29.1
Earning assets to interest bearing liabilities (%)	53.3	355.3	876.7	n/m

(1) The repricing dates may differ from maturity dates for certain assets due to prepayment assumptions.

(2) Securities are stated at amortized cost.

(3) Excludes nonaccrual loans.

(4) This category is comprised of interest-bearing demand, savings and money market deposits. If interest-bearing demand and savings deposits (totaling $1,030,600) were deemed repriceable in "4-12 months", the interest sensitivity gap and cumulative gap would be $89,804 or 2.8% of total earning assets and an earning assets to interest bearing liabilities for the 0-3 months category of 109.1%.

n/m = not meaningful

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on Seacoast common stock for the five years ended December 31, 2015 with the cumulative total return of the NASDAQ Composite Index and the SNL Southeast Bank Index for the same period.  The graph and table assume that $100 was invested onDecember 31, 2010 (the last day of trading for the year ended December 31, 2010) in each of Seacoastcommon stock, the NASDAQ Composite Index and the SNL Southeast Bank Index.  The cumulative total return represents the change in stock price and the amount of dividends received over the period, assuming all dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Seacoast Banking Corporation of Florida	100.00	104.11	110.27	167.12	188.36	205.21
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Southeast Bank	100.00	58.51	97.19	131.70	148.33	146.02

Source : SNL Financial LC, Charlottesville, VA

© 2016

www.snl.com

SELECTED QUARTERLY INFORMATION

QUARTERLY CONSOLIDATED INCOME (LOSS) STATEMENTS (UNAUDITED)

	2015 Quarters				2014 Quarters
	Fourth	Third	Second	First	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
Net interest income:
Interest income	$30,915	$30,823	$27,361	$27,318	$26,272	$18,491	$17,987	$17,512
Interest expense	1,815	1,812	1,695	1,608	1,539	1,263	1,262	1,291
Net interest income	29,100	29,011	25,666	25,710	24,733	17,228	16,725	16,221
Provision (recapture) for loan losses	369	987	855	433	118	(1,425)	(1,444)	(735)
Net interest income after provision (recapture) for loan losses	28,731	28,024	24,811	25,277	24,615	18,653	18,169	16,956
Noninterest income:
Service charges on deposit accounts	2,229	2,217	2,115	2,002	2,208	1,753	1,484	1,507
Trust fees	791	781	759	801	795	817	703	671
Mortgage banking fees	955	1,177	1,032	1,088	716	825	855	661
Brokerage commissions and fees	511	604	576	441	417	408	410	379
Marine finance fees	205	258	492	197	445	281	340	254
Interchange income	1,989	1,925	2,033	1,737	1,603	1,452	1,514	1,403
Other deposit based EFT fees	99	88	96	114	92	70	83	98
BOLI Income	396	366	334	330	252	0	0	0
Gain on participated loan	0	0	725	0	0	0	0	0
Other income	607	666	684	598	613	543	507	585
Securities gains, net	1	160	0	0	108	344	0	17
Bargain purchase gain, net	416	0	0	0	0	0	0	0
Total noninterest income	8,199	8,242	8,846	7,308	7,249	6,493	5,896	5,575
Noninterest expenses:
Salaries and wages	11,135	11,850	9,301	8,789	11,676	8,064	7,768	7,624
Employee benefits	2,178	2,430	2,541	2,415	2,461	2,049	2,081	2,182
Outsourced data processing costs	2,455	3,277	2,234	2,184	3,506	1,769	1,811	1,695
Telephone / data lines	412	446	443	496	419	313	306	293
Occupancy	2,314	2,396	2,011	2,023	2,325	1,879	1,888	1,838
Furniture and equipment	1,000	883	819	732	732	628	604	571
Marketing	1,128	1,099	1,226	975	1,163	925	675	813
Legal and professional fees	2,580	2,189	1,590	1,663	2,555	1,103	2,272	941
FDIC assessments	551	552	520	589	476	387	411	386
Amortization of intangibles	397	397	315	315	446	195	196	196
Asset dispositions expense	79	77	173	143	103	139	118	128
Branch closures and new branding	0	0	0	0	4,958	0	0	0
Net (gain)/loss on other real estate owned and repossessed assets	(157)	262	53	81	9	156	92	53
Other	3,097	3,269	3,062	2,781	3,182	2,282	2,461	2,063
Total noninterest expenses	27,169	29,127	24,288	23,186	34,011	19,889	20,683	18,783
Income (loss) before income taxes	9,761	7,139	9,369	9,399	(2,147)	5,257	3,382	3,748
Provision (benefit) for income taxes	3,725	2,698	3,564	3,540	(630)	2,261	1,464	1,449
Net income (loss)	$6,036	$4,441	$5,805	$5,859	$(1,517)	$2,996	$1,918	$2,299

PER COMMON SHARE DATA
Net income (loss) diluted	$0.18	$0.13	$0.18	$0.18	$(0.05)	$0.12	$0.07	$0.09
Net income (loss) basic	0.18	0.13	0.18	0.18	(0.05)	0.12	0.07	0.09
Cash dividends declared:
Common stock	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
Market price common stock:
Low close	14.10	14.11	13.81	12.02	10.80	10.03	10.00	10.55
High close	16.95	16.26	16.09	14.46	14.24	11.27	11.28	12.51
Bid price at end of period	14.98	14.68	15.80	14.27	13.75	10.93	10.87	11.00

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011

FOR THE YEAR

Net interest income	$109,487	$74,907	$65,206	$64,809	$66,839

Provision (recapture) for loan losses	2,644	(3,486)	3,188	10,796	1,974

Noninterest income:

Other	32,018	24,744	24,319	21,444	18,345

Loss on sale of commercial loan	0	0	0	(1,238)	0

Securities gains, net	161	469	419	7,619	1,220

Bargain purchase gains, net	416	0	0	0	0

Noninterest expenses	103,770	93,366	75,152	82,548	77,763

Income (loss) before income taxes	35,668	10,240	11,604	(710)	6,667

Provision (benefit) for income taxes	13,527	4,544	(40,385)	0	0

Net income (loss)	22,141	5,696	51,989	(710)	6,667

Per Share Data

Net income (loss) available to common shareholders:

Diluted	0.66	0.21	2.44	(0.24)	0.16

Basic	0.66	0.21	2.46	(0.24)	0.16

Cash dividends declared	0.00	0.00	0.00	0.00	0.00

Book value per share common	10.29	9.44	8.40	6.16	6.46

Dividends to net income	0.0%	0.0%	0.0%	0.0%	0.0%

AT YEAR END

Assets	$3,534,780	$3,093,335	$2,268,940	$2,173,929	$2,137,375

Securities	994,291	949,279	641,611	656,868	668,339

Net loans	2,137,202	1,804,814	1,284,139	1,203,977	1,182,509

Deposits	2,844,387	2,416,534	1,806,045	1,758,961	1,718,741

Shareholders' equity	353,453	312,651	198,604	165,546	170,077

Performance ratios:

Return on average assets	0.67%	0.23%	2.38%	(0.03)%	0.32%

Return on average equity	6.56	2.22	28.36	(0.43)	4.03

Net interest margin [1]	3.64	3.25	3.15	3.22	3.42

Average equity to average assets	10.21	10.34	8.38	7.81	8.01

1. On a fully taxable equivalent basis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Seacoast Banking Corporation of Florida

Stuart, Florida

We have audited the accompanying consolidated balance sheets of Seacoast Banking Corporation of Florida as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), cash flows, and shareholders’ equity for each of the years in the two-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting contained in Item 9A. of the accompanying Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

109

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company has excluded the operations of Grand Bankshares, Inc. acquired during 2015, which is described in Note T of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seacoast Banking Corporation of Florida as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Fort Lauderdale, Florida

March 14, 2016

110

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Seacoast Banking Corporation of Florida:

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity of Seacoast Banking Corporation of Florida and subsidiaries for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Seacoast Banking Corporation of Florida and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 17, 2014
Miami, Florida
Certified Public Accountants

111

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31
	2015	2014	2013
	(Dollars in thousands, except share data)

INTEREST INCOME
Interest on securities
Taxable	$20,341	$15,448	$12,856
Nontaxable	585	211	68
Interest and fees on loans	94,469	63,586	56,971
Interest on federal funds sold and interest bearing deposits	1,022	1,017	868
Total interest income	116,417	80,262	70,763
INTEREST EXPENSE
Interest on savings deposits	2,085	864	782
Interest on time certificates	1,228	1,538	1,947
Interest on short term borrowings	375	297	286
Interest on subordinated debt	1,634	1,053	934
Interest on other borrowings	1,608	1,603	1,608
Total interest expense	6,930	5,355	5,557
NET INTEREST INCOME	109,487	74,907	65,206
Provision (recapture) for loan losses	2,644	(3,486)	3,188
NET INTEREST INCOME AFTER PROVISION (RECAPTURE) FOR LOAN
LOSSES	106,843	78,393	62,018
NONINTEREST INCOME (Note M)
Bargain purchase gain	416	0	0
Securities gains, net (includes net gains (losses) of $(325), $(110), and $149 in other comprehensive income reclassifications for 2015, 2014, and 2013 respectively)	161	469	419
Other	32,018	24,744	24,319
Total noninterest income	32,595	25,213	24,738
NONINTEREST EXPENSE (Note M)	103,770	93,366	75,152
INCOME BEFORE INCOME TAXES	35,668	10,240	11,604
Income taxes (benefit)	13,527	4,544	(40,385)
NET INCOME	22,141	5,696	51,989
Preferred stock dividends and accretion on preferred stock discount	0	0	4,073
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$22,141	$5,696	$47,916

SHARE DATA
Net income per share of common stock
Diluted	$0.66	$0.21	$2.44
Basic	0.66	0.21	2.46

Average common shares outstanding
Diluted	33,744,171	27,716,895	19,650,005
Basic	33,495,827	27,538,955	19,449,560

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)

NET INCOME	$22,141	$5,696	$51,989
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale	(2,042)	12,302	(22,532)
Unrealized gains (losses) on transfer of securities available for sale (AFS) to held for investment (HTM) and securities HTM to securities AFS	0	(3,137)	724
Amortization of unrealized losses on securities transferred to held for investment, net	(539)	(290)	0
Reclassification adjustment for (gains) and losses included in net income	325	110	(149)
Provision (benefit) for income taxes	(870)	3,468	(8,475)
Total other comprehensive income (loss)	(1,386)	5,517	(13,482)
COMPREHENSIVE INCOME	$20,755	$11,213	$38,507

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(Dollars in thousands, except share data)
ASSETS

Cash and due from banks	$81,216	$64,411
Interest bearing deposits with other banks	54,851	36,128
Total cash and cash equivalents	136,067	100,539
Securities available for sale (at fair value)	790,766	741,375
Securities held for investment (fair value $202,813 in 2015 and $208,787 in 2014)	203,525	207,904
Total securities	994,291	949,279
Loans held for sale	23,998	12,078
Loans	2,156,330	1,821,885
Less: Allowance for loan losses	(19,128)	(17,071)
Net loans	2,137,202	1,804,814
Bank premises and equipment, net	54,579	45,086
Other real estate owned	7,039	7,462
Goodwill	25,211	25,309
Other intangible assets	8,594	7,454
Banked owned life insurance	43,579	35,679
Net deferred tax assets	60,274	66,800
Other assets	43,946	38,835
TOTAL ASSETS	$3,534,780	$3,093,335

LIABILITIES

Noninterest demand	$854,447	$725,238
Interest-bearing demand	734,749	652,353
Savings	295,851	264,738
Money market	665,353	450,172
Other time deposits	153,318	173,247
Brokered time certificates	9,403	7,034
Time certificates of $100,000 or more	131,266	143,752
Total deposits	2,844,387	2,416,534
Federal funds purchased and securities sold under agreement to repurchase, maturing within 30 days	172,005	233,640
Borrowed funds	50,000	50,000
Subordinated debt	69,961	64,583
Other liabilities	44,974	15,927
	3,181,327	2,780,684

Commitments and Contingencies (Notes K and P)

SHAREHOLDERS' EQUITY

Common stock, par value $0.10 per share authorized 60,000,000 shares, issued 34,356,892 and outstanding 34,351,409 shares in 2015 and authorized 60,000,000 shares, issued 33,143,202 and outstanding 33,136,592 shares in 2014	3,435	3,300
Additional paid-in capital	399,162	379,249
Accumulated deficit	(42,858)	(65,000)
Less: Treasury stock (5,484 shares in 2015 and 6,610 shares in 2014), at cost	(73)	(71)
	359,666	317,478
Accumulated other comprehensive (loss), net	(6,213)	(4,827)
	353,453	312,651
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,534,780	$3,093,335

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION OF FLORIDA AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$110,712	$78,564	$73,849
Fees and commissions received	32,072	24,689	24,168
Interest paid	(8,086)	(4,508)	(5,584)
Cash paid to suppliers and employees	(96,728)	(81,268)	(65,405)
Income taxes paid	(575)	(239)	(157)
Origination of loans designated held for sale	(206,199)	(188,952)	(208,998)
Sale of loans designated held for sale	194,279	190,706	231,187
Net change in other assets	(2,486)	2,954	792
Net cash provided by operating activities	22,989	21,946	49,852

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of securities available for sale	118,493	92,499	155,627
Maturities of securities held for investment	28,629	16,138	0
Proceeds from sale of securities available for sale	60,314	21,527	67,330
Purchases of securities available for sale	(159,616)	(280,137)	(230,118)
Purchases of securities held for investment	(24,366)	(65,340)	0
Net new loans and principal payments	(217,871)	(154,772)	(88,039)
Proceeds from sale of loans	525	0	379
Proceeds from the sale of other real estate owned	5,758	4,066	8,843
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank Stock	7,427	2,423	943
Purchase of Federal Home Loan Bank and Federal Reserve Bank Stock	(7,510)	(6,425)	(1,303)
Purchase of bank owned life insurance	0	(30,000)	0
Net cash from bank acquisition	32,927	110,996	0
Additions to bank premises and equipment	(9,091)	(6,083)	(2,817)
Net cash (used) by investing activities	(164,381)	(295,108)	(89,155)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	240,086	93,446	47,085
Net increase (decrease) in federal funds purchased and repurchase agreements	(63,293)	63,852	14,507
Increase in borrowings and subordinated debt	0	0	0
Issuance of common stock, net of related expense	0	24,637	46,977
Stock based employee benefit plans	127	142	190
Redemption of preferred stock	0	0	(50,000)
Dividends paid on preferred shares	0	0	(2,819)
Net cash provided by financing activities	176,920	182,077	55,940
Net increase (decrease) in cash and cash equivalents	35,528	(91,085)	16,637
Cash and cash equivalents at beginning of year	100,539	191,624	174,987
Cash and cash equivalents at end of year	$136,067	$100,539	$191,624

See notes to consolidated financial statements.

SEACOAST BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Retained		Accumulated
						Earnings		Other
	Common Stock		Preferred Stock		Paid-in	(Accumulated	Treasury	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income (Loss), Net	Total
BALANCE AT DECEMBER 31, 2012	18,967	$1,897	2	$48,746	$230,438	$(118,611)	$(62)	$3,138	$165,546
Comprehensive income	0	0	0	0	0	51,989	0	(13,482)	38,507
Cash dividends on preferred shares	0	0	0	0	0	(2,819)	0	0	(2,819)
Stock based compensation expense	0	0	0	0	246	0	0	0	246
Common stock issued for stock based employee benefit plans	19	2	0	0	95	0	51	0	148
Issuance of common stock, net of related expense	4,652	465	0	0	46,511	0	0	0	46,976
Redemption of preferred stock	0	0	(2)	(50,000)	0	0	0	0	(50,000)
Accretion on preferred stock discount	0	0	0	1,254	0	(1,254)	0	0	0
BALANCE AT DECEMBER 31, 2013	23,638	2,364	0	0	277,290	(70,695)	(11)	(10,344)	198,604
Comprehensive income	0	0	0	0	0	5,696	0	5,517	11,213
Stock based compensation expense	0	0	0	0	1,299	0	0	0	1,299
Common stock issued for stock based employee benefit plans	147	1	0	0	171	0	(60)	0	112
Issuance of common stock, net of related expense	2,326	233	0	0	24,404	0	0	0	24,637
Issuance of common stock, pursuant to acquisition	7,026	702	0	0	76,085	0	0	0	76,787
Other	0	0	0	0	0	(1)	0	0	0
BALANCE AT DECEMBER 31, 2014	33,137	3,300	0	0	379,249	(65,000)	(71)	(4,827)	312,651
Comprehensive income	0	0	0	0	0	22,141	0	(1,386)	20,755
Stock based compensation expense	0	0	0	0	2,859	0	0	0	2,859
Common stock issued for stock based employee benefit plans	124	0	0	0	17	0	(2)	0	15
Issuance of common stock, pursuant to acquisition	1,090	109	0	0	17,063	0	0	0	17,172
Other	0	26	0	0	(26)	1	0	0	1
BALANCE AT DECEMBER 31, 2015	34,351	$3,435	0	$0	$399,162	$(42,858)	$(73)	$(6,213)	$353,453

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seacoast Banking Corporation of Florida and Subsidiaries

Note A

Significant Accounting Policies

General: Seacoast Banking Corporation of Florida (“Company”) is a single segment bank holding company with one operating subsidiary bank, Seacoast National Bank (“Seacoast National”, together the “Company”). Seacoast National’s service area includes Okeechobee, Highlands, Hendry, Glades, DeSoto, Palm Beach, Martin, St. Lucie, Brevard, Indian River, Broward, Orange, Lake, Volusia and Seminole counties, which are located in central and southeast Florida. The bank operates full service branches within its markets, and during 2015 acquired 3 branches eliminating and closing one as part of the Grand acquisition, and during 2014 acquired 12 additional branches as part of the BANKshares acquisition.

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

Loans: Loans are recognized at the principal amount outstanding, net of unearned income, purchased discounts and amounts charged off. Unearned income includes discounts, premiums and deferred loan origination fees reduced by loan origination costs. Unearned income on loans is amortized to interest income over the life of the related loan using the effective interest rate method. Interest income is recognized on an accrual basis.

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

Fair Value Measurements: The Company measures or monitors many of its assets and liabilities on a fair value basis. Certain assets and liabilities are measured on a recurring basis. Examples of these include derivative instruments, available for sale and trading securities, loans held for sale, impaired loans, OREO, and long-term debt. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or fair value, mortgage servicing rights, goodwill, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value.

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

Other Real Estate Owned: Other real estate owned (“OREO”) consists primarily of real estate acquired in lieu of unpaid loan balances. These assets are carried at an amount equal to the loan balance prior to foreclosure plus costs incurred for improvements to the property, but no more than the estimated fair value of the property less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequently, unrealized losses and realized gains and losses are included in other noninterest expense. Operating results from OREO are recorded in other noninterest expense.

OREO may include bank premises no longer utilized in the course of our business (closed branches) that are initially recorded at carrying value or fair value (whichever is lower), less costs to sell. If fair value of the premises is less than amortized book value, a write down is recorded through noninterest expense. Costs to operate closed facilities are expensed.

Bank Premises and Equipment: Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Premises and equipment include certain costs associated with the acquisition of leasehold improvements. Depreciation and amortization are recognized principally by the straight-line method, over the estimated useful lives as follows: buildings - 25-40 years, leasehold improvements - 5-25 years, furniture and equipment - 3-12 years. Leasehold improvements typically amortize over the shorter of lease terms or estimated useful life. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Intangible Assets: Mergers and acquisitions are accounted for using the acquisition method of accounting, which requires that acquired assets and liabilities are recorded at their fair values. This often involves estimates based on third party valuations or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Goodwill can be adjusted for up to one year from the acquisition date as provisional amounts recognized at the acquisition date are updated when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The Company adopted Accounting Standards Update No. 2015-16 under ASC Topic 850 during the fourth quarter of 2015, which simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, eliminating the requirements to retrospectively account for these adjustments. See Note T – Business Combinations for related disclosures. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective.

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

The core deposit intangibles are intangible assets arising from either whole bank acquisitions or branch acquisitions. They are initially measured at fair value and then amortized over a ten-year period on a straight line basis. The Company periodically evaluates whether events and circumstances have occurred that may affect the estimated useful lives or the recoverability of the remaining balance of the intangible assets.

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

Stock-Based Compensation: The stock option plans are accounted for under ASC Topic 718 and the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period, generally five years. See Note J, Employee Benefit and Stock Compensation for related disclosures.

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

Note B

Recently Issued Accounting Standards, Not Adopted at December 31, 2015

The following provides a brief description of accounting standards that have been issued, but are not yet adopted that could have a material effect on the Company's financial statements:

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

In January 2016, the FASB issued ASU No. 2016-01. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update requires: a) equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements , g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Note C

Cash, Dividend and Loan Restrictions

In the normal course of business, the Company and Seacoast National enter into agreements, or are subject to regulatory agreements that result in cash, debt and dividend restrictions. A summary of the most restrictive items follows:

Seacoast National may be required to maintain average reserve balances with the Federal Reserve Bank; no reserve balances were necessary for 2015.

Under Federal Reserve regulation, Seacoast National is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specified obligations. At December 31, 2015, the maximum amount available for transfer from Seacoast National to the Company in the form of loans approximated $43.8 million.

The approval of the Office of the Comptroller of the Currency (“OCC”) is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's profits, as defined, for that year combined with its retained net profits for the preceding two calendar years. Under this restriction Seacoast National can distribute dividends of approximately $81.4 million to the Company as of December 31, 2015, without prior approval of the OCC.

Note D

Securities

The amortized cost and fair value of securities available for sale and held for investment at December 31, 2015 and December 31, 2014 are summarized as follows:

	December 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,833	$78	$0	$3,911
Mortgage-backed securities of U.S. Government Sponsored Entities	192,224	847	(1,322)	191,749
Collateralized mortgage obligations of U.S. Government Sponsored Entities	242,620	470	(4,900)	238,190
Private mortgage-backed securities	32,558	0	(766)	31,792
Private collateralized mortgage obligations	77,965	700	(708)	77,957
Collateralized loan obligations	124,477	0	(1,894)	122,583
Obligations of state and political subdivisions	39,119	882	(110)	39,891
Corporate and other debt securities	44,652	37	(416)	44,273
Private commercial mortgage backed securities	41,127	13	(720)	40,420
	$798,575	$3,027	$(10,836)	$790,766

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$64,993	$574	$(16)	$65,551
Collateralized mortgage obligations of U.S. Government Sponsored Entities	89,265	581	(406)	89,440
Collateralized loan obligations	41,300	0	(1,360)	39,940
Private collateralized mortgage obligations	7,967	0	(85)	7,882
	$203,525	$1,155	$(1,867)	$202,813

	December 31, 2014
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,876	$23	$0	$3,899
Mortgage-backed securities of U.S. Government Sponsored Entities	123,981	1,501	(423)	125,059
Collateralized mortgage obligations of U.S. Government Sponsored Entities	352,483	1,075	(6,077)	347,481
Private mortgage-backed securities	29,967	291	0	30,258
Private collateralized mortgage obligations	85,175	688	(728)	85,135
Collateralized loan obligations	127,397	0	(2,172)	125,225
Obligations of state and political subdivisions	23,511	810	(3)	24,318
	$746,390	$4,388	$(9,403)	$741,375

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$67,535	$812	$0	$68,347
Collateralized mortgage obligations of U.S. Government Sponsored Entities	114,541	695	(280)	114,956
Collateralized loan obligations	25,828	0	(343)	25,485
	$207,904	$1,507	$(623)	$208,788

Proceeds from sales of securities during 2015 were $60.3 million with gross gains of $633,000 and gross losses of $472,000. Proceeds from sales of securities during 2014 were $21.5 million with gross gains of $456,000 and no gross losses. Proceeds from sales of securities during 2013 were $67.3 million with gross gains of $792,000 and gross losses of $373,000.

On May 31, 2014, management identified $158.8 million of investment securities available for sale and transferred them to held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities that were transferred into the held for investment category from the available for sale category, the unrealized losses at the date of transfers will continue to be reported in other comprehensive income, and will be amortized over the remaining life of the secuiruty as an adjustment of yield consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect or interest income of the amortization of the discount. As of December 31, 2015 and 2014, the remaining unrealized holding losses totaled $2.3 million and $2.8 million, respectively.

Securities at December 31, 2015, with a carrying and fair value of $171.9 million and $172.8 million, respectively, were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with a carrying and fair value of $172.0 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Due in less than one year	$0	$0	$225	$225
Due after one year through five years	0	0	71,031	70,387
Due after five years through ten years	41,300	39,940	118,429	117,480
Due after ten years	0	0	13,632	13,826
	41,300	39,940	203,317	201,918
Mortgage-backed securities of U.S. Government Sponsored Entities	64,993	65,551	192,224	191,749
Collateralized mortgage obligations of U.S. Government Sponsored Entities	89,265	89,440	242,620	238,190
Private mortgage-backed securities	0	0	32,558	31,792
Private collateralized mortgage obligations	7,967	7,882	77,965	77,957
Other debt securities	0	0	8,764	8,740
Private commercial mortgage backed securities	0	0	41,127	40,420
	$203,525	$202,813	$798,575	$790,766

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at December 31, 2015 and December 31, 2014, respectively.

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Mortgage-backed securities of U.S. Government Sponsored Entities	$112,236	$(1,082)	$14,508	$(256)	$126,744	$(1,338)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	97,512	(973)	147,266	(4,333)	244,778	(5,306)
Private mortgage-backed securities	31,792	(766)	0	0	31,792	(766)
Private collateralized mortgage obligations	19,939	(321)	31,533	(472)	51,472	(793)
Collateralized loan obligations	101,601	(1,642)	60,922	(1,612)	162,523	(3,254)
Obligations of state and political subdivisions	11,570	(110)	0	0	11,570	(110)
Corporate and other debt securities	31,342	(416)	0	0	31,342	(416)
Private commercical mortgage-backed securities	37,838	(720)	0	0	37,838	(720)
Total temporarily impaired securities	$443,830	$(6,030)	$254,229	$(6,673)	$698,059	$(12,703)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$100	$0	$0	$0	$100	$0
Mortgage-backed securities of U.S. Government Sponsored Entities	36,890	(153)	21,640	(271)	58,530	(424)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	100,148	(833)	170,400	(5,523)	270,548	(6,356)
Private collateralized mortgage obligations	61,554	(914)	10,091	(157)	71,645	(1,071)
Collateralized loan obligations	100,714	(1,769)	24,511	(403)	125,225	(2,172)
Obligations of state and political subdivisions	1,734	(3)	0	0	1,734	(3)
Total temporarily impaired securities	$301,140	$(3,672)	$226,642	$(6,354)	$527,782	$(10,026)

The two tables above include securities held to maturity that were transferred from available for sale to held to maturity on May 31, 2014. Those securities had unrealized losses of $3.1 million at the date of transfer. The fair value of those securities in an unrealized loss position for less than 12 months at December 31, 2015 and December 31, 2014 is $38.9 million and $32.3 million, respectively. The unrealized losses on those securities in an unrealized loss position for less than 12 months at December 31, 2015 and 2014 is $0.4 million and $0.3 million, respectively. None of these securities were in an unrealized loss position for more than twelve months at December 31, 2015 and December 31, 2014, respectively.

At December 31, 2015, approximately $1.6 million of the unrealized losses pertain to private label securities secured by collateral originated in 2005 and prior. Their fair value is $83.3 million and is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and historically have had minimal foreclosures and losses. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2015, the Company also had $6.6 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $371.5 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on its assessment of these factors , management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2015, the Company also had $3.3 million of unrealized losses on collateralized loan obligations having a fair value of $162.5 that were attributable to a combination of factors, including relative changes in interest rates, spreads and interest movements since the time of purchase. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At December 31, 2015, remaining securities categories had unrealized losses of $1.2 million and summed to a fair value of $80.8 million, but losses have been outstanding for less than twelve months. Management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not change in credit quality.

As of December 31, 2015, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at December 31, 2015.

Included in other assets is $16.4 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At December 31, 2015, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $16.4 million of cost method investment securities.

The Company also holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares (the conversion rate presently is 1.6483 shares of Class A stock for wach share of Class B stock) for a total of 18,675 shares of Visa Class A stock. Our ownership is related to prior ownership in Visa's network, while Visa operated as a cooperative. This ownership is recorded on our financial records at zero basis.

Note E

Loans

Information relating to portfolio, purchase credit impaired (“PCI”), and purchase unimpaired (“PUL”) loans at December 31 is summarized as follows:

	2015
	Portfolio Loans	PCI Loans	PUL's	Total
	(In thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commerical and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

	2014
	(In thousands)
Construction and land development	$65,896	$1,557	$19,583	$87,036
Commercial real estate	610,863	4,092	222,192	837,147
Residential real estate	639,428	851	46,618	686,897
Commerical and financial	120,763	1,312	35,321	157,396
Consumer	50,543	2	2,352	52,897
Other	512	0	0	512
NET LOAN BALANCES (1)	$1,488,005	$7,814	$326,066	$1,821,885

(1)	Net loan balances at December 31, 2015 and 2014 are net of deferred costs of $7,652,000 and $3,645,000, respectively.

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

We have applied ASC Topic 310-20 accounting treatment to PULs. The unamortized credit discount mark established at acquisition on the loans has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of the acquisition date. Contractually required principal and interest payments have been adjusted for estimated prepayments.

July 17, 2015	PCI	PULs	Total
	(In thousands)
Contractually required principal and interest	$12,552	$108,945	$121,497
Non-accretable difference	(4,249)	0	(4,249)
Cash flows expected to be collected	8,303	108,945	117,248
Accretable yield	(702)	(5,254)	(5,956)
Total Acquired loans	$7,601	$103,691	$111,292

October 1, 2014	PCI	PULs	Total
	(In thousands)
Contractually required principal and interest	$17,169	$367,881	$385,050
Non-accretable difference	(7,196)	0	(7,196)
Cash flows expected to be collected	9,973	367,881	377,854
Accretable yield	(1,256)	(11,235)	(12,491)
Total Acquired loans	$8,717	$356,646	$365,363

The components of purchased loans are as follows at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	PCI	PULs	Total	PCI	PULs	Total
	(In thousands)			(In thousands)
Construction and land development	$114	$11,045	$11,159	$1,557	$19,583	$21,140
Commercial real estate	9,990	222,513	232,503	4,092	222,192	226,284
Residential real estate	922	44,732	45,654	851	46,618	47,469
Commercial and financial	1,083	39,420	40,503	1,312	35,321	36,633
Consumer	0	2,639	2,639	2	2,352	2,354
Other	0	0	0	0	0	0
Carrying value of acquired loans	$12,109	$320,349	$332,458	$7,814	$326,066	$333,880

Carrying value, net of allowance of $137 for 2015 and $64 for 2014	$12,109	$320,212	$332,321	$7,750	$326,066	$333,816

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter for PCI loans. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the twelve months ended December 31, 2015, and the three month period ending December 31, 2014. Contractually required principal and interest payments have been adjusted for estimated prepayments.

					Reclassifications
					from
Activity during the twelve month period ending December 31, 2015	12/31/2014	Additions	Net Deletions	Accretion	nonaccretable difference	12/31/2015
			(In thousands)
Contractually required principal and interest	$14,831	$12,552	$(7,417)	$0	$0	$19,966
Non-accretable difference	(5,825)	(4,249)	3,153	0	1,674	(5,247)
Cash flows expected to be collected	9,006	8,303	(4,264)	0	1,674	14,719
Accretable yield	(1,192)	(702)	357	601	(1,674)	(2,610)
Carrying value of acquired loans	7,814	7,601	(3,907)	601	0	12,109
Allowance for loan losses	(64)					0
Carrying value less allowance for loan losses	$7,750					$12,109

					Reclassifications
					from
Activity during the three month period ending December 31, 2014	9/30/2014	Additions	Net Deletions	Accretion	nonaccretable difference	12/31/2014
			(In thousands)
Contractually required principal and interest	$0	$17,169	$(2,338)	$0	$0	$14,831
Non-accretable difference	0	(7,196)	1,289	0	82	(5,825)
Cash flows expected to be collected	0	9,973	(1,049)	0	82	9,006
Accretable yield	0	(1,256)	50	96	(82)	(1,192)
Carrying value of acquired loans	0	$8,717	$(999)	$96	$0	7,814
Allowance for loan losses	0					(64)
Carrying value less allowance for loan losses	$0					$7,750

One of the sources of the Company's business is loans to directors and executive officers. The aggregate dollar amount of these loans was approximately $4,008,000 and $4,514,000 at December 31, 2015 and 2014, respectively. During 2015 new loans totaling $850,000 were made and reductions totaled $1,356,000.

At December 31, 2015 and 2014 loans pledged as collateral for borrowings totaled $50 million and $130 million, respectively.

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

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2015 and 2014:

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
December 31, 2015	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
			(In thousands)
Portfolio Loans
Construction and land development	$665	$-	$-	$269	$96,695	$97,629
Commercial real estate	810	-	-	2,301	773,764	776,875
Residential real estate	141	-	-	9,941	668,049	678,131
Commerical and financial	59	-	-	-	187,954	188,013
Consumer	430	-	-	247	82,040	82,717
Other	-	-	-	-	507	507
Total	$2,105	$-	$-	$12,758	$1,809,009	$1,823,872

Purchased Unimpaired Loans
Construction and land development	$-	$-	$-	$40	$11,004	$11,044
Commercial real estate	179	-	-	2,294	220,040	222,513
Residential real estate	66	-	-	-	44,666	44,732
Commerical and financial	39	-	-	130	39,252	39,421
Consumer	39	-	-	-	2,600	2,639
Other	-	-	-	-	-	-
Total	$323	$-	$-	$2,464	$317,562	$320,349

Purchased Impaired Loans
Construction and land development	$-	$-	$-	$-	$114	$114
Commercial real estate	132	-	-	1,816	8,042	9,990
Residential real estate	-	-	-	348	574	922
Commerical and financial	-	-	-	-	1,083	1,083
Consumer	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$132	$-	$-	$2,164	$9,813	$12,109

Total Loans	$2,560	$-	$-	$17,386	$2,136,384	$2,156,330

			Accruing
	Accruing	Accruing	Greater			Total
	30-59 Days	60-89 Days	Than			Financing
December 31, 2014	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables
			(In thousands)
Portfolio Loans
Construction and land development	$0	$0	$0	$534	$65,362	$65,896
Commercial real estate	764	0	0	3,457	606,642	610,863
Residential real estate	259	159	17	14,381	624,612	639,428
Commerical and financial	232	0	0	0	120,531	120,763
Consumer	256	25	0	191	50,071	50,543
Other	0	0	0	0	512	512
Total	$1,511	$184	$17	$18,563	$1,467,730	$1,488,005

Purchased Unimpaired Loans
Construction and land development	$303	$0	$0	$0	$19,280	$19,583
Commercial real estate	2,318	0	41	0	219,833	222,192
Residential real estate	142	0	39	5	46,432	46,618
Commerical and financial	953	0	0	0	34,368	35,321
Consumer	0	0	0	0	2,352	2,352
Other	0	0	0	0	0	0
Total	$3,716	$0	$80	$5	$322,265	$326,066

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$1,428	$129	$1,557
Commercial real estate	7	359	0	733	2,993	4,092
Residential real estate	88	0	116	411	236	851
Commerical and financial	0	0	0	0	1,312	1,312
Consumer	0	0	0	0	2	2
Other	0	0	0	0	0	0
Total	$95	$359	$116	$2,572	$4,672	$7,814

Total Loans	$5,322	$543	$213	$21,140	$1,794,667	$1,821,885

Nonaccrual loans and loans past due ninety days or more were $17.4 million and $21.1 million at December 31, 2015 and 2014, respectively. The reduction in interest income associated with loans on nonaccrual status was approximately $0.6 million, $1.9 million, and $1.0 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful” and these loans are monitored on an ongoing basis.  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as substandard may require a specific allowance. Loans classified as Doubtful, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  The principal balance of loans classified as doubtful are generally charged off. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of December 31, 2015 and 2014:

	Construction			Commercial
	& Land	Commercial	Residential	and
December 31, 2015	Development	Real Estate	Real Estate	Financial	Consumer	Total
			(In thousands)
Pass	$100,186	$973,942	$697,907	$226,391	$83,786	$2,082,212
Special mention	3,377	12,599	629	1,209	1,392	19,206
Substandard	4,242	9,278	3,197	769	70	17,556
Doubtful	0	0	0	0	0	0
Nonaccrual	309	6,410	10,290	130	247	17,386
Pass-Troubled debt restructures	58	5,893	0	18	0	5,969
Troubled debt restructures	615	1,256	11,762	0	368	14,001
	$108,787	$1,009,378	$723,785	$228,517	$85,863	$2,156,330

	Construction			Commercial
	& Land	Commercial	Residential	and
December 31, 2014	Development	Real Estate	Real Estate	Financial	Consumer	Total
			(In thousands)
Pass	$79,397	$797,934	$655,518	$155,281	$51,764	$1,739,894
Special mention	1,815	11,709	546	993	590	15,653
Substandard	1,685	15,325	1,733	1,002	456	20,201
Doubtful	0	0	0	0	0	0
Nonaccrual	1,963	4,189	14,797	0	191	21,140
Pass-Troubled debt restructures	1,672	2,332	17	0	0	4,021
Troubled debt restructures	504	5,658	14,286	120	408	20,976
	$87,036	$837,147	$686,897	$157,396	$53,409	$1,821,885

Note F

Impaired Loans and Allowance for Loan Losses

During the twelve months ended December 31, 2015, the total of newly identified Troubled Debt Restructurings ("TDRs") was $2.6 million, of which $1.9 million were accruing commercial real estate loans and $0.2 million were accruaing construction and land development loans.

The Company's TDR concessions granted generally do not include forgiveness of principal balances. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. When a loan is modified as a TDR, there is not a direct, material impact on the loans within the consolidated balance sheet, as principal balances are generally not forgiven. Most loans prior to modification were classified as an impaired loan and the allowance for loan losses is determined in accordance with Company policy.

The following tables present accruing loans that were modified within the twelve months ending December 31, 2015 and 2014:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
	Contracts	Investment	Investment	Recorded	Recorded
	(In thousands)
2015:
Construction and Land Development	2	$220	$218	$0	$2
Residential Real Estate	1	27	26	0	1
Commercial Real Estate	3	1,881	1,787	0	94
Consumer	1	48	45	0	3
	7	$2,176	$2,076	$0	$100

2014:
Construction and Land Development	1	$72	$71	$0	$1
Residential Real Estate	6	687	638	0	49
Commercial Real Estate	1	4,300	3,975	0	325
	8	$5,059	$4,684	$0	$375

No accruing loans that were restructured within the twelve months ending December 31, 2015 defaulted during the twelve months ended December 31, 2015, and no loans restructured with the twelve month ending December 31, 2104 defaulted during the twelve months ended December 31, 2014. The Company considers a loan to have defaulted when it becomes 90 or more days delinquent under the modified terms, has been transferred to nonaccrual status or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan losses assigned in accordance with the Company's policy.

At December 31, 2015 and 2014, the Company's recorded investment in impaired loans (excluding purchased loans) and related valuation allowance was as follows:

	Impaired Loans
	for the Year Ended December 31, 2015
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	( In thousands )
With no related allowance recorded:
Construction and land development	$107	$255	$0	$1,252	$6
Commercial real estate	2,363	3,911	0	2,880	16
Residential real estate	9,256	13,707	0	10,259	168
Commercial and financial	17	17	0	84	1
Consumer	264	349	0	141	3
With an allowance recorded:
Construction and land development	835	870	84	987	29
Commercial real estate	7,087	7,087	429	7,280	302
Residential real estate	12,447	12,803	1,964	15,136	337
Commercial and financial	0	0	0	0	0
Consumer	351	351	40	495	18
Total:
Construction and land development	942	1,125	84	2,239	35
Commercial real estate	9,450	10,998	429	10,160	318
Residential real estate	21,703	26,510	1,964	25,395	505
Commercial and financial	17	17	0	84	1
Consumer	615	700	40	636	21
	$32,727	$39,350	$2,517	$38,514	$880

	Impaired Loans
	for the Year Ended December 31, 2014
		Unpaid	Related	Average	Interest
	Recorded	Principal	Valuation	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	( In thousands )
With no related allowance recorded:
Construction and land development	$1,824	$2,239	$0	$2,080	$106
Commercial real estate	3,087	4,600	0	2,713	20
Residential real estate	11,898	16,562	0	11,366	198
Commercial and financial	120	120	0	110	8
Consumer	65	93	0	291	1
With an allowance recorded:
Construction and land development	886	931	159	1,213	81
Commercial real estate	8,359	8,469	529	10,446	461
Residential real estate	16,804	17,693	2,741	20,793	445
Commercial and financial	0	0	0	47	0
Consumer	534	562	112	543	25
Total:
Construction and land development	2,710	3,170	159	3,293	187
Commercial real estate	11,446	13,069	529	13,159	481
Residential real estate	28,702	34,255	2,741	32,159	643
Commercial and financial	120	120	0	157	8
Consumer	599	655	112	834	26
	$43,577	$51,269	$3,541	$49,602	$1,345

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At December 31, 2015 and 2014, accruing TDRs totaled $20.0 million and $25.0 million, respectively.

The average recorded investment in impaired loans for the years ended December 31, 2015, 2014 and 2013 was $38.5 million, $49.6 million, and $66.6 million, respectively. The impaired loans were measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan's effective interest rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $880,000, $1,345,000 and $1,260,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows a total of $318,000, $456,000, and $1.1 million, respectively, for 2015, 2014 and 2013 was included in interest income and represents the change in present value attributable to the passage of time.

The nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) were $12,758,000 and $0, respectively, at December 31, 2015, $18,563,000 and $17,000, respectively at the end of 2014, and were $27,672,000 and $160,000, respectively, at year-end 2013.

The purchased nonaccrual loans and accruing loans past due 90 days or more were $4,628,000 and $0, respectively at 2015, $2,577,000 and $196,000, respectively, at December 31, 2014. There were no purchased loans prior to 2014.

Activity in the allowance for loans losses (excluding PCI loans) for the three years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	Beginning Balance	Provision for Loan Losses	Charge-Offs	Recoveries	Net (Charge-Offs) Recoveries	Ending Balance
	(In thousands)
December 31 , 2015
Construction and land development	$722	$1,296	$(1,271)	$404	$(867)	$1,151
Commercial real estate	4,528	2,010	(482)	700	218	6,756
Residential real estate	9,784	(2,208)	(779)	1,260	481	8,057
Commercial and financial	1,179	1,058	(726)	531	(195)	2,042
Consumer	794	552	(341)	117	(224)	1,122
	$17,007	$2,708	$(3,599)	$3,012	$(587)	$19,128
December 31 , 2014
Construction and land development	$808	$139	$(640)	$415	$(225)	$722
Commercial real estate	6,160	(2,917)	(398)	1,683	1,285	4,528
Residential real estate	11,659	(1,651)	(1,126)	902	(224)	9,784
Commercial and financial	710	697	(398)	170	(228)	1,179
Consumer	731	182	(193)	74	(119)	794
	$20,068	$(3,550)	$(2,755)	$3,244	$489	$17,007
December 31, 2013
Construction and land development	$1,134	$66	$(604)	$212	$(392)	$808
Commercial real estate	8,849	(522)	(2,714)	547	(2,167)	6,160
Residential real estate	11,090	3,273	(3,153)	449	(2,704)	11,659
Commercial and financial	468	(24)	(60)	326	266	710
Consumer	563	395	(253)	26	(227)	731
	$22,104	$3,188	$(6,784)	$1,560	$(5,224)	$20,068

As discussed in Note A, "Significant Accounting Policies," the allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics.  The Company's loan portfolio  (excluding PCI loans) and related allowance at December 31, 2015 and 2014 is shown in the following tables.

	Individually Evaluated for Impairment		Collectively Evaluated for Impairment		Total
December 31, 2015	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(In thousands)

Construction and land development	$942	$84	$107,731	$1,067	$108,673	$1,151
Commercial real estate	9,450	429	989,938	6,327	999,388	6,756
Residential real estate	21,703	1,964	701,160	6,093	722,863	8,057
Commercial and financial	17	0	227,417	2,042	227,434	2,042
Consumer	615	40	85,248	1,082	85,863	1,122
	$32,727	$2,517	$2,111,494	$16,611	$2,144,221	$19,128

	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
December 31, 2014	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance
	(In thousands)

Construction and land development	$2,710	$159	$82,769	$563	$85,479	$722
Commercial real estate	11,446	529	821,609	3,999	833,055	4,528
Residential real estate	28,702	2,741	657,344	7,043	686,046	9,784
Commercial and financial	120	0	155,964	1,179	156,084	1,179
Consumer	599	112	52,808	682	53,407	794
	$43,577	$3,541	$1,770,494	$13,466	$1,814,071	$17,007

        Loans collectively evaluated for impairment reported at December 31, 2015 included loans acquired from Grand on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. At December 31, 2015, the remaining fair value adjustment for loans acquired from Grand and BANKshares was approximately $14.2 million, or approximately 4.43% of the outstanding aggregate PUL balances. At December 31, 2014, the remaining fair value adjustments for loans acquired from BANKshares at the acquisition date was approximately $11.2 million, or 3.56% of the outstanding aggregate loan balances.  These amounts, which represents the remaining fair value discount of each PUL, are accreted into interest income over the remaining lives of the related loans on a level yield basis.  Provisioning for loan losses of $1.3 million and net charge-offs of $1.2 million were recorded for these loans during 2015.  No provision for loan losses was recorded related to these loans at December 31, 2014. The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	PCI Loans Individually Evaluated for Impairment		PCI Loans Individually Evaluated for Impairment
	Carrying Value	Associated Allowance	Carrying Value	Associated Allowance

Construction and land development	$114	$0	$1,557	$43
Commercial real estate	9,990	0	4,092	3
Residential real estate	922	0	851	18
Commercial and financial	1,083	0	1,312	0
Consumer	0	0	2	0
	$12,109	$0	$7,814	$64

Note G

Bank Premises and Equipment

Bank premises and equipment are summarized as follows:

		Accumulated	Net
		Depreciation &	Carrying
	Cost	Amortization	Value
		(In thousands)
December 31, 2015
Premises (including land of $14,839)	$66,965	$(21,298)	$45,667
Furniture and equipment	26,546	(17,634)	8,912
	$93,511	$(38,932)	$54,579

December 31, 2014
Premises (including land of $13,594)	$59,471	$(20,260)	$39,211
Furniture and equipment	21,924	(16,049)	5,875
	$81,395	$(36,309)	$45,086

Note H

Goodwill and Acquired Intangible Assets

Goodwill was a result of the Company's acquisition of The BANKshares, a whole bank acquisition, on October 1, 2014, and totaled $25.2 million at year end December 31, 2015. The acquisition of Grand Bankshares, a whole bank acquisition, on July 17, 2015, was recorded as a bargain purchase, with no goodwill and a bargain purchase gain of $416,000 recorded to income.

Acquired intangible assets consist of core deposit intangibles ("CDI"), which are intangible assets arising from the purchase of deposits separately or from the acquistions of BANKshares in 2014 and Grand BANKshares in 2015. The change in balance for CDI is as follows:

	2015	2014	2013
	(In thousands)
Beginning of year	$7,454	$718	$1,501
Acquired CDI	2,564	7,769	0
Amortization expense	(1,424)	(1,033)	(783)
End of year	$8,594	$7,454	$718

The gross carrying amount and accumulated amortization of the Company's intangible asset subject to amortization at December 31 is presented below.

	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Deposit base	$19,827	$(11,233)	$17,263	$(9,809)
	$19,827	$(11,233)	$17,263	$(9,809)

The annual amortization expense for the deposit base intangible determined using the straight line method in each of the four years subsequent to December 31, 2015 is $1,587,000, and amortization in the fifth year subsequent to December 31, 2015 is $1,482,000.

Note I

Borrowings

All of the Company's short-term borrowings were comprised of federal funds purchased and securities sold under agreements to repurchase with maturities primarily from overnight to seven days:

	2015	2014	2013
	(In thousands)
Maximum amount outstanding at any month end	$230,120	$298,399	$165,770
Weighted average interest rate at end of year	0.28%	0.19%	0.17%
Average amount outstanding	$182,914	$171,965	$155,222
Weighted average interest rate during the year	0.21%	0.17%	0.18%

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledge. At December 31, 2015, 2014, and 2013, company securities pledge were as follows by collateral type and maturity:

Fair-Value of Pledge Securities	Overnight and Continous Maturity
	2015	2014	2013
	(In thousands)
Mortgage-backed securities and collateralized mortgages obligations of U.S. Government Sponsored Entities	$172,005	$153,640	$151,310

During 2007, the Company obtained advances from the Federal Home Loan Bank (FHLB) of $25.0 million each on September 25, 2007 and November 27, 2007. The advances mature on September 15, 2017 and November 27, 2017, respectively, and have fixed rates of 3.64% and 2.70% at December 31, 2015, respectively, payable quarterly; the FHLB has a perpetual three-month option to convert the interest rate on either advance to an adjustable rate and the Company has the option to prepay the advance should the FHLB convert the interest rate.

Seacoast National has unused secured lines of credit of $1.4 billion at December 31, 2015.

The Company issued $20.6 million in junior subordinated debentures on March 31 and December 16, 2005, an aggregate of $41.2 million. These debentures were issued in conjunction with the formation of a Delaware and Connecticut trust subsidiary, SBCF Capital Trust I, and SBCF Statutory Trust II ("Trusts I and II") which each completed a private sale of $20.0 million of floating rate preferred securities. On June 29, 2007, the Company issued an additional $12.4 million in junior subordinated debentures which was issued in conjunction with the formation of a Delaware trust subsidiary, SBCF Statutory Trust III ("Trust III"), which completed a private sale of $12.0 million of floating rate trust preferred securities. The rates on the trust preferred securities are the 3-month LIBOR rate plus 175 basis points, the 3-month LIBOR rate plus 133 basis points, and the 3-month LIBOR rate plus 135 basis points, respectively. The rates, which adjust every three months, are currently 2.36%, 1.84%, and 1.86%, respectively, per annum. The trust preferred securities have original maturities of thirty years, and may be redeemed without penalty on or after June 10, 2010, March 15, 2011, and September 15, 2012, respectively, upon approval of the Federal Reserve or upon occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in March, June, September and December of each year. The Trusts also issued $619,000, $619,000 and $372,000, respectively, of common equity securities to the Company. The proceeds of the offering of trust preferred securities and common equity securities were used by Trusts I and II to purchase the $41.2 million junior subordinated deferrable interest notes issued by the Company, and by Trust III to purchase the $12.4 million junior subordinated deferrable interest notes issued by the Company, all of which have terms substantially similar to the trust preferred securities.

As part of the October 1, 2014 BANKshares acquisition the Company acquired three junior subordinated debentures. Correspondingly, at December 31, 2015 and 2014, the Company had $5.2 million and $4.1 million of Floating Rate Junior Subordinated Deferrable Interest Debentures outstanding which are due December 26, 2032 and March 17, 2034, and callable by the Company, at its option, any time after December 26, 2007 and March 17, 2009. The rates on these trust preferred securities are the 3-month LIBOR rate plus 325 basis points and the 3-month LIBOR rate plus 279 basis points, respectively. The rates, which adjust every three months, are currently 3.85% percent and 3.32%, respectively, per annum. At December 31, 2015 and 2014, the Company also had $5.2 million outstanding of Junior Subordinated Debentures due February 23, 2036. The interest rate was fixed at 6.37% through February 2011 and, thereafter the coupon rate floats quarterly at the three month LIBOR rate plus 139 basis points. The junior subordinated debenture is redeemable in certain circumstances after February 2011. The interest rate was 1.77% at December 31, 2015. The above three junior subordinated debentures in accordance with ASU 805 Business Combinations have been recorded at their acquisition date fair values which collectively is $3.5 million lower than face value and will be amortized into interest expense over the remaining term to maturity.

As part of the July 17, 2015 Grand Bank acquisition the Company acquired one junior subordinated debentures. Correspondingly, at December 31, 2015 the company has $7.2 million of Floating Rate Junior Subordinated Deferrable Interest Debenture outstanding which is due December 30, 2034, with no call option. The interest rate is the 2-month LIBOR rate plus 198 basis points. The rate, which adjusts every three months is currently 2.58%, per annum. The junior subordinated debentures in acccordance with ASU 805 Business Combinations have been recorded at the acquisition date fair values which is $2.1 million lower than face value and will be amortized into interest expense over the remaining term to maturity.

The Company has the right to defer payments of interest on the notes at any time or from time to time for a period of up to twenty consecutive quarterly interest payment periods. Under the terms of the notes, in the event that under certain circumstances there is an event of default under the notes or the Company has elected to defer interest on the notes, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock. As of December 31, 2015, 2014 and 2013, all interest payments on trust preferred securities were current.

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

Note J

Employee Benefits and Stock Compensation

The Company’s profit sharing and retirement plan covers substantially all employees after one year of service and includes a matching benefit feature for employees electing to defer the elective portion of their profit sharing compensation. In addition, amounts of compensation contributed by employees are matched on a percentage basis under the plan. The profit sharing and retirement contributions charged to operations were $1,499,000 in 2015, $1,198,000 in 2014 and $807,000 in 2013.

The Company, through its Compensation and Governance Committee of the Board of Directors, offers equity compensation to employees and non-employee directors of Seacoast and Seacoast Bank in the form of share-based awards. Stock options, restricted stock awards (“RSAs”), and restricted stock units (“RSUs”) vest over time, upon the satisfaction of established performance criteria, or both.

The Company believes such awards better align the interests of its employees and non-employee directors with those of its shareholders. Option awards are granted with an exercise price at least equal to the market price of the Company’s stock at the date of grant. Option and other share-based awards vest at such times as are determined by the Compensation and Governance Committee of the Board of Directors (the Compensation Commiteee) at the time of grant. The options have a maximum term of ten years. The 2013 plan includes a number of provisions, which are consistent with the interests of shareholders and sound corporate governance practices. More information on this plan can be found in our proxy statement.

The fair value of RSAs and RSUs are estimated based on the price of the Company’s common stock on the date of grant. Compensation cost is measured ratably over the vesting period of the awards and reversed for awards which are forfeited due to unfulfilled service or performance criteria. All options or SSARs issued since December 31, 2002 have a vesting period of three to five years and a contractual life of ten years. All stock awards and restricted stock units have a contractual life of three or five years. To the extent the Company has treasury shares available, stock options exercised or stock grants awarded may be issued from treasury shares or, if treasury shares are insufficient, the Company can issue new shares.

Vesting of share-based awards is immediately accelerated on death or disability. Upon the event of a change-in-control acceleration is immediately accelerated, or can be at the discretion of the Compensation Committee. The Compensation Committee may also accelerate vesting upon retirement (including a voluntary termination of employment at age 55 for those employees with five or more years of service with the company).

Awards are currently granted under the Seacoast 2013 Incentive Plan (“2013 Plan”), which shareholders approved on May 23, 2013 and amended on May 26, 2015 to increase the number authorized shares for issuance thereunder. The 2013 Plan expires on May 26, 2025. The 2013 Plan replaced the 2000 Incentive Plan and the 2008 Incentive Plan (the “Prior Plans”). Upon adoption of the 2013 Plan, no further awards were granted under the Prior Plans, which remain in effect only so long as awards granted thereunder remain outstanding. Under the terms of the 2013 Plan, approximately 1.7 million shares are available for issuance and 948,857 shares remain outstanding as of December 31, 2015.

Prior to the adoption of the 2013 Plan, the Company maintained other employee stock compensation plans (“Prior Company Plans”). Under Prior Company Plans, a total of 960,000 shares of common stock were made available for options, stock-settled stock appreciation rights or restricted stock awards. At December 31, 2015, a total of 119,604 shares remain outstanding from Prior Company Plans.

The impact of shared-based compensation on the Company’s financial results for the following periods:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Share-based compensation expense	$2,859	$1,299	$246
Income tax benefit	(963)	(501)	(95)
Reduction to net income	$1,896	$798	$151

The total unrecognized compensation cost and the weighted-average period over which unrecognized compensation cost is expected to be recognized related to non-vested share-based compensation arrangements at December 31, 2015 is presented below:

(Dollars in thousands)	Unrecognized Compensation Cost	Weighted-Average Period Remaining (Years)
Restricted stock	$3,794	2.7
Stock options	542	1.8
Total	$4,336	2.5

Restricted Stock

As part of restricted share issuances, in 2013, the Company issued 195,000 of restricted stock units at $11.00 per share. An additional 27,692 restricted stock units were issued in 2014 at 10.19 per share. The restricted stock units allow the grantee to earn 0-160 percent of the target award as determined by two criteria, the Company’s after-tax earnings and its classified assets ratio. Any restricted stock units that become eligible for vesting pursuant to the performance requirements will vest by one-third on each of the first, second and third anniversaries of the last day of the performance period, December 31, 2016, 2017 and 2018, respectively. If the Company does not achieve the target performance goal for both criteria by December 31, 2015, then none of the restricted stock units will vest and they will be forfeited. On December 31, 2015 these restricted shares were converted to restricted stock awards at a rate of 150% of the target awards.

Information regarding restricted stock for the following periods is summarized below:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Shares granted	250,934	27,692	195,000
Weighted-average grant date fair value	$13.42	$10.19	$11.00
Fair value of awards vested (1)	836	1,455	133

(1) Based on grant date fair value

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2014, and changes during the year then ended, is presented below:

(In thousands, except per share amounts)	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2014	361,035	$9.89
Granted	250,934	13.42
Converted	93,688	10.45
Forfeited/Canceled	(8,039)	10.81
Vested	(60,849)	13.74
Non-vested at December 31, 2014	636,769	10.98

Stock Options

The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rates	1.65%	2.7%	2.5%
Expected dividend yield	0%	0%	0%
Expected volatility	15.5%	17.0%	26.5%
Expected lives (years)	5.0	5.0	5.0

Information regarding stock options as of December 31, 2015, and changes during the year ended are presented below:

(Dollars in thousands, except share and per share data)	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	492,997	$18.72	8.7	$1,311
Granted	63,650	12.63	0	0
Exercised	0	0	0	0
Forfeited	0	0	0	0
Outstanding at December 31, 2015	556,647	18.02	7.6	2,099

Exercisable at December 31, 2015	255,616	$26.25	7.1	$912

The following table summarizes information related to stock options:

	Year Ended December 31,
(Dollars in thousands, except share and per share data)	2015	2014	2013
Options granted	63,650	413,000	49,200
Weighted-average grant date fair value	$2.21	$2.26	$3.10
Proceeds from stock options exercised	0	0	0
Tax benefit recognized from stock options exercised	0	0	0
Intrinsic value of stock options exercised	0	0	0

The following table provides information related to options as of December 31, 2015:

Range of Exercise Prices	Options Outstanding	Remaining contractual Life	Shares Exercisable	Remaining Contractual Life	Weighted Average Exercise Price*
$10.50 to $10.80	400,000	8.3 yrs	188,889	8.2 yrs	$10.70
$10.81 to $13.00	119,250	7.4 yrs	29,330	7.6 yrs	$11.44
$110.00 to $120.00	28,537	1.3 yrs	28,537	1.3 yrs	$111.09
$120.01 to $140.00	8,860	0.4 yrs	8,860	0.4 yrs	$133.60
Total	556,647	7.6 yrs	255,616	7.1 yrs	$18.02

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”), as amended, was approved by shareholders on April 25, 1989, and additional shares authorized for issuance by shareholders on June 18, 2009 and May 2, 2013. Under the ESPP, the Company is authorized to issue up to 300,000 common shares of the Company to eligible employees of the Company.  These shares may be purchased by employees at a price equal to 95% of the fair market value of the shares on the purchase date.  Purchases under the ESPP are made monthly.  Employee contributions to the ESPP are made through payroll deductions.

	Year Ended December 31,
	2015	2014	2013
ESPP shares purchased	9,083	13,294	18,536
Weighted-average employee purchase price	$13.99	$10.63	$10.20

Note K

Lease Commitments

The Company is obligated under various noncancellable operating leases for buildings, and land. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. At December 31, 2015, future minimum lease payments under leases with initial or remaining terms in excess of one year are as follows:

(In thousands)
2016	$4,736
2017	3,892
2018	2,087
2019	1,882
2020	1,364
Thereafter	9,681
$23,642

Rent expense charged to operations was $4,133,000 for 2015, $4,066,000 for 2014, and $3,878,000 for 2013. Certain leases contain provisions for renewal and change with the consumer price index.

Note L

Income Taxes

The provision (benefit) for income taxes is as follows:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Current
Federal	$578	$310	$160
State	61	12	7

Deferred
Federal	10,818	3,440	(30,540)
State	2,070	782	(10,012)

	$13,527	$4,544	$(40,385)

The difference between the total expected tax benefit (computed by applying the U.S. Federal tax rate of 35% to pretax income in 2015, 2014 and 2013) and the reported income tax provision (benefit) relating to income (loss) before before income taxes is as follows:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Tax rate applied to income (loss) before income taxes	$12,484	$3,583	$4,061
Increase (decrease) resulting from the effects of:
Nondeductible acquisition costs	441	554	0
Tax exempt interest on obligations of states and political subdivisions and bank owned life insurance	(761)	(293)	(148)
State income taxes	(746)	(278)	(259)
Nontaxable bargain purchase gain	(146)	0	0
Stock compensation	127	92	4
Other	(3)	92	38
Federal tax provision before valuation allowance	11,396	3,750	3,696
State tax provision before valuation allowance	2,131	794	740
Total income tax provision	13,527	4,544	4,436
Change in valuation allowance	0	0	(44,821)
Income tax provision (benefit)	$13,527	$4,544	$(40,385)

The net deferred tax assets (liabilities) are comprised of the following:

	December 31
	2015	2014
	(In thousands)
Allowance for loan losses	$7,759	$6,926
Other real estate owned	1,737	1,562
Accrued stock compensation	1,235	721
Federal tax loss carryforward	33,507	39,974
State tax loss carryforward	6,767	7,580
Alternative minimum tax carryforward	3,355	2,136
Net unrealized securities losses	3,906	3,035
Deferred compensation	1,829	1,643
Accrued interest and fee income	2,404	3,270
Other	7,194	7,428
Gross deferred tax assets	69,693	74,275
Less: Valuation allowance	0	0
Deferred tax assets net of valuation allowance	69,693	74,275

Depreciation	(1,211)	(1,334)
Deposit base intangible	(3,452)	(2,976)
Other	(4,756)	(3,165)
Gross deferred tax liabilities	(9,419)	(7,475)

Net deferred tax assets	$60,274	$66,800

Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. The effect of these items is instead recorded as Accumulated Other Comprehensive Income in the shareholder's equity section of consolidated balance sheet. In 2015, such items consisted primarily of $3.9 million of unrealized lossess on certain investments in debt and equity securities accounted for under ASC 320. In 2014, they consisted primarily of $3.0 million of unrealized losses on certain investments in debt and equity securities.

At December 31, 2015, the Company's deferred tax assets of $60.2 million consists of approximately $47.5 million of net U.S. federal deferred tax assets and $12.7 million of net state deferred tax assets.

As a result of the acquisition of Grand Bankshares (Grand), the Company recorded a net deferred tax asset (DTA) of $5.3 million, Prior to the acquisition, Grand had recorded a full valuation allowance on its DTA due to the uncertainty as to its future realization. Included in this DTA are $9.1 million of federal net operating loss (NOL) carry-overs and $91,000 of alternative minimum tax credit carryovers. There are also $9.1 million of state NOL carryovers. Both the federal and state NOL's expire beginning in 2029, while the tax credits have an indefintite life. Grand actually had $31.8 million of federal and state NOL's at acquisition date. However, due to Internal Revenue Code limitations on the use of acquired NOL's, it was determined that only $9.1 million of the NOL's could be used prior to their expiration. Accordingly the $22.7 million of NOL's expected to expire were not recorded during purchase accounting.

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

Management expects to realize the $60.2 million in net deferred tax assets well in advance of the statutory carryforward period. At December 31, 2015, approximately $33.5 million of deferred tax assets relate to federal net operating losses which will expire in annual installments beginning in 2029 through 2032. Additionally, $6.8 million of the deferred tax assets relate to state net operating losses which will expire in annual installments beginning in 2028 through 2034. Tax credit carryforwards at December 31, 2015 include federal alternative minimum tax credits totaling $3.4 million which have an unlimited carryforward period. Remaining deferred tax assets are not related to net operating losses or credits and therefore, have no expiration date.

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

A valuation allowance could be required in future periods based on the assessment of positive and negative evidence. Management’s conclusion at December 31, 2015 that it is more likely than not that the net deferred tax asset of $60.2 million will be realized is based upon estimates of future taxable income that are supported by internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, a valuation allowance may need to be recorded for some or all of the Company’s deferred tax assets. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.

The Company recognizes interest and penalties, as appropriate, as part of the provisioning for income taxes. No interest or penalties were accrued at December 31, 2015.

The Company has no unrecognized income tax benefits or provisions due to uncertain income tax positions. The Internal Revenue Service (IRS) examined the federal income tax returns for the years 2006 through 2009. The IRS did not propose any adjustments related to this examination. The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax Year
United States of America	2012
Florida	2012

Income taxes related to securities transactions were $62,000, $181,000 and $162,000 in 2015, 2014 and 2013,

respectively.

Note M

Noninterest Income and Expenses

Details of noninterest income and expense follow:

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Noninterest income
Service charges on deposit accounts	$8,563	$6,952	$6,711
Trust fees	3,132	2,986	2,711
Mortgage banking fees	4,252	3,057	4,173
Brokerage commissions and fees	2,132	1,614	1,631
Marine finance fees	1,152	1,320	1,189
Interchange income	7,684	5,972	5,404
Other deposit based EFT fees	397	343	342
BOLI Income	1,426	252	0
Gain on participant loan	725	0	0
Other	2,555	2,248	2,158
	32,018	24,744	24,319
Securities gains, net	161	469	419
Bargain purchase gain, net	416	0	0
TOTAL	$32,595	$25,213	$24,738

Noninterest expense
Salaries and wages	$41,075	$35,132	$31,006
Employee benefits	9,564	8,773	7,327
Outsourced data processing costs	10,150	8,781	6,372
Telephone / data lines	1,797	1,331	1,253
Occupancy	8,744	7,930	7,178
Furniture and equipment	3,434	2,535	2,334
Marketing	4,428	3,576	2,339
Legal and professional fees	8,022	6,871	2,458
FDIC assessments	2,212	1,660	2,601
Amortization of intangibles	1,424	1,033	783
Asset dispositions expense	472	488	740
Branch closures and new branding	0	4,958	0
Net loss on other real estate owned and repossessed assets	239	310	1,289
Other	12,209	9,988	9,472
TOTAL	$103,770	$93,366	$75,152

Note N

Shareholders' Equity

The Company has reserved 300,000 common shares for issuance in connection with an employee stock purchase plan and 1,000,000 common shares for issuance in connection with an employee profit sharing plan. At December 31, 2015, an aggregate of 192,443 shares and 11,940 shares, respectively, have been issued as a result of employee participation in these plans.

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

Holders of common stock are entitled to one vote per share on all matters presented to shareholders as provided in the Company’s Articles of Incorporation. The Company implemented a dividend reinvestment plan during 2007, issuing no shares from treasury stock during 2015 and 2014.

Required Regulatory Capital

			Minimum for Capital Adequacy Purpose			Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
SEACOAST BANKING CORP
(CONSOLIDATED)

At December 31, 2015:
Total Capital Ratio (to risk-weighted assets)	$383,039	16.01%	$191,413	≥	8.00%	N/A		N/A
Tier 1 Capital Ratio (to risk-weighted assets)	363,873	15.21	143,560	≥	6.00%	N/A		N/A
Common Equity Tier 1 Capital (to risk-weighted assets)	317,004	13.25	107,670	≥	4.50%	N/A		N/A
Tier 1 Leverage Ratio (to adjusted average assets)	363,873	10.70	136,009	≥	4.00%	N/A		N/A
At December 31, 2014:
Total Capital (to risk-weighted assets)	$322,765	16.25%	$158,903	≥	8.00%	N/A		N/A
Tier 1 Capital (to risk-weighted assets)	305,665	15.39	79,452	≥	4.00%	N/A		N/A
Tier 1 Capital (to adjusted average assets)	305,665	10.32	124,731	≥	4.00%	N/A		N/A

SEACOAST NATIONAL BANK
(A WHOLLY OWNED BANK SUBSIDIARY)
At December 31, 2015:
Total Capital Ratio (to risk-weighted assets)	$337,259	14.11%	$191,240	≥	8.00%	$239,050	≥	10.00%
Tier 1 Capital Ratio (to risk-weighted assets)	318,093	13.31	143,430	≥	6.00%	191,240	≥	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)	318,093	13.31	107,572	≥	4.50%	155,382	≥	6.50%
Tier 1 Leverage Ratio (to adjusted average assets)	318,093	9.36	135,929	≥	4.00%	169,911	≥	5.00%
At December 31, 2014:
Total Capital (to risk-weighted assets)	$284,555	14.32%	$158,925	≥	8.00%	$198,656	≥	10.00%
Tier 1 Capital (to risk-weighted assets)	267,455	13.46	79,462	≥	4.00%	119,193	≥	6.00%
Tier 1 Capital (to adjusted average assets)	267,455	9.04	118,409	≥	4.00%	148,011	≥	5.00%

N/A - Not Applicable

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under new Basel III standards adopted January 1, 2015, deferred tax assets (DTAs) were substantially restricted in regulatory capital calculations, the Common Equity Tier 1 Capital calculation was created, and new minimum adequacy and well capitalized thresholds were established. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2015, that the Company meets all capital adequacy requirements to which it is subject.

The Company is well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth above. At December 31, 2015, the Company’s deposit-taking bank subsidiary met the capital and leverage ratio requirements for well capitalized banks.

Note O

Seacoast Banking Corporation of Florida

(Parent Company Only) Financial Information

Balance Sheets

	December 31
	2015	2014
	(In thousands)
ASSETS
Cash	$364	$480
Securities purchased under agreement to resell with subsidiary bank, maturing within 30 days	43,323	37,836
Investment in subsidiaries	383,516	341,302
Other assets	10	0
	$427,213	$379,618

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$69,961	$64,584
Other liabilities	3,799	2,383
Shareholders' equity	353,453	312,651
	$427,213	$379,618

Statements of Income (Loss)

	Year Ended December 31
	2015	2014	2013
	(In thousands)

Income
Interest/other	$115	$43	$28
Dividends from subsidiary Bank	0	0	0
	115	43	28

Interest expense	1,671	1,053	958
Other expenses	317	1,000	450
Loss before income tax benefit and equity in undistributed income of subsidiaries	(1,873)	(2,010)	(1,380)
Income tax benefit	(661)	(704)	(2,281)

Income (loss) before equity in undistributed income of subsidiaries	(1,212)	(1,306)	901
Equity in undistributed income of subsidiaries	23,353	7,002	51,088
Net income	$22,141	$5,696	$51,989

Statement of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(In thousands)
Cash flows from operating activities
Interest received	$78	$43	$5
Interest paid	(1,487)	(1,058)	(957)
Dividends received	37	24	23
Income taxes received	0	573	1,797
Other	122	(964)	(494)
Net cash provided by (used in) operating activities	(1,250)	(1,382)	374

Cash flows from investing activities
Decrease (increase) in securities purchased under agreement to resell, maturing within 30 days, net	(5,487)	(37,044)	2,130
Net cash provided by (used in) investment activities	(5,487)	(37,044)	2,130

Cash flows from financing activities
Issuance of common stock, net of related expense	0	24,637	46,977
Subordinated debt increase	6,494	13,208	0
Stock based employment plans	127	142	190
Redemption of preferred stock	0	0	(50,000)
Dividends paid on preferred shares	0	0	(2,819)
Net cash provided by (used in) financing activities	6,621	37,987	(5,652)

Net change in cash	(116)	(439)	(3,148)
Cash at beginning of year	480	919	4,067
Cash at end of year	$364	$480	$919

RECONCILIATION OF INCOME (LOSS) TO CASH USED IN OPERATING ACTIVITIES
Net income (loss)	$22,141	$5,696	$51,989
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(23,353)	(7,002)	(51,088)
Other, net	(38)	(76)	(527)
Net cash provided by (used in) operating activities	$(1,250)	$(1,382)	$374

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The subsidiary bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, equipment, and commercial and residential real estate. Of the $343,245,000 in commitments to extend credit outstanding at December 31, 2015, $156,026,000 is secured by 1-4 family residential properties for individuals with approximately $23,859,000 at fixed interest rates ranging from 3.00 to 5.125%.

Standby letters of credit are conditional commitments issued by the subsidiary bank to guarantee the performance of a customer to a third party. These instruments have fixed termination dates and most end without being drawn; therefore, they do not represent a significant liquidity risk. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary bank holds collateral supporting these commitments for which collateral is deemed necessary. The extent of collateral held for secured standby letters of credit at December 31, 2015 and 2014 amounted to $5,259,000 and $2,617,000, respectively.

Unfunded limited partner equity commitments at December 31, 2015 totaled $2,911,000 that the Company has committed to small business investment companies under the SBIC Act to be used to provide capital to small businesses.

	December 31
	2015	2014
	(In thousands)
Contract or Notional Amount
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit	$343,245	$238,130

Standby letters of credit and financial guarantees written:
Secured	9,593	2,685
Unsecured	93	200

Unfunded limited partner equity commitment	2,911	3,715

The Company’s subsidiary bank renewed its contract for outsourced data services on December 31, 2012 for a period of five years and six months which requires a minimum payment for early termination without cause as follows:

Year Ended	(In thousands)

2015	$10,380
2016	6,228
2017	2,076

Note Q

Supplemental Disclosures for Consolidated Statements of Cash Flows

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities for the three years ended:

	Year Ended December 31
	2015	2014	2013
	(In thousands)

Net income	$22,141	$5,696	$51,989
Adjustments to reconcile net income to net cash (used) provided by operating activities
Depreciation	3,773	3,268	2,776
Net amortization of premiums and discounts on securities	3,920	2,353	3,882
Accretion of purchase accounting loan discount	(5,152)	(750)	0
Other amortization and accretion	(2,791)	494	(172)
Change in loans available for sale, net	(11,920)	1,754	22,189
Provision (recpature) for loan losses, net	2,644	(3,486)	3,188
Deferred tax benefit	0	0	(40,552)
Gain on sale of securities	(161)	(469)	(419)
Gain on sale of loans	(702)	(419)	(455)
Loss on sale or write down of foreclosed assets	239	310	1,295
Loss on branch closures and disposition of equipment	183	4,493	1
Stock based employee benefit expense	2,859	1,299	246
Earnings on bank owned life insurance	(1,426)	(219)	0
Change in interest receivable	(903)	(2,763)	160
Change in interest payable	(682)	847	(27)
Change in prepaid expenses	(1,201)	(591)	4,562
Change in accrued taxes	12,990	4,294	(102)
Change in other assets	(1,060)	3,175	792
Change in other liabilities	238	2,660	499
Net cash provided (used) by operating activities	$22,989	$21,946	$49,852

Supplemental disclosure of non cash investing activities
Fair value adjustment to securities	$(2,256)	$8,985	$(21,957)
Transfers from loans to other real estate owned	5,255	4,789	5,087
Transfers from loans to loans available for sale	0	0	379
Securities principal receivable recorded in other assets	230	101	159
Transfer from securities held for investment to available for sale	0	0	13,818
Transfer from securities available for sale to held for investment	0	158,781	0
Purchase of securities under trade date accounting	28,343	0	0

Note R

Fair Value

Fair Value Instruments Measured at Fair Value

In certain circumstances, fair value enables the Company to more accurately align its financial performance with the market value of actively traded or hedged assets and liabilities. Fair values enable a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. In addition, it includes guidance on identifying circumstances that indicate a transaction is not orderly. Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at December 31, 2015 and 2014 included:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	Level 1	Level 2	Level 3
At December 31, 2015
Available for sale securities (1)	$790,766	$225	$790,541	$0
Loans held for sale (2)	23,998	0	23,998	0
Loans (3)	7,511	0	6,052	1,459
Other real estate owned (4)	7,039	0	598	6,441

At December 31, 2014
Available for sale securities (1)	$741,375	$3,899	$737,476	$0
Loans held for sale (2)	12,078	0	12,078	0
Loans (3)	10,409	0	8,324	2,085
Other real estate owned (4)	7,462	0	1,468	5,994

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Recurring fair value basis determined using observable market data.
(3)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired loans which are not troubled debt restructurings is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At December 31, 2015 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 8.0%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $7.5 million with a specific reserve of $2.9 million at December 31, 2015, compared to $10.4 million with a specific reserve of $2.4 million at December 31, 2014.

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

During 2015, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $1.1 million consisting of loans that became impaired during 2015. Transfers out consisted of charge offs of $0.2 million, and loan foreclosures migrating to OREO and other reductions (including principal payments) totaling $1.5 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company's provision for loan losses.

For OREO classified as level 3 during 2015 sales and valuation write-downs of $3.4 million, and transfers in consisted of foreclosed loans totaling $3.4 million, and valuation adjustment increase of $0.4 million.

The carrying amount and fair value of the Company's other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of December 31 is as follows:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3
At December 31, 2015
Financial Assets
Securities held to maturity (1)	$203,525	$0	$202,813	$0
Loans, net	2,129,691	0	0	2,147,024
Financial Liabilities
Deposits	2,844,387	0	0	2,843,800
Borrowings	50,000	0	51,788	0
Subordinated debt	69,961	0	52,785	0

At December 31, 2014
Financial Assets
Securities held to maturity (1)	$207,904	$0	$208,788	$0
Loans, net	1,794,405	0	0	1,814,746
Financial Liabilities
Deposits	2,416,534	0	0	2,417,355
Borrowings	50,000	0	52,735	0
Subordinated debt	64,583	0	53,861	0

(1) See Note D for further detail of recurring fair value basis of individual investment categories.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at December 31, 2015 and 2014:

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, the majority of which are U.S. Treasury obligations, federal agency bullet, mortgage pass-through securities, or general obligation or revenue based municipal bonds. Pricing for such instruments is fairly generic and is easily obtained. The fair value of the collateralized loan obligations are determined from broker quotes. From time to time, the Company will validate, on a sample basis, prices supplied by brokers and the independent pricing service by comparison to prices obtained from other brokers and third-party sources or derived using internal models.

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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on contractual terms of the loan in accordance with Company policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual at December 31, 2015 and 2014, respectively.

	December 31,
(Dollars in thousands)	2015	2014
Aggregate fair value	$23,998	$12,078
Contractual balance	23,384	11,769
Gains (losses)	614	309

Deposit Liabilities: The fair value of demand deposits, savings accounts and money market deposits is the amount payable at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for funding of similar remaining maturities.

Note S

Earnings Per Share

Basic earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year.

The number of shares utilized to compute earnings per share for the years ended December 31, 2015, 2014 and 2013, have been restated to reflect a 1 for 5 reverse stock split effective December 13, 2013.

In 2015, 2014, and 2013, options and warrants to purchase 456,000, 293,000, and 102,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Year Ended December 31
	Net Income		Per Share
	(Loss)	Shares	Amount
	(Dollars in thousands,
	except per share data)
2015
Basic Earnings Per Share
Income available to common shareholders	$22,141	33,495,827	$0.66
Diluted Earnings Per Share
Employee restricted stock and stock options (See Note J)		248,344
Income available to common shareholders plus assumed conversions	$22,141	33,744,171	$0.66

2014
Basic Earnings Per Share
Income available to common shareholders	$5,696	27,538,955	$0.21
Diluted Earnings Per Share
Employee restricted stock and stock options (See Note J)		177,940
Income available to common shareholders plus assumed conversions	$5,696	27,716,895	$0.21

2013
Basic Earnings Per Share
Income available to common shareholders	$47,916	19,449,560	$2.46
Diluted Earnings Per Share
Employee restricted stock (See Note J)		200,445
Income available to common shareholders plus assumed conversions	$47,916	19,650,005	$2.44

Note T - Business Combinations

Acquisition of The BANKshares Inc.

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

The Company’s principal reasons for the acquisition were to further solidify its market share in the Central Florida market and expand its customer base to enhance deposit fee income and leverage operating costs through economies of scale. The acquisition contributed $516.3 million in total deposits and $365.4 million in loans to our balance sheet, and significantly increased net interest income. It also provides opportunities for growth in one of Florida’s most vibrant markets.

Goodwill and core deposit intangibles for the BANKshares acquisition were $25.2 million and $7.8 million, respectively, at acquisition date. See Note H – Goodwill and Acquired Intangible Assets for related disclosures. Goodwill was deemed to be nondeductible for tax purposes as this acquisition was a nondeductible transaction.

Acquisition of Grand Bankshares, Inc.

On July 17, 2015, the Company completed its previously announced acquisition of Grand Bankshares, Inc. (“Grand”) as set forth in the Agreement and Plan of Merger (“Agreement”) whereby Grand merged with and into the Company. Pursuant to and simultaneously with the merger of Grand with and into the Company, Grand’s wholly owned subsidiary bank, Grand Bank & Trust of Florida (“GB”), merged with and into the Company’s subsidiary bank, Seacoast National Bank. The acquisition related costs were approximately $3.1 million and these expenses are reported in noninterest expenses in the consolidated statement of income. As a result of this acquisition, the Company expects to further solidify its market share in the attractive Palm Beach market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

The acquisition is accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. As previously disclosed the fair value initially assigned to assets acquired and liabilities assumed were preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Based on recoveries of principal and interest on loans previously charged off and OREO appraisals received subsequent to the acquisition date, the Company adjusted its initial fair value estimates at acquisition date as indicated in the table below. Determining fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Adjustments under ASU Topic 805 resulted in a bargain purchase gain of $416,000 that was recorded in noninterest income in the fourth quarter of 2015.

		Measurement
	July 17, 2015	Period	July 17, 2015
	(Initially Reported)	Adjustments	(As Adjusted)
		(in thousands)
Assets:
Cash	$34,408	$0	$34,408
Investment securities	46,366	0	46,366
Loans, net	109,988	1,304	111,292
Fixed assets	4,191	0	4,191
OREO	2,424	437	2,861
Core deposit intangibles	2,564	0	2,564
Goodwill	555	(555)	0
Other assets	14,163	(770)	13,393
	$214,659	$416	$215,075

Liabilities:
Deposits	$188,469	$0	$188,469
Borrowings	1,658	0	1,658
Subordinated debt	5,151	0	5,151
Other liabilities	728	0	728
	$196,006	$0	$196,006

Bargain purchase gain		$(416)

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	July 17, 2015
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Single family residential real
estate	$6,158	$6,379
Commercial real estate	82,782	81,191
Construction/development/land	979	913
Commercial loans	2,393	1,516
Consumer and other loans	14,575	13,692
Purchased credit-impaired	10,993	7,601
Total acquired loans	$117,880	$111,292

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as Purchase Credit Impaired (“PCI”) loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as Trouble Debt Restructured (“TDR”), graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of July 17, 2015 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(Dollars in thousands)	July 17, 2015

Contractually required principal and interest	$12,552
Non-accretable difference	(4,249)
Cash flows expected to be collected	8,303
Accretable yield	(702)
Total purchased credit-impaired loan acquired	$7,601

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

The Company recognized no goodwill for this acquisition based on the fair values of the assets acquired and liabilities assumed as of the acquisition date and, in some instances, based on use of third party experts for valuations. The acquisition of Grand constituted a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates and future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

The operating results of the Company for the twelve months ended December 31, 2015 includes the operating results of the acquired assets and assumed liabilities since the date of acquisition of July 17, 2015. Pro-forma data for the twelve months ending December 31, 2015 and 2014 listed in the table below presents pro-forma information as if the acquisition occurred at the beginning of 2014.

	Twelve Months Ended
	December 31,
(Dollars in thousands, except per share amounts)	2015	2014

Net interest income	$113,082	$82,124
Net income available to common shareholders	25,408	8,399
EPS - basic	$0.75	$0.29
EPS - diluted	0.74	0.29

Acquisition of BMO Harris Central Florida Offices, Deposits and Loans

On October 14, 2015, the Company announced that Seacoast’s wholly-owned subsidiary, Seacoast National Bank, entered into a Branch Sale Agreement with BMO Harris Bank N.A. (“BMO”) pursuant to which it has agreed to purchase, subject to the terms of the Agreement, fourteen branches of BMO located in the Orlando Metropolitan Statistical Area (“MSA”). Seacoast National Bank will assume approximately $355 million in deposits and approximately $70 million in loans related to business banking customers at a deposit premium of 3.0% of the deposit balances. Regulatory approval has been granted and subject to the satisfaction of customary closing conditions, the acquisition is expected to close in June 2016.

Acquisition of Floridian Financial Group, Inc.

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

The transaction closed on March 11, 2016.

The acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Some disclosures are being omitted at this time. The Company will recognize goodwill on this acquisition which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill will be calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, which at the time of this filing were incomplete and reliant upon use of third party experts for pending valuations, including the core deposit intangible and pending appraisals on purchased unimpaired loans and purchased credit impaired loans, bank premises and other fixed assets, other real estate owned, subordinated debt, and remaining assets and other liabilities. Fair value estimates for the Floridian acquisition are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Loans that are nonaccrual and all loan relationships identified as impaired as of the acquisition date will be considered by management to be credit impaired and will be accounted for pursuant to ASC Topic 310-30.

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