Form 10-Q
period 2016-03-31
SEACOAST BANKING CORP OF FLORIDA
filed 2016-05-10
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒
Common Stock, $0.10 Par Value – 37,922,250 shares as of March 31, 2016

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	March 31,	December 31,
(Dollars in thousands, except share amounts)	2016	2015
ASSETS
Cash and due from banks	$113,178	$81,216
Interest bearing deposits with other banks	35,450	54,851
Total cash and cash equivalents	148,628	136,067

Securities:
Available for sale (at fair value)	905,182	790,766
Held for investment (fair value: $198,820 at March 31, 2016, and $202,813 at December 31, 2015)	198,231	203,525
Total Securities	1,103,413	994,291

Loans held for sale (at fair value)	19,867	23,998

Loans	2,455,214	2,156,330
Less: Allowance for loan losses	(19,724)	(19,128)
NET LOANS	2,435,490	2,137,202

Bank premises and equipment, net	61,416	54,579
Other real estate owned	8,091	7,039
Goodwill	55,196	25,211
Other intangible assets, net	11,524	8,594
Bank owned life insurance	43,417	43,579
Net deferred income taxes	67,049	60,274
Other assets	47,232	43,946
	$4,001,323	$3,534,780

LIABILITIES
Deposits	$3,222,447	$2,844,387
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	198,330	172,005
Borrowed funds	50,000	50,000
Subordinated debt	70,031	69,961
Other liabilities	46,727	44,974
	3,587,535	3,181,327

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 37,928,754 and outstanding 37,922,250 shares at March 31, 2016 and issued 34,356,892 and outstanding 34,351,409 shares at December 31, 2015	3,792	3,435
Other shareholders' equity	409,996	350,018
TOTAL SHAREHOLDERS' EQUITY	413,788	353,453
	$4,001,323	$3,534,780

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2016	2015
Interest and fees on loans	$26,034	$22,021
Interest and dividends on securities	5,847	5,048
Interest on interest bearing deposits and other investments	290	249
TOTAL INTEREST INCOME	32,171	27,318

Interest on deposits	917	748
Interest on borrowed money	1,032	860
TOTAL INTEREST EXPENSE	1,949	1,608

NET INTEREST INCOME	30,222	25,710

Provision for loan losses	199	433

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,023	25,277

Noninterest income
Other income	8,630	7,308
Securities gains, net (includes net gains of $47 and $0 in other comprehensive income reclassifications for the three months ended March 31, 2016 and 2015 respectively)	89	0
TOTAL NONINTEREST INCOME	8,719	7,308

Salaries and wages	13,399	8,789
Outsourced data processing costs	4,439	2,184
Occupancy	2,972	2,023
Other	11,531	10,190
TOTAL NONINTEREST EXPENSES	32,341	23,186

INCOME BEFORE INCOME TAXES	6,401	9,399

Provision for income taxes (includes $18 and $0 in income tax provision from reclassification items for the three months ended March 31, 2016 and 2015, respectively.)	2,435	3,540
NET INCOME	$3,966	$5,859

PER SHARE COMMON STOCK:
Net income diluted	$0.11	$0.18
Net income basic	0.11	0.18
Cash dividends declared	0.00	0.00
Average shares outstanding - diluted	35,452,968	33,135,618
Average shares outstanding - basic	34,848,875	32,971,444

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
NET INCOME	$3,966	$5,859
Other comprehensive income:
Unrealized gains on securities available for sale	7,986	4,774
Amortization of unrealized losses on securities transferred to held for investment, net	(122)	(124)
Reclassification adjustment for losses (gains) included in net income	(47)	0
Provision for income taxes	(3,017)	(1,795)
COMPREHENSIVE INCOME	$8,766	$8,714

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Interest received	$30,932	$27,183
Fees and commissions received	7,980	6,638
Interest paid	(1,570)	(1,748)
Cash paid to suppliers and employees	(27,839)	(21,870)
Origination of loans designated held for sale	(35,135)	(42,112)
Sale of loans designated held for sale	39,266	35,339
Net change in other assets	2,025	(455)
Net cash provided by operating activities	15,659	2,975
Cash flows from investing activities
Maturity of securities available for sale	26,018	28,046
Maturity of securities held for investment	5,368	9,176
Proceeds from sale of securities available for sale	10,416	0
Purchases of securities available for sale	(81,880)	(13,769)
Purchases of securities held for investment	0	(24,366)
Net new loans and principal repayments	(32,135)	(31,542)
Proceeds from the sale of other real estate owned	1,542	1,827
Proceeds from sale of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	1,700	3,725
Purchase of FHLB and Federal Reserve Bank Stock	(1,956)	(2,466)
Net cash from bank acquisition	1,544	0
Additions to bank premises and equipment	(793)	(3,919)
Net cash (used in) investing activities	(70,176)	(33,288)
Cash flows from financing activities
Net increase in deposits	40,719	193,291
Net increase (decrease) in federal funds purchased and repurchase agreements	26,325	(63,617)
Stock based employee benefit plans	34	30
Dividends paid	0	0
Net cash provided by financing activities	67,078	129,704
Net increase in cash and cash equivalents	12,561	99,391
Cash and cash equivalents at beginning of period	136,067	100,539
Cash and cash equivalents at end of period	$148,628	$199,930

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Reconciliation of net income to cash provided by operating activities
Net income	$3,966	$5,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,064	816
Amortization of premiums and discounts on securities, net	1,021	959
Other amortization and accretion, net	(237)	(929)
Change in loans held for sale, net	4,131	(6,773)
Provision for loan losses	199	433
Gain on sale of securities	(89)	0
Gain on sale of loans	(700)	(749)
Losses (gains) on sale and write-downs of other real estate owned	(51)	81
Losses (gains) on disposition of fixed assets	692	(1)
Change in interest receivable	(1,507)	150
Change in interest payable	309	(184)
Change in prepaid expenses	(691)	(171)
Change in accrued taxes	2,714	3,804
Change in other assets	2,025	(455)
Change in other liabilities	2,813	135
Net cash provided by operating activities	$15,659	$2,975

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$7,817	$4,650
Transfer from loans to other real estate owned	2,543	649
Matured securities recorded as a receivable	1,260	691
Purchase of securities on trade date	24,848	0

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Specific areas, among others, requiring the application of management’s estimates include determination of the allowance and provision for loan losses, acquisition accounting and purchased loans the valuation of investment securities available for sale, fair value of impaired loans, contingent liabilities, fair value of other real estate owned, and the valuation of deferred tax assets. Actual results could differ from those estimates.

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of March 31, 2016

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

In January 2016, the FASB issued ASU No. 2016-01 for “Recognition and Measurement of Financial Assets and Liabilities”. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update requires: a) equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is being evaluated for its impact on the Company’s operating results and financial condition.

In February 2016, the FASB amended existing guidance related to the recognition of lease assets and lease liabilities on the balance sheet and disclosures on key information about leasing arrangements, under ASU 2016-2. It will be necessary for all parties to classify leases to determine how to recognize lease-related revenue and expense. The amendment requires lessees to put most leases on their balance sheet and record expenses to the income statement. Changes in the guidance eliminate real estate centric provisions for sale-leaseback transactions, including initial direct costs and lease execution costs for all entities. For lessors, the new FASB standard modifies classification criteria and accounting for sales type and direct financing leases. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements. The amended accounting is applicable periods after December 15, 2018 and interim periods within that year. The Company is evaluating the impact of adopting ASU No. 2016-02 on its operating results and financial condition.

In March 2016, under ASU 2016-04, “Liabilities – Extinguishments of Liabilities, Breakage for Certain Prepaid Stored-Value Products” the FASB intends for entities to recognize liabilities for the sale of prepaid stored value products redeemable for goods, services, or cash. This guidance aligns recognition of breakage for these liabilities in a way consistent with how gift card breakage will be recognized. Effective date for implementation is for annual periods after December 15, 2018. The Company is evaluating the impact of adopting ASU No. 2016-04 on its operating results and financial condition.

In March 2016, the FASB issued ASU 2016-09 for “Compensation—Stock Compensation, Improvements to Employee Share Based Payments Accounting.” The guidance will alter the manner in which companies account for share based payments to employees. Entities will be required to immediately recognize income tax effects of awards in the income statement when the awards vest or are settled. Additional paid-in capital pools will be eliminated. This change is effective for fiscal years after December 15, 2016, and interim periods with that year. The Company is evaluating the impact of adopting ASU No. 2016-09 on its operating results and financial condition.

NOTE C — BASIC AND DILUTED EARNINGS PER COMMON SHARE

For each three month period ended March 31, 2016 and 2015, options to purchase 225,000 shares and 283,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2016	2015
Basic:
Income available to common shareholders	$3,966	$5,859
Average basic shares outstanding	34,848,875	32,971,444
Basic earnings per share	$0.11	$0.18

Diluted:
Income available to common shareholders plus assumed conversions	$3,966	$5,859
Average basic shares outstanding	34,848,875	32,971,444
Restricted stock and stock options	604,093	164,174
Average diluted shares outstanding	35,452,968	33,135,618
Diluted earnings per share	$0.11	$0.18

The diluted impact of restricted stock and stock options is calculated under the treasury method.

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$13,693	$305	$0	$13,998
Mortgage-backed securities of U.S. Government Sponsored Entities	206,630	2,855	(349)	209,136
Collateralized mortgage obligations of U.S. Government Sponsored Entities	297,383	1,982	(1,531)	297,834
Private mortgage backed securities	32,610	0	(998)	31,612
Private collateralized mortgage obligations	82,940	560	(1,242)	82,258
Collateralized loan obligations	124,561	0	(3,393)	121,168
Obligations of state and political subdivisions	57,659	1,879	(18)	59,520
Corporate and other debt securities	46,048	328	(204)	46,172
Private commercial mortgage backed securities	43,771	246	(533)	43,484
	$905,295	$8,155	$(8,268)	$905,182

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$64,718	$2,702	$0	$67,420
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	84,346	1,890	0	86,236
Collateralized loan obligations	41,389	0	(3,853)	37,536
Private collateralized mortgage obligations	7,778	0	(150)	7,628
	$198,231	$4,592	$(4,003)	$198,820

	December 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,833	$78	$0	$3,911
Mortgage-backed securities of U.S. Government Sponsored Entities	192,224	847	(1,322)	191,749
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	242,620	470	(4,900)	238,190
Private mortgage backed securities	32,558	0	(766)	31,792
Private collateralized mortgage obligations	77,965	700	(708)	77,957
Collateralized loan obligations	124,477	0	(1,894)	122,583
Obligations of state and political subdivisions	39,119	882	(110)	39,891
Corporate and other debt securities	44,652	37	(416)	44,273
Private commercial mortgage backed securities	41,127	13	(720)	40,420
	$798,575	$3,027	$(10,836)	$790,766

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$64,993	$574	$(16)	$65,551
Collateralized mortgage obligations of U.S. Government Sponsored Entities	89,265	581	(406)	89,440
Collateralized loan obligations	41,300	0	(1,360)	39,940
Private collateralized mortgage obligations	7,967	0	(85)	7,882
	$203,525	$1,155	$(1,867)	$202,813

Proceeds from sales of securities during the three month period ended March 31, 2016 were $10.4 million, with gross gains of $100,000 and gross losses of $11,000. No sales of securities were transacted during the three month period ended March 31, 2015.

In 2014, approximately $158.8 million of investment securities available for sale were transferred into held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities transferred into the held for investment category from available for sale, unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of these securities as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. At March 31, 2016, the remaining unrealized holding losses totaled $2.3 million.

Securities at March 31, 2016 with a carrying and fair value of $169.6 million and $165.0 million, respectively, were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with a carrying value and fair value of $198.3 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$4,779	$4,853
Due after one year through five years	0	0	73,041	72,962
Due after five years through ten years	41,389	37,536	119,832	117,893
Due after ten years	0	0	35,545	36,416
	41,389	37,536	233,197	232,124
Mortgage-backed securities of U.S. Government Sponsored Entities	64,718	67,420	206,630	209,136
Collateralized mortgage obligations of U.S. Government Sponsored Entities	84,346	86,236	297,383	297,834
Private mortgage backed securities	0	0	32,610	31,612
Private collateralized mortgage obligations	7,778	7,628	82,940	82,258
Other debt securities	0	0	8,764	8,734
Private commercial mortgage backed securities	0	0	43,771	43,484
	$198,231	$198,820	$905,295	$905,182

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securties of U.S. Governement Sponsored Entities	$30,876	$(231)	$6,201	$(118)	$37,077	$(349)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	4,005	(46)	126,260	(1,485)	130,265	(1,531)
Private mortage backed securities	17,252	(668)	14,359	(330)	31,611	(998)
Private collateralized mortgage obligations	11,883	(232)	50,301	(1,160)	62,184	(1,392)
Collateralized loan obligations	98,879	(4,479)	59,826	(2,767)	158,705	(7,246)
Obligations of state and political subdivisions	3,012	(18)	0	0	3,012	(18)
Corporate and other debt securities	16,713	(204)	0	0	16,713	(204)
Private commercial mortgage backed securities	29,348	(533)	0	0	29,348	(533)
Total temporarily impaired securities	$211,968	$(6,411)	$256,947	$(5,860)	$468,915	$(12,271)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securties of U.S. Governement Sponsored Entities	$112,236	$(1,082)	$14,508	$(256)	$126,744	$(1,338)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	97,512	(973)	147,266	(4,333)	244,778	(5,306)
Private mortage backed securities	31,792	(766)	0	0	31,792	(766)
Private collateralized mortgage obligations	19,939	(321)	31,533	(472)	51,472	(793)
Collateralized loan obligations	101,601	(1,642)	60,922	(1,612)	162,523	(3,254)
Obligations of state and political subdivisions	11,570	(110)	0	0	11,570	(110)
Corporate and other debt securities	31,342	(416)	0	0	31,342	(416)
Private commercial mortgage backed securities	37,838	(720)	0	0	37,838	(720)
Total temporarily impaired securities	$443,830	$(6,030)	$254,229	$(6,673)	$698,059	$(12,703)

The two tables above include securities held to maturity that were transferred from available for sale into held to maturity during 2014. These securities have unrealized losses of $2.3 million remaining at March 31, 2016 to be amortized.

At March 31, 2016, private label securities with a fair value of $93.8 million secured by collateral originated in 2005 and prior were in an unrealized loss position. Their unrealized loss position of approximately $2.4 million is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and all historically have had minimal foreclosures. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2016, the Company also had $1.9 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $167.3 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2016, the Company also had $7.2 million of unrealized losses on collateralized loan obligations having a fair value of $158.7 million that were attributable to a combination of factors, including relative changes in interest rates, spreads and interest movements since the time of purchase. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At March 31, 2016, $49.1 million of remaining securities categories had unrealized losses of $0.8 million, but losses have been outstanding for less than twelve months. Management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not change in credit quality.

As of March 31, 2016, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at March 31, 2016.

Included in other assets is $16.6 million of Federal Home Loan Bank and Federal Reserve Bank stock sated at par value. At March 31, 2106, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $16.6 million of cost method investment securities.

The Company also holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares (the conversion rate was 1.6483 shares of Class A stock for each share of Class B stock) for a total of 18,675 shares of Visa Class A stock with a value of $1.4 million. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at zero basis.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is summarized as follows:

March 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$117,024	$114	$30,456	$147,594
Commercial real estate	787,361	14,674	369,321	1,171,356
Residential real estate	683,877	695	78,266	762,838
Commercial and financial	200,965	1,048	75,762	277,775
Consumer	90,853	0	4,330	95,183
Other loans	468	0	0	468
NET LOAN BALANCES (1)	$1,880,548	$16,531	$558,135	$2,455,214

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

(1) Net loan balances as of March 31, 2016 and December 31, 2015 are net of deferred costs and purchase fair value marks of $16.0 million and $7.7 million for each period, respectively.

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

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter for PCI loans. The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the three months ended March 31, 2016 and 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Three Months Ended March 31, 2016

	December 31, 2015	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	March 31, 2016
	(In thousands)
Contractually required principal and interest	$19,966	$6,870	$(869)	$0	$0	$25,967
Nonaccretable difference	(5,247)	(1,476)	430	0	0	(6,293)
Cash flows expected to be collected	14,719	5,394	(439)	0	0	19,674
Accretable yield	(2,610)	(616)	(184)	267	0	(3,143)
Carrying value of acquired loans	12,109	$4,778	$(623)	$267	$0	16,531
Allowance for loan losses	0					0
Carrying value less allowance for loan losses	$12,109					$16,531

Three Months Ended March 31, 2015

	December 31, 2014	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	March 31, 2015
	(In thousands)
Contractually required principal and interest	$14,831	$0	$(1,547)	$0	$0	$13,284
Nonaccretable difference	(5,825)	0	664	0	85	(5,076)
Cash flows expected to be collected	9,006	0	(883)	0	85	8,208
Accretable yield	(1,192)	0	85	103	(85)	(1,089)
Carrying value of acquired loans	7,814	$0	$(798)	$103	$0	7,119
Allowance for loan losses	(64)					(93)
Carrying value less allowance for loan losses	$7,750					$7,026

The following tables present the contractual delinquency of the recorded investment in past due loans by class of loans as of March 31, 2016 and December 31, 2015:

			Accruing
	Accruing	Accruing	Greater			Total
March 31, 2016	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$13	$0	$257	$116,754	$117,024
Commercial real estate	43	0	0	2,067	785,251	787,361
Residential real estate	111	314	0	9,525	673,927	683,877
Commerical and financial	0	57	0	0	200,908	200,965
Consumer	22	42	0	177	90,612	90,853
Other	0	0	0	0	468	468
Total	176	426	0	12,026	1,867,920	$1,880,548

Purchased Unimpaired Loans
Construction and land development	51	0	0	38	30,367	$30,456
Commercial real estate	945	0	0	967	367,409	369,321
Residential real estate	285	0	0	475	77,506	78,266
Commerical and financial	176	74	100	130	75,282	75,762
Consumer	0	0	0	0	4,330	4,330
Other	0	0	0	0	0	0
Total	1,457	74	100	1,610	554,894	$558,135

Purchased Credit Impaired Loans
Construction and land development	0	0	0	0	114	$114
Commercial real estate	0	0	0	1,764	12,910	14,674
Residential real estate	0	0	0	188	507	695
Commerical and financial	0	0	0	0	1,048	1,048
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	0	0	1,952	14,579	$16,531

Total Loans	$1,633	$500	$100	$15,588	$2,437,393	$2,455,214

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2015	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$665	$0	$0	$269	$96,695	$97,629
Commercial real estate	810	0	0	2,301	773,764	776,875
Residential real estate	141	0	0	9,941	668,049	678,131
Commerical and financial	59	0	0	0	187,954	188,013
Consumer	430	0	0	247	82,040	82,717
Other	0	0	0	0	507	507
Total	$2,105	$0	$0	$12,758	$1,809,009	$1,823,872

Purchased Unimpaired Loans
Construction and land development	$0	$0	$0	$40	$11,004	$11,044
Commercial real estate	179	0	0	2,294	220,040	222,513
Residential real estate	66	0	0	0	44,666	44,732
Commerical and financial	39	0	0	130	39,252	39,421
Consumer	39	0	0	0	2,600	2,639
Other	0	0	0	0	0	0
Total	$323	$0	$0	$2,464	$317,562	$320,349

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$0	$114	$114
Commercial real estate	132	0	0	1,816	8,042	9,990
Residential real estate	0	0	0	348	574	922
Commerical and financial	0	0	0	0	1,083	1,083
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	$132	$0	$0	$2,164	$9,813	$12,109

Total Loans	$2,560	$0	$0	$17,386	$2,136,384	$2,156,330

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2016 and December 31, 2015:

March 31, 2016
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$135,387	$1,130,845	$734,747	$269,109	$93,809	$2,363,897
Special mention	3,997	17,437	1,584	7,929	1,106	32,053
Substandard	7,314	11,349	4,267	590	200	23,720
Doubtful	0	0	0	0	0	0
Nonaccrual	295	4,798	10,188	130	177	15,588
Pass-Troubled debt restructures	174	5,840	0	17	359	6,390
Troubled debt restructures	427	1,087	12,052	0	0	13,566
	$147,594	$1,171,356	$762,838	$277,775	$95,651	$2,455,214

December 31, 2015
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$100,186	$973,942	$697,907	$226,391	$83,786	$2,082,212
Special mention	3,377	12,599	629	1,209	1,392	19,206
Substandard	4,242	9,278	3,197	769	70	17,556
Doubtful	0	0	0	0	0	0
Nonaccrual	309	6,410	10,290	130	247	17,386
Pass-Troubled debt restructures	58	5,893	0	18	0	5,969
Troubled debt restructures	615	1,256	11,762	0	368	14,001
	$108,787	$1,009,378	$723,785	$228,517	$85,863	$2,156,330

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the three months ending March 31, 2016 and 2015, the total of newly identified Troubled Debt Restructurings (“TDRs”) totaled $1.0 million and $1.0 million, respectively.

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

The following table presents loans that were modified within the three months ending March 31, 2016:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	2	$491	$470	$0	$21
Total	2	$491	$470	$0	$21

The following table presents loans that were modified within the three months ending March 31, 2015:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	2	$911	$859	$0	$52
Total	2	$911	$859	$0	$52

Only 2 contracts with a pre-modification and post-modification outstanding recorded investment of $0.5 million and $0.5 million, respectively, were modified during the three month period ended March 31, 2016, compared to 2 contracts with a pre-modification and post-modification outstanding recorded investment of $0.9 million and $0.9 million, respectively, for the three month period ended March 31, 2015.

No accruing loans that were restructured within the twelve months preceding March 31, 2016 defaulted during the three months ended March 31, 2016, and no loans restructured within the twelve months preceding March 31, 2015 defaulted during the twelve months ended March 31, 2015. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of March 31, 2016 and December 31, 2015, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	March 31, 2016
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$218	$297	$0
Commercial real estate	2,068	3,579	0
Residential real estate	9,685	14,156	0
Commercial and financial	16	16	0
Consumer	191	287	0
Impaired Loans with an Allowance Recorded:
Construction and land development	640	669	35
Commercial real estate	6,926	6,926	435
Residential real estate	11,893	12,262	1,714
Commercial and financial	0	0	0
Consumer	345	345	38
Total:
Construction and land development	858	966	35
Commercial real estate	8,994	10,505	435
Residential real estate	21,578	26,418	1,714
Commercial and financial	16	16	0
Consumer	536	632	38
	31,982	$38,537	$2,222

	December 31, 2015
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$107	$255	$0
Commercial real estate	2,363	3,911	0
Residential real estate	9,256	13,707	0
Commercial and financial	17	17	0
Consumer	264	349	0
Impaired Loans with an Allowance Recorded:
Construction and land development	835	870	84
Commercial real estate	7,087	7,087	429
Residential real estate	12,447	12,803	1,964
Commercial and financial	0	0	0
Consumer	351	351	40
Total:
Construction and land development	942	1,125	84
Commercial real estate	9,450	10,998	429
Residential real estate	21,703	26,510	1,964
Commercial and financial	17	17	0
Consumer	615	700	40
	$32,727	$39,350	$2,517

For the three months ended March 31, 2016 and 2015, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$143	$0	$1,841	$18
Commercial real estate	2,265	3	2,957	4
Residential real estate	9,399	34	11,660	35
Commercial and financial	17	0	119	2
Consumer	240	0	87	0
Impaired Loans with an Allowance Recorded:
Construction & land development	770	7	848	5
Commercial real estate	7,033	74	8,110	74
Residential real estate	12,263	85	16,530	99
Commercial and financial	0	0	0	0
Consumer	349	4	528	6
Total:
Construction & land development	913	7	2,689	23
Commercial real estate	9,298	77	11,067	78
Residential real estate	21,662	119	28,190	134
Commercial and financial	17	4	119	2
Consumer	589	0	615	6
	$32,479	$207	$42,680	$243

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At March 31, 2015 and at December 31, 2015, accruing TDRs totaled $20.0 million at each date.

The average recorded investment in impaired loans for the three month periods ended March 31, 2016 and 2015, was $32.5 million and $42.7 million, respectively. The impaired loans are measured for impairment based on the value of underlying collateral or the present value of expected future cash flows discounted at the loan’s effective rate. The valuation allowance is included in the allowance for loan losses.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as reductions to principal. For the three months ended March 31, 2016 and 2015, the Company recorded $207,000 and $243,000, respectively, in interest income on impaired loans.

For impaired loans whose impairment is measured based on the present value of expected future cash flows, a total of $47,000 and $72,000, respectively, was included in interest income for the three months ended March 31, 2016 and 2015, and represents the change in present value attributable to the passage of time.

Nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) totaled $11.9 million and $0.1 million, respectively, at March 31, 2016, and $12.8 million and $0 at December 31, 2015, respectively. Purchased nonaccrual and accruing loans past due 90 days or more were $3.7 million and $0 at March 31, 2016, and $4.6 million and $0 at December 31, 2015.

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period ended March 31, 2016 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended March 31, 2016
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,151	$59	$0	$75	$75	$1,285
Commercial real estate	6,756	15	(173)	79	(94)	6,677
Residential real estate	8,057	410	(117)	162	45	8,512
Commercial and financial	2,042	(419)	(55)	423	368	1,991
Consumer	1,122	134	(27)	30	3	1,259
	$19,128	$199	$(372)	$769	$397	$19,724

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period ended March 31, 2015 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended March 31, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$722	$120	$(47)	$47	$0	$842
Commercial real estate	4,528	230	(156)	225	69	4,827
Residential real estate	9,784	(367)	(167)	416	249	9,666
Commercial and financial	1,179	124	(19)	90	71	1,374
Consumer	794	297	(194)	22	(172)	919
	$17,007	$404	$(583)	$800	$217	$17,628

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at March 31, 2016 and December 31, 2015 is shown in the following tables:

	At March 31 2016
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$858	$35	$146,622	$1,250	$147,480	$1,285
Commercial real estate	8,994	435	1,147,688	6,242	1,156,682	6,677
Residential real estate	21,578	1,714	740,565	6,798	762,143	8,512
Commercial and financial	16	0	276,711	1,991	276,727	1,991
Consumer	536	38	95,115	1,221	95,651	1,259
	$31,982	$2,222	$2,406,701	$17,502	$2,438,683	$19,724

	At December 31, 2015
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$942	$84	$107,731	$1,067	$108,673	$1,151
Commercial real estate	9,450	429	989,938	6,327	999,388	6,756
Residential real estate	21,703	1,964	701,160	6,093	722,863	8,057
Commercial and financial	17	0	227,417	2,042	227,434	2,042
Consumer	615	40	85,248	1,082	85,863	1,122
	$32,727	$2,517	$2,111,494	$16,611	$2,144,221	$19,128

Loans collectively evaluated for impairment at December 31, 2015 included loans acquired from BANKshares on October 1, 2014 and Grand Bankshares on July 17, 2015 that are not PCI loans, and loans at March 31, 2016 included loans acquired from Floridian as well that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment represents the total fair value discount of each PUL and are accreted into interest income over the remaining lives of the related loans on a level yield basis.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at March 31, 2016 and December 31, 2015:

	PCI Loans Individually Evaluated for Impairment
	March 31, 2016		December 31, 2015
	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance
Construction & land development	$114	$0	$114	$0
Commercial real estate	14,674	0	9,990	0
Residential real estate	695	0	922	0
Commercial and financial	1,048	0	1,083	0
Consumer	0	0	0	0
	$16,531	$0	$12,109	$0

NOTE G — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At March 31, 2016 and December 31, 2015, Company securities pledged were as follows by collateral type and maturity:

(Dollars in thousands)	Overnight and Continuous Maturity
Fair Value	March 31,	December 31,
	2016	2015
Mortgage backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$198,330	$172,005

NOTE H — EQUITY CAPITAL

The Company is well capitalized and at March 31, 2016, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast National”, met the new common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the new Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE J — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at March 31, 2016 and December 31, 2015 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At March 31, 2016:
Available for sale securities (1)	$905,182	$100	$905,082	$0
Loans held for sale (2)	19,867	0	19,867	0
Loans (3)	5,529	0	4,671	858
Other real estate owned (4)	8,091	0	609	7,482

At December 31, 2015:
Available for sale securities (1)	$790,766	$225	$790,541	$0
Loans held for sale (2)	23,998	0	23,998	0
Loans (3)	7,511	0	6,052	1,459
Other real estate owned (4)	7,039	0	598	6,441

(1) See Note D for further detail of fair value of individual investment categories.

(2) Recurring fair value basis determined using observable market data.

(3)	See Note F for nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At March 31, 2016 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.9%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $5.5 million with a specific reserve of $2.2 million at March 31, 2016, compared to $7.5 million with a specific reserve of $2.9 million at December 31, 2015.

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarter-end valuation process.

During the three months ended March 31, 2016, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $0.1 million for the first three months of 2016, consisting of loans that became impaired during 2016. Transfers out consisted of charge-offs of $0.1 million, and loan foreclosures migrating to OREO and other reductions (including principal payments) totaling $0.6 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first three months of 2016, foreclosed loans transferred in totaled $2.2 million. Transfers out summed to $1.3 million, consisting entirely of sales.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of March 31, 2016 and December 31, 2015 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At March 31, 2016:
Financial Assets
Securities held to maturity (1)	$198,231	$0	$198,820	$0
Loans, net	2,429,961	0	0	2,454,731
Financial Liabilities
Deposit liabilities	3,222,447	0	0	3,222,077
Borrowings	50,000	0	51,778	0
Subordinated debt	70,031	0	52,785	0

At December 31, 2015:
Financial Assets
Securities held to maturity (1)	$203,525	$0	$202,813	$0
Loans, net	2,129,691	0	0	2,147,024
Financial Liabilities
Deposit liabilities	2,844,387	0	0	2,843,800
Borrowings	50,000	0	51,788	0
Subordinated debt	69,891	0	52,785	0

(1)	See Note D for further detail of fair value of individual investment categories.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at March 31, 2016 and December 31, 2015:

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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, the aggregate fair value, contractual balance (including accrued interest) and gains or losses was as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Aggregate fair value	$19,867	$23,998
Contractual balance	19,359	23,384
Gains (losses)	508	614

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

Subordinated debt: The fair value of the floating rate subordinated debt was based on independent third party analysis, that included discounted cash flow analysis, assessments of the Company’s current incremental borrowing rate for similar instruments, and market quotes for similar debt.

NOTE K — BUSINESS COMBINATIONS

Acquisition of Grand Bankshares, Inc.

On July 17, 2015, the Company completed its acquisition of Grand Bankshares, Inc. (“Grand”) whereby Grand was merged with and into the Company. Grand’s subsidiary bank, Grand Bank & Trust of Florida (“GB”) was simultaneously merged with and into Seacoast National Bank. The Company acquired 100% of the outstanding common and preferred stock of Grand. The total purchase price was $18.7 million.

With the acquisition, the Company further solidified its market share in the attractive Palm Beach market, expanding its customer base and leveraging operating costs through economies of scale, enhancing its fee income and positively affecting its net interest income operating results. The acquisition contributed $188.4 million in total deposits and $111.3 million in total loans.

The acquisition of Grand constitutes a business combination and was accounted for under ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available.

No goodwill was recognized for this whole bank acquisition that resulted in a bargain purchase gain of $416,000 recorded to income in the fourth quarter of 2015. In addition, a $2.6 million core deposit intangible (“CDI”) was recorded.

Acquisition of Floridian Financial Group, Inc.

On March 11, 2016, the Company completed its acquisition of Floridian Financial Group, Inc. (“Floridian”), the parent company of Floridian Bank. Simultaneously, upon completion of the merger, Floridian’s wholly owned subsidiary bank, Floridian Bank, was merged with and into Seacoast National Bank. Floridian, headquartered in Lake Mary, Florida, operated 10 branches in Orlando and Daytona Beach, of which several will consolidate with Seacoast locations. This acquisition added approximately $417 million in total assets, $337 million in deposits, and $268 million in loans to Seacoast. As a result of this acquisition the Company expects to further solidify its market share in the Central Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The Company acquired 100% of the outstanding common stock of Floridian. Under the terms of the definitive agreement, Floridian shareholders received, at their election, (i) the combination of $4.29 in cash and 0.5291 shares of Seacoast common stock, (ii) $12.25 in cash, or (iii) 0.8140 shares of Seacoast common stock, subject to a customary proration mechanism so that the aggregate consideration mix equals 35% cash and 65% Seacoast shares (based on Seacoast’s closing price of $15.47 per share on March 11, 2016).

This transaction closed on March 11, 2016.

March 11, 2016
Shares exchanged for cash	$26,699,000

Number of Floridian common shares outstanding	6,222,119
Per share exchange ratio	0.5289
Number of shares of common stock issued	3,291,066
Multiplied by common stock price per share on March 11, 2016	$15.47
Value of common stock issued	50,912,791
Total purchase price	$77,611,791

The fair values listed are preliminary and are subject to adjustment. The acquisition is accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio and foreclosed real estate, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

Date of acquisition	March 11, 2016

Assets:
Cash	$28,243
Investment securities	66,912
Loans, net	268,249
Fixed assets	7,801
Core deposit intangibles	3,375
Goodwill	29,985
Other assets	12,879
$417,444

Liabilities:
Deposits	$337,341
Other liabilities	2,492
$339,833

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	March 11, 2016
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$38,304	$37,367
Commercial real estate	172,531	167,082
Construction/development/land	20,546	18,108
Commercial loans	39,070	37,804
Consumer and other loans	3,385	3,110
Purchased credit-impaired	6,186	4,778
Total acquired loans	$280,022	$268,249

For the loans acquired we first segregated all acquired loans with specifically identified credit deficiency factor(s). The factors we considered to identify loans as Purchase Credit Impaired (“PCI”) loans were all acquired loans that were nonaccrual, 60 days or more past due, designated as Trouble Debt Restructured (“TDR”), graded “special mention” or “substandard.” These loans were then evaluated to determine estimated fair values as of the acquisition date. As required by generally accepted accounting principles, we are accounting for these loans pursuant to ASC Topic 310-30. The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of March 11, 2016 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

(Dollars in thousands)	March 11, 2016

Contractually required principal and interest	$6,870
Non-accretable difference	(1,476)
Cash flows expected to be collected	5,394
Accretable yield	(616)
Total purchased credit-impaired loan acquired	$4,778

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

The Company recognized goodwill of $30 million for this acquisition that is nondeductible for tax purposes. The acquisition of Floridian constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. With the closing of the Floridian transaction near the end of the first quarter 2016 reporting period, fair values as presented for securities, loans, fixed assets, and certain other assets and liabilities are necessarily considered preliminary.

The operating results of the Company for the three months ended March 31 2016 includes the operating results of the acquired assets and assumed liabilities since the date of acquisition of March 11, 2016. Pro-forma data for the three months ending March 31, 2016 and 2015 listed in the table below presents pro-forma information as if the acquisition occurred at the beginning of 2015.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2016	2015

Net interest income	$30,222	$28,898
Net income available to common shareholders	4,810	7,156
EPS - basic	$0.14	$0.20
EPS - diluted	$0.14	$0.20

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

The purpose of this discussion and analysis is to aid in understanding significant changes in the financial condition of Seacoast Banking Corporation of Florida and its subsidiaries (the “Company”) and their results of operations. Nearly all of the Company’s operations are contained in its banking subsidiary, Seacoast Bank (“Seacoast Bank” or the “Bank”). Such discussion and analysis should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related notes included in this report. For purposes of the following discussion, the words the “Company,” “we,” “us,” and “our” refer to the combined entities of Seacoast Banking Corporation of Florida and its direct and indirect wholly owned subsidiaries.

FIRST QUARTER 2016

Strategic Overview

Results demonstrate the impact of our digital transformation strategy, successful integration of acquisitions, and disciplined loan growth. Seacoast continues to execute on its plan to grow our core business organically, innovating to build franchise and increase efficiency, and grow through mergers and acquisitions. We believe that these investments better position us to increase net income to common shareholders today and prospectively. We expect:

•	Improved earnings through cost reductions primarily related to branch consolidations, a substantial portion of the cost savings coming from the integration of Floridian Financial Group, Inc. (“Floridian”) and previously announced legacy branch consolidations during the second quarter of 2016 and, substantially all of the savings related to our BMO Harris branch acquisitions to be realized in the third quarter of 2016;

•	continued implementation of our digital strategy, which is enabling us to add new households, both organically and in our recently acquired banks; driving cross sells of services and transforming our business model and reducing overhead; by year-end 2016, average deposits per branch network-wide are expected to increase to total almost $80 million, compared to $65 million at year-end 2015, a meaningful improvement in efficiency and enabled in large part by our ongoing digital transformation;

•	ongoing customer satisfaction, showing Seacoast’s ability to move customers to lower cost distribution channels while further building customer engagement, as evidenced in the first quarter of 2016 which included an increase deposits made outside the branch to 31%, compared to 23% in the first quarter of 2015; an increase in consumer loans opened outside the branch to 19%, compared to 13% during the first quarter of 2015; and, an increase in new deposit accounts opened outside the branch to 12%, compared to 5% in last year’s first quarter.

The Company is pleased to have completed its acquisition and converted Floridian late in the first quarter of 2016. The Company looks forward to serving new customers and the expanded communities it serves as we execute on savings opportunities, eliminating redundant functions and consolidating branch locations over the next several months. Seacoast’s customer service model, combining convenience with customer analytics technology, drives accelerated levels of cross sell and revenue while growing households at an even faster rate in our acquired markets.

Our success in Orlando and Palm Beach counties, where we acquired BankFirst on October 1, 2014 and Grand on July 17, 2015, continues with household growth remaining strong and cross sell statistics outpacing growth in Seacoast legacy markets. Banking services for Grand and BankFirst customers have increased at a 20% annualized rate, compared to an 11% rate for the legacy franchise.

Seacoast welcomes new customers from Floridian, and we are looking forward to completing the acquisition of BMO Harris’ Orlando banking operations in June 2016. With the BMO Harris acquisition we are anticipating more than 8,000 additional customers in June, subject to customary closing conditions. This acquisition will further solidify Seacoast’s status in Orlando, and will propel Seacoast to a top-10 position in this market.

For the first quarter of 2016, Seacoast reported net income of $4.0 million, compared to $5.9 million in the first quarter last year. On March 11, 2016, Seacoast closed the previously announced acquisition of Floridian, and results for the first quarter include $4.3 million in charges taken in conjunction with the acquisition. Adjusted net income (a non-GAAP measure) excluding adjustments for Floridian expenses and other non-core items increased by $605,000 to $6.8 million, a 10% increase from year ago levels, and increased by $262,000 or 4% on linked quarter basis. Diluted earnings per common share (EPS) were $0.11 and adjusted diluted EPS (a non-GAAP measure) were $0.19, unchanged compared to the first and fourth quarters of last year (see “Results of Operations - Earnings Overview” for a reconcilement of GAAP to non-GAAP measures).

Our in-market acquisitions, together with organic and acquisition-related revenue growth, are expected to drive substantial earnings improvements throughout the balance of 2016. Seacoast management affirms its goal of an adjusted diluted EPS (a non-GAAP measure) target of $1.00 for 2016.

Financial Condition

Total assets increased $769 million or 23.8% from March 31, 2015 to $4.0 billion at March 31, 2016. The acquisitions of Grand and Floridian, along with organic growth, has driven this balance sheet success.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $2,445.2 million at March 31, 2016, $600.7 million or 32.3% more than at March 31, 2015, and $298.9 million or 13.9% more than at December 31, 2015. The Grand acquisition on July 17, 2015 and Floridian acquisition on March 11, 2016, contributed $112 million and $268 million in loans, respectively.

The following tables detail loan portfolio composition at March 31, 2016, December 31, 2015 and March 31, 2015:

March 31, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$117,024	$114	$30,456	$147,594
Commercial real estate	787,361	14,674	369,321	1,171,356
Residential real estate	683,877	695	78,266	762,838
Commercial and financial	200,965	1,048	75,762	277,775
Consumer	90,853	0	4,330	95,183
Other loans	468	0	0	468
NET LOAN BALANCES (1)	$1,880,548	$16,531	$558,135	$2,455,214

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

March 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$80,850	$1,472	$18,019	$100,341
Commercial real estate	639,875	3,684	205,365	848,924
Residential real estate	642,488	699	40,411	683,598
Commercial and financial	135,221	1,263	27,566	164,050
Consumer	55,475	1	1,763	57,239
Other loans	335	0	0	335
NET LOAN BALANCES (1)	$1,554,244	$7,119	$293,124	$1,854,487

(1)	Net loan balances at March 31, 2016, December 31, 2015 and March 31, 2015 are net of deferred costs and purchase fair value marks of $16.0 million, $7.7 million, and $3.6 million, respectively.

Commercial real estate mortgages were higher by $322.4 million or 38.0% to $1,171.4 million at March 31, 2016, compared to March 31, 2015, a result of improving loan production and loans acquired in the mergers. Granularity of commercial real estate lending is an aim, with office buildings of $309.8 million or 26.4% of commercial real estate mortgages, comprising the largest concentration with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at March 31, 2016 aggregated to $119.9 million (versus $114.6 million a year ago) and for the 58 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $420.4 million, of which $355.4 million was funded.

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

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $846 million and $325 million, respectively, at March 31, 2016, compared to $619 million and $230 million, respectively, a year ago.

Residential mortgage loans increased $79.2 million or 11.6% to $762.8 million as of March 31, 2016. At March 31, 2016, approximately $645 million or 84% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $113 million (15% of the residential mortgage portfolio) at March 31, 2016, of which 15- and 30-year mortgages totaled approximately $24 million and $89 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $48 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling approximately $134 million at March 31, 2016. In comparison, loans secured by residential properties having fixed rates totaled approximately $93 million at March 31, 2015, with 15- and 30-year fixed rate residential mortgages totaling approximately $22 million and $71 million, respectively, and home equity mortgages and lines of credit totaled $44 million and $85 million, respectively, a year ago.

Reflecting the impact of improved economic conditions and the Floridian and Grand acquisitions, commercial loans outstanding at March 31, 2016 increased to $277.8 million, up substantially from $164.1 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $37.9 million or 66.3% year over year and totaled $95.2 million (versus $57.2 million a year ago). Of the $37.9 million increase, $23.1 million was in marine loans and $5.1 million was for automobile and truck loans.

At March 31, 2016, the Company had unfunded commitments to make loans of $447 million, compared to $260 million at March 31, 2015.

Loan Concentrations

Over the past five plus years, the Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. Commercial and commercial real estate loan relationships greater than $10 million were reduced by $51.6 million to $110.1 million (or 4.5% of the total loan portfolio) at March 31, 2016, compared with $161.7 million (or 13.0% of the total portfolio) at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans have been reduced. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital, have decreased from 39% and 218%, respectively, at December 31, 2010, to 38% and 198%, respectively, as of March 31, 2016.

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at March 31, 2016 totaled $23.7 million, and were comprised of $11.9 million of nonaccrual portfolio loans, $3.7 million of nonaccrual purchased loans, $5.7 million of non-acquired other real estate owned (“OREO”) and $2.4 million of acquired OREO. NPAs decreased from $27.2 million as of March 31, 2015 (comprised of $16.9 million of nonaccrual portfolio loans, $4.2 million of nonaccrual purchased loans, $4.7 million of non-acquired OREO and $1.4 million of acquired OREO). At March 31, 2016, nonaccrual loans of approximately 98% were secured with real estate. At March 31, 2016, nonaccrual loans have been written down by approximately $4.0 million or 21.8% of the original loan balance (including specific impairment reserves). During the twelve months ended March 31, 2016, total OREO increased $1.9 million or 31.2%, and the increase includes closed branches of Seacoast that sum to $0.8 million at March 31, 2016, and are actively being marketed.

The Company pursues loan restructurings in selected cases where it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, to achieve lower payment structures in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that some credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $20.0 million at March 31, 2016, compared to $23.8 million at March 31, 2015. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and restructured loans.

				Accruing
March 31,2016	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$0	$0	$0	$277
Commercial	0	38	38	55
Individuals	0	257	257	268
	0	295	295	600
Residential real estate mortgages	701	9,487	10,188	12,053
Commercial real estate mortgages	1,115	3,683	4,798	6,928
Real estate loans	1,816	13,465	15,281	19,581
Commercial and financial	130	0	130	16
Consumer	15	162	177	359
	$1,961	$13,627	$15,588	$19,956

At March 31, 2016 and 2015, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2016		2015
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	89	$15,513	103	$17,985
Maturity extended with change
in terms	60	7,672	69	8,529
Forgiveness of principal	0	0	1	1,588
Chapter 7 bankruptcies	44	2,621	52	3,037
Not elsewhere classified	14	1,740	12	1,757
	207	$27,546	237	$32,896

During the first quarter of 2016, newly identified TDRs totaled $1.0 million, compared to $2.6 million for all of 2015. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months preceding March 31, 2016 defaulted during the three months ended March 31, 2016, or for the first three months of 2015. A restructured loan is considered in default when it becomes 60 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At March 31, 2016, loans totaling $32.0 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.2 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $40.9 million and $3.3 million, respectively, at March 31, 2015.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $148.6 million on a consolidated basis at March 31, 2016, compared to $136.1 million at December 31, 2015 and $199.9 million at March 31, 2015. Interest bearing deposits are maintained in Seacoast Bank’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and may vary with the level of principal repayments and investment activity occurring in Seacoast Bank’s securities and loan portfolios.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At March 31, 2016, Seacoast Bank had available unsecured lines of $40 million and lines of credit under current lendable collateral value, which are subject to change, of $869 million. Seacoast Bank had $610 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $286 million in residential and commercial real estate loans available as collateral. In comparison, at March 31, 2015, the Company had available unsecured lines of $45 million and lines of credit of $784 million, and had $587 million of Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $239 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. At March 31, 2016, Seacoast Bank can distribute dividends to the Company of approximately $81 million. At March 31, 2016, the Company had cash and cash equivalents at the parent of approximately $16.0 million, compared to $43.7 million at December 31, 2015, with the decrease directly related to cash paid in the Floridian acquisition (see “Note K – Business Combinations”).

Securities

Information related to yields, maturities, carrying values and fair value of the Company’s securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At March 31, 2016, the Company had no trading securities, $905.2 million in securities available for sale, with the remainder of $198.2 million in securities held for investment. The Company's total securities portfolio increased $150.1 million or 15.7% from March 31, 2015. Efforts to invest excess liquidity and short-term borrowings, and the addition of securities from the mergers with Floridian in 2016 and Grand in 2015 were primary contributors. For the first quarter 2016, securities totaling $66.9 million were added from Floridian, and during the third quarter of 2015 $46.4 million were added from Grand. Funding for investments is derived from liquidity, both legacy and that acquired in the mergers, and increases in funding from our core customer deposit base.

Securities are generally acquired which return principal monthly that can be reinvested. The duration of the investment portfolio at March 31, 2016 was 4.0 years, compared to 3.5 years at March 31, 2015. The Company anticipates its liquidity will increase post-BMO Harris acquisition, and intends to acquire securities during the second quarter of 2016. A portion of these purchases are expected to be designated held to maturity.

At March 31, 2016, available for sale securities had gross unrealized losses of $8.3 million and gross unrealized gains of $8.2 million, compared to gross unrealized losses of $10.8 million and gross unrealized gains of $3.0 million at December 31, 2015. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core funded.

Total deposits increased $612.6 million or 23.5% to $3.222 billion at March 31, 2016, compared to one year earlier. Core customer funding increased to $3.058 billion at March 31, 2016, a $590.4 million or 23.9% increase from the first quarter of 2015. Excluding acquisitions, core customer funding increased by $176.3 million or 7.1% from one year ago and total deposits increased $100.4 million or 3.8% from one year ago. Also, at March 31, 2016, total deposits grew $378.1 million or 13.3% from year-end 2015. Excluding acquired deposits from Floridian, total deposits increased $54.3 million or 1.9% (not annualized) from year-end 2015. First quarter deposit growth is impacted by seasonal decreases in public fund balances, which decreased by $74 million during first quarter 2016 from year-end 2015.

Since March 31, 2015, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $301.3 million or 20.0% to $1,805.7 million, noninterest bearing demand deposits increased $260.7 million or 32.9% to $1,054.1 million, and CDs increased $50.6 million or 16.2% to $362.6 million. Excluding acquired deposits, noninterest demand deposits were $112.4 million or 13.2% higher at March 31, 2016, versus December 31, 2015, and represent 32.7% of total deposits compared to 30.4% at March 31, 2015. Deposit growth reflects our success in growing households both organically and through acquisitions. A total of 3,400 households in the Orlando and Daytona Beach markets were added as a result of the Floridian integration during the first quarter of 2016.

Customer repurchase agreements totaled $198.3 million at March 31, 2016, increasing $28.3 million or 16.6% from March 31, 2015. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

At March 31, 2016, other borrowings were comprised of subordinated debt of $70.0 million related to trust preferred securities issued by trusts organized or acquired by the Company, and advances from the FHLB of $50.0 million. For the first quarters of 2016 and 2015, the weighted average cost of these FHLB advances was 3.22%. The FHLB advances mature in 2017.

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

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.82% for the three month period ended March 31, 2016, compared to 2.43% for all of 2015.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $447 million at March 31, 2016 and $260 million at March 31, 2015.

Capital Resources

The Company’s equity capital at March 31, 2016 increased $91.9 million to $413.8 million since March 31, 2015, and increased $60.3 million from year-end 2015. The ratio of shareholders’ equity to period end total assets was 10.34% at March 31, 2016, 38 basis points higher than at March 31, 2015. During the first quarter of 2016, the Floridian transaction increased shareholders’ equity $50.9 million, and during the third quarter of 2015, the Grand transaction increased shareholder’s equity $17.2 million, as the Company issued shares of common stock as consideration for each merger.

Activity in shareholders’ equity for the three months ended March 31, 2016 and 2015 follows:

(Dollars in thousands)	2016	2015
Beginning balance at December 31, 2015 and 2014	$353,453	$312,651
Net income	3,966	5,859
Issuance of stock pursuant to acquisition of Floridian	50,913	0
Stock compensation (net of Treasury shares acquired)	656	479
Change in other comprehensive income	4,800	2,855
Ending balance at March 31, 2016 and 2015	$413,788	$321,844

Seacoast’s management uses certain “non-GAAP” financial measures (as defined by bank regulation) in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company. The capital measures are not necessarily comparable to similar capital measures that may be presented by other companies.

Capital ratios remain healthy and are well above regulatory requirements for well-capitalized institutions.

	Seacoast	Seacoast	Minimum to be
March 31, 2016:	(Consolidated)	National	Well Capitalized*

Common equity Tier 1 ratio (CET1)	11.96%	13.21%	6.5%
Tier 1 capital ratio	13.87%	13.21%	8%
Total risk-based capital ratio	14.59%	13.93%	10%
Tier 1 leverage ratio	10.94%	10.41%	5%

*	For subsidiary bank only

The Company’s total risk-based capital ratio was 14.59% at March 31, 2016, below our ratio of 16.01% at December 31, 2015. Larger pro rata cash payments and more modest amounts of common stock issued to Floridian shareholders, as well as ongoing reinvestment of liquidity into securities and loans with higher risk weightings, and the addition of Floridian’s loans with higher risk weightings, were primary causes for Tier 1 and total risk-based capital ratios decreasing during the first quarter of 2016. At March 31, 2016, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 10.41%, improving from 9.36% at December 31, 2015, and reflecting the effect of push down accounting (or lack thereof) on Seacoast’s subsidiary bank’s capital.

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast National can pay over $81 million of dividends to the Company.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from BankFIRST and Grand that were integrated have been recorded at fair value, when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.0 million of its trust preferred securities as Tier 1 capital.

Results of Operations

Earnings Overview

The Company has steadily improved results over the past three years and into 2016. Adjusted net income (excluding merger costs and other adjustments) increased $0.6 million or 9.8% to $6.8 million or $0.19 per average common diluted share for 2016’s first quarter, compared to $6.2 million or $0.19 per average common diluted share for 2015’s first quarter and $6.5 million or $0.19 per average common diluted share for the 2015’s fourth quarter. See reconcilement of GAAP to non-GAAP measures that follows.

The following table provides a reconcilement of GAAP to non-GAAP measures indicated.

	Quarters
	First	Fourth	Third	Second	First
(Dollars in thousands except per share data)	2016	2015	2015	2015	2015

Net income, as reported:
Net income	$3,966	$6,036	$4,441	$5,805	$5,859

Diluted earnings per share	0.11	0.18	0.13	0.18	0.18

Adjusted net income (1):
Net income	$3,966	$6,036	$4,441	$5,805	$5,859
Severance	306	187	98	29	12
Merger related charges	4,038	1,043	2,692	337	275
Bargain purchase gain	0	(416)	0	0	0
Branch closure charges and costs related to expense initiatives	691	0	0	0	0
Security gains	(89)	(1)	(160)	0	0
Miscellaneous losses	0	0	112	0	0
Other	0	0	121	0	0
Net loss on OREO and repossessed assets	(51)	(157)	262	53	81
Asset dispositions expense	90	79	77	173	143
BOLI Income	(464)	0	0	0	0
Effective tax rate on adjustments	(1,705)	(299)	(1,210)	(225)	(193)
Adjusted net income (1)	$6,782	$6,472	$6,433	$6,172	$6,177

Adjusted diluted earnings per share (1)	$0.19	$0.19	$0.19	$0.19	$0.19

(1) Non-GAAP measure

Non-GAAP measures regarding Net Income

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

Net Interest Income and Margin

Net interest income (on a tax equivalent basis) for the quarter totaled $30.3 million, increasing $4.5 million or 17.5% during the first quarter of 2016 compared to the same period in 2015, and was $1.1 million or 3.9% higher than fourth quarter 2015’s result. Net interest margin expanded to 3.68% or 6 basis points compared to first quarter 2015’s margin and 1 basis point higher than for fourth quarter 2015. Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin results. Acquisitions have further accelerated these trends.

The year over year improvement of results for each period reflect the increases in net loans and investment securities, and deposit growth, with continued increases in low, cost no cost deposits compared to prior years. The business volumes from Grand on July 17, 2015 and Floridian on March 11, 2016, amplified the Company’s performance in the third quarter of 2015 and first quarter of 2016, helping to drive a $4.5 million increase in net interest income for 2016 from the first quarter of 2015. We anticipate 2016’s net interest income will continue to benefit from the full year impact of these acquisitions.

The following table details the trend for net interest income and margin results (on a tax equivalent basis), the yield on earning assets that has improved tremendously and the rate paid on interest bearing liabilities that has changed nominally for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets (1)	Bearing Liabilities
First quarter 2015	$25,834	3.62%	3.84%	0.32%
Second quarter 2015	25,788	3.50	3.73	0.33
Third quarter 2015	29,130	3.75	3.98	0.33
Fourth quarter 2015	29,216	3.67	3.90	0.33
First quarter 2016	30,349	3.68	3.92	0.34

(1) On tax equivalent basis, a non-GAAP measure.

Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 67.8% during the first quarter of 2016, compared to 63.8% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has improved, with volumes related to commercial real estate representing 51.6 percent of total loans at March 31, 2016 (compared to 49.1% at March 31, 2015)(see “Loan Portfolio”).

Commercial and commercial real estate loan originations for the quarter exceeded $67 million, with the commercial pipeline (in underwriting and approval or approved and not yet closed) totaling $98 million at March 31, 2016, ahead of prior-year levels. Consumer loan and small business originations (inclusive of lines of credit) totaled $53 million in the first quarter of 2016 compared to $39 million one year ago. Closed residential production for the quarter totaled $67 million compared with $56 million during the first quarter 2015, with a total residential pipeline of $58 million at March 31, 2016 up from $49 million one year ago.

Customer relationship funding is detailed in the following table for the last five quarters:

Customer Relationship Funding	Quarters
	First	Fourth	Third	Second	First
(Dollars in thousands)	2016	2015	2015	2015	2015

Noninterest demand	$1,054,069	$854,447	$869,877	$808,429	$793,336
Interest-bearing demand	750,904	734,749	618,344	599,268	634,854
Money market	741,657	665,353	660,632	621,973	596,600
Savings	313,179	295,851	286,810	282,588	272,963
Time certificates of deposit	362,638	293,987	306,633	292,919	312,072
Total deposits	$3,222,447	$2,844,387	$2,742,296	$2,605,177	$2,609,825

Customer sweep accounts	$198,330	$172,005	$148,607	$157,676	$170,023

Total core customer funding (1)	$3,058,139	$2,722,405	$2,584,270	$2,469,934	$2,467,776

Noninterest demand deposit mix	32.7%	30.0%	31.7%	31.0%	30.4%

 (1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Total deposits increased $612.6 million or 23.4% to $3.222 billion at March 31, 2016, compared to one year earlier. Core customer funding increased to $3.058 billion at March 31, 2016, a $590.4 million or 23.9% increase from the first quarter of 2015. Excluding acquisitions, core customer funding increased by $176.3 million or 7.1% from one year ago and total deposits increased $100.4 million or 3.8% from one year ago. Also, at March 31, 2016, total deposits grew $378.1 million or 13.3% from year-end 2015. Excluding acquired deposits from Floridian, total deposits increased $54.3 million or 1.9% (not annualized) from year-end 2015. First quarter deposit growth was impacted by seasonal decreases in public fund balances, which decreased by $74 million during first quarter 2016 from year-end 2015.

Noninterest demand deposits grew $199.6 million or 23.4% from the fourth quarter of 2015 and $260.7 million or 32.9% from the first quarter of 2015. Noninterest demand deposits increased to 32.7% of total deposits, up from 30.4% a year ago. The overall cost of total deposits remained was relatively low at 0.13% for the first quarter of 2016, identical to the rate paid for all of 2015.

Short-term borrowings were entirely comprised of sweep repurchase agreements with Seacoast Bank customers at March 31, 2016 and 2015. No term federal funds purchased were outstanding for Seacoast Bank on these dates in 2016 or 2015. The average yield on customer repurchase accounts was 0.21% for the first quarter 2016.

For 2016, average other borrowings were comprised of subordinated debt of $70.0 million related to trust preferred securities issued by subsidiary trusts of the Company (including acquired subordinated debt for BANKshares and Grand), and advances from the FHLB of $50.0 million. With the exception of the acquired subordinated debt from BANKshares and Grand, no changes have occurred to other borrowings since year-end 2009.

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the first quarter of 2016, the fourth quarter of 2015, and the first quarter of 2015.

	2016			2015
	First Quarter			Fourth Quarter			First Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$996,301	$5,683	2.28%	$924,730	$5,312	2.30%	$939,015	$4,898	2.09%
Nontaxable	17,929	251	5.60	14,932	220	5.89	15,617	230	5.89
Total Securities	1,014,230	5,934	2.34	939,662	5,532	2.35	954,632	5,128	2.15

Federal funds sold and other investments	52,213	290	2.23	93,728	275	1.16	92,934	249	1.09

Loans, net	2,246,773	26,074	4.67	2,121,053	25,224	4.72	1,848,965	22,065	4.84

Total Earning Assets	3,313,216	32,298	3.92	3,154,442	31,031	3.90	2,896,531	27,442	3.84

Allowance for loan losses	(19,558)			(19,940)			(17,385)
Cash and due from banks	81,947			85,951			63,689
Premises and equipment	57,062			55,139			46,605
Intangible assets	37,006			34,457			31,221
Bank owned life insurance	43,647			43,419			35,793
Other assets	88,061			109,809			94,678

	$3,601,381			$3,463,277			$3,151,132

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$710,083	$155	0.09%	$666,640	$129	0.08%	$628,480	$117	0.08%
Savings	303,207	37	0.05	292,761	39	0.05	268,041	39	0.06
Money market	667,466	412	0.25	664,512	430	0.26	519,526	245	0.19
Time deposits	304,401	313	0.41	299,189	265	0.35	318,343	347	0.44
Federal funds purchased and
other short term borrowings	193,036	135	0.28	168,444	89	0.21	212,123	98	0.19
Other borrowings	119,987	897	3.01	119,927	863	2.85	114,606	762	2.70
Total Interest-Bearing Liabilities	2,298,180	1,949	0.34	2,211,473	1,815	0.33	2,061,119	1,608	0.32

Noninterest demand	906,231			878,709			753,620
Other liabilities	26,154			19,703			16,047
Total Liabilities	3,230,565			3,109,885			2,830,786

Shareholders' equity	370,816			353,392			320,346

	$3,601,381			$3,463,277			$3,151,132
Net interest spread			3.58%			3.57%			3.52%

As a % of earning assets:
Interest expense			0.24%			0.23%			0.23%
Net interest income (1)		$30,349	3.68%		$29,216	3.67%		$25,834	3.62%

(1)	On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on page 45). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

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

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2015	2015	2015	2015
Nontaxable interest income	$127	$116	$119	$122	$124
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$30,349	$29,216	$29,130	$25,788	$25,834
Total net interest income (not TE)	30,222	29,100	29,011	25,666	25,710
Net interest margin (TE)	3.68%	3.67%	3.75%	3.50%	3.62%
Net interest margin (not TE)	3.67	3.66	3.73	3.48	3.60

Noninterest Income

Noninterest income (excluding securities gains or losses, and a BOLI gain included) totaled $8.6 million for the first quarter of 2016, $1.3 million or 18% higher than 2015’s first quarter and $0.8 million or 11% higher than the fourth quarter 2015. BOLI income for the first quarter of 2016 included a death benefit of $0.5 million for the untimely passing of a Seacoast associate. For the first quarter 2016, noninterest income accounted for 22.2% of total revenue (net interest income plus noninterest income, excluding securities gains and the bargain purchase gain), compared to 21.1% for the fourth quarter of 2015 and 22.1% for first quarter a year ago.

Noninterest income for the first quarter of 2016, compared to fourth quarter 2015 and the first quarter of 2015, is detailed as follows:

	First	Fourth	First
	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2015	2015
Service charges on deposits	$2,129	$2,229	$2,002
Trust income	806	791	801
Mortgage banking fees	999	955	1,088
Brokerage commissions and fees	631	511	441
Marine finance fees	141	205	197
Interchange income	2,217	1,989	1,737
Other deposit-based EFT fees	127	99	114
BOLI Income	841	396	330
Other income	739	607	598
Total	$8,630	$7,782	$7,308

For 2016, most categories of service fee income showed year over year growth compared to 2015, with service charges on deposit accounts increasing 6.3%, interchange income up 27.6%, and other deposit based EFT charges rising 11.4%. These increases reflect continued strength in customer acquisition and cross sell and benefits from acquisition activity. BOLI income was significantly higher for first quarter 2016 compared to prior periods, due to the recognition of a death benefit of $0.5 million. Regulators continue to review banking industry’s practices for overdraft programs and additional regulation could reduce fee income for the Company’s overdraft services.

Wealth management, including brokerage commissions and fees, and trust income, increased during the first quarter of 2016, growing 15.7%. Growth was driven by revenues from the Company’s brokerage business.

Residential mortgage sales were lower during the first quarter in 2016 compared to 2015’s first quarter (see “Loan Portfolio”), with mortgage banking activity generating fees that were 8.1% lower, compared to 2015’s first quarter. Originated residential mortgage loans are processed by commissioned employees of Seacoast, with many mortgage loans referred by the Company’s branch personnel.

Noninterest Expenses

Noninterest expense in the first quarter of 2016 reflects merger activity and other investment in Seacoast strategy. Total noninterest expenses increased in 2016 from the first quarter of 2015 by $9.2 million or 39.5% to $32.3 million, resulting in an expense ratio (excluding amortization of intangibles) of 81.7%. For 2015, this expense ratio was 68.3%. Expenses related the acquisition of Floridian on March 11, 2016 summed to $4.3 million, and were the primary contributor to the increase year over year. Prospectively, Seacoast management expects its expense ratio will improve, after costs for the BMO Harris acquisition in June 2016 are absorbed. The Company wholly expects its digital servicing capabilities and technology will continue to support better, more efficient channel integration, allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue.

First quarter 2016 noninterest expense increased $5.2 million from the fourth quarter of 2015. Excluding merger related charges and other one-time items, adjusted noninterest expense grew by $1.3 million. Increased salary and benefit costs of $1.4 million were primarily related to the negative impact of typical first quarter seasonality, such as higher 401(k) matching costs, incentive-related costs and certain employer paid taxes, as well as to decreased loan origination costs deferred.

Adjustments to expenses for the first quarter 2016 relate largely to the Floridian acquisition ($4.3 million) including plans to consolidate five locations over the next two quarters. This acquisition will provide an IRR of near 20% or above and is immediately accretive to EPS, excluding transaction costs. One-time charges of $0.7 million were also taken for the planned closing of four legacy Seacoast branches in slower growth, central Florida which is expected to result in annual savings of approximately $1 million.

Salaries and wages totaling $13.4 million were $4.6 million or 52.5% higher for 2016’s first quarter, compared to 2015 for the same period. Salaries were $1.2 million higher during 2016 for Floridian, reflecting impacts of additional personnel retained during the first quarter acquisition of Floridian and third quarter 2015 acquisition of Grand. Additional FGC personnel in our receivable funding are incremental as well year over year, comprising $0.5 million of the increase during 2016, versus prior year. Improved revenue generation and lending production, among other factors resulted in commissions, cash and stock incentives (aggregated) that were $0.4 million higher for 2016, compared to a year ago, and decreased deferred loan origination costs (a contra-expense) from improved efficiency in the loan origination process, lower by $0.4 million. Severance related to the Floridian acquisition summed to $0.3 million, compared with more limited severance payouts in the first quarter of 2015.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $4.4 million for the first quarter of 2016, a doubling of costs compared to first quarter a year ago when $2.2 million was expended. Of the $2.2 million increase, the primary cause was one-time charges for conversion activity of $1.9 million related to the acquisition of Floridian and included in merger expenses.

Total occupancy, furniture and equipment expenses for the first quarter of 2016 increased $1.2 million or 44.1% (on an aggregate basis) to $4.0 million year over year versus 2015’s first quarter expense. Branch closure charges summed to $0.7 million. This increase is primarily driven by the ten branches acquired in the Floridian acquisition, and the write down of legacy branches designated to be closed this year. Branch consolidations over the remainder of 2016 will lessen the impacts of acquired locations. Branch consolidation is likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products.

Higher marketing expenses, including sales promotion costs, ad agency production and printing costs, digital, newspaper, TV and radio advertising, and other public relations costs, are expected as we make a heightened effort to create brand awareness in the Orlando and Daytona Beach markets and focus our efforts to solidify relationships with each of the new the 3,400 plus households we have acquired in the Orlando footprint.

Legal and professional fees were higher by $0.7 million compared to first quarter a year ago, primarily due to professional fees of $0.5 million for third party conversion assistance for the Floridian acquisition.

Increases in remaining expenses were not as significant.

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

Allowance and Provision for Loan Losses – Critical Accounting Policies and Estimates

Management determines the provision for loan losses charged to operations by continually analyzing and monitoring delinquencies, nonperforming loans and the level of outstanding balances for each loan category, as well as the amount of net charge-offs, and by estimating losses inherent in its portfolio. While the Company’s policies and procedures used to estimate the provision for loan losses charged to operations are considered adequate by management, factors beyond the control of the Company, such as general economic conditions, both locally and nationally, make management’s judgment as to the adequacy of the provision and allowance for loan losses necessarily approximate and imprecise.

For 2016’s first quarter, we recorded provisioning for loan losses of $0.2 million, which compared to provisioning of $0.4 million for 2015’s first quarter. Net recoveries of $0.4 million for 2016, compare to net recoveries for the first quarter of 2015 of $0.2 million (see “Note F – Impaired Loans and Allowance for Loan Losses”). For 2016, provisioning for loan losses reflects continued strong credit metrics, offset by continued loan growth. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses increased $2.0 million to $19.7 million at March 31, 2016, compared to $17.7million at March 31, 2015. The allowance for loan losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of March 31, 2016, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.2 million, compared to $3.3 million as of March 31, 2015.

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

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at March 31, 2016 include loans acquired from Floridian on March 11, 2106, Grand on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at March 31, 2016.

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

Our Loan Review unit is independent, and performs loan reviews and evaluates a representative sample of credit extensions after the fact for appropriate individual internal risk ratings. Loan Review has the authority to change internal risk ratings and is responsible for assessing the adequacy of credit underwriting. This unit reports directly to the Directors’ Loan Committee of Seacoast Bank’s board of directors.

Net recoveries for the three months ended March 31, 2016 totaled $397,000, compared to net recoveries of $217,000 for the three months ended March 31, 2015. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at March 31, 2016 and 2015. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 1.04% at March 31, 2016, compared to 1.13% at March 31, 2015. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of March 31, 2016. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance is likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At March 31, 2016, the Company had $2.082 billion in loans secured by real estate, representing 84.8% of total loans, up from $1.633 billion but lower as a percent of total loans (versus 88.1%) at March 31, 2015. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares, Grand and Floridian acquisitions are being amortized over 74 months, 94 months, and 69 months, respectively, on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of 2015 for the BANKshares acquisition (on October 1, 2014). Seacoast employed an independent third party with extensive experience in conducting and documenting impairment tests of this nature, and concluded that no impairment occurred.

Fair value estimates for acquired assets and assumed liabilities are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

Other Fair Value Measurements – Critical Accounting Policies and Estimates

“As Is” values are used to measure fair market value on impaired loans, OREO and repossessed assets. All impaired loans, OREO and repossessed assets are reviewed quarterly to determine if fair value adjustments are necessary based on known changes in the market and/or the project assumptions. When necessary, the “As Is” appraised value may be adjusted based on more recent appraisal assumptions received by the Company on other similar properties, the tax assessed market value, comparative sales and/or an internal valuation. Collateral dependent impaired loans are loans that are solely dependent on the liquidation of the collateral for repayment. If an updated assessment is deemed necessary, and an internal valuation cannot be made, an external appraisal will be requested. Upon receipt of the “As Is” appraisal a charge-off is recognized for the difference between the loan amount and its current fair market value.

At March 31, 2016, outstanding securities designated as available for sale totaled $905.2 million. The fair value of the available for sale portfolio at March 31, 2016 was less than historical amortized cost, producing net unrealized losses of $0.1 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2016 and 2015. The credit quality of the Company’s securities holdings are primarily investment grade.

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

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At March 31, 2016, the Company had net deferred tax assets (“DTA”) of $67.1 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at March 31, 2015 the Company had a net DTA of $61.5 million.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At March 31, 2016, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s first quarter 2016 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.5% if interest rates increased 200 basis points up over the next 12 months and 4.1% if interest rates increased 100 basis points. This compares with the Company’s first quarter 2015 model simulation, which indicated net interest income would increase 8.2% if interest rates were increased 200 basis points up over the next 12 months and 4.6% if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 15.4% at March 31, 2016. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “support”, “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further”, “point to,” “project,” “could,” “intend” or other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic and market conditions, including seasonality;

•	governmental monetary and fiscal policies, as well as legislative, tax and regulatory changes;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, liquidity and the values of loan collateral, securities, and interest sensitive assets and liabilities; interest rate risks, sensitivities and the shape of the yield curve;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market areas and elsewhere, including institutions operating regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses;

•	the risks of mergers and acquisitions, include, without limitation, unexpected transaction costs, including the costs of integrating operations; the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;

•	the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;

•	the risk of deposit and customer attrition; any changes in deposit mix; unexpected operating and other costs, which may differ or change from expectations;

•	the risks of customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees; increased competitive pressures and solicitations of customers by competitors; as well as the difficulties and risks inherent with entering new markets; and

•	other risks and uncertainties described herein and in our annual report on Form 10-K for the year ended December 31, 2015 and otherwise in our Securities and Exchange Commission, or “SEC”, reports and filings.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our first quarter 2016 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 10.0% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 16.5%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2016 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in “Part I, Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition and prospective results. The risks described in this report, in our Form 10-K or our other SEC filings are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes with respect to the risk factors disclosed in our Annual Report on form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first three months of 2016, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/16 to 1/31/16	0	$0.00	187,785	227,215
2/1/16 to 2/29/16	3,252	14.81	191,037	223,963
3/1/16 to 3/31/16	0	0.00	191,037	223,963
Total - 1st Quarter	3,252	14.81	191,037	223,963

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

May 10, 2016	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

May 10, 2016	/s/ Stephen A. Fowle
STEPHEN A. FOWLE
Executive Vice President & Chief Financial Officer

