Form 10-Q
period 2016-06-30
SEACOAST BANKING CORP OF FLORIDA
filed 2016-08-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐      No  ☒

Common Stock, $0.10 Par Value – 37,993,013 shares as of June 30, 2016

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	June 30,	December 31,
(Dollars in thousands, except share amounts)	2016	2015
ASSETS
Cash and due from banks	$113,028	$81,216
Interest bearing deposits with other banks	13,774	54,851
Total cash and cash equivalents	126,802	136,067

Securities:
Available for sale (at fair value)	923,560	790,766
Held for investment (fair value: $404,572 at June 30, 2016, and $202,813 at December 31, 2015)	401,570	203,525
Total Securities	1,325,130	994,291

Loans held for sale (at fair value)	20,075	23,998

Loans	2,616,052	2,156,330
Less: Allowance for loan losses	(20,725)	(19,128)
NET LOANS	2,595,327	2,137,202

Bank premises and equipment, net	63,817	54,579
Other real estate owned	8,694	7,039
Goodwill	64,123	25,211
Other intangible assets, net	16,154	8,594
Bank owned life insurance	43,729	43,579
Net deferred income taxes	62,648	60,274
Other assets	54,705	43,946
	$4,381,204	$3,534,780

LIABILITIES
Deposits	$3,501,316	$2,844,387
Federal funds purchased and securities sold under agreements to repurchase, maturing within 30 days	183,387	172,005
Federal Home Loan Bank (FHLB) borrowings	151,000	50,000
Subordinated debt	70,101	69,961
Other liabilities	49,971	44,974
	3,955,775	3,181,327

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized 60,000,000 shares, issued 38,023,769 and outstanding 37,993,013 shares at June 30, 2016 and issued 34,356,892 and outstanding 34,351,409 shares at December 31, 2015	3,799	3,435
Other shareholders' equity	421,630	350,018
TOTAL SHAREHOLDERS' EQUITY	425,429	353,453
	$4,381,204	$3,534,780

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest and fees on loans	$29,244	$21,988	$55,278	$44,009
Interest and dividends on securities	6,902	5,124	12,749	10,172
Interest on interest bearing deposits and other investments	433	249	723	498
TOTAL INTEREST INCOME	36,579	27,361	68,750	54,679

Interest on deposits	1,238	845	2,155	1,593
Interest on borrowed money	848	850	1,880	1,710
TOTAL INTEREST EXPENSE	2,086	1,695	4,035	3,303

NET INTEREST INCOME	34,493	25,666	64,715	51,376

Provision for loan losses	662	855	861	1,288

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,831	24,811	63,854	50,088

Noninterest income
Service charges on deposits	2,230	2,115	4,359	4,117
Interchange income	2,370	2,033	4,587	3,770
Other income	4,511	4,698	8,795	8,267
Securities gains, net (includes net losses of ($19) and $0 in other comprehensive income reclassifications for the three months ended June 30, 2016 and 2015 respectively, and net gains of $28 and $0 for the six months ended June 30, 2016 and 2015, respectively.)	47	0	136	0
TOTAL NONINTEREST INCOME	9,158	8,846	17,877	16,154

Noninterest expenses
Salaries and wages	13,884	9,301	27,283	18,090
Employee benefits	2,521	2,541	5,003	4,956
Outsourced data processing costs	2,803	2,234	7,242	4,418
Occupancy	3,645	2,011	6,617	4,034
Legal and professional fees	2,656	1,590	5,013	3,253
Other	9,299	6,611	15,991	12,723
TOTAL NONINTEREST EXPENSES	34,808	24,288	67,149	47,474

INCOME BEFORE INCOME TAXES	8,181	9,369	14,582	18,768

Provision for income taxes (includes $(7) and $0 in income tax benefit from reclassification items for the three months ended June 30, 2016 and 2015, respectively, and $11 and $0 in income tax provision for the six months ended June 30, 2016 and 2015, respectively.)	2,849	3,564	5,284	7,104
NET INCOME	$5,332	$5,805	$9,298	$11,664

PER SHARE COMMON STOCK:
Net income diluted	$0.14	$0.18	$0.25	$0.35
Net income basic	0.14	0.18	0.26	0.35
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	38,141,550	33,233,508	36,797,259	33,184,764
Average shares outstanding - basic	37,470,071	32,978,006	36,159,473	32,971,670

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
NET INCOME	$5,332	$5,805	$9,298	$11,664
Other comprehensive income:
Unrealized gains on securities available for sale	9,131	(2,477)	17,117	2,298
Amortization of unrealized losses on securities transferred to held for investment, net	(122)	(169)	(244)	(294)
Reclassification adjustment for losses (gains) included in net income	19	0	(28)	0
Provision for income taxes	(3,485)	1,022	(6,502)	(774)
COMPREHENSIVE INCOME	$10,875	$4,181	$19,641	$12,894

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Interest received	$66,387	$55,164
Fees and commissions received	16,989	15,629
Interest paid	(3,545)	(3,587)
Cash paid to suppliers and employees	(57,211)	(46,616)
Origination of loans designated held for sale	(83,207)	(109,958)
Sale of loans designated held for sale	87,130	102,380
Net change in other assets	(834)	(462)
Net cash provided by operating activities	25,709	12,550
Cash flows from investing activities
Maturity of securities available for sale	59,151	63,681
Maturity of securities held for investment	15,584	17,400
Proceeds from sale of securities available for sale	12,211	0
Purchases of securities available for sale	(149,969)	(84,693)
Purchases of securities held for investment	(213,766)	(24,366)
Net new loans and principal repayments	(133,007)	(114,794)
Proceeds from the sale of other real estate owned	4,207	3,004
Proceeds from sale of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	1,700	3,725
Purchase of FHLB and Federal Reserve Stock	(9,297)	(3,388)
Net cash from bank acquisition	260,471	0
Additions to bank premises and equipment	(133)	(6,651)
Net cash (used in) provided by investing activities	(152,848)	(146,082)
Cash flows from financing activities
Net increase in deposits	5,421	188,643
Net increase in federal funds purchased and repurchase agreements	11,382	4,036
Net increase (decrease) in FHLB borrowings	101,000	(65,000)
Stock based employee benefit plans	72	62
Dividends paid	0	0
Net cash provided by financing activities	117,875	127,741
Net decrease in cash and cash equivalents	(9,264)	(5,791)
Cash and cash equivalents at beginning of period	136,066	100,539
Cash and cash equivalents at end of period	$126,802	$94,748

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
Reconciliation of net income to cash provided by operating activities
Net income	$9,298	$11,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,235	1,708
Amortization of premiums and discounts on securities, net	2,385	1,972
Other amortization and accretion, net	(1,110)	(994)
Change in loans held for sale, net	3,923	(7,578)
Provision for loan losses	861	1,288
Gain on sale of securities	(136)	0
Gain on sale of loans	(872)	(708)
Losses (gains) on sale and write-downs of other real estate owned	(252)	134
Losses (gains) on disposition of fixed assets	1,937	1
Change in interest receivable	(2,460)	136
Change in interest payable	350	(370)
Change in prepaid expenses	(584)	(721)
Change in accrued taxes	5,582	7,487
Change in other assets	(834)	(462)
Change in other liabilities	5,386	(1,007)
Net cash provided by operating activities	$25,709	$12,550

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$16,602	$2,004
Transfer from loans to other real estate owned	2,805	1,629
Transfer from bank premises to other real estate owned	3,176	0
Purchase of securities on trade date	1,198	0
Matured securities recorded as a receivable	349	528

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of June 30, 2016

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

In January 2016, the FASB issued ASU No. 2016-01 for “Recognition and Measurement of Financial Assets and Liabilities”. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update requires: a) equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years. The adoption of this standard is being evaluated for its impact on the Company’s operating results and financial condition.

In February 2016, the FASB amended existing guidance related to the recognition of lease assets and lease liabilities on the balance sheet and disclosures on key information about leasing arrangements, under ASU 2016-02. It will be necessary for all parties to classify leases to determine how to recognize lease-related revenue and expense. The amendment requires lessees to put most leases on their balance sheet and record expenses to the income statement. Changes in the guidance eliminate real estate centric provisions for sale-leaseback transactions, including initial direct costs and lease execution costs for all entities. For lessors, the new FASB standard modifies classification criteria and accounting for sales type and direct financing leases. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements. The amended accounting is applicable periods after December 15, 2018 and interim periods within that year.

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

In June 2016, the FASB issued ASU 2016-13 for “Measurement of Credit Losses on Financial Instruments”, to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and supportable forecasts. The resultant allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect. Additional quantitative and qualitative disclosures are required upon adoption. The Company is evaluating the impact of the ASU. Adoption is required January 1, 2020, with early adoption permitted January 1, 2019.

NOTE C — BASIC AND DILUTED EARNINGS PER COMMON SHARE

For each of the periods ended June 30, 2016 and 2015, options to purchase 127,000 shares and 282,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Basic:
Income available to common shareholders	$5,332	$5,805	$9,298	$11,664
Average basic shares outstanding	37,470,071	32,978,006	36,159,473	32,971,670
Basic earnings per share	$0.14	$0.18	$0.26	$0.35

Diluted:
Income available to common shareholders plus assumed conversions	$5,332	$5,805	$9,298	$11,664
Average basic shares outstanding	37,470,071	32,978,006	36,159,473	32,971,670
Restricted stock and stock options	671,479	255,502	637,786	213,094
Average diluted shares outstanding	38,141,550	33,233,508	36,797,259	33,184,764
Diluted earnings per share	$0.14	$0.18	$0.25	$0.35

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$13,207	$353	$0	$13,560
Mortgage-backed securities of U.S. Government Sponsored Entities	202,580	4,283	(99)	206,764
Collateralized mortgage obligations of U.S. Government Sponsored Entities	282,426	3,312	(744)	284,994
Private mortgage backed securities	32,668	0	(782)	31,886
Private collateralized mortgage obligations	78,202	605	(1,059)	77,748
Collateralized loan obligations	124,617	18	(1,616)	123,019
Obligations of state and political subdivisions	60,936	3,499	0	64,435
Corporate and other debt securities	76,845	948	(94)	77,699
Private commercial mortgage backed securities	43,291	519	(355)	43,455
	$914,772	$13,537	$(4,749)	$923,560

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$182,956	$4,068	$0	$187,024
Collateralized mortgage obligations of U.S. Government Sponsored Entities	170,102	2,743	(87)	172,758
Collateralized loan obligations	41,444	0	(3,401)	38,043
Private collateralized mortgage obligations	7,068	0	(141)	6,927
	$401,570	$6,811	$(3,629)	$404,752

	December 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations of U.S. Government Sponsored Entities	$3,833	$78	$0	$3,911
Mortgage-backed securities of U.S. Government Sponsored Entities	192,224	847	(1,322)	191,749
Collateralized mortgage obligations of U.S. Government Sponsored Entities	242,620	470	(4,900)	238,190
Private mortgage backed securities	32,558	0	(766)	31,792
Private collateralized mortgage obligations	77,965	700	(708)	77,957
Collateralized loan obligations	124,477	0	(1,894)	122,583
Obligations of state and political subdivisions	39,119	882	(110)	39,891
Corporate and other debt securities	44,652	37	(416)	44,273
Private commercial mortgage backed securities	41,127	13	(720)	40,420
	$798,575	$3,027	$(10,836)	$790,766

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of U.S. Government Sponsored Entities	$64,993	$574	$(16)	$65,551
Collateralized mortgage obligations of U.S. Government Sponsored Entities	89,265	581	(406)	89,440
Collateralized loan obligations	41,300	0	(1,360)	39,940
Private collateralized mortgage obligations	7,967	0	(85)	7,882
	$203,525	$1,155	$(1,867)	$202,813

Proceeds from sales of securities during the six month period ended June 30, 2016 were $12.1 million, with gross gains of $147,000 and gross losses of $11,000. No sales of securities were transacted during the six month period ended June 30, 2015.

In 2014, approximately $158.8 million of investment securities available for sale were transferred into held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities transferred into the held for investment category from available for sale, unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of these securities as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. At June 30, 2016, the remaining unrealized holding losses totaled $2.1 million.

Securities at June 30, 2016 with a carrying and fair value of $169.6 million and $165.7 million, respectively, were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with both a carrying value and fair value of $183.4 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$8,166	$8,324
Due after one year through five years	0	0	86,415	86,694
Due after five years through ten years	41,444	38,043	136,999	137,851
Due after ten years	0	0	32,736	34,544
	41,444	38,043	264,316	267,413
Mortgage-backed securities of U.S. Government Sponsored Entities	182,956	187,024	202,580	206,764
Collateralized mortgage obligations of U.S. Government Sponsored Entities	170,102	172,758	282,426	284,994
Private mortgage backed securities	0	0	32,668	31,886
Private collateralized mortgage obligations	7,068	6,927	78,202	77,748
Other debt securities	0	0	11,289	11,300
Private commercial mortgage backed securities	0	0	43,291	43,455
	$401,570	$404,752	$914,772	$923,560

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of U.S. Government Sponsored Entities	$8,029	$(6)	$6,046	$(93)	$14,075	$(99)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	0	0	77,297	(744)	77,297	(744)
Private mortgage backed securities	27,424	(539)	16,824	(329)	44,248	(868)
Private collateralized mortgage obligations	3,984	(166)	49,650	(1,035)	53,634	(1,201)
Collateralized loan obligations	41,111	(1,444)	102,048	(3,573)	143,159	(5,017)
Corporate and other debt securities	9,118	(87)	2,150	(7)	11,268	(94)
Private commercial mortgage backed securities	4,544	(50)	17,003	(305)	21,547	(355)
Total temporarily impaired securities	$94,210	$(2,292)	$271,018	$(6,086)	$365,228	$(8,378)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities of U.S. Government Sponsored Entities	$112,236	$(1,082)	$14,508	$(256)	$126,744	$(1,338)
Collateralized mortgage obligations of U.S. Government Sponsored Entities	97,512	(973)	147,266	(4,333)	244,778	(5,306)
Private mortgage backed securities	31,792	(766)	0	0	31,792	(766)
Private collateralized mortgage obligations	19,939	(321)	31,533	(472)	51,472	(793)
Collateralized loan obligations	101,601	(1,642)	60,922	(1,612)	162,523	(3,254)
Obligations of state and political subdivisions	11,570	(110)	0	0	11,570	(110)
Corporate and other debt securities	31,342	(416)	0	0	31,342	(416)
Private commercial mortgage backed securities	37,838	(720)	0	0	37,838	(720)
Total temporarily impaired securities	$443,830	$(6,030)	$254,229	$(6,673)	$698,059	$(12,703)

The tables above include securities held for investment that were transferred from available for sale into held for investment during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer. None of these securities had a fair value with an unrealized loss for less than twelve months at June 30, 2016. At December 31, 2015, the fair value of those securities in an unrealized loss position for less than twelve months was $38.9 million, and the unrealized losses on those securities in an unrealized loss position for less than twelve months was $0.4 million. None of these securities were in an unrealized loss position for more than twelve months at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, private label securities with a fair value of $97.9 million secured by collateral originated in 2005 and prior were in an unrealized loss position. Their unrealized loss position of approximately $2.1 million is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and all historically have had minimal foreclosures. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2016, the Company also had $0.8 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $91.4 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2016, the Company also had $5.0 million of unrealized losses on collateralized loan obligations having a fair value of $143.2 million that were attributable to a combination of factors, including relative changes in interest rates, spreads and interest movements since the time of purchase. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At June 30, 2016, $32.8 million of remaining securities categories had unrealized losses of $0.5 million, but losses have been outstanding for less than twelve months. Management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not change in credit quality.

As of June 30, 2016, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at June 30, 2016.

Included in other assets is $24.0 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At June 30, 2106, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the carrying value of the $24.0 million of cost method investment securities.

The Company also holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares (the conversion rate was 1.6483 shares of Class A stock for each share of Class B stock) for a total of 18,675 shares of Visa Class A stock with a value of $1.4 million. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is summarized as follows:

June 30, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$115,789	$114	$26,484	$142,387
Commercial real estate	849,537	11,836	378,135	1,239,508
Residential real estate	723,297	688	70,336	794,321
Commercial and financial	245,821	1,014	76,631	323,466
Consumer	112,580	0	2,933	115,513
Other loans	857	0	0	857
NET LOAN BALANCES (1)	$2,047,881	$13,652	$554,519	$2,616,052

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

(1) Net loan balances as of June 30, 2016 and December 31, 2015 include deferred fee/costs (net) and fair value adjustments on acquired loans, aggregating to $14.6 million and $7.7 million for each period, respectively.

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

We adjusted our estimates of future expected losses, cash flows and renewal assumptions during the current quarter for PCI loans. The table below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the three and six month periods ended June 30, 2016 and 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Three Months Ended June 30, 2016

	March 31, 2016	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2016
	(In thousands)
Contractually required principal and interest	$25,967	$2,278	$(3,669)	$0	$0	$24,576
Nonaccretable difference	(6,293)	(2,633)	2,676	0	0	(6,250)
Cash flows expected to be collected	19,674	(355)	(993)	0	0	18,326
Accretable yield	(3,143)	(1,215)	(1,086)	770	0	(4,674)
Carrying value of acquired loans	16,531	$(1,570)	$(2,079)	$770	$0	13,652
Allowance for loan losses	0					0
Carrying value less allowance for loan losses	$16,531					$13,652

Six Months Ended June 30, 2016

	December 31, 2015	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2016
	(In thousands)
Contractually required principal and interest	$19,966	$9,148	$(4,538)	$0	$0	$24,576
Nonaccretable difference	(5,247)	(4,109)	3,106	0	0	(6,250)
Cash flows expected to be collected	14,719	5,039	(1,432)	0	0	18,326
Accretable yield	(2,610)	(1,831)	(1,271)	1,038	0	(4,674)
Carrying value of acquired loans	12,109	$3,208	$(2,703)	$1,038	$0	13,652
Allowance for loan losses	0					0
Carrying value less allowance for loan losses	$12,109					$13,652

Three Months Ended June 30, 2015

	March 31, 2015	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2015
	(In thousands)
Contractually required principal and interest	$13,284	$0	$(1,720)	$0	$0	$11,564
Nonaccretable difference	(5,076)	0	999	0	176	(3,901)
Cash flows expected to be collected	8,208	0	(721)	0	176	7,663
Accretable yield	(1,089)	0	63	101	(176)	(1,101)
Carrying value of acquired loans	7,119	$0	$(658)	$101	$0	6,562
Allowance for loan losses	(93)					(212)
Carrying value less allowance for loan losses	$7,026					$6,350

Six Months Ended June 30, 2015

	December 31, 2014	Additions	Deletions	Accretion	Reclassifications from nonaccretable difference	June 30, 2015
	(In thousands)
Contractually required principal and interest	$14,831	$0	$(3,267)	$0	$0	$11,564
Nonaccretable difference	(5,825)	0	1,663	0	261	(3,901)
Cash flows expected to be collected	9,006	0	(1,604)	0	261	7,663
Accretable yield	(1,192)	0	148	204	(261)	(1,101)
Carrying value of acquired loans	7,814	$0	$(1,456)	$204	$0	6,562
Allowance for loan losses	(64)					(212)
Carrying value less allowance for loan losses	$7,750					$6,350

The following tables present the contractual delinquency of the recorded investment in past due loans by class of loans as of June 30, 2016 and December 31, 2015:

			Accruing
	Accruing	Accruing	Greater			Total
June 30, 2016	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$13	$0	$244	$115,532	$115,789
Commercial real estate	279	0	373	1,424	847,461	849,537
Residential real estate	834	542	193	9,053	712,675	723,297
Commercial and financial	251	71	0	0	245,499	245,821
Consumer	18	0	0	198	112,364	112,580
Other	0	0	0	0	857	857
Total	1,382	626	566	10,919	2,034,388	$2,047,881

Purchased Unimpaired Loans
Construction and land development	0	0	0	36	26,448	$26,484
Commercial real estate	640	0	0	1,485	376,010	378,135
Residential real estate	1	387	0	910	69,038	70,336
Commercial and financial	171	0	0	210	76,250	76,631
Consumer	0	0	0	0	2,933	2,933
Other	0	0	0	0	0	0
Total	812	387	0	2,641	550,679	$554,519

Purchased Credit Impaired Loans
Construction and land development	0	0	0	0	114	$114
Commercial real estate	0	0	0	1,719	10,117	11,836
Residential real estate	0	0	0	0	688	688
Commercial and financial	0	0	0	0	1,014	1,014
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	0	0	0	1,719	11,933	$13,652

Total Loans	$2,194	$1,013	$566	$15,279	$2,597,000	$2,616,052

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2015	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$665	$0	$0	$269	$96,695	$97,629
Commercial real estate	810	0	0	2,301	773,764	776,875
Residential real estate	141	0	0	9,941	668,049	678,131
Commercial and financial	59	0	0	0	187,954	188,013
Consumer	430	0	0	247	82,040	82,717
Other	0	0	0	0	507	507
Total	$2,105	$0	$0	$12,758	$1,809,009	$1,823,872

Purchased Unimpaired Loans
Construction and land development	$0	$0	$0	$40	$11,004	$11,044
Commercial real estate	179	0	0	2,294	220,040	222,513
Residential real estate	66	0	0	0	44,666	44,732
Commercial and financial	39	0	0	130	39,252	39,421
Consumer	39	0	0	0	2,600	2,639
Other	0	0	0	0	0	0
Total	$323	$0	$0	$2,464	$317,562	$320,349

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$0	$114	$114
Commercial real estate	132	0	0	1,816	8,042	9,990
Residential real estate	0	0	0	348	574	922
Commercial and financial	0	0	0	0	1,083	1,083
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	$132	$0	$0	$2,164	$9,813	$12,109

Total Loans	$2,560	$0	$0	$17,386	$2,136,384	$2,156,330

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2016 and December 31, 2015:

June 30, 2016

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$128,495	$1,202,160	$765,410	$314,048	$114,547	$2,524,660
Special mention	7,492	11,546	1,981	7,784	1,174	29,977
Substandard	5,537	14,312	4,438	1,409	103	25,799
Doubtful	0	0	0	0	0	0
Nonaccrual	280	4,628	9,963	210	198	15,279
Pass-Troubled debt restructures	51	5,788	0	15	0	5,854
Troubled debt restructures	532	1,074	12,529	0	348	14,483
	$142,387	$1,239,508	$794,321	$323,466	$116,370	$2,616,052

December 31, 2015

	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$100,186	$973,942	$697,907	$226,391	$83,786	$2,082,212
Special mention	3,377	12,599	629	1,209	1,392	19,206
Substandard	4,242	9,278	3,197	769	70	17,556
Doubtful	0	0	0	0	0	0
Nonaccrual	309	6,410	10,290	130	247	17,386
Pass-Troubled debt restructures	58	5,893	0	18	0	5,969
Troubled debt restructures	615	1,256	11,762	0	368	14,001
	$108,787	$1,009,378	$723,785	$228,517	$85,863	$2,156,330

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the six months ending June 30, 2016 and 2015, the total of newly identified Troubled Debt Restructurings (“TDRs”) totaled $1.7 million and $1.0 million, respectively.

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

The following table presents loans that were modified within the six months ending June 30, 2016:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	6	$1,660	$1,489	$0	$171
	6	$1,660	$1,489	$0	$171

The following table presents loans that were modified within the six months ending June 30, 2015:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estae	1	$26	$25	$0	$1
Commercial real estate	2	911	859	0	52
Consumer	4	48	45	0	3
	7	$985	$929	$0	$56

No accruing loans that were restructured within the twelve months preceding June 30, 2016 defaulted during the six months ended June 30, 2016, and no loans restructured within the twelve months preceding June 30, 2015 defaulted during the twelve months ended June 30, 2015. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of June 30, 2016 and December 31, 2015, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	June 30, 2016
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$206	$289	$0
Commercial real estate	1,445	2,947	0
Residential real estate	9,390	13,882	0
Commercial and financial	15	15	0
Consumer	168	267	0
Impaired Loans with an Allowance Recorded:
Construction and land development	621	631	28
Commercial real estate	6,865	6,866	381
Residential real estate	12,192	12,546	1,806
Commercial and financial	0	0	0
Consumer	379	379	49
Total:
Construction and land development	827	920	28
Commercial real estate	8,310	9,813	381
Residential real estate	21,582	26,428	1,806
Commercial and financial	15	15	0
Consumer	547	646	49
	$31,281	$37,822	$2,264

	December 31, 2015
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$107	$255	$0
Commercial real estate	2,363	3,911	0
Residential real estate	9,256	13,707	0
Commercial and financial	17	17	0
Consumer	264	349	0
Impaired Loans with an Allowance Recorded:
Construction and land development	835	870	84
Commercial real estate	7,087	7,087	429
Residential real estate	12,447	12,803	1,964
Commercial and financial	0	0	0
Consumer	351	351	40
Total:
Construction and land development	942	1,125	84
Commercial real estate	9,450	10,998	429
Residential real estate	21,703	26,510	1,964
Commercial and financial	17	17	0
Consumer	615	700	40
	$32,727	$39,350	$2,517

For the three months ended June 30, 2016 and 2015, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$214	$0	$1,838	$14
Commercial real estate	1,860	2	2,942	23
Residential real estate	9,587	37	10,877	30
Commercial and financial	16	0	116	1
Consumer	183	1	141	0
Impaired Loans with an Allowance Recorded:
Construction & land development	634	6	816	11
Commercial real estate	6,906	73	7,188	51
Residential real estate	11,993	100	15,682	99
Commercial and financial	0	0	0	0
Consumer	356	5	503	5
Total:
Construction & land development	848	6	2,654	25
Commercial real estate	8,766	75	10,130	74
Residential real estate	21,580	137	26,559	129
Commercial and financial	16	0	116	1
Consumer	539	6	644	5
	$31,749	$224	$40,103	$234

For the six months ended June 30, 2016 and 2015, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance Recorded:
Construction & land development	$179	$0	$1,839	$32
Commercial real estate	2,063	5	2,950	27
Residential real estate	9,493	71	11,268	65
Commercial and financial	16	0	118	3
Consumer	212	1	114	0
Impaired Loans with an Allowance Recorded:
Construction & land development	702	13	832	16
Commercial real estate	6,970	147	7,649	125
Residential real estate	12,128	185	16,106	198
Commercial and financial	0	0	0	0
Consumer	353	9	516	11
Total:
Construction & land development	881	13	2,671	48
Commercial real estate	9,033	152	10,599	152
Residential real estate	21,621	256	27,374	263
Commercial and financial	16	0	118	3
Consumer	565	10	630	11
	$32,116	$431	$41,392	$477

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At June 30, 2016 and at December 31, 2015, accruing TDRs totaled $20.3 million and $20.0 million, respectively.

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

Nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) totaled $10.9 million and $0.6 million, respectively, at June 30, 2016, and $12.8 million and $0 at December 31, 2015, respectively. Purchased nonaccrual and accruing loans past due 90 days or more were $4.4 million and $0 million at June 30, 2016, and $4.6 million and $0 at December 31, 2015.

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period ended and six-month period ended June 30, 2016 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended June 30, 2016
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,285	$(239)	$0	$114	$114	$1,160
Commercial real estate	6,677	495	(3)	23	20	7,192
Residential real estate	8,512	(420)	(28)	235	207	8,299
Commercial and financial	1,991	566	(38)	72	34	2,591
Consumer	1,259	260	(53)	17	(36)	1,483
	$19,724	$662	$(122)	$461	$339	$20,725

	Allowance for Loan Losses for the Six Months Ended June 30, 2016
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,151	$(180)	$0	$189	$189	$1,160
Commercial real estate	6,756	510	(176)	102	(74)	7,192
Residential real estate	8,057	(10)	(145)	397	252	8,299
Commercial and financial	2,042	147	(93)	495	402	2,591
Consumer	1,122	394	(80)	47	(33)	1,483
	$19,128	$861	$(494)	$1,230	$736	$20,725

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period and six-month period ended June 30, 2015 is summarized as follows:

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

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at June 30, 2016 and December 31, 2015 is shown in the following tables:

	At June 30 2016
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$827	$28	$141,446	$1,132	$142,273	$1,160
Commercial real estate	8,310	381	1,219,362	6,811	1,227,672	7,192
Residential real estate	21,582	1,806	772,051	6,493	793,633	8,299
Commercial and financial	15	0	322,437	2,591	322,452	2,591
Consumer	547	49	115,823	1,434	116,370	1,483
	$31,281	$2,264	$2,571,119	$18,461	$2,602,400	$20,725

	At December 31, 2015
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$942	$84	$107,731	$1,067	$108,673	$1,151
Commercial real estate	9,450	429	989,938	6,327	999,388	6,756
Residential real estate	21,703	1,964	701,160	6,093	722,863	8,057
Commercial and financial	17	0	227,417	2,042	227,434	2,042
Consumer	615	40	85,248	1,082	85,863	1,122
	$32,727	$2,517	$2,111,494	$16,611	$2,144,221	$19,128

Loans collectively evaluated for impairment at December 31, 2015 included loans acquired from BANKshares on October 1, 2014 and Grand Bankshares on July 17, 2015 that are not PCI loans, and loans at June 30, 2016 included loans acquired from Floridian and BMO Harris as well that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment represents the total fair value discount of each PUL, is accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at June 30, 2016.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at June 30, 2016 and December 31, 2015:

	PCI Loans Individually Evaluated for Impairment
	June 30, 2016		December 31, 2015
	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance
Construction & land development	$114	$0	$114	$0
Commercial real estate	11,836	0	9,990	0
Residential real estate	688	0	922	0
Commercial and financial	1,014	0	1,083	0
Consumer	0	0	0	0
	$13,652	$0	$12,109	$0

NOTE G — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At June 30, 2016 and December 31, 2015, Company securities pledged were as follows by collateral type and maturity:

(Dollars in thousands)	Overnight and Continuous Maturity
Fair Value	June 30,	December 31,
	2016	2015
Mortgage backed securities and collateralized mortgage obligations of U.S. Government Sponsored Entities	$183,387	$172,005

NOTE H — EQUITY CAPITAL

The Company is well capitalized and at June 30, 2016, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast Bank”, met the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

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

NOTE J — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at June 30, 2016 and December 31, 2015 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At June 30, 2016:
Available for sale securities (1)	$923,560	$100	$923,460	$0
Loans held for sale (2)	20,075	0	20,075	0
Loans (3)	5,202	0	4,357	845
Other real estate owned (4)	8,694	0	582	8,112

At December 31, 2015:
Available for sale securities (1)	$790,766	$225	$790,541	$0
Loans held for sale (2)	23,998	0	23,998	0
Loans (3)	7,511	0	6,052	1,459
Other real estate owned (4)	7,039	0	598	6,441

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Recurring fair value basis determined using observable market data.
(3)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At June 30, 2016 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.9%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $5.2 million with a specific reserve of $1.7 million at June 30, 2016, compared to $7.5 million with a specific reserve of $2.9 million at December 31, 2015.

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

During the first six months ended June 30, 2016, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $0.1 million for the first six months of 2016, consisting of loans that became impaired during 2016. Transfers out consisted of charge-offs of $0.1 million, and loan foreclosures migrating to OREO and other reductions (including principal payments) totaling $0.6 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first six months of 2016, foreclosed loans transferred in totaled $2.4 million and migrated bank branches taken out of service totaled $2.8 million. Transfers out summed to $3.5 million, consisting entirely of sales.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of June 30, 2016 and December 31, 2015 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At June 30, 2016:
Financial Assets
Securities held to maturity (1)	$401,570	$0	$404,752	$0
Loans, net	2,590,125	0	0	2,609,526
Financial Liabilities
Deposit liabilities	3,501,316	0	0	3,501,977
Subordinated debt	70,101	0	52,785	0

At December 31, 2015:
Financial Assets
Securities held to maturity (1)	$203,525	$0	$202,813	$0
Loans, net	2,129,691	0	0	2,147,024
Financial Liabilities
Deposit liabilities	2,844,387	0	0	2,843,800
FHLB advances, maturing in 2017 (2)	50,000	0	51,788	0
Subordinated debt	69,961	0	52,785	0

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Redemption in April 2016 and no longer outstanding

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at June 30, 2016 and December 31, 2015:

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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of June 30, 2016 and December 31, 2015.

At June 30, 2016 and December 31, 2015, the aggregate fair value, contractual balance (including accrued interest) and gains or losses was as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Aggregate fair value	$20,075	$23,998
Contractual balance	19,538	23,384
Gains (losses)	537	614

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

With the acquisition, the Company further solidified its market share in the attractive Palm Beach market, expanding its customer base and leveraging operating costs through economies of scale, enhancing its fee income and positively affecting its net interest income operating results. The acquisition contributed $188.4 million in total deposits and $111.3 million in total loans to our balance sheet.

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

Acquisition of Floridian Financial Group, Inc.

On March 11, 2016, the Company completed its acquisition of Floridian Financial Group, Inc. (“Floridian”), the parent company of Floridian Bank. Simultaneously, upon completion of the merger, Floridian’s wholly owned subsidiary bank, Floridian Bank, was merged with and into Seacoast National Bank. Floridian, headquartered in Lake Mary, Florida, operated 10 branches in Orlando and Daytona Beach, of which several will consolidate with Seacoast locations. This acquisition added approximately $417 million in total assets, $337 million in deposits, and $267 million in loans to Seacoast. As a result of this acquisition the Company expects to further solidify its market share in the Central Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

This transaction closed on March 11, 2016.

March 11, 2016
Shares exchanged for cash	$26,699,000

Number of Floridian Financial Group, Inc. common shares outstanding	6,222,119
Per share exchange ratio	0.5289
Number of shares of common stock issued	3,291,066
Multiplied by common stock price per share on March 11, 2016	$15.47
Value of common stock issued	50,912,791

Total purchase price	$77,611,791

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

		Measurement
	Initial Report	Period	As Adjusted
Date of acquisition	March 11, 2016	Adjustments	March 11, 2016
		(in thousands)
Assets:
Cash	$28,243	$0	$28,243
Investment securities	66,912	95	67,007
Loans, net	268,249	(1,543)	266,706
Fixed assets	7,801	(628)	7,173
Core deposit intangibles	3,375	0	3,375
Goodwill	29,985	1,283	31,268
Other assets	12,879	793	13,672
	$417,444	$0	$417,444

Liabilities:
Deposits	$337,341	$0	$337,341
Other liabilities	2,492	0	2,492
	$339,833	$0	$339,833

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	March 11, 2016
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$38,304	$37,367
Commercial real estate	172,531	167,105
Construction/development/land	20,546	18,108
Commercial loans	39,070	37,804
Consumer and other loans	3,385	3,110
Purchased credit-impaired	6,186	3,212
Total acquired loans	$280,022	$266,706

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

(Dollars in thousands)	March 11, 2016

Contractually required principal and interest	$8,031
Non-accretable difference	(4,109)
Cash flows expected to be collected	3,922
Accretable yield	(710)
Total purchased credit-impaired loan acquired	$3,212

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

The Company recognized goodwill of $31 million for this acquisition that is nondeductible for tax purposes. The acquisition of Floridian constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. For Floridian, fair values as presented for securities, loans, fixed assets, and certain other assets and liabilities are necessarily considered preliminary.

The operating results of the Company for the three months and six months ended June 30 2016 include the operating results of the acquired assets and assumed liabilities since the date of acquisition of March 11, 2016. Results for the three-month period ended June 30, 2016 includes Floridian for the full quarter. Pro-forma data for the three months ended 2015 and six months ending June 30, 2016 and 2015 listed in the table below present pro-forma information as if the acquisition occurred at the beginning of 2015.

	Three Months
	Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2015	2016	2015

Net interest income	$28,808	$67,473	$57,706
Net income available to common shareholders	6,345	13,151	16,034
EPS - basic	0.17	0.36	0.35
EPS - diluted	0.17	0.35	0.35

Acquisition of BMO Harris Central Florida Offices, Deposits and Loans

On October 14, 2015, the Company announced that Seacoast’s wholly-owned subsidiary, Seacoast National, entered into a Branch Sale Agreement with BMO Harris Bank N.A. (“BMO”) pursuant to which it had agreed to purchase, subject to the terms of the Agreement, fourteen branches of BMO located in the Orlando Metropolitan Statistical Area (“MSA”).

This transaction closed on June 3, 2016.

On June 3, 2016, Seacoast National assumed approximately $314 million in deposits related to business and consumer banking customers at a deposit premium of 3.0% of the deposit balances and $63 million in business loans at a loan premium of 0.5%. As a result of this acquisition the Company expects to further improve its market share in the Central Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

The fair values listed are preliminary and are subject to adjustment. The acquisition is accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations. The fair values initially assigned to assets acquired and liabilities assumed are preliminary and could change for up to one year after the closing date of the acquisition as new information and circumstances relative to closing date fair values are known. Determining fair values of assets and liabilities, especially the loan portfolio and bank premises and leases related to the fourteen branches acquired, is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values.

Date of acquisition	June 3, 2016
(In thousands)
Assets:
Cash from BMO (net of payable to BMO Harris)	$234,094
Loans, net	62,671
Fixed assets	3,715
Core deposit intangibles	5,223
Goodwill	7,645
Other assets	952
$314,300

Liabilities:
Deposits	$314,248
Other liabilities	52
$314,300

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	June 3, 2016
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Commercial real estate	$31,564	$31,200
Commercial loans	32,479	31,471
Purchased credit-impaired	0	0
Total acquired loans	$64,043	$62,671

At June 3, 2016, no loans acquired from BMO Harris were specifically identified with a credit deficiency factor(s). The factors we consider to identify loans as PCI loans are acquired loans that were nonaccrual, 60 days or more past due, designated as TDR, graded “special mention” or “substandard.” PULs were evaluated to determine estimated fair values as of the acquisition date. Although no specific credit deficiencies were identifiable, we believe there is an element of risk as to whether all contractual cash flows will be eventually received. Factors that were considered included the economic environment both nationally and locally as well as the real estate market particularly in Florida. We have applied ASC Topic 310-20 accounting treatment to the PULs.

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

The Company recognized intangibles of $13 million for this acquisition that is deductible for tax purposes over a 15-year period. The acquisition of BMO Harris’s Orlando banking operations by Seacoast National constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. With the closing of the BMO Harris transaction near the end of the second quarter 2016 reporting period, fair values as presented for loans, fixed assets, deposits, and certain other assets and liabilities are necessarily considered preliminary.

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

SECOND QUARTER 2016

Strategic Overview

Results demonstrate the impact of our digital transformation strategy, successful integration of acquisitions, and disciplined loan growth. Seacoast continues to execute on its plan to grow our core business organically, innovating to build franchise and increase efficiency, and grow through mergers and acquisitions. We believe that these investments better position us to increase net income to common shareholders today and prospectively. We expect:

•	Improved earnings through cost reductions primarily related to branch consolidations, a substantial portion of the cost savings coming from the integration of Floridian and previously announced legacy branch consolidations during the second quarter of 2016 and, substantially all of the savings related to our BMO Harris branch acquisitions to be realized in the third quarter of 2016;

•	continued implementation of our digital strategy, which is enabling us to add new households, both organically and in our recently acquired banks; driving cross sells of services and transforming our business model and reducing overhead. By the end of the third quarter of 2016, after adding 14 BMO Harris locations to our six Floridian locations and eight existing branches, and because we have deep information understanding on customers’ use patterns, we have flexibility as we reshape our branch network, and we anticipate we will have reduced our Orlando Branch count from 28 to 15—a meaningful improvement in efficiency and enabled in large part by our ongoing digital transformation;

•	acquisitions continue to fuel growth. Customers acquired from BankFirst show a 27% increase in total services 18 months from acquisition and customers acquired from the Grand Bank acquisition show a 10% improvement in total services less than a year from acquisition;

•	ongoing customer satisfaction, showing Seacoast’s ability to move customers to lower cost distribution channels while further building customer engagement, as evidenced in the second quarter of 2016 which included an increase in deposits made outside the branch to 32%, compared to 30% in the first quarter of 2016 and 25% in the second quarter of 2015; checks deposited via our mobile application are approaching 10%; an increase in consumer loans opened outside the branch to 23%, compared to 19% in the first quarter of 2016 and 16% during the second quarter of 2015; and, we are automating a portion of our back office processes with more than 40% of new consumer loan applications receiving e-signing and benefiting from automated underwriting; and,

•	the Company is pleased to have completed its acquisition and converted Floridian late in the first quarter of 2016 as well as loans, deposits and branch sites acquired from BMO Harris late in the second quarter of 2016. The Company looks forward to serving new customers and the expanded communities it serves as we execute on savings opportunities, eliminating redundant functions and consolidating branch locations over the next several months. Seacoast’s customer service model, combining convenience with customer analytics technology, drives accelerated levels of cross sell and revenue while growing households at an even faster rate in our acquired markets.

Our success in Orlando and Palm Beach counties, where we acquired BankFirst on October 1, 2014 and Grand on July 17, 2015, continues with household growth remaining strong and cross sell statistics outpacing growth in Seacoast legacy markets. Seacoast welcomes new customers from Floridian and BMO Harris’ Orlando banking operations. With the BMO Harris acquisition in early June, we further solidified Seacoast’s status in Orlando propelling Seacoast to a top-10 position in this market.

For second quarter of 2016, Seacoast reported net income of $5.3 million, compared to $5.8 million in the second quarter last year. On June 3, 2016, Seacoast closed the previously announced acquisition of BMO Harris’s Orlando operations, and results for the second quarter include $5.8 million in charges taken in conjunction with the acquisition, branch closures and other items. Adjusted net income (a non-GAAP measure—see page 49, “Results of Operations”) excluding adjustments for Floridian and BMO Harris expenses and other non-core items increased by $2.7 million to $8.8 million, a 45% increase from year ago levels, and increased by $2.0 million or 30% on linked quarter basis. For the second quarter of 2016, diluted earnings per common share (EPS) were $0.14 and adjusted diluted EPS (a non-GAAP measure—see page 49, “Results of Operations”) were $0.23, improving from $0.18 and $0.18, respectively, reported for diluted EPS and adjusted diluted EPS (a non-GAAP measure—see page 49, “Results of Operations”) for the second quarter a year ago, $0.11 and $0.19, respectively, for diluted EPS and adjusted diluted EPS for the first quarter 2016 (a non GAAP measure—see page 49, “Results of Operations”).

Our in-market acquisitions, together with organic and acquisition-related revenue growth, are expected to drive substantial earnings improvements throughout the balance of 2016. Seacoast management affirms its goal of an adjusted diluted EPS target (a non-GAAP measure—see page 49, “Results of Operations”) of $1.00 for 2016.

Financial Condition

Total assets increased $1.148 billion or 35.5% from June 30, 2015 to $4.381 billion at June 30, 2016. The acquisitions of Grand and Floridian, and acquired loans (and branches) from BMO Harris’s Orlando operation, along with organic growth, has driven this balance sheet success.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $2.616 billion at June 30, 2016, $678.7 million or 35.0% more than at June 30, 2015, and $459.7 million or 21.3% more than at December 31, 2015. The Grand acquisition on July 17, 2015, Floridian acquisition on March 11, 2016, and loans acquired from BMO Harris on June 3, 2016, contributed $112 million, $276 million and $64 million in loans, respectively.

The following tables detail loan portfolio composition at June 30, 2016, December 31, 2015 and June 30, 2015:

June 30, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$115,789	$114	$26,484	$142,387
Commercial real estate	849,537	11,836	378,135	1,239,508
Residential real estate	723,297	688	70,336	794,321
Commercial and financial	245,821	1,014	76,631	323,466
Consumer	112,580	0	2,933	115,513
Other loans	857	0	0	857
NET LOAN BALANCES (1)	$2,047,881	$13,652	$554,519	$2,616,052

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

June 30, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$79,644	$1,489	$14,045	$95,178
Commercial real estate	693,212	3,350	195,766	892,328
Residential real estate	657,247	506	38,024	695,777
Commercial and financial	153,455	1,217	35,653	190,325
Consumer	61,423	0	1,490	62,913
Other loans	878	0	0	878
NET LOAN BALANCES (1)	$1,645,859	$6,562	$284,978	$1,937,399

(1)	Net loan balances at June 30, 2016, December 31, 2015 and June 30, 2015 include deferred fees/costs (net) and fair value adjustments on acquired loans, aggregating to $14.6 million, $7.7 million, and $6.2 million, respectively.

Commercial real estate mortgages were higher by $347.2 million or 38.9% to $1,239.5 million at June 30, 2016, compared to June 30, 2015, a result of strong loan production and loans acquired in the mergers. Granularity of commercial real estate lending is a focus, with office buildings of $316.3 million or 25.5% of commercial real estate mortgages, comprising the largest concentration with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, churches and educational facilities, recreation, multifamily, mobile home parks, lodging, restaurants, agriculture, convenience stores, marinas, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at June 30, 2016 aggregated to $126.9 million (versus $114.1 million a year ago) and for the 59 commercial real estate relationships in excess of $5 million the aggregate funded and unfunded totaled $473.3 million, of which $413.2 million was funded.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $908 million and $332 million, respectively, at June 30, 2016, compared to $654 million and $239 million, respectively, a year ago.

Residential mortgage loans increased $98.5 million or 14.2% to $794.3 million as of June 30, 2016. At June 30, 2016, approximately $586 million or 74% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate mortgages totaled approximately $126 million (16% of the residential mortgage portfolio) at June 30, 2016, of which 15- and 30-year mortgages totaled approximately $25 million and $101 million, respectively. Remaining fixed rate balances were comprised of home improvement loans totaling $84 million, most with maturities of 10 years or less and home equity lines of credit, primarily floating rates, totaling approximately $144 million at June 30, 2016. In comparison, loans secured by residential properties having fixed rates totaled approximately $102 million at June 30, 2015, with 15- and 30-year fixed rate residential mortgages totaling approximately $23 million and $79 million, respectively, and home improvement mortgages and equity lines of credit totaled $68 million and $93 million, respectively, a year ago.

Reflecting the impact of organic loan growth and the Floridian, Grand, and BMO Harris loan acquisitions, commercial loans outstanding at June 30, 2016 increased to $323.5 million, up substantially from $190.3 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $52.6 million or 83.6% year over year and totaled $115.5 million (compared to $62.9 million a year ago). Of the $52.6 million increase, $27.8 million was in marine loans, $4.8 million in automobile and truck loans, and $20.2 million in other consumer loans.

At June 30, 2016, the Company had unfunded loan commitments of $504 million, compared to $320 million at June 30, 2015.

Loan Concentrations

The Company has been pursuing an aggressive program to reduce exposure to loan types that have been most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. While commercial and commercial real estate loan relationships greater than $10 million increased by $38.0 million to $199.7 million, they represent 7.6% of the total loan portfolio at June 30, 2016, compared with $161.7 million or 13.0% of the total portfolio at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans have been reduced. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital for our subsidiary bank (as defined in regulatory guidance regarding construction (and land development) and CRE concentrations have decreased from 39% and 218%, respectively, at December 31, 2010, to 37% and 206%, respectively, as of June 30, 2016. Regulatory guidance suggests limits of 100% and 300%, respectively.

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

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at June 30, 2016 totaled $24.0 million, and were comprised of $10.9 million of nonaccrual portfolio loans, $4.4 million of nonaccrual purchased loans, $3.8 million of non-acquired other real estate owned (“OREO”), $1.6 million of acquired OREO and $3.3 million of branches out of service. NPAs decreased from $25.5 million as of June 30, 2015 (comprised of $15.1 million of nonaccrual portfolio loans, $4.5 million of nonaccrual purchased loans, $4.8 million of non-acquired OREO, and $1.1 million of acquired OREO). At June 30, 2016, more than 97% of nonaccrual loans were secured with real estate. At June 30, 2016, nonaccrual loans have been written down by approximately $3.9 million or 22.1% of the original loan balance (including specific impairment reserves). During the twelve months ended June 30, 2016, total OREO increased $2.8 million or 63.2%, reflecting $3.3 million of branches that were taken out of service, and are actively being marketed.

The Company pursues loan restructurings in selected cases when it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that most of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $20.3 million at June 30, 2016, compared to $23.4 million at June 30, 2015. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and restructured loans.

				Accruing
June 30, 2016	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$0	$0	$0	$272
Commercial	0	36	36	51
Individuals	0	244	244	260
	0	280	280	583
Residential real estate mortgages	993	8,970	9,963	12,530
Commercial real estate mortgages	383	4,245	4,628	6,862
Real estate loans	1,376	13,495	14,871	19,975
Commercial and financial	118	92	210	15
Consumer	61	137	198	347
	$1,555	$13,724	$15,279	$20,337

At June 30, 2016 and 2015, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2016		2015
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	86	$15,122	98	$17,379
Maturity extended with change in terms	61	8,085	66	7,914
Forgiveness of principal	0	0	1	1,588
Chapter 7 bankruptcies	41	2,515	50	2,922
Not elsewhere classified	14	1,674	15	1,951
	202	$27,396	230	$31,754

During the first six months of 2016, newly identified TDRs totaled $1.7 million, compared to $2.6 million for all of 2015. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months pre-ceding June 30, 2016 defaulted during the six months ended June 30, 2016, or for the first six months of 2015. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At June 30, 2016, loans totaling $31.3 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.3 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $38.5 million and $3.1 million, respectively, at June 30, 2015.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $126.8 million on a consolidated basis at June 30, 2016, compared to $136.1 million at December 31, 2015 and $94.7 million at June 30, 2015. Interest bearing deposits are maintained in Seacoast Bank’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and may vary with the level of principal repayments and investment activity occurring in Seacoast Bank’s securities and loan portfolios.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At June 30, 2016, Seacoast Bank had available unsecured lines of $50 million and lines of credit under current lendable collateral value, which are subject to change, of $869 million. Seacoast Bank had $813 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $359 million in residential and commercial real estate loans available as collateral. In comparison, at June 30, 2015, the Company had available unsecured lines of $40 million and lines of credit of $814 million, and had $614 million of U.S. Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $248 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. At June 30, 2016, Seacoast Bank can distribute dividends to the Company of approximately $81 million. At June 30, 2016, the Company had cash and cash equivalents at the parent of approximately $15.0 million, compared to $43.7 million at December 31, 2015, with the decrease directly related to cash paid in the Floridian acquisition (see “Note K – Business Combinations”).

Securities

Information related to maturities, carrying values and fair value of the Company’s securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At June 30, 2016, the Company had no trading securities, $923.6 million in securities available for sale, with the remainder of $401.6 million in securities held for investment. The Company's total securities portfolio increased $348.3 million or 35.6% from June 30, 2015. During the third quarter of 2015, $46.4 million were added from Grand, and during the first quarter of 2016, securities totaling $66.9 million were added from Floridian. Security purchases during second quarter 2016 of $258.3 million were primarily to utilize cash received by Seacoast from BMO Harris, with an increase of $203.4 million in securities held for investment (almost a doubling from first quarter of 2016). These efforts were primary contributors to the overall increase in the securities portfolio. Funding for investments is derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base.

Securities are generally acquired which return principal monthly that can be reinvested. The duration of the investment portfolio at June 30, 2016 was 4.4 years, compared to 3.3 years at June 30, 2015 and 3.8 years at December 31, 2015.

At June 30, 2016, available for sale securities had gross unrealized losses of $4.7 million and gross unrealized gains of $13.5 million, compared to gross unrealized losses of $10.8 million and gross unrealized gains of $3.0 million at December 31, 2015. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the unrealized losses were not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company holds no interests in trust preferred securities.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core deposit funded.

Total deposits increased $896.1 million or 34.4% to $3.501 billion at June 30, 2016, compared to one year earlier. Core customer funding increased to $3.298 billion at June 30, 2016, a $828.5 million or 33.5% increase from the second quarter of 2015. Excluding acquisitions, core customer funding increased by $158.0 million or 6.4% from one year ago and total deposits increased $66.6 million or 2.6% from one year ago. Total deposits grew $656.9 million or 23.1% from year-end 2015. Excluding acquired deposits from Floridian and BMO Harris, total deposits increased $15.8 million or 0.6% (not annualized) from year-end 2015. Deposit growth since year-end 2015 was impacted by seasonal decreases in public fund balances, which decreased by $51.9 million during first six months of 2016.

Since June 30, 2015, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $464.4 million or 30.9% to $1.968 billion, noninterest bearing demand deposits increased $338.4 million or 41.9% to $1.146 billion, and CDs increased $93.4 million or 31.9% to $386.3 million. Excluding acquired deposits, noninterest demand deposits were $108.1 million or 12.6% higher (not annualized) at June 30, 2016, versus December 31, 2015, and represent 32.8% of total deposits compared to 31.0% at June 30, 2015. Deposit growth reflects our success in growing households both organically and through acquisitions.

Customer repurchase agreements totaled $183.4 million at June 30, 2016, increasing $25.7 million or 16.3% from June 30, 2015. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

At June 30, 2016, borrowings were comprised of subordinated debt of $70.1 million related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $151.0 million. At June 30, 2016, FHLB borrowings outstanding were all maturing within 30 days, and the rate for FHLB funds averaged 0.51% during the second quarter of 2016, and 0.43% at June 30, 2016. Deposits are seasonally lower in the summer and higher in the winter, with anticipated increases in deposits in fourth quarter 2016 expected likely to reduce funding from FHLB borrowings.

In April of 2016, an early redemption cost of $1.8 million was incurred related to prepayment of $50 million of FHLB advances having a weighted average fixed rate of 3.22% and scheduled to mature in late 2017 (see “Noninterest Expenses”). The two FHLB advances redeemed were outstanding since 2007. We anticipate a reduction in interest expense of approximately $0.4 million per quarter, or $1.6 million annually, from this early redemption.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the October 1, 2014 BANKshares acquisition the Company acquired three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. As part of the Grand acquisition, the Company acquired an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $5.4 million lower than face value. This amount is being amortized into interest expense over the acquired subordinated debt’s remaining term to maturity.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.89% for the three month period ended June 30, 2016, compared to 2.43% for all of 2015.

Off-Balance Sheet Transactions

In the normal course of business, the Company may engage in a variety of financial transactions that, under generally accepted accounting principles, either are not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts. These transactions involve varying elements of market, credit and liquidity risk.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $504 million at June 30, 2016 and $320 million at June 30, 2015.

Capital Resources

The Company’s equity capital at June 30, 2016 increased $98.6 million to $425.4 million since June 30, 2015, and increased $72.0 million from year-end 2015. The ratio of shareholders’ equity to period end total assets was 9.71% at June 30, 2016, forty basis points lower than at June 30, 2015. Equity capital increased from a combination of earnings retained by the Company, increased unrealized gains on securities, and capital issued in conjunction with acquisitions completed over the course of the last twelve months. During the first quarter of 2016, the Floridian transaction increased shareholders’ equity $50.9 million, and during the third quarter of 2015, the Grand transaction increased shareholder’s equity $17.2 million, as the Company issued shares of common stock as consideration for each merger.  The BMO Harris purchase did not include an issuance of any equity. The ratio of shareholders’ equity total assets declined as the Company successfully grew assets at a faster pace than equity over this period.

Activity in shareholders’ equity for the six months ended June 30, 2016 and 2015 follows:

(Dollars in thousands)	2016	2015
Beginning balance at December 31, 2015 and 2014	$353,453	$312,651
Net income	9,298	11,664
Issuance of stock pursuant to acquisition of Floridian	50,913	0
Stock compensation (net of Treasury shares acquired)	1,422	1,311
Change in other comprehensive income	10,343	1,230
Ending balance at June 30, 2016 and 2015	$425,429	$326,856

Capital ratios remain healthy and are well above regulatory requirements for well-capitalized institutions. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company.

	Seacoast	Seacoast	Minimum to be
June 30, 2016:	(Consolidated)	National	Well Capitalized*

Common equity Tier 1 ratio (CET1)	10.95%	12.15%	6.5%
Tier 1 capital ratio	12.75%	12.15%	8%
Total risk-based capital ratio	13.45%	12.85%	10%
Tier 1 leverage ratio	9.26%	8.82%	5%

*	For subsidiary bank only

The Company’s total risk-based capital ratio was 13.45% at June 30, 2016, below our ratio of 16.01% at December 31, 2015. Larger pro rata cash payments and more modest amounts of common stock issued to Floridian shareholders, as well as ongoing reinvestment of liquidity into securities and loans with higher risk weightings and the addition of Floridian’s and BMO Harris‘s loans with higher risk weightings, were primary causes for Tier 1 and total risk-based capital ratios decreasing during the second quarter of 2016. At June 30, 2016, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 8.82%, declining from 9.36% at December 31, 2015, reflecting the effect of push down accounting (or lack thereof) on Seacoast’s subsidiary bank’s capital.

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

	Quarters(1)
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
(Dollars in thousands except per share data)	2016	2016	2015	2015	2015

Net income, as reported	$5,332	$3,966	$6,036	$4,441	$5,805

BOLI income	0	(464)	0	0	0
Security (gains)	(47)	(89)	(1)	(160)	0
Bargain purchase gain	0	0	(416)	0	0
Total adjustments to revenue	(47)	(553)	(417)	(160)	0

Severance	464	306	187	670	29
Merger related charges	2,448	4,038	1,043	2,120	337
Branch closure charges and costs related to expense initiatives	1,121	691	0	0	0
Other	0	0	0	121	0
Miscellaneous losses	0	0	48	112	0
Early redemption cost for FHLB advances	1,777	0	0	-	0
Total adjustments to noninterest expense	5,810	5,035	1,278	3,023	366

Effective tax rate on adjustments	(2,322)	(1,690)	(328)	(1,072)	(140)
Adjusted net income (1)	$8,773	$6,758	$6,569	$6,232	$6,031
Earnings per diluted share, as reported	$0.14	$0.11	$0.18	$0.13	$0.18
Adjusted earnings per diluted share (1)	$0.23	$0.19	$0.19	$0.18	$0.18
Average shares outstanding (000)	38,142	35,453	34,395	34,194	33,234

Adjusted net income (1)	$8,773	$6,758	$6,569	$6,232	$6,031
Provision for loan losses	662	199	369	987	855
Income taxes	5,172	4,125	4,052	3,771	3,703
Adjusted pretax, pre-provision income (1)	$14,607	$11,082	$10,990	$10,990	$10,589

Revenue	$43,651	$38,941	$37,299	$37,253	$34,512
Total adjustments to revenue	(47)	(553)	(417)	(160)	0
Adjusted revenue (1)	$43,604	$38,388	$36,882	$37,093	$34,512

Noninterest expense	$34,808	$32,341	$27,169	$29,127	$24,288
Total adjustments to noninterest expense	5,810	5,035	1,278	3,023	366
Adjusted noninterest expense (1)	$28,998	$27,306	$25,891	$26,104	$23,922

(1) Presentation has been revised in accordance with SEC's Division of Corporation Finance Compliance and Disclosure Interpretations, Non-GAAP Financial Measures" issued May 17, 2016

Non-GAAP measures regarding Net Income

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

We believe that our success in increasing net income is the result of our success in significantly growing our businesses and balance sheet, while attaining operating efficiency. This success also reflects the success we have had in identifying and incorporating acquisitions. We expect that the Company’s capital will increase with positive earnings. The board and management currently believe that the Company’s overall level of capital is more than sufficient to support growth, given the current economic environment.

Net Interest Income and Margin

Net interest income (on a tax equivalent basis) for the quarter totaled $34.8 million, increasing $4.5 million or 14.5% during the second quarter of 2016 compared to the first quarter of 2016, and was $9.0 million or 35.0% higher than second quarter 2015’s result. Net interest margin expanded to 3.63%, a 13 basis point improvement when compared to second quarter 2015’s margin, and a contraction of 5 basis points compared to first quarter 2016.

Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin improvement. Acquisitions have accelerated income growth. Purchase of investment securities ahead of the BMO Harris acquisition, which added deposits of $317 million and business banking loans totaling $64 million, combined with additional liquidity at the time of the acquisition, was the main contributor to net interest margin decline linked quarter.

Year over year improvement of results for each period reflect the increases in net loans and investment securities, and deposit growth, with continued increases in low-cost, no-cost deposits compared to prior years. The business volumes from Grand on July 17, 2015, Floridian on March 11, 2016, and BMO Harris’s Orlando operating base on June 3, 2016, amplified the Company’s performance in the third quarter of 2015, and the first and second quarters of 2016, helping to drive the $9.0 million increase in net interest income for the second quarter of 2016 compared to the second quarter of 2015.

We anticipate 2016’s net interest income will continue to benefit from the full year impact of these acquisitions.

The following table details the trend for net interest income and margin results (on a tax equivalent basis), the yield on earning assets that has improved tremendously and the rate paid on interest bearing liabilities that has changed nominally for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets (1)	Bearing Liabilities
Second quarter 2015	$25,788	3.50%	3.73%	0.33%
Third quarter 2015	29,130	3.75	3.98	0.33
Fourth quarter 2015	29,216	3.67	3.90	0.33
First quarter 2016	30,349	3.68	3.92	0.34
Second quarter 2016	34,801	3.63	3.85	0.31

 (1) On tax equivalent basis, a non-GAAP measure.

Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 65.7% during the second quarter of 2016, compared to 64.4% a year ago. As average total loans as a percentage of earning assets increased, the mix of loans has improved, with volumes related to commercial real estate representing 50.7 percent of total loans at June 30, 2016 (compared to 48.9% at June 30, 2015)(see “Loan Portfolio”).

Commercial and commercial real estate loan originations for the quarter exceeded $111 million, with the commercial pipeline (in underwriting and approval or approved and not yet closed) totaling $113 million at June 30, 2016, ahead of prior-year levels. Second quarter 2015’s commercial and commercial real estate loan originations totaled $68 million, and the pipeline at June 30, 2015 was $109 million. Consumer loan and small business originations totaled $81 million (inclusive of lines of credit) during the second quarter of 2016 compared to $55 million one year ago. Closed residential production for the quarter totaled $104 million compared with $82 million during the second quarter 2015, with a total residential pipeline of $66 million at June 30, 2016 up from $54 million one year ago.

Customer relationship funding is detailed in the following table for the last five quarters:

Customer Relationship Funding	Quarters
	Second	First	Fourth	Third	Second
(Dollars in thousands)	2016	2016	2015	2015	2015

Noninterest demand	$1,146,791	$1,054,069	$854,447	$869,877	$808,429
Interest-bearing demand	776,389	750,904	734,749	618,344	599,268
Money market	860,930	741,657	665,353	660,632	621,973
Savings	330,928	313,179	295,851	286,810	282,588
Time certificates of deposit	386,278	362,638	293,987	306,633	292,919
Total deposits	$3,501,316	$3,222,447	$2,844,387	$2,742,296	$2,605,177

Customer sweep accounts	$183,387	$198,330	$172,005	$148,607	$157,676

Total core customer funding (1)	$3,298,425	$3,058,139	$2,722,405	$2,584,270	$2,469,934

Noninterest demand deposit mix	32.8%	32.7%	30.0%	31.7%	31.0%

(1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Total deposits increased $896.1 million or 34.4% to $3.501 billion at June 30, 2016, compared to one year earlier. Core customer funding increased to $3.298 billion at June 30, 2016, a $828.5 million or 33.5% increase from the second quarter of 2015. Excluding acquisitions, core customer funding increased by $158.0 million or 23.1% from one year ago and total deposits increased $66.6 million or 2.6% from one year ago. Also, at June 30, 2016, total deposits grew $656.9 million or 13.3% from year-end 2015. Deposit growth for 2016 was impacted by seasonal decreases in public fund balances, which decreased by $52 million during the first six months of 2016 from year-end 2015.

Noninterest demand deposits grew $292.3 million or 34.2% from the end of 2015 and $338.4 million or 41.9% from the second quarter of 2015. Noninterest demand deposits increased to 32.8% of total deposits, up from 31.0% a year ago. The overall cost of total deposits remained as relatively low at 0.10% for the second quarter of 2016, identical to the rate paid for all of 2015.

Federal funds purchased and sweep repurchase agreements (with Seacoast Bank customers) at June 30, 2016 and 2015 totaled $183.4, increasing $25.7 million or 16.3% from a year ago. No term federal funds purchased were outstanding for Seacoast Bank on these dates in 2016 or 2015. The average yield on customer repurchase accounts was 0.21% for the second quarter of 2016.

Fixed rate advances from the FHLB of $50.0 million (with an inception date in November 2007) were to mature in 2017; these advances were redeemed in April 2016 for at a cost of $1,777,000 (see “Noninterest Expense”). The rate on the redeemed FHLB advances was 3.22%, and compares to a rate on FHLB borrowings (maturing in 30 days or less) of 0.51% during the second quarter of 2016.

For 2016, average subordinated debt summed to $70.1 million related to trust preferred securities issued by subsidiary trusts of the Company (including acquired subordinated debt for BANKshares and Grand) remain outstanding.

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the second and first quarter of 2016, and the second quarter of 2015.

50

	2016						2015
	Second Quarter			First Quarter			Second Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,185,022	$6,603	2.23%	$996,301	$5,683	2.28%	$957,374	$4,977	2.08%
Nontaxable	28,445	459	6.45	17,929	251	5.60	15,311	225	5.87
Total Securities	1,213,468	7,062	2.33	1,014,230	5,934	2.34	972,685	5,202	2.14

Federal funds sold and other investments	110,636	433	1.57	52,213	290	2.23	79,031	249	1.26

Loans, net	2,532,533	29,392	4.67	2,246,773	26,074	4.67	1,904,011	22,032	4.64

Total Earning Assets	3,856,637	36,887	3.85	3,313,216	32,298	3.92	2,955,727	27,483	3.73

Allowance for loan losses	(20,185)			(19,558)			(18,247)
Cash and due from banks	92,159			81,947			71,858
Premises and equipment	63,149			57,062			49,275
Intangible assets	69,449			37,006			32,188
Bank owned life insurance	43,542			43,647			36,111
Other assets	102,049			88,061			98,215

	$4,206,800			$3,601,381			$3,225,127

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$755,206	$161	0.09%	$710,083	$155	0.09%	$612,433	$110	0.07%
Savings	322,567	39	0.05	303,207	37	0.05	279,354	41	0.06
Money market	810,709	488	0.24	667,466	412	0.25	607,271	373	0.25
Time deposits	366,263	550	0.60	304,401	313	0.41	303,802	321	0.42
Federal funds purchased and securities sold under agreements to repurchase	195,802	129	0.26	193,036	127	0.28	167,903	77	0.18
FHLB borrowings	171,011	215	0.51	57,308	409	2.87	50,165	400	3.20
Other borrowings	70,064	504	2.89	69,987	496	2.85	64,649	373	2.31
Total Interest-Bearing
Liabilities	2,691,622	2,086	0.31	2,298,180	1,949	0.34	2,085,577	1,695	0.33

Noninterest demand	1,059,039			906,231			795,707
Other liabilities	39,391			26,154			17,505
Total Liabilities	3,790,052			3,230,565			2,898,789

Shareholders' equity	416,748			370,816			326,338

	$4,206,800			$3,601,381			$3,225,127

As a % of earning assets:
Interest expense			0.22%			0.24%			0.23%
Net interest income (1)		$34,801	3.63%		$30,349	3.68%		$25,788	3.50%

(1) On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on page 53). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

Non-GAAP Measures regarding Net Interest Income and Margin

Fully taxable equivalent net interest income is a common term and measure used in the banking industry but is not a term used under generally accepted accounting principles (“GAAP”). We believe that these presentations of tax-equivalent net interest income and tax equivalent net interest margin aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. We further believe these non-GAAP measures enhance investors’ understanding of the Company’s business and performance, and facilitate an understanding of performance trends and comparisons with the performance of other financial institutions. The limitations associated with these measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently, including as a result of using different assumed tax rates. These disclosures should not be considered as an alternative to GAAP. The following information is provided to reconcile GAAP measures and net interest income and net interest margin on a tax equivalent basis.

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2016	2015	2015	2015
Nontaxable interest income	$308	$127	$116	$119	$122
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$34,801	$30,349	$29,216	$29,130	$25,788
Total net interest income (not TE)	34,493	30,222	29,100	29,011	25,666
Net interest margin (TE)	3.63%	3.68%	3.67%	3.75%	3.50%
Net interest margin (not TE)	3.60	3.67	3.66	3.73	3.48

Noninterest Income

Noninterest income excluding securities gains, totaled $9.1 million for the second quarter of 2016, $0.3 million above $8.8 million recorded in the second quarter of 2015. Included in second quarter 2015’s noninterest income was a $725,000 gain on participated loan. Adjusting for the gain on the participated loan, fee income increased $1.0 million or 12%. Significant contributors to the increase in noninterest income include mortgage banking revenue of $1.4 million, which increased $0.3 million or 33% from the year-ago period reflecting record originations. Strong increases in interchange income and service charges on deposit accounts, up 17% and 5%, respectively, reflect intentional customer analytics-driven cross sell combined with strong household growth and customer engagement.

Noninterest income excluding securities gains, increased $481,000 or 6% (not annualized) from first quarter 2016 levels. First quarter 2016 noninterest income included $464,000 in unanticipated non-taxable income related to the Bank’s investment in bank owned life insurance (BOLI). BOLI income for the first quarter of 2016 included a death benefit of $0.5 million for the untimely passing of a Seacoast associate. Excluding securities gains and the unanticipated BOLI income for first quarter 2016, noninterest income increased $0.9 million or 11% from the first quarter of 2016. Again, strength in mortgage banking revenue, as well as transaction-based fees such as interchange and deposit service charges also added to the linked-quarter gain. Other noninterest income increased at a strong pace, representing growth in our businesses and returns on certain CRA investments.

Year-to-date 2016 (the first six months) noninterest income accounted for 21.5% of total revenue (defined as net interest income plus noninterest income, excluding securities gains).

Noninterest income for the second quarter of 2016, compared to first quarter 2016 and the second quarter of 2015, is detailed as follows:

	Second	First	Second
	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2016	2015
Service charges on deposits	$2,230	$2,129	$2,115
Trust income	838	806	759
Mortgage banking fees	1,364	999	1,032
Brokerage commissions and fees	470	631	576
Marine finance fees	279	141	492
Interchange income	2,370	2,217	2,033
Other deposit-based EFT fees	116	127	96
BOLI income	379	841	334
Gain on participated loan	0	0	725
Other income	1,065	739	684
Total	$9,111	$8,630	$8,846

Noninterest Expenses

Noninterest expenses in the first and second quarters of 2016 reflect merger activity and other investments in the Seacoast strategy.

Noninterest expenses increased $10.5 million from the second quarter of 2015, largely driven by $5.8 million in expenses related to the acquisition of 14 branch offices from BMO Harris on June 3, 2016 and other non-core expenses. Adjusted noninterest expense1 increased $5.1 million from prior-year levels. The year-over-year increase in adjusted expense1 reflects ongoing costs related to the 2015 and 2016 acquisitions of Grand and Floridian, and BMO Harris’ Orlando operations. Expenses also reflect support of organic growth of and investment in the franchise. Larger drivers include salary and benefits costs, occupancy, furniture and equipment costs, and data processing expense, largely from acquisition activity. While adjusted noninterest expenses1expenses grew 21% compared to prior year levels, total revenues, excluding securities gains grew 26%, providing 5% operating leverage.

Noninterest expense increased $2.5 million from the first quarter of 2016. Adjusted noninterest expense1 grew $1.7 million or 6%. Contributing to the higher adjusted noninterest expense during the second quarter of 2016 were salary and benefits costs, occupancy, furniture and equipment costs, and data processing expense, largely from acquisition activity. Expenses related the acquisition of Floridian on March 11, 2016 were significant as well.

Salaries and wages totaling $13.9 million were $4.6 million or 49.3% higher for 2016’s second quarter, compared to 2015 for the same period. Of the $4.6 million increase in the second quarter of 2016, approximately $1.1 million in total salaries and wages was related to merger related activity and bank closures. Base salaries were $2.4 million higher during the second quarter of 2016, due to acquisitions, investments in strategy and people to support growth. Improved revenue generation and lending production, among other factors resulted in commissions, cash and stock incentives (aggregated) that were $1.5 million higher for 2016, compared to second quarter a year ago.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are directly related to the number of transactions processed. Outsourced data processing costs totaled $2.8 million for the second quarter of 2016, a $0.6 million or 25% increase in cost compared to second quarter a year ago. The primary cause is related to growth in total households banking with Seacoast. The Company wholly expects its digital servicing capabilities and technology will continue to support better, more efficient channel integration, allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue.

Total occupancy, furniture and equipment expenses for the second quarter of 2016 increased $2.1 million or 74% (on an aggregate basis) to $4.9 million year over year versus 2015’s second quarter expense. Branch closure charges summed to $1.1 million and $0.7 million, respectively, in the second and first quarters of 2016. This increase is primarily driven by the ten branches acquired in the Floridian and BMO Harris acquisitions, and the write down of legacy and acquired branches designated to be closed this year. Branch consolidations over the remainder of 2016 will lessen the impacts of acquired locations. Branch consolidation is likely to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products.

Legal and professional fees were higher by $1.1 million or 67% compared to second quarter a year ago, primarily due to professional fees related to third party conversion assistance for our recent acquisitions.

Increases in remaining expenses were not as significant, but did include the $1.8 million for early redemption of the FHLB advances previously discussed.

Noninterest expenses for the second quarter of 2016, compared to first quarter 2016 and the second quarter of 2015, is detailed as follows:

	Second	First	Second
	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2016	2015
Salaries and wages	$13,884	$13,399	$9,301
Employee benefits	2,521	2,482	2,541
Outsourced data processing costs	2,803	4,439	2,234
Telephone / data lines	539	528	443
Occupancy	3,645	2,972	2,011
Furniture and equipment	1,283	998	819
Marketing	957	1,049	1,226
Legal and professional fees	2,656	2,357	1,590
FDIC assessments	643	544	520
Amortization of intangibles	593	446	315
Asset dispositions expense	160	90	173
Net (gain)/loss on other real estate and other repossessed assets	(201)	(51)	53
Early redemption cost for Federal
Home Loan Bank advances	1,777	0	0
Other	3,548	3,088	3,062
Total	$34,808	$32,341	$24,288

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

For 2016’s second quarter and first six months, we recorded provisioning for loan losses of $0.7 million and $0.9 million, respectively, which compared to provisioning of $0.9 million and $1.3 million, respectively, for 2015’s second quarter and first six months. Net recoveries of $0.7 million through June 30, 2016, compare to net recoveries for the first six months of 2015 of $0.4 million (see “Note F – Impaired Loans and Allowance for Loan Losses”). For 2016, provisioning for loan losses reflects continued strong credit metrics, offset by continued loan growth. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses increased $1.9 million to $20.7 million at June 30, 2016, compared to $18.8 million at June 30, 2015. The allowance for loan losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of June 30, 2016, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.2 million, compared to $3.1 million as of June 30, 2015.

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

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at June 30, 2016 include loans acquired from BMO Harris on June 3, 2016, Floridian on March 11, 2016, Grand on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date.

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

Net recoveries for the three months and six months ended June 30, 2016 totaled $339,000 and $736,000, respectively, compared to net recoveries of $215,000 and $432,000, respectively, for the three months and six months ended June 30, 2015. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at June 30, 2016 and 2015. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 1.01% at June 30, 2016, compared to 1.10% at June 30, 2015. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of June 30, 2016. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance is likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At June 30, 2016, the Company had $2.176 billion in loans secured by real estate, representing 87.2% of total loans, up from $1.683 billion and a percent of total loans (versus 86.9%) at June 30, 2015. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

Intangible Assets and Impairment Testing – Critical Accounting Policies and Estimates

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles from the BANKshares, Grand, Floridian and BMO Harris acquisitions are being amortized on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We performed an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of 2015 for the BANKshares acquisition (on October 1, 2014). Seacoast employed an independent third party with extensive experience in conducting and documenting impairment tests of this nature, and concluded that no impairment occurred.

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

At June 30, 2016, outstanding securities designated as available for sale totaled $923.6 million. The fair value of the available for sale portfolio at June 30, 2016 was more than historical amortized cost, producing net unrealized losses of $2.1 million that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2016 and 2015. The credit quality of the Company’s securities holdings are primarily investment grade.

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

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At June 30, 2016, the Company had net deferred tax assets (“DTA”) of $62.6 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at June 30, 2015 the Company had a net DTA of $58.6 million.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At June 30, 2016, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s second quarter 2016 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 9.6% if interest rates increased 200 basis points up over the next 12 months and 5.2% if interest rates increased 100 basis points. This compares with the Company’s second quarter 2015 model simulation, which indicated net interest income would increase 9.8% if interest rates were increased 200 basis points up over the next 12 months and 5.1% if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 13.8% at June 30, 2016. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our second quarter 2016 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 15.7% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 29.6%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2016 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first and second quarters of 2016, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/16 to 1/31/16	0	$0.00	187,785	227,215
2/1/16 to 2/29/16	3,252	14.81	191,037	223,963
3/1/16 to 3/31/16	0	0.00	191,037	223,963
Total - 1st Quarter	3,252	14.81	191,037	223,963

4/1/16 to 4/30/16	7,213	15.99	198,250	216,750
5/1/16 to 5/31/16	466	16.15	198,716	216,284
6/1/16 to 6/30/16	18,999	16.31	217,715	197,285
Total - 2nd Quarter	26,678	16.22	217,715	197,285

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

August 9, 2016	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

August 9, 2016	/s/ Stephen A. Fowle
STEPHEN A. FOWLE
Executive Vice President & Chief Financial Officer

