Form 10-Q
period 2016-09-30
SEACOAST BANKING CORP OF FLORIDA
filed 2016-11-09
CIK 730708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☒

Common Stock, $0.10 Par Value – 38,025,020 shares as of September 30, 2016

INDEX

SEACOAST BANKING CORPORATION OF FLORIDA

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	September 30,	December 31,
(Dollars in thousands, except share amounts)	2016	2015
ASSETS
Cash and due from banks	$89,777	$81,216
Interest bearing deposits with other banks	77,606	54,851
Total cash and cash equivalents	167,383	136,067

Securities:
Available for sale (at fair value)	866,613	790,766
Held for investment (fair value: $397,264 at September 30,
2016, and $202,813 at December 31, 2015)	392,138	203,525
Total Securities	1,258,751	994,291

Loans held for sale (at fair value)	20,143	23,998

Loans	2,769,338	2,156,330
Less: Allowance for loan losses	(22,684)	(19,128)
NET LOANS	2,746,654	2,137,202

Bank premises and equipment, net	59,035	54,579
Other real estate owned	12,734	7,039
Goodwill	64,649	25,211
Other intangible assets, net	15,291	8,594
Bank owned life insurance	44,044	43,579
Net deferred income taxes	58,848	60,274
Other assets	66,402	43,946
	$4,513,934	$3,534,780

LIABILITIES
Deposits	$3,510,493	$2,844,387
Federal funds purchased and securities sold under
agreements to repurchase, maturing within 30 days	167,693	172,005
Federal Home Loan Bank (FHLB) borrowings	305,000	50,000
Subordinated debt	70,171	69,961
Other liabilities	25,058	44,974
	4,078,415	3,181,327

SHAREHOLDERS' EQUITY
Common stock, par value $0.10 per share, authorized
60,000,000 shares, issued 38,068,701 and
outstanding 38,025,020 shares at September 30,
2016 and issued 34,356,892 and outstanding
34,351,409 shares at December 31, 2015	3,799	3,435
Other shareholders' equity	431,720	350,018
TOTAL SHAREHOLDERS' EQUITY	435,519	353,453
	$4,513,934	$3,534,780

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Interest and fees on loans	$31,932	$25,276	$87,210	$69,285
Interest and dividends on securities	7,253	5,298	20,002	15,470
Interest on interest bearing deposits and other
investments	429	249	1,152	747
TOTAL INTEREST INCOME	39,614	30,823	108,364	85,502

Interest on deposits	1,292	857	3,447	2,450
Interest on borrowed money	874	955	2,754	2,665
TOTAL INTEREST EXPENSE	2,166	1,812	6,201	5,115

NET INTEREST INCOME	37,448	29,011	102,163	80,387

Provision for loan losses	550	987	1,411	2,275
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,898	28,024	100,752	78,112

Noninterest income
Noninterest income, excluding securities gains	9,764	8,082	27,505	24,236
Securities gains, net (includes net losses of $(648) and $(494) in other comprehensive income reclassifications for the three months ended
September 30, 2016 and 2015 respectively, and net losses of $(620)
and $(325) for the nine months ended September 30, 2016 and 2015,
respectively.)	225	160	361	160
TOTAL NONINTEREST INCOME (see NOTE H)	9,989	8,242	27,866	24,396

TOTAL NONINTEREST EXPENSE (see NOTE H)	33,435	29,127	100,584	76,601

INCOME BEFORE INCOME TAXES	13,452	7,139	28,034	25,907

Provision for income taxes (includes $(250) and $(191) in income tax benefit from reclassification items for the three months ended
September 30, 2016 and 2015, respectively, and $(239) and $(125)
in income tax benefit for the nine months ended September 30,
2016 and 2015, respectively.)	4,319	2,698	9,603	9,802
NET INCOME	$9,133	$4,441	$18,431	$16,105

PER SHARE COMMON STOCK:
Net income diluted	$0.24	$0.13	$0.49	$0.48
Net income basic	0.24	0.13	0.50	0.48
Cash dividends declared	0.00	0.00	0.00	0.00
Average shares outstanding - diluted	38,169,863	34,193,540	37,258,133	33,524,718
Average shares outstanding - basic	37,549,804	33,907,178	36,626,290	33,286,933

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
NET INCOME	$9,133	$4,441	$18,431	$16,105
Other comprehensive income:
Unrealized gains (losses) on securities available for sale	(1,020)	1,757	16,096	4,223
Amortization of unrealized losses on securities transferred to held
for investment, net	(122)	(123)	(365)	(416)
Reclassification adjustment for losses (gains) included in net income	648	494	620	325
Provision for income taxes	195	(822)	(6,307)	(1,595)
COMPREHENSIVE INCOME	$8,834	$5,747	$28,475	$18,642

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Cash flows from operating activities
Interest received	$108,041	$85,115
Fees and commissions received	26,761	23,833
Interest paid	(5,693)	(5,091)
Cash paid to suppliers and employees	(86,824)	(71,573)
Origination of loans designated held for sale	(132,482)	(159,662)
Sale of loans designated held for sale	136,337	155,002
Net change in other assets	(5,274)	(578)
Net cash provided by operating activities	40,866	27,046
Cash flows from investing activities
Maturity of securities available for sale	93,538	93,830
Maturity of securities held for investment	29,582	23,115
Proceeds from sale of securities available for sale	39,408	60,314
Purchases of securities available for sale	(159,576)	(87,468)
Purchases of securities held for investment	(218,654)	(24,366)
Net new loans and principal repayments	(280,915)	(172,858)
Proceeds from the sale of other real estate owned	4,987	4,688
Proceeds from sale of Federal Home Loan Bank
(FHLB) and Federal Reserve Bank stock	1,700	7,427
Purchase of FHLB and Federal Reserve Stock	(16,213)	(6,798)
Net cash from bank acquisition	235,546	32,927
Additions to bank premises and equipment	(5,099)	(8,466)
Net cash (used in) provided by investing activities	(275,696)	(77,655)
Cash flows from financing activities
Net increase in deposits	14,598	137,307
Net decrease in federal funds purchased and
repurchase agreements	(4,312)	(6,690)
Net increase (decrease) in FHLB borrowings	255,000	(80,000)
Stock based employee benefit plans	860	94
Dividends paid	0	0
Net cash provided by financing activities	266,146	50,711
Net decrease in cash and cash equivalents	31,316	102
Cash and cash equivalents at beginning of period	136,067	100,539
Cash and cash equivalents at end of period	$167,383	$100,641

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)

Seacoast Banking Corporation of Florida and Subsidiaries

	Nine Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Reconciliation of net income to cash provided by
operating activities
Net income	$18,431	$16,105
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	3,774	2,722
Amortization of premiums and discounts on securities, net	6,381	3,061
Other amortization and accretion, net	(1,862)	(1,895)
Change in loans held for sale, net	3,855	(4,660)
Provision for loan losses	1,411	2,275
Gain on sale of securities	(361)	(160)
Gain on sale of loans	(935)	(658)
Losses (gains) on sale and write-downs of other real estate owned	(348)	397
Losses on disposition of fixed assets	2,440	120
Change in interest receivable	(2,866)	(527)
Change in interest payable	297	24
Change in prepaid expenses	(889)	(1,097)
Change in accrued taxes	10,184	10,326
Change in other assets	(5,274)	(578)
Change in other liabilities	6,628	1,591
Net cash provided by operating activities	$40,866	$27,046

Supplemental disclosure of non cash investing activities:
Fair value adjustment to securities	$15,985	$3,711
Transfer from loans to other real estate owned	2,996	4,937
Transfer from bank premises to other real estate owned	7,708	0
Securities principal recorded as a receivable	647	96

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Seacoast Banking Corporation of Florida and Subsidiaries

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of these condensed consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Specific areas, among others, requiring the application of management’s estimates include determination of the allowance for loan losses, the valuation of investment securities available for sale, fair value of impaired loans, contingent liabilities, fair value of other real estate owned, the fair value of acquired assets and assumed liabilities, and the valuation of deferred tax assets. Actual results could differ from those estimates.

Early Adoption of Accounting Standard Update

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09 for “Compensation—Stock Compensation, Improvements to Employee Share Based Payments Accounting.” The guidance alters the manner in which companies account for share based payments to employees. Entities are required to immediately recognize income tax effects of awards in the income statement when the awards vest or are settled. Additional paid-in capital pools are eliminated. The Company early adopted ASU 2016-09 during the three months ended September 30, 2016. As a result of the adoption, the Company recognized a $418,000 tax benefit in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016, which added $0.01 to diluted and basic earnings per share for the three and nine month periods ended September 30, 2016. In addition, the Company presented excess tax benefits as an operating activity in the Consolidated Statement of Cash Flows using a retrospective transition method. The Company also made an accounting policy election to account for forfeitures utilizing estimates for expected forfeiture rates. This policy election did not have a material impact on the Company’s consolidated financial statements. Adoption of all other changes did not have an impact on our consolidated financial statements.

NOTE B — RECENTLY ISSUED ACCOUNTING STANDARDS, Not adopted as of September 30, 2016

The FASB issued ASU 2014-09. The ASU is a converged standard between the FASB and the IASB that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The primary objective of the ASU is revenue recognition that represents the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU is effective on January 1, 2018, with early adoption permitted January 1, 2017. The Company is currently assessing the impact of adoption of ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01 for “Recognition and Measurement of Financial Assets and Liabilities”. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update requires: a) equity investments (except those accounted for under the equity method of accounting) to be measured at fair value and recognized in net income, b) simplifies impairment assessments of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and if impaired requires measurement of the investment at fair value, c) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value d) requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, e) requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The ASU is effective for fiscal years beginning after December 15, 2017, and must be adopted on a modified retrospective basis, including interim periods within those fiscal years. The adoption of ASU 2016-01 is being evaluated for its impact on the Company’s operating results and financial condition.

In February 2016, the FASB amended existing guidance related to the recognition of lease assets and lease liabilities on the balance sheet and disclosures on key information about leasing arrangements, under ASU 2016-02. It will be necessary for all parties to classify leases to determine how to recognize lease-related revenue and expense. The amendment requires lessees to put most leases on their balance sheet and record expenses to the income statement. Changes in the guidance eliminate real estate centric provisions for sale-leaseback transactions, including initial direct costs and lease execution costs for all entities. For lessors, the new FASB standard modifies classification criteria and accounting for sales type and direct financing leases. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements. The amended accounting is applicable to periods after December 15, 2018 and interim periods within that year.

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

In June 2016, the FASB issued ASU 2016-13 for “Measurement of Credit Losses on Financial Instruments” to replace the incurred loss impairment methodology with a current expected credit loss methodology for financial instruments measured at amortized cost and other commitments to extend credit. Expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of voluntary prepayments and considering available information about the collectability of cash flows, including information about past events, current conditions, and supportable forecasts. The resultant allowance for credit losses reflects the portion of the amortized cost basis that the entity does not expect to collect. Additional quantitative and qualitative disclosures are required upon adoption. The Company is evaluating the impact of the ASU. Adoption is required January 1, 2020, with early adoption permitted January 1, 2019.

In August 2016, The FASB issued final guidance via ASU 2016-15 for “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” The guidance may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows, the purpose being to reduce diversity in practice. This ASU addresses the classification of cash flows for (a) debt prepayment or extinguishment costs, (b) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (c) contingent consideration payments made after a business combination, (d) proceeds from the settlement of insurance claims, (e) proceeds from the settlement of corporate owned life insurance, including bank owned life insurance, (f) distributions received from equity method investees, and (g) beneficial interests in securitization transactions. The guidance clarifies how the predominance principle should be applied. Entities should apply guidance in Accounting Standards Codification (ASC) 230. If not addressed, an entity should separately identify source or use and classify the receipt or payment based on the nature of the cash flow. Classification will depend on the predominant source of use. The Company is evaluating the impact of ASU 2016-15 which will generally be applied retrospectively for fiscal years beginning after December 15, 2017.

NOTE C — BASIC AND DILUTED EARNINGS PER COMMON SHARE

For each of the periods ended September 30, 2016 and 2015, options to purchase 189,000 shares and 282,000 shares, respectively, were antidilutive and accordingly were excluded in determining diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015
Basic:
Income available to common shareholders	$9,133	$4,441	$18,431	$16,105
Average basic shares outstanding	37,549,804	33,907,178	36,626,290	33,286,933
Basic earnings per share	$0.24	$0.13	$0.50	$0.48

Diluted:
Income available to common shareholders plus
assumed conversions	$9,133	$4,441	$18,431	$16,105
Average basic shares outstanding	37,549,804	33,907,178	36,626,290	33,286,933
Restricted stock and stock options	620,059	286,362	631,843	237,785
Average diluted shares outstanding	38,169,863	34,193,540	37,258,133	33,524,718
Diluted earnings per share	$0.24	$0.13	$0.49	$0.48

NOTE D — SECURITIES

The amortized cost and fair value of securities available for sale and held for investment at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
of U.S. Government Sponsored Entities	$12,485	$333	$0	$12,818
Mortgage-backed securities of U.S.
Government Sponsored Entities	165,802	3,268	(96)	168,974
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	251,419	2,043	(979)	252,483
Private mortgage backed securities	32,720	0	(688)	32,032
Private collateralized mortgage obligations	73,371	617	(860)	73,128
Collateralized loan obligations	124,663	437	(676)	124,424
Obligations of state and political subdivisions	61,798	2,688	(52)	64,434
Corporate and other debt securities	75,552	1,125	(39)	76,638
Commercial mortgage backed securities	60,624	1,301	(243)	61,682
	$858,434	$11,812	$(3,633)	$866,613

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of
U.S. Government Sponsored Entities	$183,507	$4,306	$0	$187,813
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	160,377	1,618	(405)	161,590
Collateralized loan obligations	41,494	183	(465)	41,212
Private collateralized mortgage obligations	6,760	1	(112)	6,649
	$392,138	$6,108	$(982)	$397,264

	December 31, 2015
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
of U.S. Government Sponsored Entities	$3,833	$78	$0	$3,911
Mortgage-backed securities of U.S.
Government Sponsored Entities	192,224	847	(1,322)	191,749
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	242,620	470	(4,900)	238,190
Private mortgage backed securities	32,558	0	(766)	31,792
Private collateralized mortgage obligations	77,965	700	(708)	77,957
Collateralized loan obligations	124,477	0	(1,894)	122,583
Obligations of state and political subdivisions	39,119	882	(110)	39,891
Corporate and other debt securities	44,652	37	(416)	44,273
Commercial mortgage backed securities	41,127	13	(720)	40,420
	$798,575	$3,027	$(10,836)	$790,766

SECURITIES HELD FOR INVESTMENT
Mortgage-backed securities of
U.S. Government Sponsored Entities	$64,993	$574	$(16)	$65,551
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	89,265	581	(406)	89,440
Collateralized loan obligations	41,300	0	(1,360)	39,940
Private collateralized mortgage obligations	7,967	0	(85)	7,882
	$203,525	$1,155	$(1,867)	$202,813

Proceeds from sales of securities during the nine month period ended September 30, 2016 were $39.4 million, with gross gains of $448,000 and gross losses of $87,000. Proceeds from sales of securities during the nine month period ended September 30, 2015 were $60.3 million, with gross gains of $632,000 and gross losses of $472,000.

In 2014, approximately $158.8 million of investment securities available for sale were transferred into held for investment. The unrealized holding losses at the date of transfer totaled $3.1 million. For the securities transferred into the held for investment category from available for sale, unrealized holding losses at the date of the transfer will continue to be reported in other comprehensive income, and will be amortized over the remaining life of these securities as an adjustment of yield in a manner consistent with the amortization of a discount. The amortization of unrealized holding losses reported in equity will offset the effect on interest income of the amortization of the discount. At September 30, 2016, the remaining unrealized holding losses totaled $1.9 million.

Securities at September 30, 2016 with a carrying and fair value of $161.0 were pledged as collateral for United States Treasury deposits, other public deposits and trust deposits. Securities with both a carrying value and fair value of $167.7 million were pledged as collateral for repurchase agreements.

The amortized cost and fair value of securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because prepayments of the underlying collateral for these securities may occur, due to the right to call or repay obligations with or without call or prepayment penalties.

	Held for Investment		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in less than one year	$0	$0	$7,760	$7,934
Due after one year through
five years	0	0	83,490	84,017
Due after five years
through ten years	41,494	41,212	139,005	140,811
Due after ten years	0	0	33,131	34,422
	41,494	41,212	263,386	267,184
Mortgage-backed
securities of U.S. Government
Sponsored Entities	183,507	187,813	165,802	168,974
Collateralized mortgage
obligations of U.S. Government
Sponsored Entities	160,377	161,590	251,419	252,483
Private mortgage backed securities	0	0	32,720	32,032
Private collateralized mortgage
obligations	6,760	6,649	73,371	73,128
Other debt securities	0	0	11,112	11,130
Commercial mortgage
backed securities	0	0	60,624	61,682
	$392,138	$397,264	$858,434	$866,613

The estimated fair value of a security is determined based on market quotations when available or, if not available, by using quoted market prices for similar securities, pricing models or discounted cash flows analyses, using observable market data where available. The tables below indicate the amount of securities with unrealized losses and period of time for which these losses were outstanding at September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of
U.S. Government Sponsored Entities	$5,241	$(9)	$5,735	$(87)	$10,976	$(96)
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	96,741	(492)	72,794	(892)	169,535	(1,384)
Private mortgage backed securities	15,007	(520)	17,025	(168)	32,032	(688)
Private collateralized mortgage obligations	3,588	(141)	43,918	(831)	47,506	(972)
Collateralized loan obligations	0	0	51,460	(1,141)	51,460	(1,141)
Obligations of state and political subdivisions	3,692	(52)	0	0	3,692	(52)
Corporate and other debt securities	8,192	(35)	1,996	(4)	10,188	(39)
Commercial mortgage backed securities	2,951	(10)	11,810	(233)	14,761	(243)
Total temporarily impaired securities	$135,412	$(1,259)	$204,738	$(3,356)	$340,150	$(4,615)

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities of
U.S. Government Sponsored Entities	$112,236	$(1,082)	$14,508	$(256)	$126,744	$(1,338)
Collateralized mortgage obligations of
U.S. Government Sponsored Entities	97,512	(973)	147,266	(4,333)	244,778	(5,306)
Private mortgage backed securities	31,792	(766)	0	0	31,792	(766)
Private collateralized mortgage obligations	19,939	(321)	31,533	(472)	51,472	(793)
Collateralized loan obligations	101,601	(1,642)	60,922	(1,612)	162,523	(3,254)
Obligations of state and political subdivisions	11,570	(110)	0	0	11,570	(110)
Corporate and other debt securities	31,342	(416)	0	0	31,342	(416)
Commercial mortgage backed securities	37,838	(720)	0	0	37,838	(720)
Total temporarily impaired securities	$443,830	$(6,030)	$254,229	$(6,673)	$698,059	$(12,703)

The tables above include securities held for investment that were transferred from available for sale into held for investment during 2014. Those securities had unrealized losses of $3.1 million at the date of transfer. None of these securities had a fair value with an unrealized loss for less than twelve months at September 30, 2016. At December 31, 2015, the fair value of those securities in an unrealized loss position for less than twelve months was $38.9 million, and the unrealized losses on those securities in an unrealized loss position for less than twelve months was $0.4 million. None of these securities were in an unrealized loss position for more than twelve months at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, private label securities with a fair value of $79.5 million secured by collateral originated in 2005 and prior were in an unrealized loss position. Their unrealized loss position of approximately $1.7 million is attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The collateral underlying these mortgage investments are 30- and 15-year fixed and 10/1 adjustable rate mortgage loans with low loan to values, subordination and all historically have had minimal foreclosures. Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2016, the Company also had $1.5 million of unrealized losses on collateralized mortgage obligations and mortgage backed securities of government sponsored entities having a fair value of $180.5 million that were attributable to a combination of factors, including relative changes in interest rates since the time of purchase. The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2016, the Company also had $1.1 million of unrealized losses on collateralized loan obligations having a fair value of $51.5 million that were attributable to a combination of factors, including relative changes in interest rates, spreads and interest movements since the time of purchase. Based on our assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not changes in credit quality. Management expects to recover the entire amortized cost basis of these securities.

At September 30, 2016, $28.7 million of remaining securities categories had unrealized losses of $0.3 million. Management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and interest movements and not change in credit quality.

As of September 30, 2016, management does not intend to sell securities that are in unrealized loss positions and it is not more likely than not that the Company will be required to sell these securities before recovery of the amortized cost basis. Therefore, management does not consider any investment to be other-than-temporarily impaired at September 30, 2016.

Included in other assets is $30.9 million of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value. At September 30, 2016, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the carrying value of the $30.9 million of cost method investment securities.

The Company also holds 11,330 shares of Visa Class B stock, which following resolution of Visa litigation will be converted to Visa Class A shares (the conversion rate was 1.6483 shares of Class A stock for each share of Class B stock) for a total of 18,675 shares of Visa Class A stock with a value of $1.5 million. Our ownership is related to prior ownership in Visa’s network, while Visa operated as a cooperative. This ownership is recorded on our financial records at a zero basis.

NOTE E — LOANS

Information relating to portfolio loans, purchased credit impaired (“PCI”) loans, and purchased unimpaired loans (“PUL”) is summarized as follows:

September 30, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$129,239	$114	$24,548	$153,901
Commercial real estate	947,612	11,281	334,619	1,293,512
Residential real estate	772,579	685	60,149	833,413
Commercial and financial	278,065	977	63,459	342,501
Consumer	144,291	0	1,231	145,522
Other loans	489	0	0	489
NET LOAN BALANCES (1)	$2,272,275	$13,057	$484,006	$2,769,338

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

(1) Net loan balances as of September 30, 2016 and December 31, 2015 include deferred fee/costs (net) and fair value adjustments on acquired loans, aggregating to $12.4 million and $7.7 million for each period, respectively.

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

The table below summarize the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of PCI loans during the three and nine month periods ended September 30, 2016 and 2015. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Three Months Ended September 30, 2016					Reclassifications from
	June 30, 2016	Additions	Deletions	Accretion	nonaccretable difference	September 30, 2016
	(In thousands)
Contractually required principal and interest	$24,576	$0	$(376)	$0	$0	$24,200
Nonaccretable difference	(6,250)	0	(711)	0	0	(6,961)
Cash flows expected to be collected	18,326	0	(1,087)	0	0	17,239
Accretable yield	(4,674)	0	113	379	0	(4,182)
Carrying value of acquired loans	13,652	$0	$(974)	$379	$0	13,057
Allowance for loan losses	0					0
Carrying value less allowance for loan losses	$13,652					$13,057

Nine Months Ended September 30, 2016					Reclassifications from
	December 31, 2015	Additions	Deletions	Accretion	nonaccretable difference	September 30, 2016
	(In thousands)
Contractually required principal and interest	$19,966	$9,148	$(4,914)	$0	$0	$24,200
Nonaccretable difference	(5,247)	(4,109)	2,395	0	0	(6,961)
Cash flows expected to be collected	14,719	5,039	(2,519)	0	0	17,239
Accretable yield	(2,610)	(1,831)	(1,158)	1,417	0	(4,182)
Carrying value of acquired loans	12,109	$3,208	$(3,677)	$1,417	$0	13,057
Allowance for loan losses	0					0
Carrying value less allowance for loan losses	$12,109					$13,057

Three Months Ended September 30, 2015					Reclassifications from
	June 30, 2015	Additions	Deletions	Accretion	nonaccretable difference	September 30, 2015
	(In thousands)
Contractually required principal and interest	$11,564	$12,552	$(609)	$0	$0	$23,507
Nonaccretable difference	(3,901)	(4,249)	(1,656)	0	152	(9,654)
Cash flows expected to be collected	7,663	8,303	(2,265)	0	152	13,853
Accretable yield	(1,101)	(702)	610	165	(152)	(1,180)
Carrying value of acquired loans	6,562	$7,601	$(1,655)	$165	$0	12,673
Allowance for loan losses	(212)					(49)
Carrying value less allowance for loan losses	$6,350					$12,624

Nine Months Ended September 30, 2015					Reclassifications from
	December 31, 2014	Additions	Deletions	Accretion	nonaccretable difference	September 30, 2015
	(In thousands)
Contractually required principal and interest	$14,831	$12,552	$(3,876)	$0	$0	$23,507
Nonaccretable difference	(5,825)	(4,249)	7	0	413	(9,654)
Cash flows expected to be collected	9,006	8,303	(3,869)	0	413	13,853
Accretable yield	(1,192)	(702)	758	369	(413)	(1,180)
Carrying value of acquired loans	7,814	$7,601	$(3,111)	$369	$0	12,673
Allowance for loan losses	(64)					(49)
Carrying value less allowance for loan losses	$7,750					$12,624

The following tables present the contractual delinquency of the recorded investment in past due loans by class of loans as of September 30, 2016 and December 31, 2015:

			Accruing
	Accruing	Accruing	Greater			Total
September 30, 2016	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$0	$0	$0	$229	$129,010	$129,239
Commercial real estate	2,270	1,257	0	1,296	942,789	947,612
Residential real estate	574	361	0	8,730	762,914	772,579
Commercial and financial	399	0	0	137	277,529	278,065
Consumer	66	0	0	169	144,056	144,291
Other	0	0	0	0	489	489
Total	3,309	1,618	0	10,561	2,256,787	$2,272,275

Purchased Unimpaired Loans
Construction and land development	$0	$0	$0	$34	$24,514	$24,548
Commercial real estate	148	0	0	2,008	332,463	334,619
Residential real estate	0	0	0	1,271	58,878	60,149
Commercial and financial	333	352	0	209	62,565	63,459
Consumer	0	0	0	0	1,231	1,231
Other	0	0	0	0	0	0
Total	481	352	0	3,522	479,651	$484,006

Purchased Credit Impaired Loans
Construction and land development	$0	$0	$0	$0	$114	$114
Commercial real estate	0	0	0	4,354	6,927	11,281
Residential real estate	182	0	0	0	503	685
Commercial and financial	0	0	0	0	977	977
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	182	0	0	4,354	8,521	$13,057

Total Loans	$3,972	$1,970	$0	$18,437	$2,744,959	$2,769,338

			Accruing
	Accruing	Accruing	Greater			Total
December 31, 2015	30-59 Days	60-89 Days	Than			Financing
(Dollars in thousands)	Past Due	Past Due	90 Days	Nonaccrual	Current	Receivables

Portfolio Loans
Construction and land development	$665	$0	$0	$269	$96,695	$97,629
Commercial real estate	810	0	0	2,301	773,764	776,875
Residential real estate	141	0	0	9,941	668,049	678,131
Commercial and financial	59	0	0	0	187,954	188,013
Consumer	430	0	0	247	82,040	82,717
Other	0	0	0	0	507	507
Total	$2,105	$0	$0	$12,758	$1,809,009	$1,823,872

Purchased Unimpaired Loans
Construction and land development	$0	$0	$0	$40	$11,004	$11,044
Commercial real estate	179	0	0	2,294	220,040	222,513
Residential real estate	66	0	0	0	44,666	44,732
Commercial and financial	39	0	0	130	39,252	39,421
Consumer	39	0	0	0	2,600	2,639
Other	0	0	0	0	0	0
Total	$323	$0	$0	$2,464	$317,562	$320,349

Purchased Impaired Loans
Construction and land development	$0	$0	$0	$0	$114	$114
Commercial real estate	132	0	0	1,816	8,042	9,990
Residential real estate	0	0	0	348	574	922
Commercial and financial	0	0	0	0	1,083	1,083
Consumer	0	0	0	0	0	0
Other	0	0	0	0	0	0
Total	$132	$0	$0	$2,164	$9,813	$12,109

Total Loans	$2,560	$0	$0	$17,386	$2,136,384	$2,156,330

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

Loans not meeting the criteria above are considered to be pass-rated loans and risk grades are recalculated at least annually by the loan relationship manager.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2016 and December 31, 2015:

September 30, 2016
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$141,629	$1,257,999	$805,997	$336,238	$144,253	$2,686,116
Special mention	5,893	8,335	1,762	3,824	1,129	20,943
Substandard	5,550	13,429	3,398	2,093	100	24,570
Doubtful	0	0	0	0	0	0
Nonaccrual	263	7,658	10,001	346	169	18,437
Pass-Troubled debt restructures	47	5,031	363	0	44	5,485
Troubled debt restructures	519	1,060	11,892	0	316	13,787
	$153,901	$1,293,512	$833,413	$342,501	$146,011	$2,769,338

December 31, 2015
	Construction			Commercial
	& Land	Commercial	Residential	and	Consumer
(Dollars in thousands)	Development	Real Estate	Real Estate	Financial	Loans	Total
Pass	$100,186	$973,942	$697,907	$226,391	$83,786	$2,082,212
Special mention	3,377	12,599	629	1,209	1,392	19,206
Substandard	4,242	9,278	3,197	769	70	17,556
Doubtful	0	0	0	0	0	0
Nonaccrual	309	6,410	10,290	130	247	17,386
Pass-Troubled debt restructures	58	5,893	0	18	0	5,969
Troubled debt restructures	615	1,256	11,762	0	368	14,001
	$108,787	$1,009,378	$723,785	$228,517	$85,863	$2,156,330

NOTE F — IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

During the nine months ending September 30, 2016 and 2015, the total of newly identified Troubled Debt Restructurings (“TDRs”) totaled $1.7 million and $2.0 million, respectively.

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

The following table presents loans that were modified within the nine months ending September 30, 2016:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estate	6	$1,660	$1,489	$0	$171
	6	$1,660	$1,489	$0	$171

The following table presents loans that were modified within the nine months ending September 30, 2015:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding	Specific	Valuation
	of	Recorded	Recorded	Reserve	Allowance
(Dollars in thousands)	Contracts	Investment	Investment	Recorded	Recorded
Residential real estae	1	$26	$25	$0	$1
Commercial real estate	3	1,881	1,787	0	94
Consumer	4	48	45	0	3
	8	$1,955	$1,857	$0	$98

No accruing loans that were restructured within the twelve months preceding September 30, 2016 defaulted during the nine months ended September 30, 2016, and no loans restructured within the twelve months preceding September 30, 2015 defaulted during the twelve months ended September 30, 2015. The Company considers a loan to have defaulted when it becomes 90 days or more delinquent under the modified terms, has been transferred to nonaccrual status, or has been transferred to other real estate owned. A defaulted TDR is generally placed on nonaccrual and specific allowance for loan loss is assigned in accordance with the Company’s policy.

As of September 30, 2016 and December 31, 2015, the Company’s recorded investment in impaired loans and the related valuation allowance were as follows:

	September 30, 2016
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$211	$297	$0
Commercial real estate	1,421	2,889	0
Residential real estate	9,258	13,609	0
Commercial and financial	19	19	0
Consumer	136	229	0
Impaired Loans with an Allowance Recorded:
Construction and land development	585	595	42
Commercial real estate	5,966	5,966	346
Residential real estate	11,727	12,025	1,608
Commercial and financial	0	0	0
Consumer	392	392	49
Total:
Construction and land development	796	892	42
Commercial real estate	7,387	8,855	346
Residential real estate	20,985	25,634	1,608
Commercial and financial	19	19	0
Consumer	528	621	49
	$29,715	$36,021	$2,045

	December 31, 2015
		Unpaid	Related
	Recorded	Principal	Valuation
(Dollars in thousands)	Investment	Balance	Allowance
Impaired Loans with No Related Allowance Recorded:
Construction and land development	$107	$255	$0
Commercial real estate	2,363	3,911	0
Residential real estate	9,256	13,707	0
Commercial and financial	17	17	0
Consumer	264	349	0
Impaired Loans with an Allowance Recorded:
Construction and land development	835	870	84
Commercial real estate	7,087	7,087	429
Residential real estate	12,447	12,803	1,964
Commercial and financial	0	0	0
Consumer	351	351	40
Total:
Construction and land development	942	1,125	84
Commercial real estate	9,450	10,998	429
Residential real estate	21,703	26,510	1,964
Commercial and financial	17	17	0
Consumer	615	700	40
	$32,727	$39,350	$2,517

For the three months ended September 30, 2016 and 2015, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$208	$3	$1,216	$2
Commercial real estate	1,437	31	3,138	7
Residential real estate	9,346	138	9,700	35
Commercial and financial	16	0	83	0
Consumer	157	3	152	0
Impaired Loans with an Allowance Recorded:
Construction & land development	609	7	1,070	23
Commercial real estate	6,565	64	6,638	78
Residential real estate	12,038	102	14,762	89
Commercial and financial	0	0	0	0
Consumer	383	4	490	7
Total:
Construction & land development	817	10	2,286	25
Commercial real estate	8,002	95	9,776	85
Residential real estate	21,384	240	24,462	124
Commercial and financial	16	0	83	0
Consumer	540	7	642	7
	$30,759	$352	$37,249	$241

For the nine months ended September 30, 2016 and 2015, the Company’s average recorded investments in impaired loans and related interest income were as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Impaired Loans with No Related Allowance
Recorded:
Construction & land development	$188	$11	$1,632	$7
Commercial real estate	1,854	97	3,012	13
Residential real estate	9,444	406	10,745	103
Commercial and financial	16	0	106	1
Consumer	193	10	126	0
Impaired Loans with an Allowance Recorded:
Construction & land development	671	20	912	39
Commercial real estate	6,835	193	7,312	223
Residential real estate	12,098	322	15,658	270
Commercial and financial	0	0	0	0
Consumer	363	14	507	17
Total:
Construction & land development	859	31	2,544	46
Commercial real estate	8,689	290	10,324	236
Residential real estate	21,542	728	26,403	373
Commercial and financial	16	0	106	1
Consumer	556	24	633	17
	$31,662	$1,073	$40,010	$673

Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted. At September 30, 2016 and at December 31, 2015, accruing TDRs totaled $19.3 million and $20.0 million, respectively.

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

Nonaccrual loans and accruing loans past due 90 days or more (excluding purchased loans) totaled $10.6 million and $0, respectively, at September 30, 2016, and $12.8 million and $0 at December 31, 2015, respectively. Purchased nonaccrual and accruing loans past due 90 days or more were $7.9 million and $0 at September 30, 2016, and $4.6 million and $0 at December 31, 2015.

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period ended and nine-month period ended September 30, 2016 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2016
		Provision
	Beginning	for Loan	Charge-		Net	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,160	$48	$0	$25	$25	$1,233
Commercial real estate	7,192	1,450	(78)	169	91	8,733
Residential real estate	8,299	(662)	0	272	272	7,909
Commercial and financial	2,591	(550)	(283)	1,278	995	3,036
Consumer	1,483	264	(18)	44	26	1,773
	$20,725	$550	$(379)	$1,788	$1,409	$22,684

	Allowance for Loan Losses for the Nine Months Ended September 30, 2016
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$1,151	$(132)	$0	$214	$214	$1,233
Commercial real estate	6,756	1,960	(254)	271	17	8,733
Residential real estate	8,057	(672)	(145)	669	524	7,909
Commercial and financial	2,042	(403)	(376)	1,773	1,397	3,036
Consumer	1,122	658	(98)	91	(7)	1,773
	$19,128	$1,411	$(873)	$3,018	$2,145	$22,684

Activity in the allowance for loan losses (excluding PCI loans) for the three-month period and nine-month period ended September 30, 2015 is summarized as follows:

	Allowance for Loan Losses for the Three Months Ended September 30, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$887	$891	$(859)	$109	$(750)	$1,028
Commercial real estate	5,278	925	(128)	315	187	6,390
Residential real estate	9,686	(686)	(193)	359	166	9,166
Commercial and financial	945	193	(160)	107	(53)	1,085
Consumer	1,783	(173)	(22)	22	0	1,610
	$18,579	$1,150	$(1,362)	$912	$(450)	$19,279

	Allowance for Loan Losses for the Nine Months Ended September 30, 2015
		Provision			Net
	Beginning	for Loan	Charge-		(Charge-Offs)	Ending
(Dollars in thousands)	Balance	Losses	Offs	Recoveries	Recoveries	Balance
Construction & land development	$722	$910	$(925)	$321	$(604)	$1,028
Commercial real estate	4,528	1,690	(430)	602	172	6,390
Residential real estate	9,784	(1,235)	(515)	1,132	617	9,166
Commercial and financial	1,179	(245)	(284)	435	151	1,085
Consumer	794	1,020	(276)	72	(204)	1,610
	$17,007	$2,140	$(2,430)	$2,562	$132	$19,279

The allowance for loan losses is composed of specific allowances for certain impaired loans and general allowances grouped into loan pools based on similar characteristics. The Company’s loan portfolio (excluding PCI loans) and related allowance at September 30, 2016 and December 31, 2015 is shown in the following tables:

	At September 30, 2016
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$796	$42	$152,991	$1,191	$153,787	$1,233
Commercial real estate	7,387	346	1,274,844	8,387	1,282,231	8,733
Residential real estate	20,985	1,608	811,743	6,301	832,728	7,909
Commercial and financial	19	0	341,505	3,036	341,524	3,036
Consumer	528	49	145,483	1,724	146,011	1,773
	$29,715	$2,045	$2,726,566	$20,639	$2,756,281	$22,684

	At December 31, 2015
	Individually Evaluated for		Collectively Evaluated for
	Impairment		Impairment		Total
	Carrying	Associated	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance	Value	Allowance
Construction & land development	$942	$84	$107,731	$1,067	$108,673	$1,151
Commercial real estate	9,450	429	989,938	6,327	999,388	6,756
Residential real estate	21,703	1,964	701,160	6,093	722,863	8,057
Commercial and financial	17	0	227,417	2,042	227,434	2,042
Consumer	615	40	85,248	1,082	85,863	1,122
	$32,727	$2,517	$2,111,494	$16,611	$2,144,221	$19,128

Loans collectively evaluated for impairment at December 31, 2015 included loans acquired from BANKshares on October 1, 2014 and Grand Bankshares on July 17, 2015 that are not PCI loans, and loans at September 30, 2016 included loans acquired from Floridian and BMO Harris as well that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. The fair value adjustment represents the total fair value discount of each PUL, is accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at September 30, 2016.

The table below summarizes PCI loans that were individually evaluated for impairment based on expected cash flows at September 30, 2016 and December 31, 2015:

	PCI Loans Individually Evaluated for Impairment
	September 30, 2016		December 31, 2015
	Carrying	Associated	Carrying	Associated
(Dollars in thousands)	Value	Allowance	Value	Allowance
Construction & land development	$114	$0	$114	$0
Commercial real estate	11,281	0	9,990	0
Residential real estate	685	0	922	0
Commercial and financial	977	0	1,083	0
Consumer	0	0	0	0
	$13,057	$0	$12,109	$0

NOTE G — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are accounted for as secured borrowings. For securities sold under agreements to repurchase, the Company would be obligated to provide additional collateral in the event of a significant decline in fair value of collateral pledged. At September 30, 2016 and December 31, 2015, Company securities pledged were as follows by collateral type and maturity:

(Dollars in thousands)	Overnight and Continuous Maturity
Fair Value	September 30,	December 31,
	2016	2015
Mortgage backed securities and collateralized mortgage
obligations of U.S. Government Sponsored Entities	$167,693	$172,005

NOTE H – NONINTEREST INCOME AND EXPENSE

Details of noninterest income and expense follow:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands	2016	2015	2016	2015

Noninterest income
Service charges on deposit accounts	$2,698	$2,217	$7,057	$6,334
Trust fees	820	781	2,464	2,341
Mortgage banking fees	1,885	1,177	4,248	3,297
Brokerage commissions and fees	463	604	1,564	1,621
Marine finance fees	138	258	558	947
Interchange income	2,306	1,925	6,893	5,695
Other deposit based EFT fees	109	88	352	298
BOLI income	382	366	1,602	1,030
Gain on participated income	0	0	0	725
Other	963	666	2,767	1,948
	9,764	8,082	27,505	24,236
Securities gains, net	225	160	361	160
TOTAL NONINTEREST INCOME	$9,989	$8,242	$27,866	$24,396

	Three Months Ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands	2016	2015	2016	2015

Noninterest expense
Salaries and wages	$14,337	$11,850	$41,620	$29,940
Employee benefits	2,425	2,430	7,428	7,386
Outsourced data processing costs	3,198	3,277	10,440	7,695
Telephone / data lines	539	446	1,606	1,385
Occupancy	3,675	2,396	10,292	6,430
Furniture and equipment	1,228	883	3,509	2,434
Marketing	780	1,099	2,786	3,300
Legal and professional fees	2,213	2,189	7,226	5,442
FDIC assessments	517	552	1,704	1,661
Amortization of intangibles	728	397	1,767	1,027
Asset dispositions expense	219	77	469	393
Net loss on other real estate owned and repossessed assets	(96)	262	(348)	396
Early redemption cost for FHLB advances	0	0	1,777	0
Other	3,672	3,269	10,308	9,112
TOTAL NONINTEREST EXPENSE	$33,435	$29,127	$100,584	$76,601

NOTE I — EQUITY CAPITAL

The Company is well capitalized and at September 30, 2016, the Company and the Company’s principal banking subsidiary, Seacoast National Bank, or “Seacoast Bank”, met the common equity Tier 1 capital ratio (CET1) regulatory threshold of 6.5% for well-capitalized institutions under the Basel III standardized transition approach, as well as risk-based and leverage ratio requirements for well capitalized banks under the regulatory framework for prompt corrective action.

NOTE J — CONTINGENCIES

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

NOTE K — FAIR VALUE

Under ASC 820, fair value measurements for items measured at fair value on a recurring and nonrecurring basis at September 30, 2016 and December 31, 2015 included:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
(Dollars in thousands)	Measurements	(Level 1)	(Level 2)	(Level 3)
At September 30, 2016:
Available for sale securities (1)	$866,613	$100	$866,513	$0
Loans held for sale (2)	20,143	0	20,143	0
Loans (3)	4,704	0	3,805	899
Other real estate owned (4)	12,734	0	662	12,072

At December 31, 2015:
Available for sale securities (1)	$790,766	$225	$790,541	$0
Loans held for sale (2)	23,998	0	23,998	0
Loans (3)	7,511	0	6,052	1,459
Other real estate owned (4)	7,039	0	598	6,441

___________________________

(1)	See Note D for further detail of fair value of individual investment categories.
(2)	Recurring fair value basis determined using observable market data.
(3)	See Note F. Nonrecurring fair value adjustments to loans identified as impaired reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with ASC 310.
(4)	Fair value is measured on a nonrecurring basis in accordance with ASC 360.

The fair value of impaired real estate loans which are collateral dependent is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans, appraised values or internal evaluation are based on the comparative sales approach. These impaired loans are considered level 2 in the fair value hierarchy. For commercial and commercial real estate impaired loans, evaluations may use either a single valuation approach or a combination of approaches, such as comparative sales, cost and/or income approach. A significant unobservable input in the income approach is the estimated capitalization rate for a given piece of collateral. At September 30, 2016 the range of capitalization rates utilized to determine fair value of the underlying collateral averaged approximately 7.9%. Adjustments to comparable sales may be made by an appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of an asset over time. As such, the fair value of these impaired loans is considered level 3 in the fair value hierarchy. Impaired loans measured at fair value total $4.7 million with a specific reserve of $2.5 million at September 30, 2016, compared to $7.5 million with a specific reserve of $2.9 million at December 31, 2015.

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

During the first nine months ended September 30, 2016, there were no transfers between level 1 and level 2 assets carried at fair value.

For loans classified as level 3 the transfers in totaled $0.3 million for the first nine months of 2016, consisting of loans that became impaired during 2016. Transfers out consisted of charge-offs of $0.1 million, and loan foreclosures migrating to OREO and other reductions (including principal payments) totaling $0.7 million.

Charge-offs recognized upon loan foreclosures are generally offset by general or specific allocations of the allowance for loan losses and generally do not, and did not during the reported periods, significantly impact the Company’s provision for loan losses.

For OREO classified as level 3 during the first nine months of 2016, foreclosed loans transferred in totaled $2.9 million and migrated bank branches taken out of service totaled $7.7 million. Transfers out summed to $4.9 million, consisting entirely of sales.

The carrying amount and fair value of the Company’s other significant financial instruments that are not measured at fair value on a recurring basis in the balance sheet as of September 30, 2016 and December 31, 2015 is as follows:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
At September 30, 2016:
Financial Assets
Securities held to maturity (1)	$392,138	$0	$397,264	$0
Loans, net	2,741,950	0	0	2,743,652
Financial Liabilities
Deposit liabilities	3,510,493	0	0	3,512,632
Subordinated debt	70,171	0	52,785	0

At December 31, 2015:
Financial Assets
Securities held to maturity (1)	$203,525	$0	$202,813	$0
Loans, net	2,129,691	0	0	2,147,024
Financial Liabilities
Deposit liabilities	2,844,387	0	0	2,843,800
FHLB advances, maturing in 2017 (2)	50,000	0	51,788	0
Subordinated debt	69,961	0	52,785	0

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value at September 30, 2016 and December 31, 2015:

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

Loans held for sale: Fair values are based upon estimated values to be received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Company’s policy on loans held for investment. None of the loans are 90 days or more past due or on nonaccrual as of September 30, 2016 and December 31, 2015.

At September 30, 2016 and December 31, 2015, the aggregate fair value, contractual balance (including accrued interest) and gains or losses was as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Aggregate fair value	$20,143	$23,998
Contractual balance	19,604	23,384
Gains (losses)	539	614

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

NOTE L — BUSINESS COMBINATIONS

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

The acquisition of Grand constitutes a business combination and was accounted for under ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are final and are no longer subject to change as the one year period post-closing of the acquisition date when measurement period adjustments were allowed has expired.

No goodwill was recognized for this whole bank acquisition that resulted in a bargain purchase gain of $416,000 recorded to income in the fourth quarter of 2015 due to a measurement period adjustment. In addition, a $2.6 million core deposit intangible (“CDI”) was recorded.

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

		Measurement
	Initial Report	Period	As Adjusted
Date of acquisition	March 11, 2016	Adjustments	March 11, 2016
		(in thousands)
Assets:
Cash	$28,243	$0	$28,243
Investment securities	66,912	95	67,007
Loans, net	268,249	(2,112)	266,137
Fixed assets	7,801	(628)	7,173
Core deposit intangibles	3,375	0	3,375
Goodwill	29,985	1,647	31,632
Other assets	12,879	998	13,877
	$417,444	$0	$417,444

Liabilities:
Deposits	$337,341	$0	$337,341
Other liabilities	2,492	0	2,492
	$339,833	$0	$339,833

The table below presents information with respect to the fair value of acquired loans, as well as their unpaid principal balance (“Book Balance”) at acquisition date.

	March 11, 2016
(Dollars in thousands)	Book Balance	Fair Value
Loans:
Single family residential real estate	$38,304	$37,367
Commercial real estate	172,531	167,105
Construction/development/land	20,546	18,108
Commercial loans	39,070	37,804
Consumer and other loans	3,385	3,110
Purchased credit-impaired	6,186	2,643
Total acquired loans	$280,022	$266,137

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

(Dollars in thousands)	March 11, 2016

Contractually required principal and interest	$8,031
Non-accretable difference	(4,820)
Cash flows expected to be collected	3,211
Accretable yield	(568)
Total purchased credit-impaired loan acquired	$2,643

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

The Company recognized goodwill of $32 million for this acquisition that is nondeductible for tax purposes. The acquisition of Floridian constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. For Floridian, fair values as presented for securities, loans, fixed assets, and certain other assets and liabilities are necessarily considered preliminary.

The operating results of the Company for the three months and nine months ended September 30 2016 include the operating results of the acquired assets and assumed liabilities since the date of acquisition of March 11, 2016. Results for the three-month period ended September 30, 2016 includes Floridian for the full quarter. Pro-forma data for the three months ended 2015 and nine months ending September 30, 2016 and 2015 listed in the table below present pro-forma information as if the acquisition occurred at the beginning of 2015.

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands, except per share amounts)	2015	2016	2015

Net interest income	$32,145	$104,921	$89,851
Net income available to common shareholders	4,805	21,440	17,462
EPS - basic	0.13	0.58	0.48
EPS - diluted	0.13	0.57	0.47

Acquisition of BMO Harris Central Florida Offices, Deposits and Loans

On June 3, 2016, Seacoast National assumed approximately $314 million in deposits related to business and consumer banking customers at a deposit premium of 3.0% of the deposit balances, $63 million in business loans at a loan premium of 0.5%, and fourteen branches of BMO Harris Bank N.A. (“BMO”), located in the Orlando Metropolitan Statistical Area (“MSA”). As a result of this acquisition the Company expects to further improve its market share in the Central Florida market, expand its customer base and leverage operating cost through economies of scale, and positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.

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

		Measurement
		Period	As Adjusted
Date of acquisition	June 3, 2016	Adjustments	June 3, 2016
		(in thousands)
Assets:
Cash from BMO (net of payable to BMO Harris)	$234,094	$0	$234,094
Loans, net	62,671	0	62,671
Fixed assets	3,715	0	3,715
Core deposit intangibles	5,223	(135)	5,088
Goodwill	7,645	163	7,808
Other assets	952	(28)	924
	$314,300	$0	$314,300
Liabilities:
Deposits	$314,248	$0	$314,248
Other liabilities	52	0	52
	$314,300	$0	$314,300

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

The Company recognized intangibles (including goodwill) of $13 million for this acquisition that is deductible for tax purposes over a 15-year period. The acquisition of BMO Harris’s Orlando banking operations by Seacoast National constitutes a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change, and in some instances rely on use of third party experts. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. With the closing of the BMO Harris transaction near the end of the second quarter 2016 reporting period, fair values as presented for loans, fixed assets, deposits, and certain other assets and liabilities are necessarily considered preliminary.

NOTE M — SUBSEQUENT EVENT

On November 4, 2016, the Company entered into a definitive agreement to acquire GulfShore Bancshares, Inc. (“GulfShore”), the parent company of GulfShore Bank (the “Gulfshore Bank”). Seacoast expects that GulfShore Bank will be merged with and into Seacoast National Bank. The acquisition of GulfShore Bank, a full-service community bank serving the Tampa area since 2007, will add approximately $332 million in assets, $279 million in deposits and $253 million in loans. GulfShore Bank, which operates three branches – two in Tampa and one in St. Petersburg – has 55% of total deposits in transaction accounts.

Under the terms of the definitive agreement, GulfShore common shareholders will receive a combination of 0.4807 shares of Seacoast common stock and $1.47 in cash for each share they own, representing a consideration mix of 85% Seacoast common shares and 15% cash (based on Seacoast’s ten-day average closing price of $17.33 per share as of November 2, 2016). This values GulfShore’s shares at $9.80 per share, for a total transaction value of approximately $54.8 million.

Directors of both Seacoast and GulfShore approved the acquisition. The transaction is expected to close in the first quarter of 2017, subject to approval by GulfShore’s shareholders, receipt of regulatory approvals and other customary closing conditions.

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

THIRD QUARTER 2016

Strategic Overview

Results demonstrate the impact of our digital transformation strategy, successful integration of acquisitions, and disciplined loan growth. Seacoast continues to execute on its plan to grow our core business organically, innovating to build our franchise and improve efficiency, and grow through mergers and acquisitions. We believe that these investments better position us to increase net income and build value for shareholders. Evidence of the success of our strategy includes:

improved earnings through cost reductions including branch consolidations, a substantial portion of cost savings coming from the integration of BMO Harris offices during the third quarter of 2016 and Floridian during the second quarter of 2016;

growth in revenue, excluding securities gains. The third quarter of 2016 revenues grew 27% compared to prior year levels driven by organic growth and acquisition activity, while adjusted noninterest expense (1) grew 18%, providing 9% operating leverage;

continued implementation of our digital strategy, which is enabling us to add new households, both organically and in our recently acquired banks; driving cross sells of services and transforming our business model and reducing overhead. During the third quarter of 2016, after adding 14 BMO Harris locations to our six Floridian locations and eight existing branches, and based on data analytics, we successfully grew revenues while we have reshaped our branch network; ten full-service offices were taken out of service during the third quarter of 2016;

ongoing customer satisfaction, reflected by continued success in deepening relationships with existing customers; the number of consumer loans and deposit accounts sold to existing customers increased at an annualized rate of 77% and 54%, respectively, from prior year levels; check deposits made outside the branch grew to 35% in the third quarter of 2016, up from 27% in the same period a year ago.

Our success in Orlando and Palm Beach counties, where we acquired BankFirst on October 1, 2014 and Grand on July 17, 2015, continues with household growth remaining strong and cross sell statistics outpacing growth in Seacoast legacy markets. Seacoast has welcomed new customers from Floridian and BMO Harris’ Orlando banking operations. With the BMO Harris acquisition in early June, we further solidified Seacoast’s status in Orlando propelling Seacoast to a top-10 position in this market.

Seacoast reported net income of $9.1 million during the third quarter of 2016, a $4.7 million or 106% increase from the third quarter of 2015, and an increase of $3.8 million or 71% compared to the second quarter of 2016. Third quarter return on average assets (ROA) increased 31 basis points linked quarter to 0.82%, return on average equity increased 329 basis points to 8.44% from the second quarter of 2016. Third quarter 2016 results include $2.6 million in costs related to consolidation of branches acquired through the BMO Harris acquisition and other nonrecurring items. Diluted earnings per share (EPS) were $0.24, up 71% from $0.14 in the second quarter of 2016, and up 85% from $0.13 in the third quarter of 2015. Net income for the first nine months of 2016 was $18.4 million compared to $16.1 million for the first nine months of 2015. Diluted EPS was $0.49 compared to $0.48 in the same period of 2015.

Adjusted net income, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”), totaled $10.6 million, a $4.4 million or 70% increase year over year and an increase of $1.8 million, or 21% (not annualized) from the second quarter of 2016. Adjusted diluted EPS, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”), was $0.28 for the third quarter of 2016, a $0.05 or 22% increase from the second quarter of 2016 and a gain of $0.10 or 56% from the third quarter a year ago. Adjusted net income, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”), for the first nine months of 2016 increased $7.8 million to $26.1 million and adjusted diluted EPS, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” under “Results of Operations”), grew 27% to $0.70, compared on the same basis to a year ago.

Seacoast management affirms its goal of an adjusted diluted EPS target (a non-GAAP measure---see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”) of $1.00 for 2016.

Financial Condition

Total assets increased $1.136 billion or 33.6% from September 30, 2015 to $4.514 billion at September 30, 2016. The acquisitions of Grand and Floridian, and acquired loans (and branches) from BMO Harris’s Orlando operation, along with organic growth, drove this balance sheet success.

Loan Portfolio

Total loans (net of unearned income and excluding the allowance for loan losses) were $2.769 billion at September 30, 2016, $669.9 million or 31.9% more than at September 30, 2015, and $613.0 million or 28.4% more than at December 31, 2015. The Floridian acquisition on March 11, 2016, and loans acquired from BMO Harris on June 3, 2016, contributed $276 million and $64 million in loans, respectively. Growth of $27 million was from purchases (net of sales of seasoned portfolio loans) for the three months ended September 30, 2016, and included marine and residential mortgage loans; these loans have been included in portfolio loans.

The following tables detail loan portfolio composition at September 30, 2016, December 31, 2015 and September 30, 2015:

September 30, 2016	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$129,239	$114	$24,548	$153,901
Commercial real estate	947,612	11,281	334,619	1,293,512
Residential real estate	772,579	685	60,149	833,413
Commercial and financial	278,065	977	63,459	342,501
Consumer	144,291	0	1,231	145,522
Other loans	489	0	0	489
NET LOAN BALANCES (1)	$2,272,275	$13,057	$484,006	$2,769,338

December 31, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$97,629	$114	$11,044	$108,787
Commercial real estate	776,875	9,990	222,513	1,009,378
Residential real estate	678,131	922	44,732	723,785
Commercial and financial	188,013	1,083	39,421	228,517
Consumer	82,717	0	2,639	85,356
Other loans	507	0	0	507
NET LOAN BALANCES (1)	$1,823,872	$12,109	$320,349	$2,156,330

September 30, 2015	Portfolio Loans	PCI Loans	PUL's	Total
	(Dollars in thousands)
Construction and land development	$80,406	$462	$15,168	$96,036
Commercial real estate	737,506	10,071	243,610	991,187
Residential real estate	671,530	1,008	50,395	722,933
Commercial and financial	166,059	1,132	43,144	210,335
Consumer	75,050	0	3,422	78,472
Other loans	484	0	0	484
NET LOAN BALANCES (1)	$1,731,035	$12,673	$355,739	$2,099,447

(1)	Net loan balances at September 30, 2016, December 31, 2015 and September 30, 2015 include deferred fees/costs (net) and fair value adjustments on acquired loans, aggregating to $14.6 million, $7.7 million, and $6.2 million, respectively.

Commercial real estate mortgages increased by $302.3 million or 30.5% to $1,293.5 million at September 30, 2016, compared to September 30, 2015, a result of strong loan production and loans acquired in the mergers. Granularity and diversification of commercial real estate lending is a focus, with office buildings of $323.9 million or 25.0% of commercial real estate mortgages, comprising the largest concentration with a substantial portion owner-occupied. Portfolio composition also includes lending for retail trade, industrial, healthcare, lodging, churches and educational facilities, multifamily, restaurants, recreation, convenience stores, marinas, mobile home parks, agriculture, and other types of real estate.

The Company’s ten largest commercial real estate funded and unfunded loan relationships at September 30, 2016 aggregated to $137.7 million in commitments (versus $118.6 million a year ago) and for the 64 commercial real estate relationships in excess of $5 million the aggregate commitments totaled $543.5 million, of which $467.5 million was funded.

Fixed rate and adjustable rate loans secured by commercial real estate, excluding construction loans, totaled approximately $974 million and $320 million, respectively, at September 30, 2016, compared to $712 million and $279 million, respectively, a year ago.

Reflecting the impact of organic loan growth and the Floridian and BMO Harris loan acquisitions, commercial loans outstanding at September 30, 2016 increased to $342.5 million, up substantially from $210.3 million a year ago. Commercial lending activities are directed principally towards businesses whose demand for funds are within the Company’s lending limits, such as small- to medium-sized professional firms, retail and wholesale outlets, and light industrial and manufacturing concerns. Such businesses are smaller and subject to the risks of lending to small to medium sized businesses, including, but not limited to, the effects of a downturn in the local economy, possible business failure, and insufficient cash flows.

Residential mortgage loans increased $109.6 million or 15.2% to $833.4 million as of September 30, 2016. At September 30, 2016, approximately $447 million or 54% of the Company’s residential mortgage balances were adjustable 1-4 family mortgage loans (including hybrid adjustable rate mortgages). Fixed rate 15- and 30-year mortgages totaled approximately $152 million (18% of the residential mortgage portfolio) at September 30, 2016, of which 15- and 30-year mortgages totaled approximately $25 million and $127 million, respectively. Remaining residential balances were comprised of home improvement loans totaling $81 million, most with fixed rates with maturities of 10 years or less, and home equity lines of credit, primarily floating rates totaling approximately $154 million at September 30, 2016. In comparison, loans secured by residential properties having fixed rates totaled approximately $111 million at September 30, 2015, with 15- and 30-year fixed rate residential mortgages totaling approximately $26 million and $85 million, respectively, and home improvement mortgages and equity lines of credit totaled $70 million and $107 million, respectively, a year ago.

The Company also provides consumer loans (including installment loans, loans for automobiles, boats, and other personal, family and household purposes) which increased $67.0 million or 85.4% year over year and totaled $145.5 million (compared to $78.5 million a year ago). Of the $67.0 million increase, $35.5 million was in marine loans, $4.4 million in automobile and truck loans, and $27.1 million in other consumer loans. Marine loans at September 30, 2016 include $16.3 million in purchased loan pools acquired during the third quarter of 2016.

At September 30, 2016, the Company had unfunded loan commitments of $524 million, compared to $335 million at September 30, 2015.

Loan Concentrations

The Company has developed guardrails to manage exposure to loan types that are most impacted by stressed market conditions in order to achieve lower levels of credit loss volatility in the future. While commercial and commercial real estate loan relationships greater than $10 million increased by $38.3 million to $200.0 million, they represent 7.2% of the total loan portfolio at September 30, 2016, compared with $161.7 million or 13.0% of the total portfolio at year-end 2010.

Concentrations in total construction and land development loans and total CRE loans are also managed to prudent levels. Construction and land development and commercial real estate loan concentrations as a percentage of total risk based capital for our subsidiary bank (as defined in regulatory guidance regarding construction (and land development) and CRE concentrations are stable at 39% and 209%, respectively, as of September 30, 2016. Regulatory guidance suggests limits of 100% and 300%, respectively.

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

Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality

Nonperforming assets (“NPAs”) at September 30, 2016 totaled $31.2 million, and were comprised of $10.6 million of nonaccrual portfolio loans, $7.9 million of nonaccrual purchased loans, $3.7 million of non-acquired other real estate owned (“OREO”), $1.4 million of acquired OREO and $7.6 million of branches out of service. NPAs increased from $24.5 million as of September 30, 2015 (comprised of $14.5 million of nonaccrual portfolio loans, $2.6 million of nonaccrual purchased loans, $4.2 million of non-acquired OREO, and $3.2 million of acquired OREO). Nonperforming loans decreased as a percentage of total loans from 0.81% at September 30, 2015 to 0.66% at September 30, 2016. At September 30, 2016, more than 97% of nonaccrual loans were secured with real estate. At September 30, 2016, nonaccrual loans have been written down by approximately $3.7 million or 16.7% of the original loan balance (including specific impairment reserves). During the twelve months ended September 30, 2016, total OREO increased $5.3 million or 71.3%, reflecting the ten branches that were taken out of service in the third quarter of 2016 that are actively being marketed.

The Company pursues loan restructurings in selected cases when it expects to realize better values than may be expected through traditional collection activities. The Company has worked with retail mortgage customers, when possible, in an effort to avoid foreclosure. TDRs have been a part of the Company’s loss mitigation activities and can include rate reductions, payment extensions and principal deferrals. Company policy requires TDRs that are classified as nonaccrual loans after restructuring remain on nonaccrual until performance can be verified, which usually requires six months of performance under the restructured loan terms. We are optimistic that most of these credits will rehabilitate and be upgraded versus migrating to nonperforming or OREO prospectively. Accruing restructured loans totaled $19.3 million at September 30, 2016, compared to $20.5 million at September 30, 2015. Accruing TDRs are excluded from our nonperforming asset ratios. The tables below set forth details related to nonaccrual and restructured loans.

				Accruing
September 30, 2016	Nonaccrual Loans			Restructured
(Dollars in thousands)	NonCurrent	Performing	Total	Loans
Construction & land development
Residential	$0	$0	$0	$268
Commercial	0	33	33	47
Individuals	0	230	230	251
	0	263	263	566
Residential real estate mortgages	989	9,012	10,001	12,256
Commercial real estate mortgages	2,862	4,796	7,658	6,090
Real estate loans	3,851	14,071	17,922	18,912
Commercial and financial	346	0	346	0
Consumer	42	127	169	360
	$4,239	$14,198	$18,437	$19,272

At September 30, 2016 and 2015, total TDRs (performing and nonperforming) were comprised of the following loans by type of modification:

	2016		2015
(Dollars in thousands)	Number	Amount	Number	Amount
Rate reduction	83	$14,817	94	$16,255
Maturity extended with change
in terms	57	7,157	62	7,459
Forgiveness of principal	0	0	0	0
Chapter 7 bankruptcies	38	2,376	48	2,816
Not elsewhere classified	12	1,594	14	1,876
	190	$25,944	218	$28,406

During the first nine months of 2016, newly identified TDRs totaled $1.7 million, compared to $2.6 million for all of 2015. Loan modifications are not reported in calendar years after modification if the loans were modified at an interest rate equal to the yields of new loan originations with comparable risk and the loans are performing based on the terms of the restructuring agreements. No accruing loans that were restructured within the twelve months pre-ceding September 30, 2016 defaulted during the nine months ended September 30, 2016, or for the first nine months of 2015. A restructured loan is considered in default when it becomes 90 days or more past due under the modified terms, has been transferred to nonaccrual status, or has been transferred to OREO.

At September 30, 2016, loans totaling $29.7 million were considered impaired (comprised of total nonaccrual, loans 90 days or more past due, and TDRs) and $2.0 million of the allowance for loan losses was allocated for potential losses on these loans, compared to $34.7 million and $3.1 million, respectively, at September 30, 2015.

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

Cash and Cash Equivalents and Liquidity Risk Management

Cash and cash equivalents (including interest bearing deposits), totaled $167.4 million on a consolidated basis at September 30, 2016, compared to $136.1 million at December 31, 2015 and $100.6 million at September 30, 2015. Interest bearing deposits are maintained in Seacoast Bank’s account at the Federal Reserve Bank of Atlanta. Cash and cash equivalents vary with seasonal deposit movements and may vary with the level of principal repayments and investment activity occurring in Seacoast Bank’s securities and loan portfolios.

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

Contractual maturities for assets and liabilities are reviewed to meet current and expected future liquidity requirements. Sources of liquidity, both anticipated and unanticipated, are maintained through a portfolio of high quality marketable assets, such as residential mortgage loans, securities held for sale and interest-bearing deposits. The Company is also able to provide short term financing of its activities by selling, under an agreement to repurchase, United States Treasury and Government agency securities not pledged to secure public deposits or trust funds. At September 30, 2016, Seacoast Bank had available unsecured lines of $50 million and lines of credit under current lendable collateral value, which are subject to change, of $783 million. Seacoast Bank had $753 million of United States Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, and had an additional $375 million in residential and commercial real estate loans available as collateral. In comparison, at September 30, 2015, the Company had available unsecured lines of $40 million and lines of credit of $868 million, and had $575 million of U.S. Treasury and Government agency securities and mortgage backed securities not pledged and available for use under repurchase agreements, as well as an additional $275 million in residential and commercial real estate loans available as collateral.

The Company does not rely on and is not dependent on off-balance sheet financing or significant amounts of wholesale funding.

The Company has traditionally relied upon dividends from Seacoast Bank and securities offerings to provide funds to pay the Company’s expenses, to service the Company’s debt and to pay dividends upon Company common stock and preferred stock. At September 30, 2016, Seacoast Bank can distribute dividends to the Company of approximately $50 million. At September 30, 2016, the Company had cash and cash equivalents at the parent of approximately $14.2 million, compared to $43.7 million at December 31, 2015, with the decrease directly related to cash paid in the Floridian acquisition (see “Note L – Business Combinations”).

Securities

Information related to maturities, carrying values and fair value of the Company’s securities is set forth in “Note D – Securities” of the Company’s condensed consolidated financial statements.

At September 30, 2016, the Company had no trading securities, $866.6 million in securities available for sale, with the remainder of $392.1 million in securities held for investment. The Company's total securities portfolio increased $321.5 million or 34.3% from September 30, 2015. During the third quarter of 2015, $46.4 million were added from Grand, and during the first quarter of 2016, securities totaling $66.9 million were added from Floridian. Security purchases during second quarter 2016 of $258.3 million were primarily to utilize cash received by Seacoast from BMO Harris, with an increase of $203.4 million in securities held for investment (almost a doubling from first quarter of 2016). Security purchases during the third quarter of 2016 were more limited. These efforts were primary contributors to the overall increase in the securities portfolio. Funding for investments is derived from liquidity, both legacy and that acquired in mergers, and increases in funding from our core customer deposit base and FHLB borrowings.

Securities are generally acquired which return principal monthly that can be reinvested. The duration of the investment portfolio at September 30, 2016 was 3.8 years, compared to 3.3 years at September 30, 2015 and 3.8 years at December 31, 2015.

At September 30, 2016, available for sale securities had gross unrealized losses of $3.6 million and gross unrealized gains of $11.8 million, compared to gross unrealized losses of $10.8 million and gross unrealized gains of $3.0 million at December 31, 2015. All of the securities with unrealized losses are reviewed for other-than-temporary impairment at least quarterly. As a result of these reviews it was determined that the unrealized losses are not other than temporarily impaired and the Company has the intent and ability to retain these securities until recovery over the periods presented (see additional discussion under “Other Fair Value Measurements” and “Other than Temporary Impairment of Securities” in “Critical Accounting Policies and Estimates”).

Company management considers the overall quality of the securities portfolio to be high. The Company has no exposure to securities with subprime collateral. The Company does not have an investment position in trust preferred securities.

Deposits and Borrowings

The Company’s balance sheet continues to be primarily core deposit funded.

Total deposits increased $768.2 million or 28.0% to $3.510 billion at September 30, 2016, compared to one year earlier. Core customer funding increased to $3.313 billion at September 30, 2016, a $728.3 million or 28.2% increase from the third quarter of 2015. Excluding acquisitions, core customer funding increased by $217.6 million or 8.4% from one year ago and total deposits increased $127.1 million or 4.6% from one year ago. Total deposits grew $666.1 million or 23.4% from year-end 2015. Excluding acquired deposits from Floridian and BMO Harris, total deposits increased $25.0 million or 0.9% (not annualized) from year-end 2015. Deposit growth since year-end 2015 was impacted by seasonal decreases in public fund balances, which decreased by $83.9 million during first nine months of 2016.

Since September 30, 2015, interest bearing deposits (interest bearing demand, savings and money markets deposits) increased $410.5 million or 26.2% to $1.976 billion, noninterest bearing demand deposits increased $298.7 million or 34.3% to $1.169 billion, and CDs increased $59.0 million or 19.2% to $365.6 million. Excluding acquired deposits, noninterest demand deposits were $129.8 million or 15.2% higher (not annualized) at September 30, 2016, versus December 31, 2015, and represent 33.3% of total deposits compared to 31.7% at September 30, 2015. Deposit growth reflects our success in growing households both organically and through acquisitions.

Customer repurchase agreements totaled $167.7 million at September 30, 2016, increasing $19.1 million or 12.8% from September 30, 2015. The repurchase agreements are offered by Seacoast to select customers who wish to sweep excess balances on a daily basis for investment purposes. Public funds comprise a significant amount of the outstanding balance.

At September 30, 2016, borrowings were comprised of subordinated debt of $70.2 million related to trust preferred securities issued by trusts organized or acquired by the Company, and borrowings from FHLB of $305.0 million. At September 30, 2016, FHLB borrowings outstanding were all maturing within 30 days, and the rate for FHLB funds averaged 0.43% during the third quarter of 2016. Deposits are seasonally lower in the summer and higher in the winter, with anticipated increases in deposits in fourth quarter 2016 expected to reduce funding from FHLB borrowings.

In April of 2016, an early redemption cost of $1.8 million was incurred related to prepayment of $50 million of FHLB advances having a weighted average fixed rate of 3.22% and scheduled to mature in late 2017 (see “Noninterest Expense”). The two FHLB advances redeemed were outstanding since 2007.

The Company has two wholly owned trust subsidiaries, SBCF Capital Trust I and SBCF Statutory Trust II that were both formed in 2005. In 2007, the Company formed an additional wholly owned trust subsidiary, SBCF Statutory Trust III. The 2005 trusts each issued $20.0 million (totaling $40.0 million) of trust preferred securities and the 2007 trust issued an additional $12.0 million in trust preferred securities. As part of the October 1, 2014 BANKshares acquisition the Company acquired three junior subordinated debentures totaling $5.2 million, $4.1 million, and $5.2 million, respectively. As part of the Grand acquisition, the Company acquired an additional junior subordinated debenture totaling $7.2 million. The acquired junior subordinated debentures (in accordance with ASU 805 Business Combinations) were recorded at fair value, which collectively is $5.3 million lower than face value. This amount is being amortized into interest expense over the acquired subordinated debt’s remaining term to maturity.

Under Basel III and Federal Reserve rules, qualified trust preferred securities and other restricted capital elements can be included as Tier 1 capital, within limitations. The Company believes that its trust preferred securities qualify under these capital rules. The weighted average interest rate of our outstanding subordinated debt related to trust preferred securities was 2.93% for the three month period ended September 30, 2016, compared to 2.43% for all of 2015.

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

Loan commitments to customers are made in the normal course of our commercial and retail lending businesses. For commercial customers, loan commitments generally take the form of revolving credit arrangements. For retail customers, loan commitments generally are lines of credit secured by residential property. These instruments are not recorded on the balance sheet until funds are advanced under the commitment. For loan commitments, the contractual amount of a commitment represents the maximum potential credit risk that could result if the entire commitment had been funded, the borrower had not performed according to the terms of the contract, and no collateral had been provided. Loan commitments were $524 million at September 30, 2016 and $335 million at September 30, 2015.

Capital Resources

The Company’s equity capital at September 30, 2016 increased $85.2 million to $435.5 million since September 30, 2015, and increased $82.1 million from year-end 2015. The ratio of shareholders’ equity to period end total assets was 9.65% at September 30, 2016, seventy-two basis points lower than at September 30, 2015. Equity capital increased from a combination of earnings retained by the Company, increased unrealized gains on securities, and capital issued in conjunction with acquisitions completed over the course of the last twelve months. During the first quarter of 2016, the Floridian transaction increased shareholders’ equity $50.9 million, as the Company issued shares of common stock as consideration for each merger.  The BMO Harris purchase did not include an issuance of any equity. The ratio of shareholders’ equity total assets declined as the Company successfully grew assets at a faster pace than equity over this period.

Activity in shareholders’ equity for the nine months ended September 30, 2016 and 2015 follows:

Shareholder’s Equity roll forward

(Dollars in thousands)	2016	2015
Beginning balance at December 31, 2015 and 2014	$353,453	$312,651
Net income	18,431	16,105
Issuance of stock pursuant to acquisition of Floridian	50,913	0
Issuance of stock pursuant to acquisition of Grand	0	17,172
Stock compensation (net of Treasury shares acquired)	2,678	1,815
Change in other comprehensive income	10,044	2,537
Ending balance at September 30, 2016 and 2015	$435,519	$350,280

The nine month period ended September 30, 2015 included $17.2 million in equity issued in conjunction with the Grand transaction.

Capital ratios remain healthy and are well above regulatory requirements for well-capitalized institutions. Seacoast’s management uses certain “non-GAAP” financial measures in its analysis of the Company’s capital adequacy. Seacoast’s management uses these measures to assess the quality of capital and believes that investors may find it useful in their analysis of the Company.

	Seacoast	Seacoast	Minimum to be
September 30, 2016:	(Consolidated)	National	Well Capitalized*

Common equity Tier 1 ratio (CET1)	10.89%	12.13%	6.5%
Tier 1 capital ratio	12.64%	12.13%	8%
Total risk-based capital ratio	13.41%	12.86%	10%
Tier 1 leverage ratio	9.15%	8.75%	5%

* For subsidiary bank only

The Company’s total risk-based capital ratio was 13.41% at September 30, 2016, below our ratio of 16.01% at December 31, 2015. Larger pro rata cash payments and more modest amounts of common stock issued to Floridian shareholders, as well as ongoing reinvestment of liquidity into securities and loans with higher risk weightings and the addition of Floridian’s and BMO Harris‘s loans with higher risk weightings, were primary causes for Tier 1 and total risk-based capital ratios decreasing during the second quarter of 2016. At September 30, 2016, the Bank’s leverage ratio (Tier 1 capital to adjusted total assets) was 8.75%, declining from 9.36% at December 31, 2015, reflecting the effect of push down accounting on Seacoast’s subsidiary bank’s capital.

The Company and Seacoast National are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Company is a legal entity separate and distinct from Seacoast Bank and its other subsidiaries, and the Company’s primary source of cash and liquidity, other than securities offerings and borrowings, is dividends from its bank subsidiary. Without Office of the Comptroller of the Currency (“OCC”) approval, Seacoast National can pay over $50 million of dividends to the Company.

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

The Company has seven wholly owned trust subsidiaries that have issued trust preferred stock. Trust preferred securities from BankFIRST and Grand that were integrated have been recorded at fair value, when acquired. All trust preferred securities are guaranteed by the Company on a junior subordinated basis. The Federal Reserve’s rules permit qualified trust preferred securities and other restricted capital elements to be included under Basel III capital guidelines, with limitations, and net of goodwill and intangibles. The Company believes that its trust preferred securities qualify under these revised regulatory capital rules and believes that it can treat all $70.2 million of its trust preferred securities as Tier 1 capital.

Results of Operations

Earnings Overview

Seacoast reported net income of $9.1 million during the third quarter of 2016, a $4.7 million or 106% increase from the third quarter of 2015, and an increase of $3.8 million or 71% compared to the second quarter of 2016. Third quarter return on average assets (ROA) increased 31 basis points linked quarter to 0.82%, return on average equity increased 329 basis points to 8.44% from the second quarter of 2016. Third quarter 2016 results include $2.6 million in costs related to consolidation of branches acquired through the BMO Harris acquisition and other nonrecurring items. Diluted earnings per share (EPS) was $0.24, up 71% from $0.14 in the second quarter of 2016, and up 85% from $0.13 in the third quarter of 2015. Net income for the first nine months of 2016 was $18.4 million compared to $16.1 million for the first nine months of 2015. Diluted EPS was $0.49 compared to $0.48 in the same period in 2015.

Adjusted net income, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”), totaled $10.6 million, a $4.4 million or 70% increase year over year and an increase of $1.8 million, or 21% (not annualized) from the second quarter of 2016. Adjusted diluted EPS, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” under “Results of Operations”), was $0.28 for the third quarter of 2016, a $0.05 or 22% increase from the second quarter of 2016 and a gain of $0.10 or 56% from the third quarter a year ago. Adjusted net income, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”), for the first nine months of 2016 increased $7.8 million to $26.1 million and adjusted diluted EPS, a non-GAAP measure (see page 45, “Explanation of Certain Non-GAAP Financial Measures” under “Results of Operations”), grew 27% to $0.70, compared on the same basis to a year ago.

We are also beginning to realize significant cost savings through the execution of our digital transformation as our multi-channel delivery of banking services enables us to trim our physical presence while keeping customer satisfaction high. We entered the year with eight Orlando branches, and acquired six Floridian and 14 BMO Harris locations in that market. By the end of the third quarter of 2016 we closed ten more full service offices, and presently operate a total of 15 branches in the Orlando MSA, substantially reducing our physical presence in this market. We will continue to prudently refine our infrastructure as we move into the future.

Data analytics and technology-assisted operational improvement are also helping us build efficiencies across our organization and drive process automation.

Explanation of Certain Non-GAAP Financial Measures

The measures entitled adjusted net income; adjusted diluted earnings per share; return on average tangible common equity; adjusted revenue; adjusted return on assets; adjusted return on average tangible common equity; adjusted efficiency ratio; adjusted pre-tax, pre-provision income; annualized adjusted operating expenses as a percent of average assets; and adjusted noninterest expense are not measures recognized under U.S. generally accepted accounting principles (GAAP) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are net income, diluted earnings per share, return on average equity, revenues, return on average assets, return on average equity, expenses/revenues, net income, noninterest expense as a percent of average assets, and noninterest expense, respectively.

Management uses the non-GAAP financial measures in its analysis of the Company's performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company's performance, and if not provided would be requested by the investor community. The Company believes the non-GAAP measures enhance investors' understanding of the Company's business and performance. These measures are also useful in understanding performance trends and in facilitating comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. The company presents non-GAAP measures to remove or adjust for items like transaction related merger and acquisition costs or other costs or revenue items that are not related to the ongoing operations of the company as well as to adjust intangible assets and intangible asset amortization from acquired companies. The Company believes these measures are useful to investors because removing the amount of intangible assets and amortization thereof, and removing costs and revenues not related to ongoing operations of the company (the level of which may vary from company to company and from period to period), allows investors to more easily compare the Company's capital position and financial performance to other companies in the industry that present similar measures. The Company also believes that removing these items provides a more relevant measure of the Company's financial performance from period to period. These measures are utilized by management to assess the capital adequacy and profitability of the Company.

These disclosures should not be considered an alternative to GAAP. The computations of adjusted net income; adjusted diluted earnings per share; return on average tangible common equity; adjusted revenue; adjusted return on assets; adjusted return on average tangible common equity; adjusted efficiency ratio; adjusted pre-tax, pre-provision income; annualized adjusted operating expenses as a percent of average assets; and adjusted noninterest expense and the reconciliation of these measures are set forth in the tables below:

	Quarters (1)
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
(Dollars in thousands except per share data)	2016	2016	2016	2015	2015

Net income	$9,133	$5,332	$3,966	$6,036	$4,441

Boli Income	0	0	(464)	0	0
Security (gains)	(225)	(47)	(89)	(1)	(160)
Bargain purchase gain	0	0	0	(416)	0
Total Adjustments to Revenue	(225)	(47)	(553)	(417)	(160)

Severance	287	464	306	187	670
Merger related charges	1,628	2,448	4,038	1,043	2,120
Branch closure charges and costs related to expense initiatives	678	1,121	691	0	0
Other	0	0	0	0	121
Miscellaneous losses	0	0	0	48	112
Early redemption cost for FHLB advances	0	1,777	0	0	0
Total Adjustments to Noninterest Expense	2,593	5,810	5,035	1,278	3,023

Effective tax rate on adjustments	(913)	(2,322)	(1,690)	(328)	(1,072)
Adjusted Net Income (1)	$10,588	$8,773	$6,758	$6,569	$6,232
Earnings per diluted share, as reported	$0.24	$0.14	$0.11	$0.18	$0.13
Adjusted earnings per diluted share (1)	$0.28	$0.23	$0.19	$0.19	$0.18
Average shares outstanding (000)	38,170	38,142	35,453	34,395	34,194

Adjusted Net Income (1)	$10,588	$8,773	$6,758	$6,569	$6,232
Provision for loan losses	550	662	199	369	987
Income taxes	5,232	5,172	4,125	4,052	3,771
Adjusted pretax, pre-provision income (1)	$16,370	$14,607	$11,082	$10,990	$10,990

Revenue	$47,437	$43,651	$38,941	$37,299	$37,253
Total Adjustments to Revenue	(225)	(47)	(553)	(417)	(160)
Adjusted Revenue (1)	$47,212	$43,604	$38,388	$36,882	$37,093

Noninterest Expense	$33,435	$34,808	$32,341	$27,169	$29,127
Total Adjustments to Noninterest Expense	2,593	5,810	5,035	1,278	3,023
Adjusted Noninterest Expense (1)	$30,842	$28,998	$27,306	$25,891	$26,104

Adjusted Noninterest Expense	$30,842	$28,998	$27,306	$25,891	$26,104
Foreclosed property expense & amortization of intangible	(851)	(553)	(484)	(324)	(736)
Net Adjusted Noninterest Expense	$29,991	$28,445	$26,822	$25,567	$25,368

Adjusted Revenue	$47,212	$43,604	$38,388	$36,882	$37,093
Impact of FTE adjustment	287	308	127	117	119
Adjusted Revenue on a fully taxable equivalent basis	$47,499	$43,912	$38,515	$36,999	$37,212

Adjusted Efficiency Ratio (1)(3)	63.14%	64.78%	69.64%	69.10%	68.17%

Return on Average Assets (ROA)	0.82%	0.51%	0.44%	0.69%	0.52%
Impacted of adjustments for Adjusted Net Income (4)	0.13	0.33	0.31	0.06	0.25
Adjusted ROA (1)	0.95%	0.84%	0.75%	0.75%	0.77%

Return on Average Common Equity	8.4%	5.2%	4.3%	6.8%	5.1%
Impact of removing average intangible assets and related amortization (4)	2.5	1.4	0.8	1.0	0.8
Return on Average Tangible Common Equity (ROTCE)(1)	10.9%	6.6%	5.1%	7.8%	5.9%
Impact of adjustments for Adjusted Net Income (5)	1.7	4.0	3.4	1.1	2.3
Adjusted Return on Average Tangible Common Equity (1)	12.6%	10.6%	8.5%	8.9%	8.2%

(1) Non GAAP measure (see page 45, Explanation of Certain Non-GAAP Financial Measures" in "Results of Operations").

(2) Presentation has been revised in accordance with SEC's Division of Corporation Finance Compliance and Disclosure Interpretations, Non-GAAP Financial Measures" issued May 17, 2016

(3) Defined as (adjusted noninterest expense less foreclosed property expense and amortization of intangibles) divided by net operating revenue (net interest income on a fully taxable equivalent basis plus adjusted noninterest income).

(4) The Company believes that return on average assets and equity excluding the impacts of noncash amortization expense on intangible assets is a better measurement of the Company's trend in earnings growth.

(5) Includes adjusted detailed in Total Adjustments to Revenue, Total Adjustments to Noninterest Expense and the Effective tax rate on adjustments.

Net Interest Income and Margin

Net interest income (on a tax equivalent basis) for the quarter totaled $37.7 million, increasing $2.9 million or 8.4% during the third quarter of 2016 compared to the second quarter of 2016, and was $8.6 million or 29.5% higher than third quarter 2015’s result. Net interest margin expanded to 3.69%, a 6 basis point improvement when compared to second quarter 2016’s margin, and a contraction of 6 basis points compared to third quarter 2015.

Loan growth, balance sheet mix and yield/cost management have been the primary forces affecting net interest income and net interest margin. Acquisitions have accelerated income growth. Loan growth combined with deployment of liquidity at the time of the BMO acquisition were main contributors to net interest margin improvement linked quarter. The business volumes from Floridian on March 11, 2016, and BMO Harris’s Orlando operating base on June 3, 2016, amplified the Company’s performance in 2016, helping drive the $8.6 million increase in net interest income for the third quarter of 2016, compared to the third quarter of 2015. The decrease in margin year over year reflects decreased loan yields, reflecting the current low interest rate environment, partially offset by improved balance sheet mix.

We anticipate 2016’s net interest income will continue to benefit from the full year impact of these acquisitions.

The following table details the trend for net interest income and margin results (on a tax equivalent basis), the yield on earning assets that has improved tremendously and the rate paid on interest bearing liabilities that has changed nominally for the past five quarters:

	Net Interest	Net Interest	Yield on	Rate on Interest
(Dollars in thousands)	Income (1)	Margin (1)	Earning Assets (1)	Bearing Liabilities
Third quarter 2015	$29,130	3.75%	3.98%	0.33%
Fourth quarter 2015	29,216	3.67	3.90	0.33
First quarter 2016	30,349	3.68	3.92	0.34
Second quarter 2016	34,801	3.63	3.85	0.31
Third quarter 2016	37,735	3.69	3.90	0.30

(1) On tax equivalent basis, a non-GAAP measure.

Average loans (the highest yielding component of earning assets) as a percentage of average earning assets totaled 66.9% during the third quarter of 2016, compared to 65.7% for the second quarter of 2016. Additionally, the mix of loans improved, with volumes related to commercial and commercial real estate representing 62.5 percent of total loans at September 30, 2016 (compared to 59.9% at September 30, 2015)(see “Loan Portfolio”). The deployment of excess liquidity held during the second quarter 2016 acquisition of BMO Harris’s Orlando operations reduced federal funds sold and other investments, a low yielding category, from 2.9% of average assets in the second quarter of 2016 to 1.4% of average assets in the third quarter of 2016.

Commercial and commercial real estate loan originations for the third quarter of 2016 exceeded $109 million, with the commercial pipeline (in underwriting and approval or approved and not yet closed) totaling $119 million at September 30, 2016, ahead of prior-year levels. Third quarter 2015’s commercial and commercial real estate loan originations totaled $72 million, and the pipeline at September 30, 2015 was $105 million. Consumer loan and small business originations totaled $88 million (inclusive of lines of credit) during the third quarter of 2016 compared to $53 million one year ago. Closed residential production for the quarter totaled $114 million compared with $74 million during the third quarter 2015, with a total residential pipeline of $79 million at September 30, 2016 up from $38 million one year ago.

Customer relationship funding is detailed in the following table for the last five quarters:

Customer Relationship Funding	Quarters
	Third	Second	First	Fourth	Third
(Dollars in thousands)	2016	2016	2016	2015	2015

Noninterest demand	$1,168,542	$1,146,791	$1,054,069	$854,447	$869,877
Interest-bearing demand	776,480	776,389	750,904	734,749	618,344
Money market	858,931	860,930	741,657	665,353	660,632
Savings	340,899	330,928	313,179	295,851	286,810
Time certificates of deposit	365,641	386,278	362,638	293,987	306,633
Total deposits	$3,510,493	$3,501,316	$3,222,447	$2,844,387	$2,742,296

Customer sweep accounts	$167,693	$183,387	$198,330	$172,005	$148,607

Total core customer funding (1)	$3,312,545	$3,298,425	$3,058,139	$2,722,405	$2,584,270

Noninterest demand deposit mix	33.3%	32.8%	32.7%	30.0%	31.7%

(1) Total deposits and customer sweep accounts, excluding time certificates of deposit

Total deposits increased $768.2 million or 28.0% to $3.510 billion at September 30, 2016, compared to one year earlier. Core customer funding increased to $3.313 billion at September 30, 2016, a $728.3 million or 28.2% increase from the third quarter of 2015. Excluding acquisitions, total deposits increased $127.1 million or 2.6% from one year ago. Also, at September 30, 2016, total deposits grew $666.1 million or 23.4% from year-end 2015. Deposit growth for 2016 was impacted by seasonal decreases in public fund balances, which decreased by $84 million during the first nine months of 2016 from year-end 2015.

Noninterest demand deposits grew $314.1 million or 36.8% from the end of 2015 and $298.7 million or 34.3% from the third quarter of 2015. Noninterest demand deposits increased to 33.3% of total deposits, up from 31.7% a year ago. The overall cost of total deposits remained relatively low at 0.15% for the third quarter of 2016.

Federal funds purchased and sweep repurchase agreements (with Seacoast Bank customers) at September 30, 2016 and 2015 totaled $167.9, increasing $19.1 million or 12.8% from a year ago. No term federal funds purchased were outstanding for Seacoast Bank on these dates in 2016 or 2015. The average yield on customer repurchase accounts was 0.25% for the third quarter of 2016.

Fixed rate advances from the FHLB of $50.0 million (with an inception date in November 2007) were to mature in 2017; these advances were redeemed in April 2016 for at a cost of $1.8 million (see “Noninterest Expense”). The rate on the redeemed FHLB advances was 3.22%, and compares to a rate on FHLB borrowings (maturing in 30 days or less) of 0.43% during the third quarter of 2016.

For 2016, average subordinated debt summed to $70.1 million related to trust preferred securities issued by subsidiary trusts of the Company (including acquired subordinated debt for BANKshares and Grand) remain outstanding.

The following table details average balances, net interest income and margin results (on a tax equivalent basis) for the third and second quarter of 2016, and the third quarter of 2015.

	2016						2015
	Third Quarter			Second Quarter			Third Quarter
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Earning assets:
Securities:
Taxable	$1,264,345	$6,966	2.20%	$1,185,022	$6,603	2.23%	$966,764	$5,154	2.13%
Nontaxable	28,344	441	6.22	28,445	459	6.45	14,982	220	5.87
Total Securities	1,292,689	7,407	2.29	1,213,468	7,062	2.33	981,746	5,374	2.19

Federal funds sold and other
investments	55,465	429	3.08	110,636	433	1.57	42,083	249	2.35

Loans, net	2,720,121	32,065	4.69	2,532,533	29,392	4.67	2,060,326	25,319	4.88

Total Earning Assets	4,068,275	39,901	3.90	3,856,637	36,887	3.85	3,084,155	30,942	3.98

Allowance for loan losses	(21,934)			(20,185)			(19,294)
Cash and due from banks	84,592			92,159			70,292
Premises and equipment	62,552			63,149			54,436
Intangible assets	80,068			69,449			35,185
Bank owned life insurance	43,860			43,542			41,934
Other assets	103,025			102,049			107,150

	$4,420,438			$4,206,800			$3,373,858

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$781,620	$151	0.08%	$755,206	$161	0.09%	$621,365	$116	0.07%
Savings	331,685	41	0.05	322,567	39	0.05	285,410	39	0.05
Money market	864,228	487	0.22	810,709	488	0.24	637,840	407	0.25
Time deposits	374,852	613	0.65	366,263	550	0.60	308,184	295	0.38
Federal funds purchased and
securities sold under agreements
to repurchase	184,170	118	0.25	195,802	129	0.26	163,385	100	0.24
FHLB borrowings	223,467	240	0.43	171,011	215	0.51	70,109	418	2.37
Other borrowings	70,137	516	2.93	70,064	504	2.89	68,961	437	2.52
Total Interest-Bearing
Liabilities	2,830,159	2,166	0.30	2,691,622	2,086	0.31	2,155,254	1,812	0.33

Noninterest demand	1,131,073			1,059,039			849,468
Other liabilities	28,796			39,391			20,235
Total Liabilities	3,990,028			3,790,052			3,024,957

Shareholders' equity	430,410			416,748			348,901

	$4,420,438			$4,206,800			$3,373,858

As a % of earning assets:
Interest expense			0.21%			0.22%			0.23%
Net interest income (1)		$37,735	3.69%		$34,801	3.63%		$29,130	3.75%

(1)	On a fully taxable equivalent basis, a non-GAAP measure, as defined (see Non-GAAP Measure on next page). All yields and rates have been computed on an annual basis using amortized cost. Fees on loans have been included in interest on loans. Nonaccrual loans are included in loan balances.

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

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2016	2016	2015	2015
Nontaxable interest income	$287	$308	$127	$116	$119
Tax Rate	35%	35%	35%	35%	35%
Net interest income (TE)	$37,735	$34,801	$30,349	$29,216	$29,130
Total net interest income
(not TE)	37,448	34,493 #	30,222	29,100	29,011
Net interest margin (TE)	3.69%	3.63%	3.68%	3.67%	3.75%
Net interest margin (not TE)	3.66	3.60	3.67	3.66	3.73

Noninterest Income

Noninterest income excluding securities gains, totaled $9.8 million for the third quarter of 2016, $1.7 million above $8.1 million recorded in the third quarter of 2015. Significant contributors to the increase in noninterest income include mortgage banking revenue of $1.9 million, which increased $0.7 million or 60% from the year-ago period, reflecting record originations and sale of seasoned residential mortgages for a gain of $0.4 million. Strong increases in interchange income and service charges on deposit accounts, up $0.4 million or 20% and $0.5 million or 22%, respectively. Digitally driven product marketing and service delivery, combined with strong organic and acquisition-related household growth, were primary growth occurring in noninterest income during the third quarter of 2016, compared to 2015’s third quarter.

Noninterest income excluding securities gains, increased $0.7 million or 7% (not annualized) from second quarter 2016 levels. Strength in mortgage banking revenue, as well as transaction-based fees for deposit service charges, was instrumental to the linked-quarter gain.

Year-to-date 2016 (the first nine months) noninterest income accounted for 21.2% of total revenue (defined as net interest income plus noninterest income, excluding securities gains).

Noninterest income detail is delineated in “Note H – Noninterest Income and Expense.” A summary of more significant noninterest income categories for the third quarter of 2016, compared to second quarter 2016 and the third quarter of 2015 are as follows:

	Third	Second	Third
	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2016	2015
Service charges on deposits	$2,698	$2,230	$2,217
Mortgage banking fees	1,885	1,364	1,177
Interchange income	2,306	2,370	1,925
Other income	2,875	3,147	2,763
Total	$9,764	$9,111	$8,082

*Additional detail for “Other” can be found in “Note H – Noninterest Income and Expense.”

Noninterest Expenses

Noninterest expenses in the first three quarters of 2016 reflect merger activity and other investments in the Seacoast strategy.

Noninterest expenses increased $4.3 million from the third quarter of 2015. Third quarter 2016 expenses were impacted by $2.6 million in acquisition and other nonrecurring expenses compared to $3.0 million in the third quarter of 2015. Adjusted noninterest expense, a non-GAAP measure (see page 45, “Explanations Certain of Non-GAAP Financial Measures” in Results of Operations), increased $4.7 million from prior-year levels. The year-over-year increase in adjusted expense reflects ongoing costs related to the 2015 and 2016 acquisitions of Floridian, and BMO Harris’ Orlando operations. Expenses also reflect support of organic growth of and investment in the franchise. Larger drivers include salary and benefit costs, occupancy, and furniture and equipment costs, largely from acquisition activity. While adjusted noninterest expenses (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”) grew 18% compared to prior year levels, total revenue excluding securities gains grew 27%, providing 9% operating leverage.

Noninterest expense decreased $1.4 million from the second quarter of 2016, due to a higher level of merger expenses recorded in the second quarter related to 2016 acquisitions. Adjusted noninterest expense (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”) grew $1.8 million or 6%. Contributing to the higher adjusted noninterest expense (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”) during the third quarter of 2016 were salary and benefit costs, and outsourced data processing costs, as well as, higher amortization of intangibles, largely from acquisition activity. Expenses related the acquisition of Floridian on March 11, 2016 were significant as well. This is excluded from adjusted expense (see page 45, “Explanation of Certain Non-GAAP Financial Measures” in “Results of Operations”).

Salaries and employee benefit costs totaling $16.8 million were $2.5 million or 17.4% higher for 2016’s third quarter, compared to 2015 for the same period. Of the $2.5 million increase in the third quarter of 2016, base salaries were $1.8 million higher during the third quarter of 2016, due to acquisitions, investments in strategy and people to support growth. Improved revenue generation and lending production, among other factors resulted in commissions, cash and stock incentives (aggregated) that were $1.4 million higher for 2016, compared to third quarter a year ago, but were partially offset by higher deferred costs (a contra) for significantly improved loan production, reducing total salaries by $0.4 million. Severance costs related to merger activity and bank closures were also lower, by $0.3 million compared to third quarter 2015.

Seacoast Bank utilizes third parties for its core data processing systems and outsourced data processing costs are correlated to the number of transactions processed. Outsourced data processing costs totaled $3.2 million for the third quarter of 2016, comparable to a year ago, but a $0.4 million or 14.1% increase in cost compared to the second quarter of 2016. The primary cause the increase is related to growth in total households banking with Seacoast and increased products utilized by each household. The Company wholly expects its digital servicing capabilities and technology will continue to support better, more efficient channel integration, allowing consumers to choose their path of convenience to satisfy their banking needs, resulting in organic growth of our products and services as well as related revenue.

Total occupancy, furniture and equipment expenses for the third quarter of 2016 increased $1.6 million or 49.5% (on an aggregate basis) to $4.9 million year over year. Branch closure charges summed to $0.7 million, $1.1 million and $0.7 million, respectively, in the third, second and first quarters of 2016. This increase is primarily driven by the ten branches acquired in the Floridian and BMO Harris acquisitions, and the write down of legacy and acquired branches designated to be closed this year. Ten branches were consolidated during the third quarter of 2016, and will lessen the impacts of acquired locations prospectively. Branch consolidation is expected to continue for the Company and the banking industry in general, as customers increase their usage of digital and mobile products.

Increases and decreases in remaining expenses were not as significant, but it should be noted that second quarter 2016 included the $1.8 million for early redemption of the FHLB advances previously discussed. Marketing expenses were lower by 18.5% and 29.0%, respectively, when compared to the second quarter of 2016 and prior year’s third quarter result, as the focus the past couple quarters was on integration of acquired households.

Significant noninterest expense categories for the third quarter of 2016, compared to second quarter 2016 and the third quarter of 2015, is detailed as follows:

	Third	Second	Third
	Quarter	Quarter	Quarter
(Dollars in thousands)	2016	2016	2015
Salaries and employee benefits	$16,762	$16,405	$14,280
Outsourced data processing costs	3,198	2,803	3,277
Occupancy	3,675	3,645	2,396
Furniture and equipment	1,228	1,283	883
Marketing	780	957	1,099
Legal and professional fees	2,213	2,656	2,189
Amortization of intangibles	728	593	397
Early redemption cost for Federal
Home Loan Bank advances	0	1,777	0
Other	4,851	4,689	4,606
Total	$33,435	$34,808	$29,127

*Additional detail for “Other” can be found in “Note H – Noninterest Income and Expense.”

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

For 2016’s third quarter and first nine months, we recorded provisioning for loan losses of $0.6 million and $1.4 million, respectively, which compared to provisioning of $1.0 million and $2.3 million, respectively, for 2015’s third quarter and first nine months. Net recoveries of $2.1 million through September 30, 2016, compare to net charge-offs of a nominal amount for the first nine months of 2015 (see “Note F – Impaired Loans and Allowance for Loan Losses”). For 2016, provisioning for loan losses reflects continued strong credit metrics and significant net recoveries, offset by continued loan growth. Delinquency trends remain low and show continued stability (see section titled “Nonperforming Loans, Troubled Debt Restructurings, Other Real Estate Owned, and Credit Quality”).

Management continuously monitors the quality of the Company’s loan portfolio and maintains an allowance for loan losses it believes is sufficient to absorb probable losses inherent in the loan portfolio. The allowance for loan losses increased $3.4 million to $22.7 million at September 30, 2016, compared to $19.3 million at September 30, 2015. The allowance for loan losses (“ALLL”) framework has four basic elements: (1) specific allowances for loans individually evaluated for impairment; (2) general allowances for pools of homogeneous non-purchased loans (“portfolio loans”) within the portfolio that have similar risk characteristics, which are not individually evaluated; (3) specific allowances for purchased impaired loans which are individually evaluated based on the loans expected principal and interest cash flows; and (4) general allowances for purchased unimpaired pools of homogeneous loans that have similar risk characteristics. The aggregate of these four components results in our total allowance for loan losses.

The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired portfolio loans, including accruing and nonaccruing restructured commercial and consumer loans. In this process, a specific allowance is established for impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. It is the Company’s policy to charge off any portion of the loan deemed a loss. Restructured consumer loans are also evaluated in this element of the estimate. As of September 30, 2016, the specific allowance related to impaired portfolio loans individually evaluated totaled $2.0 million, compared to $3.1 million as of September 30, 2015.

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

The final component consists of amounts reserved for purchased unimpaired loans. Loans collectively evaluated for impairment reported at September 30, 2016 include loans acquired from BMO Harris on June 3, 2016, Floridian on March 11, 2016, Grand on July 17, 2015 and BANKshares on October 1, 2014 that are not PCI loans. These loans are performing loans recorded at estimated fair value at the acquisition date. These amounts are accreted into interest income over the remaining lives of the related loans on a level yield basis, and remained adequate at September 30, 2016.

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

Net recoveries for the three months and nine months ended September 30, 2016 totaled $1,409,000 and $2,145,000, respectively, compared to net charge-offs of $450,000 and $18,000, respectively, for the three months and nine months ended September 30, 2015. Note F to the financial statements (titled “Impaired Loans and Allowance for Loan Losses”) summarizes the Company’s allocation of the allowance for loan losses to construction and land development loans, commercial and residential estate loans, commercial and financial loans, and consumer loans, and provides more specific detail regarding charge-offs and recoveries for each loan component and the composition of the loan portfolio at September 30, 2016 and 2015. Although there is no assurance that we will not have elevated charge-offs in the future, we believe that we have significantly reduced the risks in our loan portfolio.

The allowance as a percentage of portfolio loans outstanding (excluding PCI and PUL loans) was 1.00% at September 30, 2016, compared to 1.11% at September 30, 2015. The allowance for loan losses represents management’s estimate of an amount adequate in relation to the risk of losses inherent in the loan portfolio. The reduced level of impaired loans contributed to a lower risk of loss and the lower allowance for loan losses as of September 30, 2016. The risk profile of the loan portfolio has been reduced by implementing a program to decrease the level of credit risk in such portfolio by strengthening credit management methodologies and implementing a low risk “back-to-basics” strategic plan for loan growth. New loan production has shifted to adjustable rate residential real estate loans, owner-occupied commercial real estate, small business loans for professionals and businesses, and consumer lending. Strategies, processes and controls are in place to ensure that new production is well underwritten and maintains a focus on smaller, diversified and lower-risk lending. Aided by initiatives embodied in new loan programs and continued aggressive collection actions, the portfolio mix has changed dramatically and has become more diversified. The improved mix is most evident by a lower percentage of loans in income producing commercial real estate and construction and land development loans. Prospectively, we anticipate that the allowance is likely benefit from continued improvement in our credit quality, but offset by more normal loan growth as business activity and the economy improves.

Concentrations of credit risk, discussed under the caption “Loan Portfolio” of this discussion and analysis, can affect the level of the allowance and may involve loans to one borrower, an affiliated group of borrowers, borrowers engaged in or dependent upon the same industry, or a group of borrowers whose loans are predicated on the same type of collateral. The Company’s most significant concentration of credit is a portfolio of loans secured by real estate. At September 30, 2016, the Company had $2.281 billion in loans secured by real estate, representing 82.4% of total loans, up from $1.810 billion and a percent of total loans (versus 86.2%) at September 30, 2015. In addition, the Company is subject to a geographic concentration of credit because it only operates in central and southeastern Florida.

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

At September 30, 2016, outstanding securities designated as available for sale totaled $866.6 million. The fair value of the available for sale portfolio at September 30, 2016 was more than historical amortized cost, producing net unrealized gains that have been included in other comprehensive income (loss) as a component of shareholders’ equity (net of taxes). The Company made no change to the valuation techniques used to determine the fair values of securities during 2016 and 2015. The credit quality of the Company’s securities holdings are primarily investment grade.

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

Realization of Deferred Tax Assets – Critical Accounting Policies and Estimates

At September 30, 2016, the Company had net deferred tax assets (“DTA”) of $58.8 million. Although realization is not assured, management believes that realization of the carrying value of the DTA is more likely than not, based upon expectations as to future taxable income and tax planning strategies, as defined by ASC 740 Income Taxes. In comparison, at September 30, 2015 the Company had a net DTA of $61.0 million.

Contingent Liabilities – Critical Accounting Policies and Estimates

The Company is subject to contingent liabilities, including judicial, regulatory and arbitration proceedings, and tax and other claims arising from the conduct of our business activities. These proceedings include actions brought against the Company and/or our subsidiaries with respect to transactions in which the Company and/or our subsidiaries acted as a lender, a financial advisor, a broker or acted in a related activity. Accruals are established for legal and other claims when it becomes probable that the Company will incur an expense and the amount can be reasonably estimated. Company management, together with attorneys, consultants and other professionals, assesses the probability and estimated amounts involved in a contingency. Throughout the life of a contingency, the Company or our advisors may learn of additional information that can affect our assessments about probability or about the estimates of amounts involved. Changes in these assessments can lead to changes in recorded reserves. In addition, the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved for the claims. At September 30, 2016, the Company had no significant accruals for contingent liabilities and had no known pending matters that could potentially be significant.

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

Senior management regularly reviews the overall interest rate risk position and evaluates strategies to manage the risk. The Company’s third quarter 2016 Asset and Liability Management Committee (“ALCO”) model simulation indicates net interest income would increase 7.8% if interest rates increased 200 basis points up over the next 12 months and 4.1% if interest rates increased 100 basis points. This compares with the Company’s third quarter 2015 model simulation, which indicated net interest income would increase 10.3% if interest rates were increased 200 basis points up over the next 12 months and 4.8% if interest rates were increased 100 basis points. Recent regulatory guidance has placed more emphasis on rate shocks.

The Company had a positive gap position based on contractual and prepayment assumptions for the next 12 months, with a positive cumulative interest rate sensitivity gap as a percentage of total earning assets of 10.0% at September 30, 2016. This result includes assumptions for core deposit re-pricing validated for the Company by an independent third party consulting group.

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

EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate life deposit portfolios. Core deposits are a more significant funding source for the Company, making the lives attached to core deposits more important to the accuracy of our modeling of EVE. The Company periodically reassesses its assumptions regarding the indeterminate lives of core deposits utilizing an independent third party resource to assist. With lower interest rates over a prolonged period, the average lives of core deposits have trended higher and favorably impacted our model estimates of EVE for higher rates. Based on our third quarter 2016 modeling, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 18.2% versus the EVE in a stable rate environment, while a 200 basis point increase in rates is estimated to increase the EVE 30.5%.

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

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2016 and concluded that those disclosure controls and procedures are effective. There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part II. OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities during the first, second and third quarters of 2016, entirely related to equity incentive plan activity, were as follows:

				Maximum
	Total		Total Number of	Number of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as part of Public	yet be Purchased
Period	Purchased	Paid Per Share	Announced Plan*	Under the Plan
1/1/16 to 1/31/16	0	$0.00	187,785	227,215
2/1/16 to 2/29/16	3,252	14.81	191,037	223,963
3/1/16 to 3/31/16	0	0.00	191,037	223,963
Total - 1st Quarter	3,252	14.81	191,037	223,963

4/1/16 to 4/30/16	7,213	15.99	198,250	216,750
5/1/16 to 5/31/16	466	16.15	198,716	216,284
6/1/16 to 6/30/16	18,999	16.31	217,715	197,285
Total - 2nd Quarter	26,678	16.22	217,715	197,285

7/1/16 to 7/31/16	0	0.00	217,715	197,285
8/1/16 to 8/31/16	15,977	16.17	233,692	181,308
9/1/16 to 9/30/16	0	0.00	233,692	181,308
Total - 3rd Quarter	15,977	16.17	233,692	181,308

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

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	The following materials from Seacoast Banking Corporation of Florida’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEACOAST BANKING CORPORATION OF FLORIDA

November 9, 2016	/s/ Dennis S. Hudson, III
DENNIS S. HUDSON, III
Chairman & Chief Executive Officer

November 9, 2016	/s/ Stephen A. Fowle
STEPHEN A. FOWLE
Executive Vice President & Chief Financial Officer

